Form 10-Q
period 2013-09-30
QUANTA SERVICES INC
filed 2013-11-08
CIK 1050915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 31, 2013, the number of outstanding shares of Common Stock of the Registrant was 212,360,276. As of the same date, 3,500,000 Exchangeable Shares and one share of Series F Preferred Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$309,153	$394,701
Accounts receivable, net of allowances of $5,256 and $5,447	1,434,701	1,328,081
Costs and estimated earnings in excess of billings on uncompleted contracts	232,292	342,777
Inventories	35,590	38,261
Prepaid expenses and other current assets	125,651	97,907

Total current assets	2,137,387	2,201,727
Property and equipment, net of accumulated depreciation of $627,839 and $555,030	1,153,629	1,045,983
Other assets, net	363,191	171,566
Other intangible assets, net of accumulated amortization of $214,473 and $198,082	190,749	183,836
Goodwill	1,650,012	1,537,645

Total assets	$5,494,968	$5,140,757

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,639	$—
Accounts payable and accrued expenses	757,267	707,294
Billings in excess of costs and estimated earnings on uncompleted contracts	204,881	173,885

Total current liabilities	964,787	881,179
Deferred income taxes	240,394	225,050
Insurance and other non-current liabilities	265,533	262,612

Total liabilities	1,470,714	1,368,841

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 222,251,194 and 220,917,050 shares issued, and 210,230,028 and 209,270,586 shares outstanding	2	2
Exchangeable Shares, no par value, 3,500,000 and 3,909,110 shares issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	3,338,978	3,287,086
Retained earnings	903,380	668,156
Accumulated other comprehensive income (loss)	(11,319)	14,453
Treasury stock, 12,021,166 and 11,646,464 common shares, at cost	(215,108)	(203,149)

Total stockholders’ equity	4,015,933	3,766,548
Noncontrolling interests	8,321	5,368

Total equity	4,024,254	3,771,916

Total liabilities and equity	$5,494,968	$5,140,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$1,645,132	$1,532,001	$4,705,219	$4,246,927
Cost of services (including depreciation)	1,372,079	1,280,001	3,952,609	3,595,959

Gross profit	273,053	252,000	752,610	650,968
Selling, general and administrative expenses	124,949	114,577	357,661	317,918
Amortization of intangible assets	7,026	10,290	17,406	28,781

Operating income	141,078	127,133	377,543	304,269
Interest expense	(475)	(963)	(1,480)	(2,496)
Interest income	1,139	383	2,230	1,178
Equity in earnings of unconsolidated affiliates	—	1,308	—	1,308
Other income (expense), net	(824)	(179)	(1,690)	(375)

Income from continuing operations before income taxes	140,918	127,682	376,603	303,884
Provision for income taxes	42,509	39,596	126,611	103,536

Net income from continuing operations	98,409	88,086	249,992	200,348
Income from discontinued operations, net of taxes	—	12,770	—	20,299

Net income	98,409	100,856	249,992	220,647
Less: Net income attributable to noncontrolling interests	5,503	4,458	14,768	13,004

Net income attributable to common stock	$92,906	$96,398	$235,224	$207,643

Amounts attributable to common stock:
Net income from continuing operations	$92,906	$83,628	$235,224	$187,344
Net income from discontinued operations	—	12,770	—	20,299

Net income attributable to common stock	$92,906	$96,398	$235,224	$207,643

Earnings per share attributable to common stock — basic and diluted:
Continuing operations	$0.43	$0.39	$1.10	$0.88
Discontinued operations	—	0.06	—	0.10

Net income attributable to common stock	$0.43	$0.45	$1.10	$0.98

Shares used in computing earnings per share:
Weighted average basic shares outstanding	214,866	213,150	214,178	212,564

Weighted average diluted shares outstanding	214,916	213,242	214,229	212,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$98,409	$100,856	$249,992	$220,647
Other comprehensive income (loss), net of tax provision:
Foreign currency translation adjustment, net of tax of $0, $0, $0 and $0	13,120	22,289	(25,772)	19,047
Other, net of tax of $0, $1, $0 and $3	—	4	—	14

Other comprehensive income (loss)	13,120	22,293	(25,772)	19,061

Comprehensive income	111,529	123,149	224,220	239,708
Less: Comprehensive income attributable to noncontrolling interests	5,503	4,458	14,768	13,004

Total comprehensive income attributable to Quanta shareholders	$106,026	$118,691	$209,452	$226,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cash Flows from Operating Activities:
Net income	$98,409	$100,856	$249,992	$220,647
Income from discontinued operations	—	(12,770)	—	(20,299)
Adjustments to reconcile net income to net cash provided by (used in) operating activities —
Depreciation	33,873	30,713	98,793	89,115
Amortization of intangible assets	7,026	10,290	17,406	28,781
Equity in earnings of unconsolidated affiliates	—	(1,308)	—	(1,308)
Amortization of debt issuance costs	218	228	654	678
Amortization of deferred revenues	(2,652)	(2,523)	(8,169)	(7,663)
Gain on sale of property and equipment	(859)	(187)	(1,512)	(634)
Foreign currency loss	1,303	243	2,247	617
Provision for doubtful accounts	170	468	1,832	2,827
Deferred income tax provision (benefit)	(15,481)	12,485	(10,507)	22,137
Non-cash stock-based compensation	7,669	6,634	27,747	20,120
Tax impact of stock-based equity awards	(229)	66	(2,797)	24
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(126,633)	(272,380)	(97,474)	(309,551)
Costs and estimated earnings in excess of billings on uncompleted contracts	(792)	(23,853)	(66,460)	(163,143)
Inventories	5,396	(1,137)	2,500	21,321
Prepaid expenses and other current assets	(22,947)	(27,486)	(7,519)	(17,305)
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	95,000	134,499	17,470	127,542
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,771)	3,834	12,243	(15,026)
Other, net	7,492	(5,191)	8,654	(7,265)

Net cash provided by (used in) operating activities of continuing operations	83,192	(46,519)	245,100	(8,385)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	4,508	2,107	8,607	8,976
Additions of property and equipment	(51,074)	(67,929)	(213,240)	(148,643)
Cash paid for acquisitions, net of cash acquired	(123,759)	—	(124,736)	(68,727)
Investments in unconsolidated affiliates	(1,707)	—	(11,177)	(53,750)
Cash received from (paid for) other investments	994	—	(12,332)	—
Cash withdrawn from restricted cash	36,482	—	36,482	—
Cash paid for other intangibles	—	(1,541)	—	(1,541)

Net cash used in investing activities of continuing operations	(134,556)	(67,363)	(316,396)	(263,685)

Cash Flows from Financing Activities:
Borrowings under credit facility	—	425,540	—	775,160
Payments under credit facility	—	(339,540)	—	(650,160)
Payments on other long-term debt	(227)	(14)	(227)	(47)
Distributions to noncontrolling interests	(2,503)	(6,733)	(11,815)	(12,970)
Tax impact of stock-based equity awards	229	(66)	2,797	(24)
Exercise of stock options	49	649	872	1,573

Net cash provided by (used in) financing activities of continuing operations	(2,452)	79,836	(8,373)	113,532

Discontinued operations:
Net cash used in operating activities	—	(13,252)	—	(21,325)
Net cash used in investing activities	—	(2,908)	—	(10,907)

Net cash used in discontinued operations	—	(16,160)	—	(32,232)

Effect of foreign exchange rate changes on cash and cash equivalents	(144)	5,547	(5,879)	3,630
Net decrease in cash and cash equivalents	(53,960)	(44,659)	(85,548)	(187,140)
Cash and cash equivalents, beginning of period	363,113	172,868	394,701	315,349

Cash and cash equivalents, end of period	$309,153	$128,209	$309,153	$128,209

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for —
Interest paid	$(267)	$(752)	$(996)	$(1,532)
Income taxes paid	$(36,557)	$(40,255)	$(193,947)	$(111,179)
Income tax refunds	$297	$384	$639	$2,677

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

Natural Gas and Pipeline Infrastructure Services Segment

The Natural Gas and Pipeline Infrastructure Services segment provides comprehensive network solutions to customers involved in the transportation of natural gas, oil and other pipeline products. Services performed by the Natural Gas and Pipeline Infrastructure Services segment generally include the design, installation, repair and maintenance of pipeline transmission and distribution systems, gathering systems, production systems and compressor and pump stations, as well as related trenching, directional boring and automatic welding services. In addition, this segment’s services include pipeline protection, integrity testing, rehabilitation and replacement, and fabrication of pipeline support systems and related structures and facilities. To a lesser extent, this segment designs, installs and maintains airport fueling systems as well as water and sewer infrastructure.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Acquisitions

During the fourth quarter of 2013, Quanta has completed three acquisitions. One of the companies acquired specializes in mechanical installations for the offshore oil and gas industry with operations primarily in the Gulf of Mexico and select offshore international markets. The second acquired company specializes in pipeline logistics with operations throughout the U.S., primarily in the shale regions. The third acquired company is an electric power infrastructure services contractor with operations in western regions of the U.S. The aggregate consideration paid for these acquisitions consisted of approximately $180.8 million in cash and 2,747,412 shares of Quanta common stock valued at approximately $69.3 million. As these transactions were effective during the fourth quarter of 2013, the results will be included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable Quanta to further enhance its electric power infrastructure service and natural gas and pipeline infrastructure service offerings in the United States and select international markets.

In July 2013, Quanta acquired an electric power infrastructure services company based in Ohio with operations primarily in the Midwest and along the East Coast of the United States (U.S.) and an energy infrastructure contractor that primarily provides pipeline construction and related services in Australia. The aggregate consideration paid for these two acquisitions consisted of approximately $123.8 million in cash, net of unrestricted cash acquired, and 763,272 shares of Quanta common stock valued at approximately $18.7 million. As these transactions were effective in July 2013, the results have been included in Quanta’s consolidated financial statements beginning on their respective acquisition dates. These acquisitions should enable Quanta to further enhance its service offerings in certain regions of the United States and increase Quanta’s service capabilities in Australia.

In the first quarter of 2013, Quanta acquired a small electric power infrastructure services company. The results of operations related to this acquisition are not material and have been reflected in Quanta’s condensed consolidated financial statements beginning as of the date of the acquisition.

In the first and second quarters of 2012, Quanta acquired four businesses, which included one electric power infrastructure services company based in Canada, two electric power infrastructure services companies based in the United States and one natural gas and pipeline infrastructure services company based in the United States. These businesses have been reflected in Quanta’s consolidated financial statements as of their respective acquisition dates. The aggregate consideration for these acquisitions consisted of approximately $57.5 million in cash, 1,927,113 shares of Quanta common stock valued at approximately $37.3 million and the repayment of $11.0 million in debt. These acquisitions have allowed Quanta to further expand its capabilities and scope of services internationally and in the United States.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Summarized financial information for discontinued operations is shown below (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenues	$153,200	$380,147

Income from discontinued operations before taxes	18,527	32,054
Provision for income taxes	(5,757)	(11,755)

Income from discontinued operations, net of taxes	$12,770	$20,299

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Reclassifications

Cash flows for investing activities for the nine months ended September 30, 2013 include the reclassification of certain amounts from other investing activities into capital expenditures based upon strategic plan expansions during the third quarter of 2013.

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $309.2 million and $394.7 million as of September 30, 2013 and December 31, 2012. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which are carried at fair value. At September 30, 2013 and December 31, 2012, cash equivalents were $130.1 million and $92.5 million, which consisted primarily of money market mutual funds and are discussed further in “Fair Value Measurements” below. As of September 30, 2013 and December 31, 2012, cash and cash equivalents held in domestic bank accounts were approximately $125.2 million and $254.1 million, and cash and cash equivalents held in foreign bank accounts were approximately $184.0 million and $140.6 million.

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect Quanta’s ability to collect amounts due from them. As of September 30, 2013 and December 31, 2012, Quanta had total allowances for doubtful accounts of approximately $5.3 million and $5.4 million, all of which were included as a reduction of net current accounts

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

receivable. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of September 30, 2013 and December 31, 2012 were approximately $222.9 million and $180.6 million and are included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months are included in other assets, net, and as of September 30, 2013 and December 31, 2012 were $42.3 million and $22.5 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At September 30, 2013 and December 31, 2012, the balances of unbilled receivables included in accounts receivable were approximately $193.1 million and $127.5 million.

Goodwill and Other Intangibles

Quanta has recorded goodwill in connection with its historical acquisitions of companies. Upon acquisition, these companies have been either combined into one of Quanta’s existing operating units or managed on a stand-alone basis as an individual operating unit. Goodwill recorded in connection with these acquisitions is subject to an annual assessment for impairment, which Quanta performs at the operating unit level for each operating unit that carries a balance of goodwill. Each of Quanta’s operating units is organized into one of three internal divisions: the Electric Power Division, the Natural Gas and Pipeline Division or the Fiber Optic Licensing Division. As most of the companies acquired by Quanta provide multiple types of services for multiple types of customers, these divisional designations are based on the predominant type of work performed by each operating unit at the point in time the divisional designation is made. Goodwill is required to be measured for impairment at the operating segment level or one level below the operating segment level for which discrete financial information is available, and Quanta has determined that its individual operating units represent its reporting units for the purpose of assessing goodwill impairments.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Quanta holds an equity ownership interest of approximately 31% in Howard Midstream Energy Partners, LLC (HEP). HEP is engaged in the business of owning, operating and constructing midstream plant and pipeline assets in the natural gas and oil pipeline industry. Quanta accounts for this investment using the equity method of accounting. During the first nine months of 2013, Quanta invested an additional $9.1 million, along with other HEP members, primarily to provide capital for planned midstream expansion projects. The carrying value of Quanta’s investment in HEP was approximately $99.6 million and $90.5 million at September 30, 2013 and December 31, 2012.

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

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate Quanta for services rendered, which may be measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the material associated with Quanta’s work is owner-furnished and is therefore not included in contract revenues and costs. The cost estimation process is based on professional knowledge and experience of Quanta’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore Quanta’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. These factors are routinely evaluated on a project by project basis throughout the project term, and the impact of corresponding revisions in management’s estimates of

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

contract value, contract cost and contract profit are recorded as necessary in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. Quanta’s operating results for the nine months ended September 30, 2013 were impacted by less than 5 percent as a result of changes in contract estimates related to projects that were in progress at December 31, 2012.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of September 30, 2013 and December 31, 2012, Quanta had approximately $241.3 million and $205.0 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business. The September 30, 2013 and December 31, 2012 balances of recognized change orders and claims were primarily impacted by the Sunrise Powerlink project, an electric power infrastructure services project, primarily as a result of customer directed changes to the project construction schedule which required PAR Electrical Contractors, Inc. (PAR), a wholly-owned subsidiary of Quanta, to significantly increase its resources to the project in order to meet the customer required completion date. Revenues associated with this change order of approximately $165 million were accrued and recognized as a component of costs and estimated earnings in excess of billings on uncompleted contracts. Since completion of the project, PAR and San Diego Gas & Electric Company (SDG&E) have had ongoing meetings to review project scope, costs and performance criteria in order to reach resolution on the additional work performed and pricing of the change order under the contract, which has resulted in PAR and SDG&E being in agreement as to PAR’s direct costs. As of early October 2013, the parties were unsuccessful in agreeing on the amount owed to PAR, and as a result, have recently agreed to proceed with a contractually agreed upon arbitration process. As this process is not expected to conclude within the next twelve months, Quanta has reclassified the recognized balance related to this contract into other assets, net. The aggregate contract price adjustments discussed above represent management’s best estimate of additional contract revenues which have been earned and which management believes are probable of collection. The amounts ultimately realized by Quanta upon final acceptance by its customers could be higher or lower than such estimated amounts; however, Quanta does not believe the resolution of these matters will have a material adverse effect on Quanta’s consolidated financial position, results of operations or cash flows. See Litigation and Claims — Sunrise Powerlink Arbitration in Note 10 for additional information.

Fiber Optic Licensing — The fiber optic licensing business constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of the agreements, including probable renewal periods. As of September 30, 2013 and December 31, 2012, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $47.8 million and $46.4 million and are recognized as deferred revenue, with $38.8 million and $37.7 million considered to be long-term and included in other non-current liabilities. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at September 30, 2013 are as follows (in thousands):

Minimum Future Licensing Revenues
Year Ending December 31 —
Remainder of 2013	$22,694
2014	74,834
2015	50,236
2016	40,203
2017	31,486
Thereafter	144,048

Fixed non-cancelable minimum licensing revenues	$363,501

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

As of September 30, 2013, the total amount of unrecognized tax benefits relating to uncertain tax positions was $50.6 million, a decrease from December 31, 2012 of $0.6 million. This decrease in unrecognized tax benefits results from a $7.4 million decrease primarily due to the expiration of certain statute of limitations periods in the 2009 tax year, partially offset by a $6.8 million increase primarily due to tax positions expected to be taken for 2013. Certain subsidiaries are under examination by various state and Canadian tax authorities for multiple periods. Quanta believes that it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease up to $10.8 million as a result of settlements of these audits or as a result of the expiration of certain statute of limitations periods.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The income tax laws and regulations are voluminous and are often ambiguous. As such, Quanta is required to make many subjective assumptions and judgments regarding its tax positions that could materially affect amounts recognized in its future consolidated balance sheets, statements of operations and comprehensive income.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalents would be antidilutive.

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

Compensation expense associated with liability based awards, such as RSUs that are expected to be settled in cash, is recognized based on a remeasurement of the fair value of the award at the end of each reporting period. RSUs to be settled in cash are intended to provide the holders with cash performance incentives that are substantially equivalent to the risks and rewards of equity ownership in Quanta. RSUs to be settled in cash vest over a designated period, typically three years, and are subject to forfeiture under certain conditions, primarily

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

termination of service. Upon vesting of RSUs to be settled in cash, the holders receive for each vested RSU an amount in cash equal to the fair market value on the vesting date of one share of Quanta common stock, as specified in the applicable award agreement.

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

Litigation Costs and Reserves

Quanta records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Costs incurred for litigation are expensed as incurred. Further details are presented in Note 10.

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents were categorized as Level 1 assets at September 30, 2013 and December 31, 2012, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The adoption of this standard did not have a material effect on Quanta’s consolidated financial statements.

Accounting Standards Not Yet Adopted

In July 2013, the FASB issued an update that provides guidance on the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists as of the reporting date. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements.

4.	ACQUISITIONS:

2013 Acquisitions

In July 2013, Quanta acquired an electric power infrastructure services company based in Ohio with operations primarily in the Midwest and along the East Coast of the United States and an energy infrastructure contractor that primarily provides pipeline construction and related services in Australia. The aggregate consideration paid for these two acquisitions consisted of approximately $123.8 million in cash, net of unrestricted cash acquired, and 763,272 shares of Quanta common stock valued at approximately $18.7 million. As these transactions were effective in July 2013, the results have been included in Quanta’s consolidated financial statements beginning in July 2013. These acquisitions should enable Quanta to further enhance its service offerings in certain regions of the United States and increase Quanta’s service capabilities in Australia.

In the first quarter of 2013, Quanta acquired a small electric power infrastructure services company. The results of operations related to this acquisition are not material and have been reflected in Quanta’s condensed consolidated financial statements beginning as of the date of the acquisition.

2012 Acquisitions

In the first and second quarters of 2012, Quanta acquired four businesses, which included one electric power infrastructure services company based in Canada, two electric power infrastructure services companies based in the United States and one natural gas and pipeline infrastructure services company based in the United States. These businesses have been reflected in Quanta’s consolidated financial statements as of their respective acquisition dates. The aggregate consideration for these acquisitions consisted of approximately $57.5 million in cash, 1,927,113 shares of Quanta common stock valued at approximately $37.3 million and the repayment of $11.0 million in debt. These acquisitions have allowed Quanta to further expand its capabilities and scope of services internationally and in the United States.

The following table summarizes the aggregate consideration paid through September 30, 2013 for the 2013 and 2012 acquisitions and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates. This allocation requires a

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

significant use of estimates and is based on information that was available to management at the time these consolidated financial statements were prepared (in thousands).

	2013	2012
Consideration:
Value of Quanta common stock issued	$19,618	$37,291
Cash paid	165,246	68,507

Fair value of total consideration transferred	$184,864	$105,798

Current assets	$124,563	$20,516
Property and equipment	14,221	18,821
Other assets	1,009	123
Identifiable intangible assets	25,934	17,931
Current liabilities	(93,026)	(10,008)
Deferred tax liabilities, net	(4,083)	(6,173)
Other long-term liabilities	(1,617)	(191)

Total identifiable net assets	67,001	41,019
Goodwill	117,863	64,779

	$184,864	$105,798

The fair value of current assets acquired in 2013 includes accounts receivable with a fair value of $38.2 million. The fair value of current assets acquired in 2012 included accounts receivable with a fair value of $15.3 million.

Goodwill represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed. The 2013 and 2012 acquisitions strategically expanded Quanta’s Canadian and Australian service offerings and enhanced its domestic electric power and natural gas and oil pipeline service offerings, which Quanta believes contributes to the recognition of the goodwill. In connection with the 2013 acquisitions, goodwill of $76.8 million was recorded for reporting units included within Quanta’s electric power division and $41.1 million was recorded for reporting units included within Quanta’s natural gas and pipeline division at September 30, 2013. In connection with the 2012 acquisitions, goodwill of $57.5 million was recorded for reporting units included within Quanta’s electric power division and $7.3 million was recorded for reporting units included within Quanta’s natural gas and pipeline division at December 31, 2012. Goodwill of approximately $75.7 million and $52.9 million is expected to be deductible for income tax purposes related to the businesses acquired in 2013 and 2012.

The unaudited supplemental pro forma results of operations have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future. Future

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$1,664,282	$1,605,188	$4,926,496	$4,480,965
Gross profit	$275,573	$262,809	$781,801	$685,531
Selling, general and administrative expenses	$126,012	$118,924	$367,893	$332,163
Amortization of intangible assets	$7,070	$11,438	$19,399	$35,217
Net income from continuing operations	$99,240	$91,522	$260,789	$209,297
Net income from continuing operations attributable to common stock	$93,738	$87,064	$246,022	$196,293

Earnings per share from continuing operations attributable to common stock — basic and diluted	$0.44	$0.41	$1.15	$0.91

The pro forma combined results of operations for the three and nine months ended September 30, 2013 and 2012 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2013 acquisitions as if they occurred January 1, 2012. The pro forma combined results of operations for the three and nine months ended September 30, 2012 have also been prepared by adjusting the historical results of Quanta to include the historical results of the 2012 acquisitions as if they occurred January 1, 2011. These pro forma combined historical results were then adjusted for the following: a reduction of interest expense and interest income as a result of the repayment of outstanding indebtedness, a reduction of interest income as a result of the cash consideration paid net of cash received, an increase in amortization expense due to the incremental intangible assets recorded related to the 2013 and 2012 acquisitions, an increase or decrease in depreciation expense within cost of services related to the net impact of adjusting acquired property and equipment to the acquisition date fair value and conforming depreciable lives with Quanta’s accounting policies, an increase in the number of outstanding shares of Quanta common stock and certain reclassifications to conform the acquired companies’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from the acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

Revenues of approximately $83.5 million and income from continuing operations before income taxes of approximately $4.3 million are included in Quanta’s consolidated results of operations for the three and nine months ended September 30, 2013 related to the 2013 acquisitions following their respective dates of acquisition.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Division	Natural Gas and Pipeline Division	Fiber Optic Licensing Division	Total
Goodwill balance at December 31, 2012	$1,065,152	$137,703	$334,790	$1,537,645
Goodwill acquired during 2013	76,756	41,107	—	117,863
Foreign currency translation related to goodwill	(4,701)	(795)	—	(5,496)

Goodwill balance at September 30, 2013	$1,137,207	$178,015	$334,790	$1,650,012

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

Activity in Quanta’s intangible assets consists of the following (in thousands):

	As of December 31, 2012		Nine Months Ended September 30, 2013			As of September 30, 2013
	Intangible Assets	Accumulated Amortization	Amortization Expense	Additions	Foreign Currency Adjustments	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$170,465	$(47,777)	$(8,575)	$14,155	$(1,141)	$127,127	10.9
Backlog	126,057	(119,068)	(4,675)	7,314	(24)	9,604	1.7
Trade names	32,559	(3,014)	(838)	4,121	(206)	32,622	26.9
Non-compete agreements	27,406	(20,706)	(1,737)	344	(155)	5,152	2.7
Patented rights and developed technology	20,931	(7,517)	(1,581)	—	(89)	11,744	5.5

Total intangible assets subject to amortization	377,418	(198,082)	(17,406)	25,934	(1,615)	186,249	12.7
Other intangible assets not subject to amortization	4,500	—	—	—	—	4,500	N/A

Total intangible assets	$381,918	$(198,082)	$(17,406)	$25,934	$(1,615)	$190,749	N/A

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization expense for intangible assets was $7.0 million and $10.3 million for the three months ended September 30, 2013 and 2012 and $17.4 million and $28.8 million for the nine months ended September 30, 2013 and 2012. The estimated future aggregate amortization expense of intangible assets as of September 30, 2013 is set forth below (in thousands):

For the Fiscal Year Ending December 31 —
Remainder of 2013	$7,541
2014	22,276
2015	16,994
2016	16,140
2017	15,170
Thereafter	108,128

Total	$186,249

6.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 are illustrated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
AMOUNTS ATTRIBUTABLE TO COMMON STOCK:
Net income from continuing operations	$92,906	$83,628	$235,224	$187,344
Net income from discontinued operations	—	12,770	—	20,299

Net income attributable to common stock	$92,906	$96,398	$235,224	$207,643

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings per share	214,866	213,150	214,178	212,564
Effect of dilutive stock options	50	92	51	86

Weighted average shares outstanding for diluted earnings per share	214,916	213,242	214,229	212,650

For purposes of calculating diluted earnings per share, there were no adjustments required to derive Quanta’s net income attributable to common stock. For the three and nine months ended September 30, 2013 and 2012, a nominal number of stock options were excluded from the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of Quanta’s common stock. The outstanding exchangeable shares of a Canadian subsidiary of Quanta that were issued pursuant to the acquisition of Valard Construction LP and certain of its affiliated entities (Valard) on October 25, 2010, which are exchangeable on a one-for-one basis with shares of Quanta common stock, are included in weighted average

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012.

7.	DEBT OBLIGATIONS:

Credit Facility

On October 30, 2013, Quanta entered into an amended and restated credit agreement with various lenders that provides for a $1.325 billion senior secured revolving credit facility maturing October 30, 2018. See Note 12 for further information.

Quanta's credit agreement in effect as of September 30, 2013 provided for a $700.0 million senior secured revolving credit facility with a maturity date of August 2, 2016. Up to $100.0 million of the facility was available for revolving loans and letters of credit in certain alternative currencies in addition to the U.S. dollar. Borrowings under the credit agreement were to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes.

As of September 30, 2013, Quanta had approximately $226.4 million of letters of credit issued and no outstanding borrowings under the credit facility. The remaining $473.6 million was available for borrowings or issuing new letters of credit.

Amounts borrowed under the credit agreement in U.S. dollars bore interest, at Quanta’s option, at a rate equal to either (a) the Eurocurrency Rate (as defined in the credit agreement) plus 1.25% to 2.50%, as determined based on Quanta’s Consolidated Leverage Ratio (as described below), plus, if applicable, any Mandatory Cost (as defined in the credit agreement) required to compensate lenders for the cost of compliance with certain European regulatory requirements, or (b) the Base Rate (as described below) plus 0.25% to 1.50%, as determined based on Quanta’s Consolidated Leverage Ratio. Amounts borrowed under the credit agreement in any currency other than U.S. dollars bore interest at a rate equal to the Eurocurrency Rate plus 1.25% to 2.50%, as determined based on Quanta’s Consolidated Leverage Ratio, plus, if applicable, any Mandatory Cost. Standby letters of credit issued under the credit agreement were subject to a letter of credit fee of 1.25% to 2.50%, based on Quanta’s Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations were subject to a letter of credit fee of 0.75% to 1.50%, based on Quanta’s Consolidated Leverage Ratio. Quanta was also subject to a commitment fee of 0.20% to 0.45%, based on Quanta’s Consolidated Leverage Ratio, on any unused availability under the credit agreement. The Consolidated Leverage Ratio was the ratio of Quanta’s total funded debt to Consolidated EBITDA (as defined in the credit agreement). For purposes of calculating both the Consolidated Leverage Ratio and the maximum senior debt to Consolidated EBITDA ratio discussed below, total funded debt and total senior debt were reduced by all unrestricted cash and Cash Equivalents (as defined in the credit agreement) held by Quanta in excess of $25.0 million. The Base Rate equaled the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 1/2 of 1%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate plus 1.00%.

Subject to certain exceptions, the credit agreement was secured by substantially all of the assets of Quanta and its wholly owned U.S. subsidiaries, and by a pledge of all of the capital stock of Quanta’s wholly owned U.S. subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of Quanta or its wholly owned U.S. subsidiaries. Quanta’s wholly owned U.S. subsidiaries also guaranteed the repayment of all amounts due under the credit agreement. Subject to certain conditions, at any time Quanta maintained a corporate credit rating that is BBB- (stable) or higher by Standard & Poor’s Rating Services and a corporate family rating that is Baa3 (stable) or higher by Moody’s Investors Services, all collateral would have been automatically released from these liens.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The credit agreement contained certain covenants, including a maximum Consolidated Leverage Ratio and a minimum interest coverage ratio, in each case as specified in the credit agreement. The credit agreement also contained a maximum senior debt to Consolidated EBITDA ratio, as specified in the credit agreement, which would have been in effect at any time that the collateral securing the credit agreement had been and remained released. The credit agreement limited certain acquisitions, mergers and consolidations, indebtedness, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibited liens on assets. The credit agreement also included limits on the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. As of September 30, 2013, Quanta was in compliance with all of the covenants in the credit agreement.

The credit agreement provided for customary events of default and included cross-default provisions with Quanta’s underwriting, continuing indemnity and security agreement with its sureties and all of Quanta’s other debt instruments exceeding $30.0 million in borrowings or availability. If an event of default (as defined in the credit agreement) occurred and continued, on the terms and subject to the conditions set forth in the credit agreement, amounts outstanding under the credit agreement may have been accelerated and may have become or have been declared immediately due and payable.

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

Treasury Stock

Under the stock incentive plans described in Note 9, the tax withholding obligations of employees upon vesting of restricted stock awards and RSUs to be settled in common stock are typically satisfied by Quanta making such tax payments and withholding a number of vested shares having a value on the date of vesting equal to the tax withholding obligation. As a result, Quanta withheld 374,702 and 289,057 shares of Quanta common stock during the nine months ended September 30, 2013 and 2012, with a total market value of $12.0 million and $6.2 million, in each case for settlement of employee tax liabilities. These shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock.

Noncontrolling Interests

Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Each joint venture is owned equally by its members. Quanta has determined that certain of these joint ventures are variable interest entities, with Quanta providing the majority of the infrastructure services

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

to the joint venture, which management believes most significantly influences the economic performance of the joint venture. Management has concluded that Quanta is the primary beneficiary of each of these joint ventures and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as noncontrolling interests in the condensed consolidated financial statements. Income attributable to the other joint venture members has been accounted for as a reduction of reported net income attributable to common stock in the amount of $5.5 million and $4.5 million for the three months ended September 30, 2013 and 2012 and $14.8 million and $13.0 million for the nine months ended September 30, 2013 and 2012. Equity in the consolidated assets and liabilities of these joint ventures that is attributable to the other joint venture members has been accounted for as a component of noncontrolling interests within total equity in the accompanying balance sheets.

The carrying value of the investments held by Quanta in all of its variable interest entities was approximately $8.3 million and $5.4 million at September 30, 2013 and December 31, 2012. The carrying value of investments held by the noncontrolling interests in these variable interest entities at September 30, 2013 and December 31, 2012 was $8.3 million and $5.4 million. During the three months ended September 30, 2013 and 2012, distributions to noncontrolling interests were $2.5 million and $6.7 million. During the nine months ended September 30, 2013 and 2012, distributions to noncontrolling interests were $11.8 million and $13.0 million. There were no other changes in equity as a result of transfers to/from the noncontrolling interests during the nine months ended September 30, 2013 or 2012. See Note 10 for further disclosures related to Quanta’s joint venture arrangements.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock and Restricted Stock Units To Be Settled in Common Stock

During the three months ended September 30, 2013 and 2012, Quanta granted nominal amounts of shares of restricted stock and RSUs to be settled in common stock under the Plans. During the nine months ended September 30, 2013 and 2012, Quanta granted 1.4 million and 1.2 million shares of restricted stock and RSUs to be settled in common stock under the Plans with weighted average grant date fair values of $29.41 and $21.74. The grant date fair value for awards of restricted stock and RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. Restricted stock and RSU awards to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs over three years in equal annual installments. During the restriction period, holders of restricted stock are entitled to vote and receive dividends on such shares.

During the three months ended September 30, 2013 and 2012, vesting activity consisted of 44,392 and 42,838 shares of restricted stock and RSUs settled in common stock with an approximate fair value at the time of vesting of $1.2 million and $1.0 million. During the nine months ended September 30, 2013 and 2012, vesting activity consisted of 1.1 million and 0.9 million shares of restricted stock and RSUs settled in common stock with an approximate fair value at the time of vesting of $32.2 million and $18.8 million. Vesting activity during the nine months ended September 30, 2013 included compensation cost of approximately $4.3 million associated with the accelerated vesting of restricted stock and RSUs held by Quanta's former Executive Chairman upon his retirement in May 2013.

As of September 30, 2013, there was approximately $32.5 million of total unrecognized compensation cost related to unvested restricted stock and RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 1.86 years.

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

Compensation expense related to RSUs to be settled in cash was $0.6 million and $0.5 million for the three months ended September 30, 2013 and 2012 and $1.7 million and $1.3 million for the nine months ended September 30, 2013 and 2012. Such expense is recorded in selling, general and administrative expenses. RSUs that may be settled only in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $0.2 million and a nominal amount to settle liabilities related to cash-settled RSUs in the three months ended September 30, 2013 and 2012 and $0.8 million and $0.3 million to settle liabilities related to cash-settled RSUs in the nine months ended September 30, 2013 and 2012. Liabilities recorded for the estimated earned value of the RSUs outstanding to be settled in cash were $1.7 million and $0.8 million at September 30, 2013 and December 31, 2012.

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

(Unaudited)

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

As of September 30, 2013, Quanta had an outstanding capital commitment associated with its investment in HEP of $8.3 million which is expected to be paid in the fourth quarter of 2013. Additionally, Quanta has outstanding capital commitments associated with investments in unconsolidated affiliates related to planned midstream infrastructure projects of approximately $13.2 million as of September 30, 2013. Quanta is unable to determine the timing of these capital commitments but anticipates them to be paid before the end of 2015.

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of September 30, 2013 (in thousands):

Operating Leases
Year Ending December 31 —
Remainder of 2013	$15,072
2014	39,299
2015	24,650
2016	18,411
2017	12,451
Thereafter	22,689

Total minimum lease payments	$132,572

Rent expense related to operating leases was approximately $28.5 million and $22.4 million for the three months ended September 30, 2013 and 2012 and approximately $80.2 million and $66.2 million for the nine months ended September 30, 2013 and 2012.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta has agreed to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At September 30, 2013, the maximum guaranteed residual value was approximately $278.4 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Committed Capital Expenditures

Quanta has committed capital for the expansion of its fiber optic network, although Quanta typically does not commit capital to new network expansions until it has a committed licensing arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of September 30, 2013, Quanta estimates these committed capital expenditures to be approximately $10.1 million for the period October 1, 2013 through December 31, 2013 and $17.7 million for 2014. Quanta also committed capital for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of September 30, 2013, production orders for approximately $9.6 million and $9.2 million had been issued with delivery dates occurring throughout 2013 and 2014. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta intends that these orders will be assigned to third party leasing companies and made available to Quanta under certain of its master equipment lease agreements, thereby releasing Quanta from its capital expenditures commitment.

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

During the first quarter of 2013, a settlement-in-principle was reached with the USDA, subject to approval by the United States Department of Justice, for an amount within Quanta’s available insurance coverages. The

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Department of Justice approved the settlement during the second quarter of 2013, and this matter has been concluded within Quanta's available insurance.

National Gas Company of Trinidad and Tobago Arbitration. On October 1, 2010, Mears Group, Inc. (Mears), a wholly-owned subsidiary of Quanta, filed a request for arbitration with the International Chamber of Commerce (ICC) in London against the National Gas Company of Trinidad and Tobago (NGC). The request for arbitration arises out of a contract between Mears and NGC for horizontal directional drilling (HDD) services in connection with a shore approach of a natural gas pipeline. During pullback of the pipeline, a component on the drill rig operated by Mears failed, and the pipeline was lodged downhole. Subsequent efforts to salvage the pipeline by NGC, Mears and other parties failed to dislodge the pipeline. NGC subsequently hired a separate HDD contractor to complete reworks.

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

Sunrise Powerlink Arbitration. On April 21, 2010, PAR, a wholly-owned subsidiary of Quanta, entered into a contract with SDG&E to construct a 117-mile electrical transmission line in Imperial and San Diego Counties, California, known as the Sunrise Powerlink project. Construction commenced on November 17, 2010, with commercial operations beginning on June 17, 2012, according to SDG&E. During the construction phase, SDG&E directed changes to the project construction schedule which required PAR to significantly increase its resources to the project in order to meet the customer required completion date. The project also experienced impacts beyond PAR’s control such as access delays and restrictions, as well as problems with customer supplied materials to the project. Since completion of the project, PAR and SDG&E have had ongoing meetings to review project scope, costs and performance criteria in order to reach resolution on the additional work performed and pricing of the change order under the contract, which has resulted in PAR and SDG&E being in agreement as to PAR’s direct costs. As of early October 2013, the parties were unsuccessful in agreeing on the final amount owed to PAR and as a result, recently agreed to proceed with a contractually agreed upon arbitration process, which

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

commenced in the fourth quarter of 2013. Quanta believes that the amount which PAR is seeking will be affirmed in the arbitration process and that such amount will be entitled to statutory interest under California law at 10% per annum.

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

As of September 30, 2013, two customers accounted for approximately 13% and 10% of Quanta’s consolidated net position, which includes accounts receivable including long-term balances and costs and estimated earnings in excess of billings on uncompleted contracts less billings in excess of costs and unearned revenue. As of December 31, 2012, two customers accounted for approximately 16% and 11% of Quanta's consolidated net position. The services provided to these customers relate primarily to Quanta’s Electric Power Infrastructure Services segment. Substantially all of the balance for the customer with 10% of consolidated net position as of September 30, 2013 and 11% at December 31, 2012 relates to the Sunrise Powerlink project with a long-term receivable balance related to a significant change order that is subject to a contractually agreed upon arbitration process. During the third quarter of 2013, Quanta reclassified the receivable related to this matter from costs in excess of billings on uncompleted contracts to other assets, net due to the expected timetable for resolution of the matter. For additional information, see Litigation and Claims - Sunrise Powerlink Arbitration in this Note 10. Additionally, the customer with the 13% and 16% of consolidated net position at September 30, 2013 and December 31, 2012 also accounted for 10% of consolidated revenues for the nine months ended September 30, 2013. No other customers represented 10% or more of revenues for the three and nine months ended September 30, 2013 and 2012, and no other customers represented 10% or more of consolidated net position as of September 30, 2013 and December 31, 2012.

Self-Insurance

Quanta is insured for employer’s liability, general liability, auto liability and workers’ compensation claims. As of August 1, 2013, Quanta renewed its employer’s liability, general liability, auto liability and workers’ compensation policies for the current 2013 - 2014 policy year. As a result of the renewal, the deductibles for

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

general liability and auto liability increased to $10.0 million per occurrence, while the deductible for workers’ compensation remained at $5.0 million per occurrence and the deductible for employer’s liability remained at $1.0 million per occurrence. Additionally, in connection with this renewal, the amount of letters of credit required by Quanta to secure its obligations under its casualty insurance programs, which is discussed further below, has increased. Between August 1, 2009 and July 31, 2013, all policy deductible levels were $5.0 million per occurrence, other than employer’s liability, which was subject to a deductible of $1.0 million. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of Quanta’s liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of September 30, 2013 and December 31, 2012, the gross amount accrued for insurance claims totaled $164.9 million and $160.8 million, with $122.9 million and $120.2 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of September 30, 2013 and December 31, 2012 were $12.6 million and $22.2 million, of which $0.8 million and $2.3 million are included in prepaid expenses and other current assets and $11.8 million and $19.9 million are included in other assets, net.

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

As of September 30, 2013, Quanta had $226.4 million in letters of credit outstanding under its credit facility primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2013 and 2014. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. As of September 30, 2013, the total amount of outstanding performance bonds was approximately $2.35 billion, and the estimated cost to complete these bonded projects was approximately $433.0 million.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Central States Plan has asserted that the withdrawal of the PLCA members was not effective in 2011, although Quanta believes that a legally effective withdrawal occurred in the fourth quarter of 2011. During the third quarter of 2012, the Central States Plan provided Quanta with an estimate of the potential withdrawal liability, indicating that the withdrawal liability is approximately $32.8 million based on a partial withdrawal in the fourth quarter of 2011, approximately $39.7 million based on a partial withdrawal in the first quarter of 2012, or approximately $40.1 million based on a complete withdrawal in 2012. Certain other Quanta subsidiaries continued participation in the Central States Plan, and Quanta subsequently effected a complete withdrawal as of December 31, 2012. The consequences of the complete withdrawal of Quanta’s subsidiaries from the plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. Based on the previous estimate of liability associated with a complete withdrawal from the Central States Plan, and allowing for the exclusion of amounts believed by management to have been improperly included in such estimate, Quanta will seek to challenge and further negotiate the amount owed in connection with this matter. Given the unknown nature of some of these factors, the final withdrawal liability cannot yet be determined with certainty; therefore the ultimate amount owed upon final settlement of these matters could be materially higher than the $32.6 million Quanta recognized in the fourth quarter of 2011.

Indemnities

Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Quanta has also indemnified various parties against specified liabilities that those parties might incur in the future in

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

connection with Quanta’s previous acquisition or disposition of certain companies. The indemnities under acquisition or disposition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of September 30, 2013, except as otherwise set forth above in Litigation and Claims, Quanta does not believe any material liabilities for asserted claims exist against it in connection with any of these indemnity obligations.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Summarized financial information for Quanta’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Electric Power	$1,048,370	$1,088,586	$3,275,732	$3,026,872
Natural Gas and Pipeline	552,380	394,215	1,297,254	1,088,777
Fiber Optic Licensing and Other	44,382	49,200	132,233	131,278

Consolidated	$1,645,132	$1,532,001	$4,705,219	$4,246,927

Operating income:
Electric Power	$122,413	$137,445	$375,772	$362,394
Natural Gas and Pipeline	49,873	23,429	87,874	27,949
Fiber Optic Licensing and Other	14,105	15,114	45,289	45,077
Corporate and non-allocated costs	(45,313)	(48,855)	(131,392)	(131,151)

Consolidated	$141,078	$127,133	$377,543	$304,269

Depreciation:
Electric Power	$16,343	$14,039	$47,042	$40,749
Natural Gas and Pipeline	11,514	11,103	34,114	32,093
Fiber Optic Licensing and Other	4,281	3,880	12,562	11,282
Corporate and non-allocated costs	1,735	1,691	5,075	4,991

Consolidated	$33,873	$30,713	$98,793	$89,115

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

Foreign Operations

During the three months ended September 30, 2013 and 2012, Quanta derived $335.7 million and $198.3 million of its revenues from foreign operations. During the nine months ended September 30, 2013 and 2012, Quanta derived $841.5 million and $604.0 million of its revenues from foreign operations. Of Quanta’s foreign revenues, approximately 80% and 97% was earned in Canada for the three months ended September 30, 2013 and 2012 and approximately 90% and 96% was earned in Canada for the nine months ended September 30, 2013 and 2012. In addition, Quanta held property and equipment of $190.7 million and $151.9 million in foreign countries, primarily Canada, as of September 30, 2013 and December 31, 2012.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	SUBSEQUENT EVENTS:

Acquisitions

During the fourth quarter of 2013, Quanta has completed three acquisitions. One of the acquired companies specializes in mechanical installations for the offshore oil and gas industry with operations primarily in the Gulf of Mexico and select offshore international markets. The second acquired company specializes in pipeline logistics with operations throughout the U.S., primarily in the shale regions. The third acquired company is an electric power infrastructure services contractor with operations in western regions of the U.S. The aggregate consideration paid for these acquisitions consisted of approximately $180.8 million in cash and 2,747,412 shares of Quanta common stock valued at approximately $69.3 million. As these transactions were effective during the fourth quarter of 2013, the results will be included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable Quanta to further enhance its electric power infrastructure service and natural gas and pipeline infrastructure service offerings in the United States and select international markets.

Amended Credit Facility

On October 30, 2013, Quanta entered into an amended and restated credit agreement with various lenders that provides for a $1.325 billion senior secured revolving credit facility, with an option to increase the facility to $1.625 billion, maturing October 30, 2018. Interest rates and terms are generally consistent with the terms of the previous credit facility. The $1.325 billion senior secured revolving credit facility also increases Quanta’s ability to borrow funds and provide letters of credit in foreign currencies, subject to certain multi-currency sublimits.

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

We report our results under three reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services and (3) Fiber Optic Licensing and Other. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the nine months ended September 30, 2013 were approximately $4.71 billion, of which 69.6% was attributable to the Electric Power Infrastructure Services segment, 27.6% to the Natural Gas and Pipeline Infrastructure Services segment and 2.8% to the Fiber Optic Licensing and Other segment.

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

Reportable segment information, including revenues and operating income by type of work, is gathered from each operating unit for the purpose of evaluating segment performance in support of our market strategies. These classifications of our operating unit revenues by type of work for segment reporting purposes can at times require judgment on the part of management. Our operating units may perform joint infrastructure service projects for customers in multiple industries, deliver multiple types of infrastructure services under a single customer contract or provide services across industries—for example, joint trenching projects to install distribution lines for electric power and natural gas customers. Our integrated operations and common administrative support at each of our operating units requires that certain allocations, including allocations of shared and indirect costs, such as facility costs, indirect operating expenses including depreciation, and general and administrative costs, be made to determine operating segment profitability. Corporate costs, such as payroll and benefits, employee travel expenses, facility costs, professional fees, acquisition costs and amortization related to certain intangible assets are not allocated.

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

The Natural Gas and Pipeline Infrastructure Services segment provides comprehensive network solutions to customers involved in the transportation of natural gas, oil and other pipeline products. Services performed by the Natural Gas and Pipeline Infrastructure Services segment generally include the design, installation, repair and maintenance of pipeline transmission and distribution systems, gathering systems, production systems and compressor and pump stations, as well as related trenching, directional boring and automatic welding services. In addition, this segment’s services include pipeline protection, integrity testing, rehabilitation and replacement, and fabrication of pipeline support systems and related structures and facilities. To a lesser extent, this segment designs, installs and maintains airport fueling systems as well as water and sewer infrastructure.

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

Recent Investments, Acquisitions and Divestitures

In July 2013, we acquired an electric power infrastructure services company based in Ohio with operations primarily in the Midwest and along the East Coast of the United States and an energy infrastructure contractor that primarily provides pipeline construction and related services in Australia. The aggregate consideration paid for these two acquisitions consisted of approximately $123.8 million in cash, net of unrestricted cash acquired, and 763,272 shares of our common stock valued at approximately $18.7 million. As these transactions were effective in July 2013, the results have been included in our consolidated financial statements beginning on their respective acquisition dates. These acquisitions should enable us to further enhance our service offerings in certain regions of the United States and increase our service capabilities in Australia.

In the first quarter of 2013, we acquired a small electric power infrastructure services company. The results of operations related to this acquisition are not material and have been reflected in our condensed consolidated financial statements beginning as of the date of the acquisition.

In the first and second quarters of 2012, we acquired four businesses, which included one electric power infrastructure services company based in Canada, two electric power infrastructure services companies based in the United States and one natural gas and pipeline infrastructure services company based in the United States. These businesses have been reflected in our consolidated financial statements as of their respective acquisition dates. The aggregate consideration for these acquisitions consisted of approximately $57.5 million in cash, 1,927,113 shares of our common stock valued at approximately $37.3 million and the repayment of $11.0 million in debt. These acquisitions have allowed us to further expand our capabilities and scope of services internationally and in the United States.

During 2011 and 2012, we acquired an equity ownership interest of approximately 31% in Howard Midstream Energy Partners, LLC (HEP). HEP is engaged in the business of owning, operating and constructing midstream plant and pipeline assets in the natural gas and oil pipeline industry. Our investment in HEP is expected to provide strategic growth opportunities in the ongoing development of the Texas Eagle Ford shale region. We account for this investment using the equity method of accounting. During the first nine months of 2013, we invested an additional $9.1 million, along with other HEP members, primarily to provide capital for planned midstream expansion projects. The carrying value of Quanta’s investment in HEP was approximately $99.6 million and $90.5 million at September 30, 2013 and December 31, 2012.

On December 3, 2012, substantially all of our domestic telecommunications infrastructure services operations and related subsidiaries were sold for net proceeds of approximately $265.0 million.

Backlog

Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by other companies.

Our backlog represents the amount of consolidated revenue that we expect to realize from future work under construction contracts and long-term maintenance contracts, or master service agreements (MSAs). These estimates include revenues from the remaining portion of firm orders not yet completed and on which work has not yet begun, as well as revenues from change orders, renewal options, and funded and unfunded portions of government contracts to the extent that they are reasonably expected to occur. For purposes of calculating backlog, we include 100% of estimated revenues attributable to consolidated joint ventures and VIEs. The following table presents our total backlog by reportable segment as of September 30, 2013 and December 31, 2012, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of September 30, 2013		Backlog as of December 31, 2012
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services	$2,918,358	$5,322,414	$2,864,870	$4,918,178
Natural Gas and Pipeline Infrastructure Services	1,305,710	2,220,843	797,044	1,566,316
Fiber Optic Licensing and Other	140,862	545,240	145,039	502,523

Total	$4,364,930	$8,088,497	$3,806,953	$6,987,017

Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues, regulatory requirements and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and while we did not experience any material cancellations during the current periods, most of our contracts may be terminated, typically upon 30 to 90 days notice, even if we are not in default under the contract. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends inherent in current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. In addition, many of our MSAs, as well as contracts for fiber optic licensing, are subject to renewal options. As of September 30, 2013 and December 31, 2012, MSAs accounted for approximately 32% and 34% of our estimated 12 month backlog and approximately 45% of total backlog as of both periods. There can be no assurance as to our customers’ requirements or that our estimates are accurate.

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

Insurance. Margins could be impacted by fluctuations in insurance accruals as additional claims arise and as circumstances and conditions of existing claims change. We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. As of August 1, 2013, we renewed our employer’s liability, general liability, auto liability and workers’ compensation policies for the current 2013 - 2014 policy year. As a result of the renewal, the deductibles for general liability and auto liability increased to $10.0 million per occurrence, while the deductible for workers’ compensation remained at $5.0 million per occurrence and the deductible for employer’s liability remained at $1.0 million per occurrence. Between August 1, 2009 and July 31, 2013, all policy deductible levels were $5.0 million per occurrence, other than employer’s liability, which was subject to a deductible of $1.0 million. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

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

Results of Operations

As previously discussed, we have acquired certain businesses, the results of which have been included in the following results of operations beginning on their respective acquisition dates. Additionally, the results of operations of the telecommunications subsidiaries disposed of on December 3, 2012 have been reclassified from continuing operations to income from discontinued operations for the three and nine months ended September 30, 2012. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three and nine month periods indicated (dollars in thousands):

Consolidated Results

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Revenues	$1,645,132	100.0%	$1,532,001	100.0%	$4,705,219	100.0%	$4,246,927	100.0%
Cost of services (including depreciation)	1,372,079	83.4	1,280,001	83.6	3,952,609	84.0	3,595,959	84.7

Gross profit	273,053	16.6	252,000	16.4	752,610	16.0	650,968	15.3
Selling, general and administrative expenses	124,949	7.6	114,577	7.5	357,661	7.6	317,918	7.5
Amortization of intangible assets	7,026	0.4	10,290	0.6	17,406	0.4	28,781	0.6

Operating income	141,078	8.6	127,133	8.3	377,543	8.0	304,269	7.2
Interest expense	(475)	—	(963)	(0.1)	(1,480)	—	(2,496)	—
Interest income	1,139	0.1	383	—	2,230	—	1,178	—
Equity in earnings of unconsolidated affiliates	—	—	1,308	0.1	—	—	1,308	—
Other income (expense), net	(824)	(0.1)	(179)	—	(1,690)	—	(375)	—

Income from continuing operations before income taxes	140,918	8.6	127,682	8.3	376,603	8.0	303,884	7.2
Provision for income taxes	42,509	2.6	39,596	2.6	126,611	2.7	103,536	2.5

Net income from continuing operations	98,409	6.0	88,086	5.7	249,992	5.3	200,348	4.7
Income from discontinued operations, net of taxes	—	—	12,770	0.9	—	—	20,299	0.5

Net income	98,409	6.0	100,856	6.6	249,992	5.3	220,647	5.2
Less: Net income attributable to noncontrolling interests	5,503	0.4	4,458	0.3	14,768	0.3	13,004	0.3

Net income attributable to common stock	$92,906	5.6%	$96,398	6.3%	$235,224	5.0%	$207,643	4.9%

Amounts attributable to common stock:
Net income from continuing operations	$92,906	5.6%	$83,628	5.4%	$235,224	5.0%	$187,344	4.4%
Net income from discontinued operations	—	—	12,770	0.9	—	—	20,299	0.5

Net income attributable to common stock	$92,906	5.6%	$96,398	6.3%	$235,224	5.0%	$207,643	4.9%

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Revenues. Revenues increased $113.1 million, or 7.4%, to $1.65 billion for the three months ended September 30, 2013. This increase was primarily due to higher revenues from natural gas and pipeline infrastructure services, which increased $158.2 million, or 40.1%, to $552.4 million, primarily due to increased revenues from natural gas and pipeline transmission projects related to the unconventional shale developments in certain regions of North America and $56.0 million in revenues generated from companies acquired in 2013. These increases were partially offset by a decline in electric power infrastructure services revenues, which decreased $40.2 million, or 3.7%, to $1.05 billion, primarily as a result of a $56.5 million decrease in emergency restoration services revenues, partially offset by $27.5 million in revenues generated from companies acquired in 2013.

Gross profit. Gross profit increased $21.1 million, or 8.4%, to $273.1 million for the three months ended September 30, 2013. This increase was primarily due to the impact of improved performance and higher revenues earned from the Natural Gas and Pipeline Infrastructure Services segment during the current period. Gross profit as a percentage of revenues increased to 16.6% for the three months ended September 30, 2013 from 16.4% for the three months ended September 30, 2012. This increase in gross margin was primarily a result of the impact of improved performance and higher revenues earned from the Natural Gas and Pipeline Infrastructure Services segment during the current period, which improved this segment’s ability to cover fixed operating costs. This increase was partially offset by lower gross margin in the Electric Power Infrastructure Services segment, which was primarily a result of the decrease in higher margin emergency restoration services revenues during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $10.4 million, or 9.1%, to $124.9 million for the three months ended September 30, 2013. The increase was primarily attributable to approximately $6.5 million in higher salary and incentive compensation costs due to increased levels of operating activity and profitability. Also contributing to the overall increase in selling, general and administrative expenses was approximately $4.1 million in incremental administrative costs related to acquired companies. Selling, general and administrative expenses as a percentage of revenues remained relatively constant at 7.5% for the three months ended September 30, 2012 as compared to 7.6% for the three months ended September 30, 2013.

Amortization of intangible assets. Amortization of intangible assets decreased $3.3 million to $7.0 million for the three months ended September 30, 2013. This decrease was primarily due to reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized, partially offset by increased amortization of intangibles associated with businesses acquired during 2013.

Interest expense. Interest expense decreased $0.5 million to $0.5 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 due to the impact of higher levels of credit facility borrowing activity during the three months ended September 30, 2012.

Interest income. Interest income was $1.1 million and $0.4 million for the three month periods ended September 30, 2013 and September 30, 2012. This increase was due to higher average cash balances and interest rates during the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012.

Provision for income taxes. The provision for income taxes was $42.5 million for the three months ended September 30, 2013, with an effective tax rate of 30.2%. The provision for income taxes was $39.6 million for the three months ended September 30, 2012, with an effective tax rate of 31.0%. The effective tax rates for the three months ended September 30, 2013 and 2012 were impacted by the recording of net tax benefits in the amount of $6.6 million in the three months ended September 30, 2013 and $5.2 million in the three months ended September 30, 2012 associated with decreases in reserves for uncertain tax positions resulting from the expiration of various federal and state statute of limitations periods and settlement of certain tax audits. Excluding the tax benefits from decreases in reserves for uncertain tax positions, the effective rates would have been 34.9% and 35.1% for the three months ended September 30, 2013 and 2012.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Revenues. Revenues increased $458.3 million, or 10.8%, to $4.71 billion for the nine months ended September 30, 2013. This increase was primarily due to higher revenues from natural gas and pipeline infrastructure services, which increased $208.5 million, or 19.1%, to $1.30 billion, primarily due to increased revenues from natural gas and pipeline transmission projects related to unconventional shale developments in certain regions of North America and $56.0 million in revenues generated from companies acquired in 2013. Additionally, revenues from electric power infrastructure services projects increased $248.9 million, or 8.2%, to $3.28 billion primarily as a result of increases in capital spending by our customers and $27.5 million in revenues generated from companies acquired in 2013.

Gross profit. Gross profit increased $101.6 million, or 15.6%, to $752.6 million for the nine months ended September 30, 2013. Gross profit as a percentage of revenues increased to 16.0% for the nine months ended September 30, 2013 as compared to 15.3% for the nine months ended September 30, 2012. These increases were primarily due to the impact of higher revenues and a result of overall performance improvements in the Natural Gas and Pipeline Infrastructure Services segment during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, which were negatively impacted by increased project costs as a result of performance issues caused by adverse weather conditions on certain projects that did not recur to the same extent during 2013.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $39.7 million, or 12.5%, to $357.7 million for the nine months ended September 30, 2013. The increase was primarily attributable to approximately $30.9 million in higher salary and incentive compensation costs associated with increased levels of operating activity and profitability. Included in this increase in compensation costs was approximately $4.3 million of expense related to the accelerated vesting of equity-based awards associated with the retirement of Quanta's Executive Chairman of the Board of Directors in the second quarter of 2013. Also contributing to the overall increase in selling, general and administrative expenses was approximately $4.4 million in higher costs associated with Quanta's ongoing technology and business development initiatives and approximately $4.1 million in incremental administrative costs related to acquired companies. Selling, general and administrative expenses as a percentage of revenues remained relatively constant at 7.5% for the nine months ended September 30, 2012 as compared to 7.6% for the nine months ended September 30, 2013.

Amortization of intangible assets. Amortization of intangible assets decreased $11.4 million to $17.4 million for the nine months ended September 30, 2013. This decrease was primarily due to reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized, partially offset by increased amortization of intangibles associated with businesses acquired during 2013.

Interest expense. Interest expense decreased $1.0 million to $1.5 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 due to higher levels of credit facility borrowing activity during the nine months ended September 30, 2012. There were no credit facility borrowings in the nine months ended September 30, 2013.

Interest income. Interest income was $2.2 million and $1.2 million for the nine months ended September 30, 2013 and September 30, 2012. This increase was due to higher average cash balances and interest rates during the nine months ended ended September 30, 2013 compared to the nine months ended September 30, 2012.

Provision for income taxes. The provision for income taxes was $126.6 million for the nine months ended September 30, 2013, with an effective tax rate of 33.6%. The provision for income taxes was $103.5 million for the nine months ended September 30, 2012, with an effective tax rate of 34.1%. The effective tax rates for the nine months ended September 30, 2013 and 2012 were impacted by the recording of net tax benefits in the amount of $6.6 million in the nine months ended September 30, 2013 and $5.2 million in the nine months ended September 30, 2012 associated with decreases in reserves for uncertain tax positions resulting from the expiration of various federal and state statute of limitations periods and settlement of certain tax audits. Excluding the tax benefits from decreases in reserves for uncertain tax positions, the effective rates would have been 35.4% and 35.8% for the nine months ended September 30, 2013 and 2012.

Segment Results

The following table sets forth segment revenues and segment operating income for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Revenues:
Electric Power	$1,048,370	63.7%	$1,088,586	71.1%	$3,275,732	69.6%	$3,026,872	71.3%
Natural Gas and Pipeline	552,380	33.6	394,215	25.7	1,297,254	27.6	1,088,777	25.6
Fiber Optic Licensing and Other	44,382	2.7	49,200	3.2	132,233	2.8	131,278	3.1

Consolidated revenues from external customers	$1,645,132	100.0%	$1,532,001	100.0%	$4,705,219	100.0%	$4,246,927	100.0%

Operating income:
Electric Power	$122,413	11.7%	$137,445	12.6%	$375,772	11.5%	$362,394	12.0%
Natural Gas and Pipeline	49,873	9.0	23,429	5.9	87,874	6.8	27,949	2.6
Fiber Optic Licensing and Other	14,105	31.8	15,114	30.7	45,289	34.2	45,077	34.3
Corporate and non-allocated costs	(45,313)	N/A	(48,855)	N/A	(131,392)	N/A	(131,151)	N/A

Consolidated operating income	$141,078	8.6%	$127,133	8.3%	$377,543	8.0%	$304,269	7.2%

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Electric Power Infrastructure Services Segment Results

Revenues for this segment decreased $40.2 million, or 3.7%, to $1.05 billion for the three months ended September 30, 2013. Revenues were negatively impacted by a decrease of approximately $56.5 million in emergency restoration services revenues to approximately $18.6 million in the third quarter of 2013 from approximately $75.1 million in the third quarter of 2012. The emergency restoration services revenues from the three months ended September 30, 2012 were primarily due to severe weather that occurred along the gulf coast region of the United Sates. Revenues for the three months ended September 30, 2013 were also negatively impacted by lower revenues related to renewable energy projects due to decreased capital spending by our customers primarily as a result of changes in tax incentives associated with these types of projects. Partially offsetting this decrease were increased revenues from electric power transmission and distribution projects, which resulted primarily from increased capital spending by our customers. Additionally, revenues for the three months ended September 30, 2013 were favorably impacted by approximately $27.5 million in revenues generated by companies acquired in 2013.

Operating income decreased $15.0 million, or 10.9%, to $122.4 million for the three months ended September 30, 2013. The decrease in operating income was primarily due to the decrease in segment revenues described above. Operating income as a percentage of segment revenues decreased to 11.7% for the quarter ended September 30, 2013 from 12.6% for the quarter ended September 30, 2012. The decrease in operating margin was primarily due to the decrease in revenues from higher margin emergency restoration services and renewable energy projects.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment increased $158.2 million, or 40.1%, to $552.4 million for the three months ended September 30, 2013. Revenues were higher in the third quarter of 2013 as a result of increases in revenues from transmission projects related to unconventional shale developments in certain regions of North America. Revenues for the three months ended September 30, 2013 were also favorably impacted by approximately $56.0 million in revenues generated by companies acquired in 2013.

Operating income increased $26.4 million to $49.9 million for the quarter ended September 30, 2013 from $23.4 million for the quarter ended September 30, 2012. Operating income as a percentage of segment revenues increased to 9.0% for the quarter ended September 30, 2013 from 5.9% for the quarter ended September 30, 2012. These increases were primarily due to continued performance improvements and more favorable project conditions as well as the overall increase in segment revenues described above, which improved this segment’s ability to cover fixed and overhead costs.

Fiber Optic Licensing and Other Segment Results

Revenues for this segment decreased $4.8 million, or 9.8%, to $44.4 million for the three months ended September 30, 2013. This decrease in revenues was primarily due to lower levels of ancillary telecommunications service revenues during 2013.

Operating income decreased $1.0 million, or 6.7%, to $14.1 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The decrease in operating income was primarily due to the decrease in segment revenues described above. Operating income as a percentage of segment revenues for the quarter ended September 30, 2013 increased to 31.8% as compared to 30.7% for the quarter ended September 30, 2012, primarily due to a larger proportion of fiber optic licensing revenues earned during the three months ended September 30, 2013, which yield higher margins than ancillary telecommunication and wireless infrastructure services projects.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended September 30, 2013 decreased $3.5 million to $45.3 million. This decrease was primarily a result of $3.3 million in lower amortization expense as previously acquired intangible assets became fully amortized, partially offset by amortization expense related to 2013 acquisitions.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $248.9 million, or 8.2%, to $3.28 billion for the nine months ended September 30, 2013. Revenues were positively impacted by increased activity in electric power transmission and distribution projects, which resulted primarily from increased capital spending by our customers. Revenues for the nine months ended September 30, 2013 were also favorably impacted by the additional contribution of approximately $27.5 million in revenues from companies acquired in 2013. Partially offsetting these increases was a decline in revenues from emergency restoration services, which decreased approximately $42.0 million to approximately $77.7 million for the nine months ended September 30, 2013 as compared to approximately $119.7 million for the nine months ended September 30, 2012. Revenues for the nine months ended September 30, 2013 were also negatively impacted by lower revenues related to renewable energy projects due to decreased capital spending by our customers, primarily as a result of a change in the tax incentives associated with these types of projects.

Operating income increased $13.4 million, or 3.7%, to $375.8 million for the nine months ended September 30, 2013. The increase in operating income was primarily due to the increase in segment revenues described above. Operating income as a percentage of segment revenues decreased to 11.5% for the nine months ended September 30, 2013 from 12.0% for the nine months ended September 30, 2012 primarily due to lower margins earned on certain major transmission projects that were ongoing during the nine months ended September 30, 2013 as compared to those ongoing during the nine months ended September 30, 2012 and the decrease in emergency restoration services revenues, which typically yield higher margins.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment increased $208.5 million, or 19.1%, to $1.30 billion for the nine months ended September 30, 2013. Revenues in the nine months ended September 30, 2013 increased when compared to the nine months ended September 30, 2012, primarily due to an increase in revenues from transmission projects related to unconventional shale developments in certain regions of North America. Revenues for the nine months ended September 30, 2013 were also favorably impacted by approximately $56.0 million in revenues generated by companies acquired in 2013.

Operating income increased $59.9 million to $87.9 million for the nine months ended September 30, 2013 from $27.9 million for the nine months ended September 30, 2012. Operating income as a percentage of segment revenues increased to 6.8% for the nine months ended September 30, 2013 from 2.6% for the nine months ended September 30, 2012. These increases were primarily due to continued performance improvements in project execution and the overall increase in segment revenues described above, which improved this segment’s ability to cover fixed and overhead costs. Operating margins for the nine months ended September 30, 2012 were negatively impacted by increased project costs as a result of performance issues caused by adverse weather conditions on certain projects which did not recur to the same extent during the nine months ended September 30, 2013.

Fiber Optic Licensing and Other Segment Results

Revenues for this segment increased $1.0 million, or 0.7%, to $132.2 million for the nine months ended September 30, 2013. This increase in revenues was primarily due to the volume of work associated with the installation of a statewide fiber optic network in Pennsylvania and from increased licensing of point-to-point fiber optic telecommunications facilities as a result of our continued network expansion activities. The increase was partially offset by a decrease in revenues related to ancillary telecommunications and wireless infrastructure projects.

Operating income increased $0.2 million, or 0.5%, to $45.3 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily due to the revenue increases described above. Operating income as a percentage of segment revenues for the nine months ended September 30, 2013 decreased slightly to 34.2% as compared to 34.3% for the nine months ended September 30, 2012.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the nine months ended September 30, 2013 increased $0.2 million to $131.4 million. Contributing to this increase was approximately $12.0 million in higher salary and incentive compensation costs associated with increased levels of operating activity and profitability and an additional $4.3 million of expense related to the accelerated vesting of equity-based awards associated with the retirement of Quanta's Executive Chairman of the Board of Directors in the second quarter of 2013. Partially offsetting these increases was primarily a decrease of $11.4 million in amortization expense as previously acquired intangible assets became fully amortized, partially offset by amortization expense related to 2013 acquisitions.

Liquidity and Capital Resources

Cash Requirements

Our cash and cash equivalents totaled $309.2 million as of September 30, 2013. As of September 30, 2013 and December 31, 2012, cash and cash equivalents in domestic bank accounts were approximately $125.2 million and $254.1 million, and cash and cash equivalents held in foreign bank accounts were approximately $184.0 million and $140.6 million. We were in compliance with our covenants under our credit facility at September 30, 2013. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. Capital expenditures are expected to total $260 million to $270 million for 2013, of which we spent approximately $213.2 million through September 30, 2013. Approximately $45 million to $50 million of the expected 2013 capital expenditures are targeted for the expansion of our fiber optic networks.

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

Sources and Uses of Cash

As of September 30, 2013, we had cash and cash equivalents of $309.2 million and working capital of $1.17 billion. We also had $226.4 million of letters of credit outstanding and no revolving loans outstanding under our credit facility, with $473.6 million available for borrowing or issuing new letters of credit under our credit facility.

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

Operating activities from continuing operations provided net cash of $83.2 million during the three months ended September 30, 2013 as compared to $46.5 million used by continuing operations during the three months ended September 30, 2012, and operating activities from continuing operations provided net cash of $245.1 million during the nine months ended September 30, 2013 as compared to $8.4 million used by continuing operations during the nine months ended September 30, 2012. The increase in cash flows for operating activities from continuing operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily a result of performance improvements and decreased working capital requirements during 2013 as compared to 2012. The higher working capital requirements in the prior year were primarily due to the ramp up of multiple large transmission projects and more emergency restoration services projects. The increase in cash flow provided by operating activities from continuing operations during the nine months ended September 30, 2013 was primarily a result of the collections on receivables during the first quarter of 2013 attributable to significantly higher levels of emergency restoration services provided in the fourth quarter of 2012 as compared to the fourth quarter of 2011 and due to decreased working capital requirements during 2013 as compared to 2012 mentioned in the three month comparison above.

Investing Activities

During the three months ended September 30, 2013, we used net cash in investing activities from continuing operations of $134.6 million as compared to $67.4 million in the three months ended September 30, 2012. Investing activities from continuing operations in the third quarter of 2013 included $51.1 million used for capital expenditures and $123.8 million used in connection with business acquisitions, partially offset by the release of $36.5 million of restricted cash balances associated with a newly acquired company and $4.5 million of proceeds from the sale of equipment. Investing activities from continuing operations in the third quarter of 2012 included $67.9 million used for capital expenditures, partially offset by $2.1 million of proceeds from the sale of equipment.

During the nine months ended September 30, 2013, we used net cash in investing activities from continuing operations of $316.4 million as compared to $263.7 million in the nine months ended September 30, 2012. Investing activities from continuing operations in the nine months ended September 30, 2013 included $213.2 million used for capital expenditures, $124.7 million used in connection with acquisitions, $12.3 million used for other investments primarily comprised of the capital lease of an internally constructed electric power transmission asset and $11.2 million used for additional investments in unconsolidated affiliates, partially offset by the release of $36.5 million of restricted cash balances associated with a newly acquired company and $8.6 million of proceeds from the sale of equipment. Investing activities from continuing operations in the nine months ended September 30, 2012 included $148.6 million used for capital expenditures, $68.7 million used in connection with acquisitions and $53.8 million used for additional investments in unconsolidated affiliates, partially offset by $9.0 million of proceeds from the sale of equipment.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or magnitude of the potential cash outlays for these initiatives.

Financing Activities

During the three months ended September 30, 2013, net cash used by financing activities was $2.5 million as compared to $79.8 million provided by financing activities in the three months ended September 30, 2012. Financing activities in the third quarter of 2013 included $2.5 million of cash payments to noncontrolling interests as distributions of joint venture profits. Financing activities in the third quarter of 2012 included increased borrowings under the credit facility of $86.0 million primarily due to increased working capital needs associated with the ramp up of domestic projects during the third quarter of 2012, partially offset by $6.7 million of cash payments to noncontrolling interests as distributions of joint venture profits.

During the nine months ended September 30, 2013, net cash used by financing activities was $8.4 million as compared to $113.5 million provided by financing activities in the nine months ended September 30, 2012. Financing activities in the nine months ended September 30, 2013 included $11.8 million of cash payments to noncontrolling interests as distributions of joint venture profits and the positive impact of $2.8 million related to the tax impact of stock-based equity awards. Financing activities in the nine months ended September 30, 2012 included net borrowings under the credit facility of $125.0 million primarily due to increased working capital needs associated with the ramp up of domestic projects during the third quarter of 2012 and $13.0 million of cash payments to noncontrolling interests as distributions of joint venture profits.

Debt Instruments

Credit Facility

Our credit agreement in effect as of September 30, 2013 provided for a $700.0 million senior secured revolving credit facility with a maturity date of August 2, 2016. The entire amount of the facility was available for the issuance of letters of credit. Up to $100.0 million of the facility was available for borrowings and letters of credit in certain alternative currencies in addition to the U.S. dollar. Borrowings under the credit agreement were to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes.

As of September 30, 2013, we had approximately $226.4 million of letters of credit issued and no outstanding borrowings under the credit facility. The remaining $473.6 million was available for borrowings or issuing new letters of credit. Amounts borrowed under the credit agreement in U.S. dollars bore interest, at our option, at a rate equal to either (a) the Eurocurrency Rate (as defined in the credit agreement) plus 1.25% to 2.50%, as determined based on our Consolidated Leverage Ratio (as described below), plus, if applicable, any Mandatory Cost (as defined in the credit agreement) required to compensate lenders for the cost of compliance with certain European regulatory requirements, or (b) the Base Rate (as described below) plus 0.25% to 1.50%, as determined based on our Consolidated Leverage Ratio. Amounts borrowed under the credit agreement in any currency other than U.S. dollars bore interest at a rate equal to the Eurocurrency Rate plus 1.25% to 2.50%, as determined based on our Consolidated Leverage Ratio, plus, if applicable, any Mandatory Cost. Standby letters of credit issued under the credit agreement were subject to a letter of credit fee of 1.25% to 2.50%, based on our Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations were subject to a letter of credit fee of 0.75% to 1.50%, based on our Consolidated Leverage Ratio. We were also subject to a commitment fee of 0.20% to 0.45%, based on our Consolidated Leverage Ratio, on any unused availability under the credit agreement. The Consolidated Leverage Ratio was the ratio of our total funded debt to Consolidated EBITDA (as defined in the credit agreement). For purposes of calculating both the Consolidated Leverage Ratio and the maximum senior debt to Consolidated EBITDA ratio discussed below, total funded debt and total senior debt were reduced by all cash and Cash Equivalents (as defined in the credit agreement) held by us in excess of $25.0 million. The Base Rate equaled the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 1/2 of 1%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate plus 1.00%.

Subject to certain exceptions, the credit agreement was secured by substantially all of our assets and the assets of our wholly owned U.S. subsidiaries, and by a pledge of all of the capital stock of our wholly owned

U.S. subsidiaries and 65% of the capital stock of our direct foreign subsidiaries and the direct foreign subsidiaries of our wholly owned U.S. subsidiaries. Our wholly owned U.S. subsidiaries also guaranteed the repayment of all amounts due under the credit agreement. Subject to certain conditions, at any time we maintained a corporate credit rating that was BBB- (stable) or higher by Standard & Poor’s Rating Services and a corporate family rating that was Baa3 (stable) or higher by Moody’s Investors Services, all collateral would have been automatically released from these liens.

The credit agreement contained certain covenants, including a maximum Consolidated Leverage Ratio and a minimum interest coverage ratio, in each case as specified in the credit agreement. The credit agreement also contained a maximum senior debt to Consolidated EBITDA ratio, as specified in the credit agreement, that would have been in effect at any time that the collateral securing the credit agreement had been and remained released. The credit agreement limited certain acquisitions, mergers and consolidations, indebtedness, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibited liens on assets. The credit agreement also included limits on the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. As of September 30, 2013, we were in compliance with all of the covenants in the credit agreement.

The credit agreement provided for customary events of default and included cross-default provisions with our underwriting, continuing indemnity and security agreement with our sureties and all of our other debt instruments exceeding $30.0 million in borrowings or availability. If an event of default (as defined in the credit agreement) occurred and continued, on the terms and subject to the conditions set forth in the credit agreement, amounts outstanding under the credit agreement may have been accelerated and may have become or be declared immediately due and payable.

On October 30, 2013, we entered into an amended and restated credit agreement with various lenders that provides for a $1.325 billion senior secured revolving credit facility, with an option to increase the facility to $1.625 billion, maturing October 30, 2018. Interest rates and terms are generally consistent with the terms of the previous credit facility. The $1.325 billion senior secured revolving credit facility also increases our ability to borrow funds and provide letters of credit in foreign currencies, subject to certain multi-currency sublimits.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of September 30, 2013, the maximum guaranteed residual value was approximately $278.4 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of September 30, 2013, we had $226.4 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2013 and 2014. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. Subject to certain conditions and consistent with terms of our credit facility, these security interests will be automatically released if we maintain a corporate credit rating that is BBB- (stable) or higher by Standard & Poor’s Rating Services and a corporate family rating that is Baa3 (stable) or higher by Moody’s Investors Services. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of September 30, 2013, the total amount of outstanding performance bonds was approximately $2.35 billion, and the estimated cost to complete these bonded projects was approximately $433.0 million.

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

Contractual Obligations

As of September 30, 2013, our future contractual obligations are as follows (in thousands):

	Total	Remainder of 2013	2014	2015	2016	2017	Thereafter
Operating lease obligations	$132,572	$15,072	$39,299	$24,650	$18,411	$12,451	$22,689
Capital lease obligations	2,639	2,639	—	—	—	—	—
Equipment purchase commitments	18,799	9,598	9,201	—	—	—	—
Capital commitments related to investments in unconsolidated affiliates	8,333	8,333	—	—	—	—	—
Committed capital expenditures for fiber optic networks under contracts with customers	27,773	10,119	17,654	—	—	—	—

Total	$190,116	$45,761	$66,154	$24,650	$18,411	$12,451	$22,689

The committed capital expenditures for fiber optic networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. We have also committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of September 30, 2013, production orders for approximately $9.6 million and $9.2 million had been issued with delivery dates occurring throughout 2013 and 2014. Although we have committed to the purchase of these vehicles at the time of their delivery, we intend that these orders will be assigned to third party leasing companies and made available to us under certain of our master equipment lease agreements, which will release us from our capital commitment. The capital commitment related to investment in unconsolidated affiliates refers primarily to a capital commitment with HEP for planned midstream expansion projects and is expected to be funded in the fourth quarter of 2013.

As of September 30, 2013, the total unrecognized tax benefits related to uncertain tax positions was $50.6 million. Although the Internal Revenue Service completed its examination related to calendar year 2009 during 2012, certain of our subsidiaries remain under examination by various state and Canadian tax authorities for multiple periods, and the amount of unrecognized tax benefits could therefore increase or decrease as a result of the expiration of certain statute of limitations periods or settlements of these audits. We believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease up to $10.8 million due to the expiration of certain statute of limitations periods or settlements of the audits.

The previously presented table of estimated contractual obligations does not reflect obligations under the multi-employer pension plans in which our union employees participate. Some of our operating units are parties to various collective bargaining agreements that require us to provide to the employees subject to these agreements specified wages and benefits, as well as to make contributions to multi-employer pension plans. Our multi-employer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on our union employee payrolls. Our obligations for contributions to multi-employer pension plans cannot be determined for future periods because the location and number of union employees that we have employed at any given time and the plans in which they may participate vary depending on the projects we have ongoing at any time and the need for union resources in connection with those projects.

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

We recorded a partial withdrawal liability of approximately $32.6 million in the fourth quarter of 2011 related to the withdrawal by certain of our subsidiaries from the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan). The partial withdrawal liability we recognized was based on estimates received from the Central States Plan during 2011 for a complete withdrawal by all of our subsidiaries participating in the Central States Plan. During the third quarter of 2012, the Central States Plan provided an estimate of the potential withdrawal liability, indicating that the withdrawal liability is approximately $32.8 million based on a partial withdrawal in the fourth quarter of 2011, approximately $39.7 million based on a partial withdrawal in the first quarter of 2012, or approximately $40.1 million based upon a complete withdrawal in 2012. Certain other of our subsidiaries continued participation in the Central States Plan, and we subsequently effected a complete withdrawal as of December 31, 2012. The consequences of the complete withdrawal of our subsidiaries from the plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. Based on the previous estimates of liability associated with a complete withdrawal from the Central States Plan, and allowing for the exclusion of amounts we believe have been improperly included in such estimate, we will seek to challenge and further negotiate the amount owed in connection with this matter. Given the unknown nature of some of these factors, the final withdrawal liability cannot yet be determined with certainty; therefore, such amount could be materially higher than the $32.6 million we recognized in the fourth quarter of 2011. As a result of these various factors, the estimated partial withdrawal liability of $32.6 million has not been included in the Contractual Obligations table. For additional information regarding the partial withdrawal liability, see Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. “Financial Statements.”

Also excluded from the Contractual Obligations table is interest associated with letters of credit fees and commitment fees under our credit facility because the outstanding letters of credit, availability and applicable interest rates and fees are variable. For additional information regarding the interest rates under our credit facility, see Note 7 of the Notes to Condensed Consolidated Financial Statements in Item 1. “Financial Statements.” We have also excluded additional capital commitments associated with investments in unconsolidated affiliates related to planned midstream infrastructure projects of approximately $13.2 million from the Contractual Obligations table because we are unable to determine the timing of these capital commitments but anticipate them to be paid before the end of 2015. As specific amounts of capital commitments and their timing are determined, we will reflect such amounts in the Contractual Obligations table.

Self-Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. As of August 1, 2013, we renewed our employer’s liability, general liability, auto liability and workers’ compensation policies for the current 2013 - 2014 policy year. As a result of the renewal, the deductibles for general liability and auto liability increased to $10.0 million per occurrence, while the deductible for workers’ compensation remained at $5.0 million per occurrence and the deductible for employer’s liability remained at $1.0 million per occurrence. Additionally, in connection with this renewal, the amount of letters of credit required by us to secure our obligations under our casualty insurance programs, which is discussed further below, has increased. Between August 1, 2009 and July 31, 2013, all policy deductible levels were $5.0 million per occurrence, other than employer’s liability, which was subject to a deductible of $1.0 million. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of September 30, 2013 and December 31, 2012, the gross amount accrued for insurance claims totaled $164.9 million and $160.8 million, with $122.9 million and $120.2 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of September 30, 2013 and December 31, 2012 were $12.6 million and $22.2 million, of which $0.8 million and $2.3 million are included in prepaid expenses and other current assets and $11.8 million and $19.9 million are included in other assets, net.

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

As of September 30, 2013, two customers accounted for approximately 13% and 10% of our consolidated net position, which includes accounts receivable including long-term balances and costs and estimated earnings in excess of billings on uncompleted contracts less billings in excess of costs and unearned revenue. As of December 31, 2012, two customers accounted for approximately 16% and 11% of consolidated net position. The services provided to these customers relate primarily to our Electric Power Infrastructure Services segment. Substantially all of the balance for the customer with 10% of consolidated net position as of September 30, 2013 and 11% at December 31, 2012 relates to the Sunrise Powerlink project with a long-term receivable balance related to a significant change order that is subject to a contractually agreed upon arbitration process. During the third quarter of 2013, we reclassified the receivable related to this matter from costs in excess of billings on uncompleted contracts to other assets, net due to the expected timetable for resolution of the matter. For additional information, see Litigation and Claims — Sunrise Powerlink Project Arbitration in Note 10 of the Notes to Condensed Consolidated Financial Statements. Additionally, the customer with the 13% and 16% of consolidated net position at September 30, 2013 and December 31, 2012 also accounted for 10% of consolidated revenues for the nine months ended September 30, 2013. No other customers represented 10% or more of revenues for the three and nine months ended September 30, 2013 and 2012, and no other customers represented 10% or more of consolidated net position as of September 30, 2013 and December 31, 2012.

Litigation and Claims

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements” for additional information regarding litigation and claims.

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

Accounting Standards Not Yet Adopted.

In July 2013, the FASB issued an update that provides guidance on the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists as of the reporting date. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. We are currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements.

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

Electric Power Infrastructure Services Segment

The North American electric grid is aging and requires significant upgrades and maintenance to meet current and future demands for power. Over the past several years, many utilities across North America have begun to implement plans to improve their transmission systems in order to improve reliability and reduce congestion. Among other things, these activities include new construction, structure change-outs, line upgrades and maintenance projects on many transmission systems. In addition, state renewable portfolio standards, which set required or voluntary standards for how much power is to be generated from renewable energy sources, can result in the need for additional transmission lines and substations to transport the power from these facilities, which are often in remote locations, to demand centers. Other factors, such as the reliability standards issued by the North American Electric Reliability Corporation (NERC) and other regulatory actions, are also driving transmission system upgrades and expansions. We believe these factors create significant opportunities for our transmission infrastructure services.

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

Several existing, pending or proposed legislative or regulatory actions may also positively affect demand for the services provided by this segment in the long term, particularly in connection with electric power infrastructure and renewable energy spending. For example, legislative or regulatory action that alleviates some of the siting and right-of-way challenges that impact transmission projects would potentially accelerate future transmission line construction. We also anticipate increased infrastructure spending by our customers as a result of legislation requiring the power industry to meet federal reliability standards for its transmission and distribution systems and providing incentives to the industry to invest in and improve maintenance on its systems. Developments in environmental regulations concerning fossil fuel power generation plants are expected to result in the need to retire or upgrade older coal-fired generation facilities to comply with new environmental and emission rules. Much of the electricity previously generated from retired coal-fired generation facilities is expected to be replaced over the coming years by newly developed natural gas-fired and generation facilities. We believe this “coal to gas” dynamic will require old transmission lines to be updated, rebuilt or replaced with higher voltage transmission infrastructure as well as the construction of new transmission infrastructure to connect new natural gas-fired generation facilities to the grid. The Federal Energy Regulatory Commission (FERC) issued FERC Order No. 1000 to promote more efficient and cost-effective development of new transmission facilities. The order establishes transmission planning and cost allocation requirements intended to facilitate multi-state electric transmission lines and to encourage competition by removing, under certain conditions, federal rights of first refusal from FERC-approved tariffs and agreements. We believe FERC Order No. 1000, which was affirmed by FERC in May 2012 with the issuance of FERC Order No. 1000-A, will have a favorable impact on electric transmission line development, although the impact of its implementation is not expected to occur for several years.

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

Natural Gas and Pipeline Infrastructure Services Segment

We see growth opportunities in our natural gas and oil pipeline operations, primarily in the installation and maintenance of mainline pipe, gathering systems, production systems and related facilities, as well as pipeline integrity and specialty services such as horizontal directional drilling. We believe opportunities for this segment exist as a result of the increase in the ongoing development of unconventional shale formations in North America that produce natural gas, natural gas liquids and/or crude oil, as well as the development of Canadian oil sands and the development of coal seam gas and unconventional shale formations in Australia, which will require the construction of mainline pipe infrastructure to connect production with demand centers and the development of midstream gathering infrastructure within areas of production. We also believe the goals of clean energy and energy independence for North America, as well as more stringent environmental regulations, will make abundant, low-cost natural gas the fuel of choice versus coal for power generation over time, creating the need for continued investment in natural gas infrastructure. We believe our position as a leading provider of mainline pipe and gathering system infrastructure services in North America and Australia will allow us to capitalize on these opportunities.

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

A number of large mainline pipe projects are proposed from the Canadian oil sands and U.S. shale developments to refineries and other demand centers. Many of these projects are still developing, though several mainline projects have been awarded to various pipeline construction contractors, including Quanta. While there is risk that some of these projects will not occur or could be delayed, we are encouraged by these proposed mainline pipe development plans and the progression of some mainline projects being awarded to contractors, which could create an improved and favorable mainline pipe market in late 2013 and 2014 for us and the industry in North America. We also believe there are significant mainline pipeline opportunities in Australia driven by the production of coal seam gas for liquefied natural gas (LNG) export. There are a number of LNG export facilities under construction and being proposed for development, which will require pipelines and related infrastructure to be built to serve these facilities. In addition, Australia has unconventional shale plays which, according to the U.S. Energy Information Administration, have the seventh largest potential natural gas and sixth largest potential oil resources in the world. Development of Australia's unconventional shale plays are in the very early stages and will require significant gathering, mainline and related infrastructure to be built over time. We believe we will gain more visibility into these evolving dynamics during the remainder of 2013 and into 2014.

Our customers continue to invest in infrastructure needed to support the development of unconventional shales, particularly liquid rich formations. We continue to increase our presence in areas where unconventional shale formations are located, to continue to position us to successfully pursue projects associated with midstream gathering infrastructure development. Demand for pipeline services to support shale gathering infrastructure continues to be active and we believe it will remain so into the foreseeable future. We have also expanded our service offerings in this segment through several recent acquisitions, including the acquisition of Nacap in Australia, which has different market drivers and seasonality as compared to North America. In addition, recent acquisitions of companies that provide pipeline logistics services to the oil and natural gas industry in the United States and specialty services to the offshore oil and gas industry further enhance the segment's service offerings, customer base and end markets.

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

We believe that we are one of the largest full-service providers of natural gas and oil pipeline infrastructure services in North America, which positions us to leverage opportunities driven by the development and production of resources from North American unconventional shale developments, the Canadian oil sands and coal seam gas and unconventional shale formations in Australia. Development activity in liquid-rich shale areas in North America is strong, increasing the need for gathering system infrastructure, and we are seeing encouraging indications that mainline pipe project activity is increasing in 2013 and could continue to increase in 2014. We also believe that our strategy to pursue midstream gathering system opportunities in liquid-rich unconventional shales in the U.S., as well as the anticipated increase in demand for our pipeline integrity, rehabilitation and replacement services from pipeline integrity initiatives, and other services in adjacent markets that we have gained through recent acquisitions will create attractive growth potential for us and also further diversify the services provided by our Natural Gas and Pipeline Infrastructure Services segment.

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

Capital expenditures for 2013 are expected to be between $260 million to $270 million, of which approximately $45 million to $50 million of these expenditures are targeted for fiber optic network expansion, with the majority of the remaining expenditures for operating equipment. We expect the remainder of our 2013 capital expenditures to be funded substantially through internal cash flows, cash on hand and borrowings under our credit facility.

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

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control. These forward-looking statements reflect our beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. Those statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	The effects of industry, economic or political conditions outside our control;

•	Quarterly variations in our operating results;

•	Adverse economic and financial conditions, including weakness in the capital markets;

•	Trends and growth opportunities in relevant markets;

•	Delays, reductions in scope or cancellations of anticipated, pending or existing projects, including as a result of weather, regulatory or environmental processes, project performance issues, or our customers’ capital constraints;

•	The successful negotiation, execution, performance and completion of anticipated, pending and existing contracts, including the ability to obtain awards of projects on which we bid or are otherwise discussing with customers;

•	Our ability to attract skilled labor and retain key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to these contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Adverse impacts from weather;

•	Our ability to generate internal growth;

•	Competition in our business, including our ability to effectively compete for new projects and market share;

•	Potential failure of renewable energy initiatives, the economic stimulus package or other existing or potential legislative actions to result in increased demand for our services;

•	Liabilities associated with multi-employer pension plans, including underfunding of liabilities and termination or withdrawal liabilities;

•	The possibility of an increase in the liability associated with our withdrawal from a multi-employer pension plan;

•	Liabilities for claims that are self-insured or not insured;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims asserted against us;

•	Risks relating to the potential unavailability or cancellation of third party insurance, the exclusion of coverage for certain losses, and potential increases in premiums for coverage deemed beneficial to us;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Loss of customers with whom we have long-standing or significant relationships;

•	The potential that participation in joint ventures exposes us to liability and/or harm to our reputation for acts or omissions by our partners;

•	Our inability or failure to comply with the terms of our contracts, which may result in unexcused delays, warranty claims, failure to meet performance guarantees, damages or contract terminations;

•	The effect of natural gas, natural gas liquids and oil prices on our operations and growth opportunities;

•	The future development of natural resources in shale areas;

•	The inability of our customers to pay for services;

•	The failure to recover on payment claims against project owners or to obtain adequate compensation for customer-requested change orders;

•	The failure of our customers to comply with regulatory requirements applicable to their projects, including those related to awards of stimulus funds, which may result in project delays and cancellations;

•	Budgetary or other constraints that may reduce or eliminate tax incentives for or government funding of projects, including stimulus projects, which may result in project delays or cancellations;

•	Estimates and assumptions in determining our financial results and backlog;

•	Our ability to realize our backlog;

•	Risks associated with operating in international markets, including instability of foreign governments, currency fluctuations, tax and investment strategies and compliance with the laws of foreign jurisdictions, as well as the U.S. Foreign Corrupt Practices Act and other applicable anti-bribery and anti-corruption laws;

•	Our ability to successfully identify, complete, integrate and realize synergies from acquisitions;

•	The potential adverse impact resulting from uncertainty surrounding acquisitions, including the ability to retain key personnel from the acquired businesses and the potential increase in risks already existing in our operations;

•	The adverse impact of impairments of goodwill and other intangible assets or investments;

•	Our growth outpacing our decentralized management and infrastructure;

•	Requirements relating to governmental regulation and changes thereto;

•	Inability to enforce our intellectual property rights or the obsolescence of such rights;

•	Risks related to the implementation of an information technology solution;

•	The impact of our unionized workforce on our operations, including labor stoppages or interruptions due to strikes or lockouts;

•	Potential liabilities relating to occupational health and safety matters;

•	Our dependence on suppliers, subcontractors and equipment manufacturers;

•	Risks associated with our fiber optic licensing business, including regulatory and tax changes and the potential inability to realize a return on our capital investments;

•	Beliefs and assumptions about the collectability of receivables;

•	The cost of borrowing, availability of credit, fluctuations in the price and volume of our common stock, debt covenant compliance, interest rate fluctuations and other factors affecting our financing and investing activities;

•	The ability to access sufficient funding to finance desired growth and operations;

•	Our ability to obtain performance bonds;

•	Potential exposure to environmental liabilities;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	Rapid technological and structural changes that could reduce the demand for our services;

•	The impact of increased healthcare costs arising from healthcare reform legislation; and

•	The other risks and uncertainties as are described elsewhere herein and under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and as may be detailed from time to time in our other public filings with the SEC.

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

Interest Rate and Market Risk. Currently, we do not have any significant assets or obligations with exposure to significant interest rate and market risk. Although we had credit facility borrowings outstanding at various times in 2012 which exposed us to interest rate risk, there were no credit facility borrowings outstanding as of or for the nine months ended September 30, 2013.

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

We may enter into foreign currency derivative contracts to manage some of our foreign currency exposures. These exposures may include revenues generated in foreign jurisdictions and anticipated purchase transactions, including foreign currency capital expenditures and lease commitments. There were no open foreign currency derivative contracts at September 30, 2013.

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

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the third quarter of 2013, we completed one acquisition in which some of the consideration consisted of the issuance of unregistered shares of our common stock. Specifically, on July 9, 2013, we acquired an electric power infrastructure services company based in Ohio with operations primarily in the Midwest and along the East Coast of the United States, for aggregate consideration consisting of approximately $70.6 million in cash and assumed debt and 763,272 shares of our common stock. Such shares of common stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the shares were issued to the owners of the business acquired in a privately negotiated transaction not involving any public offering or solicitation.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the three months ended September 30, 2013.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
July 1-31, 2013	—		$—	—
August 1-31, 2013	2,687	(1)	$26.46	—
September 1-30, 2013	—		$—	—

Total	2,687			—	$—

(1)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2	Bylaws of Quanta Services, Inc., as amended and restated August 16, 2012 (previously filed as Exhibit 3.2 to the Company’s Form 8-K (No. 001-13831) filed August 21, 2012 and incorporated herein by reference)

10.1	Third Amended and Restated Credit Agreement dated as of October 30, 2013, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed November 5, 2013 and incorporated herein by reference)

10.2	Third Amended and Restated Security Agreement dated as of October 30, 2013, among Quanta Services, Inc., the other Debtors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed November 5, 2013 and incorporated herein by reference)

10.3	Third Amended and Restated Pledge Agreement dated as of October 30, 2013, among Quanta Services, Inc., the other Pledgors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed November 5, 2013 and incorporated herein by reference)

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB*	XBRL Taxonomy Extension Label Linkbase Document

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed or furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN
Derrick A. Jensen Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: November 8, 2013

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2	Bylaws of Quanta Services, Inc., as amended and restated August 16, 2012 (previously filed as Exhibit 3.2 to the Company’s Form 8-K (No. 001-13831) filed August 21, 2012 and incorporated herein by reference)

10.1	Third Amended and Restated Credit Agreement dated as of October 30, 2013, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed November 5, 2013 and incorporated herein by reference)

10.2	Third Amended and Restated Security Agreement dated as of October 30, 2013, among Quanta Services, Inc., the other Debtors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed November 5, 2013 and incorporated herein by reference)

10.3	Third Amended and Restated Pledge Agreement dated as of October 30, 2013, among Quanta Services, Inc., the other Pledgors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed November 5, 2013 and incorporated herein by reference)

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB*	XBRL Taxonomy Extension Label Linkbase Document

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed or furnished herewith