Form 10-K
period 2013-12-31
QUANTA SERVICES INC
filed 2014-03-03
CIK 1050915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Title of Each Class

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock reported by the New York Stock Exchange on such date, was approximately $5.5 billion.

As of February 21, 2014, the number of outstanding shares of Common Stock of the Registrant was 213,353,417. As of the same date, 3,500,000 exchangeable shares associated with one share of Series F Preferred Stock were outstanding, and 899,858 exchangeable shares associated with one share of Series G Preferred Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

QUANTA SERVICES, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2013

PART I

ITEM 1.	Business

General

Quanta Services, Inc. (Quanta) is a leading provider of specialty contracting services, offering infrastructure solutions primarily to the electric power and oil and gas industries in North America and in select international markets. The services we provide include the design, installation, upgrade, repair and maintenance of infrastructure within each of the industries we serve, such as electric power transmission and distribution networks, substation facilities, renewable energy facilities, pipeline transmission and distribution systems and facilities, and infrastructure services for the offshore and inland water energy markets. We also own fiber optic telecommunications infrastructure in select markets and license the right to use these point-to-point fiber optic telecommunications facilities to customers and have recently expanded our fiber optic service offerings to include lit network services.

Effective December 31, 2013, Quanta’s Natural Gas and Pipeline Infrastructure Services segment was renamed the Oil and Gas Infrastructure Services segment to better align with this segment’s service offerings and end-customer markets. No changes have been made to this segment’s financial results. Our results are reported under three reportable segments: (1) Electric Power Infrastructure Services, (2) Oil and Gas Infrastructure Services and (3) Fiber Optic Licensing and Other. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the year ended December 31, 2013 were approximately $6.52 billion, of which 69% was attributable to the Electric Power Infrastructure Services segment, 29% to the Oil and Gas Infrastructure Services segment and 2% to the Fiber Optic Licensing and Other segment.

We have established a presence throughout the United States, Canada and Australia with a workforce of approximately 20,900 employees as of December 31, 2013, which enables us to quickly, reliably and cost-effectively serve a diversified customer base. We believe our reputation for responsiveness and performance, geographic reach, comprehensive service offering, safety leadership and financial strength have resulted in strong relationships with numerous customers, which include many of the leading companies in the industries we serve. Our ability to deploy services to customers throughout North America as a result of our broad geographic presence and significant scope and scale of services is particularly important to our customers who operate networks that span multiple states or regions. We believe these same factors also position us to continue to take advantage of other international opportunities.

Representative customers include:

• Ameren Corporation	• Kinder Morgan Energy Partners, L.P.
• American Electric Power Company, Inc.	• Lower Colorado River Authority
• American Transmission Co.	• Marathon Petroleum Corporation
• Arrow Midstream Holdings	• MarkWest Energy Partners LP
• ATCO Electric LTD	• MidAmerican Energy Company
• Australia Pacific LNG	• National Grid plc
• BC Hydro	• Northeast Utilities System
• Cenovus Energy Inc.	• OGE Energy Corp.
• CenterPoint Energy, Inc.	• PG&E Corporation
• Central Maine Power Company	• Piedmont Natural Gas Company, Inc.
• Dominion Resources, Inc.	• PPL EnergyPlus
• DTE Energy Co.	• Puget Sound Energy
• Duke Energy Corporation	• SaskPower
• Electric Transmission Texas	• Sharyland Utilities
• Enbridge, Inc.	• SNC Lavalin
• Enterprise Products Partners L.P.	• Solar Project Solutions

• Exelon Corporation	• South Texas Electric Cooperative
• First Energy	• Southern California Edison Co.
• Georgia Power	• Suncor Energy Inc.
• Google Inc.	• TransCanada Corporation
• ITC Holdings Corp.	• Xcel Energy Inc.

We were organized as a corporation in the state of Delaware in 1997, and since that time we have grown organically and have made strategic acquisitions, expanding our geographic presence and scope of services and developing new capabilities to meet our customers’ evolving needs.

We believe that our business strategies, along with our competitive and financial strengths, are key elements in differentiating us from our competition and position us to capitalize on future capital spending by our customers. We offer comprehensive and diverse solutions on a broad geographic scale and have a solid base of long-standing customer relationships in each of the industries we serve. We also have an experienced management team, both at the executive level and within our operating units, and various proprietary technologies that enhance our service offerings. Our strategies of expanding the portfolio of services we provide to our existing and potential customer base, increasing our geographic and technological capabilities, promoting best practices and cross-selling our services to our customers, as well as continuing to maintain our financial strength, place us in the position to capitalize on opportunities and trends in the industries we serve and to expand our operations globally. We continue to evaluate potential acquisitions of companies with strong management teams and good reputations and believe that our financial strength and experienced management team is attractive to potential acquisition targets.

We and our customers continue to operate in a somewhat uncertain business environment, and although there has been gradual improvement in the economy, our customers continue to face stringent regulatory and environmental requirements as they implement projects to enhance and expand their infrastructure. These economic and regulatory factors have negatively affected the timing of demand for our services in the past and may create uncertainty with regard to anticipated customer spending in future periods. We cannot definitively predict the timing or magnitude of the effect that industry trends may have on our business, particularly in the near-term. However, in recent periods we have experienced an increase in project awards and demand for our services, and many projects that had been negatively impacted by regulatory delays have overcome those challenges and commenced construction.

On December 3, 2012, we sold substantially all of our domestic telecommunications infrastructure services operations and related subsidiaries. Accordingly, we have presented the results of operations, financial position and cash flows of such telecommunications subsidiaries as discontinued operations for all applicable periods presented in this Annual Report on Form 10-K.

Reportable Segments

The following is an overview of the types of services provided by each of our reportable segments and certain of the long-term industry trends impacting each segment.

Electric Power Infrastructure Services Segment

The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including the repair of infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and our proprietary robotic arm technologies, and the installation of

“smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains renewable energy generation facilities, consisting of solar, wind and certain types of natural gas generation facilities, and related switchyards and transmission infrastructure to transport power to demand centers. To a lesser extent, this segment provides services such as the construction of electric power generation facilities, the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of cable and control systems for light rail lines.

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

Demand for electricity in North America is expected to grow over the long term. North America’s electric power grid was not designed or constructed to serve today’s power needs and is not adequate to serve the power needs of the future. The electric power grid is aging, continues to deteriorate and lacks redundancy. The increasing demand for electricity, coupled with the aging infrastructure, has affected and will continue to affect reliability, requiring utilities to upgrade and expand their existing transmission and distribution systems. Current federal legislation also requires the power industry to meet federal reliability standards for its transmission and distribution systems. These system upgrades are resulting in increased spending and increased demand for our services in the near-term, and we expect this will continue over the long-term as well.

As demand for power grows, the need for new power generation facilities will grow as well. The future development of new traditional power generation facilities, as well as renewable energy sources such as solar, wind and certain types of natural gas generation facilities, will require new or expanded transmission infrastructure to transport power to demand centers. Renewable energy in particular often requires significant transmission infrastructure due to the remote location of renewable sources of energy. As a result, we anticipate that future development of new power generation will lead to increased demand over the long-term for our electric transmission design and construction services as well as our substation engineering and installation services.

The significant improvement in access to natural gas resources in unconventional shale formations in the United States and Canada, driven by technological advancements, has dramatically increased the near- and long-term supply of natural gas in North America. This increase in supply has also resulted in low natural gas prices for the past several years and the anticipation that natural gas prices will remain at attractive levels for the next several years. As a result, it is anticipated that the amount of electricity generated by natural gas powered plants will increase and the majority of new fossil fuel generation facilities built in North America for the foreseeable future will be fueled by natural gas. Further, the Environmental Protection Agency (EPA) has implemented certain emissions regulations that are resulting in the development of natural gas generation facilities to replace coal generation plants that are being retired in order to comply with the new regulations. These dynamics are anticipated to result in the need for new transmission and substation infrastructure to be built in North America to interconnect new natural gas fired generation facilities. It is also anticipated that modifications to and reengineering of existing transmission and substation infrastructure will be required when existing coal generation facilities are retired or shut down.

We consider renewable energy, including solar, wind and certain types of natural gas generation facilities, to be an ongoing opportunity for our engineering, project management and installation services. Concerns about greenhouse gas emissions, as well as the goal of reducing reliance on power generation from fossil fuels, are creating the need for more renewable energy sources. Renewable portfolio standards (RPS), which mandate that renewable energy constitute a specified percentage of a utility’s power generation by a specified date, exist in many states. We believe that our comprehensive services, industry knowledge and experience in the design, installation and maintenance of renewable energy facilities will enable us to support our customers’ renewable energy efforts. Further, we have the financial strength to selectively provide financing solutions to customers in a modest but strategic way to help facilitate the development of renewable energy and other projects and also potentially create construction backlog for us.

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

Oil and Gas Infrastructure Services Segment

The Oil and Gas Infrastructure Services segment provides comprehensive network solutions to customers involved in the development and transportation of natural gas, oil and other pipeline products. Services performed by the Oil and Gas Infrastructure Services segment generally include the design, installation, repair and maintenance of pipeline transmission and distribution systems, gathering systems, production systems and compressor and pump stations, as well as related trenching, directional boring and automatic welding services. In addition, this segment’s services include pipeline protection, integrity testing, rehabilitation and replacement and fabrication of pipeline support systems and related structures and facilities. In 2013, we expanded into the offshore and inland water energy markets, primarily providing services to oil and gas exploration platforms, including mechanical installation (or “hook-ups”), electrical and instrumentation, pre-commissioning and commissioning, coatings, fabrication, pipeline construction, integrity services and marine asset repair. To a lesser extent, this segment designs, installs and maintains airport fueling systems as well as water and sewer infrastructure.

We see potential growth opportunities in this segment, primarily in the installation and maintenance of natural gas, natural gas byproducts and oil pipelines and related services for gathering systems and pipeline integrity. In particular, we believe the existing pipeline and gathering system infrastructure in North America is insufficient to support the increasing development of new sources of natural gas, oil and other liquids, such as the unconventional shale formations and Canadian oil sands. We anticipate it will take several years to build this infrastructure and believe this need will increase demand for our services over time. To diversify our mainline pipe service offerings, we have focused on opportunities to provide our infrastructure services for gathering systems and related facilities, particularly in the liquid-rich shale formations. We are increasing our presence in the areas of several shale formations through the establishment of local offices to better position us to pursue these opportunities.

Ongoing development of unconventional shale formations throughout North America has resulted in a significant increase in the continent’s natural gas supply as compared to several years ago. We believe the abundant natural gas supply, combined with lower gas prices, will stimulate demand for increased natural gas usage in the future. As one of the cleanest-burning fossil fuels for power generation, low-cost natural gas supports the U.S. goals of energy independence from foreign energy sources and a cleaner environment. The U.S. Energy Information Administration has stated that the number of natural gas-fired power plants built will increase significantly over the next two decades. Also, power generation from renewable energy sources continues to increase and become a larger percentage of the overall power generation mix. We also believe natural gas will be the fuel of choice to provide backup power generation during times when renewable energy sources are not available. Additionally, the acceptance of nuclear energy as a means of meeting the growing demand for energy in North America remains uncertain. We believe these factors will result in increasing development of natural gas power generation to meet North America’s future energy needs, which will in turn result in increased demand for natural gas production and the need for additional pipeline infrastructure to connect natural gas supplies to demand centers, increasing the demand for our services.

The abundance, low price and long-term supply of North American natural gas is also resulting in efforts to develop liquefied natural gas (LNG) export facilities in the United States and Canada, which could provide pipeline and related facilities development opportunities for us. Natural gas prices in various international markets are significantly higher than North American natural gas prices, making the economics of exporting North American natural gas to international markets attractive. Although a number of LNG export facilities are in various stages of planning, permitting and development in the United States and Canada, and it is unlikely that all of them will be developed, we believe our comprehensive service offerings and broad geographic presence will enable us to competitively pursue these opportunities.

We also believe there are significant mainline pipeline opportunities in Australia driven by the production of coal seam gas for LNG export. A number of LNG export facilities are under construction and proposed for development, and pipelines and related infrastructure will be required to serve these facilities. In addition, unconventional shale plays in Australia are in the early stages of exploration and development and will require construction of significant gathering, mainline and related infrastructure. Through an acquisition in Australia in 2013, we further expanded our presence in this region and competitively positioned ourselves to meet Australia’s increasing infrastructure needs.

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

Other infrastructure, primarily midstream gathering systems, is also needed to support the development of unconventional shale formations. To diversify our transmission pipeline service offerings, we are also focusing on opportunities to provide our infrastructure services for gathering systems and related facilities, particularly in liquids-rich shale formations.

We believe there are meaningful opportunities for us to penetrate the offshore and inland water energy markets in providing various infrastructure design, installation and maintenance services primarily to the Gulf of Mexico region but also in select international markets. The offshore service opportunities we see are very similar to what we perform onshore in this segment, and several of our existing onshore customers who also have offshore assets have expressed interest in our ability to provide offshore services. Demand for offshore energy infrastructure services is similar to that on land, including the need for engineering, construction and maintenance services for new and existing offshore exploration and production platforms. In addition, the majority of the thousands of miles of marine based pipelines and related production facilities are approaching or are beyond the end of their useful lives. We see this as an opportunity to leverage our onshore pipeline integrity services and technology to the offshore market’s aging infrastructure. Further, we believe new regulations and the more stringent enforcement of existing regulations administered by the Bureau of Safety and Environmental Enforcement may create opportunities for offshore energy infrastructure construction, repair and replacement services.

As a result of recent significant pipeline incidents in the United States, federal and state regulatory agencies are implementing new pipeline safety rules and increasing enforcement activities. The U.S. Department of Transportation has implemented significant regulatory legislation through the Pipeline and Hazardous Materials Safety Administration relating to pipeline integrity requirements. Testing is expected to become more frequent, extensive and invasive, and more information will be available regarding the condition of the United States’ pipeline infrastructure. As a result, we anticipate a significant increase in spending allocated to pipeline integrity testing, rehabilitation and replacement services, and an increase in demand for the related services we provide over the coming years. We expect companies will increasingly seek out service providers that can provide a turnkey management solution. We believe we are one of the few companies in North America that offers a complete solution for pipeline companies and gas utilities as they focus on testing, rehabilitating and replacing their pipeline infrastructure.

Fiber Optic Licensing and Other Segment

The Fiber Optic Licensing and Other segment designs, procures, constructs, maintains and owns fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to our customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under these agreements, customers are provided the right to use a portion of the capacity of a fiber optic network (dark fiber), with the network owned and maintained by us. We are also expanding our fiber optic service offerings to provide lit services, with Quanta providing network management services to customers as well as owning the electronic equipment necessary to make the fiber optic network operational. We believe market opportunities exist for lit services that will enable us to leverage capacities of our dark fiber networks, as well as providing other attractive growth opportunities. The Fiber Optic Licensing and Other segment provides services to communication carriers as well as education, financial services, healthcare and other business enterprises with high bandwidth telecommunication needs. The telecommunication services primarily provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions. The Fiber Optic Licensing and Other segment also provides various telecommunication infrastructure services on a limited and ancillary basis, primarily to our customers in the electric power industry.

The growth opportunities in our Fiber Optic Licensing and Other segment include the continued investment in our dark fiber networks to serve customers in new geographic regions as well as the expansion into lit services. We see opportunities for lit services for customers in multiple institutional sectors, including communications carriers as well as education, financial services, healthcare and other business enterprises. These growth opportunities exist in both the markets we currently serve, by expanding our existing network to add new customers, and expansion into new markets through the build-out of new networks. This expected growth will require significant capital expenditures to support our network expansion efforts.

Financial Information about Geographic Areas

We operate primarily in the United States; however, we derived $1.31 billion, $861.5 million and $535.0 million of our revenues from foreign operations during the years ended December 31, 2013, 2012 and 2011, respectively. Of our foreign revenues, approximately 86%, 96% and 97% were earned in Canada during the years ended December 31, 2013, 2012 and 2011, respectively. In addition, we held property and equipment in the amount of $196.8 million and $151.9 million in foreign countries, primarily Canada, as of December 31, 2013 and 2012.

Our business, financial condition and results of operations in foreign countries may be adversely impacted by monetary and fiscal policies, currency fluctuations, regulatory requirements and other political, social and economic developments or instability. Refer to Item 1A. “Risk Factors” for additional information.

Customers, Strategic Alliances and Preferred Provider Relationships

Our customers include electric power and oil and gas companies, as well as commercial, industrial and governmental entities. We have a large and diverse customer base, including many of the leading companies in the industries we serve. Our 10 largest customers accounted for approximately 34% of our consolidated revenues during the year ended December 31, 2013. Our largest customer accounted for approximately 9% of our consolidated revenues for the year ended December 31, 2013.

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

We believe that our strategic relationships with customers in the electric power and oil and gas industries will continue to result in future opportunities. Many of these relationships take the form of strategic alliance or long-term maintenance agreements. Strategic alliance agreements generally state an intention to work together over a period of time and/or on specific types of projects, and many provide us with preferential bidding procedures. Strategic alliances and long-term maintenance agreements are typically agreements for an initial term of approximately two to four years that may include renewal options to extend the initial term.

Backlog

Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by other companies.

Our backlog represents the amount of consolidated revenue that we expect to realize from future work under construction contracts, long-term maintenance contracts, master service agreements (MSAs) and licensing agreements. These estimates include revenues from the remaining portion of firm orders not yet completed and on which work has not yet begun, as well as revenues from change orders, renewal options, and funded and unfunded portions of government contracts to the extent that they are reasonably expected to occur. For purposes of calculating backlog, we include 100% of estimated revenues attributable to consolidated joint ventures and variable interest entities (VIEs). The following table presents our total backlog by reportable segment as of December 31, 2013 and 2012, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of December 31, 2013		Backlog as of December 31, 2012
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services	$3,346,721	$5,964,061	$2,864,870	$4,918,178
Oil and Gas Infrastructure Services	1,515,612	2,218,503	797,044	1,566,316
Fiber Optic Licensing and Other	137,883	545,503	145,039	502,523

Total	$5,000,216	$8,728,067	$3,806,953	$6,987,017

Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues, regulatory requirements and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and while we did not experience any material cancellations during the current periods, most of our contracts may be terminated, typically upon 30 to 90 days notice, even if we are not in default under the contract. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends inherent in current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. In addition, many of our MSAs, as well as contracts for fiber optic licensing, are subject to renewal options. As of December 31, 2013 and 2012, MSAs accounted for approximately 31% and 34% of our estimated 12 month backlog and approximately 44% and 45% of total backlog. There can be no assurance as to our customers’ actual requirements or that our estimates are accurate.

Competition

The markets in which we operate are highly competitive. We compete with other contractors in most of the geographic markets in which we operate, and several of our competitors are large companies that have significant financial, technical and marketing resources. In addition, there are relatively few barriers to entry into some of the industries in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. A significant portion of our revenues is currently derived from unit price or fixed price agreements, and price is often an important factor in the award of such agreements. Accordingly, we could be underbid by our competitors in an effort by them to procure such business. We believe that as demand for our services increases, customers often consider other factors in choosing a service provider, including technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability, which we expect to benefit larger contractors such as us. In addition, competition may lessen as industry resources, such as labor supplies, approach capacity. There can be no assurance, however, that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position. We also face competition from the in-house service organizations of our existing or prospective customers, including electric power, oil and gas and engineering companies, which employ personnel who perform some of the same types of services as those provided by us. Although a significant portion of these services is currently outsourced by many of our customers, in particular services relating to larger energy transmission infrastructure projects, there can be no assurance that our existing or prospective customers will continue to outsource these services in the future.

Employees

As of December 31, 2013, we had approximately 20,900 employees, consisting of approximately 3,200 salaried employees, including executive officers, professional and administrative staff, project managers and engineers, job superintendents and clerical personnel, and approximately 17,700 hourly employees, the number of which fluctuates depending upon the number and size of the projects we undertake at any particular time. Approximately 58% of our hourly employees at December 31, 2013 were covered by collective bargaining agreements, primarily with the International Brotherhood of Electrical Workers (IBEW), the Canadian Union Skilled Workers (CUSW), Australia Workers’ Union and the four pipeline construction trade unions administered by the Pipe Line Contractors Association (PLCA), which are the Laborers International Union of North America, International Brotherhood of Teamsters (Teamsters), United Association of Plumbers and Pipefitters and the International Union of Operating Engineers. These collective bargaining agreements require the payment of specified wages to our union employees, the observance of certain workplace rules and the payment of certain amounts to multi-employer pension plans and employee benefit trusts rather than us sponsoring or administering the benefit programs provided on behalf of our employees. These collective bargaining agreements have varying terms and expiration dates. The majority of the collective bargaining agreements contain provisions that prohibit work stoppages or strikes, even during specified negotiation periods relating to agreement renewals, and provide for binding arbitration dispute resolution in the event of prolonged disagreement.

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

Materials

Our customers typically supply most or all of the materials required for each job. However, for some of our contracts, we may procure all or part of the materials required. As we continue to expand our comprehensive engineering, procurement and construction offerings (EPC), particularly associated with utility scale solar projects, the cost of materials may become a proportionately larger component of our consolidated cost of services. We purchase such materials from a variety of sources and do not anticipate experiencing any significant difficulties in procuring such materials.

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

Risk Management and Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. On August 1, 2013, we renewed our employer’s liability, general liability, auto liability and workers’ compensation policies for the 2013 - 2014 policy year. As a result of the renewal, the deductibles for general liability and auto liability increased from $5.0 million to $10.0 million per occurrence, while the deductible for workers’ compensation remained at $5.0 million per occurrence and the deductible for employer’s liability remained at $1.0 million per occurrence. Additionally, in connection with this renewal, the amount of letters of credit required by us to secure our obligations under our casualty insurance programs has increased. Between August 1, 2009 and July 31, 2013, all policy deductible levels were $5.0 million per occurrence, other than employer’s liability, which was subject to a deductible of $1.0 million. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of December 31, 2013 and 2012, the gross amount accrued for insurance claims totaled $161.8 million and $160.8 million, with $122.6 million and $120.2 million considered to be long term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2013 and 2012 were $9.1 million and $22.2 million, of which $0.7 million and $2.3 million are included in prepaid expenses and other current assets and $8.4 million and $19.9 million are included in other assets, net.

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

Seasonality and Cyclicality

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project timing and schedules, and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions can cause delays in projects. In addition, many of our customers develop their capital budgets for the coming year during the first quarter and do not begin infrastructure projects in a meaningful way until their capital budgets are finalized. Second quarter revenues are typically higher than those in the first quarter, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. Third quarter revenues are typically the highest of the year, as a greater number of projects are underway and weather is more accommodating. Generally, revenues during the fourth quarter of the year are lower than the third quarter but higher than the second quarter. Many projects are completed in the fourth quarter, and revenues are often impacted positively by customers seeking to spend their capital budgets before the end of the year; however, the holiday season and inclement weather can sometimes cause delays, reducing revenues and increasing costs. Any quarter may be positively or negatively affected by atypical weather patterns in a given part of the world, such as severe weather, excessive rainfall or warmer winter weather, making it difficult to predict these variations and their effect on particular projects quarter to quarter. The timing of project awards and unanticipated changes in project schedules as a result of delays or accelerations can also create variations in the level of operating activity from quarter to quarter.

These seasonal impacts are typical for our U.S. operations, but as our foreign operations continue to grow, we may see a lessening of this pattern impacting our quarterly revenues. For example, revenues in Canada are often higher in the first quarter as projects are accelerated so that work can be completed prior to the “break up”, as productivity is adversely affected by wet ground conditions during the warmer spring and summer months. Also, although revenues from Australia and other international operations have not been significant to our overall revenues to date, their seasonal patterns may differ from those in North America and may impact our seasonality more in the future.

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines or delays in new projects in various geographic regions, including the United States, Canada and Australia. Project schedules, particularly in connection with larger, longer-term projects, can also create fluctuations in the services provided, which may adversely affect us in a given period. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular period, regional, national and global economic and market conditions, timing of acquisitions, the timing and magnitude of acquisition and integration costs associated with acquisitions, dispositions, fluctuations in our equity in earnings of unconsolidated affiliates and interest rate fluctuations are examples of items that may also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period. You should read “Outlook” and “Understanding Margins” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

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

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. The matters described below are not the only risks and uncertainties facing our company. Additional risks and uncertainties not known to us or not described below also may impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations and cash flows could be negatively affected and we may not be able to achieve our goals or expectations. This Annual Report on Form 10-K also includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the section entitled “Uncertainty of Forward-Looking Statements and Information” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our operating results may vary significantly from quarter to quarter.

Our business can be highly cyclical and subject to seasonal and other variations that can result in significant differences in operating results from quarter to quarter. For example, we typically experience lower gross and operating margins during winter months due to lower demand for our services and more difficult operating conditions. Additionally, our quarterly results may be materially and/or adversely affected by:

•	permitting, regulatory or customer-caused delays on projects;

•	adverse weather conditions;

•	variations in the margins of projects performed during any particular quarter;

•	unfavorable regional, national or global economic and market conditions;

•	a reduction in the demand for our services;

•	the budgetary spending patterns of customers and federal, state and local governments;

•	disruptions in our customers’ strategic plans which could occur as a result of emerging technologies;

•	increases in construction and design costs;

•	the timing and volume of work we perform;

•	the magnitude of work performed under change orders and the timing of their recognition;

•	the ability to successfully negotiate and obtain reimbursement for pending change orders;

•	liabilities associated with pension plans in which our employees participate or withdrawals therefrom;

•	changes in accounting pronouncements that require us to account for items differently than historical pronouncements have;

•	losses experienced in our operations not otherwise covered by insurance;

•	a change in the mix of our customers, contracts and business;

•	payment risk associated with the financial condition of our customers;

•	the termination or expiration of existing agreements;

•	pricing pressures resulting from competition;

•	changes in bonding and lien requirements applicable to existing and new agreements;

•	implementation of various information systems, which could temporarily disrupt day-to-day operations;

•	the recognition of tax benefits related to uncertain tax positions;

•	costs we incur to support growth internally or through acquisitions or otherwise;

•	the timing and integration of acquisitions and the magnitude of the related acquisition and integration costs; and

•	the timing and significance of potential impairments of long-lived assets, equity or other investments, goodwill or other intangible assets.

Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

Negative economic and market conditions may adversely impact our customers’ future spending as well as payment for our services and, as a result, our operations and growth.

The economy is still recovering from the recession in 2008 and 2009, and there is continuing uncertainty in the marketplace. Stagnant or declining economic conditions have adversely impacted the demand for our services in the past and resulted in the delay, reduction or cancellation of certain projects and may adversely affect us in the future. Additionally, many of our customers finance their projects through the incurrence of debt or the issuance of equity. A reduction in cash flow or the lack of availability of debt or equity financing may result in a reduction in our customers’ spending for our services and may also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels.

Regulatory and environmental requirements and economic conditions affecting any of the industries we serve may lead to less demand for our services.

Because the vast majority of our revenue is derived from a few industries, regulatory and environmental requirements or a downturn in economic conditions affecting any of those industries would adversely affect our results of operations. Customers in the industries we serve face heightened regulatory and environmental requirements and stringent permitting processes as they implement plans for their projects, which can result in delays, reductions and cancellations of some of their projects. Additionally, unfavorable economic conditions in any industry we serve could result in the delay, reduction or cancellation of projects by our customers, as well as cause our customers to outsource less work. These regulatory and economic factors have resulted in decreased demand for our services in the past, and they may continue to do so in the future, potentially impacting our operations and our ability to grow at historical levels. A number of other factors, including financing conditions and potential bankruptcies in the industries we serve or a prolonged economic downturn or recession, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for past services. Consolidation, competition, capital constraints or negative economic conditions in the electric power and oil and gas industries may also result in reduced spending by, or the loss of, one or more of our customers.

Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions or delays in revenues or the payment of liquidated damages.

Many projects involve challenging engineering, procurement and construction phases that may occur over extended time periods, sometimes over several years. We may encounter difficulties as a result of delays in designs, engineering information or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from our customers’ failure to timely obtain permits or rights-of-way or meet other regulatory requirements, weather-related delays and other factors, some of which are beyond our control, that can impact our ability to complete the project in accordance with the original delivery schedule. A failure by us to properly manage and invest in our equipment fleet could also negatively impact project performance and our results of operations. In addition, we occasionally contract with third-party subcontractors to assist us with the completion of contracts. Any delay or failure by suppliers or by subcontractors in the completion of their portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local opposition, which may include injunctive actions as well as public protests, to the siting of electric power, natural gas or oil transmission lines, solar or wind projects, or other facilities. Delays and additional costs may be substantial and, in some cases, we may be required to compensate the customer for such delays. We may not be able to recover all of such costs. In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of our schedules or performance requirements could also result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. In extreme cases, the above-mentioned factors could cause project cancellations, and we may not be able to replace such projects with similar projects or at all. Such delays or cancellations may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts.

Our customers may change or delay various elements of a project after its commencement, or the design, engineering information, equipment or materials that are to be provided by the customer or other parties may be deficient or delivered later than required by the project schedule, resulting in additional direct or indirect costs. Under these circumstances, we generally negotiate with the customer with respect to the amount of additional time required and the compensation to be paid to us. We are subject to the risk that we may be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to customer-requested change orders or failure by the customer to timely deliver items, such as engineering drawings or materials, required to be provided by the customer. Litigation or arbitration of project change orders or claims for compensation may be lengthy and costly, and it is often difficult to predict when and for how much the claims will be resolved. A failure to obtain adequate compensation for these matters could require us to record a reduction to amounts of revenue and gross profit recognized in prior periods under the percentage-of-completion accounting method. Any such adjustments could be substantial. We may also be required to invest significant working capital to fund cost overruns while the resolution of claims is pending, which could adversely affect liquidity and financial results in any given period.

Our business is labor intensive, and we may be unable to attract and retain qualified employees.

Our ability to maintain our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. For instance, we may experience shortages of qualified journeyman linemen, who are integral to the provision of transmission and distribution services under our Electric Power Infrastructure Services segment. In addition, in our Oil and Gas Infrastructure Services segment, there is limited availability of experienced supervisors and foremen that can oversee large mainline pipe projects. A shortage in the supply of these skilled personnel creates competitive hiring markets and may result in increased labor expenses. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues or profitability.

Our use of fixed price contracts could adversely affect our business and results of operations.

We currently generate a portion of our revenues under fixed price contracts. We also expect to generate a greater portion of our revenues under this type of contract in the future as larger projects, such as electric power and pipeline transmission build-outs and utility-scale solar facilities, become a more significant aspect of our business. We assume risks related to revenue and cost on fixed-priced contracts. Actual revenues and project costs can vary, sometimes substantially, from our original projections due to changes in a variety of factors including:

•	unforeseen circumstances not included in our cost estimates or covered by our contract for which we cannot obtain adequate compensation;

•	changes in the cost of equipment, commodities, materials or labor;

•	unanticipated costs or claims due to customer-caused delays, errors in specifications or designs, or contract termination and our ability to obtain reimbursement for such costs;

•	weather conditions;

•	failure to perform by our project owners, suppliers or subcontractors;

•	difficulties in obtaining required permits or approvals;

•	changes in laws and regulations; and

•	general economic conditions.

These variations, along with other risks inherent in performing fixed price contracts may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs could have a significant impact on our operating results for any fiscal period.

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

Our business is highly competitive.

The specialty contracting business is served by numerous small, owner-operated private companies, some public companies and several large regional companies. In addition, relatively few barriers prevent entry into some areas of our business. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. A substantial portion of our revenues is directly or indirectly dependent on winning new contracts. The timing of when project awards will be made is unpredictable and often involves complex and lengthy negotiations and bidding processes. These processes can be impacted by a wide variety of factors, including price, governmental approvals, financing contingencies, commodity prices, environmental conditions and overall market and economic conditions. We are currently experiencing the impacts of competitive pricing in certain of the markets we serve, such as the electric power market with respect to smaller scale transmission projects and distribution services. In addition, our bids may not be successful because of a client’s perception of our ability to perform the work or a client’s perception of technology advantages held by our competitors as well as other factors. Certain of our competitors may have lower overhead cost structures. Therefore, they may be able to provide their services at lower rates than we are able to provide. In addition, some of our competitors have significant resources, including financial, technical and marketing resources. We cannot be certain that our competitors do not have or will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the specialty contracting business or maintain our customer base at current levels. We also face competition from the in-house service organizations of our existing or prospective customers. Electric power and oil and gas service providers usually employ personnel who perform some of the same types of services we do, and we cannot be certain that our existing or prospective customers will continue to outsource services in the future.

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

Our business is subject to operational hazards, and we are self-insured against certain potential liabilities.

Our business is subject to significant operational hazards due to the nature of services provided by our workforce and the conditions in which they operate. These hazards include those involving electricity, fires, natural gas explosions, mechanical failures and weather-related incidents. Our offshore operations are further subject to heightened risks, including blowouts, collisions, capsizings, vessels sinking and damage from severe weather conditions. These hazards could cause personal injury, severe damage to property, equipment and the environment and could lead to suspension of operations and legal liabilities. If we are not fully insured or indemnified against such risks or a counterparty fails to meet its indemnification obligations to us, it could materially and adversely affect our results of operations, financial position and cash flows. Further, our safety record may impact our ability to bid on certain work.

On August 1, 2013, we renewed our employer’s liability, general liability, auto liability and workers’ compensation policies for the 2013 — 2014 policy year. As a result of the renewal, the deductibles for general liability and auto liability increased from $5.0 million to $10.0 million per occurrence, while the deductible for workers’ compensation remained at $5.0 million per occurrence and the deductible for employer’s liability remained at $1.0 million per occurrence. Additionally, in connection with this renewal, the amount of letters of credit required by us to secure our obligations under our casualty insurance programs has increased. We are primarily self-insured for all claims that do not exceed the amount of the applicable deductible. We also have employee healthcare benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year. Our insurance policies include various coverage requirements, including the requirement to give appropriate notice. If we fail to comply with these requirements, our coverage could be denied.

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

We maintain insurance coverage from third party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. There can be no assurance that any of our existing insurance coverage will be renewed upon the expiration of the coverage period or that future coverage will be affordable at the required limits. In addition, our third party insurers could fail, suddenly cancel our coverage or otherwise be unable to provide us with adequate insurance coverage. If any of these events occur, our overall risk exposure would increase and our operations could be disrupted. For example, we have significant operations in California and other states which have an increased risk of wildfires. Should our insurers determine to exclude coverage for wildfires in the future, we could be exposed to significant liabilities and potentially a disruption of our California operations. If our risk exposure increases as a result of adverse changes in our insurance coverage, we could be subject to increased claims and liabilities that could negatively affect our results of operations, financial condition and cash flows.

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

Under our contracts with customers, we typically provide a warranty for the services we provide, guaranteeing the work performed against defects in workmanship and material. The majority of our contracts have a warranty period of 12 months. As much of the work we perform is inspected by our customers for any defects in construction prior to acceptance of the project, the warranty claims that we have historically received have been minimal. Additionally, materials used in construction are often provided by the customer or are warranted against defects from the supplier. However, certain projects, such as utility-scale solar facilities, may have longer warranty periods and include facility performance warranties that may be broader than the warranties we generally provide. In these circumstances, if warranty claims occurred, it could require us to re-perform the services or to repair or replace the warranted item, at a cost to us, and could also result in other damages if we are not able to adequately satisfy our warranty obligations. In addition, we may be required under contractual arrangements with our customers to warrant any defects or failures in materials we provide that we purchase from third parties. While we generally require the materials suppliers to provide us warranties that are consistent with those we provide to the customers, if any of these suppliers default on their warranty obligations to us, we may incur costs to repair or replace the defective materials for which we are not reimbursed. Costs incurred as a result of warranty claims could adversely affect our operating results, financial condition and cash flows.

The loss of one or a few customers could have a material adverse effect on us.

A few customers have in the past and may in the future account for a significant portion of our revenue in any one year or over a period of several consecutive years. Although we have long-standing relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. Our loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our profitability and financial condition may be adversely affected by risks associated with the oil and gas industry, such as price fluctuations and supply and demand for natural gas.

Certain of our services, in particular those under our Oil and Gas Infrastructure Services segment, are exposed to risks associated with the oil and gas industry. These risks, which are not subject to our control, include the volatility of natural gas and oil prices, the lack of demand for power generation from natural gas and a slowdown in the discovery or development of natural gas and/or oil reserves. Specifically, lower natural gas and oil prices generally result in decreased spending by our customers in our Oil and Gas Infrastructure Services segment. The significant increase in the North American supply of natural gas due to ongoing development of unconventional shale formations has resulted in low natural gas prices for the past several years. While higher natural gas and oil prices generally result in increased infrastructure spending by these customers, sustained high energy prices could be an impediment to economic growth and could result in reduced infrastructure spending by such customers. Higher prices could also decrease spending on natural gas fired electricity generation facilities and related infrastructure, an important component of our electric power infrastructure services business. Additionally, higher prices will likely reduce demand for power generation from natural gas, which could result in decreased demand for the expansion of North America’s natural gas pipeline infrastructure, and consequently result in less capital spending by these customers and less demand for our services.

Further, if the discovery or development of natural gas and/or oil reserves slowed or stopped, customers would likely reduce capital spending on mainline pipe, gas gathering and compressor systems and other related infrastructure, resulting in less demand for our services. If the profitability of our business under the Oil and Gas Infrastructure Services segment were to decline, our overall profitability, results of operations and cash flows could also be adversely affected.

Backlog may not be realized or may not result in profits.

Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by other companies. Furthermore, backlog is difficult to determine with certainty. Customers often have no obligation under our contracts to assign or release work to us, and many contracts may be terminated on short notice. Reductions in backlog due to cancellation of one or more contracts or projects by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts included in backlog. In the event of a project cancellation, we may be reimbursed for certain costs but would not have a contractual right to the total revenues reflected in our backlog. The backlog we obtain in connection with any companies we acquire may not be as large as we believed or may not result in the revenue or profits we expected. In addition, projects that are delayed may remain in backlog for extended periods of time. All of these uncertainties are heightened by negative economic conditions and their impact on our customers’ spending, as well as the effects of regulatory requirements and weather conditions. Consequently, we cannot assure that our estimates of backlog are accurate or that we will be able to realize our estimated backlog.

Our financial results are based upon estimates and assumptions that may differ from actual results.

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, several estimates and assumptions are used by management in determining the reported amounts of assets, liabilities, revenues and expenses recognized during the periods presented and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine, and we must exercise significant judgment. Estimates are used primarily in our assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, equity and other investments, loan receivables, purchase price allocations, liabilities for self-insured and other claims, multi-employer pension plan withdrawal liabilities, revenue recognition for construction contracts inclusive of contractual change orders and claims, revenue recognition for fiber optic licensing contracts, share-based compensation, operating results of reportable segments, provision (benefit) for income taxes and the calculation of uncertain tax positions. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

As a part of our business strategy, we have acquired, and may seek to acquire in the future, companies that complement or enhance our business. The success of this strategy will depend on our ability to realize the anticipated benefits from the acquired businesses, such as the expansion of our existing operations, elimination of redundant costs and capitalizing on cross-selling opportunities. To realize these benefits, however, we must successfully integrate the operations of the acquired businesses with our existing operations. We cannot be sure that we will be able to successfully integrate acquired companies with our existing operations without substantial costs, delays, disruptions or other operational or financial problems. Additionally, if we do not implement proper overall business controls, our decentralized operating strategy could result in inconsistent operating and financial practices at the companies we acquire. Issues related to the integration process may result in adverse impact to our revenues, earnings and cash flows. Integrating our acquired companies involves a number of special risks that could have a negative impact on our business, financial condition, results of operations and cash flows, including:

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

In addition, we enter into various types of investment arrangements in the normal course of business, each having unique terms and conditions. These investments may include equity interests we hold in business entities, including general or limited partnerships, contractual joint ventures or other forms of equity participation. These investments may also include our participation in different finance structures such as the extension of loans to project specific entities, the acquisition of convertible notes issued by project specific entities or other strategic financing arrangements. Our equity method investments are carried at original cost and are included in other assets, net in our consolidated balance sheet and are adjusted for our proportionate share of the investees’ income, losses and distributions. Equity investments are reviewed for impairment by assessing whether any decline in the fair value of the investment below the carrying value is other than temporary. In making this determination, factors such as the ability to recover the carrying amount of the investment and the inability of the investee to sustain future earnings capacity are evaluated in determining whether an impairment has occurred and should be recognized.

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

Our fiber optic services are capital intensive, require substantial investments, may expose us to industry specific risks and may have returns on investments that are less than expected.

Our fiber optic licensing business requires substantial amounts of capital investment to build out new fiber networks. In 2014, our proposed capital expenditures for our fiber optic licensing business are approximately $50 million to $60 million, $38.8 million of which is related to committed licensing arrangements as of December 31, 2013. Although we generally do not commit capital to new networks until we have a committed license arrangement in place with at least one customer, we may not be able to recoup our initial investment in the network, and we may not realize a return on the capital investment for an extended period of time. Furthermore, the amount of capital that we invest in our fiber optic network may exceed planned expenditures as a result of various factors, including difficulty in obtaining permits or rights of way or unexpected increases in costs due to labor, materials or project productivity, which would result in a decrease in the returns on our capital investments if licensing fees for the network were committed and could not be renegotiated. New or developing technologies or significant competition in any of our markets could also negatively impact our fiber optic licensing business. Any of these events could adversely affect our results of operations or result in an impairment of our fiber optic network.

Our expansion into the lit services market exposes us to additional risks, as we will be providing access to the fiber network that we own, as well as providing networking equipment and assuming responsibility for network management and service quality. These risks include, but are not limited to, those related to our ability to secure customers for our network in a competitive environment, and the ability to obtain additional capacity in the event of increased demand; network failures and service interruptions, including those outside of our control when we use dark fiber networks or circuits that we do not own or operate, which could expose us to customer liability or require expensive modifications; our ability to obtain agreements with building owners and managers to provide us with access to serve customers in multi-tenant facilities; our ability to obtain or construct additional building laterals to connect new buildings to our network; compliance with laws and regulations applicable to Internet service providers; Internet connectivity at both public and private interconnection points with network providers; relationships and agreements with carrier neutral data center operators and incumbent local exchange carriers; and security breaches and unauthorized access to our systems.

We extend credit to customers for purchases of our services and may enter into longer-term deferred payment arrangements or provide other financing or investment arrangements with certain of our customers, which subjects us to potential credit or investment risk that could, if realized, adversely affect our results of operations, financial condition and cash flows.

We grant credit, generally without collateral, to our customers, which include electric power utilities, oil and gas companies, governmental entities, general contractors, and builders, owners and managers of renewable energy facilities and commercial and industrial properties located primarily in the United States, Canada and Australia. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. In addition, we may provide other forms of financing to our customers or make investments in our customers’ projects, typically in situations where we also provide services in connection with the projects. Our payment arrangements with our customers subject us to potential credit risk related to changes in business and economic factors affecting our customers, including material changes in our customers’ revenues or cash flows. These changes may also reduce the value of any financing or equity investment arrangements we have with our customers. Many of our customers have been negatively impacted by uncertain economic conditions in recent years, and some may experience financial difficulties (including bankruptcies) that could impact our ability to collect amounts owed to us or impair the value of our investments in them. If we are unable to collect amounts owed to us, our cash flows would be reduced, and we could experience losses if the uncollectible amounts exceeded current allowances. We would also recognize losses with respect to any investments that are impaired as a result of our customers’ financial difficulties. Losses experienced could materially and adversely affect our financial condition, results of operations and cash flows. The risks of collectability and impairment losses may increase for projects where we provide services as well as make a financing or equity investment.

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

Our collective bargaining agreements generally require us to participate with other companies in multi-employer pension plans. To the extent those plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities under those plans if we withdraw from them or they are terminated or experience a mass withdrawal. For example, in the fourth quarter of 2011, we recognized a $32.6 million liability when certain of our subsidiaries withdrew from the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan). The amount of this liability is estimated based on information received from the multi-employer plan in 2011, although the plan has asserted that additional amounts are due. The actual amount assessed by the plan for the withdrawal and the amount that we ultimately pay for the withdrawal liability may be materially different than the amount currently recorded. Additionally, on October 9, 2013, we acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of our acquisition. Central States issued a notice and demand to the acquired company for a withdrawal liability and the acquired company, and now Quanta, has taken steps to challenge the amount of the assessment by the Central States Plan.

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

As of December 31, 2013, approximately 58% of our hourly employees were covered by collective bargaining agreements. Although the majority of the collective bargaining agreements prohibit strikes and work stoppages, certain of our unionized employees participated in a strike and work stoppage during January 2012, and we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages can adversely impact our relationships with our customers and could cause us to lose business and decrease our revenue.

Our ability to complete future acquisitions could be adversely affected because of our union status for a variety of reasons. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire, and some businesses may not want to become affiliated with a union-based company. Additionally, we may increase our exposure to withdrawal liabilities for underfunded multi-employer pension plans to which an acquired company contributes.

Approximately 42% of our hourly employees are not unionized. Under the current U.S. presidential administration, certain administrative and regulatory actions have been taken and are being considered that could create more flexibility and opportunity for labor unions to organize non-union workers and could result in a greater percentage of our workforce being subject to collective bargaining agreements, heightening the risks described above. In addition, certain of our customers require or prefer a non-union workforce, and they may reduce the amount of work assigned to us if our non-union labor crews were to become unionized, which could negatively affect our business, results of operations, financial condition or cash flows.

We may incur liabilities or suffer negative financial or reputational impacts relating to occupational health and safety matters.

Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk and there can be no assurance that we will avoid significant liability exposure. Although we have taken what we believe are appropriate precautions, we have suffered fatalities in the past and may suffer additional fatalities in the future. Serious accidents, including fatalities, may subject us to substantial penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our results of operations, financial condition or cash flows. In addition, if our safety record were to substantially deteriorate over time or we were to suffer substantial penalties or criminal prosecution for violation of health and safety regulations, our customers could cancel our contracts and elect to procure future services from other providers.

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

The U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience government corruption, and in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with all applicable anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. Although we have policies and procedures designed to ensure that we, our employees, our agents and others who work with us in foreign countries comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or inadvertence, or due to the acts or inadvertence of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations, financial condition or cash flows. In addition, detecting, investigating and resolving actual or alleged FCPA violations is expensive and could consume significant time and attention of our senior management.

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

For the year ended December 31, 2013, we derived $1.31 billion, or 20.1%, of our consolidated revenues from foreign operations, the substantial majority of which was earned in Canada and Australia. We intend to expand the volume of services that we provide internationally. As a result, our reported financial condition and results of operations may be exposed to the effects that fluctuating exchange rates have on the process of translating the financial statements of our international operations, which are usually denominated in local currencies, into the U.S. dollar.

Our business growth could outpace the capability of our decentralized management infrastructure.

We cannot be certain that our management infrastructure will be adequate to support our operations as they expand. For example, the ability to internally communicate, coordinate and execute business strategies, plans and tactics may be negatively impacted by our increasing size and complexity. A decentralized structure places significant control and decision-making powers in the hands of local management. This contributes to the risk that we may be slower or less able to identify or react to problems affecting key business matters than we would in a more centralized environment. The lack of timely access to information may impact the quality of decision making by management. Our decentralized organization creates the possibility that our operating subsidiaries assume excessive risk without appropriate guidance from our centralized legal, accounting, tax, treasury and insurance functions as to the potential overall impact. Future growth also could impose significant additional responsibilities on members of our senior management, including the need to recruit and integrate new senior level managers and executives. We cannot be certain that we will be able to recruit and retain such additional managers and executives. To the extent that we are unable to manage our growth effectively, or are unable to attract and retain additional qualified management, we may not be able to expand our operations or execute our business plan.

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

We have also granted security interests in various of our assets to collateralize our obligations to our sureties. Furthermore, under standard terms in the surety market, sureties issue or continue bonds on a project-

by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds. If we were to experience an interruption or reduction in the availability of bonding capacity as a result of these or any other reasons, we may be unable to compete for or work on certain projects that would require bonding.

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

In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could negatively impact our financial condition, results of operations or cash flows. In certain instances, we have obtained indemnification or covenants from third parties (including predecessors or lessors) for such clean-up and other obligations and liabilities that we believe are adequate to cover such obligations and liabilities. However, such third-party indemnities or covenants may not cover all of our costs and the indemnitors may not pay amounts owed to us, and such unanticipated obligations or liabilities, or future obligations and liabilities, may have a material adverse effect on our business, results of operations, financial condition or cash flows. Further, we cannot be certain that we will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business.

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

The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on our internal controls over financial reporting and for our independent registered public accounting firm to express an opinion over the operating effectiveness of our internal control over financial reporting. During 2013, we continued actions to ensure our ability to comply with these requirements. As of December 31, 2013, our internal control over financial reporting was effective; however, there can be no assurance that our internal control over financial reporting will be effective in future years. Failure to maintain effective internal controls or the identification of significant internal control deficiencies in acquisitions already made or made in the future could result in a decrease in the market value of our common stock and our other publicly traded securities, the reduced ability to obtain financing, the loss of customers, penalties and additional expenditures to meet the requirements.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the ACA) were signed into law in the U.S. The ACA is intended to expand access to health insurance coverage to many uninsured individuals and expands coverage to those already insured. The changes and mandates on employers subject to the ACA’s “pay or play” requirements could cause us to incur additional group health insurance costs, although we do not expect any material short-term impact on our financial results as a result of the ACA. We continue to monitor developments under the ACA and assess the extent to which it could result in long-term material cost increases for us.

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

Facilities

We lease our corporate headquarters in Houston, Texas and maintain other facilities throughout North America and in various foreign locations where we conduct business. Our facilities are used for offices, equipment yards, warehouses, storage and vehicle shops. As of December 31, 2013, we owned 37 of the facilities we occupy, many of which are encumbered by a security interest under our credit facility, and we leased the remainder. We believe that our existing facilities are sufficient for our current needs.

Equipment

We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes, robotic arms, wire pullers, tensioners, marine vessels and helicopters. Our owned equipment and the leasehold interest in our leased equipment are encumbered by a security interest under our credit facility. As of December 31, 2013, the total size of the rolling-stock fleet was approximately 27,000 units. Most of our fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We believe that our equipment is generally well maintained and adequate for our present operations.

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

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “PWR.” The following table sets forth the high and low sales prices of our common stock per quarter, as reported by the NYSE, for the two most recent fiscal years.

	High	Low
Year Ended December 31, 2013
1st Quarter	$29.94	$27.57
2nd Quarter	30.56	25.26
3rd Quarter	29.13	25.57
4th Quarter	31.60	26.72
Year Ended December 31, 2012
1st Quarter	$22.55	$20.59
2nd Quarter	24.07	20.21
3rd Quarter	26.07	21.63
4th Quarter	27.96	22.92

On February 21, 2014, there were 849 holders of record of our common stock, two holders of record of exchangeable shares of Canadian subsidiaries of Quanta, one holder of record of our Series F preferred stock and one holder of record of our Series G preferred stock. There is no established trading market for the exchangeable shares or the Series F and Series G preferred stock; however, the exchangeable shares may be exchanged at the option of the holder for Quanta common stock on a one-for-one basis. See Notes 11 and 18 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional discussion of our equity securities.

Unregistered Sales of Securities During the Fourth Quarter of 2013

During the fourth quarter of 2013, we completed three acquisitions in which a portion of the consideration consisted of the unregistered issuance of shares of our common stock. Aggregate consideration consisted of approximately $175.8 million in cash and 2,747,412 shares of our common stock. Such shares of common stock were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the shares were issued to the owners of the businesses acquired in privately negotiated transactions not involving any public offering or solicitation.

Issuer Purchases of Equity Securities During the Fourth Quarter of 2013

The following table contains information about our purchases of equity securities during the three months ended December 31, 2013.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs(1)
October 1, 2013 — October 31, 2013	—		$—	—
November 1, 2013 — November 30, 2013	4,750	(2)	$29.62	—
December 1, 2013 — December 31, 2013	114	(2)	$31.16	—

Total	4,864			—	$500,000,000

(1)

During the fourth quarter of 2013, our board of directors approved a stock repurchase program authorizing us to purchase, from time to time, up to $500.0 million of our outstanding common stock through December 31, 2016. These repurchases can be made in open market transactions, in privately negotiated transactions, including block purchases or otherwise, at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program, which became effective December 6, 2013, does not obligate us to acquire any specific amount of common stock and will continue until completed or otherwise modified or terminated by our board of directors at any time at its sole discretion and without notice. As of December 31, 2013, there had been no repurchases under this plan.

(2)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

Dividends

We have not declared any cash dividends on our common stock during the years ended December 31, 2013 or 2012, nor in any previous periods. We currently intend to retain our future earnings, if any, to finance the growth, development and expansion of our business. Accordingly, we currently do not intend to declare or pay any cash dividends on our common stock in the immediate future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors. These factors include our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, as discussed in Liquidity and Capital Resources — “Debt Instruments — Credit Facility” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our credit facility includes limitations on the payment of cash dividends without the consent of the lenders.

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

The following graph compares, for the period from December 31, 2008 to December 31, 2013, the cumulative stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index (the S&P 500 Index) and a peer group selected by our management that includes public companies within our industry. The current peer group (the 2013 Peer Group) includes Chicago Bridge & Iron Company N.V., EMCOR Group Inc., Fluor Corporation, Jacobs Engineering Group Inc., MasTec, Inc., MYR Group Inc., Pike Electric Corporation, URS Corp. and Willbros Group, Inc. These companies were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. The peer group used in the previous year (the 2012 Peer Group) included each of the foregoing companies as well as Dycom Industries, Inc. The shift to the 2013 Peer Group was based on our decision to eliminate from the comparison the company whose operations are concentrated in a line of business in which we no longer operate.

The graph below assumes an investment of $100 (with reinvestment of all dividends) in our common stock, the S&P 500 Index and each of the peer groups on December 31, 2008 and tracks their relative performance through December 31, 2013. The returns of each company in the peer group are weighted based on the market capitalization of each constituent company at the beginning of the measurement period. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Quanta Services, Inc., the S&P 500 Index,

the 2013 Peer Group and the 2012 Peer Group

	12/08	12/09	12/10	12/11	12/12	12/13
Quanta Services, Inc.	$100.00	105.25	100.61	108.79	137.83	159.39
S&P 500	$100.00	126.46	145.51	148.59	172.37	228.19
2013 Peer Group	$100.00	104.00	131.74	114.25	135.57	195.96
2012 Peer Group	$100.00	103.90	132.44	116.15	137.04	197.96

ITEM 6.	Selected Financial Data

The following historical selected financial data has been derived from the financial statements of Quanta. See Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for information regarding certain acquisitions and the related impact on our results of operations as these acquisitions may affect the comparability of such results. Additionally, on December 3, 2012, we sold substantially all of our domestic telecommunications infrastructure services operations and related subsidiaries. We have presented the results of operations, financial position and cash flows of such telecommunications subsidiaries as discontinued operations for all applicable periods presented in this Annual Report on Form 10-K. The historical selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto included in Item 8. “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

	Year Ended December 31,
	2013			2012			2011			2010			2009
	(In thousands, except per share information)
Consolidated Statements of Operations Data:
Revenues	$6,522,842			$5,920,269			$4,193,764			$3,629,433			$2,987,010
Cost of services (including depreciation)	5,467,389			4,982,562			3,632,048	(c	)	3,039,912			2,449,177

Gross profit	1,055,453			937,707			561,716			589,521			537,833
Selling, general and administrative expenses	501,010			434,894			337,835			307,875			277,920
Amortization of intangible assets	27,515			37,691			29,039			37,655			37,479

Operating income	526,928			465,122			194,842			243,991			222,434
Interest expense	(2,668)			(3,746)			(1,803)			(4,902)			(11,257)
Interest income	3,380			1,471			1,066			1,417			2,456
Loss on early extinguishment of debt, net	—			—			—			(7,107)	(d	)	—
Equity in earnings of unconsolidated affiliates, including gain on sale of investment	112,744	(a	)	2,084			—			—			—
Other income (expense), net	(1,135)			(351)			(597)			559			358

Income from continuing operations before income taxes	639,249			464,580			193,508			233,958			213,991
Provision for income taxes	217,940	(b	)	158,859	(b	)	63,096	(b	)	88,884	(b	)	69,828	(b	)

Net income from continuing operations	421,309			305,721			130,412			145,074			144,163
Income from discontinued operations, net of taxes	—			16,935			14,004			10,483			19,372

Net income	421,309			322,656			144,416			155,557			163,535
Less: Net income attributable to noncontrolling interests	19,388			16,027			11,901			2,381			1,373

Net income attributable to common stock	$401,921			$306,629			$132,515			$153,176			$162,162

Amounts attributable to common stock:
Net income from continuing operations	$401,921			$289,694			$118,511			$142,693			$142,790
Net income from discontinued operations	—			16,935			14,004			10,483			19,372

Net income attributable to common stock	$401,921			$306,629			$132,515			$153,176			$162,162

Basic earnings per share attributable to common stock from continuing operations	$1.87			$1.36			$0.56			$0.68			$0.72

Diluted earnings per share attributable to common stock from continuing operations	$1.87			$1.36			$0.56			$0.67			$0.71

(a)	In the fourth quarter of 2013, we sold all of our equity ownership interest in Howard Midstream Energy Partners, LLC (HEP), which resulted in a pre-tax gain of approximately $112.7 million.
(b)

The effective tax rates in 2013, 2012, 2011, 2010 and 2009 were impacted by the recording of $10.0 million, $7.9 million, $8.4 million, $7.6 million and $16.1 million of tax benefits in each respective year primarily due to decreases in reserves for uncertain tax positions resulting from the expiration of various federal and state statute of limitations periods.

(c)	In the fourth quarter of 2011, we recorded a $32.6 million charge to cost of services related to our partial withdrawal from an underfunded pension plan.
(d)

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

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Working capital	$1,269,798	$1,320,548	$984,078	$1,095,969	$1,087,104
Goodwill	1,780,717	1,537,645	1,470,811	1,430,756	1,319,160
Total assets	5,793,245	5,140,757	4,699,114	4,341,212	4,116,954
Convertible subordinated notes, net of current maturities	—	—	—	—	126,608
Total stockholders’ equity	4,234,188	3,766,548	3,381,952	3,365,555	3,109,183

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

We are a leading provider of specialty contracting services, offering infrastructure solutions primarily to the electric power and oil and gas industries in North America and in select international markets. The services we provide include the design, installation, upgrade, repair and maintenance of infrastructure within each of the industries we serve, such as electric power transmission and distribution networks, substation facilities, renewable energy facilities, pipeline transmission and distribution systems and facilities, and infrastructure services for the offshore and inland water energy markets. We also own fiber optic telecommunications infrastructure in select markets and license the right to use these point-to-point fiber optic telecommunications facilities to customers.

Effective December 31, 2013, Quanta’s Natural Gas and Pipeline Infrastructure Services segment was renamed the Oil and Gas Infrastructure Services segment to better align with this segment’s service offerings and end-customer markets. No changes have been made to this segment’s financial results. We report our results under three reportable segments: (1) Electric Power Infrastructure Services, (2) Oil and Gas Infrastructure Services and (3) Fiber Optic Licensing and Other. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the year ended December 31, 2013 were approximately $6.52 billion, of which 69% was attributable to the Electric Power Infrastructure Services segment, 29% to the Oil and Gas Infrastructure Services segment and 2% to the Fiber Optic Licensing and Other segment.

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

For internal management purposes, we are organized into three internal divisions, namely, the electric power division, the oil and gas infrastructure division and the fiber optic licensing division. These internal divisions are closely aligned with the reportable segments described above based on the predominant type of work provided by the operating units within each division.

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

The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including the repair of infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and our proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains renewable energy generation facilities, consisting of solar, wind and certain types of natural gas generation facilities, and related switchyards and transmission infrastructure. To a lesser extent, this segment provides services such as the construction of electric power generation facilities, the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of cable and control systems for light rail lines.

The Oil and Gas Infrastructure Services segment provides comprehensive infrastructure solutions to customers involved in the development and transportation of natural gas, oil and other pipeline products. Services performed by the Oil and Gas Infrastructure Services segment generally include the design, installation, repair and maintenance of pipeline transmission and distribution systems, gathering systems, production systems and compressor and pump stations, as well as related trenching, directional boring and automatic welding services. In addition, this segment’s services include pipeline protection, integrity testing, rehabilitation and replacement, and fabrication of pipeline support systems and related structures and facilities. We also serve the offshore and inland water energy markets, primarily providing services to oil and gas exploration platforms, including mechanical installation (or “hook-ups”), electrical and instrumentation, pre-commissioning and commissioning, coatings, fabrication, pipeline construction, integrity services and marine asset repair. To a lesser extent, this segment designs, installs and maintains airport fueling systems as well as water and sewer infrastructure.

The Fiber Optic Licensing and Other segment designs, procures, constructs, maintains and owns fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to our customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic network, with the network owned and maintained by us. We are also expanding our service offerings to provide lit services, with Quanta providing network management services to customers, as well as owning the electric equipment necessary to make the fiber optic network operational. We believe market opportunities exist for lit services that will enable us to leverage capacities of our dark fiber networks, as well as providing other attractive growth opportunities. The Fiber Optic Licensing and Other segment provides services to communication carriers as well as education, financial services, healthcare and other business enterprises with high bandwidth telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions. The Fiber Optic Licensing and Other segment also provides various telecommunication infrastructure services on a limited and ancillary basis, primarily to our customers in the electric power industry.

Recent Investments, Acquisitions and Divestitures

During 2013, we acquired six businesses, which included electric power and oil and gas infrastructure services companies. The electric power acquisitions expanded our geographic presence primarily in the Northeastern, Midwestern and Western regions of the United States and in the Central region of Canada, while the oil and gas infrastructure services companies increased our capacity to provide mechanical installations for the offshore oil and gas industry and pipeline logistics services throughout the United States and expanded our geographic presence to include pipeline construction services in Australia. The aggregate consideration paid for these acquisitions consisted of approximately $341.1 million in cash and 3,547,482 shares of our common stock valued, as of the respective dates of issuance, at approximately $88.9 million. The results for each company have been included in our consolidated financial statements beginning on the respective dates of acquisition. These acquisitions have enabled us to further enhance our electric power infrastructure service and oil and gas infrastructure service offerings in the United States and select international markets.

On December 6, 2013, we sold all of our equity ownership interest in Howard Midstream Energy Partners, LLC (HEP) for proceeds of approximately $220.9 million in cash which resulted in a pre-tax gain of approximately $112.7 million.

In the first and second quarters of 2012, we acquired four businesses, which included one electric power infrastructure services company based in Canada, two electric power infrastructure services companies based in the United States and one oil and gas infrastructure services company based in the United States. These businesses have been reflected in our consolidated financial statements as of their respective acquisition dates. The aggregate consideration for these acquisitions consisted of approximately $57.5 million in cash, 1,927,113 shares of our common stock valued, as of the respective dates of acquisition, at approximately $37.3 million and the repayment of $11.0 million in debt. These acquisitions have enabled us to further expand our capabilities and scope of services internationally and in the United States. The financial results of these businesses are generally included in the corresponding segment.

On December 3, 2012, we sold substantially all of our domestic telecommunications infrastructure services operations and related subsidiaries.

In the third and fourth quarters of 2011, we acquired five businesses, which included three electric power infrastructure services companies based in Canada, one electric power infrastructure services company based in the United States and one oil and gas infrastructure services company based in Australia. These businesses have been reflected in our consolidated financial statements as of their respective acquisition dates. The aggregate consideration for these acquisitions consisted of approximately $80.8 million in cash, 1,939,813 shares of Quanta common stock valued, as of the respective dates of acquisition, at approximately $32.4 million and the repayment of $3.4 million in debt. These acquisitions have enabled us to further expand our capabilities and scope of services internationally and in the United States. The financial results of these businesses are generally included in the corresponding segment.

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

These seasonal impacts are typical for our U.S. operations, but as our foreign operations continue to grow, we may see a lessening of this pattern impacting our quarterly revenues. For example, revenues in Canada are often higher in the first quarter as projects are accelerated so that work can be completed prior to the “break up”, as productivity is adversely affected by wet ground conditions during the warmer spring and summer months. Also, although revenues from Australia and other international operations have not been significant to our overall revenues to date, their seasonal patterns may differ from those in North America and may impact our seasonality more in the future.

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines or delays in new projects in various geographic regions, including the United States, Canada and Australia. Project schedules, particularly in connection with larger, longer-term projects, can also create fluctuations in the services provided, which may adversely affect us in a given period. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular period, regional, national and global economic and market conditions, timing of acquisitions, the timing and magnitude of acquisition and integration costs associated with acquisitions, dispositions, fluctuations in our equity in earnings of unconsolidated affiliates, impairments of goodwill, intangible assets, long-lived assets or investments and interest rate fluctuations are examples of items that may also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.

We and our customers continue to operate in an uncertain business environment, with heightened regulatory and environmental requirements, stringent permitting processes and only gradual recovery in the economy from recessionary levels. We are closely monitoring our customers and the effect that changes in economic and market conditions have had or may have on them. Certain of our customers reduced or delayed spending in recent years, which we attribute primarily to regulatory and permitting hurdles and negative economic and market conditions, and we anticipate that these issues may continue to affect demand for some of our services in the near-term. However, we believe that most of our customers, many of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long-term. You should read “Outlook” and “Understanding Margins” for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

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

Insurance. Margins could be impacted by fluctuations in insurance accruals as additional claims arise and as circumstances and conditions of existing claims change. We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. On August 1, 2013, we renewed our employer’s liability, general liability, auto liability and workers’ compensation policies for the 2013 – 2014 policy year. As a result of the renewal, the deductibles for general liability and auto liability increased from $5.0 million to $10.0 million per occurrence, while the deductible for workers’ compensation remained at $5.0 million per occurrence and the deductible for employer’s liability remained at $1.0 million per occurrence. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

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

Foreign currency risk. Our financial performance on a U.S. dollar denominated basis is subject to fluctuation in currency exchange rates. Fluctuations in exchange rates from our operating units with functional currencies other than the U.S. dollar, primarily our operating units with Canadian dollar and Australian dollar functional currencies that translate their results into U.S. dollars for reporting purposes, could cause material fluctuations in our results of operations.

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

Results of Operations

As previously discussed, we completed the acquisition of six businesses in 2013, four businesses in 2012 and five businesses during 2011. The results of these acquisitions have been included in the following results of operations beginning on their respective acquisition dates. Additionally, the results of operations of the telecommunications subsidiaries disposed of on December 3, 2012 have been reclassified from continuing operations to income from discontinued operations for all applicable periods presented. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated (dollars in thousands).

Consolidated Results

	Year Ended December 31,
	2013		2012		2011
Revenues	$6,522,842	100.0%	$5,920,269	100.0%	$4,193,764	100.0%
Cost of services (including depreciation)	5,467,389	83.8	4,982,562	84.2	3,632,048	86.6

Gross profit	1,055,453	16.2	937,707	15.8	561,716	13.4
Selling, general and administrative expenses	501,010	7.7	434,894	7.3	337,835	8.1
Amortization of intangible assets	27,515	0.4	37,691	0.6	29,039	0.7

Operating income	526,928	8.1	465,122	7.9	194,842	4.6
Interest expense	(2,668)	—	(3,746)	(0.1)	(1,803)	—
Interest income	3,380	0.1	1,471	—	1,066	—
Equity in earnings of unconsolidated affiliates, including gain on sale of investment	112,744	1.7	2,084	—	—	—
Other income (expense), net	(1,135)	(0.1)	(351)	—	(597)	—

Income from continuing operations before income taxes	639,249	9.8	464,580	7.8	193,508	4.6
Provision for income taxes	217,940	3.3	158,859	2.6	63,096	1.5

Net income from continuing operations	421,309	6.5	305,721	5.2	130,412	3.1
Income from discontinued operations, net of taxes	—	—	16,935	0.3	14,004	0.3

Net income	421,309	6.5	322,656	5.5	144,416	3.4
Less: Net income attributable to noncontrolling interests	19,388	0.3	16,027	0.3	11,901	0.2

Net income attributable to common stock	$401,921	6.2%	$306,629	5.2%	$132,515	3.2%

Amounts attributable to common stock:
Net income from continuing operations	$401,921	6.2%	$289,694	4.9%	$118,511	2.9%
Net income from discontinued operations	—	—	16,935	0.3	14,004	0.3

Net income attributable to common stock	$401,921	6.2%	$306,629	5.2%	$132,515	3.2%

2013 compared to 2012

Revenues. Revenues increased $602.6 million, or 10.2%, to $6.52 billion for the year ended December 31, 2013. This increase was primarily due to higher revenues from the Oil and Gas Infrastructure Services segment, which increased $334.9 million, or 21.8%, to $1.87 billion, primarily due to increased revenues from pipeline projects related to unconventional shale developments in certain regions of North America and $167.7 million in revenues generated from companies acquired in 2013. Additionally, revenues from electric power infrastructure services projects increased $274.1 million, or 6.5%, to $4.48 billion primarily as a result of increases in capital spending by our customers and $83.6 million in revenues generated from companies acquired in 2013. These increases were partially offset by a decrease of $139.7 million in electric power revenues from emergency restoration services during 2013 as compared to 2012. Emergency restoration services revenues were higher in 2012 primarily as a result of Hurricane Sandy, which impacted the Northeastern United States in the fourth quarter of 2012.

Gross profit. Gross profit increased $117.7 million, or 12.6%, to $1.06 billion for the year ended December 31, 2013. Gross profit as a percentage of revenues increased to 16.2% for the year ended December 31, 2013 as compared to 15.8% for the year ended December 31, 2012. These increases were primarily due to the impact of higher revenues and a result of overall performance improvements in the Oil and Gas Infrastructure Services segment during the year ended December 31, 2013 as compared to the year ended December 31, 2012, which was negatively impacted by increased project costs as a result of performance issues caused by adverse weather conditions on certain projects that did not recur to the same extent during 2013. These increases were partially offset by the decreased contribution of emergency restoration services revenues, which typically yield higher margins.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $66.1 million, or 15.2%, to $501.0 million for the year ended December 31, 2013. The increase was primarily attributable to approximately $42.7 million in higher salary and incentive compensation costs associated with increased levels of operating activity and profitability. Included in this increase in compensation costs was approximately $4.3 million of expense related to the accelerated vesting of equity-based awards associated with the retirement of our Executive Chairman of the Board of Directors in the second quarter of 2013. Also contributing to the overall increase in selling, general and administrative expenses was approximately $21.3 million in incremental administrative expenses related to companies acquired in 2013 and $5.1 million in higher costs associated with Quanta’s ongoing technology and business development initiatives. Selling, general and administrative expenses as a percentage of revenues increased from 7.3% for the year ended December 31, 2012 to 7.7% for the year ended December 31, 2013, due to the impact of higher salary and incentive compensation costs previously discussed coupled with the impact from lower levels of emergency restoration services revenues in 2013 as compared to 2012.

Amortization of intangible assets. Amortization of intangible assets decreased $10.2 million to $27.5 million for the year ended December 31, 2013. This decrease was primarily due to reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized, partially offset by increased amortization of intangibles associated with businesses acquired during 2013.

Interest expense. Interest expense decreased $1.1 million to $2.7 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 due to lower levels of borrowings under our credit facility during the year ended December 31, 2013.

Interest income. Interest income was $3.4 million and $1.5 million for the years ended December 31, 2013 and 2012. The increase was primarily due to higher average cash balances and interest rates during the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates was $112.7 million for the year ended December 31, 2013 as compared to $2.1 million for the year ended December 31, 2012. During the fourth quarter of 2013, we sold all of our equity ownership interest in HEP for proceeds of approximately $220.9 million in cash which resulted in a pre-tax gain of approximately $112.7 million.

Provision for income taxes. The provision for income taxes was $217.9 million for the year ended December 31, 2013, with an effective tax rate of 34.1%. The provision for income taxes was $158.9 million for the year ended December 31, 2012, with an effective tax rate of 34.2%. The effective tax rates for 2013 and 2012 were primarily impacted by the recording of net tax benefits in the amount of $10.0 million in 2013 and $7.9 million in 2012 associated with decreases in reserves for uncertain tax positions resulting from the expiration of various federal and state statute of limitation periods and settlement of certain tax audits. Excluding the tax benefits from decreases in reserves for uncertain tax positions, the effective tax rates would have been 35.7% and 35.9% for the years ended December 31, 2013 and December 31, 2012.

2012 compared to 2011

Revenues. Revenues increased $1.73 billion, or 41.2%, to $5.92 billion for the year ended December 31, 2012, primarily due to an increase in the number and size of electric and natural gas transmission projects as a result of overall increases in capital spending by our customers. Electric power infrastructure services revenues increased $1.18 billion, or 39.2%, to $4.21 billion and oil and gas infrastructure services revenues increased $523.5 million, or 51.8%, to $1.53 billion for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Also contributing to the overall revenue increase was the contribution of $231.6 million in revenues from acquired businesses and an increase of $77.2 million in revenues from emergency restoration services during 2012 as compared to 2011.

Gross profit. Gross profit increased $376.0 million, or 66.9%, to $937.7 million for the year ended December 31, 2012. This increase was primarily due to the impact of higher overall revenues earned across all segments during the current period. Gross profit as a percentage of revenues increased to 15.8% for the year ended December 31, 2012 from 13.4% for the year ended December 31, 2011. Contributing to the increase in gross margin from 2011 to 2012 were overall performance improvements across all segments during the year ended December 31, 2012. In addition, the higher revenues earned during the current period also enhanced our ability to cover operating overhead costs. Gross profit for the year ended December 31, 2011 was also negatively impacted by a $32.6 million charge to the Oil and Gas Infrastructure Services segment’s cost of services which occurred in the fourth quarter of 2011 in connection with the withdrawal of certain of our subsidiaries from an underfunded multi-employer pension plan.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $97.1 million, or 28.7%, to $434.9 million for the year ended December 31, 2012. This increase was primarily attributable to $50.0 million in higher salary and benefits costs associated with higher personnel and incentive compensation expenses as a result of current levels of operating activity and profitability, $14.7 million in higher professional fees primarily associated with certain legal matters, business development initiatives and ongoing technological development costs and a $3.7 million increase in bad debt expense. Also contributing to the overall increase were $17.5 million in additional administrative expenses associated with acquired companies. Selling, general and administrative expenses as a percentage of revenues decreased from 8.1% for the year ended December 31, 2011 to 7.3% for the year ended December 31, 2012 primarily due to the impact of higher overall revenues described above.

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

Interest expense. Interest expense increased $1.9 million to $3.7 million for the year ended December 31, 2012, primarily due to higher levels of borrowings under our credit facility during the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was partially offset by lower average cash balances during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Interest income. Interest income increased $0.4 million to $1.5 million for the year ended December 31, 2012. This increase was primarily due to higher interest rates earned for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was partially offset by lower average cash balances during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates was $2.1 million for the year ended December 31, 2012 as compared to none for the year ended December 31, 2011. This primarily related to our investment in HEP.

Provision for income taxes. The provision for income taxes was $158.9 million for the year ended December 31, 2012, with an effective tax rate of 34.2%. The provision for income taxes was $63.1 million for the year ended December 31, 2011, with an effective tax rate of 32.6%. The effective tax rates for 2012 and 2011 were impacted by the recording of tax benefits in the amount of $7.9 million in 2012 and $8.4 million in 2011 associated with decreases in reserves for uncertain tax positions resulting from the expiration of various federal and state statute of limitations periods and settlement of certain tax audits. Excluding the tax benefits from decreases in reserves for uncertain tax positions, the effective tax rates would have been 35.9% and 37.0% for the years ended December 31, 2012 and 2011. After excluding the tax benefits recorded, the lower effective tax rate in 2012 was primarily due to a higher proportion of income from continuing operations earned from international jurisdictions which are taxed at lower statutory rates.

Segment Results

The following table sets forth segment revenues and segment operating income (loss) for the years indicated (dollars in thousands):

	Year Ended December 31,
	2013		2012		2011
Revenues:
Electric Power	$4,480,647	68.7%	$4,206,509	71.1%	$3,022,659	72.1%
Oil and Gas Infrastructure	1,869,615	28.7	1,534,713	25.9	1,011,248	24.1
Fiber Optic Licensing and Other	172,580	2.6	179,047	3.0	159,857	3.8

Consolidated revenues from external customers	$6,522,842	100.0%	$5,920,269	100.0%	$4,193,764	100.0%

Operating income (loss):
Electric Power	$521,855	11.6%	$520,834	12.4%	$337,726	11.2%
Oil and Gas Infrastructure	138,543	7.4	55,410	3.6	(78,307)	(7.7)
Fiber Optic Licensing and Other	55,415	32.1	61,299	34.2	53,476	33.5
Corporate and non-allocated costs	(188,885)	N/A	(172,421)	N/A	(118,053)	N/A

Consolidated operating income	$526,928	8.1%	$465,122	7.9%	$194,842	4.6%

2013 compared to 2012

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $274.1 million, or 6.5%, to $4.48 billion for the year ended December 31, 2013. Revenues were positively impacted by increased activity in electric power transmission and distribution projects, which resulted primarily from increased capital spending by our customers. Revenues in 2013 were also favorably impacted by the additional contribution of approximately $83.6 million in revenues from companies acquired in 2013. Partially offsetting these increases was a decline in revenues from emergency restoration services, which decreased approximately $139.7 million to approximately $110.5 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Emergency restoration services revenues were higher in 2012 primarily as a result of Hurricane Sandy, which impacted the Northeastern United States in the fourth quarter of 2012. Revenues for the year ended December 31, 2013 were also negatively impacted by lower revenues related to renewable energy projects due to decreased capital spending by our customers primarily as a result of a change in the tax incentives associated with these types of projects.

Operating income increased $1.0 million, or 0.2%, to $521.9 million for the year ended December 31, 2013, while operating income as a percentage of segment revenues decreased to 11.6% for the year ended December 31, 2013 from 12.4% for the year ended December 31, 2012. Operating income was positively impacted in 2013 by higher overall levels of infrastructure service revenues. However, these increases were substantially offset by lower levels of operating income contributed from emergency restoration services revenues in 2013 as compared to 2012, which typically yield higher margins.

Oil and Gas Infrastructure Services Segment Results

Revenues for this segment increased $334.9 million, or 21.8%, to $1.87 billion for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to an increase in revenues from pipeline projects related to unconventional shale developments in certain regions of North America. Revenues for the year ended December 31, 2013 were also favorably impacted by approximately $167.7 million in revenues from companies acquired in 2013.

Operating income increased $83.1 million to $138.5 million for the year ended December 31, 2013 from $55.4 million for the year ended December 31, 2012. Operating income as a percentage of segment revenues increased to 7.4% for the year ended December 31, 2013 from 3.6% for the year ended December 31, 2012. These increases were primarily due to continued performance improvements in project execution and the overall increase in segment revenues described above, which improved this segment’s ability to cover fixed and overhead costs. Operating margins for the year ended December 31, 2012 were negatively impacted by increased project costs as a result of performance issues caused by adverse weather conditions on certain projects which did not recur to the same extent during 2013.

Fiber Optic Licensing and Other Segment Results

Revenues for this segment decreased $6.5 million, or 3.6%, to $172.6 million for the year ended December 31, 2013. This decrease in revenues was primarily due to a decrease in revenues related to ancillary telecommunications and wireless infrastructure projects, partially offset by increased revenues from the installation of a statewide fiber optic network in Pennsylvania and from increased licensing of point-to-point fiber optic telecommunications facilities as a result of our continued network expansion activities.

Operating income decreased $5.9 million, or 9.6%, to $55.4 million for the year ended December 31, 2013. Operating income as a percentage of segment revenues for the year ended December 31, 2013 decreased to 32.1% compared to 34.2% for the year ended December 31, 2012. These decreases were primarily due to a $3.2 million charge associated with a revised assessment of state gross receipts tax requirements on fiber optic licensing revenues as a result of a recent industry related legal proceeding, as well as higher network maintenance costs during 2013, startup costs for new lit service offerings, and the decrease in segment revenues described above.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the year ended December 31, 2013 increased $16.5 million to $188.9 million. Contributing to this increase was approximately $24.8 million in higher salary and incentive compensation costs associated with increased levels of operating activity and profitability. Included in this increase in compensation costs was approximately $4.3 million of expense related to the accelerated vesting of equity-based awards associated with the retirement of our Executive Chairman of the Board of Directors in the second quarter of 2013. Also contributing to the increase was approximately $4.6 million in higher acquisition and integration costs and $2.7 million in costs associated with our ongoing technology and business development initiatives. Partially offsetting these increases was a $10.2 million decrease in amortization expense as previously acquired intangible assets became fully amortized, partially offset by amortization expense related to 2013 acquisitions.

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

Oil and Gas Infrastructure Services Segment Results

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

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the year ended December 31, 2012 increased $54.4 million to $172.4 million. This increase was primarily due to an increase of $28.4 million associated with higher personnel and incentive compensation costs associated with current levels of operating activity, an increase of $8.7 million in amortization expense, an increase of $7.6 million in professional fees associated with ongoing technology development costs, business development initiatives and legal matters and a $2.8 million increase in bad debt expense.

Liquidity and Capital Resources

Cash Requirements

Our cash and cash equivalents totaled $488.8 million as of December 31, 2013. As of December 31, 2013 and 2012, cash and cash equivalents held in domestic bank accounts were approximately $236.7 million and $254.1 million, and cash and cash equivalents held in foreign bank accounts were approximately $252.1 million and $140.6 million, primarily in Canada and Australia.

We were in compliance with our covenants under our credit facility at December 31, 2013. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. Capital expenditures are expected to total $300 million to $325 million for 2014. Approximately $50 million to $60 million of the expected 2014 capital expenditures are targeted for the expansion of our fiber optic networks.

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

Through December 31, 2013, we have not provided U.S. income taxes on approximately $218.0 million of unremitted foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S. It is not practicable to determine the amount of any additional U.S. tax liability that may result if we decide to no longer indefinitely reinvest foreign earnings outside the U.S. If our intentions or U.S. tax laws change in the future, there may be a significant negative impact on the provision for income taxes and cash flows, as a result of recording an incremental tax liability, in the period such change occurs.

Sources and Uses of Cash

As of December 31, 2013, we had cash and cash equivalents of $488.8 million and working capital of $1.27 billion. We also had $240.3 million of letters of credit outstanding and no revolving loans outstanding under our credit facility, with $1.08 billion available for borrowing or issuing new letters of credit under our credit facility.

Operating Activities

Cash flow from operations is primarily influenced by demand for our services and operating margins but can also be influenced by working capital needs associated with the various types of services that we provide. In particular, working capital needs may increase when we commence large volumes of work under circumstances where project costs, primarily associated with labor, equipment and subcontractors, are required to be paid before the receivables resulting from the work performed are billed and collected. Working capital needs are generally higher during the summer and fall months due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate. Conversely, working capital assets are typically converted to cash during the winter months. These seasonal trends can be offset by changes in the timing of major projects which can be impacted by project delays or accelerations and other economic factors that may affect customer spending.

Operating activities from continuing operations provided net cash of $446.6 million during 2013 as compared to $166.8 million during 2012 and $204.1 million during 2011. The increase in cash flows for operating activities from continuing operations for 2013 as compared to 2012 and 2011 was primarily a result of the collections on receivables during the first quarter of 2013 attributable to significantly higher levels of emergency restoration services provided in the fourth quarter of 2012 as compared to the fourth quarter of 2011 and decreased working capital requirements in 2013 as compared to 2012. The higher working capital requirements in 2012 were primarily due to the ramp up of multiple large electric transmission projects and more emergency restoration services projects, primarily as a result of Hurricane Sandy, which impacted the Northeastern United States in the fourth quarter of 2012. Also contributing to the increase in cash from operating activities from continuing operations were overall improved operating results in 2013 and 2012 as compared to 2011.

Investing Activities

During 2013, we used net cash in investing activities from continuing operations of $320.0 million as compared to $321.1 million and $272.3 million used in investing activities in 2012 and 2011. Investing activities from continuing operations in 2013 included $263.6 million used for capital expenditures, $283.8 million used in connection with acquisitions and $10.0 million used for other investments (primarily comprised of the capital lease of an internally constructed electric power transmission asset). These amounts were partially offset by investments in and return on equity from unconsolidated affiliates of $186.2 million, which includes gross proceeds from the sale of all of our equity ownership in HEP of approximately $220.9 million, the release of $36.5 million of restricted cash balances associated with a newly acquired company, and $14.8 million of proceeds from the sale of equipment. Investing activities from continuing operations in 2012 included $209.4 million used for capital expenditures, partially offset by $12.4 million of proceeds from the sale of equipment. Additionally, investing activities from continuing operations in 2012 included $68.7 million used in connection with business acquisitions and $53.8 million used in equity investment contributions, primarily to HEP. Investing activities from continuing operations in 2011 included $162.3 million used for capital expenditures, $79.7 million used in connection with business acquisitions and a $35.0 million capital contribution to acquire an initial equity interest in HEP, partially offset by $9.1 million of proceeds from the sale of equipment.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or magnitude of the potential cash outlays for these initiatives.

Financing Activities

During 2013, net cash used by financing activities from continuing operations was $16.7 million as compared to cash used by financing activities of $15.3 million and $158.7 million in 2012 and 2011. Financing activities from continuing operations during 2013 included $17.6 million of cash payments to noncontrolling interests as distributions of joint venture profits, $3.2 million of loan costs related to the amendment and restatement of our credit facility on October 30, 2013 and the positive impact of $3.7 million related to the tax impact of stock-based equity awards. Financing activities from continuing operations in 2012 included $18.0 million in cash payments to noncontrolling interests as distributions of joint venture profits. Financing activities from continuing operations in 2011 primarily related to $149.5 million in common stock repurchases under our stock repurchase program, $6.0 million of cash payments to noncontrolling interests as distribution of joint venture profits as well as $4.1 million of loan costs related to the amendment and restatement of our credit facility on August 2, 2011.

Debt Instruments

Credit Facility

On October 30, 2013, we entered into a credit agreement which amended and restated our prior credit agreement with various lenders. The credit agreement provides for a $1.325 billion senior secured revolving credit facility maturing on October 30, 2018. Up to $400.0 million of the facility is available for revolving loans and letters of credit in certain alternative currencies in addition to the U.S. dollar. The entire amount of the facility is available for the issuance of letters of credit. Up to $50.0 million of the facility is available for swing line loans in U.S. dollars, up to $30.0 million of the facility is available for swing line loans in Canadian dollars and up to $20.0 million of the facility is available for swing line loans in Australian dollars. In addition, subject to the conditions specified in the credit agreement, we have the option to increase the revolving commitments under the credit agreement by up to an additional $300.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes.

As of December 31, 2013, we had approximately $240.3 million of letters of credit issued, $184.2 million of which was denominated in U.S. dollars and $56.1 million of which was denominated in Australian and Canadian dollars, and no outstanding borrowings under the credit facility. The remaining $1.08 billion was available for borrowings or issuing new letters of credit.

Prior to April 1, 2014, amounts borrowed under the credit agreement in U.S. dollars bear interest, at our option, at a rate equal to either (a) the Eurocurrency Rate (as defined in the credit agreement) plus 1.25%, or (b) the Base Rate (as described below) plus 0.25%. Amounts borrowed as revolving loans under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.25%. Standby letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.25%, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.75%. We are also subject to a commitment fee of 0.20% on any unused availability under the credit agreement.

Effective April 1, 2014, amounts borrowed under the credit agreement in U.S. dollars will bear interest, at our option, at a rate equal to either (a) the Eurocurrency Rate plus 1.125% to 2.125%, as determined based on our Consolidated Leverage Ratio (as described below), or (b) the Base Rate plus 0.125% to 1.125%, as determined based on our Consolidated Leverage Ratio. Amounts borrowed as revolving loans under the credit agreement in any currency other than U.S. dollars will bear interest at a rate equal to the Eurocurrency Rate plus 1.125% to 2.125%, as determined based on our Consolidated Leverage Ratio. Standby letters of credit issued under the credit agreement will be subject to a letter of credit fee of 1.125% to 2.125%, based on our Consolidated Leverage Ratio, and Performance Letters of Credit issued under the credit agreement in support of certain contractual obligations will be subject to a letter of credit fee of 0.675% to 1.275%, based on our Consolidated Leverage Ratio. We also will be subject to a commitment fee of 0.20% to 0.40%, based on our Consolidated Leverage Ratio, on any unused availability under the credit agreement.

The Consolidated Leverage Ratio is the ratio of our Consolidated Funded Indebtedness to Consolidated EBITDA (as defined in the credit agreement). For purposes of calculating the Consolidated Leverage Ratio, Consolidated Funded Indebtedness is reduced by available cash and Cash Equivalents (as defined in the credit agreement) in excess of $25.0 million. The Base Rate equals the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 1/2 of 1%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate plus 1.00%.

Subject to certain exceptions, the credit agreement is secured by substantially all of our assets and the assets of our wholly owned U.S. subsidiaries and by a pledge of all of the capital stock of our wholly owned U.S. subsidiaries and 65% of the capital stock of our direct foreign subsidiaries of our wholly owned U.S. subsidiaries. Our wholly owned U.S. subsidiaries also guarantee the repayment of all amounts due under the credit agreement. Subject to certain conditions, at any time we maintain an Investment Grade Rating (defined in the credit agreement as two of the following three conditions being met: (i) a corporate credit rating that is BBB- or higher by Standard & Poor’s Rating Services, (ii) a corporate family rating that is Baa3 or higher by Moody’s Investors Services, Inc. or (iii) a corporate credit rating that is BBB- or higher by Fitch Ratings, Inc.), all collateral will automatically be released from these liens.

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a Consolidated Interest Coverage Ratio, in each case as specified in the credit agreement. The credit agreement limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on assets. The credit agreement also allows for cash payments for dividends and stock repurchases subject to compliance with the following requirements on a post-incurrence basis: (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants described above; and (iii) at least $100 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of December 31, 2013, we were in compliance with all of the covenants in the credit agreement.

The credit agreement provides for customary events of default and carries cross-default provisions with our underwriting, continuing indemnity and security agreement with its sureties and all of our other debt instruments exceeding $75.0 million in borrowings or availability. If an Event of Default (as defined in the credit agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the credit agreement, amounts outstanding under the credit agreement may be accelerated and may become or be declared immediately due and payable.

Between April 2, 2011 and October 30, 2013, we had a credit agreement that provided for a $700.0 million senior secured revolving credit facility with a maturity date of August 2, 2016. The entire amount of the facility was available for the issuance of letters of credit. Borrowings under the credit agreement were to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes.

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

Off-Balance Sheet Transactions

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, commitments to expand our fiber optic networks, commitments to purchase equipment, surety guarantees, certain multi-employer pension plan liabilities and obligations relating to our joint venture arrangements. Certain joint venture structures involve risks not directly reflected in our balance sheets. For certain joint ventures, we have guaranteed all of the obligations of the joint venture under a contract with the customer. Additionally, other joint venture arrangements qualify as a general partnership, for which we are jointly and severally liable for all of the obligations of the joint venture. In our joint venture arrangements, typically each joint venturer indemnifies the other party for any liabilities incurred in excess of the liabilities such other party is obligated to bear under the respective joint venture agreement. Other than as previously discussed, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities, and we have no material guarantees of the work or obligations of third parties.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of December 31, 2013, the maximum guaranteed residual value was approximately $304.8 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of December 31, 2013, we had $240.3 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2014. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. Subject to certain conditions and consistent with terms of our credit facility, these security interests will be automatically released if we maintain a corporate credit rating that is BBB- (stable) or higher by Standard & Poor’s Rating Services and a corporate family rating that is Baa3 (stable) or higher by Moody’s Investors Services. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2013, the total amount of outstanding performance bonds was approximately $2.68 billion, and the estimated cost to complete these bonded projects was approximately $671.4 million.

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

Contractual Obligations

As of December 31, 2013, our future contractual obligations were as follows (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
Operating lease obligations	$158,635	$51,113	$30,297	$23,667	$17,733	$11,999	$23,826
Capital lease obligations	2,234	2,234	—	—	—	—	—
Pension plan withdrawal liability associated with a demand letter	4,301	675	721	770	823	879	433
Equipment purchase commitments	13,728	13,728	—	—	—	—	—
Committed capital expenditures for fiber optic networks under contracts with customers	38,790	38,790	—	—	—	—	—

Total	$217,688	$106,540	$31,018	$24,437	$18,556	$12,878	$24,259

The committed capital expenditures for fiber optic networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. We have also committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of December 31, 2013, production orders for approximately $13.7 million had been issued with delivery dates occurring throughout 2014. Although we have committed to the purchase of these vehicles at the time of their delivery, we intend that these orders will be assigned to third party leasing companies and made available to us under certain of our master equipment lease agreements, which will release us from our capital commitment.

As of December 31, 2013, the total unrecognized tax benefits related to uncertain tax positions was $48.8 million. Although the Internal Revenue Service completed its examination related to calendar year 2010 during 2013, certain of our subsidiaries remain under examination by various state and Canadian tax authorities for multiple periods, and the amount of unrecognized tax benefits could therefore increase or decrease as a result of the expiration of certain statute of limitations periods or settlements of these audits. We believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease up to $6.7 million due to the expiration of certain statute of limitations periods or settlements of the audits.

The previously presented table of estimated contractual obligations does not reflect the majority of the obligations under the multi-employer pension plans in which our union employees participate. Some of our operating units are parties to various collective bargaining agreements that require us to provide to the employees subject to these agreements specified wages and benefits, as well as to make contributions to multi-employer pension plans. Our multi-employer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on our union employee payrolls. Our obligations for contributions to multi-employer pension plans cannot be determined for future periods because the location and number of union employees that we have employed at any given time and the plans in which they may participate vary depending on the projects we have ongoing at any time and the need for union resources in connection with those projects.

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

We recorded a partial withdrawal liability of approximately $32.6 million in the fourth quarter of 2011 related to the withdrawal by certain of our subsidiaries from the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan). The partial withdrawal liability we recognized was based on estimates received from the Central States Plan during 2011 for a complete withdrawal by all of our subsidiaries participating in the Central States Plan. During the third quarter of 2012, the Central States Plan provided additional estimates of the potential withdrawal liability, indicating that the withdrawal liability would be approximately $32.8 million based on a partial withdrawal in the fourth quarter of 2011, approximately $39.7 million based on a partial withdrawal in the first quarter of 2012, or approximately $40.1 million based upon a complete withdrawal in 2012. Certain of our subsidiaries continued participation in the Central States Plan, and we subsequently effected a complete withdrawal as of December 31, 2012. The consequences of the complete withdrawal of our subsidiaries from the plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. Based on the previous estimates of liability associated with a complete withdrawal from the Central States Plan, and allowing for the exclusion of amounts we believe have been improperly included in such estimate, we will seek to challenge and further negotiate the amount owed in connection with this matter. In December 2013, Central States filed a lawsuit against certain of our subsidiaries alleging that contributions made to a new industry fund, which was created after we withdrew from the Central States Plan, should have been made to the Central States Plan. We have disputed these allegations on the basis that we have properly provided contributions to the new industry fund based on the terms of the collective bargaining agreements under which our subsidiaries participate. Given the unknown nature of some of these factors, the final withdrawal liability cannot yet be determined with certainty; therefore, such amount could be materially higher than the $32.6 million we recognized in the fourth quarter of 2011. As a result of these various factors, the estimated partial withdrawal liability of $32.6 million has not been included in the Contractual Obligations table. For additional information regarding the partial withdrawal liability, see Note 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Additionally, on October 9, 2013, we acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of our acquisition. Central States issued a notice and demand, dated March 13, 2013, to the acquired company for a withdrawal liability in the total amount of $6.9 million payable in installments. Based on legal arguments, the acquired company took the position that the amount of withdrawal liability payable to Central States as a result of its complete withdrawal was $4.8 million, of which approximately $4.3 million remained outstanding as of December 31, 2013. The acquired company, and now Quanta, has taken steps to challenge the amount of the assessment by the Central States Plan; however, payments in accordance with the terms of the Central States demand letter are required to be made while the dispute process is ongoing. Accordingly, the $4.3 million is included in the previously presented table of contractual obligations. In addition, $2.1 million of the cash proceeds related to the sale were deposited into an escrow account on October 9, 2013 to fund any additional obligation beyond the $4.8 million. Accordingly, the acquired company’s withdrawal from the Central States Plan is not expected to have a material impact on our results of operations, financial condition and cash flows.

Also excluded from the Contractual Obligations table is interest associated with letters of credit fees and commitment fees under our credit facility because the outstanding letters of credit, availability and applicable interest rates and fees are variable. For additional information regarding the interest rates under our credit facility, see Note 9 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.” We have also excluded from the Contractual Obligations table additional capital commitments associated with investments in unconsolidated affiliates related to planned midstream infrastructure projects of approximately $13.1 million because we are unable to determine the timing of these capital commitments but anticipate them to be paid before the end of 2015.

Self-Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. On August 1, 2013, we renewed our employer’s liability, general liability, auto liability and workers’ compensation policies for the 2013 – 2014 policy year. As a result of the renewal, the deductibles for general liability and auto liability increased from $5.0 million to $10.0 million per occurrence, while the deductible for workers’ compensation remained at $5.0 million per occurrence and the deductible for employer’s liability remained at $1.0 million per occurrence. Additionally, in connection with this renewal, the amount of letters of credit required by us to secure our obligations under our casualty insurance programs has increased. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of December 31, 2013 and 2012, the gross amount accrued for insurance claims totaled $161.8 million and $160.8 million, with $122.6 million and $120.2 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2013 and 2012 were $9.1 million and $22.2 million, of which $0.7 million and $2.3 million are included in prepaid expenses and other current assets and $8.4 million and $19.9 million are included in other assets, net.

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

Concentration of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and our accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these investments is subject to any material risk of loss, changes in economic conditions could impact the interest income we receive from these investments. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power, oil and gas companies, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States and Canada. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada, which may be heightened as a result of uncertain economic and financial market conditions that have existed in recent years. However, we generally have certain statutory lien rights with respect to services provided. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services we have performed.

As of December 31, 2013, two customers accounted for approximately 15% and 11% of our consolidated net position, which includes accounts receivable (including long-term balances and costs and estimated earnings in excess of billings on uncompleted contracts), less billings in excess of costs and unearned revenue. As of December 31, 2012, the same two customers accounted for approximately 16% and 11% of consolidated net position. The services provided to these customers relate primarily to our Electric Power Infrastructure Services segment. Substantially all of the balance for the customer with 11% of consolidated net position at December 31, 2013 and 2012 relates to the Sunrise Powerlink project with a long-term receivable balance related to a significant change order that is subject to a contractually agreed upon arbitration process. During the third quarter of 2013, we reclassified the receivable related to this matter from costs in excess of billings on uncompleted contracts to other assets, net due to the expected timetable for resolution of the matter. For additional information, see Litigation and Claims — Sunrise Powerlink Arbitration in Note 15 of the Notes to Consolidated Financial Statements. Additionally, the customer with the 11% of consolidated net position at December 31, 2013 and 2012 also accounted for 11% of consolidated revenues for the year ended December 31, 2011. No other customers represented 10% or more of revenues for the years ended December 31, 2013, 2012 and 2011, and no other customers represented 10% or more of consolidated net position as of December 31, 2013 and 2012.

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

Inflation

Due to relatively low levels of inflation experienced during the years ended December 31, 2013, 2012 and 2011, inflation did not have a significant effect on our results.

New Accounting Pronouncements

Adoption of New Accounting Pronouncements

On January 1, 2013, we adopted an update that gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that its indefinite-lived intangible assets are impaired. If, based on its qualitative assessment, an entity concludes that it is more likely than not that the fair value of its indefinite-lived intangible assets is less than their carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The adoption of this standard did not have a material effect on our consolidated financial statements.

Accounting Standards Not Yet Adopted

In July 2013, the FASB issued an update that provides guidance on the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists as of the reporting date. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements and are planning to adopt this guidance effective January 1, 2014.

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

Revenue Recognition

Infrastructure Services — Through our Electric Power Infrastructure Services and Oil and Gas Infrastructure Services segments, we design, install and maintain networks for customers in the electric power and oil and gas industries. These services may be provided pursuant to master service agreements, repair and maintenance contracts and fixed price and non-fixed price installation contracts. Pricing under these contracts may be competitive unit price, cost-plus/hourly (or time and materials basis) or fixed price (or lump sum basis), and the final terms and prices of these contracts are frequently negotiated with the customer. Under unit-based contracts, the utilization of an output-based measurement is appropriate for revenue recognition. Under these contracts, we recognize revenue as units are completed based on pricing established between us and the customer for each unit of delivery, which best reflects the pattern in which the obligation to the customer is fulfilled. Under our cost-plus/hourly and time and materials type contracts, we recognize revenue on an input basis, as labor hours are incurred and services are performed.

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate us for services rendered, which may be measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the material associated with our work is owner-furnished and is therefore not included in contract revenues and costs. The cost estimation process is based on professional knowledge and experience of our engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore, our profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. These factors are routinely evaluated on a project by project basis throughout the project term, and the impact of corresponding revisions in management’s estimates of contract value, contract cost and contract profit are recorded as necessary in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. If actual results significantly differ from our estimates used for revenue recognition and claim assessments, our financial condition and results of operations could be materially impacted. Our operating results for the year ended December 31, 2013 were impacted by less than 5% as a result of changes in contract estimates related to projects that were in progress at December 31, 2012.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

We may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. We determine the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. We treat items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of December 31, 2013 and 2012, we had approximately $241.8 million and $205.0 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business. The December 31, 2013 and 2012 balances of recognized change orders and claims included a change order from the Sunrise Powerlink project, an electric power infrastructure services project, primarily as a result of multiple customer-directed changes to the construction schedule which required PAR Electrical Contractors, Inc. (PAR), a wholly owned subsidiary of Quanta, to significantly increase its resources allocated to the project in order to meet the customer-required completion date. Revenues associated with this change order of approximately $165 million were accrued and recognized as a component of costs and estimated earnings in excess of billings on uncompleted contracts. Following completion of the project, PAR and San Diego Gas & Electric Company (SDG&E) had ongoing meetings to review project scope, costs and performance criteria in order to reach resolution on the additional work performed and pricing of the change order under the contract, which resulted in PAR and SDG&E being in agreement as to PAR’s direct costs incurred in completing the project. Although the parties agreed upon PAR’s direct costs, the parties have been unsuccessful in agreeing on the final amount owed to PAR. As a result, PAR initiated arbitration proceedings in the fourth quarter of 2013 pursuant to a contractually agreed upon dispute resolution process. See Litigation and Claims —Sunrise Powerlink Arbitration in Note 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information. We have reclassified the recognized balance related to this contract from costs and estimated earnings in excess of billings on uncompleted contracts into other assets, net since this process is not expected to conclude within the next twelve months. As of December 31, 2013, no interest has been accrued related to this long-term receivable since the arbitration process is still ongoing. The aggregate contract price adjustments discussed above represent management’s best estimate of additional contract revenues which have been earned and which management believes are probable of collection. The amounts ultimately realized by us upon final acceptance by our customers could be higher or lower than such estimated amounts. Although we believe that we are entitled to the amount PAR is seeking in the matter related to the Sunrise Powerlink project, due to the nature of those proceedings, an adverse result in that matter could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

Fiber Optic Licensing — The fiber optic licensing business constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by us. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of December 31, 2013 and 2012, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $48.8 million and $46.4 million and are recognized as deferred revenue, with $40.2 million and $37.7 million considered to be long-term and included in other non-current liabilities. Actual revenues may differ from those estimates if the contracts are not renewed as expected.

Self-Insurance. We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. On August 1, 2013, we renewed our employer’s liability, general liability, auto liability and workers’ compensation policies for the 2013 - 2014 policy year. As a result of the renewal, the deductibles for general liability and auto liability increased from $5.0 million to $10.0 million per occurrence, while the deductible for workers’ compensation remained at $5.0 million per occurrence and the deductible for employer’s liability remained at $1.0 million per occurrence. Additionally, in connection with this renewal, the amount of letters of credit required by us to secure our obligations under our casualty insurance programs, which is discussed further below, has increased. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of December 31, 2013 and 2012, the gross amount accrued for insurance claims totaled $161.8 million and $160.8 million, with $122.6 million and $120.2 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2013 and 2012 were $9.1 million and $22.2 million, of which $0.7 million and $2.3 million are included in prepaid expenses and other current assets and $8.4 million and $19.9 million are included in other assets, net.

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

Valuation of Goodwill. We have recorded goodwill in connection with our historical acquisitions of companies. Upon acquisition, these companies have been either combined into one of our existing operating units or managed on a stand-alone basis as an individual operating unit. Goodwill recorded in connection with these acquisitions is subject to an annual assessment for impairment, which we perform at the operating unit level for each operating unit that carries a balance of goodwill. Each of our operating units is organized into one of three internal divisions: the Electric Power Division, the Oil and Gas Infrastructure Division or the Fiber Optic Licensing Division. As most of the companies acquired by us provide multiple types of services for multiple types of customers, these divisional designations are based on the predominant type of work performed by each operating unit at the point in time the divisional designation is made. Goodwill is required to be measured for impairment at the operating segment level or one level below the operating segment level for which discrete financial information is available, and we have determined that our individual operating units represent our reporting units for the purpose of assessing goodwill impairments.

We have the option to first assess qualitative factors to determine whether it is necessary to perform the two-step fair value-based impairment test described below. If we believe that, as a result of our qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. We can choose to perform the qualitative assessment on none, some or all of our reporting units. We can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. Qualitative indicators including deterioration in macroeconomic conditions, declining financial performance, or a sustained decrease in share price, among other things, may trigger the need for annual or interim impairment testing of goodwill associated with one or all of the reporting units.

Our goodwill impairment assessment is performed at year-end or more frequently if events or circumstances arise which indicate that goodwill may be impaired. For instance, a decrease in our market capitalization below book value, a significant change in business climate or loss of a significant customer, as well as the qualitative indicators referenced above, may trigger the need for interim impairment testing of goodwill for one or all of our reporting units. The first step of the two-step fair value-based test involves comparing the fair value of each of our reporting units with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of its goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill with a corresponding charge to operating expense.

We determine the fair value of our reporting units using a weighted combination of the discounted cash flow, market multiple and market capitalization valuation approaches, with heavier weighting on the discounted cash flow method, as in management’s opinion, this method currently results in the most accurate calculation of a reporting unit’s fair value. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, discount rates, weighted average costs of capital and future market conditions, among others. We believe the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated.

Under the discounted cash flow method, we determine fair value based on the estimated future cash flows of each reporting unit, discounted to present value using risk-adjusted industry discount rates, which reflect the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Cash flow projections are derived from budgeted amounts and operating forecasts (typically a one-year model) plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur, along with a terminal value derived from the reporting unit’s earnings before interest, taxes, depreciation and amortization (EBITDA). The EBITDA multiples for each reporting unit are based on trailing twelve-month comparable industry data.

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

The projected cash flows and estimated levels of EBITDA by reporting unit were used to determine fair value under the three approaches discussed herein. The following table presents the significant estimates used by management in determining the fair values of our reporting units at December 31, 2013, 2012 and 2011:

	Operating Units Providing Predominantly Electric Power and Oil and Gas Infrastructure Services			Operating Unit Providing Fiber Optic Licensing
	2013	2012	2011	2013	2012	2011
Years of cash flows before terminal value	5	5	5	15	15	15
Discount rates	12% to 14%	12% to 13%	13%	12%	12%	14%
EBITDA multiples	5.0 to 8.0	4.5 to 8.0	4.5 to 8.0	9.5	9.5	9.5
Weighting of three approaches:
Discounted cash flows	70%	70%	70%	90%	90%	90%
Market multiple	15%	15%	15%	5%	5%	5%
Market capitalization	15%	15%	15%	5%	5%	5%

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

During the fourth quarter of 2013, a two-step fair-value based goodwill impairment analysis was performed for each of our reporting units, and no reporting units were evaluated solely on a qualitative basis. The analysis indicated that the implied fair value of each of our reporting units, other than recently acquired reporting units, was substantially in excess of its carrying value. Following the analysis, management concluded that no impairment was indicated at any reporting unit. As discussed generally above, when evaluating the 2013 step one impairment test results, management considered many factors in determining whether or not an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment in which our reporting units were operating. Additionally, management considered the sensitivity of its fair value estimates to changes in certain valuation assumptions and, after giving consideration to at least a 10% decrease in the fair value of each of our reporting units, the results of the assessment at December 31, 2013 did not change. However, circumstances such as market declines, unfavorable economic conditions, the loss of a major customer or other factors could impact the valuation of goodwill in future periods.

The goodwill analysis performed for each reporting unit was based on estimates and industry comparables obtained from the electric power, oil and gas and fiber optic licensing industries, and no impairment was indicated. The 15-year discounted cash flow model used for fiber optic licensing was based on the long-term nature of the underlying fiber optic network licensing agreements.

We assigned a higher weighting to the discounted cash flow approach in all periods to reflect increased expectations of market value being determined from a “held and used” model. Discount rates for the 2012 analysis declined from those of the prior year for the reporting units providing predominately electric power and oil and gas infrastructure services due to generally more favorable market conditions for these reporting units in 2012 as compared to 2011. Additionally, discount rates for the 2012 analysis declined from those of the prior year for the reporting unit providing predominately fiber optic licensing due to generally more favorable market conditions for this reporting unit in 2012 as compared to 2011.

As stated previously, cash flows are derived from budgeted amounts and operating forecasts that have been evaluated by management. In connection with the 2013 assessment, projected annual growth rates by reporting unit varied widely with ranges from 0% to 38% for reporting units in the electric power and the oil and gas infrastructure divisions and 0% to 12% for the reporting unit in fiber optic licensing.

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

Based on the first step of the goodwill impairment analysis, we compared the sum of fair values of our reporting units to our market capitalization at December 31, 2013 and determined that the excess of the aggregate fair value of all reporting units to our market capitalization reflected a reasonable control premium. Our market capitalization at December 31, 2013 was approximately $6.83 billion, and our total stockholders’ equity was approximately $4.23 billion. We determined that there was no goodwill impairment at December 31, 2013.

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

Current and Long-term Accounts and Notes Receivable and Allowance for Doubtful Accounts. We provide an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. We consider accounts receivable delinquent after 30 days but do not generally include delinquent accounts in our analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, we also include accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in our analysis of the allowance for doubtful accounts. Material changes in our customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect our ability to collect amounts due from them. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current allowances provided.

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

We record reserves for income taxes related to certain tax positions in those instances where we consider it more likely than not that additional taxes may be due in excess of amounts reflected on income tax returns filed. When recording reserves for expected tax consequences of uncertain positions, we assume that taxing authorities have full knowledge of the position and all relevant facts. We continually review exposure to additional tax obligations, and as further information is known or events occur, changes in tax reserves may be recorded. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified in the provision for income taxes.

The income tax laws and regulations are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our tax positions that could materially affect amounts recognized in our future consolidated balance sheets, statements of operations and comprehensive income.

Outlook

We currently see growth opportunities across all the industries we serve. However, we and our customers continue to operate in a somewhat uncertain business environment, with gradual improvement in the economy yet continuing uncertainty in the marketplace. Our customers are also facing stringent regulatory and environmental requirements as they implement projects to enhance and expand their infrastructure. These economic and regulatory factors have negatively affected our results in the past and may continue to create some uncertainty as to the timing of anticipated customer spending. We believe that our financial and operational strengths will enable us to manage these challenges and uncertainties, and we remain optimistic about our near-term and long-term opportunities.

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

We believe that utilities remain committed to the expansion and strengthening of their transmission infrastructure with planning, engineering and funding for many of their projects in place. The regulatory and environmental permitting processes remain a hurdle for some proposed transmission and renewable energy projects, and these factors continue to create uncertainty as to timing of this spending. The timing and scope of projects can also be affected by other factors such as siting, right-of-way and unfavorable economic and market conditions. We anticipate many of these issues to be overcome and spending on transmission projects to be active over the next few years. We currently have a number of these projects underway, and we expect this segment’s backlog to remain strong throughout 2014.

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

We benefited from increases in distribution spending throughout 2011, 2012 and 2013, despite continued economic and political uncertainties. However, as a result of reduced spending by utilities on their distribution systems during 2009 and 2010, combined with the need to meet reliability requirements, we believe there is an ongoing need for utilities to resume sustained investment in their distribution systems in order to properly maintain their systems. In addition, a number of utilities are implementing system upgrades or “hardening” programs in response to severe weather events that have occurred over the past few years, which is also increasing distribution investment in some regions of the United States. We also anticipate that utilities will continue to integrate “smart grid” technologies into their transmission and distribution systems over time to improve grid management and create efficiencies. Development and installation of smart grid technologies and other energy efficiency initiatives have benefited from stimulus funding under the ARRA, as well as the implementation of grid management initiatives by utilities and the desire by consumers for more efficient energy use.

The economic feasibility of renewable energy projects, and therefore, the attractiveness of investment in the projects, may depend on the availability of tax incentive programs or the ability of the project developer to take advantage of such incentives, and there is no assurance that the government will extend existing tax incentives or create new incentive or funding programs in the future. Although we see additional developments of renewable energy projects, primarily utility-scale solar facilities which could create increased demand for our engineering, procurement and construction services, we believe there is some uncertainty with these projects advancing towards award and construction.

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

Oil and Gas Infrastructure Services Segment

We see growth opportunities in our oil and gas infrastructure operations, primarily in the installation and maintenance of mainline pipe, gathering systems, production systems and related facilities, as well as pipeline integrity and specialty services such as horizontal directional drilling. We believe opportunities for this segment exist as a result of the increase in the ongoing development of unconventional shale formations in North America that produce natural gas, natural gas liquids and/or crude oil, as well as the development of Canadian oil sands and the development of coal seam gas and unconventional shale formations in Australia, which will require the construction of mainline pipe infrastructure to connect production with demand centers and the development of midstream gathering infrastructure within areas of production. We also believe the goals of clean energy and energy independence for North America, as well as more stringent environmental regulations, will make abundant, low-cost natural gas the fuel of choice versus coal for power generation over time, creating the need for continued investment in natural gas infrastructure. We believe our position as a leading provider of mainline pipe and gathering system infrastructure services in North America and Australia will allow us to capitalize on these opportunities.

The oil and gas industry is cyclical and subject to volatility as a result of fluctuations in natural gas, natural gas liquids and oil prices. In the past, sustained periods of low prices for these products have negatively impacted the development of these natural resources and related infrastructure. In addition, environmental scrutiny, stringent regulatory requirements and cumbersome permitting processes have caused delays in some mainline pipe projects during the past several years. These dynamics resulted in below average mainline pipe construction opportunities for us and the industry in 2011 and 2012.

The lack of mainline pipe opportunities in 2011 and 2012 negatively impacted our Oil and Gas Infrastructure Services segment margins, in part as a result of our inability to adequately cover certain fixed costs. Margins for mainline pipe projects are also subject to significant performance risk, which can arise from adverse weather conditions, challenging geography, customer decisions and crew productivity. Our specific opportunities in the mainline pipe business are sometimes difficult to predict because of the seasonality of the bidding and construction cycles within the industry.

A number of large mainline pipe projects are proposed from the Canadian oil sands and U.S. shale developments to refineries and other demand centers. Many of these projects are still developing, though several mainline projects have been awarded to us and various pipeline construction contractors. While there is risk that some of these projects will not occur or could be delayed, we are encouraged by these proposed mainline pipe development plans and the progression of some mainline projects being awarded to contractors, which could create an improved and favorable mainline pipe market in 2014 for us and the industry in North America. We also believe there are significant mainline pipeline opportunities in Australia driven by the production of coal seam gas for LNG export. A number of LNG export facilities are under construction and proposed for development, and pipelines and related infrastructure will be required to serve these facilities. In addition, unconventional shale plays in Australia constitute, according to the U.S. Energy Information Administration, the seventh largest potential natural gas and sixth largest potential oil resources in the world. Development of Australia’s unconventional shale plays are in the early stages and will require construction of significant gathering, mainline and related infrastructure. We believe we will gain more visibility into these evolving dynamics during 2014.

Our customers continue to invest in infrastructure needed to support the development of unconventional shales, particularly liquid rich formations. We continue to increase our presence in areas where unconventional shale formations are located, to continue to position us to successfully pursue projects associated with midstream gathering infrastructure development. Demand for pipeline services to support shale gathering infrastructure continues to be active, and we believe it will remain so into the foreseeable future. We have also expanded our service offerings in this segment through several recent acquisitions, including an acquisition in Australia, which has different market drivers and seasonality as compared to North America. In addition, recent acquisitions of companies that provide pipeline logistics services to the natural gas and oil industry in the United States and specialty services to the offshore oil and gas industry further enhance the segment’s service offerings, customer base and end markets.

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

We believe there are meaningful opportunities for us to penetrate the offshore and inland water energy markets in providing various infrastructure design, installation and maintenance services primarily to the Gulf of Mexico region but also in select international markets. The offshore service opportunities we see are very similar to what we perform onshore in this segment, and several of our existing onshore customers who also have offshore assets have expressed interest in our ability to provide offshore services. Demand for offshore energy infrastructure services is similar to that on land, including the need for engineering, construction and maintenance services for new and existing offshore exploration and production platforms. In addition, the majority of the thousands of miles of marine based pipelines and related production facilities are approaching or are beyond the end of their useful lives. We see this as an opportunity to leverage our onshore pipeline integrity services and technology to the offshore market’s aging infrastructure. Further, new regulations and the more stringent enforcement of existing regulations administered by the Bureau of Safety and Environmental Enforcement should create opportunities for offshore energy infrastructure construction, repair and replacement services.

Overall, we are optimistic about this segment’s operations going forward. We continue to believe that mainline pipe opportunities can provide strong profitability, although these projects and the profits they generate are often subject to more cyclicality than our other service offerings. We have also taken steps to diversify our operations in this segment through other services, such as pipeline integrity, pipeline logistics, and offshore specialty services. We believe these measures, together with the potential for mainline pipe opportunities, will position us for profitable growth in this segment over the long-term.

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

We are also expanding our service offerings to provide lit services. For lit services, we procure and own the electronic equipment necessary to make the fiber optic network operational and provide network management services to customers. The addressable market opportunity for lit services is larger than the dark fiber services market, and we believe providing lit services should enable us to leverage the fiber optic network capacity in our existing and future fiber networks. We have been investing in the necessary people and equipment needed to expand and grow our lit services and believe lit services will provide attractive growth opportunities.

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

We believe that we are one of the largest full-service providers of oil and gas infrastructure services in North America, which positions us to leverage opportunities driven by the development and production of resources from North American unconventional shale developments, the Canadian oil sands and coal seam gas and unconventional shale formations in Australia. Development activity in liquid-rich shale areas in North America is strong, increasing the need for gathering system infrastructure, and we are seeing encouraging indications that the increases in mainline pipe project activity in 2013 could continue in 2014. We also believe that our strategy to pursue midstream gathering system opportunities in liquid-rich unconventional shales in the U.S., as well as the anticipated increase in demand for our pipeline integrity, rehabilitation and replacement services from pipeline integrity initiatives, and other services in adjacent markets that we have gained through recent acquisitions, will create attractive growth potential for us and also further diversify the services provided by our Oil and Gas Infrastructure Services segment.

Our electric distribution and gas distribution services were both significantly affected by the uncertain economic conditions that existed during the recent recession. Demand for our electric distribution services has increased over the past three years as the economy has stabilized and spending on maintenance to improve reliability has returned. We are optimistic that continued implementation of electric distribution reliability programs and the potential for improvement in the housing market will facilitate moderate growth in demand for our electric distribution services. Gas distribution spending has been driven primarily by improving economic conditions and the lower cost of natural gas.

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

Capital expenditures for 2014 are expected to be between $300 million to $325 million, of which approximately $50 million to $60 million of these expenditures are targeted for fiber optic network expansion, with the majority of the remaining expenditures for operating equipment. We expect 2014 capital expenditures to be funded substantially through internal cash flows, cash on hand and borrowings under our credit facility.

We continue to evaluate potential strategic acquisitions and similar investments to broaden our customer base, expand our geographic area of operation, grow our portfolio of services and increase opportunities across our operations. We believe that additional attractive acquisition candidates exist primarily as a result of the highly fragmented nature of the industry, the inability of many companies to expand and modernize due to capital constraints, and the desire of owners for liquidity. We also believe that our financial strength and experienced management team are attractive to acquisition candidates.

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

We believe that we are well-positioned to capitalize upon opportunities and trends in the industries we serve because of our proven full-service operations with broad geographic reach, financial strength and technical expertise. Additionally, we believe that these industry opportunities and trends will increase the demand for our services over the long-term, although the actual timing, magnitude and impact of these opportunities and trends on our operating results and financial position is difficult to predict.

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

Credit Risk. We are subject to concentrations of credit risk related to our cash and cash equivalents and our accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high-quality investments, which primarily include interest-bearing demand deposits and money market mutual funds with original maturities of three months or less. Although we do not currently believe the principal amounts of these investments are subject to any material risk of loss, changes in economic conditions could impact the interest income we receive from these investments. In addition, as we grant credit under normal payment terms, generally without collateral, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened as a result of the depressed economic and financial market conditions that have existed in recent years. However, we believe the concentration of credit risk related to trade accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts is limited because of the diversity of our customers. We perform ongoing credit risk assessments of our customers and financial institutions and in some cases we obtain collateral or other security from our customers.

Interest Rate and Market Risk. Currently, we do not have any significant assets or obligations with exposure to significant interest rate and market risk. Although we had credit facility borrowings outstanding at various times in 2013 and 2012 which exposed us to interest rate risk, there were no credit facility borrowings outstanding at December 31, 2013.

Currency Risk. We conduct operations primarily in the U.S., Canada and Australia. Future earnings are subject to change due to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than our functional currencies. To minimize the need for foreign currency forward contracts to hedge this exposure, our objective is to manage foreign currency exposure by maintaining a minimal consolidated net asset or net liability position in a currency other than the functional currency.

We may enter into foreign currency derivative contracts to manage some of our foreign currency exposures. These exposures may include revenues generated in foreign jurisdictions and anticipated purchase transactions, including foreign currency capital expenditures and lease commitments. There were no open foreign currency derivative contracts at December 31, 2013.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

The effectiveness of Quanta Services, Inc.’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 excluded the six acquisitions we completed in 2013. Such exclusion was in accordance with SEC guidance that an assessment of recently acquired businesses may be omitted in management’s report on internal control over financial reporting, provided the acquisition took place within twelve months of management’s evaluation. These acquisitions comprised approximately 10.1% of our consolidated assets at December 31, 2013 and 3.9% of our consolidated revenues for the year ended December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Quanta Services, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and equity, present fairly, in all material respects, the financial position of Quanta Services, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded its 2013 acquisitions from its assessment of internal control over financial reporting as of December 31, 2013 because these acquisitions were made by the Company through purchase business combinations during 2013. We have also excluded the Company’s 2013 acquisitions from our audit of internal control over financial reporting. The 2013 acquisitions of the Company and its related subsidiaries are wholly owned subsidiaries of the Company and have total assets and revenues which represent approximately 10.1% and 3.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 3, 2014

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except share information)
ASSETS
Current Assets:
Cash and cash equivalents	$488,777	$394,701
Accounts receivable, net of allowances of $5,215 and $5,447	1,439,115	1,328,081
Costs and estimated earnings in excess of billings on uncompleted contracts	213,478	342,777
Inventories	31,877	38,261
Prepaid expenses and other current assets	140,071	97,907

Total current assets	2,313,318	2,201,727
Property and equipment, net of accumulated depreciation of $631,939 and $555,030	1,205,608	1,045,983
Other assets, net	285,725	171,566
Other intangible assets, net of accumulated amortization of $223,355 and $198,082	207,877	183,836
Goodwill	1,780,717	1,537,645

Total assets	$5,793,245	$5,140,757

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and notes payable	$2,234	$9
Accounts payable and accrued expenses	802,180	707,285
Billings in excess of costs and estimated earnings on uncompleted contracts	239,106	173,885

Total current liabilities	1,043,520	881,179
Deferred income taxes	244,256	225,050
Insurance and other non-current liabilities	264,150	262,612

Total liabilities	1,551,926	1,368,841
Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 224,968,797 and 220,917,050 shares issued, and 212,942,767 and 209,270,586 shares outstanding	2	2
Exchangeable Shares, no par value, 3,500,000 and 3,909,110 shares issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	3,416,585	3,287,086
Retained earnings	1,070,077	668,156
Accumulated other comprehensive income (loss)	(37,236)	14,453
Treasury stock, 12,026,030 and 11,646,464 common shares, at cost	(215,240)	(203,149)

Total stockholders’ equity	4,234,188	3,766,548
Noncontrolling interests	7,131	5,368

Total equity	4,241,319	3,771,916

Total liabilities and equity	$5,793,245	$5,140,757

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share information)
Revenues	$6,522,842	$5,920,269	$4,193,764
Cost of services (including depreciation)	5,467,389	4,982,562	3,632,048

Gross profit	1,055,453	937,707	561,716
Selling, general and administrative expenses	501,010	434,894	337,835
Amortization of intangible assets	27,515	37,691	29,039

Operating income	526,928	465,122	194,842
Interest expense	(2,668)	(3,746)	(1,803)
Interest income	3,380	1,471	1,066
Equity in earnings of unconsolidated affiliates, including gain on sale of investment	112,744	2,084	—
Other income (expense), net	(1,135)	(351)	(597)

Income from continuing operations before income taxes	639,249	464,580	193,508
Provision for income taxes	217,940	158,859	63,096

Net income from continuing operations	421,309	305,721	130,412
Income from discontinued operations, net of taxes	—	16,935	14,004

Net income	421,309	322,656	144,416
Less: Net income attributable to noncontrolling interests	19,388	16,027	11,901

Net income attributable to common stock	$401,921	$306,629	$132,515

Amounts attributable to common stock:
Net income from continuing operations	$401,921	$289,694	$118,511
Net income from discontinued operations	—	16,935	14,004

Net income attributable to common stock	$401,921	$306,629	$132,515

Earnings per share attributable to common stock — basic and diluted:
Continuing operations	$1.87	$1.36	$0.56
Discontinued operations	—	0.08	0.06

Net income attributable to common stock	$1.87	$1.44	$0.62

Shares used in computing earnings per share:
Weighted average basic shares outstanding	214,929	212,777	212,648

Weighted average diluted shares outstanding	214,978	212,835	213,168

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$421,309	$322,656	$144,416
Other comprehensive income (loss), net of tax provision:
Foreign currency translation adjustment, net of tax of $0, $0 and $0	(54,553)	13,949	(12,235)
Other, net of tax of $(934), $69 and $392	2,864	(206)	(1,177)

Other comprehensive income (loss)	(51,689)	13,743	(13,412)

Comprehensive income	369,620	336,399	131,004
Less: Comprehensive income attributable to noncontrolling interests	19,388	16,027	11,901

Total comprehensive income attributable to Quanta stockholders	$350,232	$320,372	$119,103

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net income	$421,309	$322,656	$144,416
Income from discontinued operations	—	(16,935)	(14,004)
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	134,110	120,303	109,874
Amortization of intangible assets	27,515	37,691	29,039
Equity in earnings of unconsolidated affiliates, including gain on sale of investment	(112,744)	(2,084)	—
Amortization of debt issuance costs	1,081	904	901
Amortization of deferred revenues	(9,025)	(10,149)	(11,415)
(Gain) loss on sale of property and equipment	(2,448)	(970)	897
Foreign currency loss	2,179	691	1,196
Provision for doubtful accounts	3,236	3,693	1,163
Deferred income tax provision (benefit)	(16,470)	22,533	556
Non-cash stock-based compensation	35,876	25,990	19,480
Tax impact of stock-based equity awards	(3,723)	(297)	(1,365)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(74,249)	(341,825)	(270,248)
Costs and estimated earnings in excess of billings on uncompleted contracts	(47,281)	(150,486)	(64,478)
Inventories	5,986	26,435	(13,581)
Prepaid expenses and other current assets	(7,505)	(12,599)	10,490
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	36,015	123,143	201,890
Billings in excess of costs and estimated earnings on uncompleted contracts	48,849	26,624	63,066
Other, net	3,881	(8,479)	(3,799)

Net cash provided by operating activities of continuing operations	446,592	166,839	204,078

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	14,794	12,362	9,142
Additions of property and equipment	(263,558)	(209,445)	(162,285)
Cash paid for acquisitions, net of cash acquired	(283,837)	(68,727)	(79,660)
Investments in and return on equity from unconsolidated affiliates	186,185	(53,750)	(35,000)
Cash received from (paid for) other investments	(10,032)	—	(4,000)
Cash withdrawn from restricted cash	36,482	—	—
Cash paid for other intangibles	—	(1,541)	(455)

Net cash used in investing activities of continuing operations	(319,966)	(321,101)	(272,258)

Cash Flows from Financing Activities:
Borrowings under credit facility	341,730	1,052,700	—
Payments under credit facility	(341,730)	(1,052,700)	—
Proceeds from other long-term debt	23	—	4,343
Payments on other long-term debt	(556)	(56)	(5,680)
Debt issuance and amendment costs	(3,244)	—	(4,127)
Distributions to noncontrolling interests	(17,625)	(17,970)	(5,954)
Tax impact of stock-based equity awards	3,723	297	1,365
Exercise of stock options	1,028	2,385	867
Repurchase of common stock	—	—	(149,547)

Net cash used in financing activities of continuing operations	(16,651)	(15,344)	(158,733)

Discontinued operations:
Net cash provided by (used in) operating activities	—	(60,622)	13,952
Net cash provided by (used in) investing activities	—	307,522	(8,959)

Net cash provided by discontinued operations	—	246,900	4,993

Effect of foreign exchange rate changes on cash and cash equivalents	(15,899)	2,058	(1,952)
Net increase (decrease) in cash and cash equivalents	94,076	79,352	(223,872)
Cash and cash equivalents, beginning of year	394,701	315,349	539,221

Cash and cash equivalents, end of year	$488,777	$394,701	$315,349

Supplemental disclosure of cash flow information:
Cash (paid) received during the year for —
Interest paid	$(1,586)	$(2,734)	$(701)
Income taxes paid	(253,175)	(155,494)	(13,306)
Income tax refunds	1,826	4,106	6,502

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Exchangeable Shares		Limited Vote Common Stock		Series F Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share information)
Balance, December 31, 2010	211,138,091	$2	3,909,110	$—	432,485	$—	1	$—	$3,162,779	$229,012	$14,122	$(40,360)	$3,365,555	$1,364	$3,366,919
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(13,412)	—	(13,412)	—	(13,412)
Acquisitions	1,939,813	—	—	—	—	—	—	—	32,368	—	—	—	32,368	—	32,368
Exchange of Limited Vote Common Stock for common stock	454,107	—	—	—	(432,485)	—	—	—	—	—	—	—	—	—	—
Restricted stock activity	729,688	—	—	—	—	—	—	—	21,618	—	—	(6,586)	15,032	—	15,032
Stock options exercised	74,635	—	—	—	—	—	—	—	867	—	—	—	867	—	867
Income tax expense from long-term incentive plans	—	—	—	—	—	—	—	—	(1,426)	—	—	—	(1,426)	—	(1,426)
Common stock repurchases	(8,133,329)	—	—	—	—	—	—	—	—	—	—	(149,547)	(149,547)	—	(149,547)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,954)	(5,954)
Net income	—	—	—	—	—	—	—	—	—	132,515	—	—	132,515	11,901	144,416

Balance, December 31, 2011	206,203,005	2	3,909,110	—	—	—	1	—	3,216,206	361,527	710	(196,493)	3,381,952	7,311	3,389,263
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	13,743	—	13,743	—	13,743
Acquisitions	1,927,113	—	—	—	—	—	—	—	37,291	—	—	—	37,291	—	37,291
Restricted stock activity	915,816	—	—	—	—	—	—	—	31,501	—	—	(6,656)	24,845	—	24,845
Stock options exercised	224,652	—	—	—	—	—	—	—	2,385	—	—	—	2,385	—	2,385
Income tax expense from long-term incentive plans	—	—	—	—	—	—	—	—	(297)	—	—	—	(297)	—	(297)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,970)	(17,970)
Net income	—	—	—	—	—	—	—	—	—	306,629	—	—	306,629	16,027	322,656

Balance, December 31, 2012	209,270,586	2	3,909,110	—	—	—	1	—	3,287,086	668,156	14,453	(203,149)	3,766,548	5,368	3,771,916
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(51,689)	—	(51,689)	—	(51,689)
Acquisitions	3,547,482	—	—	—	—	—	—	—	88,896	—	—	—	88,896	—	88,896
Restricted stock activity	(358,753)	—	—	—	—	—	—	—	35,876	—	—	(12,091)	23,785	—	23,785
Stock options exercised	74,342	—	—	—	—	—	—	—	1,028	—	—	—	1,028	—	1,028
Exchange of exchangeable shares	409,110	—	(409,110)	—	—	—	—	—	—	—	—	—	—	—	—
Income tax benefit from long-term incentive plans	—	—	—	—	—	—	—	—	3,699	—	—	—	3,699	—	3,699
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,625)	(17,625)
Net income	—	—	—	—	—	—	—	—	—	401,921	—	—	401,921	19,388	421,309

Balance, December 31, 2013	212,942,767	$2	3,500,000	$—	—	$—	1	$—	$3,416,585	$1,070,077	$(37,236)	$(215,240)	$4,234,188	$7,131	$4,241,319

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

Quanta Services, Inc. (Quanta) is a leading provider of specialty contracting services, offering infrastructure solutions primarily to the electric power and oil and gas industries in North America and in select international markets. Effective December 31, 2013, Quanta’s Natural Gas and Pipeline Infrastructure Services segment was renamed the Oil and Gas Infrastructure Services segment to better align with this segment’s service offerings and end-customer markets. No changes have been made to this segment’s financial results. Quanta reports its results under three reportable segments: (1) Electric Power Infrastructure Services, (2) Oil and Gas Infrastructure Services and (3) Fiber Optic Licensing and Other.

Electric Power Infrastructure Services Segment

The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including the repair of infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and Quanta’s proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains renewable energy generation facilities, consisting of solar, wind and certain types of natural gas generation facilities, and related switchyards and transmission infrastructure to transport power to demand centers. To a lesser extent, this segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of cable and control systems for light rail lines.

Oil and Gas Infrastructure Services Segment

The Oil and Gas Infrastructure Services segment provides comprehensive network solutions to customers involved in the development and transportation of natural gas, oil and other pipeline products. Services performed by the Oil and Gas Infrastructure Services segment generally include the design, installation, repair and maintenance of pipeline transmission and distribution systems, gathering systems, production systems and compressor and pump stations, as well as related trenching, directional boring and automatic welding services. In addition, this segment’s services include pipeline protection, integrity testing, rehabilitation and replacement, fabrication of pipeline support systems and related structures and facilities, and infrastructure services for the offshore and inland water energy markets. To a lesser extent, this segment designs, installs and maintains airport fueling systems as well as water and sewer infrastructure.

Fiber Optic Licensing and Other Segment

The Fiber Optic Licensing and Other segment designs, procures, constructs, maintains and owns fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under these agreements, customers are provided the right to use a portion of the capacity of a fiber optic network, with the network owned and maintained by Quanta. Additionally, the Fiber Optic Licensing and Other segment is expanding into lit services, with Quanta providing network management services to customers as well as owning the electronic equipment necessary to make the fiber optic network operational. This segment services customers in multiple institutional sectors, including communications carriers as well as education, financial services, healthcare and other business enterprises with high bandwidth telecommunication needs. The telecommunication services provided through this segment are

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to regulation by the Federal Communications Commission and certain state public utility commissions. The Fiber Optic Licensing and Other segment also provides various telecommunication infrastructure services on a limited basis primarily to Quanta’s customers in the electric power industry.

Acquisitions

During 2013, Quanta acquired six businesses, which included electric power infrastructure services companies and oil and gas infrastructure services companies based in the U.S., Canada and Australia. During the first and second quarters of 2012, Quanta acquired four businesses, which included one electric power infrastructure services company based in Canada, two electric power infrastructure services companies based in the United States and one oil and gas infrastructure services company based in the United States. During the third and fourth quarters of 2011, Quanta acquired five businesses, which included three electric power infrastructure services companies based in Canada, one electric power infrastructure services company based in the United States and one oil and gas infrastructure services company based in Australia.

Dispositions

On December 3, 2012, Quanta sold substantially all of its domestic telecommunications infrastructure services operations and related subsidiaries for net proceeds of approximately $265.0 million. Accordingly, Quanta has presented the results of operations, financial position and cash flows of such telecommunications subsidiaries as discontinued operations for all applicable periods presented in the accompanying consolidated financial statements. See Note 4 for more information.

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

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $488.8 million and $394.7 million as of December 31, 2013 and 2012. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which are carried at fair value. At December 31, 2013 and 2012, cash equivalents were $247.8 million and $92.5 million, which consisted primarily of money market mutual funds and are discussed further in “Fair Value Measurements” below. As of December 31, 2013 and 2012, cash and cash equivalents held in domestic bank accounts were approximately $236.7 million and $254.1 million and cash and cash equivalents held in foreign bank accounts were approximately $252.1 million and $140.6 million.

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect Quanta’s ability to collect amounts due from them. As of December 31, 2013 and 2012, Quanta had total allowances for doubtful accounts of approximately $5.2 million and $5.4 million, all of which were included as a reduction of net current accounts receivable. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of December 31, 2013 and 2012 were approximately $194.5 million and $180.6 million and are included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months are included in other assets, net, and as of December 31, 2013 and 2012 were $50.8 million and $22.5 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 2013 and 2012, the balances of unbilled receivables included in accounts receivable were approximately $179.2 million and $127.5 million.

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

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense related to property and equipment was approximately $134.1 million, $120.3 million and $109.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Quanta capitalizes costs associated with internally developed or constructed assets primarily associated with fiber optic licensing networks. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use assets, as well as payroll and payroll-related expenses for employees who are directly associated with and devote time to placing the assets into service. Capitalization of such costs is recorded to construction work-in-process beginning when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose, at which point in time the asset is placed into service. As of December 31, 2013 and 2012, approximately $32.4 million and $19.0 million related to fiber optic licensing networks were recorded in construction work-in-process. These capitalized costs are depreciated on a straight-line basis over the economic useful life of the asset, beginning when the asset is ready for its intended use. Capitalized costs are included in property and equipment on the consolidated balance sheets. Accrued capital expenditures were $0.6 million and $7.2 million as of December 31, 2013 and 2012, and the impact of these items has been excluded from Quanta’s capital expenditures on its consolidated statements of cash flows due to their non-cash nature.

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

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. Although no such events occurred during the years ended December 31, 2013, 2012 and 2011, if an evaluation is required, management would assess whether the carrying value of the asset group is recoverable by comparing the sum of the undiscounted cash flows to the carrying value of the asset group. If the asset is not recoverable, management compares the estimated fair value of the asset to the asset’s carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value in the period incurred.

Other Assets, Net

Other assets, net consists primarily of long term receivables, debt issuance costs, non-current inventory, equity investments and other investments, refundable security deposits for leased properties and insurance claims in excess of deductibles that are due from Quanta’s insurers. Included in the long-term receivables balance at December 31, 2013 is $165 million related to the Sunrise Powerlink project that was reclassified to a long-term receivable in the

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

third quarter of 2013 due to the expected timetable for resolution of the related arbitration. As of December 31, 2013, no interest has been accrued related to this long-term receivable since the arbitration process is still ongoing. For additional information, see Litigation and Claims — Sunrise Powerlink Arbitration in Note 15.

Debt Issuance Costs

Capitalized debt issuance costs related to Quanta’s credit facility and any other debt outstanding at a given balance sheet date are included in other assets, net and are amortized into interest expense on a straight-line basis over the terms of the respective agreements giving rise to the debt issuance costs, which Quanta believes approximates the effective interest rate method. During 2013 and 2011, Quanta incurred $3.2 million and $4.1 million of debt issuance costs related to the amendment and restatement of its credit facility and recorded $0.2 million and $0.3 million of charges to interest expense for the write-off of a portion of the debt issuance costs related to the prior facilities. As of December 31, 2013 and 2012, capitalized debt issuance costs were $7.6 million and $4.4 million, with accumulated amortization of $2.4 million and $1.3 million. For the years ended December 31, 2013, 2012 and 2011, amortization expense related to capitalized debt issuance costs was $1.1 million, $0.9 million and $0.9 million, respectively.

Goodwill and Other Intangibles

Quanta has recorded goodwill in connection with its historical acquisitions of companies. Upon acquisition, these companies have been either combined into one of Quanta’s existing operating units or managed on a stand-alone basis as an individual operating unit. Goodwill recorded in connection with these acquisitions is subject to an annual assessment for impairment, which Quanta performs at the operating unit level for each operating unit that carries a balance of goodwill. Each of Quanta’s operating units is organized into one of three internal divisions: the Electric Power Division, the Oil and Gas Infrastructure Division or the Fiber Optic Licensing Division. As most of the companies acquired by Quanta provide multiple types of services for multiple types of customers, these divisional designations are based on the predominant type of work performed by each operating unit at the point in time the divisional designation is made. Goodwill is required to be measured for impairment at the operating segment level or one level below the operating segment level for which discrete financial information is available, and Quanta has determined that its individual operating units represent its reporting units for the purpose of assessing goodwill impairments.

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

Under the discounted cash flow method, Quanta determines fair value based on the estimated future cash flows of each reporting unit, discounted to present value using risk-adjusted industry discount rates, which reflect the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Cash flow projections are derived from budgeted amounts and operating forecasts (typically a one-year model) plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur, along with a terminal value derived from the reporting unit’s earnings before interest, taxes, depreciation and amortization (EBITDA). The EBITDA multiples for each reporting unit are based on trailing twelve-month comparable industry data.

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

The projected cash flows and estimated levels of EBITDA by reporting unit were used to determine fair value under the three approaches discussed herein. The following table presents the significant estimates used by management in determining the fair values of Quanta’s reporting units at December 31, 2013, 2012 and 2011:

	Operating Units Providing Predominantly Electric Power and Oil and Gas Infrastructure Services			Operating Unit Providing Fiber Optic Licensing
	2013	2012	2011	2013	2012	2011
Years of cash flows before terminal value	5	5	5	15	15	15
Discount rates	12% to 14%	12% to 13%	13%	12%	12%	14%
EBITDA multiples	5.0 to 8.0	4.5 to 8.0	4.5 to 8.0	9.5	9.5	9.5
Weighting of three approaches:
Discounted cash flows	70%	70%	70%	90%	90%	90%
Market multiple	15%	15%	15%	5%	5%	5%
Market capitalization	15%	15%	15%	5%	5%	5%

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

During the fourth quarter of 2013, a two-step fair-value based goodwill impairment analysis was performed for each of Quanta’s reporting units, and no reporting units were evaluated solely on a qualitative basis. The analysis indicated that the implied fair value of each of Quanta’s reporting units, other than recently acquired reporting units, was substantially in excess of its carrying value. Following the analysis, management concluded that no impairment was indicated at any reporting unit. As discussed generally above, when evaluating the 2013 step one impairment test results, management considered many factors in determining whether or not an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment in which Quanta’s reporting units were operating. Additionally, management considered the sensitivity of its fair value estimates to changes in certain valuation assumptions and, after giving consideration to at least a 10% decrease in the fair value of each of Quanta’s reporting units, the results of the assessment at December 31, 2013 did not change. However, circumstances such as market declines, unfavorable economic conditions, the loss of a major customer or other factors could impact the valuation of goodwill in future periods.

The goodwill analysis performed for each reporting unit was based on estimates and industry comparables obtained from the electric power, oil and gas and fiber optic licensing industries, and no impairment was indicated. The 15-year discounted cash flow model used for fiber optic licensing is based on the long-term nature of the underlying fiber optic network licensing agreements.

Quanta assigned a higher weighting to the discounted cash flow approach in all periods to reflect increased expectations of market value being determined from a “held and used” model. Discount rates for the 2012 analysis declined from those of the prior year for the reporting units providing predominately electric power and oil and gas infrastructure services due to generally more favorable market conditions for these reporting units in 2012 as compared to 2011. Additionally, discount rates for the 2012 analysis declined from those of the prior year for the reporting unit providing predominately fiber optic licensing due to generally more favorable market conditions for this reporting unit in 2012 as compared to 2011.

As stated previously, cash flows are derived from budgeted amounts and operating forecasts that have been evaluated by management. In connection with the 2013 assessment, projected annual growth rates by reporting unit varied widely with ranges from 0% to 38% for reporting units in the electric power and the oil and gas divisions and 0% to 12% for the reporting unit in fiber optic licensing.

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

On December 6, 2013, Quanta sold all of its equity ownership interest in Howard Midstream Energy Partners, LLC (HEP) for proceeds of approximately $220.9 million, which resulted in a pre-tax gain of approximately $112.7 million. HEP is engaged in the business of owning, operating and constructing midstream plant and pipeline assets in the oil and gas industry. Quanta held an equity ownership interest of approximately 31% in HEP. Quanta accounted for this investment using the equity method of accounting, and the carrying value of Quanta’s investment in HEP was approximately $90.5 million at December 31, 2012.

Revenue Recognition

Infrastructure Services — Through its Electric Power Infrastructure Services and Oil and Gas Infrastructure Services segments, Quanta designs, installs and maintains networks for customers in the electric power and oil and gas industries. These services may be provided pursuant to master service agreements, repair and

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintenance contracts and fixed price and non-fixed price installation contracts. Pricing under these contracts may be competitive unit price, cost-plus/hourly (or time and materials basis) or fixed price (or lump sum basis), and the final terms and prices of these contracts are frequently negotiated with the customer. Under unit-based contracts, the utilization of an output-based measurement is appropriate for revenue recognition. Under these contracts, Quanta recognizes revenue as units are completed based on pricing established between Quanta and the customer for each unit of delivery, which best reflects the pattern in which the obligation to the customer is fulfilled. Under cost-plus/hourly and time and materials type contracts, Quanta recognizes revenue on an input basis, as labor hours are incurred and services are performed.

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate Quanta for services rendered, which may be measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the material associated with Quanta’s work is owner-furnished and is therefore not included in contract revenues and costs. The cost estimation process is based on professional knowledge and experience of Quanta’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore Quanta’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. These factors are routinely evaluated on a project by project basis throughout the project term, and the impact of corresponding revisions in management’s estimates of contract value, contract cost and contract profit are recorded as necessary in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. Quanta’s operating results for the year ended December 31, 2013 were impacted by less than 5% as a result of changes in contract estimates related to projects that were in progress at December 31, 2012.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of December 31, 2013 and 2012, Quanta had approximately $241.8 million and $205.0 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business. The December 31, 2013 and 2012 balances of recognized change orders and claims included a change order from the Sunrise Powerlink project, an electric power infrastructure services project, primarily as a result of multiple customer-directed changes to the construction schedule which required PAR Electrical Contractors, Inc. (PAR), a wholly owned subsidiary of Quanta, to significantly increase its resources to the project in order to meet the customer-required completion date. Revenues associated with this change order of approximately $165 million were accrued and recognized as a component of costs and estimated earnings in excess of billings on

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

uncompleted contracts. Following completion of the project, PAR and San Diego Gas & Electric Company (SDG&E) had ongoing meetings to review project scope, costs and performance criteria in order to reach resolution on the additional work performed and pricing of the change order under the contract, which resulted in PAR and SDG&E being in agreement as to PAR’s direct costs incurred in completing the project. Although the parties agreed upon PAR’s direct costs, the parties have been unsuccessful in agreeing on the final amount owed to PAR. As a result, PAR initiated arbitration proceedings in the fourth quarter of 2013 pursuant to a contractually agreed upon dispute resolution process. See Litigation and Claims — Sunrise Powerlink Arbitration in Note 15 for additional information. Quanta has reclassified the recognized balance related to this contract from costs and estimated earnings in excess of billings on uncompleted contracts into other assets, net as this process is not expected to conclude within the next twelve months. As of December 31, 2013, no interest has been accrued related to this long-term receivable since the arbitration process is still ongoing. The aggregate contract price adjustments discussed above represent management’s best estimate of additional contract revenues which have been earned and which management believes are probable of collection. The amounts ultimately realized by Quanta upon final acceptance by its customers could be higher or lower than such estimated amounts. Although Quanta believes that it is entitled to the amount PAR is seeking in the matter related to the Sunrise Powerlink project, due to the nature of those proceedings, an adverse result in that matter could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.

Fiber Optic Licensing — The fiber optic licensing business constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of December 31, 2013 and 2012, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $48.8 million and $46.4 million and were recognized as deferred revenue, with $40.2 million and $37.7 million considered to be long-term and included in other non-current liabilities. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at December 31, 2013 were as follows (in thousands):

Minimum Future Licensing Revenues
Year Ending December 31 —
2014	$82,043
2015	54,631
2016	45,193
2017	36,220
2018	26,364
Thereafter	128,018

Fixed non-cancelable minimum licensing revenues	$372,469

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

As of December 31, 2013, the total amount of unrecognized tax benefits relating to uncertain tax positions was $48.8 million, a decrease from December 31, 2012 of $2.4 million. This decrease in unrecognized tax benefits results from an $11.5 million decrease primarily due to the expiration of certain statute of limitations periods in the 2009 tax year, partially offset by a $9.1 million increase due to the tax positions expected to be taken for 2013. Certain subsidiaries are under examination by various state and Canadian tax authorities for multiple periods. Quanta believes that it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease up to $6.7 million as a result of settlements of these audits or as a result of the expiration of certain statute of limitations periods.

The income tax laws and regulations are voluminous and are often ambiguous. As such, Quanta is required to make many subjective assumptions and judgments regarding its tax positions that could materially affect amounts recognized in its future consolidated balance sheets and statements of operations and comprehensive income.

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

Collective Bargaining Agreements

Some of Quanta’s operating units are parties to various collective bargaining agreements with unions that represent certain of their employees. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to those in the expiring agreements. The agreements require the operating units to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. Quanta’s multi-employer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on its union employee payrolls, which cannot be determined for future periods because the location and number of union employees that Quanta employs at any given time and the plans in which they may participate vary depending on the projects Quanta has ongoing at any time and the need for union resources in connection with those projects.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

Quanta recognizes compensation expense for restricted stock and restricted stock units (RSUs) to be settled in common stock based on the fair value of the awards granted, net of estimated forfeitures, at the date of grant. The fair value of restricted stock awards and RSUs to be settled in common stock is determined based on the number of shares or RSUs granted and the closing price of Quanta’s common stock on the date of grant. An estimate of future forfeitures is required in determining the period expense. Quanta uses historical data to estimate the forfeiture rate; however, these estimates are subject to change and may impact the value that will ultimately be realized as compensation expense. The resulting compensation expense from discretionary awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, while compensation expense from performance-based awards is recognized using the graded vesting method over the requisite service period. Restricted stock awards and RSUs to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting. During the restriction period, holders of restricted stock are entitled to vote and receive dividends on such shares. The cash flows resulting from the tax deductions in excess of the compensation expense recognized for restricted stock, RSUs to be settled in common stock and stock options (excess tax benefit) are classified as financing cash flows.

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

Functional Currency and Translation of Financial Statements

The U.S. dollar is the functional currency for the majority of Quanta’s operations, which are primarily located within the United States. The functional currency for Quanta’s foreign operations, which are primarily located in Canada and Australia, is typically the currency of the country in which the foreign operating unit is located. Generally, the currency in which the operating unit transacts a majority of its activities, including billings, financing, payroll and other expenditures, would be considered the functional currency. Under the relevant accounting guidance, the treatment of foreign currency translation gains or losses is dependent upon management’s determination of the functional currency of each operating unit, which involves consideration of all relevant economic facts and circumstances affecting the operating unit. In preparing the consolidated financial statements, Quanta translates the financial statements of its foreign operating units from their functional currency into U.S. dollars. Statements of operations, comprehensive income (loss) and cash flows are translated at average monthly rates, while balance sheets are translated at the month-end exchange rates. The translation of the balance sheets at the month-end exchange rates results in translation gains or losses. If transactions are denominated in the operating units’ functional currency, the translation gains and losses are included as a separate component of equity under the caption “Accumulated other comprehensive income (loss).” If transactions are not denominated in the operating units’ functional currency, the translation gains and losses are included within the statement of operations.

Derivatives

From time to time, Quanta enters into forward currency contracts that qualify as derivatives in order to hedge the risks associated with fluctuations in foreign currency exchange rates related to certain forecasted

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income

Components of comprehensive income include all changes in equity during a period except those resulting from changes in Quanta’s capital related accounts. Quanta records other comprehensive income (loss), net of tax, for foreign currency translation adjustments related to its foreign operations and for other revenues, expenses, gains and losses that are included in comprehensive income but excluded from net income.

Litigation Costs and Reserves

Quanta records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Costs incurred for litigation are expensed as incurred. Further details are presented in Note 15.

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents were categorized as Level 1 assets at December 31, 2013 and 2012, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Quanta uses fair value measurements on a routine basis in its assessment of assets classified as goodwill, other intangible assets and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended December 31, 2013, the carrying amounts of such assets, including goodwill, were compared to their fair values. The inputs used for fair value measurements for goodwill, other intangible assets and long-lived assets held and used are the lowest level (Level 3) inputs, and Quanta uses the assistance of third party specialists to develop valuation assumptions.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Standards Not Yet Adopted

In July 2013, the FASB issued an update that provides guidance on the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists as of the reporting date. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements and is planning to adopt this guidance effective January 1, 2014.

4.	DISCONTINUED OPERATIONS:

On December 3, 2012, Quanta sold substantially all of its domestic telecommunications infrastructure services operations and related subsidiaries for net proceeds of approximately $265.0 million. Quanta recognized a pre-tax gain of approximately $18.0 million and a corresponding tax expense of approximately $32.2 million, which resulted in a loss on the sale, net of tax, of $14.2 million in the fourth quarter of 2012. Quanta has presented the results of operations, financial position and cash flows of such telecommunications subsidiaries as discontinued operations for all applicable periods presented in the accompanying consolidated financial statements. The results of operations of these telecommunications subsidiaries were previously included primarily in the Telecommunications Infrastructure Services segment.

Summarized financial information for discontinued operations is shown below (in thousands):

	2012	2011
Revenues	$493,233	$430,065

Income from discontinued operations before taxes	46,576	22,862
Gain on disposal of discontinued operations before taxes	17,962	—
Provision for income taxes	(47,603)	(8,858)

Income from discontinued operations, net of taxes	$16,935	$14,004

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

5.	ACQUISITIONS:

2013 Acquisitions

During 2013, Quanta acquired six businesses, which included electric power infrastructure services companies and oil and gas infrastructure services companies based in the U.S., Canada and Australia. The aggregate consideration paid for these acquisitions consisted of approximately $341.1 million in cash and 3,547,482 shares of Quanta common stock valued, as of the respective dates of issuance, at approximately $88.9 million. The results for each company have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. These acquisitions have enabled Quanta to further enhance its electric power infrastructure service and oil and gas infrastructure service offerings in the United States and select international markets.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2012 Acquisitions

In the first and second quarters of 2012, Quanta acquired four businesses, which included one electric power infrastructure services company based in Canada, two electric power infrastructure services companies based in the United States and one oil and gas infrastructure services company based in the United States. These businesses have been reflected in Quanta’s consolidated financial statements as of their respective acquisition dates. The aggregate consideration for these acquisitions consisted of approximately $57.5 million in cash, 1,927,113 shares of Quanta common stock valued at approximately $37.3 million, as of the respective dates of acquisition, and the repayment of $11.0 million in debt. These acquisitions have enabled Quanta to expand its capabilities and scope of services internationally and in the United States. The financial results of these businesses are generally included in the corresponding segment.

2011 Acquisitions

In the third and fourth quarters of 2011, Quanta acquired five businesses, which included three electric power infrastructure services companies based in Canada, one electric power infrastructure services company based in the United States and one oil and gas infrastructure services company based in Australia. These businesses have been reflected in Quanta’s consolidated financial statements as of their respective acquisition dates. The aggregate consideration for these acquisitions consisted of approximately $80.8 million in cash, 1,939,813 shares of Quanta common stock valued at approximately $32.4 million, as of the respective dates of acquisition, and the repayment of $3.4 million in debt. These acquisitions have enabled Quanta to further expand its capabilities and scope of services internationally and in the United States. The financial results of these businesses are generally included in the corresponding segment.

The following table summarizes the aggregate consideration paid for the 2013 and 2012 acquisitions and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates. This allocation requires the significant use of estimates and is based on information that was available to management at the time these consolidated financial statements were prepared (in thousands).

	2013	2012
	All Acquisitions	All Acquisitions
Consideration:
Value of Quanta common stock issued	$88,895	$37,291
Cash paid	341,064	68,507

Fair value of total consideration transferred	$429,959	$105,798

Current assets	$193,895	$20,516
Property and equipment	60,988	18,821
Other assets	1,009	123
Identifiable intangible assets	55,124	17,931
Current liabilities	(127,430)	(10,008)
Deferred tax liabilities, net	(4,083)	(6,173)
Other long-term liabilities	(5,350)	(191)

Total identifiable net assets	174,153	41,019
Goodwill	255,806	64,779

	$429,959	$105,798

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of current assets acquired in 2013 included accounts receivable with a fair value of $83.9 million. The fair value of current assets acquired in 2012 included accounts receivable with a fair value of $15.3 million.

Goodwill represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed. The 2013, 2012 and 2011 acquisitions strategically expanded Quanta’s Canadian service offering, added Australian service offerings and enhanced its domestic electric power and oil and gas infrastructure service offerings, which Quanta believes contributes to the recognition of the goodwill. In connection with the 2013 acquisitions, goodwill of $112.5 million was recorded for reporting units included within Quanta’s electric power division and $143.3 million was recorded for reporting units included within Quanta’s oil and gas infrastructure division at December 31, 2013. In connection with the 2012 acquisitions, goodwill of $57.5 million was recorded for reporting units included within Quanta’s electric power division and $7.3 million was recorded for reporting units included within Quanta’s oil and gas infrastructure division at December 31, 2012. Goodwill of approximately $213.6 million and $52.9 million is expected to be deductible for income tax purposes related to the businesses acquired in 2013 and 2012.

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

	Year Ended December 31,
	2013	2012	2011
Revenues	$6,947,284	$6,477,648	$4,378,213
Gross profit	$1,144,024	$1,060,370	$613,047
Selling, general and administrative expenses	$531,342	$478,184	$359,514
Amortization of intangible assets	$31,361	$52,339	$39,252
Net income from continuing operations	$454,311	$344,925	$143,423
Net income from continuing operations attributable to common stock	$434,923	$328,898	$131,522
Earnings per share from continuing operations attributable to common stock — basic and diluted	$2.00	$1.52	$0.61

The pro forma combined results of operations for the years ended December 31, 2013 and 2012 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2013 acquisitions as if they occurred January 1, 2012. The pro forma combined results of operations for the year ended December 31, 2012 have also been prepared by adjusting the historical results of Quanta to include the historical results of the 2012 acquisitions as if they occurred January 1, 2011. The pro forma combined results of operations for the year ended December 31, 2011 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2012 acquisitions as if they occurred January 1, 2011 and the historical results of the 2011 acquisitions as if it occurred January 1, 2010. These pro forma combined historical results were then adjusted for the following: a reduction of interest expense and interest income as a result of the repayment of outstanding indebtedness, a reduction of interest income as a result of the cash consideration paid net of cash received, an increase in amortization expense due to the incremental intangible assets recorded related to the 2013, 2012 and 2011 acquisitions, an increase or decrease in depreciation expense within cost of services related to the net impact of adjusting acquired property and equipment to the acquisition date fair value and conforming depreciable lives with Quanta’s accounting policies, an increase in the number of outstanding shares of Quanta common stock and certain reclassifications to conform the acquired companies’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of acquisition related costs or any cost savings or other synergies that may result from the 2013, 2012 and 2011 acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

Revenues of approximately $251.3 million and income from continuing operations before income taxes of approximately $18.2 million are included in Quanta’s consolidated results of operations for the year ended December 31, 2013 related to the six 2013 acquisitions following their respective dates of acquisition. Additionally, revenues of approximately $125.7 million and income from continuing operations before income taxes of approximately $6.2 million are included in Quanta’s consolidated results of operations for the year ended December 31, 2012 related to the four 2012 acquisitions following their respective dates of acquisition. Additionally, revenues of approximately $43.8 million and income from continuing operations before income taxes of approximately $4.4 million are included in Quanta’s consolidated results of operations for the year ended December 31, 2011 related to the five 2011 acquisitions following their respective dates of acquisition.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Division	Oil and Gas Infrastructure Division	Fiber Optic Licensing Division	Total
Goodwill balance at December 31, 2011	$988,702	$113,598	$368,511	$1,470,811
Goodwill acquired during 2012	57,451	7,328	—	64,779
Foreign currency translation related to goodwill	2,087	(32)	—	2,055
Operating unit reorganization	16,912	16,809	(33,721)	—

Goodwill balance at December 31, 2012	1,065,152	137,703	334,790	1,537,645
Goodwill acquired during 2013	112,549	143,257	—	255,806
Foreign currency translation related to goodwill	(9,617)	(3,117)	—	(12,734)

Goodwill balance at December 31, 2013	$1,168,084	$277,843	$334,790	$1,780,717

As described in Note 2, Quanta’s operating units are organized into one of Quanta’s three internal divisions and, accordingly, Quanta’s goodwill associated with each of its operating units has been aggregated on a divisional basis and reported in the table above. These divisions are closely aligned with Quanta’s reportable segments based on the predominant type of work performed by the operating units within the divisions. From time to time, operating units may be reorganized among Quanta’s internal divisions, as Quanta periodically re-evaluates strategies to better align its operations as business environments evolve. The table above presents these changes as reclassifications during the period in which the reorganization occurred. During 2012, two separate and unrelated operating units in the fiber optic licensing division were recategorized in order to improve the productivity of certain operations and more effectively accomplish management’s overall strategic plan. One operating unit was reorganized into the electric power division and the other operating unit was reorganized into the oil and gas infrastructure division. Based on Quanta’s strategic plan, management determined that that these operating units’ performance could be improved and their operations could potentially be increased by assigning their business lines into comparable or synergistic operations. The reorganization also resulted in reductions in redundant administrative costs, reassignments of strategic customer relationships and progress toward management’s business development strategies.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity in Quanta’s intangible assets consists of the following (in thousands):

	As of December 31, 2012		Twelve Months Ended December 31, 2013			As of December 31, 2013
	Intangible Assets	Accumulated Amortization	Amortization Expense	Additions	Foreign Currency Adjustments	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$170,465	$(47,777)	$(12,096)	$31,854	$(2,639)	$139,807	10.4
Backlog	126,057	(119,068)	(9,698)	12,405	(98)	9,598	1.3
Trade names	32,559	(3,014)	(1,251)	8,321	(501)	36,114	23.9
Non-compete agreements	27,406	(20,706)	(2,368)	1,944	(241)	6,035	3.1
Patented rights and developed technology	20,931	(7,517)	(2,102)	600	(89)	11,823	5.1

Total intangible assets subject to amortization	377,418	(198,082)	(27,515)	55,124	(3,568)	203,377	11.8
Other intangible assets not subject to amortization	4,500	—	—	—	—	4,500	N/A

Total intangible assets	$381,918	$(198,082)	$(27,515)	$55,124	$(3,568)	$207,877	N/A

Amortization expense for intangible assets was $27.5 million, $37.7 million and $29.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. The estimated future aggregate amortization expense of intangible assets as of December 31, 2013 is set forth below (in thousands):

For the Fiscal Year Ending December 31,
2014	$27,917
2015	19,492
2016	18,664
2017	17,705
2018	17,418
Thereafter	102,181

Total	$203,377

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalents would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 are illustrated below (in thousands):

	Year Ended December 31,
	2013	2012	2011
AMOUNTS ATTRIBUTABLE TO COMMON STOCK:
Net income from continuing operations	$401,921	$289,694	$118,511
Net income from discontinued operations	—	16,935	14,004

Net income attributable to common stock	$401,921	$306,629	$132,515

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings per share	214,929	212,777	212,648
Effect of dilutive stock options	49	58	126
Effect of shares in escrow	—	—	394

Weighted average shares outstanding for diluted earnings per share	214,978	212,835	213,168

For purposes of calculating diluted earnings per share, there were no adjustments required to derive Quanta’s net income attributable to common stock. For the years ended December 31, 2013, 2012 and 2011, a nominal number of stock options were excluded from the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of Quanta’s common stock. The outstanding exchangeable shares of a Canadian subsidiary of Quanta that were issued pursuant to the acquisition of Valard Construction LP and certain of its affiliated entities (Valard) on October 25, 2010, which are exchangeable on a one-for-one basis with shares of Quanta common stock, are included in weighted average shares outstanding for basic and diluted earnings per share for the full years of 2013, 2012 and 2011. Shares of Quanta common stock placed in escrow related to a previous acquisition are included in the computation of diluted earnings per share for the year ended December 31, 2011, and are weighted based on the portion of the year they were held in escrow. These shares were released from escrow on April 4, 2011.

8.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

Activity in Quanta’s current and long-term allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2013	2012
Balance at beginning of year	$5,447	$3,751
Charged to expense	3,236	3,693
Deductions for uncollectible receivables written off, net of recoveries	(3,468)	(1,997)

Balance at end of year	$5,215	$5,447

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contracts in progress are as follows (in thousands):

	December 31,
	2013	2012
Costs incurred on contracts in progress	$6,152,507	$3,744,337
Estimated earnings, net of estimated losses	943,090	612,000

	7,095,597	4,356,337
Less — Billings to date	(7,121,225)	(4,187,445)

	$(25,628)	$168,892

Costs and estimated earnings in excess of billings on uncompleted contracts	$213,478	$342,777
Less — Billings in excess of costs and estimated earnings on uncompleted contracts	(239,106)	(173,885)

	$(25,628)	$168,892

Property and equipment consists of the following (in thousands):

	Estimated Useful Lives in Years	December 31,
		2013	2012
Land	N/A	$30,743	$16,101
Buildings and leasehold improvements	5-30	77,939	59,818
Operating equipment and vehicles	5-25	1,199,807	1,045,248
Fiber optic and related assets	5-20	377,551	350,521
Office equipment, furniture and fixtures and information technology systems	3-15	107,477	95,779
Construction work in progress	N/A	44,030	33,546

		1,837,547	1,601,013
Less — Accumulated depreciation and amortization		(631,939)	(555,030)

Property and equipment, net		$1,205,608	$1,045,983

Accounts payable and accrued expenses consists of the following (in thousands):

	December 31,
	2013	2012
Accounts payable, trade	$412,601	$373,947
Accrued compensation and related expenses	163,000	111,688
Accrued insurance, current portion	44,608	44,503
Accrued loss on contracts	2,806	4,770
Deferred revenues, current portion	22,764	22,499
Income and franchise taxes payable	74,499	85,663
Other accrued expenses	81,902	64,215

	$802,180	$707,285

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	DEBT OBLIGATIONS:

Quanta’s debt obligations consist of the following (in thousands):

	December 31,
	2013	2012
Capital leases and notes payable to various financial institutions, interest rate ranging from 6.0% to 7.3%	$2,234	$9
Less — Current maturities	(2,234)	(9)

Total long-term debt obligations	$—	$—

Credit Facility

On October 30, 2013, Quanta entered into a credit agreement which amended and restated its prior credit agreement with various lenders. The credit agreement provides for a $1.325 billion senior secured revolving credit facility maturing on October 30, 2018. Up to $400.0 million of the facility is available for revolving loans and letters of credit in certain alternative currencies in addition to the U.S. dollar. The entire amount of the facility is available for the issuance of letters of credit. Up to $50.0 million of the facility is available for swing line loans in U.S. dollars, up to $30.0 million of the facility is available for swing line loans in Canadian dollars and up to $20.0 million of the facility is available for swing line loans in Australian dollars. In addition, subject to the conditions specified in the credit agreement, Quanta has the option to increase the revolving commitments under the credit agreement by up to an additional $300.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes.

As of December 31, 2013, Quanta had approximately $240.3 million of letters of credit issued, $184.2 million of which was denominated in U.S. dollars and $56.1 million of which was denominated in Australian and Canadian dollars, and no outstanding borrowings under the credit facility. The remaining $1.08 billion was available for borrowings or issuing new letters of credit. Information on credit facility borrowings and the applicable interest rates during the years ended December 31, 2013 and 2012 is as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012
Maximum amount outstanding during the period	$161,920	$171,520
Average daily amount outstanding under the credit facility	$14,482	$45,731
Weighted-average interest rate	2.12%	2.85%

Prior to April 1, 2014, amounts borrowed under the credit agreement in U.S. dollars bear interest, at Quanta’s option, at a rate equal to either (a) the Eurocurrency Rate (as defined in the credit agreement) plus 1.25%, or (b) the Base Rate (as described below) plus 0.25%. Amounts borrowed as revolving loans under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.25%. Standby letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.25%, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.75%. Quanta is also subject to a commitment fee of 0.20% on any unused availability under the credit agreement.

Effective April 1, 2014, amounts borrowed under the credit agreement in U.S. dollars will bear interest, at Quanta’s option, at a rate equal to either (a) the Eurocurrency Rate plus 1.125% to 2.125%, as determined based

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on Quanta’s Consolidated Leverage Ratio (as described below), or (b) the Base Rate plus 0.125% to 1.125%, as determined based on Quanta’s Consolidated Leverage Ratio. Amounts borrowed as revolving loans under the credit agreement in any currency other than U.S. dollars will bear interest at a rate equal to the Eurocurrency Rate plus 1.125% to 2.125%, as determined based on Quanta’s Consolidated Leverage Ratio. Standby letters of credit issued under the credit agreement will be subject to a letter of credit fee of 1.125% to 2.125%, based on Quanta’s Consolidated Leverage Ratio, and Performance Letters of Credit issued under the credit agreement in support of certain contractual obligations will be subject to a letter of credit fee of 0.675% to 1.275%, based on Quanta’s Consolidated Leverage Ratio. Quanta also will be subject to a commitment fee of 0.20% to 0.40%, based on its Consolidated Leverage Ratio, on any unused availability under the credit agreement.

The Consolidated Leverage Ratio is the ratio of Quanta’s Consolidated Funded Indebtedness to Consolidated EBITDA (as defined in the credit agreement). For purposes of calculating the Consolidated Leverage Ratio, Consolidated Funded Indebtedness is reduced by available cash and Cash Equivalents (as defined in the credit agreement) in excess of $25.0 million. The Base Rate equals the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 1/2 of 1%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate plus 1.00%.

Subject to certain exceptions, the credit agreement is secured by substantially all of the assets of Quanta and its wholly owned U.S. subsidiaries and by a pledge of all of the capital stock of Quanta’s wholly owned U.S. subsidiaries and 65% of the capital stock of Quanta’s direct foreign subsidiaries of Quanta’s wholly-owned U.S. subsidiaries. Quanta’s wholly owned U.S. subsidiaries also guarantee the repayment of all amounts due under the credit agreement. Subject to certain conditions, at any time Quanta maintains an Investment Grade Rating (defined in the credit agreement as two of the following three conditions being met: (i) a corporate credit rating that is BBB- or higher by Standard & Poor’s Rating Services, (ii) a corporate family rating that is Baa3 or higher by Moody’s Investors Services, Inc. or (iii) a corporate credit rating that is BBB- or higher by Fitch Ratings, Inc.), all collateral will automatically be released from these liens.

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a Consolidated Interest Coverage Ratio, in each case as specified in the credit agreement. The credit agreement limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on assets. The credit agreement also allows for cash payments for dividends and stock repurchases subject to compliance with the following requirements on a post-incurrence basis: (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants described above; and (iii) at least $100 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of December 31, 2013, Quanta was in compliance with all of the covenants in the credit agreement.

The credit agreement provides for customary events of default and carries cross-default provisions with Quanta’s underwriting, continuing indemnity and security agreement with its sureties and all of its other debt instruments exceeding $75.0 million in borrowings or availability. If an Event of Default (as defined in the credit agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the credit agreement, amounts outstanding under the credit agreement may be accelerated and may become or be declared immediately due and payable.

Between April 2, 2011 and October 30, 2013, Quanta had a credit agreement that provided for a $700.0 million senior secured revolving credit facility with a maturity date of August 2, 2016. Borrowings under the credit agreement were to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes. Quanta entered into the credit agreement on August 2, 2011, which amended and restated its prior credit agreement.

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

10.	INCOME TAXES:

The components of income from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income from continuing operations before income taxes:
Domestic	$523,745	$390,734	$181,520
Foreign	115,504	73,846	11,988

Total	$639,249	$464,580	$193,508

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for income taxes for continuing operations are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$173,930	$109,272	$42,874
State	23,287	12,397	11,998
Foreign	37,193	14,657	7,668

Total current tax provision	234,410	136,326	62,540

Deferred:
Federal	(15,457)	16,134	4,487
State	(451)	1,627	965
Foreign	(562)	4,772	(4,896)

Total deferred tax provision (benefit)	(16,470)	22,533	556

Total provision for income taxes	$217,940	$158,859	$63,096

The actual income tax provision differs from the income tax provision computed by applying the U.S. federal statutory corporate rate to income from continuing operations before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Provision at the statutory rate	$223,737	$162,603	$67,727
Increases (decreases) resulting from —
State taxes	14,788	10,980	6,375
Foreign taxes	(9,994)	(5,841)	(2,815)
Contingency reserves, net	(3,422)	(3,880)	(7,262)
Production activity deduction	(10,247)	(7,081)	(2,394)
Employee per diems, meals and entertainment	7,960	6,441	4,149
Taxes on unincorporated joint ventures	(6,786)	(5,609)	(4,142)
Other	1,904	1,246	1,458

	$217,940	$158,859	$63,096

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and tax purposes. Deferred tax assets and liabilities as of December 31, 2012 have been reclassified to be consistent with changes in the presentation of book/tax method differences as of December 31, 2013. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

	December 31,
	2013	2012
Deferred income tax liabilities —
Property and equipment	$(218,739)	$(205,977)
Goodwill	(58,643)	(48,201)
Other intangibles	(42,604)	(46,661)
Book/tax accounting method difference	(50,764)	(54,768)

Total deferred income tax liabilities	(370,750)	(355,607)

Deferred income tax assets —
Accruals and reserves	64,944	42,966
Accrued insurance	59,640	53,163
Deferred revenue	15,336	16,259
Net operating loss carryforwards	20,828	17,115
Other	26,229	20,540

Subtotal	186,977	150,043
Valuation allowance	(15,644)	(9,344)

Total deferred income tax assets	171,333	140,699

Total net deferred income tax liabilities	$(199,417)	$(214,908)

The net deferred income tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2013	2012
Current deferred income taxes:
Assets	$84,244	$51,570
Liabilities	(39,405)	(41,428)

	44,839	10,142

Non-current deferred income taxes:
Assets	87,089	89,129
Liabilities	(331,345)	(314,179)

	(244,256)	(225,050)

Total net deferred income tax liabilities	$(199,417)	$(214,908)

The valuation allowance for deferred income tax assets at December 31, 2013, 2012 and 2011 was $15.6 million, $9.3 million and $8.8 million, respectively. These valuation allowances relate to foreign net operating loss carryforwards, state net operating loss carryforwards and foreign tax credit carryforwards. The net change in the total valuation allowance for each of the years ended December 31, 2013, 2012 and 2011 was an increase of $6.3 million, an increase of $0.5 million and a decrease of $2.6 million, respectively. The valuation allowance was established primarily as a result of uncertainty in Quanta’s outlook as to future taxable income in particular

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax jurisdictions. Quanta believes it is more likely than not that it will realize the benefit of its deferred tax assets, net of existing valuation allowances.

At December 31, 2013, Quanta had state and foreign net operating loss carryforwards, the tax effect of which is approximately $20.8 million. These carryforwards will expire as follows: 2014, $0.3 million; 2015, $0.1 million; 2016, $0.0 million; 2017, $0.7 million; 2018, $0.3 million and $19.4 million thereafter. A valuation allowance of $15.4 million has been recorded against certain foreign and state net operating loss carryforwards.

Through December 31, 2013, Quanta has not provided U.S. income taxes on approximately $218.0 million of unremitted foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S. It is not practicable to determine the amount of any additional U.S. tax liability that may result if Quanta decides to no longer indefinitely reinvest foreign earnings outside the U.S. If Quanta’s intentions or U.S. tax laws change in the future, there may be a significant negative impact on the provision for income taxes and cash flows, as a result of recording an incremental tax liability, in the period such change occurs.

A reconciliation of unrecognized tax benefit balances is as follows (in thousands):

	December 31,
	2013	2012	2011
Balance at beginning of year	$51,244	$47,379	$50,632
Additions based on tax positions related to the current year	9,073	15,411	10,133
Additions for tax positions of prior years	—	1,607	131
Reductions for tax positions of prior years	—	(293)	—
Reductions for audit settlements	—	(895)	(4,877)
Reductions resulting from a lapse of the applicable statute of limitations periods	(11,479)	(11,965)	(8,640)

Balance at end of year	$48,838	$51,244	$47,379

For the year ended December 31, 2013, the $11.5 million reduction is primarily due to the expiration of certain federal and state statute of limitations periods for the 2009 tax year. For the year ended December 31, 2012, the $12.0 million reduction is primarily due to the expiration of certain federal and state statute of limitations periods for the 2008 tax year. For the year ended December 31, 2011, the $8.6 million reduction is primarily due to the expiration of certain federal and state statute of limitations periods for the 2007 tax year and the $4.9 million reduction primarily relates to settlement with tax authorities regarding a foreign tax credit position taken in a pre-acquisition tax return of an acquired business.

The balances of unrecognized tax benefits, the amount of related interest and penalties and what Quanta believes to be the range of reasonably possible changes in the next 12 months are as follows (in thousands):

	December 31,
	2013	2012	2011
Unrecognized tax benefits	$48,838	$51,244	$47,379
Portion that, if recognized, would reduce tax expense and effective tax rate	40,562	43,910	39,824
Accrued interest on unrecognized tax benefits	5,837	6,088	7,180
Accrued penalties on unrecognized tax benefits	99	127	163
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	$0 to $6,722	$0 to $11,479	$0 to $12,110
Portion that, if recognized, would reduce tax expense and effective tax rate	$0 to $4,984	$0 to $9,645	$0 to $10,221

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta classifies interest and penalties within the provision for income taxes. Quanta recognized $0.3 million of interest income, $1.1 million of interest income and $0.7 million of interest expense in the provision for income taxes for the years ended December 31, 2013, 2012 and 2011, respectively.

Quanta is subject to income tax in the United States, multiple state jurisdictions and some foreign jurisdictions. Quanta remains open to examination by the IRS for tax years 2010 through 2013 as these statute of limitations periods have not yet expired. Quanta does not consider any state in which it does business to be a major tax jurisdiction.

11.	EQUITY:

Exchangeable Shares and Series F Preferred Stock

In connection with the acquisition of Valard on October 25, 2010, certain former owners of Valard received exchangeable shares of a Canadian subsidiary of Quanta which may be exchanged at the option of the holder for Quanta common stock on a one-for-one basis. The holders of exchangeable shares can make an exchange only once in any calendar quarter and must exchange a minimum of either 50,000 shares or, if less, the total number of remaining exchangeable shares registered in the name of the holder making the request. Quanta also issued one share of Quanta Series F preferred stock to a voting trust on behalf of the holders of the exchangeable shares. The Series F preferred stock provides the holders of the exchangeable shares voting rights in Quanta common stock equivalent to the number of exchangeable shares outstanding at any time. The combination of the exchangeable shares and the share of Series F preferred stock gives the holders of the exchangeable shares rights equivalent to Quanta common stockholders with respect to dividends, voting and other economic rights. On March 26, 2013, 409,110 exchangeable shares were exchanged for shares of Quanta common stock.

Limited Vote Common Stock

Effective May 19, 2011, each outstanding share of Quanta’s Limited Vote Common Stock was reclassified and converted into 1.05 shares of Quanta common stock, as set forth in a Certificate of Amendment to Restated Certificate of Incorporation approved by the stockholders of Quanta and filed with the Secretary of State of the State of Delaware on May 19, 2011. At December 31, 2013 and 2012, there were no shares of Limited Vote Common Stock outstanding. The Certificate of Amendment also eliminated entirely the class of Limited Vote Common Stock. The shares of Limited Vote Common Stock had rights similar to shares of common stock, except with respect to voting. Holders of Limited Vote Common Stock were entitled to vote as a separate class to elect one director and did not vote in the election of other directors. Holders of Limited Vote Common Stock were entitled to one-tenth of one vote for each share held on all other matters submitted for stockholder action. Shares of Limited Vote Common Stock were convertible into Quanta common stock upon disposition by the holder of such shares in accordance with the transfer restrictions applicable to such shares. During the years ended December 31, 2013, 2012 and 2011, no shares of Limited Vote Common Stock were converted to common stock upon transfer. In 2011, 432,485 shares of Limited Vote Common Stock were reclassified and converted into 454,107 shares of Quanta common stock pursuant to the Certificate of Amendment approved by the stockholders.

Treasury Stock

Under the stock incentive plans described in Note 12, the tax withholding obligations of employees upon vesting of restricted stock awards and RSUs to be settled in common stock are typically satisfied by Quanta making such tax payments and withholding a number of vested shares having a value on the date of vesting equal to the tax withholding obligation. As a result, Quanta withheld 379,566 shares of Quanta common stock in 2013

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with a total market value of $12.1 million, 370,007 shares of Quanta common stock in 2012 with a total market value of $6.7 million, and 299,804 shares of Quanta common stock in 2011 with a total market value of $6.6 million, in each case for settlement of employee tax liabilities. These shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock. Under Delaware corporate law, treasury stock is not counted for quorum purposes or entitled to vote.

During the fourth quarter of 2013, Quanta’s board of directors approved a stock repurchase program authorizing Quanta to purchase, from time to time, up to $500.0 million of its outstanding common stock through December 31, 2016. As of December 31, 2013, there had been no repurchases under this plan. The shares and the related cost to acquire them will be accounted for as an adjustment to the balance of treasury stock.

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

Noncontrolling Interests

Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Each joint venture is owned equally by its members. Quanta has determined that certain of these joint ventures are variable interest entities, with Quanta providing the majority of the infrastructure services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. Management has concluded that Quanta is the primary beneficiary of each of these joint ventures and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as noncontrolling interests in the consolidated financial statements. Income attributable to the other joint venture members has been accounted for as a reduction to net income in order to obtain net income attributable to common stock in the amount of $19.4 million, $16.0 million and $11.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Equity in the consolidated assets and liabilities of these joint ventures that is attributable to the other joint venture members has been accounted for as a component of noncontrolling interests within total equity in the accompanying balance sheets.

The carrying value of the investments held by Quanta in all of its variable interest entities was approximately $7.1 million and $5.4 million at December 31, 2013 and 2012. The carrying value of investments held by the noncontrolling interests in these variable interest entities at December 31, 2013 and 2012 was $7.1 million and $5.4 million. During the years ended December 31, 2013, 2012 and 2011, distributions to noncontrolling interests were $17.6 million, $18.0 million and $6.0 million. There were no other changes in equity as a result of transfers to/from the noncontrolling interests during the years ended December 31, 2013, 2012 and 2011. See Note 15 for further disclosures related to Quanta’s joint venture arrangements.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are eligible to participate in the 2011 Plan, as are prospective employees, directors, officers, consultants or advisors of Quanta who have agreed to serve Quanta in those capacities. An aggregate of 11,750,000 shares of Quanta common stock may be issued pursuant to awards granted under the 2011 Plan.

Additionally, pursuant to the Quanta Services, Inc. 2007 Stock Incentive Plan (the 2007 Plan), which was adopted on May 24, 2007, Quanta may award restricted stock, incentive stock options and non-qualified stock options to eligible employees, directors, and certain consultants and advisors. An aggregate of 4,000,000 shares of common stock may be issued pursuant to awards granted under the 2007 Plan. Quanta also has a Restricted Stock Unit Plan (the RSU Plan), pursuant to which RSUs may be awarded to certain employees and consultants of Quanta’s Canadian operations. The 2011 Plan, the 2007 Plan and the RSU Plan, together with certain plans assumed by Quanta in acquisitions, are referred to as the Plans.

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

Restricted Stock and Restricted Stock Units to Be Settled in Common Stock

During the years ended December 31, 2013, 2012 and 2011, Quanta granted 1.5 million, 1.3 million and 1.1 million shares of restricted stock and RSUs to be settled in common stock under the Plans with a weighted average grant date fair value price of $29.37, $21.84 and $21.38 per share, respectively. The grant date fair value for awards of restricted stock and RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. Restricted stock and RSUs to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs over three years in equal annual installments. During the restriction period, holders of restricted stock are entitled to vote and receive dividends on such shares.

During the years ended December 31, 2013, 2012 and 2011, vesting activity consisted of 1.2 million, 0.9 million and 0.8 million shares of restricted stock and RSUs settled in common stock with an approximate fair value at the time of vesting of $32.8 million, $22.3 million and $18.9 million, respectively. Vesting activity for the year ended December 31, 2013 included compensation cost of approximately $4.3 million associated with the accelerated vesting of restricted stock and RSUs settled in common stock held by Quanta’s former Executive Chairman upon his retirement in May 2013.

A summary of the activity for restricted stock and RSUs to be settled in common stock for the year ended December 31, 2013 is as follows (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value (Per share)
Unvested at January 1, 2013	2,194	$21.29
Granted	1,473	$29.37
Vested	(1,160)	$21.79
Forfeited	(149)	$23.41

Unvested at December 31, 2013	2,358	$25.96

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2013, there was approximately $28.9 million of total unrecognized compensation cost related to unvested restricted stock and RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 1.68 years.

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

Compensation expense related to RSUs to be settled in cash was $3.1 million, $2.0 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011. Such expense is recorded in selling, general and administrative expenses. RSUs that may be settled only in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $1.8 million, $1.7 million and $1.0 million to settle liabilities related to cash-settled RSUs in the years ended December 31, 2013, 2012 and 2011, respectively. Liabilities recorded for the estimated earned value of the RSUs outstanding to be settled in cash were $2.1 million and $0.8 million at December 31, 2013 and 2012.

13.	EMPLOYEE BENEFIT PLANS:

Unions’ Multi-Employer Pension Plans

Quanta contributes to a number of multi-employer defined benefit pension plans under the terms of collective bargaining agreements with various unions that represent certain of Quanta’s employees. Quanta’s multi-employer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on its union employee payrolls. Quanta may also have additional liabilities imposed by law as a result of its participation in multi-employer defined benefit pension plans. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon an employer who is a contributor to a multi-employer pension plan if the employer withdraws from the plan or the plan is terminated or experiences a mass withdrawal. In the fourth quarter of 2011, Quanta recorded a partial withdrawal liability of approximately $32.6 million related to the withdrawal by certain Quanta subsidiaries from the Central States, Southeast and Southwest Areas Pension Plan (Central States Plan) following an amendment to the applicable collective bargaining agreement which eliminated their obligations to contribute to the Central States Plan. See further information regarding the withdrawal from the Central States Plan as well as the withdrawal of a company acquired in the fourth quarter of 2013 from the Central States Plan in Collective Bargaining Agreements in Note 15.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

status. The amount of additional funds, if any, that Quanta may be obligated to contribute to these plans in the future cannot be estimated due to the uncertainty of the future levels of work that require the specific use of union employees covered by these plans, as well as the future contribution levels and possible surcharges on contributions applicable to these plans.

The following table summarizes plan information relating to Quanta’s participation in multi-employer defined benefit pension plans, including company contributions for the last three years, the status under the PPA of the plans and whether the plans are subject to a funding improvement or rehabilitation plan or contribution surcharges. The most recent PPA zone status available in 2013 and 2012 relates to the plan’s fiscal year-end in 2012 and 2011. Forms 5500 were not yet available for the plan years ending in 2013. The PPA zone status is based on information that Quanta received from the respective plans, as well as publicly available information on the U.S. Department of Labor website, and is certified by the plan’s actuary. Although multiple factors or tests may result in red zone or yellow zone status, plans in the red zone generally are less than 65 percent funded, plans in the yellow zone generally are less than 80 percent funded, and plans in the green zone generally are at least 80 percent funded. Under the PPA, red zone plans are classified as “critical” status, yellow zone plans are classified as “endangered” status and green zone plans are classified as neither “endangered” nor “critical” status. The “Subject to Financial Improvement/ Rehabilitation Plan” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration dates of Quanta’s collective-bargaining agreements to which the plans are subject. Total contributions to these plans correspond to the number of union employees employed at any given time and the plans in which they participate and varies depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with such projects. Information has been presented separately for individually significant plans and in the aggregate for all other plans.

	Employee Identification Number/ Pension Plan Number	PPA Zone Status		Subject to Financial Improve- ment/ Reha- bilitation Plan	Contributions (in thousands)			Sur- charge Imposed	Expiration Date of Collective Bargaining Agreement
Fund		2013	2012		2013	2012	2011
National Electrical Benefit Fund	53-0181657-001	Green	Green	No	$17,268	$18,509	$9,704	No	Varies through May 2017

Laborers National Pension Fund	75-1280827-001	Green	Green	No	4,681	1,906	1,903	No	May 2014

Pipeline Industry Pension Fund	73-6146433-001	Green	Green	No	4,511	7,434	101	No	Varies through May 2014

Central Pension Fund of the IUOE & Participating Employers	36-6052390-001	Green	Green	No	4,259	6,843	4,439	No	May 2014

Eighth District Electrical Pension Fund	84-6100393-001	Green	Green	No	1,790	4,415	3,533	No	Varies through August 2016

Operating Engineers Local 324 Pension Fund	38-1900637-001	Red	Red	Yes	818	135	—	Yes	Varies through April 2018

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Employee Identification Number/ Pension Plan Number	PPA Zone Status		Subject to Financial Improve- ment/ Reha- bilitation Plan	Contributions (in thousands)			Sur- charge Imposed	Expiration Date of Collective Bargaining Agreement
Fund		2013	2012		2013	2012	2011

Joint Pension Local Union 164 IBEW	22-6031199-001	Yellow	Yellow	Yes	222	515	2,887	No	May 2014

NECA-IBEW Pension Trust	51-6029903-001	Green	Green	No	7	19	6,707	No	May 2014

IBEW Local 246 Pension Plan	34-6582842-001	Yellow	Yellow	No	—	130	1,977	No	October 2012

Central States, Southeast, and Southwest Areas Pension Plan	36-6044243-001	Red	Red	Yes	—	22	540	Yes	(1)
All other plans					21,498	23,644	13,411

Total					$55,054	$63,572	$45,202

(1)	Quanta effected a complete withdrawal from the Central States, Southeast, and Southwest Areas Pension Plan as of December 31, 2012.

Quanta’s contributions to the following plans were five percent or more of the total contributions to these plans for the periods indicated based on the Forms 5500 for these plans. Forms 5500 were not yet available for these plans for the year ended December 31, 2013.

Pension Fund	Plan Years in which Quanta Contributions Were Five Percent or More of Total Plan Contributions
Pipeline Industry Pension Fund	2012

IBEW Local 246 Pension Plan	2012 and 2011

Eighth District Electrical Pension Fund	2012 and 2011

NECA — IBEW Pension Trust	2011

Joint Pension Local Union 164 IBEW	2011

In addition to the contributions made to multi-employer defined benefit pension plans noted above, Quanta also contributed to multi-employer defined contribution or other benefit plans on behalf of certain union employees. Contributions to union multi-employer defined contribution or other benefit plans by Quanta were approximately $104.4 million, $87.0 million and $46.7 million for the years ended December 31, 2013, 2012 and 2011. Total contributions made to these plans for the years ended December 31, 2013, 2012 and 2011 correspond to the number of union employees employed at any given time and the plans in which they participate and varies depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with such projects.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta 401(k) Plan

Quanta maintains a 401(k) plan pursuant to which employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. Quanta makes matching cash contributions of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law. Contributions to non-union defined contribution plans by Quanta were approximately $11.8 million, $11.0 million and $9.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

14.	RELATED PARTY TRANSACTIONS:

Certain of Quanta’s operating units have entered into related party lease arrangements for operational facilities, typically with prior owners of certain acquired businesses. These lease agreements generally have terms of up to five years and include renewal options. Related party lease expense for the years ended December 31, 2013, 2012 and 2011 was approximately $4.6 million, $4.2 million and $3.2 million, respectively.

15.	COMMITMENTS AND CONTINGENCIES:

Investments in Affiliates and Other Entities

As described in Note 11, Quanta holds investments in certain joint ventures with third parties for the purpose of providing infrastructure services under certain customer contracts. Losses incurred by these joint ventures are generally shared equally by the joint venture members. However, each member of the joint venture typically is jointly and severally liable for all of the obligations of the joint venture under the contract with the customer and therefore can be liable for full performance of the contract with the customer. In circumstances where Quanta’s participation in a joint venture qualifies as a general partnership, the joint venture partners are jointly and severally liable for all of the obligations of the joint venture including obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with these joint and several liabilities.

In the joint venture arrangements entered into by Quanta, typically each joint venturer indemnifies the other party for any liabilities incurred in excess of the liabilities such other party is obligated to bear under the respective joint venture agreement. It is possible, however, that Quanta could be required to pay or perform obligations in excess of its share if the other joint venturer failed or refused to pay or perform its share of the obligations. Quanta is not aware of circumstances that would lead to future claims against it for material amounts that would not be indemnified.

As of December 31, 2013, Quanta has outstanding capital commitments associated with investments in unconsolidated affiliates related to planned midstream infrastructure projects of approximately $13.1 million. Quanta is unable to determine the timing of these capital commitments but anticipates them to be paid before the end of 2015.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases as discussed in Note 14. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of December 31, 2013 (in thousands):

Operating Leases
Year Ending December 31 —
2014	$51,113
2015	30,297
2016	23,667
2017	17,733
2018	11,999
Thereafter	23,826

Total minimum lease payments	$158,635

Rent expense related to operating leases was approximately $112.8 million, $92.3 million and $110.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta has agreed to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At December 31, 2013, the maximum guaranteed residual value was approximately $304.8 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed capital for the expansion of its fiber optic network, although Quanta typically does not commit capital to new network expansions until it has a committed licensing arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of December 31, 2013, Quanta estimates these committed capital expenditures to be approximately $38.8 million for the year ended December 31, 2014. Quanta also committed capital for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of December 31, 2013, production orders for approximately $13.7 million had been issued with delivery dates expected to occur throughout 2014. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta intends that these orders will be assigned to third party leasing companies and made available to Quanta under certain of its master equipment lease agreements, thereby releasing Quanta from its capital commitment.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Sunrise Powerlink Arbitration. On April 21, 2010, PAR, a wholly-owned subsidiary of Quanta, entered into a contract with SDG&E to construct a 117-mile electrical transmission line in Imperial and San Diego Counties, California, known as the Sunrise Powerlink project. Construction commenced on November 17, 2010, with commercial operations beginning on June 17, 2012, according to SDG&E. During the construction phase, SDG&E directed multiple changes to the construction schedule which required PAR to significantly increase its resources to the project in order to meet the customer required completion date. The project also experienced numerous impacts beyond PAR’s control such as access delays and restrictions, as well as problems with customer supplied materials to the project. Following completion of the project, PAR and SDG&E had ongoing meetings to review project scope, costs and performance criteria in order to reach resolution on the additional work performed and pricing of the change order under the contract, which resulted in PAR and SDG&E being in agreement as to PAR’s direct costs incurred in completing the project. Although the parties agreed upon PAR’s direct costs, the parties have been unsuccessful in agreeing on the final amount owed to PAR.

As a result, PAR initiated arbitration proceedings in the fourth quarter of 2013 pursuant to a contractually agreed upon dispute resolution process. PAR contends that SDG&E breached its obligations under the contract and that, as a result, PAR is entitled to compensation in excess of $165 million plus interest and other relief that PAR may be entitled to under the contract and applicable law. In response, SDG&E has now disputed that PAR is entitled to the payment of any such additional amounts. On November 18, 2013, SDG&E set forth a counterclaim, which was clarified on January 24, 2014 to seek damages from PAR of approximately $32 million, for PAR’s alleged untimely performance and breach of the contract. Quanta believes that SDG&E’s assertions are without merit and that PAR is entitled to the amount sought in the arbitration process. The parties have initiated discovery and the matter is set for hearing before the arbitration panel in March 2015. Although Quanta believes it is entitled to the amount PAR is seeking, due to the nature of these proceedings, an adverse result in this matter could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.

Concentrations of Credit Risk

Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of Quanta’s cash investments are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what Quanta believes to be high quality investments, which consist primarily of interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although Quanta does not currently believe the principal amount of these investments is subject to any material risk of loss, changes in

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

economic conditions could impact the interest income Quanta receives from these investments. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power, oil and gas companies, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States and Canada. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada, which may be heightened as a result of uncertain economic and financial market conditions that have existed in recent years. However, Quanta generally has certain statutory lien rights with respect to services provided. Historically, some of Quanta’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services Quanta has performed.

As of December 31, 2013, two customers accounted for approximately 15% and 11% of Quanta’s consolidated net position, which includes accounts receivable (including long-term balances and costs and estimated earnings in excess of billings on uncompleted contracts), less billings in excess of costs and unearned revenue. As of December 31, 2012, the same two customers accounted for approximately 16% and 11% of consolidated net position. The services provided to these customers relate primarily to Quanta’s Electric Power Infrastructure Services segment. Substantially all of the balance for the customer with 11% of consolidated net position as of December 31, 2013 and 2012 relates to the Sunrise Powerlink project with a long-term receivable balance related to a significant change order that is subject to a contractually agreed upon arbitration process. During the third quarter of 2013, Quanta reclassified the receivable related to this matter from costs in excess of billings on uncompleted contracts to other assets, net due to the expected timetable for resolution of the matter. For additional information, see Litigation and Claims — Sunrise Powerlink Arbitration within this Note 15. Additionally, the customer with the 11% of consolidated net position at December 31, 2013 and 2012 also accounted for 11% of consolidated revenues for the year ended December 31, 2011. No other customers represented 10% or more of revenues for the years ended December 31, 2013, 2012 and 2011, and no other customers represented 10% or more of consolidated net position as of December 31, 2013 and 2012.

Self-Insurance

Quanta is insured for employer’s liability, general liability, auto liability and workers’ compensation claims. On August 1, 2013, Quanta renewed its employer’s liability, general liability, auto liability and workers’ compensation policies for the 2013 — 2014 policy year. As a result of the renewal, the deductibles for general liability and auto liability increased from $5.0 million to $10.0 million per occurrence, while the deductible for workers’ compensation remained at $5.0 million per occurrence and the deductible for employer’s liability remained at $1.0 million per occurrence. Additionally, in connection with this renewal, the amount of letters of credit required by Quanta to secure its obligations under its casualty insurance programs, which is discussed further below, has increased. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon Quanta’s estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of Quanta’s liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of December 31, 2013 and 2012, the gross amount accrued for insurance claims totaled $161.8 million and $160.8 million, with $122.6 million and $120.2 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as of December 31, 2013 and 2012 were $9.1 million and $22.2 million, of which $0.7 million and $2.3 million are included in prepaid expenses and other current assets and $8.4 million and $19.9 million are included in other assets, net.

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

As of December 31, 2013, Quanta had $240.3 million in letters of credit outstanding under its credit facility primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2014. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. As of December 31, 2013, the total amount of outstanding performance bonds was approximately $2.68 billion, and the estimated cost to complete these bonded projects was approximately $671.4 million.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Collective Bargaining Agreements

Some of Quanta’s operating units are parties to various collective bargaining agreements with unions that represent certain of their employees. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to those in the expiring agreements. The agreements require the operating units to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. Quanta’s multiemployer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on its union employee payrolls, which cannot be determined for future periods because the location and number of union employees that Quanta employs at any given time and the plans in which they may participate vary depending on the projects Quanta has ongoing at any time and the need for union resources in connection with those projects.

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

The Central States Plan has asserted that the withdrawal of the PLCA members was not effective in 2011, although Quanta believes that a legally effective withdrawal occurred in the fourth quarter of 2011. During the third quarter of 2012, the Central States Plan provided Quanta with an estimate of the potential withdrawal liability, indicating that the withdrawal liability is approximately $32.8 million based on a partial withdrawal in the fourth quarter of 2011, approximately $39.7 million based on a partial withdrawal in the first quarter of 2012, or approximately $40.1 million based on a complete withdrawal in 2012. Certain other Quanta subsidiaries continued participation in the Central States Plan, and Quanta subsequently effected a complete withdrawal as of December 31, 2012. The consequences of the complete withdrawal of Quanta’s subsidiaries from the plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. Based on the previous estimate of liability associated with a complete withdrawal from the Central States Plan, and allowing for the exclusion of amounts believed by management to have been improperly included in such estimate, Quanta will seek to challenge and further negotiate the amount owed in connection with this matter. In December 2013, Central States filed a lawsuit against certain of Quanta’s subsidiaries alleging that contributions made to a new industry fund, which was created after Quanta withdrew from the Central States Plan, should have been made to the Central States Plan. Quanta has disputed these allegations on the basis that it has properly provided contributions to the new industry fund based on the terms of the collective bargaining agreements under which its subsidiaries participate. Given the unknown nature of some of these factors, the final withdrawal liability cannot yet be determined with certainty; therefore the ultimate amount owed upon final settlement of these matters could be materially higher than the $32.6 million Quanta recognized in the fourth quarter of 2011.

Additionally, on October 9, 2013, Quanta acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of acquisition. Central States issued a notice and demand, dated March 13, 2013, to the acquired company for a withdrawal liability in the total amount of $6.9 million payable in installments. Based on legal arguments, the acquired company took the position that the amount of withdrawal liability payable to Central States as a result of its complete withdrawal was $4.8 million, of which approximately $4.3 million was not yet paid and accrued as of December 31, 2013. The acquired company, and now Quanta, has taken steps to challenge the amount of the assessment by the Central States Plan; however, payments in accordance with the terms of the Central States demand letter are required to be made while the dispute is ongoing. In addition, $2.1 million of the cash proceeds related to the sale were deposited into an escrow account on October 9, 2013 to fund any additional obligation beyond the $4.8 million. Accordingly, the acquired company’s withdrawal from the Central States Plan is not expected to have a material impact on Quanta’s results of operations, financial condition and cash flows.

Indemnities

Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Quanta has also indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisition or disposition of certain companies. The indemnities under acquisition or disposition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2013, except as otherwise set forth above in Litigation and Claims, Quanta does not believe any material liabilities for asserted claims exist against it in connection with any of these indemnity obligations.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	SEGMENT INFORMATION:

Quanta presents its operations under three reportable segments: (1) Electric Power Infrastructure Services, (2) Oil and Gas Infrastructure Services and (3) Fiber Optic Licensing and Other. This structure is generally based on the broad end-user markets for Quanta’s services. See Note 1 for additional information regarding Quanta’s reportable segments.

Quanta’s segment results are derived from the types of services provided across its operating units in each of the end user markets described above. Quanta’s entrepreneurial business model allows each of its operating units to serve the same or similar customers and to provide a range of services across end user markets. Quanta’s operating units are organized into one of three internal divisions, namely, the electric power division, oil and gas infrastructure division and fiber optic division. These internal divisions are closely aligned with the reportable segments described above based on their operating units’ predominant type of work.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues:
Electric Power	$4,480,647	$4,206,509	$3,022,659
Oil and Gas Infrastructure	1,869,615	1,534,713	1,011,248
Fiber Optic Licensing and Other	172,580	179,047	159,857

Consolidated	$6,522,842	$5,920,269	$4,193,764

Operating income (loss):
Electric Power	$521,855	$520,834	$337,726
Oil and Gas Infrastructure	138,543	55,410	(78,307)
Fiber Optic Licensing and Other	55,415	61,299	53,476
Corporate and non-allocated costs	(188,885)	(172,421)	(118,053)

Consolidated	$526,928	$465,122	$194,842

Depreciation:
Electric Power	$63,407	$55,205	$49,038
Oil and Gas Infrastructure	47,050	43,285	41,051
Fiber Optic Licensing and Other	16,786	15,173	14,736
Corporate and non-allocated costs	6,867	6,640	5,049

Consolidated	$134,110	$120,303	$109,874

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

Foreign Operations

During 2013, 2012, and 2011, Quanta derived $1.31 billion, $861.5 million and $535.0 million, respectively, of its revenues from foreign operations. Of Quanta’s foreign revenues, approximately 86%, 96% and 97% was earned in Canada during the years ended December 31, 2013, 2012 and 2011, respectively. In addition, Quanta held property and equipment of $196.8 million and $151.9 million in foreign countries, primarily Canada, as of December 31, 2013 and 2012. The increases in foreign revenues and assets are primarily due to the timing of the non-U.S. acquisitions described in Note 5.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	QUARTERLY FINANCIAL DATA (UNAUDITED):

The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 2013 and 2012 (in thousands, except per share information).

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2013:
Revenues	$1,585,710	$1,474,377	$1,645,132	$1,817,623
Gross profit	238,273	241,284	273,053	302,843
Net income	76,857	74,726	98,409	171,317
Net income attributable to common stock	72,081	70,237	92,906	166,697
Net income from continuing operations attributable to common stock	72,081	70,237	92,906	166,697
Earnings per share from continuing operations attributable to common stock — basic and diluted	$0.34	$0.33	$0.43	$0.77
2012:
Revenues	$1,328,764	$1,386,162	$1,532,001	$1,673,342
Gross profit	186,064	212,904	252,000	286,739
Net income	49,994	69,797	100,856	102,009
Net income attributable to common stock	45,707	65,538	96,398	98,986
Net income from continuing operations attributable to common stock	45,798	57,918	83,628	102,350
Earnings per share from continuing operations attributable to common stock — basic and diluted	$0.22	$0.27	$0.39	$0.48

The sum of the individual quarterly earnings per share amounts may not equal year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

18.	SUBSEQUENT EVENTS:

Acquisitions

During the first quarter of 2014, Quanta has completed five acquisitions. Four of these five companies are electric power infrastructure services companies located in Canada. The fifth company is a general engineering and construction company, based in California, specializing in hydrant fueling, waterfront and utility construction for U.S. Department of Defense military bases and will generally be included in Quanta’s Oil and Gas Infrastructure Services segment. The aggregate consideration paid for these acquisitions consisted of approximately $79.9 million in cash, 393,051 shares of Quanta common stock and 899,858 exchangeable shares of a Canadian subsidiary of Quanta that are substantially equivalent to, and exchangeable on a one-for-one basis for, Quanta common stock. In addition, Quanta issued one share of Series G preferred stock with voting rights equivalent to Quanta common stock equal to the number of exchangeable shares outstanding at any time. The aggregate value of the above issued securities on the respective closing dates of the acquisitions totaled approximately $36.6 million. As these transactions were effective during the first quarter of 2014, the results will be included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable Quanta to further enhance its electric power infrastructure service offerings in Canada and its oil and gas infrastructure service offerings in the U.S.

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

As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item 10 is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act, within 120 days following the end of our 2013 fiscal year.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act, within 120 days following the end of our 2013 fiscal year.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act, within 120 days following the end of our 2013 fiscal year.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act, within 120 days following the end of our 2013 fiscal year.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act, within 120 days following the end of our 2013 fiscal year.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following financial statements, schedules and exhibits are filed as part of this Report:

(1) Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page 76 of this Report.

(2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

(3) Exhibits.

EXHIBIT INDEX

Exhibit No.		Description

2.1	—

Stock Purchase Agreement dated as of November 19, 2012, among Quanta Services, Inc., Infrasource FI LLC, Dycom Industries, Inc. and PBG Acquisition III, LLC (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed November 21, 2012 and incorporated herein by reference)

3.1	—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2	—	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed January 17, 2014 and incorporated herein by reference

3.3	—

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

Amendment No. 1 to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-13831) filed August 9, 2013 and incorporated herein by reference)

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

10.11*	—

Form of Restricted Stock Unit Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 8, 2013 and incorporated herein by reference)

10.12*	—

Form of Restricted Stock Unit Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2013 (No. 001-13831) filed May 8, 2013 and incorporated herein by reference

10.13*	—

Employment Agreement dated March 24, 2011, effective as of May 19, 2011, by and between Quanta Services, Inc. and James F. O’Neil III (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 25, 2011 and incorporated herein by reference)

10.14*	—

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

10.16*	—

Employment Agreement dated December 20, 2012, effective as of January 1, 2013, by and between Quanta Services, Inc. and Earl C. Austin, Jr. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed December 21, 2012 and incorporated herein by reference)

10.17*	—

Employment Agreement dated effective March 6, 2013 by and between Quanta Services, Inc. and Gérard J. Sonnier (previously filed as Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2013 (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.18*	—	2013 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 8, 2013 and incorporated herein by reference)

10.19*	—

Director Compensation Summary effective as of the 2013 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-13831) filed August 9, 2013 and incorporated herein by reference)

10.20*	—

Quanta Services, Inc. Non-Employee Director Deferred Compensation Plan dated effective April 30, 2013, including the Cash Deferral Election Form (previously filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2013 (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.21*	—

Restricted Stock Unit Deferral Election Form, pursuant to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2013 (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.22*	—

Quanta Services, Inc. Nonqualified Deferred Compensation Plan dated January 22, 2014, including the Adoption Agreement and Plan Document (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 27, 2014 and incorporated herein by reference)

Exhibit No.		Description

10.23*	—	Form of Amended and Restated Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 31, 2012 and incorporated herein by reference)

10.24*	—

Letter Agreement dated November 19, 2012, effective as of December 3, 2012, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2012 (No. 001-13831) filed March 1, 2013 and incorporated herein by reference)

10.25*	—

Letter Agreement dated November 19, 2012, effective as of December 3, 2012, by and between Quanta Services, Inc. and Darren B. Miller (previously filed as Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2012 (No. 001-13831) filed March 1, 2013 and incorporated herein by reference)

10.26*	—

Consulting Agreement dated effective December 4, 2012, by and between Quanta Services, Inc. and Darren B. Miller (previously filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2012 (No. 001-13831) filed March 1, 2013 and incorporated herein by reference)

10.27	—

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

10.28	—

Third Amended and Restated Security Agreement dated as of October 30, 2013, among Quanta Services, Inc., the other Debtors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed November 5, 2013 and incorporated herein by reference)

10.29	—

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

First Amendment to Intercreditor Agreement dated December 3, 2012 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-13831) filed August 9, 2013 and incorporated herein by reference)

10.34	—

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

10.35	—

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

10.36	—

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

10.37	—

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

10.38	—

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

10.39	—

Sixth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of December 3, 2012, among Federal Insurance Company, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.32 to the Company’a Form 10-K for the year ended December 31, 2012 (No. 001-13831) filed March 1, 2013 and incorporated herein by reference)

Exhibit No.		Description

21.1^	—	Subsidiaries

23.1^	—	Consent of PricewaterhouseCoopers LLP

31.1^	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS^		XBRL Instance Document

101.SCH^		XBRL Taxonomy Extension Schema Document

101.CAL^		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB^		XBRL Taxonomy Extension Label Linkbase Document

101.PRE^		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF^		XBRL Taxonomy Extension Definition Linkbase Document

*	Management contracts or compensatory plans or arrangements
^	Filed with this Annual Report on Form 10-K
†	Furnished with this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quanta Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 3, 2014.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 3, 2014.

Signature	Title

/S/ JAMES F. O’NEIL III James F. O’Neil III	President and Chief Executive Officer and Director (Principal Executive Officer)

/S/ DERRICK A. JENSEN Derrick A. Jensen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ JAMES R. BALL James R. Ball	Director

/S/ J. MICHAL CONAWAY J. Michal Conaway	Director

/S/ VINCENT D. FOSTER Vincent D. Foster	Director

/S/ BERNARD FRIED Bernard Fried	Director

/S/ LOUIS C. GOLM Louis C. Golm	Director

Signature	Title

/S/ WORTHING F. JACKMAN Worthing F. Jackman	Director

/S/ BRUCE RANCK Bruce Ranck	Chairman of the Board of Directors

/S/ MARGARET B. SHANNON Margaret B. Shannon	Director

/S/ PAT WOOD, III Pat Wood, III	Director

EXHIBIT INDEX

Exhibit No.		Description

2.1	—

Stock Purchase Agreement dated as of November 19, 2012, among Quanta Services, Inc., Infrasource FI LLC, Dycom Industries, Inc. and PBG Acquisition III, LLC (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed November 21, 2012 and incorporated herein by reference)

3.1	—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2	—	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed January 17, 2014 and incorporated herein by reference

3.3	—

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

Amendment No. 1 to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-13831) filed August 9, 2013 and incorporated herein by reference)

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

10.11*	—

Form of Restricted Stock Unit Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 8, 2013 and incorporated herein by reference)

10.12*	—

Form of Restricted Stock Unit Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2013 (No. 001-13831) filed May 8, 2013 and incorporated herein by reference

10.13*	—

Employment Agreement dated March 24, 2011, effective as of May 19, 2011, by and between Quanta Services, Inc. and James F. O’Neil III (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 25, 2011 and incorporated herein by reference)

10.14*	—

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

10.16*	—

Employment Agreement dated December 20, 2012, effective as of January 1, 2013, by and between Quanta Services, Inc. and Earl C. Austin, Jr. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed December 21, 2012 and incorporated herein by reference)

10.17*	—

Employment Agreement dated effective March 6, 2013 by and between Quanta Services, Inc. and Gérard J. Sonnier (previously filed as Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2013 (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.18*	—	2013 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 8, 2013 and incorporated herein by reference)

10.19*	—

Director Compensation Summary effective as of the 2013 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-13831) filed August 9, 2013 and incorporated herein by reference)

10.20*	—

Quanta Services, Inc. Non-Employee Director Deferred Compensation Plan dated effective April 30, 2013, including the Cash Deferral Election Form (previously filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2013 (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.21*	—

Restricted Stock Unit Deferral Election Form, pursuant to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2013 (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.22*	—

Quanta Services, Inc. Nonqualified Deferred Compensation Plan dated January 22, 2014, including the Adoption Agreement and Plan Document (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 27, 2014 and incorporated herein by reference)

Exhibit No.		Description

10.23*	—	Form of Amended and Restated Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 31, 2012 and incorporated herein by reference)

10.24*	—

Letter Agreement dated November 19, 2012, effective as of December 3, 2012, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2012 (No. 001-13831) filed March 1, 2013 and incorporated herein by reference)

10.25*	—

Letter Agreement dated November 19, 2012, effective as of December 3, 2012, by and between Quanta Services, Inc. and Darren B. Miller (previously filed as Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2012 (No. 001-13831) filed March 1, 2013 and incorporated herein by reference)

10.26*	—

Consulting Agreement dated effective December 4, 2012, by and between Quanta Services, Inc. and Darren B. Miller (previously filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2012 (No. 001-13831) filed March 1, 2013 and incorporated herein by reference)

10.27	—

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

10.28	—

Third Amended and Restated Security Agreement dated as of October 30, 2013, among Quanta Services, Inc., the other Debtors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed November 5, 2013 and incorporated herein by reference)

10.29	—

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

First Amendment to Intercreditor Agreement dated December 3, 2012 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-13831) filed August 9, 2013 and incorporated herein by reference)

10.34	—

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

10.35	—

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

10.36	—

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

10.37	—

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

10.38	—

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

10.39	—

Sixth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of December 3, 2012, among Federal Insurance Company, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.32 to the Company’a Form 10-K for the year ended December 31, 2012 (No. 001-13831) filed March 1, 2013 and incorporated herein by reference)

Exhibit No.		Description

21.1^	—	Subsidiaries

23.1^	—	Consent of PricewaterhouseCoopers LLP

31.1^	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS^		XBRL Instance Document

101.SCH^		XBRL Taxonomy Extension Schema Document

101.CAL^		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB^		XBRL Taxonomy Extension Label Linkbase Document

101.PRE^		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF^		XBRL Taxonomy Extension Definition Linkbase Document

*	Management contracts or compensatory plans or arrangements
^	Filed with this Annual Report on Form 10-K
†	Furnished with this Annual Report on Form 10-K