Form 10-Q
period 2014-03-31
QUANTA SERVICES INC
filed 2014-05-08
CIK 1050915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2014, the number of outstanding shares of Common Stock of the Registrant was 213,460,471. As of the same date, 3,500,000 exchangeable shares associated with one share of Series F Preferred Stock were outstanding, and 899,858 exchangeable shares associated with one share of Series G Preferred Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$273,340	$488,777
Accounts receivable, net of allowances of $5,186 and $5,215	1,501,857	1,439,115
Costs and estimated earnings in excess of billings on uncompleted contracts	274,966	213,478
Inventories	35,604	31,877
Prepaid expenses and other current assets	128,690	140,071

Total current assets	2,214,457	2,313,318
Property and equipment, net of accumulated depreciation of $657,326 and $631,939	1,269,656	1,205,608
Other assets, net	290,887	285,725
Other intangible assets, net of accumulated amortization of $230,712 and $223,355	219,573	207,877
Goodwill	1,832,047	1,780,717

Total assets	$5,826,620	$5,793,245

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and notes payable	$1,650	$1,181
Accounts payable and accrued expenses	772,185	802,180
Billings in excess of costs and estimated earnings on uncompleted contracts	208,640	239,106

Total current liabilities	982,475	1,042,467
Long-term debt and notes payable, net of current maturities	4,556	1,053
Deferred income taxes	249,717	244,256
Insurance and other non-current liabilities	273,196	264,150

Total liabilities	1,509,944	1,551,926

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 225,801,098 and 224,968,797 shares issued, and 213,450,109 and 212,942,767 shares outstanding	2	2
Exchangeable Shares, no par value, 4,399,858 and 3,500,000 shares issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Series G Preferred Stock, $.00001 par value, 1 share and 0 shares authorized, issued and outstanding	—	—
Additional paid-in capital	3,463,181	3,416,585
Retained earnings	1,124,485	1,070,077
Accumulated other comprehensive income (loss)	(55,219)	(37,236)
Treasury stock, 12,350,989 and 12,026,030 common shares, at cost	(226,644)	(215,240)

Total stockholders’ equity	4,305,805	4,234,188
Noncontrolling interests	10,871	7,131

Total equity	4,316,676	4,241,319

Total liabilities and equity	$5,826,620	$5,793,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$1,762,574	$1,585,710
Cost of services (including depreciation)	1,490,503	1,347,437

Gross profit	272,071	238,273
Selling, general and administrative expenses	173,331	113,681
Amortization of intangible assets	8,245	5,301

Operating income	90,495	119,291
Interest expense	(982)	(502)
Interest income	1,545	522
Other income (expense), net	643	(513)

Income before income taxes	91,701	118,798
Provision for income taxes	33,053	41,941

Net income	58,648	76,857
Less: Net income attributable to noncontrolling interests	4,240	4,776

Net income attributable to common stock	$54,408	$72,081

Earnings per share attributable to common stock - basic and diluted	$0.25	$0.34

Shares used in computing earnings per share:
Weighted average basic shares outstanding	219,033	213,453

Weighted average diluted shares outstanding	219,075	213,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$58,648	$76,857
Other comprehensive income (loss), net of tax provision:

Foreign currency translation adjustment, net of tax of $0 and $0	(17,965)	(13,743)
Other, net of tax of $6 and $0	(18)	—

Other comprehensive income (loss)	(17,983)	(13,743)

Comprehensive income	40,665	63,114

Less: Comprehensive income attributable to noncontrolling interests	4,240	4,776

Total comprehensive income attributable to Quanta stockholders	$36,425	$58,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$58,648	$76,857
Adjustments to reconcile net income to net cash provided by (used in) operating activities —
Depreciation	36,865	31,880
Amortization of intangible assets	8,245	5,301
Amortization of debt issuance costs	275	218
Amortization of deferred revenues	(2,746)	(2,505)
Gain on sale of property and equipment	(305)	(282)
Foreign currency (gain) loss	(266)	502
Provision for doubtful accounts	48	1,508
Non-cash portion of arbitration expense	10,518	—
Deferred income tax provision (benefit)	8,086	(1,122)
Non-cash stock-based compensation	10,298	8,036
Tax impact of stock-based equity awards	(123)	—
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(61,480)	30,843
Costs and estimated earnings in excess of billings on uncompleted contracts	(46,946)	(65,030)
Inventories	(1,923)	497
Prepaid expenses and other current assets	(368)	13,548
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	(50,999)	(47,634)
Billings in excess of costs and estimated earnings on uncompleted contracts	(31,632)	(10,504)
Other, net	3,272	2,019

Net cash provided by (used in) operating activities	(60,533)	44,132

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	2,493	1,544
Additions of property and equipment	(71,418)	(57,637)
Cash paid for acquisitions, net of cash acquired	(76,368)	(977)
Investments in and return on equity from unconsolidated affiliates	—	(8,545)
Cash received from (paid for) other investments	259	—

Net cash used in investing activities	(145,034)	(65,615)

Cash Flows from Financing Activities:
Borrowings under credit facility	2,370	—
Payments under credit facility	(2,370)	—
Payments on other long-term debt	(10,293)	—
Distributions to noncontrolling interests	(500)	(5,454)
Tax impact of stock-based equity awards	123	—
Exercise of stock options	424	497

Net cash used in financing activities	(10,246)	(4,957)

Effect of foreign exchange rate changes on cash and cash equivalents	376	(1,642)
Net decrease in cash and cash equivalents	(215,437)	(28,082)
Cash and cash equivalents, beginning of period	488,777	394,701

Cash and cash equivalents, end of period	$273,340	$366,619

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for —
Interest paid	$(1,268)	$(462)
Income taxes paid	$(87,712)	$(91,581)
Income tax refunds	$238	$6

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

Oil and Gas Infrastructure Services Segment

The Oil and Gas Infrastructure Services segment provides comprehensive network solutions to customers involved in the development and transportation of natural gas, oil and other pipeline products. Services performed by the Oil and Gas Infrastructure Services segment generally include the design, installation, repair and maintenance of pipeline transmission and distribution systems, gathering systems, production systems and compressor and pump stations, as well as related trenching, directional boring and automatic welding services. In addition, this segment’s services include pipeline protection, integrity testing, rehabilitation and replacement, fabrication of pipeline support systems and related structures and facilities. Quanta also serves the offshore and inland water energy markets, primarily providing services to oil and gas exploration platforms, including mechanical installation (or “hook-ups”), electrical and instrumentation, pre-commissioning and commissioning, coatings. fabrication, pipeline construction, integrity services and marine asset repair. To a lesser extent, this segment designs, installs and maintains airport fueling systems as well as water and sewer infrastructure.

Fiber Optic Licensing and Other Segment

The Fiber Optic Licensing and Other segment designs, procures, constructs, maintains and owns fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under these agreements, customers are provided the right to use a portion of the capacity of a fiber optic network, with the network owned and maintained by Quanta. Additionally, the Fiber Optic Licensing and Other segment provides lit services, with Quanta providing network management services to customers as well as owning the electronic equipment necessary to make the fiber optic network operational. This segment serves customers in multiple institutional sectors, including communications carriers as well as education, financial services, healthcare and other business enterprises with high bandwidth

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions. The Fiber Optic Licensing and Other segment also provides various telecommunication infrastructure services on a limited and ancillary basis, primarily to Quanta’s customers in the electric power industry.

Acquisitions

During the first quarter of 2014, Quanta completed five acquisitions. Four of these five companies are electric power infrastructure services companies located in Canada. The fifth company is a general engineering and construction company, based in California, specializing in hydrant fueling, waterfront and utility construction for U.S. Department of Defense military bases, and is generally included in Quanta’s Oil and Gas Infrastructure Services segment. During 2013, Quanta acquired six businesses, which included electric power infrastructure services companies and oil and gas infrastructure services companies based in the U.S., Canada and Australia.

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

Quanta recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta and its subsidiaries included in Quanta’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 3, 2014.

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

Reclassifications

Certain reclassifications have been made to prior year’s balance sheet to conform to classifications used in the current year.

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $273.3 million and $488.8 million as of March 31, 2014 and December 31, 2013. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which are carried at fair value. At March 31, 2014 and December 31, 2013, cash equivalents were $66.5 million and $247.8 million, which consisted primarily of money market mutual funds and are discussed further in “Fair Value Measurements” below. As of March 31, 2014 and December 31, 2013, cash and cash equivalents held in domestic bank accounts were approximately $134.1 million and $236.7 million, and cash and cash equivalents held in foreign bank accounts were approximately $139.2 million and $252.1 million.

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect Quanta’s ability to collect amounts due from them. As of March 31, 2014 and December 31, 2013, Quanta had total allowances for doubtful accounts of approximately $5.2 million, all of which were included as a reduction of net current accounts receivable. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of March 31, 2014 and December 31, 2013 were approximately $194.6 million and $194.5 million and were included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months were included in other assets, net, and as of March 31, 2014 and December 31, 2013 were $55.6 million and $50.8 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At March 31, 2014 and December 31, 2013, the balances of unbilled receivables included in accounts receivable were approximately $211.9 million and $179.2 million.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate Quanta for services rendered, which may be measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the material associated with Quanta’s work is owner-furnished and is therefore not included in contract revenues and costs. The cost estimation process is based on professional knowledge and experience of Quanta’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore Quanta’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. These factors are routinely evaluated on a project by project basis throughout the project term, and the impact of corresponding revisions in management’s estimates of contract value, contract cost and contract profit are recorded as necessary in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. Quanta’s operating results for the three months ended March 31, 2014 were impacted by less than 5% as a result of changes in contract estimates related to projects that were in progress at December 31, 2013.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of March 31, 2014 and December 31, 2013, Quanta had approximately $247.2 million and $241.8 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business. The March 31, 2014 and December 31, 2013 balances of recognized change orders and

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

claims included a change order from the Sunrise Powerlink project, an electric power infrastructure services project, primarily as a result of multiple customer-directed changes to the construction schedule which required PAR Electrical Contractors, Inc. (PAR), a wholly-owned subsidiary of Quanta, to significantly increase its resources to the project in order to meet the customer required completion date. Revenues of approximately $165 million associated with this change order were accrued and recognized as a component of costs and estimated earnings in excess of billings on uncompleted contracts in prior years. Following completion of the project, PAR and its customer, San Diego Gas & Electric Company (SDG&E), had ongoing meetings to review project scope, costs and performance criteria in order to reach resolution on the additional work performed and pricing of the change order under the contract, which resulted in PAR and SDG&E being in agreement as to PAR’s direct costs incurred in completing the project. Although the parties agreed upon PAR’s direct costs, the parties have been unsuccessful in agreeing on the final amount owed to PAR. As a result, PAR initiated arbitration proceedings in the fourth quarter of 2013 pursuant to a contractually agreed upon dispute resolution process. See Legal Proceedings - Sunrise Powerlink Arbitration in Note 10 for additional information. Quanta reclassified the recognized balance related to this contract from costs and estimated earnings in excess of billings on uncompleted contracts into other assets, net as this process is not expected to conclude within the next twelve months. As of March 31, 2014, no interest has been accrued related to this long-term receivable since the arbitration process is still ongoing. The aggregate contract price adjustments discussed above represent management’s best estimate of additional contract revenues which have been earned and which management believes are probable of collection. The amounts ultimately realized by Quanta upon final acceptance by its customers could be higher or lower than such estimated amounts. Although Quanta believes that it is entitled to the amount PAR is seeking in the matter related to the Sunrise Powerlink project, due to the nature of those proceedings, an adverse result in that matter could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.

Fiber Optic Licensing — The fiber optic licensing business constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of March 31, 2014 and December 31, 2013, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $49.7 million and $48.8 million and are recognized as deferred revenue, with $41.6 million and $40.2 million considered to be long-term and included in other non-current liabilities. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at March 31, 2014 were as follows (in thousands):

Minimum Future Licensing Revenues
Year Ending December 31 —
Remainder of 2014	$61,418
2015	57,394
2016	47,581
2017	38,096
2018	28,080
Thereafter	133,227

Fixed non-cancelable minimum licensing revenues	$365,796

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As of March 31, 2014, the total amount of unrecognized tax benefits relating to uncertain tax positions was $51.2 million, an increase from December 31, 2013 of $2.4 million. This increase in unrecognized tax benefits is primarily due to tax positions expected to be taken for 2014. Certain subsidiaries are under examination by various U.S. state and Canadian federal tax authorities for multiple periods. Quanta believes that it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease up to $11.0 million as a result of settlement of these audits or as a result of the expiration of certain statute of limitations periods.

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

Collective Bargaining Agreements

Some of Quanta’s operating units are parties to various collective bargaining agreements with unions that represent certain of their employees. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to those in the expiring agreements. The agreements

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

require the operating units to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. Quanta’s multi-employer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on its union employee payrolls. The location and number of union employees that Quanta employs at any given time and the plans in which they may participate vary depending on the projects Quanta has ongoing at any time and the need for union resources in connection with those projects. Therefore, Quanta is unable to accurately predict the union employee payroll and the amount of the resulting multi-employer pension plan contribution obligation for future periods.

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

Compensation expense associated with liability based awards, such as RSUs that are expected to be settled in cash, is recognized based on a remeasurement of the fair value of the award at the end of each reporting period. RSUs to be settled in cash are intended to provide the holders with cash performance incentives that are substantially equivalent to the risks and rewards of equity ownership in Quanta. RSUs to be settled in cash typically vest in equal installments over a two-year or three-year period following the date of grant, and are subject to forfeiture under certain conditions, primarily termination of service. Upon vesting of RSUs to be settled in cash, the holders receive for each vested RSU an amount in cash equal to the fair market value on the vesting date of one share of Quanta common stock, as specified in the applicable award agreement.

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

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents were categorized as Level 1 assets at March 31, 2014 and December 31, 2013, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Quanta also uses fair value measurements in connection with the valuation of its investments in private company equity interests and financing instruments. These valuations require significant management judgment due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets. Typically, the initial costs of these investments are considered to represent fair market value, as such amounts are negotiated between willing market participants. On a quarterly basis, Quanta performs an evaluation of its investments to determine if an other-than-temporary decline in the value of each investment has occurred and whether the recorded amount of each investment will be realizable. If an other-than-temporary decline in the value of an investment occurs, a fair value analysis would be performed to determine the degree to which the investment was impaired and a corresponding charge to earnings would be recorded during the period. These types of fair market value assessments are similar to other nonrecurring fair value measures used by Quanta, which include the use of significant judgment and available relevant market data. Such market data may include observations of the valuation of comparable companies, risk adjusted discount rates and an evaluation of the expected performance of the underlying portfolio asset, including historical and projected levels of profitability or cash flows. In addition, a variety of additional factors may be reviewed by management, including, but not limited to, contemporaneous financing and sales transactions with third parties, changes in market outlook and the third-party financing environment.

3.	NEW ACCOUNTING PRONOUNCEMENTS:

Adoption of New Accounting Pronouncements

On January 1, 2014, Quanta adopted an update that provides guidance on the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists as of the reporting date. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The impact of the adoption of this standard did not have a material effect on Quanta’s consolidated financial statements.

Accounting Standards Not Yet Adopted

In April of 2014, the FASB issued an update that changes the requirement for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the entity or group of components of an entity meets the criteria to be classified as held for sale or when it is disposed of by sale or other than by sale. The update also requires additional disclosures about discontinued operations, a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, and an entity’s significant continuing involvement with a discontinued operation. The update is effective prospectively for fiscal years beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously issued financial statements. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements and is planning to adopt this guidance effective January 1, 2015.

4.	ACQUISITIONS:

2014 Acquisitions

During the first quarter of 2014, Quanta completed five acquisitions. Four of these five companies are electric power infrastructure services companies located in Canada. The fifth company is a general engineering

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and construction company, based in California, specializing in hydrant fueling, waterfront and utility construction for the U.S. Department of Defense and is generally included in Quanta’s Oil and Gas Infrastructure Services segment. The aggregate consideration paid for these acquisitions consisted of approximately $79.9 million in cash, 393,052 shares of Quanta common stock and 899,858 exchangeable shares of a Canadian subsidiary of Quanta that are substantially equivalent to, and exchangeable on a one-for-one basis for, Quanta common stock. In addition, Quanta issued one share of Series G preferred stock with voting rights equivalent to Quanta common stock equal to the number of exchangeable shares outstanding at any time. The aggregate value of the above issued securities on the respective closing dates of the acquisitions totaled approximately $36.6 million. As these transactions were effective during the first quarter of 2014, the results are included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable Quanta to further enhance its electric power infrastructure service offerings in Canada and its oil and gas infrastructure service offerings in the U.S.

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

The following table summarizes the aggregate consideration paid through March 31, 2014 for the 2014 and 2013 acquisitions and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates. This allocation requires a significant use of estimates and is based on information that was available to management at the time these consolidated financial statements were prepared (in thousands).

	2014	2013
Consideration:
Value of Quanta common stock and exchangeable shares issued	$36,604	$88,895
Cash paid	79,927	341,064

Fair value of total consideration transferred	$116,531	$429,959

Current assets	$52,986	$193,895
Property and equipment	33,387	60,988
Other assets	3,373	1,009
Identifiable intangible assets	21,048	55,124
Current liabilities	(41,281)	(127,430)
Deferred tax liabilities, net	(3,692)	(4,083)
Other long-term liabilities	(3,935)	(5,350)

Total identifiable net assets	61,886	174,153
Goodwill	54,645	255,806

	$116,531	$429,959

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of current assets acquired in 2014 included accounts receivable with a fair value of $31.1 million. The fair value of current assets acquired in 2013 included accounts receivable with a fair value of $83.9 million.

Goodwill represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed. The 2014 and 2013 acquisitions strategically expanded Quanta’s Canadian and Australian service offerings and enhanced its domestic electric power and oil and gas service offerings, which Quanta believes contributes to the recognition of the goodwill. In connection with the 2014 acquisitions, goodwill of $47.0 million was recorded for reporting units included within Quanta’s electric power division and $7.6 million was recorded for reporting units included within Quanta’s oil and gas infrastructure division at March 31, 2014. In connection with the 2013 acquisitions, goodwill of $112.5 million was recorded for reporting units included within Quanta’s electric power division and $143.3 million was recorded for reporting units included within Quanta’s oil and gas infrastructure division at December 31, 2013. Goodwill of approximately $7.6 million and $213.6 million is expected to be deductible for income tax purposes related to the businesses acquired in 2014 and 2013.

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

	Three Months Ended March 31,
	2014	2013
Revenues	$1,766,756	$1,785,809
Gross profit	$271,736	$277,641
Selling, general and administrative expenses	$174,359	$128,020
Amortization of intangible assets	$8,326	$9,236
Net income	$57,675	$89,915
Net income attributable to common stock	$53,435	$85,139

Earnings per share attributable to common stock - basic and diluted	$0.24	$0.39

The pro forma combined results of operations for the three months ended March 31, 2014 and 2013 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2014 acquisitions as if they occurred January 1, 2013. The pro forma combined results of operations for the three months ended March 31, 2013 have also been prepared by adjusting the historical results of Quanta to include the historical results of the 2013 acquisitions as if they occurred January 1, 2012. These pro forma combined historical results were then adjusted for the following: a reduction of interest expense and interest income as a result of the repayment of outstanding indebtedness, a reduction of interest income as a result of the cash consideration paid net of cash received, an increase in amortization expense due to the incremental intangible assets recorded related to the 2014 and 2013 acquisitions, an increase or decrease in depreciation expense within cost of services related to the net impact of adjusting acquired property and equipment to the acquisition date fair value and conforming depreciable lives with Quanta’s accounting policies, an increase in the number of outstanding shares of Quanta common stock and certain reclassifications to conform the acquired companies’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from the 2014 and 2013 acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenues of approximately $37.0 million and income (loss) before income taxes of approximately $(0.1) million, which includes $4.2 million of acquisition costs, were included in Quanta’s consolidated results of operations for the three months ended March 31, 2014 related to the 2014 acquisitions following their respective dates of acquisition.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Division	Oil and Gas Infrastructure Division	Fiber Optic Licensing Division	Total
Goodwill balance at December 31, 2013	$1,168,084	$277,843	$334,790	$1,780,717
Goodwill acquired during 2014	47,089	7,556	—	54,645
Foreign currency translation related to goodwill	(5,261)	1,946	—	(3,315)

Goodwill balance at March 31, 2014	$1,209,912	$287,345	$334,790	$1,832,047

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

Activity in Quanta’s intangible assets consisted of the following (in thousands):

	As of		Three Months Ended			As of
	December 31, 2013		March 31, 2014			March 31, 2014
	Intangible Assets	Accumulated Amortization	Amortization Expense	Additions	Foreign Currency Adjustments	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$199,224	$(59,417)	$(3,650)	$11,131	$195	$147,483	10.6
Backlog	136,831	(127,233)	(2,957)	4,908	730	12,279	0.9
Trade names	40,342	(4,228)	(466)	3,917	(1,954)	37,611	22.7
Non-compete agreements	28,895	(22,861)	(652)	688	(71)	5,999	3.3
Patented rights and developed technology	21,440	(9,616)	(520)	404	(7)	11,701	5.1

Total intangible assets subject to amortization	426,732	(223,355)	(8,245)	21,048	(1,107)	215,073	11.6
Other intangible assets not subject to amortization	4,500	—	—	—	—	4,500	N/A

Total intangible assets	$431,232	$(223,355)	$(8,245)	$21,048	$(1,107)	$219,573	N/A

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization expense for intangible assets was $8.2 million and $5.3 million for the three months ended March 31, 2014 and 2013. The estimated future aggregate amortization expense of intangible assets as of March 31, 2014 is set forth below (in thousands):

For the Fiscal Year Ending December 31,
Remainder of 2014	$25,088
2015	21,875
2016	20,503
2017	19,043
2018	18,776
Thereafter	109,788

Total	$215,073

6.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 are illustrated below (in thousands):

	Three Months Ended March 31,
	2014	2013
AMOUNTS ATTRIBUTABLE TO COMMON STOCK:
Net income attributable to common stock	$54,408	$72,081

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings per share	219,033	213,453
Effect of dilutive stock options	42	59

Weighted average shares outstanding for diluted earnings per share	219,075	213,512

For purposes of calculating diluted earnings per share, there were no adjustments required to derive Quanta’s net income attributable to common stock. The outstanding exchangeable shares of a Canadian subsidiary of Quanta that were issued pursuant to the acquisition of Valard Construction LP and certain of its affiliated entities (Valard) on October 25, 2010, which are exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in weighted average shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2014 and 2013. Additionally, the outstanding exchangeable shares of a Canadian subsidiary of Quanta that were issued pursuant to the acquisition of Northstar Energy Services Inc. and Northstar Transport Services Inc. (Northstar) on January 14, 2014, which are also exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in weighted average shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2014, weighted for the portion of the period they were outstanding.

7.	DEBT OBLIGATIONS:

Credit Facility

On October 30, 2013, Quanta entered into a credit agreement which amended and restated its prior facility with various lenders. The credit agreement provides for a $1.325 billion senior secured revolving credit facility maturing October 30, 2018. Up to $400.0 million of the facility is available for revolving loans and letters of

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

credit in certain alternative currencies in addition to the U.S. dollar. The entire amount of the facility is available for the issuance of letters of credit. Up to $50.0 million of the facility is available for swing line loans in U.S. dollars, up to $30.0 million of the facility is available for swing line loans in Canadian dollars and up to $20.0 million of the facility is available for swing line loans in Australian dollars. In addition, subject to the conditions specified in the credit agreement, Quanta has the option to increase the revolving commitments under the credit agreement by up to an additional $300.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes.

As of March 31, 2014, Quanta had approximately $213.5 million of letters of credit issued, $186.7 million of which was denominated in U.S. dollars and $26.8 million of which was denominated in Australian or Canadian dollars, and no outstanding borrowings under the credit facility. The remaining $1.11 billion was available for borrowings or issuing new letters of credit.

Prior to April 1, 2014, amounts borrowed under the credit agreement in U.S. dollars bore interest, at Quanta’s option, at a rate equal to either (a) the Eurocurrency Rate (as defined in the credit agreement) plus 1.25%, or (b) the Base Rate (as described below) plus 0.25%. Amounts borrowed as revolving loans under the credit agreement in any currency other than U.S. dollars bore interest at a rate equal to the Eurocurrency Rate plus 1.25%. Standby letters of credit issued under the credit agreement were subject to a letter of credit fee of 1.25%, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations were subject to a letter of credit fee of 0.75%. Quanta was also subject to a commitment fee of 0.20% on any unused availability under the credit agreement.

Effective April 1, 2014, amounts borrowed under the credit agreement in U.S. dollars bear interest, at Quanta’s option, at a rate equal to either (a) the Eurocurrency Rate plus 1.125% to 2.125%, as determined based on Quanta’s Consolidated Leverage Ratio (as described below), or (b) the Base Rate plus 0.125% to 1.125%, as determined based on Quanta’s Consolidated Leverage Ratio. Amounts borrowed as revolving loans under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.125% to 2.125%, as determined based on Quanta’s Consolidated Leverage Ratio. Standby letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.125% to 2.125%, based on Quanta’s Consolidated Leverage Ratio, and Performance Letters of Credit issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.675% to 1.275%, based on Quanta’s Consolidated Leverage Ratio. Quanta is also subject to a commitment fee of 0.20% to 0.40%, based on its Consolidated Leverage Ratio, on any unused availability under the credit agreement.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a Consolidated Interest Coverage Ratio, in each case as specified in the credit agreement. The credit agreement limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on assets. The credit agreement also allows for cash payments for dividends and stock repurchases subject to compliance with the following requirements on a post-incurrence basis: (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants described above; and (iii) at least $100 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of March 31, 2014, Quanta was in compliance with all of the covenants in the credit agreement.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8.	EQUITY:

Exchangeable Shares and Series F and Series G Preferred Stock

In connection with the acquisition of Valard on October 25, 2010, certain former owners of Valard received exchangeable shares of a Canadian subsidiary of Quanta which may be exchanged at the option of the holder for Quanta common stock on a one-for-one basis. The holders of exchangeable shares can make an exchange only once in any calendar quarter and must exchange a minimum of either 50,000 shares or, if less, the total number of remaining exchangeable shares registered in the name of the holder making the request. Quanta also issued one share of Quanta Series F preferred stock to a voting trust on behalf of the holders of the exchangeable shares. The Quanta Series F preferred stock provides the holders of the exchangeable shares voting rights in Quanta common stock equivalent to the number of exchangeable shares outstanding at any time. The combination of the exchangeable shares and the share of Quanta Series F preferred stock gives the holders of the exchangeable shares rights equivalent to Quanta common stockholders with respect to dividends, voting and other economic rights. On March 26, 2013, 409,110 exchangeable shares were exchanged for Quanta common stock.

In connection with the acquisition of Northstar on January 14, 2014, the former owner of Northstar received exchangeable shares of a Canadian subsidiary of Quanta which may be exchanged at the option of the holder for Quanta common stock on a one-for-one basis. The holder of the exchangeable shares can make an exchange only once in any calendar quarter and must exchange a minimum of either 50,000 shares or, if less, the total number of remaining exchangeable shares. Quanta also issued one share of Quanta Series G preferred stock to the holder of the exchangeable shares. The Quanta Series G preferred stock provides the holder of the exchangeable shares voting rights in Quanta common stock equivalent to the number of exchangeable shares outstanding at any time. The combination of the exchangeable shares and the share of Quanta Series G preferred stock gives the holder of the exchangeable shares rights equivalent to Quanta common stockholders with respect to dividends, voting and other economic rights.

Treasury Stock

Under the stock incentive plans described in Note 9, the tax withholding obligations of employees upon vesting of restricted stock awards and RSUs settled in common stock are typically satisfied by Quanta making such tax payments and withholding a number of vested shares having a value on the date of vesting equal to the tax withholding obligation. As a result, Quanta withheld 324,959 and 296,874 shares of Quanta common stock during the three months ended March 31, 2014 and 2013, with a total market value of $11.4 million and $9.7 million, in each case for settlement of employee tax liabilities. These shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock. Under Delaware corporate law, treasury stock is not counted for quorum purposes or entitled to vote.

During the fourth quarter of 2013, Quanta’s board of directors approved a stock repurchase program authorizing Quanta to purchase, from time to time, up to $500.0 million of its outstanding common stock through December 31, 2016. As of March 31, 2014, there had been no repurchases under this plan. The shares and the related cost to acquire them will be accounted for as an adjustment to the balance of treasury stock.

Noncontrolling Interests

Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Typically, each joint venture is owned equally by its members. Quanta has determined that certain of these joint ventures are variable interest entities, with Quanta providing the majority of the infrastructure services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. Management has concluded that Quanta is the primary beneficiary of

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

each of these joint ventures and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as noncontrolling interests in the condensed consolidated financial statements. Income attributable to the other joint venture members has been accounted for as a reduction to net income in order to obtain net income attributable to common stock in the amount of $4.2 million and $4.8 million for the three months ended March 31, 2014 and 2013. Equity in the consolidated assets and liabilities of these joint ventures that is attributable to the other joint venture members has been accounted for as noncontrolling interests within total equity in the accompanying balance sheets.

The carrying value of the investments held by Quanta in all of its variable interest entities was approximately $10.9 million and $7.1 million at March 31, 2014 and December 31, 2013. The carrying value of investments held by the noncontrolling interests in these variable interest entities at March 31, 2014 and December 31, 2013 was $10.9 million and $7.1 million. During the three months ended March 31, 2014 and 2013, distributions to noncontrolling interests were $0.5 million and $5.5 million. There were no other changes in equity as a result of transfers to/from the noncontrolling interests during the three months ended March 31, 2014 or 2013. See Note 10 for further disclosures related to Quanta’s joint venture arrangements.

9.	EQUITY-BASED COMPENSATION:

Stock Incentive Plans

On May 19, 2011, Quanta’s stockholders approved the 2011 Omnibus Equity Incentive Plan (the 2011 Plan). The 2011 Plan provides for the award of non-qualified stock options, incentive (qualified) stock options (ISOs), stock appreciation rights, restricted stock, RSUs, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. The purpose of the 2011 Plan is to provide participants with additional performance incentives by increasing their proprietary interest in Quanta. Employees, directors, officers, consultants or advisors of Quanta or its affiliates are eligible to participate in the 2011 Plan, as are prospective employees, directors, officers, consultants or advisors of Quanta who have agreed to serve Quanta in those capacities. An aggregate of 11,750,000 shares of Quanta common stock may be issued pursuant to awards granted under the 2011 Plan.

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

Restricted Stock and RSUs To Be Settled in Common Stock

During each of the three months ended March 31, 2014 and 2013, Quanta granted 1.3 million shares of restricted stock and RSUs to be settled in common stock under the Plans. The grant date fair value for awards of restricted stock and RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. Restricted stock and RSU awards to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs in equal installments over a two-year or three-year period following the date of grant. During the restriction period, holders of restricted stock are entitled to vote and receive dividends on such shares.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three months ended March 31, 2014 and 2013, vesting activity consisted of 1.0 million and 0.9 million shares of restricted stock and RSUs settled in common stock with an approximate fair value at the time of vesting of $33.5 million and $24.3 million.

As of March 31, 2014, there was approximately $54.5 million of total unrecognized compensation cost related to unvested restricted stock and RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.26 years.

RSUs To Be Settled in Cash

Certain RSUs granted by Quanta under the Plans are intended to provide plan participants with cash performance incentives that are substantially equivalent to the risks and rewards of equity ownership in Quanta. These RSUs to be settled in cash typically vest in equal installments over a two-year or three-year period following the date of grant and are subject to forfeiture under certain conditions, primarily termination of service. Upon vesting of these RSUs, the holders receive for each vested RSU an amount in cash equal to the fair market value on the vesting date of one share of Quanta common stock, as specified in the applicable award agreement.

Compensation expense related to RSUs to be settled in cash was $0.7 million and $0.6 million for the three months ended March 31, 2014 and 2013. Such expense is recorded in selling, general and administrative expenses. RSUs that may be settled only in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $2.1 million and $0.5 million to settle liabilities related to cash-settled RSUs in the three months ended March 31, 2014 and 2013. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $0.7 million and $2.1 million at March 31, 2014 and December 31, 2013.

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

As of March 31, 2014, Quanta had outstanding capital commitments associated with investments in unconsolidated affiliates related to planned midstream infrastructure projects of approximately $13.1 million. Except for approximately $0.5 million that was paid in early April of 2014, Quanta is unable to determine the timing of these capital commitments, but anticipates them to be paid before the end of 2015.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of March 31, 2014 (in thousands):

Operating Leases

Year Ending December 31 —
Remainder of 2014	$47,014
2015	37,193
2016	29,349
2017	21,822
2018	15,250
Thereafter	25,652

Total minimum lease payments	$176,280

Rent expense related to operating leases was approximately $34.8 million and $24.3 million for the three months ended March 31, 2014 and 2013.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta has agreed to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At March 31, 2014, the maximum guaranteed residual value was approximately $329.5 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed capital for the expansion of its fiber optic network, although Quanta typically does not commit capital to new network expansions until it has a committed licensing arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of March 31, 2014, Quanta estimates these committed capital expenditures to be approximately $29.9 million for the period April 1, through December 31, 2014 and $0.4 million for 2015. Quanta also committed capital for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of March 31, 2014, production orders for approximately $18.1 million had been issued with delivery dates expected to occur throughout 2014. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta intends that these orders will be assigned to third party leasing companies and made available to Quanta under certain of its master equipment lease agreements, thereby releasing Quanta from its capital commitment.

Legal Proceedings

Quanta is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

National Gas Company of Trinidad and Tobago Arbitration. On October 1, 2010, Mears Group, Inc. (Mears), a wholly-owned subsidiary of Quanta, filed a request for arbitration with the International Chamber of Commerce in London against the National Gas Company of Trinidad and Tobago (NGC). The request for arbitration arose out of a contract between Mears and NGC for directional drilling services in connection with a shore approach of a natural gas pipeline. During pullback of the pipeline, a component on the drill rig operated by Mears failed, and the pipeline was lodged downhole. Subsequent efforts to salvage the pipeline by NGC, Mears and other parties failed to dislodge the pipeline. NGC subsequently hired a separate contractor to complete reworks.

Mears alleged breach of contract, among other things, and sought recovery for works performed, standby costs, demobilization costs, and other expenses, totaling approximately $16.5 million, including taxes, and additionally sought recovery of pre-judgment interest and attorneys’ fees and expenses. Mears contended in the arbitration that NGC breached the contract between the parties by providing a pipeline with insufficient buoyancy, weighing significantly more than the weight specified in the contract. In addition, Mears argued that NGC failed to provide a contractually required builders all-risk insurance policy naming Mears as an additional insured, which would have covered losses associated with a pullback failure. Moreover, Mears asserted that NGC agreed to indemnify Mears for losses to NGC’s equipment for events occurring during the project, and that any recovery by NGC was therefore barred.

NGC counterclaimed in the arbitration, asserting that Mears breached the contract and performed negligently by failing to provide a drilling component capable of withstanding loads during pullback and providing a hole of insufficient cleanliness such that debris and other materials contributed to excess forces experienced during Mears’ pullback of the pipeline. NGC sought recovery for the costs of the salvage operations, the cost of the reworks, as well as other costs, totaling approximately $79.5 million, and additionally sought recovery of pre-judgment interest and attorneys’ fees and expenses.

The arbitration hearings were completed during the third quarter of 2012. On March 20, 2014, the arbitration panel issued a decision in favor of NGC, which awarded $17.3 million in damages plus NGC attorneys’ fees and interest of approximately $11.0 million. As a result, Mears was unsuccessful in recovering any amounts sought in its claim against NGC and has written off approximately $10.5 million of accounts receivable associated with the NGC contract, resulting in an aggregate $38.8 million charge to selling, general and administrative expenses in the three months ended March 31, 2014.

Sunrise Powerlink Arbitration. On April 21, 2010, PAR, a wholly-owned subsidiary of Quanta, entered into a contract with SDG&E to construct a 117-mile electrical transmission line in Imperial and San Diego Counties, California, known as the Sunrise Powerlink project. Construction commenced on November 17, 2010, with commercial operations beginning on June 17, 2012, according to SDG&E. During the construction phase,

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

SDG&E directed multiple changes to the construction schedule that required PAR to significantly increase its resources to the project in order to meet the customer required completion date. The project also experienced numerous impacts beyond PAR’s control such as access delays and restrictions, as well as problems with customer supplied materials to the project. Following completion of the project, PAR and SDG&E had ongoing meetings to review project scope, costs and performance criteria in order to reach resolution on the additional work performed and pricing of the change order under the contract, which resulted in PAR and SDG&E being in agreement as to PAR’s direct costs incurred in completing the project. Although the parties agreed upon PAR’s direct costs, the parties have been unsuccessful in agreeing on the final amount owed to PAR.

As a result, PAR initiated arbitration proceedings in the fourth quarter of 2013 pursuant to a contractually agreed upon dispute resolution process. PAR contends that SDG&E breached its obligations under the contract and that, as a result, PAR is entitled to compensation in excess of $165 million plus interest and other relief that PAR may be entitled to under the contract and applicable law. In response, SDG&E disputed that PAR is entitled to the payment of any such additional amounts. On November 18, 2013, SDG&E set forth a counterclaim, which was clarified on January 24, 2014 to seek damages from PAR of approximately $32 million, for PAR’s alleged untimely performance and breach of the contract. Quanta believes that SDG&E’s assertions are without merit and that PAR is entitled to the amount sought in the arbitration process. The parties have initiated discovery and the matter is set for hearing before the arbitration panel in March 2015. Although Quanta believes it is entitled to the amount PAR is seeking, due to the nature of these proceedings, an adverse result in this matter could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.

SEC Notice. On March 10, 2014, the SEC notified Quanta of an inquiry into certain aspects of Quanta’s activities in certain foreign jurisdictions, including South Africa and the United Arab Emirates. The SEC also requested that Quanta take necessary steps to preserve and retain categories of relevant documents, including those pertaining to Quanta’s U.S. Foreign Corrupt Practices Act compliance program. The SEC has not alleged any violations of law by Quanta or its employees. Quanta has complied with the preservation request and is cooperating with the SEC.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2014, two customers accounted for approximately 13% and 10% of Quanta’s consolidated net position, which includes accounts receivable including long-term balances and costs and estimated earnings in excess of billings on uncompleted contracts less billings in excess of costs and unearned revenue. As of December 31, 2013, the same two customers accounted for approximately 15% and 11% of Quanta’s consolidated net position. The services provided to these customers relate primarily to Quanta’s Electric Power Infrastructure Services segment. Substantially all of the balance for the customer with 10% of consolidated net position as of March 31, 2014 and 11% at December 31, 2013 relates to the Sunrise Powerlink project with a long-term receivable balance related to a significant change order that is subject to a contractually agreed upon arbitration process. For additional information, see Legal Proceedings - Sunrise Powerlink Arbitration within this Note 10. Additionally, the customer with the 13% and 15% of consolidated net position at March 31, 2014 and December 31, 2013 also accounted for 14% of consolidated revenues for the three months ended March 31, 2013. No other customers represented 10% or more of revenues for the three months ended March 31, 2014 and 2013, and no other customers represented 10% or more of consolidated net position as of March 31, 2014 and December 31, 2013.

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

Losses under all of these insurance programs are accrued based upon Quanta’s estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of Quanta’s liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of March 31, 2014 and December 31, 2013, the gross amount accrued for insurance claims totaled $163.1 million and $161.8 million, with $122.0 million and $122.6 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of March 31, 2014 and December 31, 2013 were $9.3 million and $9.1 million, of which $0.7 million and $0.7 million were included in prepaid expenses and other current assets and $8.6 million and $8.4 million were included in other assets, net.

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

As of March 31, 2014, Quanta had $213.5 million in letters of credit outstanding under its credit facility primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2014 and 2015. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. As of March 31, 2014, the total amount of outstanding performance bonds was approximately $2.50 billion, and the estimated cost to complete these bonded projects was approximately $717.2 million.

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

Collective Bargaining Agreements

Some of Quanta’s operating units are parties to various collective bargaining agreements with unions that represent certain of their employees. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to those in the expiring agreements. From time to time, Quanta is a party to grievance actions based on claims arising out of the collective bargaining agreements. The agreements require the operating units to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. Quanta’s multi-employer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on its union employee payrolls. The location and number of union employees that Quanta employs at any given time and the plans in which they may participate vary depending on the projects Quanta has ongoing at any time and the need for union resources in connection with those projects. Therefore, Quanta is unable to accurately predict its union employee payroll and the amount of the resulting multi-employer pension plan contribution obligation for future periods.

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

The Central States Plan asserted that the withdrawal of the PLCA members was not effective in 2011, although Quanta believed at that time that a legally effective withdrawal had occurred during the fourth quarter of 2011. Certain other Quanta subsidiaries continued participation in the Central States Plan, and Quanta believes that it subsequently effected a complete withdrawal as of December 30, 2012. Although the federal district court for the Northern District of Illinois, Eastern Division, ruled that the withdrawal of the PLCA members was not effective in 2011, the PLCA appealed the decision, and the outcome of that appeal remains uncertain.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In December 2013, the Central States Plan filed a lawsuit against certain of Quanta’s subsidiaries alleging that contributions made to a new industry fund created after Quanta withdrew from the Central States Plan should have been made to the Central States Plan, which arguably would extend the date of withdrawal for those subsidiaries to 2014. Quanta has disputed these allegations on the basis that it has properly paid contributions to the new industry fund based on the terms of the collective bargaining agreements under which its subsidiaries participate.

On March 26, 2014, a Quanta subsidiary was notified of a Joint Committee decision relating to a grievance matter concluding that the Quanta subsidiary should have hired Teamsters under a specific collective bargaining agreement to perform certain jobs. Quanta disputes this decision and is weighing its appeal options. However, if the decision stands, there is an argument that the Quanta subsidiary owes back wages and benefits, including pension contributions, to two Teamsters employees as set forth in that collective bargaining agreement for work performed in 2013. The Central States Plan may argue that such pension contributions would be due to them from the Quanta subsidiary, which arguably would extend the date on which Quanta effected complete withdrawal from the Central States Plan to 2013. In addition, in March 2014, the Central States Plan provided revised estimates indicating that the withdrawal liability based on certain withdrawal scenarios from 2011 through 2014 could range between $40.1 million and $55.4 million.

The ultimate liability associated with the complete withdrawal of Quanta’s subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. Based on the previous estimates of liability associated with a complete withdrawal from the Central States Plan, and allowing for the exclusion of amounts believed by management to have been improperly included in such estimate, Quanta will seek to challenge and further negotiate the amount owed in connection with this matter. However, Quanta has recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within a revised range of estimated probable liability associated with the Central States Plan. Given the unknown nature of some of these factors, the final withdrawal liability cannot yet be determined with certainty; therefore the amount ultimately owed upon final settlement of these matters could be materially higher than the liability Quanta has recognized through March 31, 2014.

On October 9, 2013, Quanta acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of acquisition. The Central States Plan issued a notice and demand, dated March 13, 2013, to the acquired company for a withdrawal liability in the total amount of $6.9 million payable in installments. Based on legal arguments, the acquired company took the position that the amount of withdrawal liability payable to the Central States Plan as a result of its complete withdrawal was $4.8 million, of which approximately $4.1 million was outstanding as of March 31, 2014. The acquired company and Quanta have taken steps to challenge the amount of the assessment by the Central States Plan; however, payments in accordance with the terms of the Central States Plan’s demand letter are required to be made while the dispute is ongoing. Approximately $2.1 million of the purchase price was deposited into an escrow account on October 9, 2013 to fund any withdrawal obligation in excess of the $4.8 million initially demanded. Accordingly, the acquired company’s withdrawal from the Central States Plan is not expected to have a material impact on Quanta’s results of operations, financial condition or cash flows.

Indemnities

Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Quanta has also indemnified various parties against specified liabilities that those parties might incur in the future in connection

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

with Quanta’s previous acquisition or disposition of certain companies. The indemnities under acquisition or disposition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of March 31, 2014, except as otherwise set forth above in Legal Proceedings, Quanta does not believe any material liabilities for asserted claims exist against it in connection with any of these indemnity obligations.

11.	SEGMENT INFORMATION:

Quanta presents its operations under three reportable segments: (1) Electric Power Infrastructure Services, (2) Oil and Gas Infrastructure Services and (3) Fiber Optic Licensing and Other. This structure is generally based on the broad end-user markets for Quanta’s services. See Note 1 for additional information regarding Quanta’s reportable segments.

Quanta’s segment results are derived from the types of services provided across its operating units in each of the end user markets described above. Quanta’s entrepreneurial business model allows each of its operating units to serve the same or similar customers and to provide a range of services across end user markets. Quanta’s operating units are organized into one of three internal divisions, namely, the electric power division, oil and gas infrastructure division and fiber optic licensing division. These internal divisions are closely aligned with the reportable segments described above based on their operating units’ predominant type of work.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues:
Electric Power	$1,278,168	$1,180,983
Oil and Gas Infrastructure	445,857	358,932
Fiber Optic Licensing and Other	38,549	45,795

Consolidated	$1,762,574	$1,585,710

Operating income (loss):
Electric Power	$144,412	$132,550
Oil and Gas Infrastructure	(21,172)	10,357
Fiber Optic Licensing and Other	12,109	16,883
Corporate and non-allocated costs	(44,854)	(40,499)

Consolidated	$90,495	$119,291

Depreciation:
Electric Power	$17,564	$14,923
Oil and Gas Infrastructure	13,215	11,265
Fiber Optic Licensing and Other	4,318	4,051
Corporate and non-allocated costs	1,768	1,641

Consolidated	$36,865	$31,880

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

Foreign Operations

During the three months ended March 31, 2014 and 2013, Quanta derived $456.2 million and $299.2 million of its revenues from foreign operations. Of Quanta’s foreign revenues, approximately 84% and 96% was earned in Canada during the three months ended March 31, 2014 and 2013. In addition, Quanta held property and equipment of $226.1 million and $196.8 million in foreign countries, primarily Canada, as of March 31, 2014 and December 31, 2013. The increases in foreign revenues and assets were primarily due to the timing of the non-U.S. acquisitions described in Note 4.

12.	SUBSEQUENT EVENTS:

Acquisition

During the second quarter of 2014, Quanta completed the acquisition of a company that offers geotechnical and geological engineering services for the power transmission, mining, transportation, and water resources sectors in the U.S., Canada and select international markets. The consideration paid for this acquisition consisted of approximately $3.3 million in cash and will include shares of Quanta common stock valued at approximately $2.0 million as of the final determination date, which will be at the end of May 2014. As this transaction was

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

effective during the second quarter of 2014, the results will be included in Quanta’s consolidated financial statements beginning on the date of acquisition. This acquisition should enable Quanta to further enhance its electric power infrastructure service offerings in the U.S., Canada and select international markets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (SEC) on March 3, 2014 and is available on the SEC’s website at www.sec.gov and on our website, which is www.quantaservices.com. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified under the headings “Uncertainty of Forward-Looking Statements and Information” below in this Item 2 and “Risk Factors” in Item 1A of Part II of this Quarterly Report.

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

We report our results under three reportable segments: (1) Electric Power Infrastructure Services, (2) Oil and Gas Infrastructure Services and (3) Fiber Optic Licensing and Other. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the three months ended March 31, 2014 were approximately $1.76 billion, of which 72.5% was attributable to the Electric Power Infrastructure Services segment, 25.3% to the Oil and Gas Infrastructure Services segment and 2.2% to the Fiber Optic Licensing and Other segment.

Our customers include many of the leading companies in the industries we serve. We have developed strong strategic alliances with numerous customers and strive to develop and maintain our status as a preferred vendor to our customers. We enter into various types of contracts, including competitive unit price, hourly rate, cost-plus (or time and materials basis), and fixed price (or lump sum basis), the final terms and prices of which are frequently negotiated with the customer. Although the terms of our contracts vary considerably, most are made on either a unit price or fixed price basis in which we agree to do the work for a price per unit of work performed (unit price) or for a fixed amount for the entire project (fixed price). We complete a substantial majority of our fixed price projects, other than certain large transmission projects, within one year, while we frequently provide maintenance and repair work under open-ended unit price or cost-plus master service agreements that are renewable periodically.

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

Recent Investments, Acquisitions and Divestitures

During the first quarter of 2014, we completed five acquisitions. Four of these five companies are electric power infrastructure services companies located in Canada. The fifth company is a general engineering and construction company, based in California, specializing in hydrant fueling, waterfront and utility construction for U.S. Department of Defense military bases, and is generally included in our Oil and Gas Infrastructure Services segment. The aggregate consideration paid for these acquisitions consisted of approximately $79.9 million in cash, 393,052 shares of Quanta common stock and 899,858 exchangeable shares of a Canadian subsidiary of Quanta that are substantially equivalent to, and exchangeable on a one-for-one basis for, our common stock. In addition, we issued one share of Series G preferred stock with voting rights equivalent to our common stock equal to the number of exchangeable shares outstanding at any time. The aggregate value of the above issued securities on the respective closing dates of the acquisitions totaled approximately $36.6 million. As these transactions were effective during the first quarter of 2014, the results are included in our consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable us to further enhance our electric power infrastructure service offerings in Canada and our oil and gas infrastructure service offerings in the U.S.

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

Our backlog represents the amount of consolidated revenue that we expect to realize from future work under construction contracts, long-term maintenance contracts, master service agreements (MSAs) and licensing agreements. These estimates include revenues from the remaining portion of firm orders not yet completed and on which work has not yet begun, as well as revenues from change orders, renewal options, and funded and unfunded portions of government contracts to the extent that they are reasonably expected to occur. For purposes of calculating backlog, we include 100% of estimated revenues attributable to consolidated joint ventures and variable interest entities (VIEs). The following table presents our total backlog by reportable segment as of March 31, 2014 and December 31, 2013, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of		Backlog as of
	March 31, 2014		December 31, 2013
	12 Month	Total	12 Month	Total
Electric Power	$3,363,513	$6,187,118	$3,346,721	$5,964,061
Oil and Gas Infrastructure	1,509,267	2,281,719	1,515,612	2,218,503
Fiber Optic Licensing and Other	130,117	586,037	137,883	545,503

Total	$5,002,897	$9,054,874	$5,000,216	$8,728,067

Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues, regulatory requirements and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and while we did not experience any material cancellations during the current periods, most of our contracts may be terminated, typically upon 30 to 90 days notice, even if we are not in default under the contract. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends inherent in current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. In addition, many of our MSAs, as well as contracts for fiber optic licensing, are subject to renewal options. As of March 31, 2014 and December 31, 2013, MSAs accounted for approximately 35% and 31% of our estimated 12 month backlog and approximately 49% and 44% of total backlog. There can be no assurance as to our customers’ actual requirements or that our estimates are accurate.

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

These seasonal impacts are typical for our U.S. operations, but as our foreign operations continue to grow, we may see a lessening of this pattern impacting our quarterly revenues. For example, revenues in Canada are often higher in the first quarter as projects are accelerated so that work can be completed prior to the “break up”, as productivity is adversely affected by wet ground conditions during the warmer spring and summer months. Also, although revenues from Australia and other international operations have not been significant relative to our overall revenues to date, their seasonal patterns may differ from those in North America and may impact our seasonality more in the future.

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

We and our customers continue to operate in an uncertain business environment, with heightened regulatory and environmental requirements, stringent permitting processes and only gradual recovery in the economy from recessionary levels. We are closely monitoring our customers and the effect that changes in economic and market conditions have had or may have on them. Certain of our customers have reduced or delayed spending in recent years, which we attribute primarily to regulatory and permitting hurdles and negative economic and market conditions, and we anticipate that these issues may continue to affect demand for some of our services in the near-term. However, we believe that most of our customers, many of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long-term. You should read “Outlook” and “Understanding Margins” for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

Understanding Margins

Our gross margin is gross profit expressed as a percentage of revenues, and our operating margin is operating income expressed as a percentage of revenues. Cost of services, which is subtracted from revenues to obtain gross profit, consists primarily of salaries, wages and benefits to employees, depreciation, fuel and other equipment expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Selling, general and administrative expenses and amortization of intangible assets are then subtracted from gross profit to obtain operating income. Various factors — some controllable, some not — can impact our margins on a quarterly or annual basis.

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

Foreign currency risk. Our financial performance on a U.S. dollar denominated basis is subject to fluctuation in currency exchange rates. Fluctuations in exchange rates from our operations units with functional currencies other than the U.S. dollar, primarily our operating units with Canadian and Australian dollar functional currencies that translate their results into U.S. dollars for reporting purposes, could cause material fluctuations in quarter-to-quarter comparisons of our results of operations.

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

Results of Operations

As previously discussed, we have acquired certain businesses, the results of which have been included in the following results of operations beginning on their respective acquisition dates. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three month periods indicated (dollars in thousands):

Consolidated Results

	Three Months Ended March 31,
	2014		2013
Revenues	$1,762,574	100.0%	$1,585,710	100.0%
Cost of services (including depreciation)	1,490,503	84.6	1,347,437	85.0

Gross profit	272,071	15.4	238,273	15.0
Selling, general and administrative expenses	173,331	9.8	113,681	7.2
Amortization of intangible assets	8,245	0.5	5,301	0.3

Operating income	90,495	5.1	119,291	7.5
Interest expense	(982)	(0.1)	(502)	—
Interest income	1,545	0.1	522	—
Other income (expense), net	643	0.1	(513)	—

Income before income taxes	91,701	5.2	118,798	7.5
Provision for income taxes	33,053	1.9	41,941	2.7

Net income	58,648	3.3	76,857	4.8

Less: Net income attributable to noncontrolling interests	4,240	0.2	4,776	0.3

Net income attributable to common stock	$54,408	3.1%	$72,081	4.5%

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenues. Revenues increased $176.9 million, or 11.2%, to $1.76 billion for the three months ended March 31, 2014. This increase was primarily due to higher electric power infrastructure services revenues, which increased $97.2 million, or 8.2%, to $1.28 billion, primarily as a result of $69.0 million in revenues generated from acquired companies. Also contributing to the increase was higher revenues from oil and gas infrastructure services, which increased $86.9 million, or 24.2%, to $445.9 million, primarily due to $118.9 million in revenues generated from acquired companies. These increases were partially offset by a decrease in revenues from fiber optic licensing and other, which decreased $7.2 million, or 15.8%, to $38.5 million, primarily due to lower levels of ancillary telecommunication revenues, as certain larger projects completed in the first quarter of 2013 did not recur to the same extent in the first quarter of 2014.

Gross profit. Gross profit increased $33.8 million, or 14.2%, to $272.1 million for the three months ended March 31, 2014. This increase was primarily due to the impact of higher overall revenues earned from the Electric Power and Oil and Gas Infrastructure Services segments during the current period. Gross profit as a percentage of revenues increased to 15.4% for the three months ended March 31, 2014 from 15.0% for the three months ended March 31, 2013. This increase in gross margin was primarily attributable to improved performance in the Oil and Gas Infrastructure Services segment as well as higher revenues earned from both the Electric Power and Oil and Gas Infrastructure Services segments during the current period, which improved these segments’ ability to cover fixed operating costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $59.7 million, or 52.5%, to $173.3 million for the three months ended March 31, 2014. The increase was primarily attributable to an aggregate $38.8 million expense associated with an adverse arbitration decision regarding a contract dispute with the National Gas Company of Trinidad and Tobago (NGC) on a 2010 directional drilling project, as well as $13.6 million in incremental general and administrative costs associated with companies acquired since the first quarter of 2013 and $3.9 million in higher acquisition and integration costs. Selling, general and administrative expenses as a percentage of revenues increased from 7.2% for the three months ended March 31, 2013 to 9.8% for the three months ended March 31, 2014, due primarily to the impact of the adverse arbitration decision in favor of NGC and the higher acquisition and integration costs described above.

Amortization of intangible assets. Amortization of intangible assets increased $2.9 million to $8.2 million for the three months ended March 31, 2014. This increase was primarily due to increased amortization of intangibles associated with companies acquired since the first quarter of 2013, partially offset by reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized.

Interest expense. Interest expense increased $0.5 million to $1.0 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to the increase in unused capacity on our expanded credit facility and higher amortization of deferred financing costs following the amendment and restatement of our credit facility on October 30, 2013.

Interest income. Interest income was $1.5 million and $0.5 million for the three month periods ended March 31, 2014 and March 31, 2013. This increase was due to higher average interest rates during the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013.

Provision for income taxes. The provision for income taxes was $33.1 million for the three months ended March 31, 2014, with an effective tax rate of 36.0%. The provision for income taxes was $41.9 million for the three months ended March 31, 2013, with an effective tax rate of 35.3%. The higher effective rate for the three months ended March 31, 2014 was primarily due to differences in the geographical location of earnings compared to the three months ended March 31, 2013.

Segment Results

The following table sets forth segment revenues and segment operating income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2014		2013
Revenues:
Electric Power	$1,278,168	72.5%	$1,180,983	74.5%
Oil and Gas Infrastructure	445,857	25.3	358,932	22.6
Fiber Optic Licensing and Other	38,549	2.2	45,795	2.9

Consolidated revenues from external customers	$1,762,574	100.0%	$1,585,710	100.0%

Operating income (loss):
Electric Power	$144,412	11.3%	$132,550	11.2%
Oil and Gas Infrastructure	(21,172)	(4.7)	10,357	2.9
Fiber Optic Licensing and Other	12,109	31.4	16,883	36.9
Corporate and non-allocated costs	(44,854)	N/A	(40,499)	N/A

Consolidated operating income	$90,495	5.1%	$119,291	7.5%

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $97.2 million, or 8.2%, to $1.28 billion for the three months ended March 31, 2014. Revenues were positively impacted by approximately $69.0 million in revenues generated by acquired companies and from increased capital spending by our customers. Partially offsetting this increase were the impact on production of frigid weather conditions throughout much of North America and the quarter-over-quarter impact of less favorable Canadian dollar to U.S. dollar exchange rates. This compares to the three months ended March 31, 2013, which had mild weather and favorable working conditions that better accommodated production and allowed for certain work scheduled for the second quarter of 2013 to be accelerated into the first quarter of 2013.

Operating income increased $11.9 million, or 8.9%, to $144.4 million for the three months ended March 31, 2014. The increase in operating income was primarily due to the increase in segment revenues described above. Operating income as a percentage of segment revenues increased slightly to 11.3% for the quarter ended March 31, 2014 from 11.2% for the quarter ended March 31, 2013.

Oil and Gas Infrastructure Services Segment Results

Revenues for this segment increased $86.9 million, or 24.2%, to $445.9 million for the three months ended March 31, 2014. Revenues in the first quarter of 2014 were favorably impacted by approximately $118.9 million in revenues generated by acquired companies. Partially offsetting this increase was a decrease in revenues related to midstream projects during the first quarter of 2014 as compared to the first quarter of 2013 due to project timing as well as the impact on production of frigid weather conditions throughout much of North America in the first quarter of 2014 compared to mild winter conditions in the first quarter of 2013, which better accommodated production in the prior period.

Operating income decreased $31.5 million to a loss of $21.2 million for the quarter ended March 31, 2014 from $10.4 million for the quarter ended March 31, 2013. Operating income (loss) as a percentage of segment revenues decreased to negative 4.7% for the quarter ended March 31, 2014 from 2.9% for the quarter ended March 31, 2013. These decreases were primarily due to an aggregate $38.8 million expense associated with an adverse arbitration decision regarding a contract dispute with NGC on a 2010 directional drilling project, as well as the impact of an increase in the estimated withdrawal liability associated with the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan) based on certain withdrawal scenarios that increased our estimated range of probable liability. These decreases were partially offset by the contribution of higher mainline pipe revenues, which typically offer higher margin opportunities, and the favorable settlement of certain contract change orders during the current period.

Fiber Optic Licensing and Other Segment Results

Revenues for this segment decreased $7.2 million, or 15.8%, to $38.5 million for the three months ended March 31, 2014. This decrease in revenues was primarily due to lower levels of ancillary telecommunication service revenues during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 as certain larger projects completed in the prior year did not recur to the same extent as in 2013.

Operating income decreased $4.8 million, or 28.3%, to $12.1 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease in operating income was primarily due to the decrease in segment revenues described above. Operating income as a percentage of segment revenues for the quarter ended March 31, 2014 decreased to 31.4% as compared to 36.9% for the quarter ended March 31, 2013, primarily due to higher network maintenance costs and startup costs associated with our new lit service offerings.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended March 31, 2014 increased $4.4 million to $44.9 million as compared to the quarter ended March 31, 2013. This increase was primarily the result of $3.9 million in higher acquisition and integration costs, $2.7 million in higher consulting and other business development fees and a $2.9 million increase in amortization expense primarily due to the amortization of newly acquired intangible assets from 2014 and 2013 acquisitions. These increases were partially offset by lower incentive compensation costs quarter-over-quarter associated with current levels of operating activity and profitability.

Liquidity and Capital Resources

Cash Requirements

Our cash and cash equivalents totaled $273.3 million as of March 31, 2014. As of March 31, 2014 and December 31, 2013, cash and cash equivalents in domestic bank accounts were approximately $134.2 million and $236.7 million, and cash and cash equivalents held in foreign bank accounts were approximately $139.2 million and $252.1 million, primarily in Canada and Australia.

We were in compliance with the covenants under our credit facility at March 31, 2014. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. Capital expenditures are expected to total $300 million to $325 million for 2014, of which we have spent approximately $71.4 million through March 31, 2014. Approximately $50 million to $60 million of the expected 2014 capital expenditures are targeted for the expansion of our fiber optic networks.

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

If we were to repatriate indefinitely reinvested cash held outside the U.S., we could be subject to additional U.S. income and foreign withholding taxes. Because of the number of and variability of assumptions required, it is not practicable to determine the amount of any additional U.S. tax liability that may result if we decide to no longer indefinitely reinvest foreign earnings outside the U.S. If our intentions or U.S. tax laws change in the future, there may be a significant negative impact on the provision for income taxes and cash flows, as a result of recording an additional incremental tax liability in the period such change occurs.

Sources and Uses of Cash

As of March 31, 2014, we had cash and cash equivalents of $273.3 million and working capital of $1.23 billion. We also had $213.5 million of letters of credit outstanding and no revolving loans outstanding under our credit facility, with $1.11 billion available for borrowing or issuing new letters of credit under our credit facility.

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

Operating activities used net cash of $60.5 million during the three months ended March 31, 2014 as compared to providing $44.1 million during the three months ended March 31, 2013. The decrease in cash flows for operating activities was primarily a result of increased working capital requirements during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 associated with the ramp up on certain electric power transmission projects, as well as weather related delays in part of North America and the timing of project close-outs that affected the achievement of certain billing milestones.

Investing Activities

During the three months ended March 31, 2014, we used net cash in investing activities of $145.0 million as compared to $65.6 million in the three months ended March 31, 2013. Investing activities in the first quarter of 2014 included $71.4 million used for capital expenditures and $76.4 million used in connection with business acquisitions, partially offset by $2.5 million of proceeds from the sale of equipment. Investing activities in the first quarter of 2013 included $57.6 million used for capital expenditures, $8.5 million used for additional investments in unconsolidated affiliates and $1.0 million used for acquisitions, partially offset by $1.5 million of proceeds from the sale of equipment.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or magnitude of the potential cash outlays for these initiatives.

Financing Activities

During the three months ended March 31, 2014, net cash used in financing activities was $10.3 million as compared to $5.0 million used in financing activities in the three months ended March 31, 2013. Financing activities in the first quarter of 2014 included $10.3 million of debt repayments, primarily related to debt from acquired companies that was repaid shortly after the respective acquisition dates, and $0.5 million of cash payments to noncontrolling interests as distributions of joint venture profits. Financing activities in the first quarter of 2013 included $5.5 million of cash payments to noncontrolling interests as distributions of joint venture profits.

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

As of March 31, 2014, we had approximately $213.5 million of letters of credit issued, $186.7 million of which was denominated in U.S. dollars and $26.8 million of which was denominated in Australian or Canadian dollars, and no outstanding borrowings under the credit facility. The remaining $1.11 billion was available for borrowings or issuing new letters of credit.

Prior to April 1, 2014, amounts borrowed under the credit agreement in U.S. dollars bore interest, at our option, at a rate equal to either (a) the Eurocurrency Rate (as defined in the credit agreement) plus 1.25%, or (b) the Base Rate (as described below) plus 0.25%. Amounts borrowed as revolving loans under the credit agreement in any currency other than U.S. dollars bore interest at a rate equal to the Eurocurrency Rate plus 1.25%. Standby letters of credit issued under the credit agreement were subject to a letter of credit fee of 1.25%, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations were subject to a letter of credit fee of 0.75%. We were also subject to a commitment fee of 0.20% on any unused availability under the credit agreement.

Effective April 1, 2014, amounts borrowed under the credit agreement in U.S. dollars bear interest, at our option, at a rate equal to either (a) the Eurocurrency Rate plus 1.125% to 2.125%, as determined based on our Consolidated Leverage Ratio (as described below), or (b) the Base Rate plus 0.125% to 1.125%, as determined based on our Consolidated Leverage Ratio. Amounts borrowed as revolving loans under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.125% to 2.125%, as determined based on our Consolidated Leverage Ratio. Standby letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.125% to 2.125%, based on our Consolidated Leverage Ratio, and Performance Letters of Credit issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.675% to 1.275%, based on our Consolidated Leverage Ratio. We are also subject to a commitment fee of 0.20% to 0.40%, based on our Consolidated Leverage Ratio, on any unused availability under the credit agreement.

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a Consolidated Interest Coverage Ratio, in each case as specified in the credit agreement. The credit agreement limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on assets. The credit agreement also allows for cash payments for dividends and stock repurchases subject to compliance with the following requirements on a post-incurrence basis: (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants described above; and (iii) at least $100 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of March 31, 2014, we were in compliance with all of the covenants in the credit agreement.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of March 31, 2014, the maximum guaranteed residual value was approximately $329.5 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of March 31, 2014, we had $213.5 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2014 and 2015. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. Subject to certain conditions and consistent with terms of our credit facility, these security interests will be automatically released if we maintain a corporate credit rating that is BBB- (stable) or higher by Standard & Poor’s Rating Services and a corporate family rating that is Baa3 (stable) or higher by Moody’s Investors Services. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of March 31, 2014, the total amount of outstanding performance bonds was approximately $2.50 billion, and the estimated cost to complete these bonded projects was approximately $717.2 million.

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

Contractual Obligations

As of March 31, 2014, our future contractual obligations were as follows (in thousands):

	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Operating lease obligations	$176,280	$47,014	$37,193	$29,349	$21,822	$15,250	$25,652
Capital lease obligations (1)	1,917	984	933	—	—	—	—
Pension plan withdrawal liability associated with demand letter (1)	4,136	510	721	770	823	879	433
Other long-term debt (1)	4,289	354	472	472	2,991	—	—
Equipment purchase commitments	18,073	18,073	—	—	—	—	—
Capital commitments related to investments in unconsolidated affiliates	460	460	—	—	—	—	—
Committed capital expenditures for fiber optic networks under contracts with customers	30,282	29,868	414	—	—	—	—

Total	$235,437	$97,263	$39,733	$30,591	$25,636	$16,129	$26,085

(1)	Amounts are recorded in our March 31, 2014 condensed consolidated balance sheet.

The committed capital expenditures for fiber optic networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. We have also committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of March 31, 2014, production orders for approximately $18.1 million had been issued with delivery dates occurring throughout 2014. Although we have committed to the purchase of these vehicles at the time of their delivery, we intend that these orders will be assigned to third party leasing companies and made available to us under certain of our master equipment lease agreements, which will release us from our capital commitment.

As of March 31, 2014, the total unrecognized tax benefits related to uncertain tax positions was $51.2 million. Certain of our subsidiaries remain under examination by various U.S. state and Canadian federal tax authorities for multiple periods, and the amount of unrecognized tax benefits could therefore increase or decrease as a result of the expiration of certain statute of limitations periods or settlements of these audits. We believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease up to $11.0 million due to the expiration of certain statute of limitations periods or settlements of the audits.

The previously presented table of estimated contractual obligations does not reflect the majority of the obligations under the multi-employer pension plans in which our union employees participate. Some of our operating units are parties to various collective bargaining agreements that require us to provide to the employees subject to these agreements specified wages and benefits, as well as to make contributions to multi-employer pension plans. Our multi-employer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on our union employee payrolls. The location and number of union employees that we employ at any given time and the plans in which they may participate vary depending on the projects we have ongoing at any time and the need for union resources in connection with those projects. Therefore, we are unable to accurately predict our union employee payroll and the amount of the resulting multi-employer pension plan contribution obligation for future periods.

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

We recorded a partial withdrawal liability of approximately $32.6 million in the fourth quarter of 2011 related to the withdrawal by certain of our subsidiaries from the Central States Plan. The partial withdrawal liability we recognized was based on estimates received from the Central States Plan during 2011 for a complete withdrawal by all of our subsidiaries participating in the Central States Plan. The Central States Plan asserted that the withdrawal of the PLCA members was not effective in 2011, although Quanta believed at that time that a legally effective withdrawal had occurred during the fourth quarter of 2011. Certain of our subsidiaries continued participation in the Central States Plan, and we believe we subsequently effected a complete withdrawal as of December 30, 2012. Although the federal district court of Northern Illinois, Eastern Division, ruled that the withdrawal of the PLCA members was not effective in 2011, the PLCA appealed the decision, and the outcome of that appeal remains uncertain.

In December 2013, the Central States Plan filed a lawsuit against certain of our subsidiaries alleging that contributions made to a new industry fund created after we withdrew from the Central States Plan should have been made to the Central States Plan, which arguably would extend the date of withdrawal for those subsidiaries to 2014. We have disputed these allegations on the basis that we have properly paid contributions to the new industry fund based on the terms of the collective bargaining agreements under which our subsidiaries participate.

On March 26, 2014, one of our subsidiaries was notified of a Joint Committee decision relating to a grievance matter concluding that our subsidiary should have hired Teamsters under a specific collective bargaining agreement to perform certain jobs. We dispute this decision and are weighing our appeal options. However, if the decision stands, there is an argument that our subsidiary owes back wages and benefits, including pension contributions, to two Teamsters employees as set forth in that collective bargaining agreement for work performed in 2013. The Central States Plan may argue that such pension contributions would be due to them from our subsidiary, which arguably would extend the date on which we effected complete withdrawal from the Central States Plan to 2013. In addition, in March 2014, the Central States Plan provided revised estimates indicating that the withdrawal liability based on certain withdrawal scenarios from 2011 through 2014 could range between $40.1 million and $55.4 million.

The ultimate liability associated with the complete withdrawal of our subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. Based on the previous estimates of liability associated with a complete withdrawal from the Central States Plan, and allowing for the exclusion of amounts we believe have been improperly included in such estimate, we will seek to challenge and further negotiate the amount owed in connection with this matter. However, we recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within a revised range of estimated probable liability associated with the Central States Plan. Given the unknown nature of some of these factors, the final withdrawal liability cannot yet be determined with certainty; therefore the amount ultimately owed upon final settlement of these matters could be materially higher than the liability we have recognized through March 31, 2014. As a result of these various factors and the fact that there is not yet a timetable to settle the liability, the estimated withdrawal liability has not been included in the Contractual Obligations table.

On October 9, 2013, we acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of our acquisition. The Central States Plan issued a notice and demand, dated March 13, 2013, to the acquired company for a withdrawal liability in the total amount of $6.9 million payable in installments. Based on legal arguments, the acquired company took the position that the amount of withdrawal liability payable to the Central States Plan as a result of its complete withdrawal was $4.8 million, of which approximately $4.1 million remained outstanding as of March 31, 2014. The acquired company and Quanta have taken steps to challenge the amount of the assessment by the Central States Plan; however, payments in accordance with the terms of the Central States Plan’s demand letter are required to be made while the dispute process is ongoing. Accordingly, the $4.1 million is included in the previously presented table of contractual obligations. Approximately $2.1 million of the purchase price was deposited into an escrow account on October 9, 2013 to fund any withdrawal obligation in excess of the $4.8 million initially demanded. Accordingly, the acquired company’s withdrawal from the Central States Plan is not expected to have a material impact on our results of operations, financial condition or cash flows.

Also excluded from the Contractual Obligations table is interest associated with letters of credit fees and commitment fees under our credit facility because the outstanding letters of credit, availability and applicable interest rates and fees are variable. For additional information regarding the interest rates under our credit facility, see Note 7 of the Notes to Condensed Consolidated Financial Statements in Item 1. “Financial Statements.” We have also excluded from the Contractual Obligations table additional capital commitments associated with investments in unconsolidated affiliates related to planned midstream infrastructure projects of approximately $13.1 million because, except for approximately $0.5 million paid in April 2014 that is included in the Contractual Obligations table, we are unable to determine the timing of these capital commitments but anticipate them to be paid before the end of 2015. As specific amounts of capital commitments and their timing are determined, we will reflect such amounts in the Contractual Obligations table.

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

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of March 31, 2014 and December 31, 2013, the gross amount accrued for insurance claims totaled $163.1 million and $161.8 million, with $122.0 million and $122.6 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of March 31, 2014 and December 31, 2013 were $9.3 million and $9.1 million, of which $0.7 million and $0.7 million were included in prepaid expenses and other current assets and $8.6 million and $8.4 million were included in other assets, net.

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

As of March 31, 2014, two customers accounted for approximately 13% and 10% of consolidated net position, which includes accounts receivable (including long-term balances and costs and estimated earnings in excess of billings on uncompleted contracts) less billings in excess of costs and unearned revenue. As of December 31, 2013, the same two customers accounted for approximately 15% and 11% of consolidated net position. The services provided to these customers relate primarily to our Electric Power Infrastructure Services segment. Substantially all of the balance for the customer with 10% of consolidated net position as of March 31, 2014 and 11% at December 31, 2013 relates to the Sunrise Powerlink project with a long-term receivable balance related to a significant change order that is subject to a contractually agreed upon arbitration process. During the third quarter of 2013, we reclassified the receivable related to this matter from costs in excess of billings on uncompleted contracts to other assets, net due to the expected timetable for resolution of the matter. For additional information, see Legal Proceedings - Sunrise Powerlink Arbitration in Note 10 of the Notes to Condensed Consolidated Financial Statements. Additionally, the customer with the 13% and 15% of consolidated net position at March 31, 2014 and December 31, 2013 also accounted for 14% of consolidated revenues for the three months ended March 31, 2013. No other customers represented 10% or more of revenues for the three months ended March 31, 2014 and 2013, and no other customers represented 10% or more of consolidated net position as of March 31, 2014 and December 31, 2013.

Legal Proceedings

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements” for additional information regarding litigation, claims and other legal proceedings.

Related Party Transactions

In the normal course of business, we enter into transactions from time to time with related parties. These transactions typically take the form of facility leases with prior owners of certain acquired companies.

New Accounting Pronouncements

Adoption of New Accounting Pronouncements.

On January 1, 2014, we adopted an update that provides guidance on the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists as of the reporting date. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard did not have a material effect on our consolidated financial statements.

Accounting Standards Not Yet Adopted.

In April of 2014, the FASB issued an update that changes the requirement for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the entity or group of components of an entity meets the criteria to be classified as held for sale or when it is disposed of by sale or other than by sale. The update also requires additional disclosures about discontinued operations, a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, and an entity’s significant continuing involvement with a discontinued operation. The update is effective prospectively for fiscal years beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously issued financial statements. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements and are planning to adopt this guidance effective January 1, 2015.

Outlook

We currently see growth opportunities across all the industries we serve. However, we and our customers continue to operate in a somewhat uncertain business environment, with gradual improvement in the economy yet continuing uncertainty in the marketplace. Our customers are also facing stringent regulatory and environmental requirements as they implement projects to enhance and expand their infrastructure. These economic and regulatory factors have negatively affected our results in the past and may continue to create some uncertainty as to the timing of anticipated customer spending. Additionally, we anticipate that our operations and financial results will be impacted by adverse weather in the second quarter of 2014. Extremely cold temperatures in Canada and the northern U.S. during the first quarter of 2014 could result in a late breakup, or seasonal thaw, in these areas, which could negatively affect our electric power and oil and gas infrastructure projects. We believe that our financial and operational strengths will enable us to manage these challenges and uncertainties, and we remain optimistic about our near-term and long-term opportunities.

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

Several existing, pending or proposed legislative or regulatory actions may also positively affect demand for the services provided by this segment in the long term, particularly in connection with electric power infrastructure and renewable energy spending. For example, legislative or regulatory action that alleviates some of the siting and right-of-way challenges that impact transmission projects would potentially accelerate future transmission line construction. We also anticipate increased infrastructure spending by our customers as a result of legislation requiring the power industry to meet federal reliability standards for its transmission and distribution systems and providing incentives to the industry to invest in and improve maintenance on its systems. Developments in environmental regulations concerning fossil fuel power generation plants are expected to result in the need to retire or upgrade older coal-fired generation facilities to comply with new environmental and emission rules. Much of the electricity previously generated from retired coal-fired generation facilities is expected to be replaced over the coming years by newly developed natural gas-fired generation facilities. We believe this “coal to gas” dynamic will require old transmission lines to be updated, rebuilt or replaced with higher voltage transmission infrastructure as well as the construction of new transmission infrastructure to connect new natural gas-fired generation facilities to the grid. In addition, as coal-fired generation facilities are retired, renewable generation is also expected to be developed to replace coal-fired generation.

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

We benefited from increases in distribution spending throughout 2011, 2012 and 2013, despite continued economic and political uncertainties. However, as a result of reduced spending by utilities on their distribution systems during 2009 and 2010, combined with the need to meet reliability requirements, we believe there is an ongoing need for utilities to resume sustained investment in their distribution systems in order to properly maintain their systems. In addition, a number of utilities are implementing system upgrades or “hardening” programs in response to severe weather events that have occurred over the past few years, which is also increasing distribution investment in some regions of the United States. We also anticipate that utilities will continue to integrate “smart grid” technologies into their transmission and distribution systems over time to improve grid management and create efficiencies. Development and installation of smart grid technologies and other energy efficiency initiatives have benefited from stimulus funding under the American Recovery and Reinvestment Act of 2009, as well as the implementation of grid management initiatives by utilities and the desire by consumers for more efficient energy use.

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

Several industry dynamics and market trends are prompting customers in the electric power industry to seek strategic relationships with service providers. These trends include an aging customer workforce, increasing pressure to reduce cost and improve reliability, and increasing duration and complexity of customer capital programs. As a result, we believe the number of opportunities for strategic partnerships is growing.

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

The oil and gas industry is cyclical and subject to volatility as a result of fluctuations in natural gas, natural gas liquids and oil prices. In the past, sustained periods of low prices for these products negatively impacted the development of these natural resources and related infrastructure. In addition, environmental scrutiny, stringent regulatory requirements and cumbersome permitting processes caused delays in some mainline pipe projects during the past several years. These dynamics resulted in below average mainline pipe construction opportunities for us and the industry in 2011 and 2012.

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

A number of large mainline pipe projects are proposed from the Canadian oil sands and U.S. shale developments to refineries and other demand centers. Many of these projects are still developing, though several mainline projects have been awarded to us and various pipeline construction contractors. While there is risk that some of these projects will not occur or could be delayed, we are encouraged by these proposed mainline pipe development plans and the progression of some mainline projects being awarded to contractors, which could create an improved and favorable mainline pipe market in 2014 for us and the industry in North America. We also believe there are significant mainline pipe opportunities in Australia driven by the production of coal seam gas for LNG export. A number of LNG export facilities are under construction and proposed for development, and pipelines and related infrastructure will be required to serve these facilities.

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

Overall, we are optimistic about this segment’s operations going forward. We continue to believe that mainline pipe opportunities can provide strong profitability, although these projects and the profits they generate are often subject to more cyclicality and execution risk than our other service offerings. We have also taken steps to diversify our operations in this segment through other services, such as pipeline integrity, pipeline logistics, and offshore specialty services. We believe these measures, together with the potential for mainline pipe opportunities, will position us for profitable growth in this segment over the long-term.

Fiber Optic Licensing and Other Segment

Our Fiber Optic Licensing and Other segment is experiencing growth primarily through geographic expansion, with a focus on markets where secure high-speed networks are important, such as markets where enterprises, communications carriers, educational, financial services and healthcare institutions are prevalent. We continue to see opportunities for growth both in the markets we currently serve and new markets. The education market, which comprises a significant portion of this segment’s revenue, had been negatively impacted by challenging economic conditions and budgetary constraints. These constraints eased through the end of 2012, and we currently see spending patterns providing renewed opportunities for growth. However, expanding the markets we serve continues to create competitive pressure which may impact this segment’s prospects for future growth.

We are also expanding our service offerings to provide lit services. For lit services, we procure and own the electronic equipment necessary to make the fiber optic network operational, and we provide network management services to customers. The addressable market opportunity for lit services is larger than the dark fiber services market, and we believe providing lit services should enable us to leverage the fiber optic network capacity in our existing and future fiber networks. We have been investing in the necessary people and equipment needed to expand and grow our lit services and although 2014 is a transition year as we deploy our lit services offering, we believe lit services will provide attractive growth opportunities.

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

We believe that our overall size and breadth of service offerings provide competitive advantages that allow us to leverage opportunities driven by the development and production of resources from North American unconventional shale developments, the Canadian oil sands and coal seam gas and unconventional shale formations in Australia. Development activity in liquid-rich shale areas in North America is strong, increasing the need for gathering system infrastructure, and we are seeing encouraging indications that the increases in mainline pipe project activity in 2013 could continue in 2014. We also believe that our strategy to pursue midstream gathering system opportunities in liquid-rich unconventional shales in the U.S., as well as the anticipated increase in demand for our pipeline integrity, rehabilitation and replacement services from pipeline integrity initiatives, and other services in adjacent markets that we have gained through recent acquisitions, will create attractive growth potential for us and also further diversify the services provided by our Oil and Gas Infrastructure Services segment.

Our electric distribution and gas distribution services were both significantly affected by the uncertain economic conditions that existed during the prior recession. Demand for our electric distribution services has increased over the past three years as the economy has stabilized and spending on maintenance to improve reliability has returned. We are optimistic that continued implementation of electric distribution reliability programs and the potential for improvement in the housing market will facilitate moderate growth in demand for our electric distribution services. Gas distribution spending has been driven primarily by improving economic conditions and the lower cost of natural gas.

Competitive pricing environments, project delays and effects from restrictive regulatory requirements have negatively impacted our margins in the past and could affect our margins in the future. Additionally, margins may be negatively impacted on a quarterly basis due to adverse weather conditions, as we anticipate may be the case in the second quarter of 2014, as well as timing of project starts or completions and other factors as described in “Understanding Margins” above. We continue to focus on the elements of the business we can control, including costs, the margins we accept on projects, collecting receivables, ensuring quality service, rightsizing initiatives as needed to match the markets we serve, and safely executing on the projects we are awarded.

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

We believe that we are well-positioned to capitalize upon opportunities and trends in the industries we serve because of our full-service operations with broad geographic reach, our financial strength and our technical expertise. Additionally, we believe that these industry opportunities and trends will increase the demand for our services over the long-term, although the actual timing, magnitude and impact of these opportunities and trends on our operating results and financial position is difficult to predict.

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

•	Our ability to attract skilled labor and retain key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to these contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Adverse impacts from weather;

•	Our ability to generate internal growth;

•	Competition in our business, including our ability to effectively compete for new projects and market share;

•	Potential failure of renewable energy initiatives, the economic stimulus package or other existing or potential legislative actions to result in increased demand for our services;

•	Liabilities associated with multi-employer pension plans, including underfunding of liabilities and termination or withdrawal liabilities;

•	The possibility of further increases in the liability associated with our withdrawal from a multi-employer pension plan;

•	Liabilities for claims that are self-insured or not insured;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims asserted against us;

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

•

The other risks and uncertainties as are described elsewhere herein and under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and as may be detailed from time to time in our other public filings with the SEC.

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

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and currency exchange rates in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2013. Our primary exposure to market risk relates to unfavorable changes in concentration of credit risk, interest rates and currency exchange rates.

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

Interest Rate and Market Risk. Currently, we do not have any significant assets or obligations with exposure to significant interest rate and market risk. Although we had credit facility borrowings outstanding for a brief time in 2014 which exposed us to interest rate risk, there were no credit facility borrowings outstanding at March 31, 2014.

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

We may enter into foreign currency derivative contracts to manage some of our foreign currency exposures. These exposures may include revenues generated in foreign jurisdictions and anticipated purchase transactions, including foreign currency capital expenditures and lease commitments. There were no open foreign currency derivative contracts at March 31, 2014.

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

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Legal Proceedings in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, which is incorporated by reference in this Item 1 of Part II, for additional information regarding legal proceedings.

Item 1A.	Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Annual Report). An investment in our common stock or other equity securities involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described herein and in our 2013 Annual Report. The matters specifically identified are not the only risks and uncertainties we face, and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of an investment in our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the first quarter of 2014, we completed four acquisitions in which a portion of the consideration consisted of the issuance of unregistered issuance of shares of our common stock or unregistered shares of a Canadian subsidiary of Quanta. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Investments, Acquisitions and Divestitures for additional information about the businesses acquired. The aggregate consideration paid for these acquisitions consisted of approximately $74.2 million in cash, 393,052 shares of our common stock and 899,858 exchangeable shares of a Canadian subsidiary of Quanta that are substantially equivalent to and exchangeable on a one-for-one basis for, Quanta common stock. The holders of exchangeable shares can make an exchange only once in any calendar quarter and must exchange a minimum of either 50,000 shares or, if less, the total number of remaining exchangeable shares registered in the name of the holder making the request. In addition, one share of Quanta Series G preferred stock with voting rights equivalent to Quanta’s common stock equal to the number of exchangeable shares outstanding at any time was issued to the former shareholder of one of the acquired companies.

Such shares of common stock were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the shares were issued to the owners of the business acquired in a privately negotiated transaction not involving any public offering or solicitation.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
January 1-31, 2014	—		$—	—
February 1-28, 2014	307,068	(2)	$35.01	—
March 1-31, 2014	17,891	(2)	$36.56	—

Total	324,959	(2)		—	$500,000,000

(1)

On December 6, 2013, we issued a press release announcing that our board of directors approved a stock repurchase program authorizing us to purchase, from time to time, up to $500.0 million of our outstanding common stock through December 31, 2016. These repurchases can be made in open market transactions, in privately negotiated transactions, including block purchases or otherwise, at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program, which became effective December 6, 2013, does not obligate us to acquire any specific amount of common stock and will continue until completed or otherwise modified or terminated by our board of directors at any time at its sole discretion and without notice. As of March 31, 2014, there had been no repurchases under this plan.

(2)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock and RSU awards.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2

Bylaws of Quanta Services, Inc., as amended and restated March 27, 2014 (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed March 31, 2014 and incorporated herein by reference)

10.1*	Employment Agreement dated March 4, 2014, effective as of January 6, 2014, by and between Quanta Services, Inc. and Jesse E. Morris

10.2*	Employment Agreement dated March 4, 2014, effective as of February 20, 2014, by and between Quanta Services, Inc. and Eric B. Brown

10.3*	Employment Agreement dated March 8, 2000, by and between Quanta Services, Inc. and Nicholas M. Grindstaff, as amended by Amendment No. 1 to Employment Agreement dated November 6, 2008

10.4*	Amendment No. 1 to the Quanta Services, Inc. Non-Employee Director Deferred Compensation Plan dated December 20, 2013, effective as of April 30, 2013

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB*	XBRL Taxonomy Extension Label Linkbase Document

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed or furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN
Derrick A. Jensen
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 8, 2014

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2

Bylaws of Quanta Services, Inc., as amended and restated March 27, 2014 (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed March 31, 2014 and incorporated herein by reference)

10.1*	Employment Agreement dated March 4, 2014, effective as of January 6, 2014, by and between Quanta Services, Inc. and Jesse E. Morris

10.2*	Employment Agreement dated March 4, 2014, effective as of February 20, 2014, by and between Quanta Services, Inc. and Eric B. Brown

10.3*	Employment Agreement dated March 8, 2000, by and between Quanta Services, Inc. and Nicholas M. Grindstaff, as amended by Amendment No. 1 to Employment Agreement dated November 6, 2008

10.4*	Amendment No. 1 to the Quanta Services, Inc. Non-Employee Director Deferred Compensation Plan dated December 20, 2013, effective as of April 30, 2013

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB*	XBRL Taxonomy Extension Label Linkbase Document

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed or furnished herewith