Form 10-Q
period 2014-06-30
QUANTA SERVICES INC
filed 2014-08-08
CIK 1050915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 28, 2014, the number of outstanding shares of Common Stock of the Registrant was 212,395,161. As of the same date, 3,500,000 exchangeable shares associated with one share of Series F Preferred Stock were outstanding, and 899,858 exchangeable shares associated with one share of Series G Preferred Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$188,948	$488,777
Accounts receivable, net of allowances of $6,246 and $5,215	1,589,927	1,439,115
Costs and estimated earnings in excess of billings on uncompleted contracts	238,439	213,478
Inventories	40,772	31,877
Prepaid expenses and other current assets	184,842	140,071

Total current assets	2,242,928	2,313,318
Property and equipment, net of accumulated depreciation of $688,754 and $631,939	1,311,859	1,205,608
Other assets, net	297,244	285,725
Other intangible assets, net of accumulated amortization of $240,584 and $223,355	214,039	207,877
Goodwill	1,842,989	1,780,717

Total assets	$5,909,059	$5,793,245

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and notes payable	$1,670	$1,181
Accounts payable and accrued expenses	734,596	802,180
Billings in excess of costs and estimated earnings on uncompleted contracts	230,930	239,106

Total current liabilities	967,196	1,042,467
Long-term debt and notes payable, net of current maturities	4,147	1,053
Deferred income taxes	253,394	244,256
Insurance and other non-current liabilities	283,235	264,150

Total liabilities	1,507,972	1,551,926

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 225,920,534 and 224,968,797 shares issued, and 212,225,153 and 212,942,767 shares outstanding	2	2
Exchangeable Shares, no par value, 4,399,858 and 3,500,000 shares issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Series G Preferred Stock, $.00001 par value, 1 share and 0 shares authorized, issued and outstanding	—	—
Additional paid-in capital	3,477,074	3,416,585
Retained earnings	1,205,567	1,070,077
Accumulated other comprehensive loss	(23,875)	(37,236)
Treasury stock, 13,695,381 and 12,026,030 common shares, at cost	(272,908)	(215,240)

Total stockholders’ equity	4,385,860	4,234,188
Non-controlling interests	15,227	7,131

Total equity	4,401,087	4,241,319

Total liabilities and equity	$5,909,059	$5,793,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$1,864,550	$1,474,377	$3,627,124	$3,060,087
Cost of services (including depreciation)	1,583,102	1,233,093	3,073,605	2,580,530

Gross profit	281,448	241,284	553,519	479,557
Selling, general and administrative expenses	139,440	119,031	312,771	232,712
Amortization of intangible assets	8,615	5,079	16,860	10,380

Operating income	133,393	117,174	223,888	236,465
Interest expense	(1,128)	(503)	(2,110)	(1,005)
Interest income	599	569	2,144	1,091
Other income (expense), net	(1,233)	(353)	(590)	(866)

Income before income taxes	131,631	116,887	223,332	235,685
Provision for income taxes	46,187	42,161	79,240	84,102

Net income	85,444	74,726	144,092	151,583
Less: Net income attributable to non-controlling interests	4,362	4,489	8,602	9,265

Net income attributable to common stock	$81,082	$70,237	$135,490	$142,318

Earnings per share attributable to common stock—basic and diluted	$0.37	$0.33	$0.62	$0.67

Shares used in computing earnings per share:
Weighted average basic shares outstanding	219,612	214,314	219,345	213,833

Weighted average diluted shares outstanding	219,642	214,368	219,375	213,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$85,444	$74,726	$144,092	$151,583
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0, $0, $0 and $0	31,362	(25,149)	13,397	(38,892)
Other, net of tax of $6, $0, $12 and $0	(18)	—	(36)	—

Other comprehensive income (loss)	31,344	(25,149)	13,361	(38,892)

Comprehensive income	116,788	49,577	157,453	112,691
Less: Comprehensive income attributable to non-controlling interests	4,362	4,489	8,602	9,265

Total comprehensive income attributable to Quanta stockholders	$112,426	$45,088	$148,851	$103,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cash Flows from Operating Activities:
Net income	$85,444	$74,726	$144,092	$151,583
Adjustments to reconcile net income to net cash provided by (used in) operating activities —
Depreciation	37,996	33,040	74,861	64,920
Amortization of intangible assets	8,615	5,079	16,860	10,380
Amortization of debt issuance costs	273	218	548	436
Amortization of deferred revenues	(2,624)	(3,012)	(5,370)	(5,517)
Gain on sale of property and equipment	(797)	(371)	(1,102)	(653)
Foreign currency loss	682	442	416	944
Provision for doubtful accounts	1,062	154	1,110	1,662
Non-cash portion of arbitration expense	—	—	10,518	—
Deferred income tax provision (benefit)	(2,338)	6,096	5,748	4,974
Non-cash stock-based compensation	10,384	12,042	20,682	20,078
Tax impact of stock-based equity awards	(121)	(2,568)	(244)	(2,568)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(90,117)	(1,684)	(151,597)	29,159
Costs and estimated earnings in excess of billings on uncompleted contracts	39,491	(638)	(7,455)	(65,668)
Inventories	(4,858)	(3,393)	(6,781)	(2,896)
Prepaid expenses and other current assets	(22,555)	1,880	(22,923)	15,428
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	(49,916)	(29,896)	(100,915)	(77,530)
Billings in excess of costs and estimated earnings on uncompleted contracts	21,261	26,518	(10,371)	16,014
Other, net	874	(857)	4,146	1,162

Net cash provided by (used in) operating activities	32,756	117,776	(27,777)	161,908

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	4,057	2,555	6,550	4,099
Additions of property and equipment	(75,404)	(104,529)	(146,822)	(162,166)
Cash paid for acquisitions, net of cash acquired	(3,215)	—	(79,583)	(977)
Investments in and return of equity from unconsolidated affiliates	(3,044)	(925)	(3,044)	(9,470)
Cash received from (paid for) other investments	2,011	(13,326)	2,270	(13,326)

Net cash used in investing activities	(75,595)	(116,225)	(220,629)	(181,840)

Cash Flows from Financing Activities:
Borrowings under credit facility	333,830	—	336,200	—
Payments under credit facility	(333,830)	—	(336,200)	—
Payments on other long-term debt	(380)	—	(10,673)	—
Distributions to non-controlling interests	(6)	(3,858)	(506)	(9,312)
Tax impact of stock-based equity awards	121	2,568	244	2,568
Exercise of stock options	477	326	901	823
Repurchase of common stock	(45,021)	—	(45,021)	—

Net cash used in financing activities	(44,809)	(964)	(55,055)	(5,921)

Effect of foreign exchange rate changes on cash and cash equivalents	3,256	(4,093)	3,632	(5,735)
Net decrease in cash and cash equivalents	(84,392)	(3,506)	(299,829)	(31,588)
Cash and cash equivalents, beginning of period	273,340	366,619	488,777	394,701

Cash and cash equivalents, end of period	$188,948	$363,113	$188,948	$363,113

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for —
Interest paid	$(5,039)	$(267)	$(6,307)	$(729)
Income taxes paid	$(73,334)	$(65,809)	$(161,046)	$(157,390)
Income tax refunds	$1,054	$336	$1,292	$342

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

Fiber Optic Licensing and Other Segment

The Fiber Optic Licensing and Other segment designs, procures, constructs, maintains and owns fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under these agreements, customers are provided the right to use a portion of the capacity of a fiber optic network, with the network owned and maintained by Quanta. Additionally, the Fiber Optic Licensing and Other segment provides lit services, with Quanta providing network management services to customers, as well as owning the electronic equipment necessary to make the fiber optic network operational. This segment serves customers in multiple institutional sectors, including communications carriers as well as education, financial services, healthcare and other business enterprises with high bandwidth

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions. The Fiber Optic Licensing and Other segment also provides various telecommunication infrastructure services on a limited and ancillary basis, primarily to Quanta’s customers in the electric power industry.

Acquisitions

During the second quarter of 2014, Quanta completed the acquisition of a small geotechnical and geological engineering services company based in the U.S. that is generally included in Quanta’s Electric Power Infrastructure Services segment. During the first quarter of 2014, Quanta completed five acquisitions. Four of these five companies are electric power infrastructure services companies located in Canada. The fifth company is a general engineering and construction company, based in California, specializing in hydrant fueling, waterfront and utility construction for U.S. Department of Defense military bases, and is generally included in Quanta’s Oil and Gas Infrastructure Services segment. During 2013, Quanta acquired six businesses, which included electric power infrastructure services companies and oil and gas infrastructure services companies based in the U.S., Canada and Australia. See Note 12 for disclosures related to Quanta’s acquisitions which have occurred subsequent to June 30, 2014.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements of Quanta include the accounts of Quanta Services, Inc. and its wholly owned subsidiaries, which are also referred to as its operating units. The consolidated financial statements also include the accounts of certain of Quanta’s investments in joint ventures, which are either consolidated or proportionately consolidated, as discussed in the following summary of significant accounting policies. Investments in affiliated entities in which Quanta does not have a controlling financial interest, but over which Quanta has significant influence, usually because Quanta holds a voting interest of 20% to 50%, are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, references to Quanta include Quanta Services, Inc. and its consolidated subsidiaries.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, equity and other investments, loan receivables, purchase price allocations, liabilities for self-insured and other claims and guarantees, multi-employer pension plan withdrawal liabilities, revenue recognition for construction contracts and fiber optic licensing, share-based compensation, operating results of reportable segments, as well as the provision for income taxes and the calculation of uncertain tax positions.

Reclassifications

Certain reclassifications have been made to the prior year’s balance sheet to conform to classifications used in the current year. Additionally, cash flows from investing activities for the three and six months ended June 30, 2013 include the reclassification of certain amounts from other investing activities into capital expenditures.

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $188.9 million and $488.8 million as of June 30, 2014 and December 31, 2013. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which are carried at fair value. At June 30, 2014 and December 31, 2013, cash equivalents were $17.2 million and $247.8 million, which consisted primarily of money market mutual funds and are discussed further in “Fair Value Measurements” below. As of June 30, 2014 and December 31, 2013, cash and cash equivalents held in domestic bank accounts were approximately $39.7 million and $236.7 million, and cash and cash equivalents held in foreign bank accounts were approximately $149.2 million and $252.1 million.

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

economic and market conditions, could affect Quanta’s ability to collect amounts due from them. As of June 30, 2014 and December 31, 2013, Quanta had total allowances for doubtful accounts of approximately $6.2 million and $5.2 million, all of which were included as a reduction of net current accounts receivable. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of June 30, 2014 and December 31, 2013 were approximately $191.1 million and $194.5 million and were included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months were included in other assets, net, and as of June 30, 2014 and December 31, 2013 were $67.0 million and $50.8 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At June 30, 2014 and December 31, 2013, the balances of unbilled receivables included in accounts receivable were approximately $230.3 million and $179.2 million.

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

(Unaudited)

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

(Unaudited)

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

Investments in Affiliates and Other Entities

In the normal course of business, Quanta enters into various types of investment arrangements, each having unique terms and conditions. These investments may include equity interests held by Quanta in business entities, including general or limited partnerships, contractual joint ventures, or other forms of equity participation. These investments may also include Quanta’s participation in different finance structures such as the extension of loans to project specific entities, the acquisition of convertible notes issued by project specific entities, or other strategic financing arrangements. Quanta determines whether such investments involve a variable interest entity (VIE) based on the characteristics of the subject entity. If the entity is determined to be a VIE, then management determines if Quanta is the primary beneficiary of the entity and whether or not consolidation of the VIE is required. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, in either case that could potentially be significant to the VIE. When Quanta is deemed to be the primary beneficiary, the VIE is consolidated and the other party’s

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

equity interest in the VIE is accounted for as a non-controlling interest. In cases where Quanta determines that it has an undivided interest in the assets, liabilities, revenues and profits of an unincorporated VIE (e.g., a general partnership interest), such amounts are consolidated on a basis proportional to Quanta’s ownership interest in the unincorporated entity.

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

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate Quanta for services rendered, which may be measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the material associated with Quanta’s work is owner-furnished and is therefore not included in contract revenues and costs. The cost estimation process is based on professional knowledge and experience of Quanta’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore Quanta’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. These factors are routinely evaluated on a project by project basis throughout the project term, and the impact of corresponding revisions in management’s estimates of contract value, contract cost and contract profit are recorded as necessary in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. Quanta’s operating results for the six

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

months ended June 30, 2014 were impacted by less than 5% as a result of changes in contract estimates related to projects that were in progress at December 31, 2013.

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

As of June 30, 2014 and December 31, 2013, Quanta had approximately $53.0 million and $75.5 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

As of June 30, 2014 and December 31, 2013, Quanta also had previously recognized contract price adjustments in the amount of approximately $165 million related to a change order from the Sunrise Powerlink project, an electric power infrastructure services project, primarily as a result of multiple customer-directed changes to the construction schedule which required PAR Electrical Contractors, Inc. (PAR), a wholly owned subsidiary of Quanta, to significantly increase its resources to the project in order to meet the customer required completion date. In October 2013, PAR initiated arbitration proceedings against San Diego Gas & Electric Company (SDG&E) pursuant to a contractually agreed upon dispute resolution process. See Legal Proceedings - Sunrise Powerlink Arbitration in Note 10 for additional information. Since the arbitration process is not expected to conclude within the next twelve months, Quanta reclassified the previously recognized balance related to this contract in the amount of approximately $165 million from costs and estimated earnings in excess of billings on uncompleted contracts into other assets, net in the third quarter of 2013.

These aggregate contract price adjustments represent management’s best estimate of additional contract revenues which have been earned and which management believes are probable of collection. The amounts ultimately realized by Quanta upon final acceptance by its customers could be higher or lower than such estimated amounts.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Fiber Optic Licensing — The fiber optic licensing business constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of June 30, 2014 and December 31, 2013, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $52.3 million and $48.8 million and are recognized as deferred revenue, with $44.3 million and $40.2 million considered to be long-term and included in other non-current liabilities. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at June 30, 2014 were as follows (in thousands):

Minimum Future Licensing Revenues
Year Ending December 31 —
Remainder of 2014	$43,207
2015	66,354
2016	55,437
2017	44,193
2018	33,549
Thereafter	140,960

Fixed non-cancelable minimum licensing revenues	$383,700

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

As of June 30, 2014, the total amount of unrecognized tax benefits relating to uncertain tax positions was $53.2 million, an increase from December 31, 2013 of $4.4 million. This increase in unrecognized tax benefits is

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

primarily due to tax positions expected to be taken for 2014. Certain subsidiaries are under examination by various U.S. state and Canadian federal tax authorities for multiple periods. Quanta believes that it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease up to $11.0 million as a result of settlement of these audits or as a result of the expiration of certain statute of limitations periods.

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

Collective Bargaining Agreements

Some of Quanta’s operating units are parties to various collective bargaining agreements with unions that represent certain of their employees. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to those in the expiring agreements. The agreements require the operating units to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. Quanta’s multi-employer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on its union employee payrolls. The location and number of union employees that Quanta employs at any given time and the plans in which they may participate vary depending on the projects Quanta has ongoing at that time and the need for union resources in connection with those projects. Therefore, Quanta is unable to accurately predict the union employee payroll and the amount of the resulting multi-employer pension plan contribution obligation for future periods.

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

(Unaudited)

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

Functional Currency and Translation of Financial Statements

The U.S. dollar is the functional currency for the majority of Quanta’s operations, which are primarily located within the United States. The functional currency for Quanta’s foreign operations, which are primarily located in Canada and Australia, is typically the currency of the country in which the foreign operating unit is located. Generally, the currency in which the operating unit transacts the majority of its activities, including billings, financing, payroll and other expenditures, would be considered the functional currency. Under the relevant accounting guidance, the treatment of foreign currency translation gains or losses is dependent upon management’s determination of the functional currency of each operating unit, which involves consideration of all relevant economic facts and circumstances affecting the operating unit. In preparing the consolidated financial statements, Quanta translates the financial statements of its foreign operating units from their functional currency into U.S. dollars. Statements of operations, comprehensive income (loss) and cash flows are translated at average monthly rates, while balance sheets are translated at the month-end exchange rates. The translation of the balance sheets at the month-end exchange rates results in translation gains or losses, which are included as a separate component of equity under the caption “Accumulated other comprehensive income (loss).” Gains and losses arising from transactions which are not denominated in the operating units’ functional currencies are included within other income (expense) in the statements of operations.

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

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents were categorized as Level 1 assets at June 30, 2014 and December 31, 2013, as all

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

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

(Unaudited)

exists as of the reporting date. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The impact of the adoption of this standard did not have a material effect on Quanta’s consolidated financial statements.

Accounting Standards Not Yet Adopted

In April 2014, the FASB issued an update that changes the requirement for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the entity or group of components of an entity meets the criteria to be classified as held for sale or when it is disposed of by sale or other than by sale. The update also requires additional disclosures about discontinued operations, a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, and an entity’s significant continuing involvement with a discontinued operation. The update is effective prospectively for fiscal years beginning on or after December 15, 2014, including interim periods within that year. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously issued financial statements. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements and is planning to adopt this guidance effective January 1, 2015. This guidance will impact the disclosure and presentation of how Quanta reports any future disposals of components or groups of components of its business.

In May 2014, the FASB issued an update that supersedes most current revenue recognition guidance as well as some cost recognition guidance. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. For public entities, the update is effective for fiscal years beginning on or after December 15, 2016, including interim periods within that year. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application, and early adoption is not permitted. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements and is planning to adopt this guidance effective January 1, 2017.

4.	ACQUISITIONS:

2014 Acquisitions

During the first half of 2014, Quanta completed six acquisitions. Four of these six companies are electric power infrastructure services companies located in Canada. The fifth company is a general engineering and construction company, based in California, specializing in hydrant fueling, waterfront and utility construction for the U.S. Department of Defense and is generally included in Quanta’s Oil and Gas Infrastructure Services segment. The sixth company is a geotechnical and geological engineering services company based in the U.S. that is generally included in our Electric Power Infrastructure Services segment. The aggregate consideration paid for these acquisitions consisted of approximately $83.2 million in cash, 459,392 shares of Quanta common stock and 899,858 exchangeable shares of a Canadian subsidiary of Quanta that are substantially equivalent to, and exchangeable on a one-for-one basis for, Quanta common stock. In addition, Quanta issued one share of

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Series G preferred stock, which generally votes on the same matters as Quanta common stock and is entitled to a number of votes equal to the number of exchangeable shares outstanding at any time. The aggregate value of the above issued securities on the respective closing or settlement dates of the acquisitions totaled approximately $38.6 million. As these transactions were effective during the first half of 2014, the results of each acquired company have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. These acquisitions have enabled Quanta to further enhance its electric power infrastructure service offerings in the U.S. and Canada and its oil and gas infrastructure service offerings in the U.S.

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

The following table summarizes the aggregate consideration paid through June 30, 2014 for the 2014 and 2013 acquisitions and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates. This allocation requires a significant use of estimates and is based on information that was available to management at the time these consolidated financial statements were prepared (in thousands).

	2014	2013
Consideration:
Value of Quanta common stock and exchangeable shares issued	$38,641	$88,895
Cash paid	83,242	341,064

Fair value of total consideration transferred	$121,883	$429,959

Current assets	53,174	$193,895
Property and equipment	33,445	60,988
Other assets	3,374	1,009
Identifiable intangible assets	22,368	55,124
Current liabilities	(41,283)	(127,430)
Deferred tax liabilities, net	(3,604)	(4,083)
Other long-term liabilities	(3,935)	(5,350)

Total identifiable net assets	63,539	174,153
Goodwill	58,344	255,806

	$121,883	$429,959

The fair value of current assets acquired in 2014 included accounts receivable with a fair value of $31.2 million. The fair value of current assets acquired in 2013 included accounts receivable with a fair value of $83.9 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Goodwill represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed. The 2014 and 2013 acquisitions strategically expanded Quanta’s Canadian and Australian service offerings and enhanced its domestic electric power and oil and gas service offerings, which Quanta believes contributes to the recognition of the goodwill. In connection with the 2014 acquisitions, goodwill of $50.8 million was recorded for reporting units included within Quanta’s Electric Power Division and $7.6 million was recorded for reporting units included within Quanta’s Oil and Gas Infrastructure Division on the dates of acquisition. In connection with the 2013 acquisitions, goodwill of $112.5 million was recorded for reporting units included within Quanta’s Electric Power Division and $143.3 million was recorded for reporting units included within Quanta’s Oil and Gas Infrastructure Division on the dates of acquisition. Goodwill of approximately $11.3 million and $213.6 million is expected to be deductible for income tax purposes related to the businesses acquired in 2014 and 2013.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$1,864,550	$1,672,112	$3,632,181	$3,458,655
Gross profit	$281,448	$280,479	$553,452	$558,385
Selling, general and administrative expenses	$139,440	$133,381	$313,994	$261,588
Amortization of intangible assets	$8,615	$8,175	$16,969	$17,456
Net income	$85,444	$88,151	$143,127	$178,094
Net income attributable to common stock	$81,082	$83,662	$134,525	$168,829

Earnings per share attributable to common stock — basic and diluted	$0.37	$0.38	$0.61	$0.77

The pro forma combined results of operations for the three and six months ended June 30, 2014 and 2013 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2014 acquisitions as if they occurred January 1, 2013. The pro forma combined results of operations for the three and six months ended June 30, 2013 have also been prepared by adjusting the historical results of Quanta to include the historical results of the 2013 acquisitions as if they occurred January 1, 2012. These pro forma combined historical results were then adjusted for the following: a reduction of interest expense and interest income as a result of the repayment of outstanding indebtedness, a reduction of interest income as a result of the cash consideration paid net of cash received, an increase in amortization expense due to the incremental intangible assets recorded related to the 2014 and 2013 acquisitions, an increase or decrease in depreciation expense within cost of services related to the net impact of adjusting acquired property and equipment to the acquisition date fair value and conforming depreciable lives with Quanta’s accounting policies, an increase in the number of outstanding shares of Quanta common stock and certain reclassifications to conform the acquired companies’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from the 2014 and 2013 acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Revenues of approximately $47.6 million and income (loss) before income taxes of approximately $(2.2) million were included in Quanta’s consolidated results of operations for the three months ended June 30, 2014 related to the 2014 acquisitions following their respective dates of acquisition. Revenues of approximately $84.6 million and income (loss) before income taxes of approximately $(2.3) million, which included $4.3 million of acquisition costs, were included in Quanta’s consolidated results of operations for the six months ended June 30, 2014 related to the 2014 acquisitions following their respective dates of acquisition.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Division	Oil and Gas Infrastructure Division	Fiber Optic Licensing Division	Total
Goodwill balance at December 31, 2013	$1,168,084	$277,843	$334,790	$1,780,717
Goodwill acquired during 2014	50,788	7,556	—	58,344
Foreign currency translation related to goodwill	1,111	2,817	—	3,928

Goodwill balance at June 30, 2014	$1,219,983	$288,216	$334,790	$1,842,989

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

Activity in Quanta’s intangible assets consisted of the following (in thousands):

	As of December 31, 2013		Six Months Ended June 30, 2014			As of June 30, 2014
	Intangible Assets	Accumulated Amortization	Amortization Expense	Additions	Foreign Currency Adjustments	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$199,224	$(59,417)	$(7,413)	$13,322	$402	$146,118	10.4
Backlog	136,831	(127,233)	(6,134)	5,855	65	9,384	0.9
Trade names	40,342	(4,228)	(957)	2,044	172	37,373	22.5
Non-compete agreements	28,895	(22,861)	(1,315)	743	6	5,468	3.1
Patented rights and developed technology	21,440	(9,616)	(1,041)	404	9	11,196	4.9

Total intangible assets subject to amortization	426,732	(223,355)	(16,860)	22,368	654	209,539	11.7
Other intangible assets not subject to amortization	4,500	—	—	—	—	4,500	N/A

Total intangible assets	$431,232	$(223,355)	$(16,860)	$22,368	$654	$214,039	N/A

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Amortization expense for intangible assets was $8.6 million and $5.1 million for the three months ended June 30, 2014 and 2013 and $16.9 million and $10.4 million for the six months ended June 30, 2014 and 2013. The estimated future aggregate amortization expense of intangible assets as of June 30, 2014 is set forth below (in thousands):

For the Fiscal Year Ending December 31,
Remainder of 2014	$16,937
2015	22,160
2016	20,729
2017	19,257
2018	18,980
Thereafter	111,476

Total	$209,539

6.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 are illustrated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amounts attributable to common stock:
Net income attributable to common stock	$81,082	$70,237	$135,490	$142,318

Weighted average shares:
Weighted average shares outstanding for basic earnings per share	219,612	214,314	219,345	213,833
Effect of dilutive stock options	30	54	30	53

Weighted average shares outstanding for diluted earnings per share	219,642	214,368	219,375	213,886

For purposes of calculating diluted earnings per share, there were no adjustments required to derive Quanta’s net income attributable to common stock. The outstanding exchangeable shares of a Canadian subsidiary of Quanta that were issued pursuant to the acquisition of Valard Construction LP and certain of its affiliated entities (Valard) on October 25, 2010, which are exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in weighted average shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013. Additionally, the outstanding exchangeable shares of a Canadian subsidiary of Quanta that were issued pursuant to the acquisition of Northstar Energy Services Inc. and Northstar Transport Services Inc. (collectively, Northstar) on January 14, 2014, which are also exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in weighted average shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2014, weighted for the portion of the period they were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

As of June 30, 2014, Quanta had approximately $243.8 million of outstanding letters of credit and bank guarantees, $215.5 million of which was denominated in U.S. dollars and $28.3 million of which was denominated in Australian or Canadian dollars, and no outstanding borrowings under the credit facility. The remaining $1.08 billion was available for borrowings or issuing new letters of credit. There were no outstanding borrowings under the credit facility at June 30, 2014. There were outstanding borrowings at various times during the three months and six months ended June 30, 2014, and there were no outstanding borrowings during the three and six months ended June 30, 2013. Information on credit facility borrowings and the applicable interest rates during the three months ended June 30, 2014 is as follows (dollars in thousands):

Three Months Ended June 30, 2014
Maximum amount outstanding during the period	$83,410
Average daily amount outstanding under the credit facility	$23,940
Weighted-average interest rate	2.67%

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

(Unaudited)

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

Subject to certain exceptions, the credit agreement is secured by substantially all of the assets of Quanta and its wholly owned U.S. subsidiaries and by a pledge of all of the capital stock of Quanta’s wholly owned U.S. subsidiaries and 65% of the capital stock of Quanta’s direct foreign subsidiaries of Quanta’s wholly owned U.S. subsidiaries. Quanta’s wholly owned U.S. subsidiaries also guarantee the repayment of all amounts due under the credit agreement. Subject to certain conditions, at any time Quanta maintains an Investment Grade Rating (defined in the credit agreement as two of the following three conditions being met: (i) a corporate credit rating that is BBB- or higher by Standard & Poor’s Rating Services, (ii) a corporate family rating that is Baa3 or higher by Moody’s Investors Services, Inc. or (iii) a corporate credit rating that is BBB- or higher by Fitch Ratings, Inc.), all collateral will automatically be released from these liens.

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a Consolidated Interest Coverage Ratio, in each case as specified in the credit agreement. The credit agreement limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on assets. The credit agreement also allows for cash payments for dividends and stock repurchases subject to compliance with the following requirements on a post-incurrence basis: (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants described above; and (iii) at least $100 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of June 30, 2014, Quanta was in compliance with all of the covenants in the credit agreement.

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

(Unaudited)

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

Exchangeable Shares and Series F and Series G Preferred Stock

In connection with the acquisition of Northstar on January 14, 2014, the former owner of Northstar received exchangeable shares (the Northstar exchangeable shares) of a Canadian subsidiary of Quanta which may be exchanged at the option of the holder for Quanta common stock on a one-for-one basis. The holder of the Northstar exchangeable shares can make an exchange only once in any calendar quarter and must exchange a minimum of either 50,000 shares or, if less, the total number of remaining Northstar exchangeable shares. Quanta also issued one share of Quanta Series G preferred stock to the holder of the Northstar exchangeable shares. The Quanta Series G preferred stock provides the holder of the Northstar exchangeable shares voting rights in Quanta common stock equivalent to the number of Northstar exchangeable shares outstanding at any time. The combination of the Northstar exchangeable shares and the share of Quanta Series G preferred stock gives the holder of the Northstar exchangeable shares rights equivalent to Quanta common stockholders with respect to dividends, voting and other economic rights.

In connection with the acquisition of Valard on October 25, 2010, certain former owners of Valard received exchangeable shares (the Valard exchangeable shares) of a Canadian subsidiary of Quanta which may be exchanged at the option of the holder for Quanta common stock on a one-for-one basis. The holders of the Valard exchangeable shares can make an exchange only once in any calendar quarter and must exchange a minimum of either 50,000 shares or, if less, the total number of remaining Valard exchangeable shares registered in the name of the holder making the request. Quanta also issued one share of Quanta Series F preferred stock to a voting trust on behalf of the holders of the Valard exchangeable shares. The Quanta Series F preferred stock provides the holders of the Valard exchangeable shares voting rights in Quanta common stock equivalent to the number of exchangeable shares outstanding at any time. The combination of the Valard exchangeable shares and the share of Quanta Series F preferred stock gives the holders of the Valard exchangeable shares rights equivalent to Quanta common stockholders with respect to dividends, voting and other economic rights. On March 26, 2013, 409,110 Valard exchangeable shares were exchanged for Quanta common stock.

Treasury Stock

Under the stock incentive plans described in Note 9, the tax withholding obligations of employees upon vesting of restricted stock awards and RSUs settled in common stock are typically satisfied by Quanta making

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

such tax payments and withholding a number of vested shares having a value on the date of vesting equal to the tax withholding obligation. As a result, Quanta withheld 0.3 million and 0.4 million shares of Quanta common stock during the six months ended June 30, 2014 and 2013, with a total market value of $11.8 million and $11.9 million, in each case for settlement of employee tax liabilities. These shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock. Under Delaware corporate law, treasury stock is not counted for quorum purposes or entitled to vote.

During the fourth quarter of 2013, Quanta’s board of directors approved a stock repurchase program authorizing Quanta to purchase, from time to time through December 31, 2016, up to $500.0 million of its outstanding common stock. During the three months ended June 30, 2014, Quanta purchased approximately 1.3 million shares of its common stock under this program at a cost of $45.0 million. The shares and the related cost to acquire them have been accounted for as an adjustment to the balance of treasury stock.

Non-controlling Interests

Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Typically, each joint venture is owned equally by its members. Quanta has determined that certain of these joint ventures are variable interest entities, with Quanta providing the majority of the infrastructure services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. Management has concluded that Quanta is the primary beneficiary of each of these joint ventures and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as non-controlling interests in the condensed consolidated financial statements. Income attributable to the other joint venture members has been accounted for as a reduction to net income in order to obtain net income attributable to common stock in the amount of $4.4 million and $4.5 million for the three months ended June 30, 2014 and 2013 and $8.6 million and $9.3 million for the six months ended June 30, 2014 and 2013. Equity in the consolidated assets and liabilities of these joint ventures that is attributable to the other joint venture members has been accounted for as non-controlling interests within total equity in the accompanying balance sheets.

The carrying value of the investments held by Quanta in all of its variable interest entities was approximately $15.2 million and $7.1 million at June 30, 2014 and December 31, 2013. The carrying value of investments held by the non-controlling interests in these variable interest entities at June 30, 2014 and December 31, 2013 was $15.2 million and $7.1 million. During the three months ended June 30, 2014 and 2013, distributions to non-controlling interests were a nominal amount and $3.9 million. During the six months ended June 30, 2014 and 2013, distributions to non-controlling interests were $0.5 million and $9.3 million. There were no other changes in equity as a result of transfers to/from the non-controlling interests during the six months ended June 30, 2014 or 2013. See Note 10 for further disclosures related to Quanta’s joint venture arrangements.

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

Restricted Stock and RSUs To Be Settled in Common Stock

During both the three months ended June 30, 2014 and 2013, Quanta granted 0.1 million shares of restricted stock and RSUs to be settled in common stock under the Plans, with weighted average grant date fair values of $33.31 and $28.46. During both the six months ended June 30, 2014 and 2013, Quanta granted 1.4 million shares of restricted stock and RSUs to be settled in common stock under the Plans, with weighted average grant date fair values of $35.11 and $29.41. The grant date fair value for awards of restricted stock and RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. Restricted stock and RSU awards to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs in equal installments over a two-year or three-year period following the date of grant. During the restriction period, holders of restricted stock are entitled to vote and receive dividends on such shares.

During the three months ended June 30, 2014 and 2013, vesting activity consisted of 0.1 million and 0.2 million shares of restricted stock and RSUs settled in common stock with an approximate fair value at the time of vesting of $3.5 million and $6.8 million. During both the six months ended June 30, 2014 and 2013, vesting activity consisted of 1.1 million shares of restricted stock and RSUs settled in common stock with an approximate fair value at the time of vesting of $37.0 million and $31.1 million.

As of June 30, 2014, there was approximately $47.9 million of total unrecognized compensation cost related to unvested restricted stock and RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.01 years.

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

Compensation expense related to RSUs to be settled in cash was $0.9 million and $0.5 million for the three months ended June 30, 2014 and 2013 and $1.6 million and $1.1 million for the six months ended June 30, 2014 and 2013. Such expense is recorded in selling, general and administrative expenses. RSUs that may be settled

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited) — (Continued)

only in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $0.1 million and a nominal amount to settle liabilities related to cash-settled RSUs in the three months ended June 30, 2014 and 2013 and $2.2 million and $0.6 million to settle liabilities related to cash-settled RSUs in the six months ended June 30, 2014 and 2013. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $1.5 million and $2.1 million at June 30, 2014 and December 31, 2013.

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

As of June 30, 2014, Quanta had outstanding capital commitments associated with investments in unconsolidated affiliates related to planned midstream infrastructure projects of approximately $10.1 million. Quanta is unable to determine the timing of these capital commitments, but anticipates them to be paid before the end of 2015.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of June 30, 2014 (in thousands):

Operating Leases
Year Ending December 31 —
Remainder of 2014	$37,065
2015	47,305
2016	34,993
2017	26,277
2018	18,519
Thereafter	26,676

Total minimum lease payments	$190,835

Rent expense related to operating leases was approximately $42.8 million and $27.4 million for the three months ended June 30, 2014 and 2013 and approximately $77.6 million and $51.7 million for the six months ended June 30, 2014 and 2013.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta has agreed to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At June 30, 2014, the maximum guaranteed residual value was approximately $366.7 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed capital for the expansion of its fiber optic network, although Quanta typically does not commit capital to new network expansions until it has a committed licensing arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of June 30, 2014, Quanta estimates these committed capital expenditures to be approximately $26.2 million for the period July 1, 2014 through December 31, 2014 and $5.1 million for 2015. Quanta also committed capital for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of June 30, 2014, production orders for approximately $7.8 million had been issued with delivery dates expected to occur throughout 2014. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta intends that these orders will be assigned to third party leasing companies and made available to Quanta under certain of its master equipment lease agreements, thereby releasing Quanta from its capital commitments.

Legal Proceedings

Quanta is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Sunrise Powerlink Arbitration. On April 21, 2010, PAR entered into a contract with SDG&E to construct a 117-mile electrical transmission line in Imperial and San Diego Counties, California, known as the Sunrise Powerlink project. Construction commenced on November 17, 2010, with commercial operations beginning on or around June 17, 2012. PAR alleges that during the construction phase, SDG&E directed multiple changes to the construction schedule that required PAR to significantly increase its resources to the project in order to meet SDG&E’s required completion date. Further, PAR contends the project experienced numerous impacts beyond PAR’s control, such as access delays and restrictions and problems with customer supplied materials to the project. Following completion of the project, PAR and SDG&E had multiple meetings to review project scope, costs and performance criteria. SDG&E also conducted an audit of PAR’s records, which resulted in confirmation of PAR’s direct costs incurred in completing the project. Ultimately, however, the parties were unable to reach a resolution of the final amount owed to PAR.

In October 2013, PAR initiated arbitration proceedings against SDG&E pursuant to a contractually agreed upon dispute resolution process, alleging breach of contract and seeking compensation in excess of $165 million plus interest and other relief to which PAR may be entitled under the contract and applicable law. In response, SDG&E disputed that PAR is entitled to payment of any such additional amounts and subsequently asserted a counterclaim seeking approximately $32 million for PAR’s alleged untimely performance and breach of contract. PAR intends to vigorously contest SDG&E’s claims. The parties are presently engaged in discovery, with depositions scheduled to commence in the third quarter of 2014. The arbitration hearing is scheduled to begin in July 2015. Although Quanta believes that PAR is entitled to the compensation asserted in its claim, due to the nature of these proceedings and the uncertainty of litigation, an adverse result in this matter could have a material adverse effect on Quanta’s consolidated financial condition, results of operations, and cash flows.

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

(Unaudited)

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

The arbitration hearings were completed during the third quarter of 2012. On March 20, 2014, the arbitration panel issued a decision in favor of NGC, which awarded $17.3 million in damages plus NGC attorneys’ fees and interest of approximately $11.0 million. As a result, Mears was unsuccessful in recovering any amounts sought in its claim against NGC and wrote off approximately $10.5 million of accounts receivable associated with the NGC contract, resulting in an aggregate $38.8 million charge to selling, general and administrative expenses in the three months ended March 31, 2014 and in the six months ended June 30, 2014. Quanta paid the $28.3 million in damages plus NGC attorneys’ fees and interest in April 2014.

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

(Unaudited)

expose Quanta to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services Quanta has performed.

As of June 30, 2014, two customers each accounted for approximately 10% of Quanta’s consolidated net position, which includes accounts receivable including long-term balances and costs and estimated earnings in excess of billings on uncompleted contracts less billings in excess of costs and unearned revenue. As of December 31, 2013, the same two customers accounted for approximately 15% and 11% of Quanta’s consolidated net position. The services provided to these customers relate primarily to Quanta’s Electric Power Infrastructure Services segment. Substantially all of the balance for the customer with 10% of consolidated net position as of June 30, 2014 and 11% at December 31, 2013 relates to the Sunrise Powerlink project with a long-term receivable balance related to a significant change order that is subject to a contractually agreed upon arbitration process. For additional information, see Legal Proceedings — Sunrise Powerlink Arbitration within this Note 10. Additionally, the customer with the 10% and 15% of consolidated net position at June 30, 2014 and December 31, 2013 also accounted for 10% and 12% of consolidated revenues for the three and six months ended June 30, 2013. No other customers represented 10% or more of revenues for the three or six months ended June 30, 2014 and 2013, and no other customers represented 10% or more of consolidated net position as of June 30, 2014 or December 31, 2013.

Self-Insurance

Quanta is insured for employer’s liability, general liability, auto liability and workers’ compensation claims. On May 1, 2014, Quanta renewed its employer’s liability and workers’ compensation policies for the 2014 —2015 policy year and extended its general liability and auto liability policies to April 30, 2015. As a result of the renewal and extension, the deductibles for general liability and auto liability remained at $10.0 million per occurrence, the deductible for workers’ compensation remained at $5.0 million per occurrence, and the deductible for employer’s liability remained at $1.0 million per occurrence. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon Quanta’s estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of Quanta’s liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of June 30, 2014 and December 31, 2013, the gross amount accrued for insurance claims totaled $170.5 million and $161.8 million, with $126.7 million and $122.6 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of June 30, 2014 and December 31, 2013 were $7.9 million and $9.1 million, of which $0.8 million and $0.7 million were included in prepaid expenses and other current assets and $7.1 million and $8.4 million were included in other assets, net.

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

(Unaudited)

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

As of June 30, 2014, Quanta had $243.8 million in outstanding letters of credit and bank guarantees under its credit facility primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2014 and 2015. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. These performance bonds expire at various times ranging from mechanical completion of the related projects to a period extending beyond contract completion in certain circumstances, and as such, a determination of maximum potential amounts outstanding requires the use of certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of Quanta’s bonded operating activity. As of June 30, 2014, the total amount of the outstanding performance bonds was estimated to be approximately $3.1 billion. Quanta’s estimated maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of its commitments under the performance bonds generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was estimated to be approximately $750 million as of June 30, 2014.

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

(Unaudited) — (Continued)

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

(Unaudited) — (Continued)

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

In December 2013, the Central States Plan filed separate lawsuits against two of Quanta’s subsidiaries. In the first lawsuit, the Central States Plan alleged that a Quanta subsidiary elected to participate in the Central States Plan pursuant to the collective bargaining agreement under which it participates. The subsidiary argued that no such election was made and that any payments made by the subsidiary to the Central States Plan were made in error. The parties recently reached an agreement in principle to settle this lawsuit, pursuant to which, among other things, the Central States Plan agreed to return the payments made by the subsidiary. In the second lawsuit, the Central States Plan alleges that contributions made by another Quanta subsidiary to a new industry fund that was created after Quanta withdrew from the Central States Plan should have been made to the Central States Plan. This arguably would extend the date of withdrawal for this subsidiary to 2014. Quanta has disputed these allegations on the basis that it has properly paid contributions to the new industry fund based on the terms of the collective bargaining agreement under which it participates.

In March 2014, one of the Quanta subsidiaries was notified of a Joint Committee decision relating to a separate grievance matter concluding that the Quanta subsidiary should have hired Teamsters under a specific collective bargaining agreement to perform certain jobs. This matter was subsequently resolved with the Teamsters, effectively resulting in awarding of wages and benefits (including pension contributions) to the two Teamsters employees under an alternate collective bargaining agreement that are not related to the Central States Plan. In addition, in March 2014 the Central States Plan provided revised estimates indicating that the withdrawal liability based on certain withdrawal scenarios from 2011 through 2014 could range between $40.1 million and $55.4 million. In July 2014, the Central States Plan provided Quanta with a Notice and Demand of partial withdrawal liability for certain Quanta entities in the amount of $39.6 million. Quanta continues to dispute the total withdrawal liability owed to the Central States Plan. However, monthly payments associated with this Notice and Demand will begin in the third quarter of 2014 while the parties continue the related process to determine the final withdrawal liability. The amount owed upon resolution of this matter will be reduced by the payments made.

The ultimate liability associated with the complete withdrawal of Quanta’s subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. Based on the previous estimates of liability associated with a complete withdrawal from the Central States Plan, and allowing for the exclusion of amounts believed by management to have been improperly included in such estimate, Quanta will seek to challenge and

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited) — (Continued)

further negotiate the amount owed in connection with this matter. However, Quanta recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within the range communicated to Quanta by the Central States Plan. Quanta believes that the range of reasonable possible loss associated with the Central States Plan is up to $55.4 million. Given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the liability Quanta has recognized through June 30, 2014.

On October 9, 2013, Quanta acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of acquisition. The Central States Plan issued a Notice and Demand dated March 13, 2013 to the acquired company for a withdrawal liability in the total amount of $6.9 million payable in installments. Based on legal arguments, the acquired company took the position that the amount of withdrawal liability payable to the Central States Plan as a result of its complete withdrawal was $4.8 million, of which approximately $3.6 million remained outstanding as of June 30, 2014. The acquired company and Quanta have taken steps to challenge the amount of the assessment by the Central States Plan; however, payments in accordance with the terms of the Central States Plan’s demand letter are required to be made while the dispute is ongoing. Approximately $2.1 million of the purchase price was deposited into an escrow account on October 9, 2013 to fund any withdrawal obligation in excess of the $4.8 million initially demanded. Accordingly, the acquired company’s withdrawal from the Central States Plan is not expected to have a material impact on Quanta’s results of operations, financial condition or cash flows.

Indemnities

Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Quanta has also indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisition or disposition of certain companies. The indemnities under acquisition or disposition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of June 30, 2014, except as otherwise set forth above in Legal Proceedings, Quanta does not believe any material liabilities for asserted claims exist against it in connection with any of these indemnity obligations.

11.	SEGMENT INFORMATION:

Quanta presents its operations under three reportable segments: (1) Electric Power Infrastructure Services, (2) Oil and Gas Infrastructure Services and (3) Fiber Optic Licensing and Other. This structure is generally based on the broad end-user markets for Quanta’s services. See Note 1 for additional information regarding Quanta’s reportable segments.

Quanta’s segment results are derived from the types of services provided across its operating units in each of the end user markets described above. Quanta’s entrepreneurial business model allows each of its operating units to serve the same or similar customers and to provide a range of services across end user markets. Quanta’s operating units are organized into one of three internal divisions, namely, the Electric Power Division, the Oil and Gas Infrastructure Division and the Fiber Optic Licensing Division. These internal divisions are closely aligned with the reportable segments described above based on their operating units’ predominant type of work.

Reportable segment information, including revenues and operating income by type of work, is gathered from each operating unit for the purpose of evaluating segment performance in support of Quanta’s market

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited) — (Continued)

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

Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Electric Power Infrastructure	$1,239,168	$1,046,379	$2,517,336	$2,227,362
Oil and Gas Infrastructure	585,367	385,942	1,031,224	744,874
Fiber Optic Licensing and Other	40,015	42,056	78,564	87,851

Consolidated	$1,864,550	$1,474,377	$3,627,124	$3,060,087

Operating income (loss):
Electric Power Infrastructure	$112,069	$120,809	$256,481	$253,359
Oil and Gas Infrastructure	55,583	27,644	34,411	38,001
Fiber Optic Licensing and Other	14,146	14,301	26,255	31,184
Corporate and non-allocated costs	(48,405)	(45,580)	(93,259)	(86,079)

Consolidated	$133,393	$117,174	$223,888	$236,465

Depreciation:
Electric Power Infrastructure	$18,271	$15,776	$35,835	$30,699
Oil and Gas Infrastructure	13,465	11,335	26,680	22,600
Fiber Optic Licensing and Other	4,445	4,230	8,763	8,281
Corporate and non-allocated costs	1,815	1,699	3,583	3,340

Consolidated	$37,996	$33,040	$74,861	$64,920

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited) — (Continued)

Foreign Operations

During the three months ended June 30, 2014 and 2013, Quanta derived $392.2 million and $208.4 million of its revenues from foreign operations. During the six months ended June 30, 2014 and 2013, Quanta derived $848.4 million and $505.8 million of its revenues from foreign operations. Of Quanta’s foreign revenues, approximately 75% and 96% was earned in Canada during the three months ended June 30, 2014 and 2013 and approximately 80% and 97% was earned in Canada during the six months ended June 30, 2014 and 2013. In addition, Quanta held property and equipment of $238.2 million and $196.8 million in foreign countries, primarily Canada, as of June 30, 2014 and December 31, 2013. The increases in foreign revenues and assets were primarily due to the timing of the non-U.S. acquisitions described in Note 4.

12.	SUBSEQUENT EVENTS:

Acquisitions

During the third quarter of 2014, Quanta completed the acquisition of two companies. One company is an oil and gas infrastructure services company located in Canada. The other company is an electric power infrastructure services company located in Australia. The aggregate consideration paid for these acquisitions consisted of approximately $84.4 million in cash, subject to a post-closing working capital adjustment, 0.2 million shares of Quanta common stock and 0.8 million exchangeable shares of a Canadian subsidiary of Quanta that are exchangeable on a one-for-one basis for, Quanta common stock. The aggregate value of the above issued securities on the respective closing dates of the acquisitions totaled approximately $31.5 million. As these transactions were effective during the third quarter of 2014, the results of each acquired company will be included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable Quanta to further enhance its oil and gas infrastructure service offerings in Canada and expand its capabilities in Australia to include electric power infrastructure service offerings.

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

We report our results under three reportable segments: (1) Electric Power Infrastructure Services, (2) Oil and Gas Infrastructure Services and (3) Fiber Optic Licensing and Other. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the six months ended June 30, 2014 were approximately $3.63 billion, of which 69.4% was attributable to the Electric Power Infrastructure Services segment, 28.4% to the Oil and Gas Infrastructure Services segment and 2.2% to the Fiber Optic Licensing and Other segment.

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

The Fiber Optic Licensing and Other segment designs, procures, constructs, maintains and owns fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to our customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic network, with the network owned and maintained by us. We are also expanding our service offerings to provide lit services, with Quanta providing network management services to customers, as well as owning the electronic equipment necessary to make the fiber optic network operational. We believe market opportunities exist for lit services that will enable us to leverage capacities of our dark fiber networks, as well as providing other attractive growth opportunities. The Fiber Optic Licensing and Other segment provides services to communication carriers as well as education, financial services, healthcare and other business enterprises with high bandwidth telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions. The Fiber Optic Licensing and Other segment also provides various telecommunication infrastructure services on a limited and ancillary basis, primarily to our customers in the electric power industry.

Recent Investments, Acquisitions and Divestitures

During the first half of 2014, we completed six acquisitions. Four of these six companies are electric power infrastructure services companies located in Canada. The fifth company is a general engineering and construction company, based in California, specializing in hydrant fueling, waterfront and utility construction for U.S. Department of Defense military bases, and is generally included in our Oil and Gas Infrastructure Services segment. The sixth company is a geotechnical and geological engineering services company, based in the U.S., that offers services for the power transmission, mining, transportation and water resources sectors in the U.S., Canada and select international markets and is generally included in our Electric Power Infrastructure Services segment. The aggregate consideration paid for these acquisitions consisted of approximately $83.2 million in cash, 459,392 shares of Quanta common stock and 899,858 exchangeable shares of a Canadian subsidiary of Quanta that are substantially equivalent to, and exchangeable on a one-for-one basis for, our common stock. In addition, we issued one share of Series G preferred stock, which share generally votes on the same matters as the common stock and is entitled to a number of votes equal to the number of such exchangeable shares outstanding at any time. The aggregate value of the above issued securities on the respective closing or settlement dates of the acquisitions totaled approximately $38.6 million. As these transactions were effective during the first half of 2014, the results of each company have been included in our consolidated financial statements beginning on the respective dates of acquisition. These acquisitions have enabled us to further enhance our electric power infrastructure service offerings in the U.S., Canada and select international markets and our oil and gas infrastructure service offerings in the U.S.

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

Our backlog represents the amount of consolidated revenue that we expect to realize from future work under construction contracts, long-term maintenance contracts, master service agreements (MSAs) and licensing agreements. These estimates include revenues from the remaining portion of firm orders not yet completed and on which work has not yet begun, as well as revenues from change orders, renewal options, and funded and unfunded portions of government contracts to the extent that they are reasonably expected to occur. For purposes of calculating backlog, we include 100% of estimated revenues attributable to consolidated joint ventures and variable interest entities (VIEs). The following table presents our total backlog by reportable segment as of June 30, 2014 and December 31, 2013, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of June 30, 2014		Backlog as of December 31, 2013
	12 Month	Total	12 Month	Total
Electric Power	$3,260,291	$5,864,661	$3,346,721	$5,964,061
Oil and Gas Infrastructure	1,317,748	2,220,391	1,515,612	2,218,503
Fiber Optic Licensing and Other	136,705	594,405	137,883	545,503

Total	$4,714,744	$8,679,457	$5,000,216	$8,728,067

Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues, regulatory requirements and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and while we did not experience any material cancellations during the current periods, most of our contracts may be terminated, typically upon 30 to 90 days notice, even if we are not in default under the contract. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends inherent in current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. In addition, many of our MSAs, as well as contracts for fiber optic licensing, are subject to renewal options. As of June 30, 2014 and December 31, 2013, MSAs accounted for approximately 40% and 31% of our estimated 12 month backlog and approximately 51% and 44% of total backlog. There can be no assurance as to our customers’ actual requirements or that our estimates are accurate.

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

These seasonal impacts are typical for our U.S. operations, but as our foreign operations continue to grow, we may see a lessening of this pattern impacting our quarterly revenues. For example, revenues in Canada are often higher in the first quarter as projects are accelerated so that work can be completed prior to the break-up, or seasonal thaw, as productivity is adversely affected by wet ground conditions during the warmer spring and summer months. Also, although revenues from Australia and other international operations have not been significant relative to our overall revenues to date, their seasonal patterns may differ from those in North America and may impact our seasonality more in the future.

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

Insurance. Margins could be impacted by fluctuations in insurance accruals as additional claims arise and as circumstances and conditions of existing claims change. We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. On May 1, 2014, we renewed our employer’s liability and workers’ compensation policies for the 2014—2015 policy year and extended our general liability and auto liability policies to April 30, 2015. As a result of the renewal and extension, the deductibles for general liability and auto liability remained at $10.0 million per occurrence, the deductible for workers’ compensation remained at $5.0 million per occurrence, and the deductible for employer’s liability remained at $1.0 million per occurrence. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

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

Results of Operations

As previously discussed, we have acquired certain businesses, the results of which have been included in the following results of operations beginning on their respective acquisition dates. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three and six month periods indicated (dollars in thousands):

Consolidated Results

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Revenues	$1,864,550	100.0%	$1,474,377	100.0%	$3,627,124	100.0%	$3,060,087	100.0%
Cost of services (including depreciation)	1,583,102	84.9	1,233,093	83.6	3,073,605	84.7	2,580,530	84.3

Gross profit	281,448	15.1	241,284	16.4	553,519	15.3	479,557	15.7
Selling, general and administrative expenses	139,440	7.5	119,031	8.1	312,771	8.6	232,712	7.6
Amortization of intangible assets	8,615	0.4	5,079	0.4	16,860	0.5	10,380	0.4

Operating income	133,393	7.2	117,174	7.9	223,888	6.2	236,465	7.7
Interest expense	(1,128)	(0.1)	(503)	—	(2,110)	(0.1)	(1,005)	—
Interest income	599	—	569	—	2,144	0.1	1,091	—
Other income (expense), net	(1,233)	—	(353)	—	(590)	—	(866)	—

Income before income taxes	131,631	7.1	116,887	7.9	223,332	6.2	235,685	7.7
Provision for income taxes	46,187	2.5	42,161	2.8	79,240	2.2	84,102	2.7

Net income	85,444	4.6	74,726	5.1	144,092	4.0	151,583	5.0
Less: Net income attributable to non-controlling interests	4,362	0.3	4,489	0.3	8,602	0.3	9,265	0.3

Net income attributable to common stock	$81,082	4.3%	$70,237	4.8%	$135,490	3.7%	$142,318	4.7%

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Revenues. Revenues increased $390.2 million, or 26.5%, to $1.86 billion for the three months ended June 30, 2014. Revenues from electric power infrastructure services increased $192.8 million, or 18.4%, to $1.24 billion. Also contributing to the increase was higher revenues from oil and gas infrastructure services, which increased $199.4 million, or 51.7%, to $585.4 million. These increases were partially offset by a decrease in revenues from fiber optic licensing and other, which decreased $2.0 million, or 4.9%, to $40.0 million.

Gross profit. Gross profit increased $40.2 million, or 16.6%, to $281.4 million for the three months ended June 30, 2014. This increase was primarily due to the impact of higher overall revenues earned from the Electric Power and Oil and Gas Infrastructure Services segments, including mainline pipe revenues, which typically offer higher margin opportunities. These increases were partially offset by the negative production impact of wet weather conditions during the second quarter of 2014, primarily in Canada and northern regions of the U.S., as these areas thawed from a late winter season, as well as lower margins on certain power generation projects ongoing during the three months ended June 30, 2014 as compared to projects that were completed during the three months ended June 30, 2013. These negative factors also adversely impacted gross profit as a percentage of revenues which decreased to 15.1% for the three months ended June 30, 2014 from 16.4% for the three months ended June 30, 2013.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $20.4 million, or 17.1%, to $139.4 million for the three months ended June 30, 2014. The increase was primarily attributable to $15.0 million in incremental general and administrative costs associated with companies acquired since the second quarter of 2013 and $5.5 million in higher professional fees primarily associated with ongoing legal matters. Selling, general and administrative expenses as a percentage of revenues decreased to 7.5% for the three months ended June 30, 2014 from 8.1% for the three months ended June 30, 2013, due primarily to the impact of the higher overall revenues described above, the impact of lower cost structures of certain of the companies acquired after the second quarter of last year, as well as lower non-cash stock-based compensation expense due to the recording of approximately $4.3 million of expense in the second quarter of 2013 related to the retirement of our former chairman.

Amortization of intangible assets. Amortization of intangible assets increased $3.5 million to $8.6 million for the three months ended June 30, 2014. This increase was primarily due to increased amortization of intangibles associated with companies acquired since the second quarter of 2013, partially offset by reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized.

Interest expense. Interest expense increased $0.6 million to $1.1 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 due to increased borrowing activity under our credit facility, fees associated with the increase in unused capacity on our expanded credit facility and higher amortization of deferred financing costs following the amendment and restatement of our credit facility on October 30, 2013.

Interest income. Interest income was $0.6 million for both the three months ended June 30, 2014 and 2013. Lower cash balances period over period were offset by the impact of higher average interest rates earned on the cash balances during the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013.

Provision for income taxes. The provision for income taxes was $46.2 million for the three months ended June 30, 2014, with an effective tax rate of 35.1%. The provision for income taxes was $42.2 million for the three months ended June 30, 2013, with an effective tax rate of 36.1%. The lower effective rate for the three months ended June 30, 2014 was primarily due to a higher proportion of income before taxes earned from international jurisdictions, which are generally taxed at lower statutory rates.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Revenues. Revenues increased $567.0 million, or 18.5%, to $3.63 billion for the six months ended June 30, 2014. This increase was primarily due to higher electric power infrastructure services revenues, which increased $290.0 million, or 13.0%, to $2.52 billion. Also contributing to the increase were additional revenues from oil and gas infrastructure services, which increased $286.4 million, or 38.4%, to $1.03 billion. These increases were partially offset by a decrease in revenues from fiber optic licensing and other, which decreased $9.3 million, or 10.6%, to $78.6 million.

Gross profit. Gross profit increased $74.0 million, or 15.4%, to $553.5 million for the six months ended June 30, 2014. This increase was primarily due to the impact of higher overall revenues earned during the current period. Gross profit as a percentage of revenues decreased to 15.3% for the six months ended June 30, 2014 from 15.7% for the six months ended June 30, 2013. This decrease in gross margin was primarily due to the negative production impact of wet weather conditions, primarily in Canada and northern regions of the U.S., as these areas thawed from a late winter season, as well as lower margins recognized on certain power generation projects that were ongoing during the six months ended June 30, 2014 as compared to similar projects that were completed during the six months ended June 30, 2013. These lower margins were partially offset by the contribution of mainline pipe revenues, which typically offer higher margin opportunities.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $80.1 million, or 34.4%, to $312.8 million for the six months ended June 30, 2014. The increase was primarily attributable to an aggregate $38.8 million expense associated with an adverse arbitration decision regarding a contract dispute with the National Gas Company of Trinidad and Tobago (NGC) on a 2010 directional drilling project, as well as $28.6 million in incremental general and administrative costs associated with companies acquired since the second quarter of 2013, $9.8 million in higher professional fees primarily related to ongoing legal matters and $3.9 million in higher acquisition and integration costs. Selling, general and administrative expenses as a percentage of revenues increased to 8.6% for the six months ended June 30, 2014 from 7.6% for the six months ended June 30, 2013, due primarily to the impact of the arbitration decision described above, partially offset by lower cost structures of certain of the companies acquired after the second quarter of last year, as well as lower non-cash stock-based compensation expense due to the recording of approximately $4.3 million of expense in the second quarter of 2013 related to the retirement of our former chairman.

Amortization of intangible assets. Amortization of intangible assets increased $6.5 million to $16.9 million for the six months ended June 30, 2014. This increase was primarily due to increased amortization of intangibles associated with companies acquired since the second quarter of 2013, partially offset by reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized.

Interest expense. Interest expense increased $1.1 million to $2.1 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due to increased borrowing activity under our credit facility, fees associated with the increase in unused capacity on our expanded credit facility and higher amortization of deferred financing costs following the amendment and restatement of our credit facility on October 30, 2013.

Interest income. Interest income was $2.1 million and $1.1 million for the six months ended June 30, 2014 and 2013. This increase was due to higher average interest rates during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, partially offset by lower cash balances during the 2014 period.

Provision for income taxes. The provision for income taxes was $79.2 million for the six months ended June 30, 2014, with an effective tax rate of 35.5%. The provision for income taxes was $84.1 million for the six months ended June 30, 2013, with an effective tax rate of 35.7%. The lower effective rate for the six months ended June 30, 2014 was primarily due to a higher proportion of income before taxes earned from international jurisdictions, which are generally taxed at lower statutory rates.

Segment Results

The following table sets forth segment revenues and segment operating income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Revenues:
Electric Power Infrastructure	$1,239,168	66.5%	$1,046,379	70.9%	$2,517,336	69.4%	$2,227,362	72.8%
Oil and Gas Infrastructure	585,367	31.4	385,942	26.2	1,031,224	28.4	744,874	24.3
Fiber Optic Licensing and Other	40,015	2.1	42,056	2.9	78,564	2.2	87,851	2.9

Consolidated revenues from external customers	$1,864,550	100.0%	$1,474,377	100.0%	$3,627,124	100.0%	$3,060,087	100.0%

Operating income (loss):
Electric Power Infrastructure	$112,069	9.0%	$120,809	11.5%	$256,481	10.2%	$253,359	11.4%
Oil and Gas Infrastructure	55,583	9.5	27,644	7.2	34,411	3.3	38,001	5.1
Fiber Optic Licensing and Other	14,146	35.4	14,301	34.0	26,255	33.4	31,184	35.5
Corporate and non-allocated costs	(48,405)	N/A	(45,580)	N/A	(93,259)	N/A	(86,079)	N/A

Consolidated operating income	$133,393	7.2%	$117,174	7.9%	$223,888	6.2%	$236,465	7.7%

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $192.8 million, or 18.4%, to $1.24 billion for the three months ended June 30, 2014. Revenues were positively impacted by increased activity from electric power transmission, distribution and power generation projects due to increased capital spending by our customers as well as approximately $50 million in revenues generated by acquired companies.

Operating income decreased $8.7 million, or 7.2%, to $112.1 million for the three months ended June 30, 2014. Operating income as a percentage of segment revenues decreased to 9.0% for the three months ended June 30, 2014 from 11.5% for the three months ended June 30, 2013. These decreases were primarily due to the negative production impact of wet weather conditions primarily in Canada and northern regions of the U.S., as these areas thawed from a late winter season, as well as lower margins recognized on certain power generation projects that were ongoing during the three months ended June 30, 2014 as compared to those completed during the three months ended June 30, 2013.

Oil and Gas Infrastructure Services Segment Results

Revenues for this segment increased $199.4 million, or 51.7%, to $585.4 million for the three months ended June 30, 2014. Revenues in the second quarter of 2014 were favorably impacted by approximately $150 million in revenues generated by acquired companies coupled with increased capital spending by our customers.

Operating income increased $27.9 million to $55.6 million for the quarter ended June 30, 2014 from $27.6 million for the quarter ended June 30, 2013. This increase was primarily due to the increase in segment revenues described above. Operating income as a percentage of segment revenues increased to 9.5% for the quarter ended June 30, 2014 from 7.2% for the quarter ended June 30, 2013. This increase was primarily due to the contribution from mainline pipe projects in the U.S. and Australia, which typically offer higher margin opportunities as well as better fixed cost absorption due to higher revenues.

Fiber Optic Licensing and Other Segment Results

Revenues for this segment decreased $2.0 million, or 4.9%, to $40.0 million for the three months ended June 30, 2014. This decrease in revenues was primarily due to lower levels of ancillary telecommunication services revenues during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Operating income decreased $0.2 million, or 1.1%, to $14.1 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Operating income as a percentage of segment revenues for the quarter ended June 30, 2014 increased to 35.4% as compared to 34.0% for the quarter ended June 30, 2013, primarily due to lower network maintenance costs.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended June 30, 2014 increased $2.8 million to $48.4 million as compared to the quarter ended June 30, 2013. This increase was primarily the result of a $3.5 million increase in amortization expense primarily due to the amortization of newly acquired intangible assets from 2014 and 2013 acquisitions and a $2.3 million increase in consulting and other business development fees, partially offset by lower non-cash stock-based compensation expense due to the recording of approximately $4.3 million of expense in the second quarter of 2013 related to the retirement of our former chairman.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $290.0 million, or 13.0%, to $2.52 billion for the six months ended June 30, 2014. Revenues were positively impacted by increased activity from electric power transmission and distribution projects primarily as a result of increased capital spending by our customers and approximately $120 million in revenues generated by acquired companies. Partially offsetting these increases were the impact on production of frigid weather conditions throughout much of North America and the period-over-period impact of less favorable Canadian dollar to U.S. dollar exchange rates during the early portion of 2014 as compared to 2013.

Operating income increased $3.1 million, or 1.2%, to $256.5 million for the six months ended June 30, 2014. This increase was primarily due to the increase in segment revenues described above. Operating income as a percentage of segment revenues decreased to 10.2% for the six months ended June 30, 2014 from 11.4% for the six months ended June 30, 2013. This decrease was primarily due to the negative production impact of wet weather conditions, primarily in Canada and northern regions of the U.S., as these areas thawed from a late winter season, as well as lower margins recognized on certain power generation projects that were ongoing during the six months ended June 30, 2014 as compared to those completed during the six months ended June 30, 2013.

Oil and Gas Infrastructure Services Segment Results

Revenues for this segment increased $286.4 million, or 38.4%, to $1.03 billion for the six months ended June 30, 2014. Revenues in the six months ended June 30, 2014 were favorably impacted by approximately $270 million in revenues generated by acquired companies.

Operating income decreased $3.6 million to $34.4 million for the six months ended June 30, 2014 from $38.0 million for the six months ended June 30, 2013. Operating income as a percentage of segment revenues decreased to 3.3% for the six months ended June 30, 2014 from 5.1% for the six months ended June 30, 2013. These decreases were primarily due to an aggregate $38.8 million expense associated with an adverse arbitration decision regarding a contract dispute with NGC on a 2010 directional drilling project, as well as the impact of an increase in the estimated withdrawal liability associated with the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan) based on certain withdrawal scenarios that increased the estimated range of possible liability. These decreases were partially offset by contributions from mainline pipe projects in the U.S. and Australia, which typically offer higher margin opportunities and the favorable settlement of certain contract change orders during the period as well as better fixed cost absorption due to higher overall revenues.

Fiber Optic Licensing and Other Segment Results

Revenues for this segment decreased $9.3 million, or 10.6%, to $78.6 million for the six months ended June 30, 2014. This decrease in revenues was primarily due to lower levels of ancillary telecommunication services revenues during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 as certain larger projects completed in the prior year did not recur to the same extent as in 2013.

Operating income decreased $4.9 million, or 15.8%, to $26.3 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease in operating income was primarily due to the decrease in segment revenues described above. Operating income as a percentage of segment revenues for the six months ended June 30, 2014 decreased to 33.4% as compared to 35.5% for the six months ended June 30, 2013, primarily due to higher network maintenance costs and startup costs associated with our new lit services offering.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the six months ended June 30, 2014 increased $7.2 million to $93.3 million as compared to the six months ended June 30, 2013. This increase was primarily the result of a $6.5 million increase in amortization expense primarily due to the amortization of newly acquired intangible assets from 2014 and 2013 acquisitions, $5.0 million in higher consulting and other business development fees, and $3.9 million in higher acquisition and integration costs. These increases were partially offset by $6.0 million in lower salary and incentive compensation costs period-over-period associated with current levels of operating activity and profitability, as well as due to the recording of approximately $4.3 million of non-cash stock-based compensation expense in the second quarter of 2013 related to the retirement of our former chairman.

Liquidity and Capital Resources

Cash Requirements

Our cash and cash equivalents totaled $188.9 million as of June 30, 2014 and $488.8 million as of December 31, 2013. As of June 30, 2014 and December 31, 2013, cash and cash equivalents in domestic bank accounts were approximately $39.7 million and $236.7 million, and cash and cash equivalents held in foreign bank accounts were approximately $149.2 million and $252.1 million, primarily in Canada and Australia.

We were in compliance with the covenants under our credit facility at June 30, 2014. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future. During the fourth quarter of 2013, our board of directors approved a stock repurchase program authorizing us to purchase in the open market or in privately negotiated transactions, from time to time through December 31, 2016, up to $500.0 million of our outstanding common stock. As of June 30, 2014, we had repurchased $45.0 million of our common stock under this program.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. Capital expenditures are expected to total

$300 million to $325 million for 2014, of which we have spent approximately $146.8 million through June 30, 2014. Approximately $50 million to $60 million of the expected 2014 capital expenditures are targeted for the expansion of our fiber optic networks.

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

If we were to repatriate cash that is indefinitely reinvested outside the U.S., we could be subject to additional U.S. income and foreign withholding taxes. Because of the number and variability of assumptions required, it is not practicable to determine the amount of any additional U.S. tax liability that may result if we decide to no longer indefinitely reinvest foreign earnings outside the U.S. If our intentions or U.S. tax laws change in the future, there may be a significant negative impact on the provision for income taxes and cash flows as a result of recording an incremental tax liability in the period such change occurs.

Sources and Uses of Cash

As of June 30, 2014, we had cash and cash equivalents of $188.9 million and working capital of $1.28 billion. We also had $243.8 million of outstanding letters of credit and bank guarantees and no outstanding revolving loans under our credit facility, with $1.08 billion available for borrowing or issuing new letters of credit under our credit facility.

Operating Activities

Cash flow from operations is primarily influenced by demand for our services and operating margins but can also be influenced by working capital needs associated with the various types of services that we provide. In particular, working capital needs may increase when we commence large volumes of work under circumstances where project costs, primarily associated with labor, equipment and subcontractors, are required to be paid before the receivables resulting from the work performed are billed and collected. Accordingly, changes within working capital in accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, and billings in excess of costs and estimated earnings on uncompleted contracts are normally related and are typically affected on a collective basis by changes in revenue due to both changes in timing and volume of work performed and variability in the timing of customer billings and payments. Additionally, working capital needs are generally higher during the summer and fall months due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate. Conversely, working capital assets are typically converted to cash during the winter months. These seasonal trends can be offset by changes in the timing of projects which can be impacted by project delays or accelerations and other economic factors that may affect customer spending.

Operating activities provided net cash of $32.8 million during the three months ended June 30, 2014 as compared to providing $117.8 million during the three months ended June 30, 2013, and operating activities used net cash of $27.8 million during the six months ended June 30, 2014 as compared to providing $161.9 million during the six months ended June 30, 2013. Operating cash flow for the three months ended June 30, 2014 included cash outflows associated with prepayments related to the renewal and extension of our insurance policies, which have historically occurred in the third quarter, as well as the $28.3 million arbitration payment described in Legal Proceedings—National Gas Company of Trinidad and Tobago Arbitration in Note 10 of the Notes to Condensed Consolidated Financial Statements. The decrease in cash flows from operating activities for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was partially a result of the cash outflows that occurred in the three months ended June 30, 2014 related to insurance prepayments and the arbitration payment mentioned above. Operating cash flow for the six months ended June 30, 2014 was also impacted by increased working capital requirements associated with the ramp up on certain electric power transmission projects, as well as weather related delays in part of North America and the timing of project close-outs that affected the achievement of certain billing milestones. Additionally, the cash flow provided by operating activities during the six months ended June 30, 2013 was positively impacted by the collection of receivables during the first quarter of 2013 attributable to significantly higher levels of emergency restoration services provided in the fourth quarter of 2012 as compared to the fourth quarter of 2013.

Days sales outstanding (DSO) as of June 30, 2014 was 78 days as compared to 83 days at June 30, 2013. In spite of revenue growth of 26.5% and an increase in receivables quarter-over-quarter, DSO improved five days due primarily to improved collection of receivables near the end of the second quarter of 2014. DSO is calculated by using the sum of current accounts receivable, net of allowance (which include retainage and unbilled balances), plus costs and estimated earnings in excess of billings on uncompleted contracts less billings in excess of costs and estimated earnings on uncompleted contracts, divided by average revenues per day during the quarter. In order to present a comparable amount, the DSO at June 30, 2013 given herein has been reduced by approximately ten days related to the impact of the Sunrise Powerlink project receivable, which was included in current accounts receivable at June 30, 2013 but was subsequently reclassified as a non-current asset prior to December 31, 2013. For additional information on the Sunrise Powerlink project, see Legal Proceedings—Sunrise Powerlink Arbitration in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Investing Activities

During the three months ended June 30, 2014, we used net cash in investing activities of $75.6 million as compared to $116.2 million in the three months ended June 30, 2013. Investing activities in the second quarter of 2014 included $75.4 million used for capital expenditures and $3.2 million used in connection with a business acquisition, partially offset by $4.1 million of proceeds from the sale of equipment. Investing activities in the second quarter of 2013 included $104.5 million used for capital expenditures, $13.3 million used for other investments related to the capital lease of an internally constructed electric power transmission asset, partially offset by $2.6 million of proceeds from the sale of equipment.

During the six months ended June 30, 2014, we used net cash in investing activities of $220.6 million as compared to $181.8 million in the six months ended June 30, 2013. Investing activities in the six months ended June 30, 2014 included $146.8 million used for capital expenditures and $79.6 million used in connection with business acquisitions, partially offset by $6.6 million of proceeds from the sale of equipment. Investing activities in the six months ended June 30, 2013 included $162.2 million used for capital expenditures, $13.3 million used for other investments related to the capital lease of an internally constructed electric power transmission asset, $9.5 million used for additional investments in unconsolidated affiliates, partially offset by $4.1 million of proceeds from the sale of equipment.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or magnitude of the potential cash outlays for these initiatives.

Financing Activities

During the three months ended June 30, 2014, net cash used in financing activities was $44.8 million as compared to $1.0 million in the three months ended June 30, 2013. Financing activities in the second quarter of 2014 included $45.0 million of common stock repurchases under our stock repurchase program. We also had borrowing and repayments of $333.8 million under our credit facility during the three months ended June 30, 2014. Financing activities in the second quarter of 2013 included $3.9 million of cash payments to non-controlling interests as distributions of joint venture profits, partially offset by $2.6 million related to the tax impact of stock-based awards.

During the six months ended June 30, 2014, net cash used in financing activities was $55.1 million as compared to $5.9 million in the six months ended June 30, 2013. Financing activities in the six months ended June 30, 2014 included $45.0 million of common stock repurchases under our stock repurchase program and $10.7 million of debt repayments, primarily related to debt of acquired companies that was repaid shortly after the respective acquisition dates. We also had borrowings and repayments of $336.2 million under our credit facility during the six months ended June 30, 2014. Financing activities during the six months ended June 30, 2013 included $9.3 million of cash payments to non-controlling interests as distributions of joint venture profits, partially offset by $2.6 million related to the tax impact of stock-based awards.

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

As of June 30, 2014, we had approximately $243.8 million of outstanding letters of credit and bank guarantees, $215.5 million of which was denominated in U.S. dollars and $28.3 million of which was denominated in Australian or Canadian dollars, and no outstanding borrowings under the credit facility. The remaining $1.08 billion was available for borrowings or issuing new letters of credit.

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a Consolidated Interest Coverage Ratio, in each case as specified in the credit agreement. The credit agreement limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on assets. The credit agreement also allows for cash payments for dividends and stock repurchases subject to compliance with the following requirements on a post-incurrence basis: (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants described above; and (iii) at least $100 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of June 30, 2014, we were in compliance with all of the covenants in the credit agreement.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of June 30, 2014, the maximum guaranteed residual value was approximately $366.7 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of June 30, 2014, we had $243.8 million in outstanding letters of credit and bank guarantees under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2014 and 2015. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. Subject to certain conditions and consistent with terms of our credit facility, these security interests will be automatically released if we maintain a corporate credit rating that is BBB- (stable) or higher by Standard & Poor’s Rating Services and a corporate family rating that is Baa3 (stable) or higher by Moody’s Investors Services. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of June 30, 2014, the total amount of the outstanding performance bonds was estimated to be approximately $3.1 billion. Our estimated maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of our commitments under the performance bonds generally extinguishes concurrently with the expiration of our related contractual obligation. The estimated cost to complete these bonded projects was estimated to be approximately $750 million as of June 30, 2014.

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

Contractual Obligations

As of June 30, 2014, our future contractual obligations were as follows (in thousands):

	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Operating lease obligations	$190,835	$37,065	$47,305	$34,993	$26,277	$18,519	$26,676
Capital lease obligations (1)	1,606	668	811	127	—	—	—
Pension plan withdrawal liability associated with demand letter (1)	3,630	470	940	940	940	340	—
Other long-term debt (1)	4,211	276	472	472	2,991	—	—
Equipment purchase commitments	7,803	7,803	—	—	—	—	—
Committed capital expenditures for fiber optic networks under contracts with customers	31,248	26,156	5,092	—	—	—	—

Total	$239,333	$72,438	$54,620	$36,532	$30,208	$18,859	$26,676

(1)	Amounts are recorded in our June 30, 2014 condensed consolidated balance sheet.

The committed capital expenditures for fiber optic networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. We have also committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of June 30, 2014, production orders for approximately $7.8 million had been issued with delivery dates occurring throughout 2014. Although we have committed to the purchase of these vehicles at the time of their delivery, we intend that these orders will be assigned to third party leasing companies and made available to us under certain of our master equipment lease agreements, which will release us from our capital commitment.

As of June 30, 2014, the total unrecognized tax benefits related to uncertain tax positions was $53.2 million. Certain of our subsidiaries remain under examination by various U.S. state and Canadian federal tax authorities for multiple periods, and the amount of unrecognized tax benefits could therefore increase or decrease as a result of the expiration of certain statute of limitations periods or settlements of these audits. We believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease up to $11.0 million due to the expiration of certain statute of limitations periods or settlements of the audits.

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

In December 2013, the Central States Plan filed separate lawsuits against two of our subsidiaries. In the first lawsuit, the Central States Plan alleged that one of our subsidiaries elected to participate in the Central States Plan pursuant to the collective bargaining agreement under which it participates. The subsidiary argued that no such election was made and that any payments made by the subsidiary to the Central States Plan were made in error. The parties recently reached an agreement in principle to settle this lawsuit, pursuant to which, among other things, the Central States Plan agreed to return the payments made by the subsidiary. In the second lawsuit, the Central States Plan alleges that contributions made by another one of our subsidiaries to a new industry fund that was created after we withdrew from the Central States Plan should have been made to the Central States Plan. This arguably would extend the date of withdrawal for this subsidiary to 2014. We have disputed these allegations on the basis that we have properly paid contributions to the new industry fund based on the terms of the collective bargaining agreement under which we participate.

In March 2014, one of our subsidiaries was notified of a Joint Committee decision relating to a separate grievance matter concluding that our subsidiary should have hired Teamsters under a specific collective bargaining agreement to perform certain jobs. This matter was subsequently resolved with the Teamsters, effectively resulting in awarding of wages and benefits (including pension contributions) to the two Teamsters employees under an alternate collective bargaining agreement that are not related to the Central States Plan. In addition, in March 2014 the Central States Plan provided revised estimates indicating that the withdrawal liability based on certain withdrawal scenarios from 2011 through 2014 could range between $40.1 million and $55.4 million. In July 2014, the Central States Plan provided us with a “Notice and Demand” of partial withdrawal liability for certain of our subsidiaries in the amount of $39.6 million. We continue to dispute the total withdrawal liability owed to the Central States Plan. However, monthly payments associated with this Notice and Demand began in the third quarter of 2014 while continuing the related process to determine the final withdrawal liability. The amount owed upon resolution of this matter will be reduced by the payments made.

The ultimate liability associated with the complete withdrawal of our subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. Based on the previous estimates of liability associated with a complete withdrawal from the Central States Plan, and allowing for the exclusion of amounts we believe have been improperly included in such estimate, we will seek to challenge and further negotiate the amount owed in connection with this matter. However, we recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within the range communicated to us by the Central States Plan. We believe that the range of reasonable possible loss associated with the Central States Plan is up to $55.4 million. Given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the liability we have recognized through June 30, 2014. See Note 10 of the Notes to Condensed Consolidated Financial Statements.

On October 9, 2013, we acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of our acquisition. The Central States Plan issued a Notice and Demand dated March 13, 2013 to the acquired company for a withdrawal liability in the total amount of $6.9 million payable in installments. Based on legal arguments, the acquired company took the position that the amount of withdrawal liability payable to the Central States Plan as a result of its complete withdrawal was $4.8 million, of which approximately $3.6 million remained outstanding as of June 30, 2014. The acquired company and Quanta have taken steps to challenge the amount of the assessment by the Central States Plan; however, payments in accordance with the terms of the Central States Plan’s demand letter are required to be made while the dispute process is ongoing. Accordingly, the $3.6 million is included in the previously presented table of contractual obligations. Approximately $2.1 million of the purchase price was deposited into an escrow account on October 9, 2013 to fund any withdrawal obligation in excess of the $4.8 million initially demanded. Accordingly, the acquired company’s withdrawal from the Central States Plan is not expected to have a material impact on our results of operations, financial condition or cash flows.

Also excluded from the Contractual Obligations table is interest associated with letters of credit fees and commitment fees under our credit facility because the outstanding letters of credit, availability and applicable interest rates and fees are variable. For additional information regarding the interest rates under our credit facility, see Note 7 of the Notes to Condensed Consolidated Financial Statements in Item 1. “Financial Statements.” We have also excluded from the Contractual Obligations table additional capital commitments associated with investments in unconsolidated affiliates related to planned midstream infrastructure projects of approximately $10.1 million because we are unable to determine the timing of these capital commitments but anticipate them to be paid before the end of 2015. As specific amounts of capital commitments and their timing are determined, we will reflect such amounts in the Contractual Obligations table.

Self-Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. On May 1, 2014, we renewed our employer’s liability and workers’ compensation policies for the 2014 — 2015 policy year and extended our general liability and auto liability policies to April 30, 2015. As a result of the renewal and extension, the deductibles for general liability and auto liability remained at $10.0 million per occurrence, the deductible for workers’ compensation remained at $5.0 million per occurrence, and the deductible for employer’s liability remained at $1.0 million per occurrence. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of June 30, 2014 and December 31, 2013, the gross amount accrued for insurance claims totaled $170.5 million and $161.8 million, with $126.7 million and $122.6 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of June 30, 2014 and December 31, 2013 were $7.9 million and $9.1 million, of which $0.8 million and $0.7 million were included in prepaid expenses and other current assets and $7.1 million and $8.4 million were included in other assets, net.

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

As of June 30, 2014, two customers each accounted for approximately 10% of consolidated net position, which includes accounts receivable (including long-term balances and costs and estimated earnings in excess of billings on uncompleted contracts) less billings in excess of costs and unearned revenue. As of December 31, 2013, the same two customers accounted for approximately 15% and 11% of consolidated net position. The services provided to these customers relate primarily to our Electric Power Infrastructure Services segment. Substantially all of the balance for the customer with 10% of consolidated net position as of June 30, 2014 and 11% at December 31, 2013 relates to the Sunrise Powerlink project with a long-term receivable balance related to a significant change order that is subject to a contractually agreed upon arbitration process. During the third quarter of 2013, we reclassified the receivable related to this matter from costs in excess of billings on uncompleted contracts to other assets, net due to the expected timetable for resolution of the matter. For additional information, see Legal Proceedings — Sunrise Powerlink Arbitration in Note 10 of the Notes to Condensed Consolidated Financial Statements. Additionally, the customer with the 10% and 15% of consolidated net position at June 30, 2014 and December 31, 2013 also accounted for 10% and 12% of consolidated revenues for the three and six months ended June 30, 2013. No other customers represented 10% or more of revenues for the three or six months ended June 30, 2014 and 2013, and no other customers represented 10% or more of consolidated net position as of June 30, 2014 or December 31, 2013.

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

Accounting Standards Not Yet Adopted.

In April 2014, the FASB issued an update that changes the requirement for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the entity or group of components of an entity meets the criteria to be classified as held for sale or when it is disposed of by sale or other than by sale. The update also requires additional disclosures about discontinued operations, a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, and an entity’s significant continuing involvement with a discontinued operation. The update is effective prospectively for fiscal years beginning on or after December 15, 2014, including interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously issued financial statements. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements and are planning to adopt this guidance effective January 1, 2015. This guidance will impact the disclosure and presentation of how we report any future disposals of components or groups of components of our business.

In May 2014, the FASB issued an update that supersedes most current revenue recognition guidance as well as some cost recognition guidance. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. For public entities, the update is effective for fiscal years beginning on or after December 15, 2016, including interim periods within that year. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application, and early adoption is not permitted. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements and are planning to adopt this guidance effective January 1, 2017.

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

Electric Power Infrastructure Services Segment

The North American electric grid is aging and requires significant upgrades, maintenance and expansion to meet current and future demands for power delivery. Over the past several years, many utilities across North America have begun to implement plans to improve their transmission systems in order to improve reliability and reduce congestion. Among other things, these activities include new construction, structure change-outs, line upgrades and maintenance projects on many transmission systems. In addition, state renewable portfolio standards, which set required or voluntary standards for how much power is to be generated from renewable energy sources, can result in the need for additional transmission lines and substations to transport the power from these facilities, which are often in remote locations, to demand centers. Other factors, such as the reliability standards issued by the North American Electric Reliability Corporation (NERC) and other regulatory actions, are also driving transmission system upgrades and expansions. We believe these factors create significant opportunities for our transmission infrastructure services.

We believe that utilities remain committed to the expansion and strengthening of their transmission infrastructure with planning, engineering and funding for many of their projects in place. The regulatory and environmental permitting processes remain a hurdle for some proposed transmission and renewable energy projects, and these factors continue to create uncertainty as to timing of this spending. The timing and scope of projects can also be affected by other factors such as siting, right-of-way and unfavorable economic and market conditions. We anticipate many of these issues to be overcome and spending on transmission projects to be active over the next few years. We currently have a number of these projects underway, and we expect this segment’s backlog to remain strong throughout the remainder of 2014 and into 2015.

Several existing, pending or proposed legislative or regulatory actions may also positively affect demand for the services provided by this segment in the long term, particularly in connection with electric power infrastructure and renewable energy spending. For example, legislative or regulatory action that alleviates some of the siting and right-of-way challenges that impact transmission projects would potentially accelerate future transmission line construction. We also anticipate increased infrastructure spending by our customers as a result of regulation requiring the power industry to meet federal reliability standards for its transmission and distribution systems and providing incentives to the industry to invest in and improve maintenance on its systems. Developments in environmental regulations concerning fossil fuel power generation plants are expected to result in the need to retire or upgrade older coal-fired generation facilities to comply with new environmental and emission rules. Much of the electricity previously generated from retired coal-fired generation facilities is expected to be replaced over the coming years by newly developed natural gas-fired generation facilities. We believe this “coal to gas” dynamic will require old transmission lines to be updated, rebuilt or replaced with higher voltage transmission infrastructure as well as the construction of new transmission infrastructure to connect new natural gas-fired generation facilities to the grid. In addition, as coal-fired generation facilities are retired, renewable generation is also expected to be developed to replace coal-fired generation.

The Federal Energy Regulatory Commission (FERC) issued FERC Order No. 1000 to promote more efficient and cost-effective development of new transmission facilities. The order establishes transmission planning and cost allocation requirements intended to facilitate multi-state electric transmission lines and to encourage competition by removing, under certain conditions, federal rights of first refusal from FERC-approved tariffs and agreements. We believe FERC Order No. 1000, which was affirmed by FERC in May 2012 with the issuance of FERC Order No. 1000-A, will have a favorable impact on electric transmission line development.

We benefited from increases in distribution spending throughout 2011, 2012 and 2013, despite continued economic and political uncertainties. Furthermore, as a result of reduced spending by utilities on their distribution systems during 2009 and 2010, combined with the need to meet reliability requirements, we believe there is an ongoing need for utilities to resume sustained investment in their distribution systems in order to properly maintain their systems. In addition, a number of utilities are implementing system upgrades or “hardening” programs in response to severe weather events that have occurred over the past few years, which is also increasing distribution investment in some regions of the United States. We also anticipate that utilities will continue to integrate “smart grid” technologies into their transmission and distribution systems over time to improve grid management and create efficiencies. Development and installation of smart grid technologies and other energy efficiency initiatives have benefited from stimulus funding under the American Recovery and Reinvestment Act of 2009, as well as the implementation of grid management initiatives by utilities and the desire by consumers for more efficient energy use.

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

The need to ensure available specialized labor resources for projects also drives strategic relationships with customers. In addition, several industry and market trends are also prompting customers in the electric power industry to seek outsourcing partners. These trends include an aging utility workforce and labor availability issues. As the economy and financial markets continue to recover, customer demand for labor resources will continue to increase, possibly outpacing the supply of industry resources.

Several other industry dynamics and market trends are prompting customers in the electric power industry to seek strategic relationships with service providers. These trends include an aging customer workforce, increasing pressure to reduce cost and improve reliability, and increasing duration and complexity of customer capital programs. As a result, we believe the number of opportunities for strategic partnerships is growing.

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

A number of large mainline pipe projects are proposed from the Canadian oil sands and U.S. shale areas to refineries and other demand centers. Many of these projects are still developing, though several mainline projects have been awarded to us and various pipeline construction contractors. While there is risk that some of these projects will not occur or could be delayed, we are encouraged by these proposed mainline pipe development plans and the progression of some mainline projects being awarded to contractors, which could create an improved and favorable mainline pipe market in the second half of 2014 and into 2015 for us and the industry in North America. We also believe there are significant mainline pipe opportunities in Australia driven by the production of coal seam gas for LNG export. A number of LNG export facilities are under construction and proposed for development in Australia, Canada and the U.S., and pipelines and related infrastructure will be required to serve these facilities.

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

We believe there are meaningful opportunities for us to penetrate the offshore and inland water energy markets in providing various infrastructure design, installation and maintenance services primarily to the Gulf of Mexico region but also in select international markets. The offshore infrastructure service opportunities we see are very similar to what we perform onshore in this segment, and several of our existing onshore customers who also have offshore assets have expressed interest in our ability to provide offshore infrastructure services. Demand for offshore energy infrastructure services is similar to that on land, including the need for engineering, construction and maintenance services for new and existing offshore exploration and production platforms. In addition, the majority of the thousands of miles of marine based pipelines and related production facilities are approaching or are beyond the end of their useful lives. We see this as an opportunity to leverage our onshore pipeline integrity services and technology to the offshore market’s aging infrastructure. Further, new regulations and the more stringent enforcement of existing regulations administered by the Bureau of Safety and Environmental Enforcement should create opportunities for offshore energy infrastructure construction, repair and replacement services.

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

Fiber Optic Licensing and Other Segment

Our Fiber Optic Licensing and Other segment is experiencing growth primarily through geographic expansion, with a focus on markets where secure high-speed networks are important, such as markets where enterprise, telecommunications carriers, educational, financial services and healthcare institutions are prevalent. We continue to see opportunities for growth both in the markets we currently serve and new markets. The education market, which comprises a significant portion of this segment’s revenue, had been negatively impacted by challenging economic conditions and budgetary constraints. These constraints eased through the end of 2012, and we currently see spending patterns providing renewed opportunities for growth. However, expanding the markets we serve continues to create competitive pressure which may impact this segment’s prospects for future growth.

We are also expanding our service offerings to provide lit services. For lit services, we procure and own the electronic equipment necessary to make the fiber optic network operational, and we provide network management services to customers. The addressable market opportunity for lit services is larger than the dark fiber services market, and we believe providing lit services should enable us to leverage the fiber optic network capacity in our existing and future fiber networks. We have been investing in the necessary people and equipment needed to expand and grow our lit services, and although 2014 is a transition year as we deploy our lit services offering, we believe lit services will provide attractive growth opportunities.

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

Conclusion

We continue to see growth opportunities in all of the industry segments we serve, despite continuing challenges from restrictive regulatory requirements and uncertain economic conditions. We are benefiting from utilities’ increased spending on projects to upgrade and expand their electric power transmission infrastructure to improve system reliability and to deliver renewable electricity from new generation sources to demand centers. Favorable industry legislation is also creating incentives and a positive environment for utilities to invest in their electrical infrastructure, particularly for transmission infrastructure. Additional environmental regulations concerning fossil fuel power generation emissions create opportunities for transmission lines to be updated, rebuilt or replaced due to “coal to gas” facility replacements. We also expect utilities to outsource more of their work to companies like us, due in part to the challenges associated with their aging workforce. We believe that we remain the partner of choice for many utilities in need of broad infrastructure expertise, specialty equipment and workforce resources, particularly as capital budgets and infrastructure projects have become larger and more complex.

We believe that our overall size and breadth of service offerings provide competitive advantages that allow us to leverage opportunities driven by the development and production of resources from North American unconventional shale developments, the Canadian oil sands and coal seam gas and unconventional shale formations in Australia. Development activity in liquid-rich shale areas in North America is strong, increasing the need for gathering system infrastructure, and we are seeing encouraging indications that increases in mainline pipe project activity in 2013 and the first half of 2014 could continue for the remainder of 2014 and into 2015. We also believe that our strategy to pursue midstream gathering system opportunities in liquid-rich unconventional shales in the U.S., as well as the anticipated increase in demand for our pipeline integrity, rehabilitation and replacement services from pipeline integrity initiatives, and other services in adjacent markets that we have gained through recent acquisitions, will create attractive growth potential for us and also further diversify the services provided by our Oil and Gas Infrastructure Services segment.

Our electric distribution and gas distribution services were both significantly affected by the uncertain economic conditions that existed during the prior recession. Demand for our electric distribution services has increased over the past three and a half years as the economy has stabilized and spending on maintenance to improve reliability has returned. We are optimistic that continued implementation of electric distribution reliability programs and the potential for improvement in the housing market will facilitate moderate growth in demand for our electric distribution services. Gas distribution spending has been driven primarily by improving economic conditions and the lower cost of natural gas.

Competitive pricing environments, project delays and effects from restrictive regulatory requirements have negatively impacted our margins in the past and could affect our margins in the future. Additionally, margins may be negatively impacted on a quarterly basis due to adverse weather conditions, as well as timing of project starts or completions and other factors as described in “Understanding Margins” above. We continue to focus on the elements of the business we can control, including costs, the margins we accept on projects, collecting receivables, ensuring quality service, rightsizing initiatives as needed to match the markets we serve, and safely executing on the projects we are awarded.

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

We continue to evaluate potential strategic acquisitions and similar investments to broaden our customer base, expand our geographic area of operation, grow our portfolio of services and increase opportunities across our operations. We believe that additional attractive acquisition candidates exist primarily as a result of the highly fragmented nature of the industry, the inability of many companies to expand and modernize due to capital constraints and the desire of owners for liquidity. We also believe that our financial strength, entrepreneurial operating model and experienced management team are attractive to acquisition candidates.

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

We believe that we are well-positioned to capitalize upon opportunities and trends in the industries we serve because of our full-service operations with broad geographic reach, our financial strength and our technical expertise. Additionally, we believe the industry opportunities and trends discussed herein will increase the demand for our services over the long-term, although the actual timing, magnitude and impact of these opportunities and trends on our operating results and financial position is difficult to predict.

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

Interest Rate and Market Risk. Currently, we do not have any significant assets or obligations with exposure to significant interest rate and market risk. Although we had credit facility borrowings outstanding at various times during the first half of 2014 which exposed us to interest rate risk, there were no credit facility borrowings outstanding at June 30, 2014.

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

We may enter into foreign currency derivative contracts to manage some of our foreign currency exposures. These exposures may include revenues generated in foreign jurisdictions and anticipated purchase transactions, including foreign currency capital expenditures and lease commitments. There were no open foreign currency derivative contracts at June 30, 2014.

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

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

On May 28, 2014, we completed an acquisition in which a portion of the consideration consisted of the issuance of unregistered issuance of shares of our common stock. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Investments, Acquisitions and Divestitures for additional information about the business acquired. The aggregate consideration paid for this acquisition consisted of approximately $3.3 million in cash and 66,340 shares of our common stock.

Such shares of common stock were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the shares were issued to the owners of the business acquired in a privately negotiated transaction not involving any public offering or solicitation.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the three months ended June 30, 2014.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(1)
April 1-30, 2014	1,039	(2)	$36.90	—
May 1-31, 2014	749,210	(3)	$33.82	739,382
June 1-30, 2014	594,143		$33.68	594,143

Total	1,344,392	(4)		1,333,525	$454,979,123

(1)

On December 6, 2013, we issued a press release announcing that our board of directors approved a stock repurchase program authorizing us to purchase, from time to time through December 31, 2016, up to $500.0 million of our outstanding common stock. These repurchases can be made in open market transactions, in privately negotiated transactions, including block purchases or otherwise, at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program, which became effective December 6, 2013, does not obligate us to acquire any specific amount of common stock and will continue until completed or otherwise modified or terminated by our board of directors at any time at its sole discretion and without notice. As of June 30, 2014, we had repurchased an aggregate $45.0 million in Quanta common stock under this program.

(2)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock and RSU awards.
(3)	Includes 9,828 shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock and RSU awards.
(4)	Includes 10,867 shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock and RSU awards.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2

Bylaws of Quanta Services, Inc., as amended and restated March 27, 2014 (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed March 31, 2014 and incorporated herein by reference)

3.3	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed on January 17, 2014 and incorporated herein by reference)

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	XBRL Instance Document
INS*

101	XBRL Taxonomy Extension Schema Document
SCH*

101	XBRL Taxonomy Extension Calculation Linkbase Document
CAL*

101	XBRL Taxonomy Extension Label Linkbase Document
LAB*

101	XBRL Taxonomy Extension Presentation Linkbase Document
PRE*

101	XBRL Taxonomy Extension Definition Linkbase Document
DEF*

*	Filed or furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN
Derrick A. Jensen Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: August 8, 2014

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

3.3	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed on January 17, 2014 and incorporated herein by reference)

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	XBRL Instance Document
INS*

101	XBRL Taxonomy Extension Schema Document
SCH*

101	XBRL Taxonomy Extension Calculation Linkbase Document
CAL*

101	XBRL Taxonomy Extension Label Linkbase Document
LAB*

101	XBRL Taxonomy Extension Presentation Linkbase Document
PRE*

101	XBRL Taxonomy Extension Definition Linkbase Document
DEF*

*	Filed or furnished herewith