Form 10-Q
period 2014-09-30
QUANTA SERVICES INC
filed 2014-11-06
CIK 1050915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

As of November 3, 2014, the number of outstanding shares of Common Stock of the Registrant was 212,463,762. As of the same date, 3,500,000 exchangeable shares associated with one share of Series F Preferred Stock and 899,858 exchangeable shares associated with one share of Series G Preferred Stock were outstanding and an additional 821,519 exchangeable shares were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$144,159	$488,777
Accounts receivable, net of allowances of $6,210 and $5,215	1,873,241	1,439,115
Costs and estimated earnings in excess of billings on uncompleted contracts	316,777	213,478
Inventories	39,411	31,877
Prepaid expenses and other current assets	162,879	140,071

Total current assets	2,536,467	2,313,318
Property and equipment, net of accumulated depreciation of $716,890 and $631,939	1,388,134	1,205,608
Other assets, net	195,138	285,725
Other intangible assets, net of accumulated amortization of $248,197 and $223,355	229,460	207,877
Goodwill	1,880,090	1,780,717

Total assets	$6,229,289	$5,793,245

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and notes payable	$1,686	$1,181
Accounts payable and accrued expenses	884,168	802,180
Billings in excess of costs and estimated earnings on uncompleted contracts	242,273	239,106

Total current liabilities	1,128,127	1,042,467
Long-term debt and notes payable, net of current maturities	83,186	1,053
Deferred income taxes	251,151	244,256
Insurance and other non-current liabilities	278,194	264,150

Total liabilities	1,740,658	1,551,926

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 226,160,641 and 224,968,797 shares issued, and 212,462,599 and 212,942,767 shares outstanding	2	2
Exchangeable Shares, no par value, 5,221,377 and 3,500,000 shares issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Series G Preferred Stock, $.00001 par value, 1 share and 0 shares authorized, issued and outstanding	—	—
Additional paid-in capital	3,517,769	3,416,585
Retained earnings	1,300,215	1,070,077
Accumulated other comprehensive loss	(73,944)	(37,236)
Treasury stock, 13,698,042 and 12,026,030 common shares, at cost	(273,005)	(215,240)

Total stockholders’ equity	4,471,037	4,234,188
Non-controlling interests	17,594	7,131

Total equity	4,488,631	4,241,319

Total liabilities and equity	$6,229,289	$5,793,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$2,171,144	$1,645,132	$5,798,268	$4,705,219
Cost of services (including depreciation)	1,818,173	1,372,079	4,891,778	3,952,609

Gross profit	352,971	273,053	906,490	752,610
Selling, general and administrative expenses	200,521	124,949	513,292	357,661
Amortization of intangible assets	9,538	7,026	26,398	17,406

Operating income	142,912	141,078	366,800	377,543
Interest expense	(1,321)	(475)	(3,431)	(1,480)
Interest income	902	1,139	3,046	2,230
Other income (expense), net	(378)	(824)	(968)	(1,690)

Income before income taxes	142,115	140,918	365,447	376,603
Provision for income taxes	42,100	42,509	121,340	126,611

Net income	100,015	98,409	244,107	249,992
Less: Net income attributable to non-controlling interests	5,367	5,503	13,969	14,768

Net income attributable to common stock	$94,648	$92,906	$230,138	$235,224

Earnings per share attributable to common stock—basic and diluted	$0.43	$0.43	$1.05	$1.10

Shares used in computing earnings per share:
Weighted average basic shares outstanding	219,492	214,866	219,395	214,178

Weighted average diluted shares outstanding	219,517	214,916	219,420	214,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$100,015	$98,409	$244,107	$249,992
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0, $0, $0 and $0	(50,053)	13,120	(36,656)	(25,772)
Other, net of tax of $6, $0, $18 and $0	(16)	—	(52)	—

Other comprehensive income (loss)	(50,069)	13,120	(36,708)	(25,772)

Comprehensive income	49,946	111,529	207,399	224,220
Less: Comprehensive income attributable to non-controlling interests	5,367	5,503	13,969	14,768

Total comprehensive income attributable to Quanta stockholders	$44,579	$106,026	$193,430	$209,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash Flows from Operating Activities:
Net income	$100,015	$98,409	$244,107	$249,992
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	40,828	33,873	115,689	98,793
Amortization of intangible assets	9,538	7,026	26,398	17,406
Amortization of debt issuance costs	273	218	821	654
Amortization of deferred revenues	(2,417)	(2,652)	(7,787)	(8,169)
Gain on sale of property and equipment	(873)	(859)	(1,975)	(1,512)
Foreign currency loss	381	1,303	797	2,247
Provision for doubtful accounts	11	170	1,121	1,832
Provision for contract receivable	52,542	—	52,542	—
Non-cash portion of arbitration expense	—	—	10,518	—
Deferred income tax benefit	(10,613)	(15,481)	(4,865)	(10,507)
Non-cash stock-based compensation	7,772	7,669	28,454	27,747
Tax impact of stock-based equity awards	(1,185)	(229)	(1,429)	(2,797)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(220,012)	(126,633)	(369,434)	(97,474)
Costs and estimated earnings in excess of billings on uncompleted contracts	(73,374)	(792)	(80,829)	(66,460)
Inventories	1,058	5,396	(5,723)	2,500
Prepaid expenses and other current assets	(127)	(22,947)	(23,050)	(7,519)
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	147,387	95,000	45,478	17,470
Billings in excess of costs and estimated earnings on uncompleted contracts	10,989	(3,771)	618	12,243
Other, net	1,926	7,492	6,072	8,654

Net cash provided by operating activities	64,119	83,192	37,523	245,100

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	2,926	4,508	9,476	8,607
Additions of property and equipment	(79,857)	(51,074)	(226,679)	(213,240)
Cash paid for acquisitions, net of cash acquired	(81,828)	(123,759)	(161,411)	(124,736)
Investments in and return of equity from unconsolidated affiliates	176	(1,707)	(2,868)	(11,177)
Cash received from (paid for) other investments	567	994	1,656	(12,332)
Cash withdrawn from restricted cash	—	36,482	—	36,482

Net cash used in investing activities	(158,016)	(134,556)	(379,826)	(316,396)

Cash Flows from Financing Activities:
Borrowings under credit facility	375,084	—	711,284	—
Payments under credit facility	(298,198)	—	(634,398)	—
Borrowings of other long-term debt	394	—	394	—
Payments on other long-term debt	(19,339)	(227)	(30,012)	(227)
Distributions to non-controlling interests	(3,000)	(2,503)	(3,506)	(11,815)
Tax impact of stock-based equity awards	1,185	229	1,429	2,797
Exercise of stock options	200	49	1,101	872
Repurchase of common stock	—	—	(45,021)	—

Net cash provided by (used in) financing activities	56,326	(2,452)	1,271	(8,373)

Effect of foreign exchange rate changes on cash and cash equivalents	(7,218)	(144)	(3,586)	(5,879)
Net decrease in cash and cash equivalents	(44,789)	(53,960)	(344,618)	(85,548)
Cash and cash equivalents, beginning of period	188,948	363,113	488,777	394,701

Cash and cash equivalents, end of period	$144,159	$309,153	$144,159	$309,153

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for —
Interest paid	$(969)	$(267)	$(2,338)	$(996)
Income taxes paid	$(15,805)	$(36,557)	$(176,851)	$(193,947)
Income tax refunds	$5,363	$297	$6,655	$639

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BUSINESS AND ORGANIZATION:

Quanta Services, Inc. (Quanta) is a leading provider of specialty contracting services, offering infrastructure solutions primarily to the electric power and oil and gas industries in the United States, Canada and Australia and select other international markets. Quanta reports its results under three reportable segments: (1) Electric Power Infrastructure Services, (2) Oil and Gas Infrastructure Services and (3) Fiber Optic Licensing and Other.

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

Oil and Gas Infrastructure Services Segment

The Oil and Gas Infrastructure Services segment provides comprehensive network solutions to customers involved in the development and transportation of natural gas, oil and other pipeline products. Services performed by the Oil and Gas Infrastructure Services segment generally include the design, installation, repair and maintenance of pipeline transmission and distribution systems, gathering systems, production systems and compressor and pump stations, as well as related trenching, directional boring and automatic welding services. In addition, this segment’s services include pipeline protection, integrity testing, rehabilitation and replacement and fabrication of pipeline support systems and related structures and facilities. Quanta also serves the offshore and inland water energy markets, primarily providing services to oil and gas exploration platforms, including mechanical installation (or “hook-ups”), electrical and instrumentation, pre-commissioning and commissioning, coatings, fabrication, pipeline construction, integrity services and marine asset repair. To a lesser extent, this segment designs, installs and maintains fueling systems as well as water and sewer infrastructure.

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

Acquisitions

During the third quarter of 2014, Quanta completed two acquisitions. One company, acquired on August 5, 2014, is an oil and gas infrastructure services company located in Canada, and the other, acquired on July 10, 2014, is an electric power infrastructure services company located in Australia. During the second quarter of 2014, Quanta acquired a small geotechnical and geological engineering services company based in the U.S. that is generally included in Quanta’s Electric Power Infrastructure Services segment. During the first quarter of 2014, Quanta completed five acquisitions. Four of these five companies are electric power infrastructure services companies located in Canada, and the fifth company is a general engineering and construction company, based in California, specializing in hydrant fueling, waterfront and utility construction for U.S. Department of Defense military bases, and is generally included in Quanta’s Oil and Gas Infrastructure Services segment. During 2013, Quanta acquired six businesses, which included three electric power infrastructure services companies and three oil and gas infrastructure services companies based throughout the U.S., Canada and Australia.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements of Quanta include the accounts of Quanta Services, Inc. and its wholly owned subsidiaries, which are also referred to as its operating units. The consolidated financial statements also include the accounts of certain of Quanta’s investments in joint ventures, which are either consolidated or proportionately consolidated, as discussed in the following summary of significant accounting policies. Investments in affiliated entities in which Quanta does not have a controlling financial interest, but over which Quanta has significant influence, usually because Quanta holds a voting interest of between 20% and 50%, are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, references to Quanta include Quanta Services, Inc. and its consolidated subsidiaries.

Interim Condensed Consolidated Financial Information

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (US GAAP), have been condensed or omitted pursuant to those rules and regulations. Quanta believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations and comprehensive income for the interim periods are not necessarily indicative of the results for the entire fiscal year. The results of Quanta have historically been subject to significant seasonal fluctuations.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, equity and other investments, loan receivables, purchase price allocations, liabilities for self-insured and other claims and guarantees, multi-employer pension plan withdrawal liabilities, revenue recognition for construction contracts and fiber optic licensing, share-based compensation, operating results of reportable segments, as well as the provision for income taxes and the calculation of uncertain tax positions.

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $144.2 million and $488.8 million as of September 30, 2014 and December 31, 2013. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which are carried at fair value. At September 30, 2014 and December 31, 2013, cash equivalents were $17.9 million and $247.8 million, and consisted primarily of money market mutual funds and are discussed further in “Fair Value Measurements” below. As of September 30, 2014 and December 31, 2013, cash and cash equivalents held in domestic bank accounts were approximately $43.8 million and $236.7 million, and cash and cash equivalents held in foreign bank accounts were approximately $100.4 million and $252.1 million.

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates regarding, among other factors, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions, the ongoing relationship with the customer and uncertainties related to the resolution of disputed matters. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect Quanta’s ability to collect amounts due from them. As of September 30, 2014 and December 31, 2013, Quanta had allowances for doubtful accounts on current receivables of approximately $6.2 million and $5.2 million.

Long-term accounts receivable are included within other assets, net on the condensed consolidated balance sheets. Within this balance is a long-term contract receivable previously recorded in the amount of approximately $165 million attributable to recognized contract price adjustments related to a change order from the Sunrise

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Powerlink project, an electric power infrastructure services project completed in 2012 by PAR Electrical Contractors, Inc. (PAR), a wholly owned subsidiary of Quanta, for San Diego Gas and Electric Company (SDG&E). As discussed further in Legal Proceedings — Sunrise Powerlink Arbitration in Note 10, this receivable is the subject of an ongoing arbitration proceeding. During the third quarter of 2014, management continued to evaluate legal theories and strategies which could be most advantageous to pursue relative to Quanta’s position in arbitration, which resulted in a change in Quanta’s expected strategy for collecting the receivable. This change in approach has caused management to revise its estimate of expected outcomes and to record an adjustment to the net realizable value of this long-term receivable in the current period. A provision of $52.5 million was recognized in the three months ended September 30, 2014 as a charge to selling, general and administrative expense to reflect the impact of these changes in Quanta’s assessment of the collectability of this long-term receivable. Operational and contractual decisions made by Quanta contemporaneous with performance of the work on this project were based on verbal assurances from the customer, and management relied on those representations. Accordingly, management intends to pursue collection of amounts in excess of this revised value; however, an adverse result in this matter could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows. See Revenue Recognition in this Note 2 and Legal Proceedings — Sunrise Powerlink Arbitration in Note 10 for additional information.

Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of September 30, 2014 and December 31, 2013 were approximately $276.5 million and $194.5 million, and were included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months were included in other assets, net, and as of September 30, 2014 and December 31, 2013 were $17.1 million and $50.8 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At September 30, 2014 and December 31, 2013, the balances of unbilled receivables included in accounts receivable were approximately $223.9 million and $179.2 million.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Investments in Affiliates and Other Entities

In the normal course of business, Quanta enters into various types of investment arrangements, each having unique terms and conditions. These investments may include equity interests held by Quanta in business entities, including general or limited partnerships, contractual joint ventures, or other forms of equity participation. These investments may also include Quanta’s participation in different financing structures such as the extension of loans to project specific entities, the acquisition of convertible notes issued by project specific entities, or other strategic financing arrangements. Quanta determines whether such investments involve a variable interest entity (VIE) based on the characteristics of the subject entity. If the entity is determined to be a VIE, then management determines if Quanta is the primary beneficiary of the entity and whether or not consolidation of the VIE is required. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, in either case that could potentially be significant to the VIE. When Quanta is deemed to be the primary beneficiary, the VIE is consolidated and the other party’s equity interest in the VIE is accounted for as a non-controlling interest. In cases where Quanta determines that it has an undivided interest in the assets, liabilities, revenues and profits of an unincorporated VIE (e.g., a general partnership interest), such amounts are consolidated on a basis proportional to Quanta’s ownership interest in the unincorporated entity.

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

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate Quanta for services rendered, which may be measured in terms of units

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the material associated with Quanta’s work is owner-furnished and is therefore not included in contract revenues and costs. The cost estimation process is based on professional knowledge and experience of Quanta’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore Quanta’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. These factors are routinely evaluated on a project by project basis throughout the project term, and the impact of corresponding revisions in management’s estimates of contract value, contract cost and contract profit are recorded as necessary in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. Quanta’s operating results for the nine months ended September 30, 2014 were impacted by less than 5% as a result of changes in contract estimates related to projects that were in progress at December 31, 2013.

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

As of September 30, 2014 and December 31, 2013, Quanta had approximately $70.6 million and $75.5 million, of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

As of September 30, 2014 and December 31, 2013, Quanta also had previously recognized contract price adjustments related to a change order from the Sunrise Powerlink project. In October 2013, PAR initiated arbitration proceedings against SDG&E pursuant to a contractually agreed upon dispute resolution process to collect amounts due for this project. See Legal Proceedings — Sunrise Powerlink Arbitration in Note 10 for additional information. During the third quarter of 2014, Quanta recorded a provision in the amount of $52.5 million against the recognized value of this asset as further discussed in Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts within this Note 2.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Fiber Optic Licensing — The fiber optic licensing business constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of September 30, 2014 and December 31, 2013, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $53.6 million and $48.8 million, and are recognized as deferred revenue, with $45.6 million and $40.2 million considered to be long-term and included in other non-current liabilities. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at September 30, 2014 were as follows (in thousands):

Minimum Future Licensing Revenues
Year Ending December 31 —
Remainder of 2014	$23,571
2015	77,631
2016	64,793
2017	52,425
2018	41,028
Thereafter	145,452

Fixed non-cancelable minimum licensing revenues	$404,900

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

As of September 30, 2014, the total amount of unrecognized tax benefits relating to uncertain tax positions was $49.4 million, an increase from December 31, 2013 of $0.6 million. This increase in unrecognized tax

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

benefits resulted from a $6.3 million increase due to tax positions expected to be taken for 2014, partially offset by a $5.7 million decrease due to the expiration of certain statute of limitations periods associated with the 2010 tax year. Quanta is currently under examination by the Internal Revenue Service for calendar years 2011 and 2012. Additionally, certain subsidiaries are under examination by various U.S. state and Canadian federal tax authorities for multiple periods. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $12.1 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.

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

Functional Currency and Translation of Financial Statements

The U.S. dollar is the functional currency for the majority of Quanta’s operations, which are primarily located within the United States. The functional currency for Quanta’s foreign operations, which are primarily located in Canada and Australia, is typically the currency of the country in which the foreign operating unit is located. Generally, the currency in which the operating unit transacts the majority of its activities, including billings, financing, payroll and other expenditures, would be considered the functional currency. The treatment of foreign currency translation gains or losses is dependent upon management’s determination of the functional currency of each operating unit, which involves consideration of all relevant economic facts and circumstances affecting the operating unit. In preparing the consolidated financial statements, Quanta translates the financial statements of its foreign operating units from their functional currency into U.S. dollars. Statements of operations, comprehensive income (loss) and cash flows are translated at average monthly rates, while balance sheets are translated at month-end exchange rates. This results in translation gains or losses, which are included as a separate component of equity under the caption “Accumulated other comprehensive income (loss).” Gains and losses arising from transactions which are not denominated in the operating units’ functional currencies are included within other income (expense) in the statements of operations.

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

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. For disclosure purposes, qualifying

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents were categorized as Level 1 assets at September 30, 2014 and December 31, 2013, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

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

In August 2014, the FASB issued guidance to address the diversity in practice in determining when there is substantial doubt about an entity’s ability to continue as a going concern and when and how an entity must disclose certain relevant conditions and events. This update requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued). If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions or events. The guidance is effective for annual and interim periods ending after December 15, 2016. This guidance will impact the disclosure and presentation of how Quanta reports any substantial doubt about its ability to continue as a going concern, if such substantial doubt were to exist.

4.	ACQUISITIONS:

2014 Acquisitions

During the first nine months of 2014, Quanta completed eight acquisitions, which enabled Quanta to further enhance its electric power and oil and gas infrastructure service offerings in the U.S. and Canada and expand its capabilities in Australia to include electric power infrastructure service offerings. These acquisitions included four electric power infrastructure services companies located in Canada; an oil and gas infrastructure services company located in Canada; an electric power infrastructure services company located in Australia; a general engineering and construction company, based in California, specializing in hydrant fueling, waterfront and utility construction for the U.S. Department of Defense and that is generally included in Quanta’s Oil and Gas Infrastructure Services segment; and a geotechnical and geological engineering services company, based in the U.S. that is generally included in Quanta’s Electric Power Infrastructure Services segment. The aggregate consideration paid for these acquisitions consisted of approximately $171.5 million in cash, 686,382 shares of Quanta common stock and 1,721,377 exchangeable shares of Canadian subsidiaries of Quanta that are exchangeable on a one-for-one basis for Quanta common stock. The exchangeable shares provide holders with rights equivalent to Quanta common stockholders with respect to dividends and other economic rights. In addition, Quanta issued one share of Series G preferred stock associated with 899,858 of the exchangeable shares, which generally votes on the same matters as Quanta common stock and is entitled to a number of votes equal to the number of such exchangeable shares outstanding at that time. The exchangeable shares not associated with the preferred stock do not have voting rights. The aggregate value of the above issued securities on the respective closing or settlement dates of the acquisitions totaled approximately $70.2 million. As these transactions were effective during the first nine months of 2014, the results of each acquired company have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition.

The aggregate purchase consideration related to the third quarter 2014 acquisitions was preliminarily allocated to acquired assets and assumed liabilities, which resulted in a preliminary allocation of approximately $40.2 million of net tangible assets, $50.7 million of goodwill and $28.8 million of other intangible assets. Quanta is in the process of finalizing its assessments of the fair values of acquired assets and assumed liabilities, and further adjustments to the purchase price allocations may occur. Quanta expects to complete the purchase accounting process as soon as practicable but no later than one year from the respective acquisition dates.

2013 Acquisitions

During 2013, Quanta acquired six businesses, which enabled Quanta to further enhance its electric power infrastructure and oil and gas infrastructure service offerings in the U.S., Canada and Australia. The aggregate consideration paid for these acquisitions consisted of approximately $341.1 million in cash and 3,547,482 shares of Quanta common stock valued, as of the respective dates of issuance, at approximately $88.9 million. The results for each company have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2014 and 2013 Acquisitions

The following table summarizes the aggregate consideration paid through September 30, 2014 for the 2014 and 2013 acquisitions and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates. This allocation requires a significant use of estimates and is based on information that was available to management at the time these consolidated financial statements were prepared (in thousands).

	2014	2013
Consideration:
Value of Quanta common stock and exchangeable shares issued	$70,179	$88,895
Cash paid	171,456	341,064

Fair value of total consideration transferred	$241,635	$429,959

Current assets	115,260	$193,895
Property and equipment	87,755	60,988
Other assets	3,500	1,009
Identifiable intangible assets	51,198	55,124
Current liabilities	(104,699)	(127,430)
Deferred tax liabilities, net	(15,525)	(4,083)
Other long-term liabilities	(4,926)	(5,350)

Total identifiable net assets	132,563	174,153
Goodwill	109,072	255,806

	$241,635	$429,959

The fair value of current assets acquired in 2014 included accounts receivable with a fair value of $69.0 million. The fair value of current assets acquired in 2013 included accounts receivable with a fair value of $83.9 million.

Goodwill represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed. The 2014 and 2013 acquisitions strategically expanded Quanta’s Canadian and Australian service offerings and enhanced its domestic electric power and oil and gas service offerings, which Quanta believes contributes to the recognition of the goodwill. In connection with the 2014 acquisitions, goodwill of $71.5 million was recorded for reporting units included within Quanta’s Electric Power Division and $37.6 million was recorded for reporting units included within Quanta’s Oil and Gas Infrastructure Division on the dates of acquisition. In connection with the 2013 acquisitions, goodwill of $112.5 million was recorded for reporting units included within Quanta’s Electric Power Division and $143.3 million was recorded for reporting units included within Quanta’s Oil and Gas Infrastructure Division on the dates of acquisition. Goodwill of approximately $11.3 million and $213.6 million is expected to be deductible for income tax purposes related to the businesses acquired in 2014 and 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$2,180,335	$1,816,086	$5,916,212	$5,382,265
Gross profit	$354,294	$311,524	$925,688	$890,706
Selling, general and administrative expenses	$200,932	$142,199	$523,505	$416,972
Amortization of intangible assets	$9,663	$9,881	$28,016	$30,043
Net income	$100,459	$109,523	$249,125	$291,034
Net income attributable to common stock	$95,092	$104,020	$235,156	$276,266

Earnings per share attributable to common stock — basic and diluted	$0.43	$0.47	$1.07	$1.26

The pro forma combined results of operations for the three and nine months ended September 30, 2014 and 2013 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2014 acquisitions as if they occurred January 1, 2013. The pro forma combined results of operations for the three and nine months ended September 30, 2013 have also been prepared by adjusting the historical results of Quanta to include the historical results of the 2013 acquisitions as if they occurred January 1, 2012. These pro forma combined historical results were then adjusted for the following: a reduction of interest expense as a result of the repayment of outstanding indebtedness, a reduction of interest income as a result of the cash consideration paid net of cash received, an increase in amortization expense due to the incremental intangible assets recorded related to the 2014 and 2013 acquisitions, an increase or decrease in depreciation expense within cost of services related to the net impact of adjusting acquired property and equipment to the acquisition date fair value and conforming depreciable lives with Quanta’s accounting policies, an increase in the number of outstanding shares of Quanta common stock and certain reclassifications to conform the acquired companies’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from the 2014 and 2013 acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

Revenues of approximately $98.9 million and income before income taxes of approximately $6.3 million were included in Quanta’s consolidated results of operations for the three months ended September 30, 2014 related to the 2014 acquisitions following their respective dates of acquisition. Revenues of approximately $183.5 million and income before income taxes of approximately $4.1 million, which included $5.4 million of acquisition costs, were included in Quanta’s consolidated results of operations for the nine months ended September 30, 2014 related to the 2014 acquisitions following their respective dates of acquisition.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Division	Oil and Gas Infrastructure Division	Fiber Optic Licensing Division	Total
Goodwill balance at December 31, 2013	$1,168,084	$277,843	$334,790	$1,780,717
Goodwill acquired during 2014	71,517	37,555	—	109,072
Foreign currency translation adjustment related to goodwill	(8,228)	(1,471)	—	(9,699)

Goodwill balance at September 30, 2014	$1,231,373	$313,927	$334,790	$1,880,090

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

Activity in Quanta’s intangible assets consisted of the following (in thousands):

	As of December 31, 2013		Nine Months Ended September 30, 2014			As of September 30, 2014
	Intangible Assets	Accumulated Amortization	Amortization Expense	Additions	Foreign Currency Translation Adjustments	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$199,224	$(59,417)	$(11,439)	$34,106	$(2,605)	$159,869	10.6
Backlog	136,831	(127,233)	(9,877)	7,512	(74)	7,159	1.4
Trade names	40,342	(4,228)	(1,521)	6,413	(389)	40,617	21.1
Non-compete agreements	28,895	(22,861)	(2,000)	2,763	(140)	6,657	3.5
Patented rights and developed technology	21,440	(9,616)	(1,561)	404	(9)	10,658	4.7

Total intangible assets subject to amortization	426,732	(223,355)	(26,398)	51,198	(3,217)	224,960	11.7
Other intangible assets not subject to amortization	4,500	—	—	—	—	4,500	N/A

Total intangible assets	$431,232	$(223,355)	$(26,398)	$51,198	$(3,217)	$229,460	N/A

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Amortization expense for intangible assets was $9.5 million and $7.0 million for the three months ended September 30, 2014 and 2013 and $26.4 million and $17.4 million for the nine months ended September 30, 2014 and 2013. The estimated future aggregate amortization expense of intangible assets as of September 30, 2014 is set forth below (in thousands):

For the Fiscal Year Ending December 31,
Remainder of 2014	$9,489
2015	24,480
2016	22,815
2017	21,307
2018	21,031
Thereafter	125,838

Total	$224,960

6.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 are illustrated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amounts attributable to common stock:
Net income attributable to common stock	$94,648	$92,906	$230,138	$235,224

Weighted average shares:
Weighted average shares outstanding for basic earnings per share	219,492	214,866	219,395	214,178
Effect of dilutive stock options	25	50	25	51

Weighted average shares outstanding for diluted earnings per share	219,517	214,916	219,420	214,229

For purposes of calculating diluted earnings per share, there were no adjustments required to derive Quanta’s net income attributable to common stock. Outstanding exchangeable shares that were issued pursuant to certain of Quanta’s historical acquisitions (as further discussed in Note 8), which are exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in weighted average shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 for the portion of the respective periods that they were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7.	DEBT OBLIGATIONS:

Quanta’s debt obligations consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Borrowings under credit facility	$76,886	—
Other long-term debt, interest rates ranging from 1.4% to 4.3%	6,623	—
Capital leases, interest rates ranging from 6.0% to 7.3%	1,363	2,234
Less — Current maturities	(1,686)	(1,181)

Total long-term debt obligations	$83,186	$1,053

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

As of September 30, 2014, Quanta had approximately $320.2 million of outstanding letters of credit and bank guarantees, $200.6 million of which was denominated in U.S. dollars and $119.6 million of which was denominated in Australian or Canadian dollars, and $76.9 million of outstanding borrowings under the credit facility, $50.0 million of which was denominated in U.S. dollars and $26.9 million of which was denominated in Canadian dollars. The remaining $927.9 million was available under the credit facility for borrowings or issuing new letters of credit. There were no outstanding borrowings during the three and nine months ended September 30, 2013. Information on credit facility borrowings and the applicable interest rates during the three and nine months ended September 30, 2014 is as follows (dollars in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Maximum amount outstanding during the period	$130,856	$130,856
Average daily amount outstanding under the credit facility	$35,129	$19,743
Weighted-average interest rate	2.75%	2.71%

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a Consolidated Interest Coverage Ratio, in each case as specified in the credit agreement. The credit agreement limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on assets. The credit agreement also allows for cash payments for dividends and stock repurchases subject to compliance with the following requirements on a post-incurrence basis: (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants described above; and (iii) at least $100 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of September 30, 2014, Quanta was in compliance with all of the covenants in the credit agreement.

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

Amounts borrowed under the credit agreement in U.S. dollars bore interest, at Quanta’s option, at a rate equal to either (a) the Eurocurrency Rate (as defined in the credit agreement) plus 1.25% to 2.50%, as determined based on Quanta’s Consolidated Leverage Ratio (as described below), plus, if applicable, any Mandatory Cost (as defined in the credit agreement) required to compensate lenders for the cost of compliance with certain European regulatory requirements, or (b) the Base Rate (as described below) plus 0.25% to 1.50%, as determined based on Quanta’s Consolidated Leverage Ratio. Amounts borrowed under the credit agreement in any currency other than U.S. dollars bore interest at a rate equal to the Eurocurrency Rate plus 1.25% to 2.50%, as determined based on Quanta’s Consolidated Leverage Ratio, plus, if applicable, any Mandatory Cost. Standby letters of credit issued under the credit agreement were subject to a letter of credit fee of 1.25% to 2.50%, based on Quanta’s Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations were subject to a letter of credit fee of 0.75% to 1.50%, based on Quanta’s Consolidated Leverage Ratio. Quanta was also subject to a commitment fee of 0.20% to 0.45%, based on Quanta’s Consolidated Leverage Ratio, on any unused availability under the credit agreement. The Consolidated Leverage Ratio was the ratio of Quanta’s total funded debt to Consolidated EBITDA (as defined in the credit agreement). For purposes of calculating both the Consolidated Leverage Ratio and the maximum senior debt to Consolidated EBITDA ratio discussed above, total funded debt and total senior debt were reduced by all unrestricted cash and Cash Equivalents (as defined in the credit agreement) held by Quanta in excess of $25.0 million. The Base Rate equaled the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 1/2 of 1%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate plus 1.00%.

8.	EQUITY:

Exchangeable Shares and Series F and Series G Preferred Stock

In connection with certain Canadian acquisitions, the former owners of the acquired companies received exchangeable shares of certain Canadian subsidiaries of Quanta, which may be exchanged at the option of the holders for Quanta common stock on a one-for-one basis. The holders of exchangeable shares can make an exchange only once in any calendar quarter and must exchange a minimum of either 50,000 shares or, if less, the total number of remaining exchangeable shares registered in the name of the holder making the request. Additionally, in connection with two of such acquisitions, Quanta issued one share of Quanta Series F preferred stock and one share of Quanta Series G preferred stock (the Preferred Stock) to voting trusts on behalf of the respective holders of the exchangeable shares issued in such acquisitions. Each share of Preferred Stock provides the holders of such exchangeable shares voting rights in Quanta common stock equivalent to the number of exchangeable shares outstanding at that time.

The combination of the exchangeable shares and Preferred Stock gives the holders of such exchangeable shares rights equivalent to Quanta common stockholders with respect to voting, dividends and other economic

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

rights. The holders of exchangeable shares not associated with the Preferred Stock have rights equivalent to Quanta common stockholders with respect to dividends and other economic rights but do not have voting rights. On March 26, 2013, 409,110 exchangeable shares associated with the Preferred Stock were exchanged for Quanta common stock. As of September 30, 2014, both shares of the Preferred Stock remained outstanding and 5,221,377 exchangeable shares remained outstanding, of which 4,399,858 were associated with the Preferred Stock.

Treasury Stock

Under the stock incentive plans described in Note 9, the tax withholding obligations of employees upon vesting of restricted stock awards and RSUs settled in common stock are typically satisfied by Quanta making such tax payments and withholding a number of vested shares having a value on the date of vesting equal to the tax withholding obligation. For the settlement of these employee tax liabilities, Quanta withheld 0.3 million and 0.4 million shares of Quanta common stock during the nine months ended September 30, 2014 and 2013, with a total market value of $11.9 million and $12.0 million. These shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock. Under Delaware corporate law, treasury stock is not counted for quorum purposes or entitled to vote.

During the fourth quarter of 2013, Quanta’s board of directors approved a stock repurchase program authorizing Quanta to purchase, from time to time through December 31, 2016, up to $500.0 million of its outstanding common stock. During the three months ended September 30, 2014, Quanta did not purchase any of its common stock under this program. During the nine months ended September 30, 2014, Quanta purchased approximately 1.3 million shares of its common stock under this program at a cost of $45.0 million. The shares and the related cost to acquire them have been accounted for as an adjustment to the balance of treasury stock.

Non-controlling Interests

Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Typically, each joint venture is owned equally by its members. Quanta has determined that certain of these joint ventures are variable interest entities, with Quanta providing the majority of the infrastructure services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. Management has concluded that Quanta is the primary beneficiary of each of these joint ventures and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as non-controlling interests in the condensed consolidated financial statements. Income attributable to the other joint venture members in the amount of $5.4 million and $5.5 million for the three months ended September 30, 2014 and 2013 and $14.0 million and $14.8 million for the nine months ended September 30, 2014 and 2013 has been accounted for as a reduction of net income in deriving net income attributable to common stock. Equity in the consolidated assets and liabilities of these joint ventures that is attributable to the other joint venture members has been accounted for as non-controlling interests within total equity in the accompanying balance sheets.

The carrying value of the investments held by Quanta in all of its variable interest entities was approximately $17.6 million and $7.1 million at September 30, 2014 and December 31, 2013. The carrying value of investments held by the non-controlling interests in these variable interest entities at September 30, 2014 and December 31, 2013 was $17.6 million and $7.1 million. During the three months ended September 30, 2014 and 2013, distributions to non-controlling interests were $3.0 million and $2.5 million. During the nine months ended September 30, 2014 and 2013, distributions to non-controlling interests were $3.5 million and $11.8 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

There were no other changes in equity as a result of transfers to/from the non-controlling interests during the nine months ended September 30, 2014 or 2013. See Note 10 for further disclosures related to Quanta’s joint venture arrangements.

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

Restricted Stock and RSUs To Be Settled in Common Stock

During both the three months ended September 30, 2014 and 2013, Quanta granted a nominal amount of shares of restricted stock and RSUs to be settled in common stock under the Plans. During both the nine months ended September 30, 2014 and 2013, Quanta granted 1.4 million shares of restricted stock and RSUs to be settled in common stock under the Plans, with weighted average grant date fair values of $35.14 and $29.41. The grant date fair value for awards of restricted stock and RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. Restricted stock and RSU awards to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs in equal installments over a two-year or three-year period following the date of grant. During the restriction period, holders of restricted stock are entitled to vote and receive dividends on such shares.

During both the three months ended September 30, 2014 and 2013, vesting activity consisted of a nominal amount of shares of restricted stock and RSUs settled in common stock with an approximate fair value at the time of vesting of $1.2 million. During both the nine months ended September 30, 2014 and 2013, vesting activity consisted of 1.1 million shares of restricted stock and RSUs settled in common stock, with an approximate fair value at the time of vesting of $38.2 million during the nine months ended September 30, 2014 and $32.2 million during the nine months ended September 30, 2013. Vesting activity during the nine months ended September 30, 2013 included compensation cost of approximately $4.3 million associated with the accelerated vesting of restricted stock and RSUs held by Quanta’s former Executive Chairman upon his retirement in May 2013.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

As of September 30, 2014, there was approximately $41.5 million of total unrecognized compensation cost related to unvested restricted stock and RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 1.80 years.

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

Compensation expense related to RSUs to be settled in cash was $1.6 million and $0.6 million for the three months ended September 30, 2014 and 2013 and $3.2 million and $1.7 million for the nine months ended September 30, 2014 and 2013. Such expense is recorded in selling, general and administrative expenses. RSUs that may be settled only in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $0.7 million and $0.2 million to settle liabilities related to cash-settled RSUs in the three months ended September 30, 2014 and 2013 and $2.9 million and $0.8 million to settle liabilities related to cash-settled RSUs in the nine months ended September 30, 2014 and 2013. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $2.4 million and $2.1 million at September 30, 2014 and December 31, 2013.

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

As of September 30, 2014, Quanta had outstanding capital commitments associated with investments in unconsolidated affiliates related to planned midstream infrastructure projects of approximately $10.3 million. Quanta is unable to determine the timing of these capital commitments, but anticipates them to be paid before the end of 2015.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of September 30, 2014 (in thousands):

Operating Leases
Year Ending December 31 —
Remainder of 2014	$20,178
2015	54,893
2016	38,267
2017	29,295
2018	20,954
Thereafter	30,425

Total minimum lease payments	$194,012

Rent expense related to operating leases was approximately $38.4 million and $28.5 million for the three months ended September 30, 2014 and 2013, and approximately $115.9 million and $80.2 million for the nine months ended September 30, 2014 and 2013.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta has agreed to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At September 30, 2014, the maximum guaranteed residual value was approximately $387.6 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed capital for the expansion of its fiber optic network, although Quanta typically does not commit capital to new network expansions until it has a committed licensing arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of September 30, 2014, Quanta estimates these committed capital expenditures to be approximately $13.8 million for the period October 1, 2014 through December 31, 2014 and $10.2 million for 2015. Quanta also committed capital for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of September 30, 2014, production orders for approximately $5.7 million had been issued with delivery dates expected to occur throughout the remainder of 2014. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta intends that these orders will be assigned to third party leasing companies and made available to Quanta under certain of its master equipment lease agreements, thereby releasing Quanta from its capital commitments.

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

Sunrise Powerlink Arbitration. On April 21, 2010, PAR entered into a contract with SDG&E to construct a 117-mile electrical transmission line in Imperial and San Diego Counties, California, known as the Sunrise Powerlink project. Construction commenced on November 17, 2010, with commercial operations beginning on June 17, 2012. PAR alleges that during the construction phase, SDG&E directed multiple changes to the construction schedule that required PAR to significantly increase its resources to the project in order to meet SDG&E’s required completion date. Further, PAR contends the project experienced numerous impacts beyond PAR’s control such as access delays and restrictions, as well as problems with customer supplied materials to the project. Following completion of the project, PAR and SDG&E had multiple meetings to review project scope, costs and performance criteria in an attempt to resolve the amount owed to PAR. SDG&E also conducted an audit of PAR’s records, which resulted in confirmation of PAR’s direct costs incurred in completing the project. Ultimately, however, the parties were unable to reach a resolution of the final amount owed to PAR.

In October 2013, PAR initiated arbitration proceedings against SDG&E alleging breach of contract and seeking compensation for completing the Sunrise Powerlink project. PAR asserted a claim for damages in excess of $165 million, including interest and other relief to which PAR may be entitled. In the arbitration, SDG&E has disputed that PAR is entitled to the payment of any additional amounts and has asserted a counterclaim seeking approximately $32 million for PAR’s alleged untimely performance and breach of the contract. PAR intends to vigorously contest SDG&E’s claim. During the three months ended September 30, 2014, Quanta revised its expected approach to arbitration in a manner that indicated a portion of the amounts previously sought were no longer probable of being recovered, and as a result, a provision in the amount of $52.5 million was recorded in order to adjust the amount recognized to its estimated net realizable value. Discovery is ongoing, with depositions currently scheduled to begin in the fourth quarter of 2014. The arbitration hearing is scheduled to begin in July 2015. Although Quanta believes PAR is entitled to additional compensation, due to the nature of these proceedings and the uncertainty of litigation, an adverse result in this matter could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows. See Current and Long-Term Accounts Receivable and Allowances for Doubtful Accounts and Revenue Recognition in Note 2 for additional information regarding this matter.

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

The arbitration hearings were completed during the third quarter of 2012. On March 20, 2014, the arbitration panel issued a decision in favor of NGC, which awarded $17.3 million in damages plus NGC attorneys’ fees and interest of approximately $11.0 million. As a result, Mears was unsuccessful in recovering any amounts sought in its claim against NGC and wrote off approximately $10.5 million of accounts receivable associated with the NGC contract, resulting in an aggregate $38.8 million charge to selling, general and administrative expenses in the three months ended March 31, 2014 and in the nine months ended September 30, 2014. Quanta paid the $28.3 million in damages plus NGC attorneys’ fees and interest in April 2014.

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

Concentrations of Credit Risk

Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of Quanta’s cash investments are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what Quanta believes to be high quality investments, which consist primarily of interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although Quanta does not currently believe the principal amount of these investments is subject to any material risk of loss, changes in economic conditions could impact the interest income Quanta receives from these investments. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power, oil and gas companies, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States, Canada and Australia. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

throughout the United States, Canada and Australia, which may be heightened as a result of uncertain economic and financial market conditions that have existed in recent years. However, Quanta generally has certain statutory lien rights with respect to services provided. Historically, some of Quanta’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services Quanta has performed.

As of December 31, 2013, two customers accounted for approximately 15% and 11% of Quanta’s consolidated net position, which includes accounts receivable (including long-term balances and costs and estimated earnings in excess of billings on uncompleted contracts) less billings in excess of costs and unearned revenue. The services provided to these customers relate primarily to Quanta’s Electric Power Infrastructure Services segment. Substantially all of the balance for the customer accounting for 11% of Quanta’s consolidated net position at December 31, 2013 relates to the Sunrise Powerlink project, which has a long-term receivable balance related to a significant change order that is the subject of an ongoing arbitration proceeding. For additional information, see Current and Long-Term Accounts Receivable and Allowances for Doubtful Accounts and Revenue Recognition in Note 2 and Legal Proceedings — Sunrise Powerlink Arbitration within this Note 10. Additionally, the customer accounting for 15% of Quanta’s consolidated net position at December 31, 2013 also accounted for 10% Quanta’s of consolidated revenues for the nine months ended September 30, 2013. No other customers represented 10% or more of Quanta’s revenues for the three or nine months ended September 30, 2014 and 2013, and no other customers represented 10% or more of Quanta’s consolidated net position as of September 30, 2014 or December 31, 2013.

Self-Insurance

Quanta is insured for employer’s liability, general liability, auto liability and workers’ compensation claims. On May 1, 2014, Quanta renewed its employer’s liability and workers’ compensation policies for the 2014 — 2015 policy year and extended its general liability and auto liability policies to April 30, 2015. As a result of the renewal and extension, the deductibles for general liability and auto liability remained at $10.0 million per occurrence, the deductible for workers’ compensation remained at $5.0 million per occurrence, and the deductible for employer’s liability remained at $1.0 million per occurrence. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon Quanta’s estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of Quanta’s liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of September 30, 2014 and December 31, 2013, the gross amount accrued for insurance claims totaled $171.0 million and $161.8 million with $131.4 million and $122.6 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of September 30, 2014 and December 31, 2013 were $9.0 million and $9.1 million of which $0.7 million and $0.7 million were included in prepaid expenses and other current assets and $8.3 million and $8.4 million were included in other assets, net.

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

As of September 30, 2014, Quanta had $320.2 million in outstanding letters of credit and bank guarantees under its credit facility to secure its casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2014 and 2015. Upon maturity, it is expected that the majority of the letters of credit related to the casualty insurance program will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. These performance bonds expire at various times ranging from mechanical completion of the related projects to a period extending beyond contract completion in certain circumstances, and as such, a determination of maximum potential amounts outstanding requires the use of certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of Quanta’s bonded operating activity. As of September 30, 2014, the total amount of the outstanding performance bonds was estimated to be approximately $3.5 billion. Quanta’s estimated maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of its commitments under the performance bonds generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $694 million as of September 30, 2014.

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

In the fourth quarter of 2011, Quanta recorded a partial withdrawal liability of approximately $32.6 million related to the withdrawal by certain Quanta subsidiaries from the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan). The partial withdrawal liability recognized by Quanta was based on estimates received from the Central States Plan during 2011 for a complete withdrawal by all Quanta companies participating in the Central States Plan. The withdrawal followed an amendment to a collective bargaining agreement with the International Brotherhood of Teamsters (Teamsters) that eliminated obligations to contribute

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

to the Central States Plan, which is in critical status and is significantly underfunded as to its vested benefit obligations. The amendment was negotiated by the Pipe Line Contractors Association (PLCA) on behalf of its members, which include the Quanta subsidiaries that withdrew from the Central States Plan. Quanta believed that withdrawing from the Central States Plan in the fourth quarter of 2011 was advantageous because it limited Quanta’s exposure to increased liabilities from a future withdrawal if the underfunded status of the Central States Plan deteriorates further. Quanta and other PLCA members now contribute to a different multi-employer pension plan on behalf of Teamsters employees.

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

In March 2014, one of the Quanta subsidiaries was notified of a Joint Committee decision relating to a separate grievance matter concluding that the Quanta subsidiary should have hired Teamsters under a specific collective bargaining agreement to perform certain jobs. This matter was subsequently resolved with the Teamsters, effectively resulting in an award of wages and benefits (including pension contributions) to the two Teamsters employees under an alternate collective bargaining agreement that is not related to the Central States Plan. In addition, in March 2014 the Central States Plan provided revised estimates indicating that the withdrawal liability based on certain withdrawal scenarios from 2011 through 2014 could range between $40.1 million and $55.4 million. In July 2014, the Central States Plan provided Quanta with a Notice and Demand of partial withdrawal liability for certain Quanta entities in the amount of $39.6 million. Quanta continues to dispute the total withdrawal liability owed to the Central States Plan. However, monthly payments associated with this Notice and Demand began in the third quarter of 2014 while the parties continue the related process to determine the final withdrawal liability. The amount owed upon resolution of this matter will be reduced by the payments made.

The ultimate liability associated with the complete withdrawal of Quanta’s subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. Based on the previous estimates of liability associated with a complete withdrawal from the Central States Plan, and allowing for the exclusion of amounts believed by management to have been improperly included in such estimate, Quanta will seek to challenge and

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

further negotiate the amount owed in connection with this matter. However, Quanta recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within the range communicated to Quanta by the Central States Plan. Quanta believes that the range of reasonable possible loss associated with the Central States Plan is up to $55.4 million. Given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the liability Quanta has recognized through September 30, 2014.

On October 9, 2013, Quanta acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of acquisition. The Central States Plan issued a Notice and Demand dated March 13, 2013 to the acquired company for a withdrawal liability in the total amount of $6.9 million payable in installments. Based on legal arguments, the acquired company took the position that the amount of withdrawal liability payable to the Central States Plan as a result of its complete withdrawal was $4.8 million, of which approximately $3.4 million remained outstanding as of September 30, 2014. The acquired company and Quanta have taken steps to challenge the amount of the assessment by the Central States Plan; however, payments in accordance with the terms of the Central States Plan’s demand letter are required to be made while the dispute is ongoing. Approximately $2.1 million of the purchase price was deposited into an escrow account on October 9, 2013 to fund any withdrawal obligation in excess of the $4.8 million initially demanded. Accordingly, the acquired company’s withdrawal from the Central States Plan is not expected to have a material impact on Quanta’s results of operations, financial condition or cash flows.

Indemnities

Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Quanta has also indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisition or disposition of certain companies. The indemnities under acquisition or disposition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of September 30, 2014, except as otherwise set forth above in Legal Proceedings, Quanta does not believe any material liabilities for asserted claims exist against it in connection with any of these indemnity obligations.

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

Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Electric Power Infrastructure	$1,379,200	$1,048,370	$3,896,536	$3,275,732
Oil and Gas Infrastructure	749,801	552,380	1,781,025	1,297,254
Fiber Optic Licensing and Other	42,143	44,382	120,707	132,233

Consolidated	$2,171,144	$1,645,132	$5,798,268	$4,705,219

Operating income (loss):
Electric Power Infrastructure	$102,933	$122,413	$359,414	$375,772
Oil and Gas Infrastructure	74,824	49,873	109,235	87,874
Fiber Optic Licensing and Other	13,835	14,105	40,090	45,289
Corporate and non-allocated costs	(48,680)	(45,313)	(141,939)	(131,392)

Consolidated	$142,912	$141,078	$366,800	$377,543

Depreciation:
Electric Power Infrastructure	$19,030	$16,343	$54,865	$47,042
Oil and Gas Infrastructure	15,146	11,514	41,826	34,114
Fiber Optic Licensing and Other	4,719	4,281	13,482	12,562
Corporate and non-allocated costs	1,933	1,735	5,516	5,075

Consolidated	$40,828	$33,873	$115,689	$98,793

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Foreign Operations

During the three months ended September 30, 2014 and 2013, Quanta derived $523.7 million and $335.7 million of its revenues from foreign operations. During the nine months ended September 30, 2014 and 2013, Quanta derived $1.37 billion and $841.5 million of its revenues from foreign operations. Of Quanta’s foreign revenues, approximately 83% and 80% was earned in Canada during the three months ended September 30, 2014 and 2013 and approximately 81% and 90% was earned in Canada during the nine months ended September 30, 2014 and 2013. In addition, Quanta held property and equipment of $296.1 million and $196.8 million in foreign countries, primarily Canada, as of September 30, 2014 and December 31, 2013. The increases in foreign revenues and assets were primarily due to the timing of the non-U.S. acquisitions described in Note 4.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report) and with our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (SEC) on March 3, 2014 and is available on the SEC’s website at www.sec.gov and on our website, which is www.quantaservices.com. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified under the headings Uncertainty of Forward-Looking Statements and Information below in this Item 2 and Risk Factors in Item 1A of Part II of this Quarterly Report.

Introduction

We are a leading provider of specialty contracting services, offering infrastructure solutions primarily to the electric power and oil and gas industries in United States, Canada and Australia and select other international markets. The services we provide include the design, installation, upgrade, repair and maintenance of infrastructure within each of the industries we serve, such as electric power transmission and distribution networks, substation facilities, renewable energy facilities, pipeline transmission and distribution systems and facilities, and infrastructure services for the offshore and inland water energy markets. We also own fiber optic telecommunications infrastructure in select markets and license the right to use these point-to-point fiber optic telecommunications facilities to customers.

We report our results under three reportable segments: (1) Electric Power Infrastructure Services, (2) Oil and Gas Infrastructure Services and (3) Fiber Optic Licensing and Other. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the nine months ended September 30, 2014 were approximately $5.80 billion, of which 67.2% was attributable to the Electric Power Infrastructure Services segment, 30.7% to the Oil and Gas Infrastructure Services segment and 2.1% to the Fiber Optic Licensing and Other segment.

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

Recent Investments, Acquisitions and Divestitures

During the first nine months of 2014, we completed eight acquisitions, which enabled us to further enhance our electric power and oil and gas infrastructure service offerings in the U.S. and Canada and expand our capabilities in Australia to include electric power infrastructure service offerings. These acquisitions included four electric power infrastructure services companies located in Canada; an oil and gas infrastructure services company located in Canada; an electric power infrastructure services company located in Australia; a general engineering and construction company, based in California, specializing in hydrant fueling, waterfront and utility construction for the U.S. Department of Defense and that is generally included in our Oil and Gas Infrastructure Services segment; and a geotechnical and geological engineering services company, based in the U.S. that is generally included in our Electric Power Infrastructure Services segment. The aggregate consideration paid for these acquisitions consisted of approximately $171.5 million in cash, 686,382 shares of Quanta common stock and 1,721,377 exchangeable shares of Canadian subsidiaries of Quanta that are exchangeable on a one-for-one basis for Quanta common stock. The exchangeable shares provide holders with rights equivalent to Quanta common stockholders with respect to dividends and other economic rights. In addition, we issued one share of Series G preferred stock associated with 899,858 of the exchangeable shares, which generally votes on the same matters as the common stock and is entitled to a number of votes equal to the number of such exchangeable shares outstanding at that time. Exchangeable shares not associated with preferred stock do not have voting rights. The aggregate value of the above issued securities on the respective closing or settlement dates of the acquisitions totaled approximately $70.2 million. As these transactions were effective during the first nine months of 2014, the results of each acquired company have been included in our consolidated financial statements beginning on the respective dates of acquisition.

During 2013, we acquired six businesses, which included three electric power and three oil and gas infrastructure services companies. The electric power acquisitions expanded our geographic presence primarily in the northeastern, midwestern and western regions of the U.S. and in the central region of Canada, while the oil and gas infrastructure services companies increased our capacity to provide mechanical installations for the offshore oil and gas industry and pipeline logistics services throughout the United States and expanded our geographic presence to include pipeline construction services in Australia. The aggregate consideration paid for these acquisitions consisted of approximately $341.1 million in cash and 3,547,482 shares of our common stock valued, as of the respective dates of issuance, at approximately $88.9 million. The results for each company have been included in our consolidated financial statements beginning on the respective dates of acquisition.

Backlog

Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by other companies.

Our backlog represents the amount of consolidated revenue that we expect to realize from future work under construction contracts, long-term maintenance contracts, master service agreements (MSAs) and licensing agreements. These estimates include revenues from the remaining portion of firm orders not yet completed and on which work has not yet begun, as well as revenues from change orders, renewal options, and funded and unfunded portions of government contracts to the extent that they are reasonably expected to occur. For purposes of calculating backlog, we include 100% of estimated revenues attributable to consolidated joint ventures and variable interest entities (VIEs). The following table presents our total backlog by reportable segment as of September 30, 2014 and December 31, 2013, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of September 30, 2014		Backlog as of December 31, 2013
	12 Month	Total	12 Month	Total
Electric Power Infrastructure	$3,473,503	$6,487,196	$3,346,721	$5,964,061
Oil and Gas Infrastructure	1,631,975	2,552,212	1,515,612	2,218,503
Fiber Optic Licensing and Other	143,867	590,798	137,883	545,503

Total	$5,249,345	$9,630,206	$5,000,216	$8,728,067

Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues, regulatory requirements and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and while we did not experience any material cancellations during the current periods, most of our contracts may be terminated, typically upon 30 to 90 days notice, even if we are not in default under the contract. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends inherent in current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. In addition, many of our MSAs, as well as contracts for fiber optic licensing, are subject to renewal options. As of September 30, 2014 and December 31, 2013, MSAs accounted for approximately 37% and 31% of our estimated 12 month backlog and approximately 47% and 44% of total backlog. There can be no assurance as to our customers’ actual requirements or that our estimates are accurate.

Seasonality; Fluctuations of Results; Economic Conditions

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project timing and schedules, and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions can cause delays on projects. In addition, many of our customers develop their capital budgets for the coming year during the first quarter and do not begin infrastructure projects in a meaningful way until their capital budgets are finalized. Second quarter revenues are typically higher than those in the first quarter, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. Third quarter revenues are typically the highest of the year, as a greater number of projects are underway, and weather is more accommodating. Generally, revenues during the fourth quarter of the year are lower than the third quarter but higher than the second quarter. Many projects are completed in the fourth quarter, and revenues are often impacted positively by customers seeking to spend their capital budgets before the end of the year; however, the holiday season and inclement weather can sometimes cause delays, reducing revenues and increasing costs. Any quarter may be positively or negatively affected by atypical weather patterns in any of the areas we serve, such as severe weather, excessive rainfall or warmer winter weather, making it difficult to predict these variations and their effect on particular projects quarter to quarter. The timing of project awards and unanticipated changes in project schedules as a result of delays or accelerations can also create variations in the level of operating activity from quarter to quarter.

These seasonal impacts are typical for our U.S. operations, but as our foreign operations continue to grow, we may see a lessening of this pattern impacting our quarterly revenues. For example, revenues in Canada are often higher in the first quarter as projects are accelerated so that work can be completed prior to the break up, or seasonal thaw, as productivity is adversely affected by wet ground conditions during the warmer spring and summer months. Also, although revenues from Australia and other international operations have not been significant relative to our overall revenues to date, their seasonal patterns may differ from those in North America and may impact our seasonality more in the future.

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

Seasonal and geographical. As discussed previously, seasonal patterns can have a significant impact on margins. Generally, business is slower in the winter months versus the warmer months of the year, resulting in lower productivity and consequently reducing our ability to cover fixed costs. This can be offset somewhat by increased demand for electrical service and repair work resulting from severe weather. Additionally, project schedules, including when projects begin and when they are completed, may impact margins. The mix of business conducted in the areas we serve will also affect margins, as some of the areas we serve offer the opportunity for higher margins than others due to the geographic characteristics associated with the physical location where the work is being performed. Such characteristics include whether the project is performed in an urban versus a rural setting or in a mountainous area or in open terrain. Site conditions, including unforeseen underground conditions, can also impact margins.

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

Foreign currency risk. Our financial performance on a U.S. dollar-denominated basis is subject to fluctuation in foreign currency exchange rates. Fluctuations in exchange rates relative to the U.S. dollar, primarily the Canadian and Australian dollars, could cause material fluctuations in comparisons of our results of operations between periods.

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

Results of Operations

As previously discussed, we have acquired certain businesses, the results of which have been included in the following results of operations beginning on their respective acquisition dates. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three and nine month periods indicated (dollars in thousands):

Consolidated Results

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Revenues	$2,171,144	100.0%	$1,645,132	100.0%	$5,798,268	100.0%	$4,705,219	100.0%
Cost of services (including depreciation)	1,818,173	83.7	1,372,079	83.4	4,891,778	84.4	3,952,609	84.0

Gross profit	352,971	16.3	273,053	16.6	906,490	15.6	752,610	16.0
Selling, general and administrative expenses	200,521	9.2	124,949	7.6	513,292	8.9	357,661	7.6
Amortization of intangible assets	9,538	0.5	7,026	0.4	26,398	0.4	17,406	0.4

Operating income	142,912	6.6	141,078	8.6	366,800	6.3	377,543	8.0
Interest expense	(1,321)	(0.1)	(475)	—	(3,431)	(0.1)	(1,480)	—
Interest income	902	—	1,139	0.1	3,046	0.1	2,230	—
Other income (expense), net	(378)	—	(824)	(0.1)	(968)	—	(1,690)	—

Income before income taxes	142,115	6.5	140,918	8.6	365,447	6.3	376,603	8.0
Provision for income taxes	42,100	1.9	42,509	2.6	121,340	2.1	126,611	2.7

Net income	100,015	4.6	98,409	6.0	244,107	4.2	249,992	5.3
Less: Net income attributable to non-controlling interests	5,367	0.2	5,503	0.4	13,969	0.2	14,768	0.3

Net income attributable to common stock	$94,648	4.4%	$92,906	5.6%	$230,138	4.0%	$235,224	5.0%

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenues. Revenues increased $526.0 million, or 32.0%, to $2.17 billion for the three months ended September 30, 2014. Revenues from electric power infrastructure services increased $330.8 million, or 31.6%, to $1.38 billion. Also contributing to the increase was higher revenues from oil and gas infrastructure services, which increased $197.4 million, or 35.7%, to $749.8 million. These increases were partially offset by a decrease in revenues from fiber optic licensing and other, which decreased $2.2 million, or 5.0%, to $42.1 million.

Gross profit. Gross profit increased $79.9 million, or 29.3%, to $353.0 million for the three months ended September 30, 2014. This increase was primarily due to the impact of higher overall revenues earned from the Electric Power Infrastructure Services and Oil and Gas Infrastructure Services segments. Gross profit as a percentage of revenues decreased to 16.3% for the three months ended September 30, 2014 from 16.6% for the three months ended September 30, 2013, primarily due to the negative impact of lower margins on certain power generation projects ongoing during the three months ended September 30, 2014 as compared to projects completed during the three months ended September 30, 2013.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $75.6 million, or 60.5%, to $200.5 million for the three months ended September 30, 2014. The increase was primarily attributable to a $52.5 million charge to provision for long-term contract receivable as a result of a change in the estimated net realizable value of a disputed contract receivable associated with previously recognized contract price adjustments related to a change order from the Sunrise Powerlink project, an electric power infrastructure services project completed in 2012, which is the subject of a pending arbitration proceeding. Selling, general and administrative expenses also increased due to $15.4 million in incremental general and administrative costs associated with companies acquired since the third quarter of 2013 and $4.0 million in higher salaries and benefits and related ancillary administration costs associated with the current levels of operations, partially offset by lower levels of incentive compensation. Selling, general and administrative expenses as a percentage of revenues increased to 9.2% for the three months ended September 30, 2014 from 7.6% for the three months ended September 30, 2013, due primarily to the impact of the charge to provision for long-term contract receivable described above, partially offset by better absorption of general and administrative expenses due to the higher revenues described above. For additional information regarding this charge, the Sunrise Powerlink project and the related arbitration, see Legal Proceedings in this Item 2 of Part I of this Quarterly Report.

Amortization of intangible assets. Amortization of intangible assets increased $2.5 million to $9.5 million for the three months ended September 30, 2014. This increase was primarily due to increased amortization of intangibles associated with companies acquired since the third quarter of 2013, partially offset by reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized.

Interest expense. Interest expense increased $0.8 million to $1.3 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due to increased borrowing activity under our credit facility, fees associated with the increase in unused capacity on our expanded credit facility, higher amortization of deferred financing costs following the amendment and restatement of our credit facility on October 30, 2013 and interest related to debt acquired through acquisitions completed in 2014.

Interest income. Interest income was $0.9 million and $1.1 million for the three months ended September 30, 2014 and 2013. Interest earned on lower cash balances period over period was partially offset by the impact of higher average interest rates earned on the cash balances during the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013.

Provision for income taxes. The provision for income taxes was $42.1 million for the three months ended September 30, 2014, with an effective tax rate of 29.6%. The provision for income taxes was $42.5 million for the three months ended September 30, 2013, with an effective tax rate of 30.2%. The effective tax rates for the three months ended September 30, 2014 and 2013 were impacted by the recording of net tax benefits in the amount of $4.9 million and $6.6 million associated with decreases in reserves for uncertain tax positions resulting from the expiration of various federal and state statute of limitations periods. Excluding the tax benefits from decreases in reserves for uncertain tax positions, the effective rates would have been 33.1% and 34.9% for the three months ended September 30, 2014 and 2013. The lower effective rate for the three months ended September 30, 2014 was primarily due to a higher proportion of income before taxes earned from international jurisdictions, which are generally taxed at lower statutory rates.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Revenues. Revenues increased $1.09 billion, or 23.2%, to $5.80 billion for the nine months ended September 30, 2014. This increase was primarily due to higher electric power infrastructure services revenues, which increased $620.8 million, or 19.0%, to $3.90 billion. Also contributing to the increase were additional revenues from oil and gas infrastructure services, which increased $483.8 million, or 37.3%, to $1.78 billion. These increases were partially offset by a decrease in revenues from fiber optic licensing and other, which decreased $11.5 million, or 8.7%, to $120.7 million.

Gross profit. Gross profit increased $153.9 million, or 20.4%, to $906.5 million for the nine months ended September 30, 2014. This increase was primarily due to higher overall revenues earned during the current period. Gross profit as a percentage of revenues decreased to 15.6% for the nine months ended September 30, 2014 from 16.0% for the nine months ended September 30, 2013. This decrease in gross margin was primarily due to the negative impact of wet weather conditions, primarily in Canada and northern regions of the U.S., as these areas thawed from a late winter season, as well as lower margins recognized on certain power generation projects ongoing during the nine months ended September 30, 2014 as compared to similar projects completed during the nine months ended September 30, 2013. These lower margins were partially offset by the contribution of mainline pipe revenues, which typically offer higher margin opportunities.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $155.6 million, or 43.5%, to $513.3 million for the nine months ended September 30, 2014. The increase was primarily attributable to a $52.5 million charge to provision for long-term contract receivable as a result of a change in the estimated net realizable value of a disputed contract receivable associated with an electric power infrastructure services project completed in 2012, which is the subject of a pending arbitration proceeding, and an aggregate $38.8 million expense associated with an adverse arbitration decision regarding a contract dispute with the National Gas Company of Trinidad and Tobago (NGC) on a 2010 directional drilling project, as well as $46.4 million in incremental general and administrative costs associated with companies acquired since the third quarter of 2013, $12.1 million in higher professional fees and $4.7 million in higher administrative costs associated with current levels of operations. Selling, general and administrative expenses as a percentage of revenues increased to 8.9% for the nine months ended September 30, 2014 from 7.6% for the nine months ended September 30, 2013, due primarily to the impact of the charge to provision for long-term contract receivable and the expense associated with the arbitration decision. The impact of these items was partially offset by better absorption of general and administrative expenses due to the higher revenues described above.

Amortization of intangible assets. Amortization of intangible assets increased $9.0 million to $26.4 million for the nine months ended September 30, 2014. This increase was primarily due to increased amortization of intangibles associated with companies acquired since the third quarter of 2013, partially offset by reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized.

Interest expense. Interest expense increased $2.0 million to $3.4 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to increased borrowing activity under our credit facility, fees associated with the increase in unused capacity on our expanded credit facility, higher amortization of deferred financing costs following the amendment and restatement of our credit facility on October 30, 2013 and interest related to debt acquired through acquisitions completed in 2014.

Interest income. Interest income was $3.0 million and $2.2 million for the nine months ended September 30, 2014 and 2013. This increase was due to higher average interest rates during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, partially offset by lower cash balances during the 2014 period.

Provision for income taxes. The provision for income taxes was $121.3 million for the nine months ended September 30, 2014, with an effective tax rate of 33.2%. The provision for income taxes was $126.6 million for the nine months ended September 30, 2013, with an effective tax rate of 33.6%. The effective tax rates for the nine months ended September 30, 2014 and 2013 were impacted by the recording of net tax benefits in the amount of $4.9 million and $6.6 million associated with decreases in reserves for uncertain tax positions resulting from the expiration of various federal and state statute of limitations periods. Excluding the tax benefits from decreases in reserves for uncertain tax positions, the effective rates would have been 34.5% and 35.4% for the nine months ended September 30, 2014 and 2013. The lower effective rate for the nine months ended September 30, 2014 was primarily due to a higher proportion of income before taxes earned from international jurisdictions, which are generally taxed at lower statutory rates.

Segment Results

The following table sets forth segment revenues and segment operating income for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Revenues:
Electric Power Infrastructure	$1,379,200	63.6%	$1,048,370	63.7%	$3,896,536	67.2%	$3,275,732	69.6%
Oil and Gas Infrastructure	749,801	34.5	552,380	33.6	1,781,025	30.7	1,297,254	27.6
Fiber Optic Licensing and Other	42,143	1.9	44,382	2.7	120,707	2.1	132,233	2.8

Consolidated revenues from external customers	$2,171,144	100.0%	$1,645,132	100.0%	$5,798,268	100.0%	$4,705,219	100.0%

Operating income (loss):								.
Electric Power Infrastructure	$102,933	7.5%	$122,413	11.7%	$359,414	9.2%	$375,772	11.5%
Oil and Gas Infrastructure	74,824	10.0	49,873	9.0	109,235	6.1	87,874	6.8
Fiber Optic Licensing and Other	13,835	32.8	14,105	31.8	40,090	33.2	45,289	34.2
Corporate and non-allocated costs	(48,680)	N/A	(45,313)	N/A	(141,939)	N/A	(131,392)	N/A

Consolidated operating income	$142,912	6.6%	$141,078	8.6%	$366,800	6.3%	$377,543	8.0%

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $330.8 million, or 31.6%, to $1.38 billion for the three months ended September 30, 2014. Revenues were positively impacted by increased activity from electric power transmission, distribution and power generation projects due to increased capital spending by our customers as well as approximately $65 million in revenues generated by acquired companies.

Operating income decreased $19.5 million, or 15.9%, to $102.9 million for the three months ended September 30, 2014. Operating income as a percentage of segment revenues decreased to 7.5% for the three months ended September 30, 2014 from 11.7% for the three months ended September 30, 2013. These decreases were primarily due to a $52.5 million charge to provision for long-term contract receivable as a result of a change in the estimated net realizable value of a disputed contract receivable and the impact of slightly lower margins earned during the third quarter of 2014 as compared to last year’s third quarter associated with typical project variability as well as lower margins recognized on certain power generation projects ongoing during the three months ended September 30, 2014 as compared to projects that were ongoing during the three months ended September 30, 2013.

Oil and Gas Infrastructure Services Segment Results

Revenues for this segment increased $197.4 million, or 35.7%, to $749.8 million for the three months ended September 30, 2014. Revenues in the three months ended September 30, 2014 were favorably impacted by approximately $130 million in revenues generated by acquired companies coupled with increased capital spending by our customers.

Operating income increased $25.0 million, or 50.0%, to $74.8 million for the three months ended September 30, 2014 from $49.9 million for the three months ended September 30, 2013. This increase was primarily due to the increase in segment revenues described above. Operating income as a percentage of segment revenues increased to 10.0% for the three months ended September 30, 2014 from 9.0% for the three months ended September 30, 2013. This increase was primarily due to the contribution from mainline pipe projects in the U.S. and Australia, which typically offer higher margin opportunities, as well as better fixed cost absorption due to higher revenues.

Fiber Optic Licensing and Other Segment Results

Revenues for this segment decreased $2.2 million, or 5.0%, to $42.1 million for the three months ended September 30, 2014. This decrease in revenues was due to lower levels of ancillary telecommunication services revenues during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Operating income decreased $0.3 million, or 1.9%, to $13.8 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily due to the decrease in revenues described above. Operating income as a percentage of segment revenues for the quarter ended September 30, 2014 increased to 32.8% as compared to 31.8% for the quarter ended September 30, 2013, primarily due to a change in the revenue mix, with a lower proportion of revenues derived from ancillary telecommunication services, which typically carry lower margins.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended September 30, 2014 increased $3.4 million to $48.7 million as compared to the quarter ended September 30, 2013. This increase was primarily the result of a $2.5 million increase in amortization expense primarily due to the amortization of newly acquired intangible assets from 2014 and 2013 acquisitions and a $0.9 million net increase in other expenses.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $620.8 million, or 19.0%, to $3.90 billion for the nine months ended September 30, 2014. Revenues were positively impacted by increased activity from electric power transmission and distribution projects primarily as a result of increased capital spending by our customers and approximately $185 million in revenues generated by acquired companies. Partially offsetting these increases was the less favorable Canadian dollar to U.S. dollar exchange rates during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Operating income decreased $16.4 million, or 4.4%, to $359.4 million for the nine months ended September 30, 2014. This decrease was primarily due to a $52.5 million charge to provision for long-term contract receivable as a result of a change in the estimated net realizable value of a disputed receivable, partially offset by the increase in segment revenues described above. Operating income as a percentage of segment revenues decreased to 9.2% for the nine months ended September 30, 2014 from 11.5% for the nine months ended September 30, 2013. This decrease was primarily due to the impact of the provision for long-term contract receivable previously discussed as well as the negative production impact of wet weather conditions, primarily in Canada and northern regions of the U.S., as these areas thawed from a late winter season, and lower margins recognized on certain power generation projects ongoing during the nine months ended September 30, 2014 as compared to projects completed during the nine months ended September 30, 2013.

Oil and Gas Infrastructure Services Segment Results

Revenues for this segment increased $483.8 million, or 37.3%, to $1.78 billion for the nine months ended September 30, 2014. Revenues in the nine months ended September 30, 2014 were favorably impacted by approximately $400 million in revenues generated by acquired companies and increased capital spending by our customers.

Operating income increased $21.4 million, or 24.3%, to $109.2 million for the nine months ended September 30, 2014. Operating income as a percentage of segment revenues decreased to 6.1% for the nine months ended September 30, 2014 from 6.8% for the nine months ended September 30, 2013. These decreases were primarily due to an aggregate $38.8 million expense recorded in 2014 associated with an adverse arbitration decision regarding a contract dispute with NGC on a 2010 directional drilling project, as well as to the impact of an increase in the estimated withdrawal liability associated with the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan) based on certain withdrawal scenarios that increased the estimated range of possible liability. These decreases were partially offset by contributions from mainline pipe projects in the U.S. and Australia, which typically offer higher margin opportunities, and the favorable settlement of certain contract change orders during the period as well as better fixed cost absorption due to higher overall revenues.

Fiber Optic Licensing and Other Segment Results

Revenues for this segment decreased $11.5 million, or 8.7%, to $120.7 million for the nine months ended September 30, 2014. This decrease in revenues was due to lower levels of ancillary telecommunication services revenues during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 as certain larger projects completed in the nine months ended September 30, 2013 did not recur to the same extent in the nine months ended September 30, 2014.

Operating income decreased $5.2 million, or 11.5%, to $40.1 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decrease in operating income was primarily due to the decrease in segment revenues described above. Operating income as a percentage of segment revenues for the nine months ended September 30, 2014 decreased to 33.2% as compared to 34.2% for the nine months ended September 30, 2013, primarily due to higher network maintenance costs.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the nine months ended September 30, 2014 increased $10.5 million to $141.9 million as compared to the nine months ended September 30, 2013. This increase was primarily the result of a $9.0 million increase in amortization expense primarily due to the amortization of newly acquired intangible assets from 2014 and 2013 acquisitions, $5.7 million in higher consulting and other business development fees, and $2.8 million in higher acquisition and integration costs. These increases were partially offset by $10.1 million in lower salary, incentive compensation and non-cash stock compensation costs period-over-period associated with current levels of operating activity and profitability, and due to the impact of recording approximately $4.3 million of non-cash stock-based compensation expense in the second quarter of 2013 related to the retirement of our former chairman.

Liquidity and Capital Resources

Cash Requirements

Our cash and cash equivalents totaled $144.2 million as of September 30, 2014 and $488.8 million as of December 31, 2013. As of September 30, 2014 and December 31, 2013, cash and cash equivalents held in domestic bank accounts were approximately $43.8 million and $236.7 million, and cash and cash equivalents held in foreign bank accounts were approximately $100.4 million and $252.1 million, held primarily in Canada and Australia.

We were in compliance with the covenants under our credit facility at September 30, 2014. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. Capital expenditures are expected to total $320 million to $330 million for 2014, of which we have spent approximately $226.7 million through September 30, 2014. Approximately $50 million to $60 million of the expected 2014 capital expenditures are targeted for the expansion of our fiber optic networks.

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

During the fourth quarter of 2013, our board of directors approved a stock repurchase program authorizing us to purchase in the open market or in privately negotiated transactions, from time to time through December 31, 2016, up to $500.0 million of our outstanding common stock. As of September 30, 2014, we had repurchased $45.0 million of our common stock under this program.

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

Sources and Uses of Cash

As of September 30, 2014, we had cash and cash equivalents of $144.2 million and working capital of $1.41 billion. We also had $320.2 million of outstanding letters of credit and bank guarantees, $200.6 million of which was denominated in U.S. dollars and $119.6 million of which was denominated in Australian or Canadian dollars, and $76.9 million of outstanding borrowings under the credit facility, $50.0 million of which was denominated in U.S. dollars and $26.9 million of which was denominated in Canadian dollars. As of September 30, 2014, our $1.325 billion senior secured revolving credit facility maturing October 30, 2018 had $927.9 million available for borrowings or issuing new letters of credit.

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

Operating activities provided net cash of $64.1 million during the three months ended September 30, 2014 as compared to providing $83.2 million during the three months ended September 30, 2013, and operating activities provided net cash of $37.5 million during the nine months ended September 30, 2014 as compared to providing $245.1 million during the nine months ended September 30, 2013. The decrease in cash flows from operating activities for the three months ended September 30, 2014 as compared to three months ended September 30, 2013 was primarily due to increased working capital requirements related to the ramp up of electric power and oil and gas infrastructure projects, partially offset by more favorable operating results produced by this ramp up in the three months ended September 30, 2014. The decrease in cash flows from operating activities for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was partially a result of the cash outflows associated with the $28.3 million arbitration payment described in Legal Proceedings — National Gas Company of Trinidad and Tobago Arbitration in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report. Operating cash flow for the nine months ended September 30, 2014 was also impacted by increased working capital requirements associated with the ramp up on certain electric power transmission projects, as well as weather related delays in part of North America and the timing of project close-outs that affected the achievement of certain billing milestones. In comparison, the cash flow provided by operating activities during the nine months ended September 30, 2013 was positively impacted by the collection of receivables during the first quarter of 2013 attributable to significantly higher levels of emergency restoration services provided in the fourth quarter of 2012 as compared to the fourth quarter of 2013.

Days sales outstanding (DSO) as of September 30, 2014 was 83 days as compared to 82 days at September 30, 2013. DSO is calculated by using the sum of current accounts receivable, net of allowance (which include retainage and unbilled balances), plus costs and estimated earnings in excess of billings on uncompleted contracts less billings in excess of costs and estimated earnings on uncompleted contracts, divided by average revenues per day during the quarter.

Investing Activities

During the three months ended September 30, 2014, we used net cash in investing activities of $158.0 million as compared to $134.6 million in the three months ended September 30, 2013. Investing activities in the third quarter of 2014 included $79.9 million used for capital expenditures and $81.8 million used in connection with business acquisitions, partially offset by $2.9 million of proceeds from the sale of equipment. Investing activities in the third quarter of 2013 included $51.1 million used for capital expenditures and $123.8 million used in connection with business acquisitions, partially offset by the release of $36.5 million of restricted cash balances associated with a newly acquired company and $4.5 million of proceeds from the sale of equipment.

During the nine months ended September 30, 2014, we used net cash in investing activities of $379.8 million as compared to $316.4 million in the nine months ended September 30, 2013. Investing activities in the nine months ended September 30, 2014 included $226.7 million used for capital expenditures and

$161.4 million used in connection with business acquisitions, partially offset by $9.5 million of proceeds from the sale of equipment. Investing activities in the nine months ended September 30, 2013 included $213.2 million used for capital expenditures, $124.7 million used in connection with business acquisitions, $12.3 million used for other investments primarily related to the capital lease of an internally constructed electric power transmission asset and $11.2 million used for additional investments in unconsolidated affiliates, partially offset by the release of $36.5 million of restricted cash balances associated with a newly acquired company and $8.6 million of proceeds from the sale of equipment.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or magnitude of the potential cash outlays for these initiatives.

Financing Activities

During the three months ended September 30, 2014, net cash provided by financing activities was $56.3 million as compared to net cash used of $2.5 million in the three months ended September 30, 2013. Financing activities in the three months ended September 30, 2014 included $76.9 million of net proceeds from borrowings under our credit facility, partially offset by $19.3 million of debt repayments primarily related to debt of an acquired company that was repaid shortly after the acquisition date and $3.0 million of cash payments to non-controlling interests as distributions of joint venture profits. Financing activities in the third quarter of 2013 included $2.5 million of cash payments to non-controlling interests as distributions of joint venture profits.

During the nine months ended September 30, 2014, net cash provided by financing activities was $1.3 million as compared to net cash used of $8.4 million in the nine months ended September 30, 2013. Financing activities in the nine months ended September 30, 2014 included $76.9 million of net proceeds from borrowings under our credit facility, partially offset by $45.0 million of common stock repurchases under our stock repurchase program, $30.0 million of debt repayments primarily related to debt of acquired companies that was repaid shortly after their respective acquisition dates and $3.5 million of cash payments to non-controlling interests as distributions of joint venture profits. Financing activities during the nine months ended September 30, 2013 included $11.8 million of cash payments to non-controlling interests as distributions of joint venture profits, partially offset by $2.8 million related to the tax impact of stock-based awards.

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

As of September 30, 2014, we had approximately $320.2 million of outstanding letters of credit and bank guarantees, $200.6 million of which was denominated in U.S. dollars and $119.6 million of which was denominated in Australian or Canadian dollars, and $76.9 million of outstanding borrowings under the credit facility, $50.0 million of which was denominated in U.S. dollars and $26.9 million of which was denominated in Canadian dollars. The remaining $927.9 million was available for borrowings or issuing new letters of credit.

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a Consolidated Interest Coverage Ratio, in each case as specified in the credit agreement. The credit agreement limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on assets. The credit agreement also allows for cash payments for dividends and stock repurchases subject to compliance with the following requirements on a post-incurrence basis: (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants described above; and (iii) at least $100 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of September 30, 2014, we were in compliance with all of the covenants in the credit agreement.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of September 30, 2014, the maximum guaranteed residual value was approximately $387.6 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

Letters of Credit

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. In addition, from time to time, certain customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution, typically pursuant to our credit facility. Each letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also be required to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future.

As of September 30, 2014, we had $320.2 million in outstanding letters of credit and bank guarantees under our credit facility to secure securing our casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2014 and 2015. Upon maturity, it is expected that the majority of the letters of credit related to the casualty insurance program will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. Subject to certain conditions and consistent with terms of our credit facility, these security interests will be automatically released if we maintain a corporate credit rating that is BBB- (stable) or higher by Standard & Poor’s Rating Services and a corporate family rating that is Baa3 (stable) or higher by Moody’s Investors Services. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of September 30, 2014, the total amount of outstanding performance bonds was estimated to be approximately $3.5 billion. Our estimated maximum exposure as it relates to the value of bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of our commitments under the performance bonds generally extinguishes concurrently with the expiration of our related contractual obligation. The estimated cost to complete these bonded projects was estimated to be approximately $694 million as of September 30, 2014.

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

Contractual Obligations

As of September 30, 2014, our future contractual obligations were as follows (in thousands):

	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Long-term debt (1)	$83,509	$152	$614	$621	$5,236	$76,886	$—
Operating lease obligations	194,012	20,178	54,893	38,267	29,295	20,954	30,425
Capital lease obligations (1)	1,363	310	950	103	—	—	—
Equipment purchase commitments	5,716	5,716	—	—	—	—	—
Capital commitment related to investment in unconsolidated affiliates	241	241	—	—	—	—	—
Committed capital expenditures for fiber optic networks under contracts with customers	24,014	13,841	10,173	—	—	—	—

Total	$308,855	$40,438	$66,630	$38,991	$34,531	$97,840	$30,425

(1)	Amounts are recorded in our September 30, 2014 condensed consolidated balance sheet.

The committed capital expenditures for fiber optic networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. We have also committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of September 30, 2014, production orders for approximately $5.7 million had been issued with delivery dates scheduled to occur throughout the remainder of 2014. Although we have committed to the purchase of these vehicles at the time of their delivery, we intend that these orders will be assigned to third party leasing companies and made available to us under certain of our master equipment lease agreements, which will release us from our capital commitment.

As of September 30, 2014, the total unrecognized tax benefits related to uncertain tax positions was $49.4 million. We are currently under examination by the Internal Revenue Service for calendar years 2011 and 2012. Additionally, certain of our subsidiaries are under examination by various U.S. state and Canadian federal tax authorities for multiple periods, and the amount of unrecognized tax benefits could therefore increase or decrease as a result of the expiration of certain statute of limitations periods or settlements of these examinations. We believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $12.1 million due to the expiration of certain statute of limitations periods or settlements of the examinations.

The previously presented table of estimated contractual obligations does not reflect the obligations under the multi-employer pension plans in which our union employees participate. Some of our operating units are parties to various collective bargaining agreements that require us to provide to the employees subject to these agreements specified wages and benefits, as well as to make contributions to multi-employer pension plans. Our multi-employer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on our union employee payrolls. The location and number of union employees that we employ at any given time and the plans in which they may participate vary depending on the projects we have ongoing at any time and the need for union resources in connection with those projects. Therefore, we are unable to accurately predict our union employee payroll and the amount of the resulting multi-employer pension plan contribution obligation for future periods.

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

In March 2014, one of our subsidiaries was notified of a Joint Committee decision relating to a separate grievance matter concluding that our subsidiary should have hired Teamsters under a specific collective bargaining agreement to perform certain jobs. This matter was subsequently resolved with the Teamsters, effectively resulting in an award of wages and benefits (including pension contributions) to the two Teamsters employees under an alternate collective bargaining agreement that is not related to the Central States Plan. In addition, in March 2014 the Central States Plan provided revised estimates indicating that the withdrawal liability based on certain withdrawal scenarios from 2011 through 2014 could range between $40.1 million and $55.4 million. In July 2014, the Central States Plan provided us with a Notice and Demand of partial withdrawal liability for certain of our subsidiaries in the amount of $39.6 million. We continue to dispute the total withdrawal liability owed to the Central States Plan. However, monthly payments associated with this Notice and Demand began in the third quarter of 2014, and the parties continue the process to determine the final withdrawal liability. The amount owed upon resolution of this matter will be reduced by the payments made.

The ultimate liability associated with the complete withdrawal of our subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. Based on the previous estimates of liability associated with a complete withdrawal from the Central States Plan, and allowing for the exclusion of amounts we believe have been improperly included in such estimate, we will seek to challenge and further negotiate the amount owed in connection with this matter. However, we recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within the range communicated to us by the Central States Plan. We believe that the range of reasonable possible loss associated with the Central States Plan is up to $55.4 million. Given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the liability we have recognized through September 30, 2014. See Collective Bargaining Agreements in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

On October 9, 2013, we acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of our acquisition. The Central States Plan issued a Notice and Demand dated

March 13, 2013 to the acquired company for a withdrawal liability in the total amount of $6.9 million payable in installments. Based on legal arguments, the acquired company took the position that the amount of withdrawal liability payable to the Central States Plan as a result of its complete withdrawal was $4.8 million, of which approximately $3.4 million remained outstanding as of September 30, 2014. The acquired company and Quanta have taken steps to challenge the amount of the assessment by the Central States Plan; however, payments in accordance with the terms of the Central States Plan’s demand letter are required to be made while the dispute process is ongoing. Approximately $2.1 million of the purchase price was deposited into an escrow account on October 9, 2013 to fund any withdrawal obligation in excess of the $4.8 million initially demanded. Accordingly, the acquired company’s withdrawal from the Central States Plan is not expected to have a material impact on our results of operations, financial condition or cash flows.

Also excluded from the Contractual Obligations table is interest associated with letters of credit fees and commitment fees under our credit facility because the outstanding letters of credit, availability and applicable interest rates and fees are variable. For additional information regarding the interest rates under our credit facility, see Note 7 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report. We have also excluded from the Contractual Obligations table additional capital commitments associated with investments in unconsolidated affiliates related to planned midstream infrastructure projects of approximately $10.1 million because we are unable to determine the timing of these capital commitments but anticipate them to be paid before the end of 2015. As specific amounts of capital commitments and their timing are determined, we will reflect such amounts in the Contractual Obligations table.

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

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of September 30, 2014 and December 31, 2013, the gross amount accrued for insurance claims totaled $171.0 million and $161.8 million with $131.4 million and $122.6 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of September 30, 2014 and December 31, 2013 were $9.0 million and $9.1 million of which $0.7 million and $0.7 million were included in prepaid expenses and other current assets and $8.3 million and $8.4 million were included in other assets, net.

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

Concentration of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and our accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these investments is subject to any material risk of loss, changes in economic conditions could impact the interest income we receive from these investments. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power, oil and gas companies, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States, Canada and Australia. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States, Canada and Australia, which may be heightened as a result of uncertain economic and financial market conditions that have existed in recent years. However, we generally have certain statutory lien rights with respect to services provided. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services we have performed.

As of December 31, 2013, two customers accounted for approximately 15% and 11% of our consolidated net position, which includes accounts receivable (including long-term balances and costs and estimated earnings in excess of billings on uncompleted contracts) less billings in excess of costs and unearned revenue. The services provided to these customers relate primarily to our Electric Power Infrastructure Services segment. Substantially all of the balance for the customer accounting for 11% of our consolidated net position relates to the Sunrise Powerlink project, which has a long-term receivable balance related to a significant change order that is subject to a contractually agreed upon arbitration process. During the third quarter of 2013, we reclassified the receivable related to this matter from costs in excess of billings on uncompleted contracts to other assets, net due to the expected timetable for resolution of the matter. For additional information, see Current and Long-Term Accounts Receivable and Allowances for Doubtful Accounts in Note 2 and Legal Proceedings — Sunrise Powerlink Arbitration in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report. Additionally, the customer accounting for 15% of our consolidated net position also accounted for 10% our of consolidated revenues for the nine months ended September 30, 2013. No other customers represented 10% or more of our revenues for the three or nine months ended September 30, 2014 and 2013, and no other customers represented 10% or more of our consolidated net position as of September 30, 2014 or December 31, 2013.

Legal Proceedings

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Legal Proceedings in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report “Financial Statements” for additional information regarding litigation, claims and other legal proceedings.

Sunrise Powerlink Arbitration. On April 21, 2010, PAR Electrical Contractors, Inc. (PAR), a wholly owned subsidiary of Quanta, entered into a contract with San Diego Gas & Electric (SDG&E) to construct a 117-mile electrical transmission line in Imperial and San Diego Counties, California, known as the Sunrise Powerlink project. Construction commenced on November 17, 2010, with commercial operations beginning on June 17, 2012. PAR alleges that during the construction phase, SDG&E directed multiple changes to the construction schedule that required PAR to significantly increase its resources to the project in order to meet SDG&E’s required completion date. Further, PAR contends the project experienced numerous impacts beyond PAR’s control such as access delays and restrictions, as well as problems with customer supplied materials to the project. Following completion of the project, PAR and SDG&E had multiple meetings to review project scope, costs and performance criteria in an attempt to resolve the amount owed to PAR. SDG&E also conducted an audit of PAR’s records, which resulted in confirmation of PAR’s direct costs incurred in completing the project. Ultimately, however, the parties were unable to reach a resolution of the final amount owed to PAR.

In October 2013, PAR initiated arbitration proceedings against SDG&E alleging breach of contract and seeking compensation for completing the Sunrise Powerlink project. PAR asserted a claim for damages in excess of $165 million, including interest and other relief to which PAR may be entitled. In the arbitration, SDG&E has disputed that PAR is entitled to the payment of any additional amounts and has asserted a counterclaim seeking approximately $32 million for PAR’s alleged untimely performance and breach of the contract. PAR intends to vigorously contest SDG&E’s claim. Discovery is ongoing, with depositions currently scheduled to begin in the fourth quarter of 2014. The arbitration hearing is scheduled to begin in July 2015.

We previously recorded a long-term contract receivable in the amount of approximately $165 million in connection with contract price adjustments related to the Sunrise Powerlink project. As discussed above, this receivable is the subject of an ongoing arbitration proceeding. During the third quarter of 2014, we continued to evaluate legal theories and strategies which could be most advantageous to pursue relative to our position in arbitration, which resulted in a change in our expected strategy for collecting the receivable. This change in approach has caused us to revise our estimate of expected outcomes and to record an adjustment to the net realizable value of this long-term receivable in the current period. A provision of $52.5 million was recognized in the three months ended September 30, 2014 as a charge to selling, general and administrative expense to reflect the impact of these changes in our assessment of the collectability of this long-term receivable. Operational and contractual decisions made by us contemporaneous with performance of the work on this project were based on verbal assurances from the customer, and we relied on those representations. Accordingly, we intend to pursue collection of amounts in excess of this revised value; however, the amount ultimately realized in connection with the resolution of this matter could materially differ from the amount recorded at September 30, 2014. See Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts and Revenue Recognition in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report for additional information regarding this matter.

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

In August 2014, the FASB issued guidance to address the diversity in practice in determining when there is substantial doubt about an entity’s ability to continue as a going concern and when and how an entity must disclose certain relevant conditions and events. This update requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued). If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions or events. The guidance is effective for annual and interim periods ending after December 15, 2016. This guidance will impact the disclosure and presentation of how we report any substantial doubt about our ability to continue as a going concern, if such substantial doubt were to exist.

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

Several existing, pending or proposed legislative or regulatory actions may also positively affect demand for the services provided by this segment in the long term, particularly in connection with electric power infrastructure and renewable energy spending. For example, legislative or regulatory action that alleviates some of the siting and right-of-way challenges that impact transmission projects would potentially accelerate future transmission line construction. We also anticipate increased infrastructure spending by our customers as a result of regulation requiring the power industry to meet federal reliability standards for its transmission and distribution systems and providing incentives to the industry to invest in and improve maintenance on its systems. Developments in environmental regulations concerning fossil fuel power generation plants are resulting in the need to retire or upgrade older coal-fired generation facilities to comply with new environmental and emission rules. Much of the electricity previously generated from retired coal-fired generation facilities will be replaced over the coming years by newly developed natural gas-fired generation facilities. We believe this “coal to gas” dynamic will require old transmission lines to be updated, rebuilt or replaced with higher voltage transmission infrastructure as well as the construction of new transmission infrastructure to connect new natural gas-fired generation facilities to the grid.

The Federal Energy Regulatory Commission (FERC) issued FERC Order No. 1000 to promote more efficient and cost-effective development of new transmission facilities. The order establishes transmission planning and cost allocation requirements intended to facilitate multi-state electric transmission lines and to encourage competition by removing, under certain conditions, federal rights of first refusal from FERC-approved tariffs and agreements. We believe FERC Order No. 1000, which was affirmed by FERC in May 2012 with the issuance of FERC Order No. 1000-A, has the potential to favorably impact electric transmission line development over time.

We benefited from increases in distribution spending throughout 2011, 2012 and 2013, despite continued economic and political uncertainties. Furthermore, as a result of reduced spending by utilities on their distribution systems during 2009 and 2010, combined with the need to meet reliability requirements, we believe there is an ongoing need for utilities to resume sustained investment in their distribution systems in order to properly maintain their systems. In addition, a number of utilities are implementing system upgrades or “hardening” programs in response to severe weather events that have occurred over the past few years, which is also increasing distribution investment in some regions of the United States. We also anticipate that utilities will continue to integrate “smart grid” technologies into their distribution systems over time to improve grid management and create efficiencies. Development and installation of smart grid technologies and other energy efficiency initiatives have benefited from stimulus funding under the American Recovery and Reinvestment Act of 2009, as well as the implementation of grid management initiatives by utilities and the desire by consumers for more efficient energy use.

The economic feasibility of renewable energy projects, and therefore, the attractiveness of investment in the projects, may depend on the availability of tax incentive programs or the ability of the project developer to take advantage of such incentives, and there is no assurance that the government will extend existing tax incentives or create new incentive or funding programs in the future. Although we see developments of renewable energy projects, primarily utility-scale solar facilities, which could create increased demand for our engineering, procurement and construction services, we believe there is some uncertainty with these projects advancing towards award and construction.

The need to ensure available specialized labor resources for projects also drives strategic relationships with customers. In addition, several industry and market trends are prompting customers in the electric power industry to seek outsourcing partners. These trends include an aging utility workforce and labor availability issues, increasing pressure to reduce cost and improve reliability, and increasing duration and complexity of customer capital programs. As the economy and financial markets continue to recover, customer demand for labor resources will continue to increase, possibly outpacing the supply of industry resources. As a result, we believe the number of opportunities for strategic partnerships is growing.

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

A number of large mainline pipe projects are proposed from the Canadian oil sands and U.S. shale areas to refineries and other demand centers. Many of these projects are still developing, though several mainline projects have been awarded to us and various pipeline construction contractors. While there is risk that some of these projects will not occur or could be delayed, we are encouraged by these proposed mainline pipe development plans and the progression of some mainline projects being awarded to contractors, which could create an improved and favorable mainline pipe market in the remainder of 2014 and into 2015 for us and the industry in North America. We also believe there are significant mainline pipe opportunities in Australia driven by the production of coal seam gas for LNG export. A number of LNG export facilities are under construction and proposed for development in Australia, Canada and the U.S., and pipelines and related infrastructure will be required to serve these facilities.

Our customers continue to invest in infrastructure needed to support the development of unconventional shales, particularly liquid rich formations. We continue to increase our presence in areas where unconventional shale formations are located, to continue to position us to successfully pursue projects associated with midstream gathering infrastructure development. Demand for pipeline services to support shale gathering infrastructure continues to be active, and we believe it will remain so into the foreseeable future. We have also expanded our service offerings in this segment through several recent acquisitions, including the acquisition of a pipeline construction and related services company in Canada that expands our Canadian services capabilities and the acquisition of a mainline construction company in Australia, which has different market drivers and seasonality as compared to North America. In addition, recent acquisitions of companies that provide pipeline logistics services to the natural gas and oil industry in the United States and specialty services to the offshore oil and gas industry further enhance the segment’s service offerings, customer base and end markets.

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

Fiber Optic Licensing and Other Segment

Our Fiber Optic Licensing and Other segment is experiencing growth primarily through network expansion, with a focus on markets where secure high-speed networks are important, such as markets where enterprise, telecommunications carriers, educational, financial services and healthcare institutions are prevalent. We continue to see opportunities for growth both in the markets we currently serve and new markets. The education market, which comprises a significant portion of this segment’s revenue, had been negatively impacted by challenging economic conditions and budgetary constraints. These constraints eased through the end of 2012, and we currently see spending patterns providing renewed opportunities for growth. However, expanding the markets we serve continues to create competitive pressure which may impact this segment’s prospects for future growth.

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

We believe that our overall size and breadth of service offerings provide competitive advantages that allow us to leverage opportunities driven by the development and production of resources from North American unconventional shale developments, the Canadian oil sands and coal seam gas and unconventional shale formations in Australia. Development activity in liquid-rich shale areas in North America is strong, increasing the need for gathering system infrastructure, and we are seeing encouraging indications that increases in mainline pipe project activity in 2013 and the first nine months of 2014 could continue for the remainder of 2014 and into 2015. We also believe that our strategy to pursue midstream gathering system opportunities in liquid-rich unconventional shales in the U.S., as well as the anticipated increase in demand for our pipeline integrity, rehabilitation and replacement services from pipeline integrity initiatives, and other services in adjacent markets that we have gained through recent acquisitions, will create attractive growth potential for us and also further diversify the services provided by our Oil and Gas Infrastructure Services segment.

Our electric distribution and gas distribution services were both significantly affected by the uncertain economic conditions that existed during the prior recession. Demand for our electric distribution services has increased over the past several years as the economy has stabilized and spending on maintenance to improve reliability has returned. We are optimistic that continued implementation of electric distribution reliability programs and the potential for improvement in the housing market will facilitate moderate growth in demand for our electric distribution services. Gas distribution spending has been driven primarily by improving economic conditions and the lower cost of natural gas.

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

Capital expenditures for 2014 are expected to be between $320 million to $330 million, of which approximately $50 million to $60 million of these expenditures are targeted for fiber optic network expansion, with the majority of the remaining expenditures for operating equipment. We expect 2014 capital expenditures to be funded substantially through internal cash flows, cash on hand and borrowings under our credit facility.

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

Uncertainty of Forward-Looking Statements and Information

This Quarterly Report on Form 10-Q includes “forward-looking statements” reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected revenues, earnings per share, margins, capital expenditures, and other projections of operating or financial results;

•	Expectations regarding our business outlook, growth or opportunities in particular markets;

•	The expected value of contracts or intended contracts with customers;

•	The scope, services, term and results of any projects awarded or expected to be awarded for services to be provided by us;

•	The impact of renewable energy initiatives, including mandated state renewable portfolio standards, the economic stimulus package and other existing or potential energy legislation;

•	Potential opportunities that may be indicated by bidding activity or similar discussions with customers;

•	The potential benefits from acquisitions;

•	The expected outcome of pending or threatened litigation;

•	The business plans or financial condition of our customers;

•	Our plans and strategies; and

•	The current economic and regulatory conditions and trends in the industries we serve.

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

•	Our ability to attract skilled labor and retain key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to these contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Adverse impacts from weather;

•	Our ability to generate internal growth;

•	Competition in our business, including our ability to effectively compete for new projects and market share;

•	Potential failure of renewable energy initiatives, the economic stimulus package or other existing or potential legislative actions to result in increased demand for our services;

•	Liabilities associated with multi-employer pension plans, including underfunding of liabilities and termination or withdrawal liabilities;

•	The possibility of further increases in the liability associated with our withdrawal from a multi-employer pension plan;

•	Liabilities for claims that are self-insured or not insured;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims asserted against us;

•	The outcome of pending or threatened litigation;

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

•	The adverse impact of impairments of goodwill, receivables and other intangible assets or investments;

•	Our growth outpacing our decentralized management and infrastructure;

•	Requirements relating to governmental regulation and changes thereto;

•	Inability to enforce our intellectual property rights or the obsolescence of such rights;

•	Risks related to the implementation of an information technology solution;

•	The impact of our unionized workforce on our operations, including labor stoppages or interruptions due to strikes or lockouts;

•	Potential liabilities relating to occupational health and safety matters;

•	Our dependence on suppliers, subcontractors and equipment manufacturers;

•	Risks associated with our fiber optic licensing business, including regulatory and tax changes and the potential inability to realize a return on our capital investments;

•	Beliefs and assumptions about the collectability of receivables;

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

•

The other risks and uncertainties as are described elsewhere herein and under Risk Factors in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 and as may be detailed from time to time in our other public filings with the SEC.

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

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and currency exchange rates in “Quantitative and Qualitative Disclosures About Market Risk,” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2013. Our primary exposure to market risk relates to unfavorable changes in concentration of credit risk, interest rates and currency exchange rates.

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

Interest Rates. As of September 30, 2014, we had no derivative financial instruments to manage interest rate risk. As such, we are exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of September 30, 2014, the fair value of our variable rate debt of $76.9 million approximated book value. Our weighted average interest rates for the three months and nine months ended September 30, 2014 were 2.75% and 2.71%. The effect on our pretax earnings of a hypothetical 50 basis point increase or decrease in variable interest rates would be negligible.

Foreign Currency Risk. We conduct operations primarily in the U.S., Canada and Australia, and our financial performance is subject to fluctuation due to changes in foreign currency exchange rates relative to the U.S. dollar. We are subject to foreign currency risk with respect to sales, purchases and borrowings that are denominated in a currency other than the respective functional currencies of our operating units. To minimize the risk from changes in foreign currency exchange rates, we may enter into foreign currency derivative contracts to hedge our currency risk on a cash flow basis. There were no outstanding foreign currency derivative contracts at September 30, 2014.

Item 4.	Controls and Procedures.

Attached as exhibits to this Quarterly Report are certifications of Quanta’s Chief Executive Officer and Chief Financial Officer that are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Annual Report). An investment in our common stock or other equity securities involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described herein and in our 2013 Annual Report. The matters specifically identified are not the only risks and uncertainties we face, and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of an investment in our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 10, 2014 and August 5, 2014, we completed acquisitions in which a portion of the consideration consisted of the unregistered issuance of shares of our common stock. For additional information about the businesses acquired, see Acquisitions in Note 1 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report. The aggregate consideration paid for these acquisitions consisted of approximately $88.2 million in cash, 226,990 shares of our common stock and 821,519 exchangeable shares of a Canadian subsidiary of Quanta exchangeable on a one-for-one basis for our common stock.

Such shares of common stock were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the shares were issued to the owners of the businesses acquired in privately negotiated transactions not involving any public offering or solicitation.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the three months ended September 30, 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(2)
July 1-31, 2014	182	$35.09	—
August 1-31, 2014	2,479	$36.16	—
September 1-30, 2014	—	$—	—

Total	2,661		—	$454,979,123

(1)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock and RSU awards.
(2)

On December 6, 2013, we issued a press release announcing that our board of directors approved a stock repurchase program authorizing us to purchase, from time to time through December 31, 2016, up to $500.0 million of our outstanding common stock. These repurchases can be made in open market transactions, in privately negotiated transactions, including block purchases or otherwise, at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program, which became effective December 6, 2013, does not obligate us to acquire any specific amount of common stock and will continue until completed or otherwise modified or terminated by our board of directors at any time at its sole discretion and without notice. As of September 30, 2014, we had repurchased an aggregate $45.0 million in Quanta common stock under this program.

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

10.1*	Employment Agreement, dated and effective as of September 19, 2014, by and between Quanta Services, Inc. and Steven J. Kemps

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	XBRL Instance Document
INS*

101	XBRL Taxonomy Extension Schema Document
SCH*

101	XBRL Taxonomy Extension Calculation Linkbase Document
CAL*

101	XBRL Taxonomy Extension Label Linkbase Document
LAB*

101	XBRL Taxonomy Extension Presentation Linkbase Document
PRE*

101	XBRL Taxonomy Extension Definition Linkbase Document
DEF*

*	Filed or furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN
Derrick A. Jensen Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: November 5, 2014

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

10.1*	Employment Agreement, dated and effective as of September 19, 2014, by and between Quanta Services, Inc. and Steven J. Kemps

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	XBRL Instance Document
INS*

101	XBRL Taxonomy Extension Schema Document
SCH*

101	XBRL Taxonomy Extension Calculation Linkbase Document
CAL*

101	XBRL Taxonomy Extension Label Linkbase Document
LAB*

101	XBRL Taxonomy Extension Presentation Linkbase Document
PRE*

101	XBRL Taxonomy Extension Definition Linkbase Document
DEF*

*	Filed or furnished herewith