Form 10-K
period 2014-12-31
QUANTA SERVICES INC
filed 2015-03-02
CIK 1050915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13831

Quanta Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-2851603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Title of Each Class

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock reported by the New York Stock Exchange on such date, was approximately $7.3 billion.

As of February 23, 2015, the number of outstanding shares of Common Stock of the Registrant was 204,133,234. As of the same date, 3,500,000 exchangeable shares of a Canadian subsidiary of the Registrant associated with one share of Series F Preferred Stock of the Registrant were outstanding, 899,858 exchangeable shares of a Canadian subsidiary of the Registrant associated with one share of Series G Preferred Stock of the Registrant were outstanding and an additional 2,926,113 exchangeable shares of certain other Canadian subsidiaries of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

QUANTA SERVICES, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2014

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

We report our results under three reportable segments: (1) Electric Power Infrastructure Services, (2) Oil and Gas Infrastructure Services and (3) Fiber Optic Licensing and Other. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the year ended December 31, 2014 were approximately $7.85 billion, of which 67% was attributable to the Electric Power Infrastructure Services segment, 31% to the Oil and Gas Infrastructure Services segment and 2% to the Fiber Optic Licensing and Other segment.

We have established a presence throughout the United States, Canada and Australia with a workforce of approximately 24,600 employees as of December 31, 2014, which enables us to quickly, reliably and cost-effectively serve a diversified customer base. We believe our reputation for responsiveness and performance, geographic reach, comprehensive service offering, safety leadership and financial strength have resulted in strong relationships with numerous customers, which include many of the leading companies in the industries we serve. Our ability to deploy services to customers throughout the United States, Canada and Australia as a result of our broad geographic presence and significant scope and scale of services is particularly important to our customers who operate networks that span multiple states or regions. We believe these same factors also position us to continue to take advantage of other international opportunities.

Representative customers include:

• Ameren Corporation	• Georgia Power

• American Electric Power Company, Inc.	• Google Inc.

• American Transmission Co.	• ITC Holdings Corp.

• Anchorage Municipal Light & Power	• Kinder Morgan, Inc.

• ATCO Electric LTD	• Labrador Transmission Corporation

• Australia Pacific LNG	• MidAmerican Energy Company

• BC Hydro	• National Grid plc

• Bird Construction	• Northeast Utilities System

• Burns & McDonnell	• PG&E Corporation

• Cenovus Energy Inc.	• Piedmont Natural Gas Company, Inc.

• CenterPoint Energy, Inc.	• PPL EnergyPlus

• Central Maine Power Company	• Puget Sound Energy

• Con Edison Development, Inc.	• Rice Energy

• ConocoPhillips	• SaskPower

• Dominion Resources, Inc.	• SNC Lavalin

• Duke Energy Corporation	• Southern California Edison Co.

• Enbridge, Inc.	• Suncor Energy Inc.

• Enterprise Products Partners L.P.	• TransCanada Corporation

• Exelon Corporation	• United States Department of Defense

• ExxonMobil Corporation	• Williams Companies Inc.

• First Energy	• Xcel Energy Inc.

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

We and our customers continue to operate in an uncertain business environment, and although there has been gradual improvement in the economy, our customers continue to face heightened regulatory and environmental requirements as they implement projects to enhance and expand their infrastructure. These economic and regulatory factors have negatively affected the timing of demand for our services in the past and may create uncertainty with regard to anticipated customer spending in future periods. We cannot definitively predict the timing or magnitude of the effect that industry trends may have on our business, particularly in the near-term. However, in recent periods we have experienced an increase in project awards and demand for our services, and many projects that had been negatively impacted by regulatory delays have overcome those challenges and commenced construction.

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

The significant improvement in access to natural gas resources from unconventional shale formations in the United States and Canada, driven by technological advancements, has dramatically increased the near- and long-term supply of natural gas in North America. This increase in supply has also resulted in low natural gas prices for the past several years and the anticipation that natural gas prices will remain at lower levels going forward. As a result, it is anticipated that the amount of electricity generated by natural gas powered plants will increase and the majority of new fossil fuel generation facilities built in North America for the foreseeable future will be fueled by natural gas. Further, the Environmental Protection Agency (EPA) has implemented certain emissions regulations that are resulting in the development of natural gas generation facilities to replace coal generation plants that are being retired in order to comply with the new regulations. These dynamics are anticipated to result in the need for new transmission and substation infrastructure to be built in North America to interconnect new natural gas fired generation facilities. It is also anticipated that modifications to and reengineering of existing transmission and substation infrastructure will be required when existing coal generation facilities are retired or shut down.

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

We believe there are growth opportunities in this segment, primarily in the installation and maintenance of natural gas, natural gas byproducts and oil mainline pipelines and related services for gathering systems and pipeline integrity. In particular, we believe the existing pipeline and gathering system infrastructure in North America is insufficient to support the increasing development of new sources of natural gas, oil and other liquids, from the unconventional shale formations and Canadian oil sands. We anticipate it will take a number of years to build this infrastructure and believe this need will increase demand for our services over time.

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

The abundance, low price and long-term supply of North American natural gas is also resulting in efforts to develop liquefied natural gas (LNG) export facilities in the United States and Canada, which could provide pipeline and related facilities development opportunities for us. Natural gas prices in various international markets are significantly higher than North American natural gas prices, making the economics of exporting North American natural gas to international markets attractive. Although a number of LNG export facilities are in various stages of planning, permitting and development in the United States and Canada, and it is unlikely that all of them will be developed, we believe our comprehensive service offerings and broad geographic presence will enable us to competitively pursue these opportunities as they develop.

We also believe there are significant mainline pipeline opportunities in Australia driven by the production of coal seam gas for LNG export. A number of LNG export facilities are under construction and proposed for development, and pipelines and related infrastructure will be required to serve these facilities. In addition, unconventional shale formations in Australia are in the early stages of exploration and development and will require construction of significant gathering, mainline pipe and related infrastructure. Through an acquisition in Australia in 2013, we further expanded our presence in this region and competitively positioned ourselves to meet Australia’s increasing infrastructure needs.

Additional pipeline infrastructure is also needed for the transportation of crude oil and other liquids from unconventional shale formations in the United States and Canada. Heavy crude oil from the Canadian oil sands is being developed and requires pipelines to be built to take the product to refineries, many of which are in the coastal region along the Gulf of Mexico, and to the east and west coasts of Canada for export to foreign markets. Canadian oil sands and shale formations in certain parts of the United States and Canada contain significant reserves, and the economics of producing these reserves depend on the price of oil. Oil prices have declined significantly over the past several months. The recent decline in oil prices has created uncertainty with respect to the demand for our oil and gas infrastructure services in the near term, and it is also uncertain if, or for how long, oil prices will remain at lower levels. Over time, we expect that, as the current oversupply of global oil corrects and global demand for oil increases, oil prices could recover from current levels. We believe that, at a minimum, medium and long term production of oil from North American unconventional shale formations and the Canadian oil sands will continue, which will create demand for our infrastructure services over time.

We believe there are meaningful long-term opportunities for us to penetrate the offshore and inland water energy markets in providing various infrastructure design, installation and maintenance services primarily to the Gulf of Mexico region but also in select international markets. The offshore service opportunities we see are very similar to what we perform onshore in this segment, and several of our existing onshore customers who also have offshore assets have expressed interest in our ability to provide offshore services. Demand for offshore energy infrastructure services is similar to that on land, including the need for engineering, construction and maintenance services for new and existing offshore exploration and production platforms. In addition, the majority of the thousands of miles of marine based pipelines and related production facilities are approaching or are beyond the end of their useful lives. We see this as an opportunity to leverage our onshore pipeline integrity services and technology to the offshore market’s aging infrastructure. Further, we believe new regulations and the more stringent enforcement of existing regulations administered by the Bureau of Safety and Environmental Enforcement may create opportunities for offshore energy infrastructure construction, repair and replacement services.

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

Fiber Optic Licensing and Other Segment

The Fiber Optic Licensing and Other segment designs, procures, constructs, maintains and owns fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to our customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic network, with the network owned and maintained by us. We are also expanding our service offerings to provide lit services, with Quanta providing network management services to customers as well as owning the electronic equipment necessary to make the fiber optic network operational. We believe market opportunities exist for lit services that will enable us to leverage capacities of our dark fiber networks, as well as providing other attractive growth opportunities. The Fiber Optic Licensing and Other segment provides services to communication carriers, as well as education, financial services, healthcare and other business enterprises with high bandwidth telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions. The Fiber Optic Licensing and Other segment also provides various telecommunication infrastructure services on a limited and ancillary basis, primarily to our customers in the electric power industry.

The growth opportunities in our Fiber Optic Licensing and Other segment include the continued investment in our dark fiber networks to serve customers within existing markets and to expand into new geographic regions, as well as the expansion into lit services. We see opportunities for lit services for customers in multiple institutional sectors, including communications carriers as well as education, financial services, healthcare and other business enterprises. These growth opportunities exist in both the markets we currently serve, by expanding our existing network to add new customers, and expansion into new markets through the build-out of new networks. This expected growth will require significant capital expenditures to support our network expansion efforts.

Financial Information about Geographic Areas

We operate primarily in the United States; however, we derived $1.89 billion, $1.31 billion and $861.5 million of our revenues from foreign operations during the years ended December 31, 2014, 2013 and 2012, respectively. Of our foreign revenues, approximately 82%, 86% and 96% were earned in Canada during the years ended December 31, 2014, 2013 and 2012, respectively. In addition, we held property and equipment in the amount of $372.9 million and $196.8 million in foreign countries, primarily Canada, as of December 31, 2014 and 2013.

Our business, financial condition and results of operations in foreign countries may be adversely impacted by monetary and fiscal policies, currency fluctuations, regulatory requirements and other political, social and economic developments or instability. Refer to Item 1A. Risk Factors for additional information.

Customers, Strategic Alliances and Preferred Provider Relationships

Our customers include electric power and oil and gas companies, as well as commercial, industrial and governmental entities. We have a large and diverse customer base, including many of the leading companies in the industries we serve. Our 10 largest customers accounted for approximately 32% of our consolidated revenues during the year ended December 31, 2014. Our largest customer accounted for approximately 6% of our consolidated revenues for the year ended December 31, 2014.

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

We are a preferred vendor for many of our customers. As a preferred vendor, we have met minimum standards for a specific category of service, maintained a high level of performance and agreed to certain payment terms and negotiated rates. We strive to maintain preferred vendor status as we believe it provides us an advantage in the award of future work for the applicable customer.

We believe that our strategic relationships with customers in the electric power and oil and gas industries will continue to result in future opportunities. Many of these relationships take the form of strategic alliance or long-term maintenance agreements. Strategic alliance agreements generally state an intention to work together over a period of time and/or on specific types of projects, and many provide us with preferential bidding procedures. Strategic alliances and long-term maintenance agreements are typically agreements for an initial term of approximately two to four years and may include renewal options to extend the initial term.

Backlog

Backlog is not a term recognized under United States generally accepted accounting principles (US GAAP); however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by other companies.

Our backlog represents the amount of consolidated revenue that we expect to realize from future work under construction contracts, long-term maintenance contracts, master service agreements (MSAs) and licensing agreements. These estimates include revenues from the remaining portion of firm orders not yet completed and on which work has not yet begun, as well as revenues from change orders, renewal options, and funded and unfunded portions of government contracts to the extent that they are reasonably expected to occur. For purposes of calculating backlog, we include 100% of estimated revenues attributable to consolidated joint ventures and variable interest entities (VIEs). The following table presents our total backlog by reportable segment as of December 31, 2014 and 2013, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of December 31, 2014		Backlog as of December 31, 2013
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services	$3,339,214	$6,628,019	$3,346,721	$5,964,061
Oil and Gas Infrastructure Services	1,824,610	2,520,635	1,515,612	2,218,503
Fiber Optic Licensing and Other	152,929	613,826	137,883	545,503

Total	$5,316,753	$9,762,480	$5,000,216	$8,728,067

Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues, regulatory requirements and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and while we did not experience any material cancellations during the current periods, most of our contracts may be terminated, typically upon 30 to 90 days notice, even if we are not in default under the contract. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends inherent in current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. In addition, many of our MSAs, as well as contracts for fiber optic licensing, are subject to renewal options. As of December 31, 2014 and 2013, MSAs accounted for approximately 38% and 31% of our estimated 12 month backlog and approximately 45% and 44% of total backlog. There can be no assurance as to our customers’ actual requirements or that our estimates are accurate.

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

Employees

As of December 31, 2014, we had approximately 24,600 employees, consisting of approximately 3,900 salaried employees, including executive officers, professional and administrative staff, project managers and engineers, job superintendents and clerical personnel, and approximately 20,700 hourly employees, the number of which fluctuates depending upon the number and size of the projects we undertake at any particular time. Approximately 52% of our hourly employees at December 31, 2014 were covered by collective bargaining agreements, primarily with the International Brotherhood of Electrical Workers (IBEW), the Canadian Union Skilled Workers (CUSW), Australia Workers’ Union and the four pipeline construction trade unions administered by the Pipe Line Contractors Association (PLCA), which are the Laborers International Union of North America, International Brotherhood of Teamsters (Teamsters), United Association of Plumbers and Pipefitters and the International Union of Operating Engineers. These collective bargaining agreements require the payment of specified wages to our union employees, the observance of certain workplace rules and the payment of certain amounts to multi-employer pension plans and employee benefit trusts rather than us sponsoring or administering the benefit programs provided on behalf of our employees. These collective bargaining agreements have varying terms and expiration dates. The majority of the collective bargaining agreements contain provisions that prohibit work stoppages or strikes, even during specified negotiation periods relating to agreement renewals, and provide for binding arbitration dispute resolution in the event of prolonged disagreement.

We provide health, welfare and benefit plans for employees who are not covered by collective bargaining agreements. We also have a 401(k) plan pursuant to which eligible employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. We make matching cash contributions of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law.

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

Materials

Our customers typically supply most or all of the materials required for each job. However, for some of our contracts, we may procure all or part of the materials required. As we continue to expand our comprehensive engineering, procurement and construction offerings, particularly associated with utility scale solar projects, the cost of materials may become a proportionately larger component of our consolidated cost of services. We purchase such materials from a variety of sources and do not anticipate experiencing any significant difficulties in procuring such materials.

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

The potential physical impacts of climate change on our operations are highly uncertain. Climate change may result in, among other things, changes in rainfall patterns, storm patterns and intensities and temperature levels. As discussed elsewhere in this Annual Report on Form 10-K, including in Item 1A. Risk Factors, our operating results are significantly influenced by weather. Therefore, significant changes in historical weather patterns could significantly impact our future operating results. For example, if climate change results in drier weather and more accommodating temperatures over a greater period of time in a given period, we may be able to increase our productivity, which could have a positive impact on our revenues and gross margins. In addition, if climate change results in an increase in severe weather, such as hurricanes and ice storms, we could experience a greater amount of higher margin emergency restoration service work, which generally has a positive impact on our gross margins. Conversely, if climate change results in a greater amount of rainfall, snow, ice or other less accommodating weather conditions in a given period, we could experience reduced productivity, which could negatively impact our revenues and gross margins.

Risk Management and Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Under these programs, the deductibles were $10.0 million per occurrence for general liability and auto liability, $5.0 million per occurrence for workers’ compensation, and $1.0 million per occurrence for employer’s liability for the policy years 2014-2015 and 2013-2014. For the 2012-2013 policy year, the deductibles were $5.0 million per occurrence for general liability, auto liability and workers’ compensation and $1.0 million per occurrence for employer’s liability. We are generally self-insured for all claims that do not exceed the amount of the applicable deductible. In connection with our casualty insurance programs, we are required to issue letters of credit to secure our self-insured obligations. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

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

We renew our insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel our coverage or determine to exclude certain items from coverage, or we may elect not to obtain certain types or incremental levels of insurance if we believe that the cost to obtain such coverage exceeds the additional benefits obtained. In any such event, our overall risk exposure would increase, which could negatively affect our financial condition, results of operations and cash flows.

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

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines or delays in new projects in various geographic regions, including the United States, Canada and Australia. Project schedules, particularly in connection with larger, longer-term projects, can also create fluctuations in the services provided, which may adversely affect us in a given period. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular period, regional, national and global economic and market conditions, timing of acquisitions, the timing and magnitude of acquisition and integration costs associated with acquisitions, dispositions, fluctuations in our equity in earnings (losses) of unconsolidated affiliates, impairments of goodwill, intangible assets, long-lived assets or investments and interest rate fluctuations are examples of items that may also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period. You should read Outlook and Understanding Margins included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

Website Access and Other Information

Our website address is www.quantaservices.com. Interested parties may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports through our website under the heading Investors & Media/SEC Filings or through the website of the Securities and Exchange Commission (the SEC) at www.sec.gov. These reports are available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our Corporate Governance Guidelines, Code of Ethics and Business Conduct and the charters of each of our Audit Committee, Compensation Committee, Governance and Nominating Committee and Investment Committee are posted on our website under the heading Investors & Media/Corporate Governance. We intend to disclose on our website any amendments or waivers to our Code of Ethics and Business Conduct that are required to be disclosed pursuant to Item 5.05 of Form 8-K. Free copies of these items may be obtained from our website. We will make available to any stockholder, without charge, copies of our Annual Report on Form 10-K as filed with the SEC. For copies of this or any other Quanta publication, stockholders may submit a request in writing to Quanta Services, Inc., Attn: Corporate Secretary, 2800 Post Oak Blvd., Suite 2600, Houston, TX 77056, or by phone at 713-629-7600. This Annual Report on Form 10-K and our website contain information provided by other sources that we believe are reliable. We cannot provide assurance that the information obtained from other sources is accurate or complete. No information on our website is incorporated by reference herein.

ITEM 1A.	Risk Factors

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. The matters described below are not the only risks and uncertainties facing our company. Additional risks and uncertainties not known to us or not described below also may impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations and cash flows could be negatively affected and we may not be able to achieve our goals or expectations. This Annual Report on Form 10-K also includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the section entitled Uncertainty of Forward-Looking Statements and Information included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our operating results may vary significantly from quarter to quarter.

Our business can be highly cyclical and subject to seasonal and other variations that can result in significant differences in operating results from quarter to quarter. For example, we typically experience lower gross and operating margins during winter months due to lower demand for our services and more difficult operating conditions in the Northern hemisphere. Additionally, our quarterly results may be materially and/or adversely affected by:

•	permitting, regulatory or customer-caused delays on projects;

•	adverse weather conditions;

•	variations in the margins of projects performed during any particular quarter;

•	fluctuations in regional, national or global economic and market conditions and demand for our services;

•	the budgetary spending patterns of customers and federal, state and local governments;

•	disruptions in our customers’ strategic plans which could occur as a result of emerging technologies;

•	increases in construction and design costs;

•	the timing and volume of work we perform;

•	the magnitude of work performed under change orders and the timing of their recognition;

•	disputes with customers relating to payment terms under our contracts and change orders, and our ability to successfully negotiate and obtain payment or reimbursement under our contracts and change orders;

•	the outcome or resolution of pending or threatened litigation, claims or other legal proceedings;

•	liabilities associated with pension plans in which our employees participate or withdrawals therefrom;

•	changes in accounting pronouncements that require us to account for items differently than historical pronouncements have;

•	losses experienced in our operations not otherwise covered by insurance;

•	a change in the mix of our customers, contracts and business;

•	payment risk associated with the financial condition of our customers;

•	the termination or expiration of existing agreements;

•	pricing pressures resulting from competition;

•	changes in bonding and lien requirements applicable to existing and new agreements;

•	implementation of various information systems, which could temporarily disrupt day-to-day operations;

•	the recognition of tax benefits related to uncertain tax positions;

•	the timing and magnitude of costs we incur to support growth internally or through acquisitions or otherwise;

•	the timing and integration of acquisitions and the magnitude of the related acquisition and integration costs;

•	the timing and significance of potential impairments of long-lived assets, equity or other investments, goodwill or other intangible assets; and

•	significant fluctuations in foreign currency exchange rates.

Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

Negative economic and market conditions may adversely impact our customers’ future spending as well as payment for our services and, as a result, our operations and growth.

The economic recovery from the recession in 2008 and 2009 has been gradual and measured, and there is continuing uncertainty in the marketplace. Stagnant or declining economic conditions have adversely impacted the demand for our services in the past and resulted in the delay, reduction or cancellation of certain projects and may adversely affect us in the future. In addition, economic and market conditions specifically affecting any of the industries we serve could adversely affect our results of operations. A number of factors, including financing conditions and potential bankruptcies in the industries we serve or a prolonged economic downturn or recession, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for past services. Consolidation, competition, capital constraints or negative economic conditions in the electric power and oil and gas industries may also result in reduced spending by, or the loss of, one or more of our customers.

Our Oil and Gas Infrastructure Services segment is exposed to risks associated with the oil and gas industry. These risks, which are not subject to our control, include the volatility of natural gas and oil prices, the lack of demand for natural gas and oil, including from power generation from natural gas, and a slowdown in the development or discovery of natural gas and/or oil reserves. Specifically, lower natural gas and oil prices could result in decreased spending by our customers in our Oil and Gas Infrastructure Services segment. The significant increase in the North American supply of natural gas due to ongoing development of unconventional shale formations has resulted in low natural gas prices for the past several years. Additionally, there have been significant decreases in oil prices since mid-2014. If the development or discovery of natural gas and/or oil reserves slowed or stopped as a result of low natural gas and oil prices or otherwise, customers could reduce capital spending on mainline pipe, gas gathering and compressor systems and other related infrastructure, resulting in less demand for our services. If the profitability of our business under the Oil and Gas Infrastructure Services segment were to decline, our overall financial position, results of operations and cash flows could also be adversely affected. Conversely, although higher natural gas and oil prices generally result in increased infrastructure spending by these customers, sustained high energy prices could be an impediment to economic growth and could result in reduced infrastructure spending by such customers. Higher prices could also decrease spending on natural gas fired electricity generation facilities and related infrastructure, an important component of our electric power infrastructure services business. Additionally, higher prices would likely reduce demand for power generation from natural gas, which could result in decreased demand for the expansion of North America’s natural gas pipeline infrastructure, and consequently result in less capital spending by these customers and less demand for our services.

Further, many of our customers finance their projects through the incurrence of debt or the issuance of equity. A reduction in cash flow or the lack of availability of debt or equity financing may result in a reduction in our customers’ spending for our services and may also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels.

Regulatory and environmental requirements affecting any of the industries we serve may lead to less demand for our services.

Because the vast majority of our revenue is derived from a few industries, regulatory and environmental requirements affecting any of those industries would adversely affect our results of operations. Customers in the industries we serve face heightened regulatory and environmental requirements and stringent permitting processes as they implement plans for their projects, which can result in delays, reductions and cancellations of some of their projects. These regulatory factors have resulted in decreased demand for our services in the past, and they may continue to do so in the future, potentially impacting our operations and our ability to grow at historical levels.

Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions or delays in revenues or the payment of liquidated damages.

Many projects involve challenging engineering, procurement and construction phases that may occur over extended time periods, sometimes over several years. We may encounter difficulties as a result of delays in designs, engineering information or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from our customers’ failure to timely obtain permits or rights of way or meet other regulatory requirements, weather-related delays and other factors, some of which are beyond our control, that can impact our ability to complete the project in accordance with the original delivery schedule. A failure by us to properly manage and invest in our equipment fleet could also negatively impact project performance and our results of operations. In addition, we occasionally contract with third-party suppliers and subcontractors to assist us with the completion of contracts. Any delay or failure by suppliers or by subcontractors in the completion of their portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local opposition, which may include injunctive actions as well as public protests, to the siting of electric power, natural gas or oil transmission lines, solar or wind projects, or other facilities. Delays and additional costs may be substantial and, in some cases, we may be required to compensate the customer for such delays. We may not be able to recover all of such costs. In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of our schedules or performance requirements could also result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. In extreme cases, the above-mentioned factors could cause project cancellations, and we may not be able to replace such projects with similar projects or at all. Such delays or cancellations may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts.

Our customers may change or delay various elements of a project after its commencement, or the design, engineering information, equipment or materials that are to be provided by the customer or other parties may be deficient or delivered later than required by the project schedule, resulting in additional direct or indirect costs. Under these circumstances, we generally negotiate with the customer with respect to the amount of additional time required and the compensation to be paid to us. We are subject to the risk that we may be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to the above-mentioned delays and additional costs, including as a result of customer-requested change orders or failure by the customer to timely meet its obligations. Litigation or arbitration with respect to payment terms under contracts and change orders may be lengthy and costly and may adversely affect our relationship with our customers, and it is often difficult to predict when and for how much the claims will be resolved. A failure to obtain adequate compensation for these matters could require us to record a reduction to amounts of revenue and gross profit recognized in prior periods under the percentage-of-completion accounting method. Any such adjustments could be substantial. We may also be required to invest significant working capital to fund cost overruns while the resolution of claims is pending, which could adversely affect liquidity and financial results in any given period.

Our business is labor intensive, and we may be unable to attract and retain qualified employees.

Our ability to maintain our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. For instance, we may experience shortages of qualified journeyman linemen, who are integral to the provision of transmission and distribution services under our Electric Power Infrastructure Services segment. The commencement of new, large-scale infrastructure projects or increased demand for infrastructure improvements, as well as the aging electric utility workforce, may also further reduce the pool of skilled workers available to us. In addition, in our Oil and Gas Infrastructure Services segment, there is limited availability of experienced supervisors and foremen that can oversee large mainline pipe projects. A shortage in the supply of these skilled personnel creates competitive hiring markets and may result in increased labor expenses. Additionally, if we are unable to hire employees with requisite skills, we may also be forced to incur significant training expenses. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues or profitability.

Our use of fixed price contracts could adversely affect our business and results of operations.

We currently generate a portion of our revenues under fixed price contracts. We also expect to generate a greater portion of our revenues under this type of contract in the future as larger projects, such as electric power and pipeline transmission build-outs and utility-scale solar facilities, become a more significant aspect of our business. We assume risks related to revenue and cost on fixed-priced contracts. Actual revenues and project costs can vary, sometimes substantially, from our original projections due to changes in a variety of factors including:

•	unforeseen circumstances not included in our cost estimates or covered by our contract for which we cannot obtain adequate compensation;

•	changes in the cost of equipment, commodities, materials or labor;

•	unanticipated costs or claims due to customer-caused delays, errors in specifications or designs, project modifications, or contract termination and our inability to obtain reimbursement for such costs or recover on such claims;

•	weather conditions;

•	failure to perform by our project owners, suppliers or subcontractors;

•	difficulties in obtaining required permits or approvals;

•	quality issues requiring rework;

•	changes in laws and regulations; and

•	general economic conditions.

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

As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and in the notes to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, a significant portion of our revenues are recognized using the percentage-of-completion method of accounting, utilizing the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on these contracts. This accounting method is generally accepted for fixed price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined to be probable and reasonably estimable, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Further, a substantial portion of our contracts contain various cost and performance incentives. Penalties are recorded when known or finalized, which generally occurs during the latter stages of the contract. In addition, we record cost recovery claims when we believe recovery is probable and the amounts can be reasonably estimated. Actual collection of claims could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant.

Our failure to adequately recover on claims brought by us against customers related to payment terms and costs could materially and adversely affect our financial position, results of operations and cash flows.

We have in the past brought and may in the future bring claims against our customer related to, among other things, the payment terms of our contracts and change orders relating to our contracts. These types of claims occur due to, among other things, matters such as customer-caused delays or changes from the initial project scope, both of which may result in additional cost. These claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover, among other things, cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a negative impact on our financial condition, results of operations and cash flows.

Our operating results can be negatively affected by weather conditions.

We perform substantially all of our services outdoors. As a result, adverse weather conditions, such as rainfall or snow, may affect our productivity or may temporarily prevent us from performing services. The effect of weather delays on projects that are under fixed price arrangements may be greater if we are unable to adjust the project schedule for such delays. A reduction in our productivity in any given period or our inability to meet guaranteed schedules may adversely affect the profitability of our projects, and as a result, our results of operations.

We may be unsuccessful at generating internal growth.

Our ability to generate internal growth will be affected by, among other factors, our ability to:

•	expand the range of services we offer to customers to address their evolving infrastructure needs;

•	attract new customers;

•	increase the number of projects performed for existing customers;

•	hire and retain qualified employees;

•	expand geographically, including internationally; and

•	address the challenges presented by stringent regulatory, environmental and permitting requirements and difficult economic or market conditions that may affect us or our customers.

In addition, our customers may cancel, delay or reduce the number or size of projects available to us for a variety of reasons, including capital constraints or inability to meet regulatory requirements. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies for achieving internal growth will be successful.

Our business is highly competitive.

The specialty contracting business is served by numerous small, owner-operated private companies, some public companies and several large regional companies. In addition, relatively few barriers prevent entry into some areas of our business. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. A substantial portion of our revenues is directly or indirectly dependent on winning new contracts. The timing of when project awards will be made is unpredictable and often involves complex and lengthy negotiations and bidding processes. These processes can be impacted by a wide variety of factors, including price, governmental approvals, financing contingencies, commodity prices, environmental conditions and overall market and economic conditions. We are currently experiencing the impacts of competitive pricing in certain of the markets we serve, such as the electric power market with respect to smaller scale transmission projects and distribution services. In addition, our bids may not be successful because of a client’s perception of our ability to perform the work or a client’s perception of technology advantages held by our competitors as well as other factors. Certain of our competitors may have lower overhead cost structures. Therefore, they may be able to provide their services at lower rates than we are able to provide. In addition, some of our competitors have significant resources, including financial, technical and marketing resources. We cannot be certain that our competitors do not have or will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the specialty contracting business or maintain our customer base at current levels. We also face competition from the in-house service organizations of our existing or prospective customers. Electric power and oil and gas service providers usually employ personnel who perform some of the same types of services we provide, and we cannot be certain that our existing or prospective customers will continue to outsource services in the future.

Changes in government spending and legislative actions and initiatives relating to renewable energy and electric power may adversely affect demand for our services.

Demand for our services may not result from renewable energy initiatives. While many states currently have mandates in place that require specified percentages of power to be generated from renewable sources, states could reduce those mandates or make them optional, which could reduce, delay or eliminate renewable energy development in the affected states. Additionally, renewable energy is generally more expensive to produce than traditional energy sources and may require additional power generation sources as backup. The locations of renewable energy projects are often remote and are not viable unless new or expanded transmission infrastructure to transport the power to demand centers is economically feasible. Furthermore, funding for renewable energy initiatives may not be available, which has been further constrained as a result of tight credit markets. These factors have resulted in fewer renewable energy projects than anticipated and a delay in the construction of these projects and the related infrastructure, which has adversely affected the demand for our services. These factors could continue to result in delays or reductions in projects, which could further negatively impact our business.

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

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims, but such insurance is subject to deductibles and limits and may be canceled or may not cover all of our losses. The deductibles under our insurance programs for the policy year 2014-2015 are $10.0 million per occurrence for general liability and auto liability insurance programs, $5.0 million per occurrence for workers’ compensation, and $1.0 million per occurrence for employer’s liability. We are generally self-insured for all claims that do not exceed the amount of the applicable deductible. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year. Our insurance policies include various coverage requirements, including the requirement to give appropriate notice. If we fail to comply with these requirements, our coverage could be denied.

Losses under all of these insurance programs are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. If we were to experience insurance claims or costs significantly above our estimates, our results of operations, financial condition and cash flows could be materially and adversely affected in a given period.

During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.

We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings during the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, environmental liabilities, pension plan withdrawal liabilities, punitive damages, and civil penalties or other losses or injunctive or declaratory relief. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts with them, and, in some instances, we may be allocated risk through our contract terms for actions by our customers or other third parties. Because our services in certain instances may be integral to the operation and performance of our customers’ infrastructure, we have been and may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause of such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage, personal injury or system failure. Insurance coverage may not be available or may be insufficient for these lawsuits, claims or legal proceedings. The outcome of any of these lawsuits, claims or legal proceedings could result in significant costs and diversion of management’s attention to the business. Payments of significant amounts, even if reserved, could adversely affect our reputation, liquidity and results of operations. For details on our existing litigation and claims, refer to Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Unavailability or cancellation of third party insurance coverage would increase our overall risk exposure as well as disrupt our operations.

We maintain insurance coverage from third party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. There can be no assurance that our insurance coverage will be sufficient or effective under all circumstances or against all claims and liabilities which we may be subject. Additionally, we renew our insurance policies on an annual basis; therefore, deductibles and levels of insurance coverage may change in future periods. There can be no assurance that any of our existing insurance coverage will be renewed upon the expiration of the coverage period or that future coverage will be affordable at the required limits. In addition, our third party insurers could fail, suddenly cancel our coverage or otherwise be unable to provide us with adequate insurance coverage. If any of these events occur, our overall risk exposure would increase and our operations could be disrupted. For example, we have significant operations in California and other U.S. states which have an increased risk of wildfires. Should our insurers determine to exclude coverage for wildfires in the future, we could be exposed to significant liabilities and potentially a disruption of our California operations. If our risk exposure increases as a result of adverse changes in our insurance coverage, we could be subject to increased claims and liabilities that could negatively affect our financial condition, results of operations and cash flows.

Many of our contracts may be canceled on short notice or may not be renewed upon completion or expiration, and we may be unsuccessful in replacing our contracts in such events, which may adversely affect our financial condition, results of operations and cash flows.

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

Under our contracts with customers, we typically provide a warranty for the services we provide, guaranteeing the work performed against defects in workmanship and material. The majority of our contracts have a warranty period of 12 months. As much of the work we perform is inspected by our customers for any defects in construction prior to acceptance of the project, the warranty claims that we have historically received have been minimal. Additionally, materials used in construction are often provided by the customer or are warranted against defects by the supplier. However, certain projects, such as utility-scale solar facilities, may have longer warranty periods and include facility performance warranties that may be broader than the warranties we generally provide. In these circumstances, if warranty claims occurred, it could require us to re-perform the services or to repair or replace the warranted item, at a cost to us, and could also result in other damages if we are not able to adequately satisfy our warranty obligations. In addition, we may be required under contractual arrangements with our customers to warrant any defects or failures in materials we provide that we purchase from third parties. While we generally require the materials suppliers to provide us warranties that are consistent with those we provide to the customers, if any of these suppliers default on their warranty obligations to us, we may incur costs to repair or replace the defective materials for which we are not reimbursed. Costs incurred as a result of warranty claims could adversely affect our financial condition, results of operations and cash flows.

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

Backlog is not a term recognized under US GAAP; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by other companies. For a discussion of how we calculate backlog for our business, please see Backlog in Item 1. Business.

Furthermore, backlog is difficult to determine with certainty. Customers often have no obligation under our contracts to assign or release work to us, and many contracts may be terminated on short notice. Reductions in backlog due to cancellation or reduction in scope of one or more contracts or projects by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts included in backlog. In the event of a project cancellation or reduction in scope, we may be reimbursed for certain costs but would not have a contractual right to the total revenues reflected in our backlog. The backlog we obtain in connection with any companies we acquire may not be as large as we believed or may not result in the revenue or profits we expected. In addition, projects that are delayed may remain in backlog for extended periods of time. All of these uncertainties are heightened by negative economic conditions and their impact on our customers’ spending, as well as the effects of regulatory requirements and weather conditions. Consequently, we cannot assure that our estimates of backlog are accurate or that we will be able to realize our estimated backlog.

Our financial results are based upon estimates and assumptions that may differ from actual results.

In preparing our consolidated financial statements in conformity with US GAAP, several estimates and assumptions are used by management in determining the reported amounts of assets, liabilities, revenues and expenses recognized during the periods presented and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine, and we must exercise significant judgment. Estimates are used primarily in our assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, equity and other investments, loan receivables, purchase price allocations, liabilities for self-insured and other claims and guarantees, multi-employer pension plan withdrawal liabilities, revenue recognition for construction contracts inclusive of contractual change orders and claims, revenue recognition for fiber optic licensing contracts, share-based compensation, operating results of reportable segments, provision (benefit) for income taxes and the calculation of uncertain tax positions. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

As a part of our business strategy, we have acquired, and may seek to acquire in the future, companies that complement or enhance our business. The success of this strategy will depend on our ability to realize the anticipated benefits from the acquired businesses, such as the expansion of our existing operations, elimination of redundant costs and capitalizing on cross-selling opportunities. To realize these benefits, however, we must successfully integrate the operations of the acquired businesses with our existing operations. We cannot be sure that we will be able to successfully integrate acquired companies with our existing operations without substantial costs, delays, disruptions or other operational or financial problems. Additionally, if we do not implement proper overall business controls, our decentralized operating strategy could result in inconsistent operating and financial practices at the companies we acquire. Issues related to the integration process may result in adverse impact to our revenues, earnings and cash flows. Integrating our acquired companies involves a number of special risks that could have a negative impact on our business, financial condition, results of operations and cash flows, including:

•	failure of acquired companies to achieve the results we expect;

•	diversion of our management’s attention from operational and other matters;

•	difficulties integrating the operations and personnel of acquired companies;

•	additional financial reporting and accounting challenges associated with integrating acquired companies;

•	inability to retain key personnel of acquired companies;

•	risks associated with unanticipated events or liabilities;

•	loss of business due to customer overlap or change from local or private ownership;

•	risks and liabilities arising from the prior operations of acquired companies, such as performance, operational, safety, workforce or tax issues, some of which we may not have discovered during our due diligence and may not be covered by indemnification obligations; and

•	potential disruptions of our business.

Our results of operations could be adversely affected as a result of impairments of goodwill, other intangible assets or our investments.

When we acquire a business, we record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. Goodwill and other intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while intangible assets that have finite useful lives are amortized over their useful lives. The accounting literature provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies for a detailed discussion. Management is required to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. If there is a decrease in market capitalization below book value in the future, this may be considered an impairment indicator.

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

Our fiber optic licensing business requires substantial amounts of capital investment to build out new fiber networks. In 2015, our proposed capital expenditures for our fiber optic licensing business are approximately $50 million to $60 million, $16.8 million of which is related to committed licensing arrangements as of December 31, 2014. Although we generally do not commit capital to new networks until we have a committed license arrangement in place with at least one customer, we may not be able to recoup our initial investment in the network, and we may not realize a return on the capital investment for an extended period of time. Furthermore, the amount of capital that we invest in our fiber optic network may exceed planned expenditures as a result of various factors, including difficulty in obtaining permits or rights of way or unexpected increases in costs due to labor, materials or project productivity, which would result in a decrease in the returns on our capital investments if licensing fees for the network were committed and could not be renegotiated. New or developing technologies or significant competition in any of our markets could also negatively impact our fiber optic licensing business. Any of these events could adversely affect our results of operations or result in an impairment of our fiber optic network.

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

We extend credit to customers for purchases of our services and may enter into longer-term deferred payment arrangements or provide other financing or investment arrangements with certain of our customers, which subjects us to potential credit or investment risk that could, if realized, adversely affect our financial condition, results of operations and cash flows.

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

We depend on the continued efforts of our executive officers and senior management, including the management at each of our operating units. Although we typically enter into employment agreements with terms of one to three years with our executive officers and certain other key employees, we cannot be certain that any individual will continue in such capacity for any particular period of time or that key employees of our future acquisition targets will be willing to enter into such agreements. The loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business. We do not carry key-person life insurance on any of our employees.

We may be required to contribute cash to meet our underfunded obligations in certain multi-employer pension plans.

Our collective bargaining agreements generally require us to participate with other companies in multi-employer pension plans. To the extent those plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities under those plans if we withdraw from them or they are terminated or experience a mass withdrawal. For example, in the fourth quarter of 2011, we recognized a $32.6 million liability when certain of our subsidiaries withdrew from the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan). The amount of this liability was estimated based on information received from the Central States Plan in 2011. In March 2014, the Central States Plan provided revised estimates indicating that the withdrawal liability based on certain withdrawal scenarios from 2011 through 2014 could range between $40.1 million and $55.4 million, and we recorded an adjustment to costs of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within such range. The actual amount assessed by the plan for the withdrawal and the amount that we ultimately pay for the withdrawal liability may be materially different than the amount currently recorded. Additionally, on October 9, 2013, we acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of our acquisition. The Central States Plan issued a notice and demand to the acquired company for a withdrawal liability and the acquired company, and now Quanta, has taken steps to challenge the amount of the assessment. For additional information on these matters, please see Collective Bargaining Agreements in Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

In addition, the Pension Protection Act of 2006 added special funding and operational rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. A number of multi-employer plans to which we contribute or may contribute in the future are in “endangered,” “seriously endangered” or “critical” status. The amount of additional funds we may be obligated to contribute to these plans in the future cannot be estimated, as such amounts will likely be based on future work that requires the specific use of union employees covered by these plans, and the amount of that future work and the number of employees that may be affected cannot reasonably be estimated. Our performance of a significant amount of future services in areas that require us to utilize unionized employees covered by these affected plans, or a deterioration in the funding status of any of the plans to which our operating units contribute, could require significant additional contributions, which could detrimentally affect our financial condition, results of operations or cash flows if we are not able to adequately mitigate these costs.

Our unionized workforce and related obligations could adversely affect our operations.

As of December 31, 2014, approximately 52% of our hourly employees were covered by collective bargaining agreements. Although the majority of the collective bargaining agreements prohibit strikes and work stoppages, certain of our unionized employees participated in a strike and work stoppage during January 2012, and we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages can adversely impact our relationships with our customers and could cause us to lose business and decrease our revenue.

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

Approximately 48% of our hourly employees are not unionized. Under the current U.S. presidential administration, certain administrative and regulatory actions have been taken and are being considered that could create more flexibility and opportunity for labor unions to organize non-union workers and could result in a greater percentage of our workforce being subject to collective bargaining agreements, heightening the risks described above. In addition, certain of our customers require or prefer a non-union workforce, and they may reduce the amount of work assigned to us if our non-union labor crews were to become unionized, which could negatively affect our business, financial condition, results of operations or cash flows.

We may incur liabilities or suffer negative financial or reputational impacts relating to occupational health and safety matters.

Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk and there can be no assurance that we will avoid significant liability exposure. Although we have taken what we believe are appropriate precautions, we have suffered fatalities in the past and may suffer additional fatalities in the future. Serious accidents, including fatalities, may subject us to substantial penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if our safety record were to substantially deteriorate over time or we were to suffer substantial penalties or criminal prosecution for violation of health and safety regulations, our customers could cancel our contracts and elect to procure future services from other providers. Unsafe work sites also have the potential to increase employee turnover, increase the cost of a project to our clients, and raise our operating costs. Any of the foregoing could result in financial loss, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects.

Although international operations are presently conducted primarily in Canada and Australia, we have performed work in various other foreign countries and expect that the number of countries in which we operate could expand significantly over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts or volatility in the global markets, may adversely affect our customers, their demand for our services and their ability to pay for our services. In addition, our international operations include business and transactions for which we are paid in local currency. Payments to us in currencies other than the U.S. dollar may exceed our local currency needs, leading to the accumulation of excess local currency, which, in certain instances, may be subject to either temporary blocking, costly taxes or tariffs, or other difficulties converting to U.S. dollars. There are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, currency fluctuations in foreign countries, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws. These risks could restrict our ability to provide services to international customers, operate our international business profitably, or fund our strategic objectives, and our overall business, liquidity and results of operations could be negatively impacted by our foreign activities.

We could be adversely affected by our failure to comply with the laws applicable to our foreign activities, including the U.S. Foreign Corrupt Practices Act and other similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience government corruption, and in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with all applicable anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. Although we have policies and procedures designed to ensure that we, our employees, our agents and others who work with us in foreign countries comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. On March 10, 2014, the SEC notified us of an inquiry into certain aspects of our activities in certain foreign jurisdictions and requested that we take necessary steps to preserve and retain categories of relevant documents, including those pertaining to our FCPA compliance program. The SEC has not alleged any violations of law by Quanta or our employees. If we are found to be liable for FCPA violations (either due to our own acts or inadvertence, or due to the acts or inadvertence of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, financial condition, results of operations, or cash flows. In addition, detecting, investigating and resolving actual or alleged FCPA violations is expensive and could consume significant time and attention of our senior management.

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

IT solution failures, network disruptions and breaches of data security could disrupt our operations by causing, among other things, delays in the processing of transactions or the reporting of financial results or the unintentional disclosure of customer, employee or company information that could damage our reputation. While management has taken steps to address these concerns by implementing network security and internal control measures, there can be no assurance that a system failure or data security breach (particularly in light of our ongoing implementation of the IT solution) will not have a material adverse effect on our financial condition, results of operations or cash flows.

Our dependence on suppliers, subcontractors and equipment manufacturers could expose us to the risk of loss in our operations.

On certain projects, we rely on suppliers to obtain the necessary materials and subcontractors to perform portions of our services. We also rely on equipment manufacturers to provide us with the equipment required to conduct our operations. Although we are not dependent on any single supplier, subcontractor or equipment manufacturer, any substantial limitation on the availability of required suppliers, subcontractors or equipment manufacturers could negatively impact our operations. The risk of a lack of available suppliers, subcontractors or equipment manufacturers may be heightened as a result of market and economic conditions. To the extent we cannot engage subcontractors or acquire equipment or materials, we could experience losses in the performance of our operations. Additionally, successful completion of our contracts may depend on whether our subcontractors successfully fulfill their contractual obligations. If our subcontractors fail to perform their contractual obligations as a result of financial or other difficulties, or if our subcontractors fail to meet the expected completion dates or quality standards, we may be required to incur additional costs or provide additional services in order to make up such shortfall.

We may not have access in the future to sufficient funding to finance desired growth and operations.

If we cannot secure future funds or financing on acceptable terms, we may be unable to support our growth strategy or future operations. We cannot readily predict the ability of certain customers to pay for past services, and unfavorable economic conditions, such as those experienced over recent years, may negatively impact the ability of our customers to pay amounts owed to us. We may also use cash for acquisitions, as well as for investments, both of which are elements of our growth strategy, but we cannot readily predict the timing, size and success of our acquisition or investment efforts. Using cash for acquisitions and investments limits our financial flexibility and may increase our need to seek additional capital through future debt or equity financings. Our credit agreement contains significant restrictions on our operational and financial flexibility, including our ability to incur additional debt or conduct certain types of preferred equity financings, and if we seek more debt, we may have to agree to additional covenants that limit our operational and financial flexibility. If we seek additional debt or equity financings, we cannot be certain that additional debt or equity will be available to us on terms acceptable to us or at all. Furthermore, availability under our credit facility is based upon existing commitments from several banks. Banks are restrictive in their lending practices, and some may be unable or unwilling to fund their commitments, which may limit our access to the capital needed to fund our growth and operations. In addition, we rely on financing companies to fund the leasing of certain of our trucks and trailers, support vehicles and specialty construction equipment. Credit market conditions may cause certain of these financing companies to restrict or withhold access to capital for us to fund the leasing of additional equipment. Although we are not dependent on any single equipment lessor, a widespread lack of available capital to fund the leasing of equipment could negatively impact our future operations. Additionally, the market price of our common stock may change significantly in response to various factors and events beyond our control, which will impact our ability to use equity to obtain funds. A variety of events may cause the market price of our common stock to fluctuate significantly, including overall market conditions or volatility, a shortfall in our operating results from those anticipated, negative results or other unfavorable information relating to our market peers or the other risks described in this Annual Report on Form 10-K.

Fluctuating foreign currency exchange rates may have a greater impact on our financial results as we expand into international markets.

For the year ended December 31, 2014, we derived $1.89 billion, or 24.0%, of our consolidated revenues from foreign operations, the substantial majority of which was earned in Canada and Australia. We intend to expand the volume of services that we provide internationally. As a result, our reported financial condition and results of operations may be further exposed to the effects that fluctuating exchange rates have on the process of translating the financial statements of our international operations, which are usually denominated in local currencies, into the U.S. dollar.

Our business growth could outpace the capability of our decentralized management infrastructure.

We cannot be certain that our management infrastructure will be adequate to support our operations as they expand. For example, the ability to internally communicate, coordinate and execute business strategies, plans and tactics may be negatively impacted by our increasing size and complexity. A decentralized structure places significant control and decision-making powers in the hands of local management. This contributes to the risk that we may be slower or less able to identify or react to problems affecting key business matters than we would in a more centralized environment. The lack of timely access to information may impact the quality of decision making by management. Our decentralized organization creates the possibility that our operating subsidiaries assume excessive risk without appropriate guidance from our centralized legal, accounting, tax, treasury and insurance functions as to the potential overall impact. Future growth could also impose significant additional responsibilities on members of our senior management, including the need to recruit and integrate new senior level managers and executives. We cannot be certain that we will be able to recruit and retain such additional managers and executives. To the extent that we are unable to manage our growth effectively, or are unable to attract and retain additional qualified management, we may not be able to expand our operations or execute our business plan.

We may be unable to compete for or work on certain projects if we are not able to obtain surety bonds, letters of credit or bank guarantees.

A portion of our business depends on our ability to provide surety bonds, letters of credit, bank guarantees or other financial assurances. Current or future market conditions, including losses incurred in the construction industry or as a result of large corporate bankruptcies, as well as changes in our sureties’ assessment of our operating and financial risk, could cause our surety providers and lenders to decline to issue or renew, or substantially reduce the amount of, bid or performance bonds for our work and could increase our costs associated with collateral. These actions could be taken on short notice. If our surety providers or lenders were to limit or eliminate our access to bonding, letters of credit or guarantees, our alternatives would include seeking capacity from other sureties and lenders, finding more business that does not require bonds or allows for other forms of collateral for project performance, such as cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all, which could affect our ability to bid for or work on future projects requiring financial assurances.

We have also granted security interests in various of our assets to collateralize our obligations to our sureties and lenders. Furthermore, under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds. If we were to experience an interruption or reduction in the availability of bonding capacity as a result of these or any other reasons, we may be unable to compete for or work on certain projects that would require bonding.

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

The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on our internal controls over financial reporting and for our independent registered public accounting firm to express an opinion over the operating effectiveness of our internal control over financial reporting. During 2014, we continued actions to ensure our ability to comply with these requirements. As of December 31, 2014, our internal control over financial reporting was effective; however, there can be no assurance that our internal control over financial reporting will be effective in future years. Failure to maintain effective internal controls or the identification of significant internal control deficiencies in acquisitions already made or made in the future could result in a decrease in the market value of our common stock and our other publicly traded securities, the reduced ability to obtain financing, the loss of customers, penalties and additional expenditures to meet the requirements.

Our sale or issuance of additional common shares or other equity-related securities could dilute each stockholder’s ownership interest or adversely affect the market price of our common stock.

We grow our business organically as well as through acquisitions. We often fund a portion of the consideration paid in connection with our acquisitions with the issuance of additional equity securities, including shares of our common stock and securities that are convertible into shares of our common stock.

We may issue additional equity securities in the future, including in connection with future acquisitions or other issuances of our common stock or convertible securities or otherwise. Our Restated Certificate of Incorporation provides that we may issue up to 600,000,000 shares of common stock, of which 210,819,790 shares were outstanding as of December 31, 2014. Any such issuances could have the effect of diluting our earnings per share as well as our existing stockholders’ individual ownership percentages and could lead to volatility in the market price of our common stock. We cannot predict the effect that future issuances of our common stock or other equity-related securities would have on the market price of our common stock.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the ACA) were signed into law in the United States. The ACA is intended to expand access to health insurance coverage to many uninsured individuals and expands coverage to those already insured. The changes and mandates on employers subject to the ACA’s “pay or play” requirements could cause us to incur additional group health insurance costs, although we do not expect any material short-term impact on our financial results as a result of the ACA. We continue to monitor developments under the ACA and assess the extent to which it could result in long-term material cost increases for us.

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

The following provisions of our certificate of incorporation and bylaws, as currently in effect, as well as Delaware law, could discourage potential proposals to acquire us, delay or prevent a change in control of us or limit the price that investors may be willing to pay in the future for shares of our common stock:

•	our certificate of incorporation permits our board of directors to issue “blank check” preferred stock and to adopt amendments to our bylaws;

•	our bylaws contain restrictions regarding the right of stockholders to nominate directors and to submit proposals to be considered at stockholder meetings;

•	our certificate of incorporation and bylaws restrict the right of stockholders to call a special meeting of stockholders and to act by written consent; and

•	we are subject to provisions of Delaware law which restrict us from engaging in any of a broad range of business transactions with an “interested stockholder” for a period of three years following the date such stockholder became classified as an interested stockholder.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Facilities

We lease our corporate headquarters in Houston, Texas and maintain other facilities throughout North America and in various foreign locations where we conduct business. Our facilities are used for offices, equipment yards, warehouses, storage and vehicle shops. As of December 31, 2014, we owned 47 of the facilities we occupy, many of which are encumbered by a security interest granted under our credit agreement, and we leased the remainder. We believe that our existing facilities are sufficient for our current needs.

Equipment

We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes, robotic arms, wire pullers, tensioners, marine vessels and helicopters. Our owned equipment and the leasehold interest in our leased equipment are encumbered by a security interest granted under our credit agreement. As of December 31, 2014, the total size of the rolling-stock fleet was approximately 28,123 units. Most of our fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We believe that our equipment is generally well maintained and adequate for our present operations.

ITEM 3.	Legal Proceedings

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Legal Proceedings and Collective Bargaining Agreements in Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, which are incorporated by reference in this Item 3, for additional information regarding litigation, claims and other legal proceedings.

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

	High	Low
Year Ended December 31, 2014
1st Quarter	$37.28	$29.85
2nd Quarter	37.42	32.50
3rd Quarter	37.49	32.86
4th Quarter	36.34	25.34

Year Ended December 31, 2013
1st Quarter	$29.94	$27.57
2nd Quarter	30.56	25.26
3rd Quarter	29.13	25.57
4th Quarter	31.60	26.72

On February 23, 2015, there were 791 holders of record of our common stock, 16 holders of record of exchangeable shares of Canadian subsidiaries of Quanta, one holder of record of our Series F preferred stock and one holder of record of our Series G preferred stock. There is no established trading market for the exchangeable shares or the Series F and Series G preferred stock; however, the exchangeable shares may be exchanged at the option of the holder for Quanta common stock on a one-for-one basis. See Note 11 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional discussion of our equity securities.

Unregistered Sales of Securities During the Fourth Quarter of 2014

On November 21, 2014, we completed the acquisition of an oil and gas infrastructure services business based in Alberta, Canada. The consideration paid or payable for this acquisition consisted of approximately $112.9 million in cash and the unregistered issuance of 2,104,594 exchangeable shares of a Canadian subsidiary of Quanta, which are exchangeable on a one-for-one basis for our common stock. For additional information about this acquisition, see 2014 Acquisitions in Note 5 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Such exchangeable shares were issued, and the common stock into which such shares are exchangeable will be issued, in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the shares were issued to the owner of the business acquired in a privately negotiated transaction not involving any public offering or solicitation.

Issuer Purchases of Equity Securities During the Fourth Quarter of 2014

The following table contains information about our purchases of equity securities during the three months ended December 31, 2014.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs (2)
October 1, 2014 — October 31, 2014	173	(1)	$31.38	—
November 1, 2014 — November 30, 2014	13,898	(1)	$33.51	—
December 1, 2014 — December 31, 2014	1,662,753	(2)	$29.14	1,662,753

Total	1,676,824			1,662,753	$406,518,349

(1)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock and RSU awards.
(2)	On December 6, 2013, we issued a press release announcing that our board of directors approved a stock repurchase program, authorizing us to purchase, from time to time through December 31, 2016, up to $500.0 million of our outstanding common stock. These repurchases can be made in open market transactions or in privately negotiated transactions, including block purchases or otherwise, at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program does not obligate us to acquire any specific amount of common stock and will continue until completed or otherwise modified or terminated by our board of directors at any time at its sole discretion and without notice. As of December 31, 2014, we had repurchased an aggregate $93.5 million in Quanta common stock under this program. In addition, as discussed in Liquidity and Capital Resources — Debt Instruments — Credit Facility in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our credit agreement includes limitations on the repurchase of common stock without consent of our lenders.

Dividends

We did not declare any cash dividends on our common stock during the years ended December 31, 2014 or 2013, or in any previous periods. We currently intend to retain our future earnings, if any, to finance the growth, development and expansion of our business. Accordingly, we currently do not intend to declare or pay any cash dividends on our common stock in the immediate future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors. These factors include our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, as discussed in Liquidity and Capital Resources — Debt Instruments — Credit Facility in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our credit agreement restricts the payment of cash dividends unless certain conditions are met.

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

The following graph compares, for the period from December 31, 2009 to December 31, 2014, the cumulative stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index (the S&P 500 Index) and two peer groups selected by our management that include public companies within our industries. The companies in each peer group were selected to represent a broad group of publicly held corporations with operations similar to ours. The current peer group (the 2014 Peer Group) includes AECOM Technology Corporation, Chicago Bridge & Iron Company N.V., EMCOR Group Inc., Fluor Corporation, Jacobs Engineering Group Inc., KBR, Inc., MasTec, Inc., MYR Group Inc., Primoris Services Corporation and Willbros Group, Inc. The peer group used in the prior year (the 2013 Peer Group) included Chicago Bridge & Iron Company N.V., EMCOR Group Inc., Fluor Corporation, Jacobs Engineering Group Inc., MasTec, Inc., MYR Group Inc., Pike Electric Corporation, URS Corp. and Willbros Group, Inc. The shift in the 2014 Peer Group was based on the fact that both Pike Electric Corporation and URS Corp. were acquired and ceased to be publicly traded companies during 2014 and our decision to include additional companies that are similar to us in market capitalization or lines of business or that serve similar end markets.

The graph below assumes an investment of $100 (with reinvestment of all dividends) in our common stock, the S&P 500 Index, the 2014 Peer Group and the 2013 Peer Group on December 31, 2009 and tracks their relative performance through December 31, 2014. However, the assumed investment in the 2013 Peer Group does not include an investment in either Pike Electric Corporation or URS Corp., as both ceased to be publicly traded companies during 2014. The returns of each company in the peer groups are weighted based on the market capitalization of each constituent company at the beginning of the measurement period. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Quanta Services, Inc., the S&P 500 Index, the 2014 Peer Group and the 2013 Peer Group

	12/09	12/10	12/11	12/12	12/13	12/14
Quanta Services, Inc.	$100.00	$95.59	$103.36	$130.95	$151.44	$136.23
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
2014 Peer Group	100.00	133.21	116.42	135.76	190.62	136.18
2013 Peer Group	100.00	133.96	116.65	138.72	202.36	143.74

ITEM 6.	Selected Financial Data

The following historical selected financial data has been derived from the financial statements of Quanta. See Note 5 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for information regarding certain acquisitions and the related impact on our results of operations as these acquisitions may affect the comparability of such results. Additionally, on December 3, 2012, we sold substantially all of our domestic telecommunications infrastructure services operations and related subsidiaries. We have presented the results of operations, financial position and cash flows of such telecommunications subsidiaries as discontinued operations for all applicable periods presented in this Annual Report on Form 10-K. The historical selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto included in Item 8. Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share information)
Consolidated Statements of Operations Data:
Revenues	$7,851,250	$6,522,842	$5,920,269	$4,193,764	$3,629,433
Cost of services (including depreciation)	6,617,730	5,467,389	4,982,562	3,632,048 (d)	3,039,912

Gross profit	1,233,520	1,055,453	937,707	561,716	589,521
Selling, general and administrative expenses	722,038 (a)	501,010	434,894	337,835	307,875
Amortization of intangible assets	35,907	27,515	37,691	29,039	37,655

Operating income	475,575	526,928	465,122	194,842	243,991
Interest expense	(4,765)	(2,668)	(3,746)	(1,803)	(4,902)
Interest income	3,741	3,380	1,471	1,066	1,417
Loss on early extinguishment of debt, net	—	—	—	—	(7,107	)(e)
Equity in earnings (losses) of unconsolidated affiliates, including gain on sale of investment	(332)	112,744 (c)	2,084	—	—
Other income (expense), net	(1,102)	(1,135)	(351)	(597)	559

Income from continuing operations before income taxes	473,117	639,249	464,580	193,508	233,958
Provision for income taxes (b)	157,408	217,940	158,859	63,096	88,884

Net income from continuing operations	315,709	421,309	305,721	130,412	145,074
Income (loss) from discontinued operations, net of taxes	(627)	—	16,935	14,004	10,483

Net income	315,082	421,309	322,656	144,416	155,557
Less: Net income attributable to non-controlling interests	18,368	19,388	16,027	11,901	2,381

Net income attributable to common stock	$296,714	$401,921	$306,629	$132,515	$153,176

Amounts attributable to common stock:
Net income from continuing operations	$297,341	$401,921	$289,694	$118,511	$142,693
Net income (loss) from discontinued operations	(627)	—	16,935	14,004	10,483

Net income attributable to common stock	$296,714	$401,921	$306,629	$132,515	$153,176

Basic earnings per share attributable to common stock from continuing operations	$1.35	$1.87	$1.36	$0.56	$0.68

Diluted earnings per share attributable to common stock from continuing operations	$1.35	$1.87	$1.36	$0.56	$0.67

(a)	In 2014, selling, general and administrative expenses included a $102.5 million charge to provision for long-term contract receivable associated with an electric power infrastructure services project completed in 2012. Additionally, we recorded $38.8 million of expense resulting from an arbitration decision associated with a contract dispute on a 2010 directional drilling project. For additional information, see Current and Long-Term Accounts Receivable and Allowances for Doubtful Accounts in Note 2 and Legal Proceedings — Sunrise Powerlink Arbitration and — National Gas Company of Trinidad and Tobago Arbitration in Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
(b)	The effective tax rates in 2014, 2013, 2012, 2011 and 2010 were impacted by the recording of $8.2 million, $10.0 million, $7.9 million, $8.4 million and $7.6 million of tax benefits in each respective year primarily due to decreases in reserves for uncertain tax positions resulting from the expiration of various federal and state statute of limitations periods.
(c)	In 2013, we recorded a pre-tax gain of approximately $112.7 million from the sale of all of our equity ownership interest in Howard Midstream Energy Partners, LLC (HEP).
(d)	In 2011, cost of services included a $32.6 million charge related to our partial withdrawal from an underfunded pension plan. For additional information, see Collective Bargaining Agreements in Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
(e)	In 2010, we recorded a $7.1 million loss on early extinguishment of debt as a result of the redemption of all of our outstanding 3.75% convertible subordinated notes due 2026 (3.75% Notes). This loss includes a non-cash loss of $3.5 million related to the difference between the net carrying value and the estimated fair value of the 3.75% Notes calculated as of the date of redemption, the payment of $2.3 million representing the 1.607% redemption premium above par value and a non-cash loss of $1.3 million from the write-off of the remaining unamortized deferred financing costs related to the 3.75% Notes.

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Working capital	$1,416,651	$1,270,851	$1,320,548	$984,078	$1,095,969
Goodwill	1,931,485	1,780,717	1,537,645	1,470,811	1,430,756
Total assets	6,312,024	5,793,245	5,140,757	4,699,114	4,341,212
Long-term debt, net of current maturities	72,489	1,053	—	—	—
Total stockholders’ equity	4,514,473	4,234,188	3,766,548	3,381,952	3,365,555

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in Item 8. Financial Statements and Supplementary Data. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in Uncertainty of Forward-Looking Statements and Information below and in Item 1A. Risk Factors.

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

We report our results under three reportable segments: (1) Electric Power Infrastructure Services, (2) Oil and Gas Infrastructure Services and (3) Fiber Optic Licensing and Other. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the year ended December 31, 2014 were approximately $7.85 billion, of which 67% was attributable to the Electric Power Infrastructure Services segment, 31% to the Oil and Gas Infrastructure Services segment and 2% to the Fiber Optic Licensing and Other segment.

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

The Fiber Optic Licensing and Other segment designs, procures, constructs, maintains and owns fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to our customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic network, with the network owned and maintained by us. We are also expanding our service offerings to provide lit services, with Quanta providing network management services to customers, as well as owning the electronic equipment necessary to make the fiber optic network operational. We believe market opportunities exist for lit services that will enable us to leverage capacities of our dark fiber networks, as well as providing other attractive growth opportunities. The Fiber Optic Licensing and Other segment provides services to communication carriers, as well as education, financial services, healthcare and other business enterprises with high bandwidth telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions. The Fiber Optic Licensing and Other segment also provides various telecommunication infrastructure services on a limited and ancillary basis, primarily to our customers in the electric power industry.

Recent Investments, Acquisitions and Divestitures

During 2014, we completed nine acquisitions, which enabled us to further enhance our electric power and oil and gas infrastructure service offerings in the United States and Canada and expand our capabilities in Australia to include electric power infrastructure service offerings. These acquisitions included four electric power infrastructure services companies located in Canada; two oil and gas infrastructure services businesses located in Canada; an electric power infrastructure services company located in Australia; a U.S. based general engineering and construction company specializing in hydrant fueling, waterfront and utility construction for the U.S. Department of Defense that is generally included in our Oil and Gas Infrastructure Services segment; and a geotechnical and geological engineering services company based in the United States that is generally included in our Electric Power Infrastructure Services segment. The aggregate consideration paid for these acquisitions consisted of approximately $284.3 million in cash, 686,382 shares of Quanta common stock and 3,825,971 exchangeable shares of Canadian subsidiaries of Quanta that are exchangeable on a one-for-one basis for Quanta common stock. The exchangeable shares provide holders with rights equivalent to Quanta common stockholders with respect to dividends and other economic rights. In addition, we issued one share of Series G preferred stock associated with 899,858 of the exchangeable shares, which generally votes on the same matters as Quanta common stock and is entitled to a number of votes equal to the number of such exchangeable shares outstanding at that time. Exchangeable shares not associated with preferred stock do not have voting rights. The aggregate value of the securities issued related to 2014 acquisitions on the respective closing or settlement dates of the acquisitions, totaled approximately $134.5 million. As these transactions were effective during 2014, the results of each acquired company have been included in our consolidated financial statements beginning on the respective dates of acquisition.

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

On December 6, 2013, we sold all of our equity ownership interest in Howard Midstream Energy Partners, LLC (HEP) for proceeds of approximately $220.9 million in cash, which resulted in a pre-tax gain of approximately $112.7 million.

During 2012, we acquired four businesses, which included one electric power infrastructure services company based in Canada, two electric power infrastructure services companies based in the United States and one oil and gas infrastructure services company based in the United States. These businesses have been reflected in our consolidated financial statements as of their respective acquisition dates. The aggregate consideration for these acquisitions consisted of approximately $57.5 million in cash, 1,927,113 shares of our common stock valued, as of the respective dates of acquisition, at approximately $37.3 million and the repayment of $11.0 million in debt. These acquisitions have enabled us to further expand our capabilities and scope of services internationally and in the United States. The financial results of these businesses are generally included in the corresponding segment.

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

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines or delays in new projects in various geographic regions, including the United States, Canada and Australia. Project schedules, particularly in connection with larger, longer-term projects, can also create fluctuations in the services provided, which may adversely affect us in a given period. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular period, regional, national and global economic and market conditions, timing of acquisitions, the timing and magnitude of acquisition and integration costs associated with acquisitions, dispositions, fluctuations in our equity in earnings (losses) of unconsolidated affiliates, impairments of goodwill, intangible assets, long-lived assets or investments and interest rate fluctuations are examples of items that may also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.

We and our customers continue to operate in an uncertain business environment, with heightened regulatory and environmental requirements, stringent permitting processes and only gradual recovery in the economy from recessionary levels. Oil prices have declined significantly over the past several months. The recent decline in oil prices has created uncertainty with respect to the demand for our oil and gas infrastructure services in the near term, and it is also uncertain if, or for how long, oil prices will remain at lower levels. Over time, we expect that, as the current oversupply of global oil corrects and global demand for oil increases, oil prices could recover from current levels. We believe that, at a minimum, medium and long term production of oil from North American unconventional shale formations and the Canadian oil sands will continue, which will create demand for our infrastructure services over time.

We are closely monitoring our customers and the effect that changes in economic and market conditions have had or may have on them. Certain of our customers have reduced or delayed spending in recent years, which we attribute primarily to regulatory and permitting hurdles and negative economic and market conditions, and we anticipate that these issues may continue to affect demand for some of our services in the near-term. As mentioned previously, there have been significant decreases in oil prices since mid-2014. If the development or discovery of natural gas and/or oil reserves slowed or stopped as a result of low natural gas or oil prices or otherwise, customers may reduce capital spending on mainline pipe, gas gathering and compressor systems and other related infrastructure, resulting in less demand for our services. We believe that most of our customers, many of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long-term. You should read Outlook and Understanding Margins for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

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

Insurance. As discussed in Liquidity and Capital Resources — Self-Insurance, we are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements. Margins could be impacted by fluctuations in insurance accruals as additional claims arise and as circumstances and conditions of existing claims change.

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

Results of Operations

As previously discussed, we have acquired certain businesses, the results of which have been included in the following results of operations beginning on their respective acquisition dates. Additionally, the results of operations of the telecommunications subsidiaries disposed of on December 3, 2012 have been reclassified from continuing operations to income from discontinued operations. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated (dollars in thousands).

Consolidated Results

	Year Ended December 31,
	2014		2013		2012
Revenues	$7,851,250	100.0%	$6,522,842	100.0%	$5,920,269	100.0%
Cost of services (including depreciation)	6,617,730	84.3	5,467,389	83.8	4,982,562	84.2

Gross profit	1,233,520	15.7	1,055,453	16.2	937,707	15.8
Selling, general and administrative expenses	722,038	9.2	501,010	7.7	434,894	7.3
Amortization of intangible assets	35,907	0.4	27,515	0.4	37,691	0.6

Operating income	475,575	6.1	526,928	8.1	465,122	7.9
Interest expense	(4,765)	(0.1)	(2,668)	—	(3,746)	(0.1)
Interest income	3,741	—	3,380	0.1	1,471	—
Equity in earnings (losses) of unconsolidated affiliates, including gain on sale of investment	(332)	—	112,744	1.7	2,084	—
Other income (expense), net	(1,102)	—	(1,135)	(0.1)	(351)	—

Income from continuing operations before income taxes	473,117	6.0	639,249	9.8	464,580	7.8
Provision for income taxes	157,408	2.0	217,940	3.3	158,859	2.6

Net income from continuing operations	315,709	4.0	421,309	6.5	305,721	5.2
Income (loss) from discontinued operations, net of taxes	(627)	—	—	—	16,935	0.3

Net income	315,082	4.0	421,309	6.5	322,656	5.5
Less: Net income attributable to non-controlling interests	18,368	0.2	19,388	0.3	16,027	0.3

Net income attributable to common stock	$296,714	3.8%	$401,921	6.2%	$306,629	5.2%

Amounts attributable to common stock:
Net income from continuing operations	$297,341	3.8%	$401,921	6.2%	$289,694	4.9%
Net income (loss) from discontinued operations	(627)	—	—	—	16,935	0.3

Net income attributable to common stock	$296,714	3.8%	$401,921	6.2%	$306,629	5.2%

2014 compared to 2013

Revenues. Revenues increased $1.33 billion, or 20.4%, to $7.85 billion for the year ended December 31, 2014. This increase was due in part to higher electric power infrastructure services revenues, which increased $758.0 million, or 16.9%, to $5.24 billion as a result of increased activity from electric power transmission, distribution and power generation projects in connection with of increased capital spending by our customers and approximately $225 million in revenues generated by acquired companies. Also contributing to the increase were additional revenues from oil and gas infrastructure services, which increased $574.9 million, or 30.8%, to $2.44 billion, primarily due to approximately $500 million in revenues generated by acquired companies and increased capital spending by our customers. These increases were partially offset by a decrease in revenues from fiber optic licensing and other, which decreased $4.5 million, or 2.6%, to $168.1 million.

Gross profit. Gross profit increased $178.1 million, or 16.9%, to $1.23 billion for the year ended December 31, 2014. This increase was primarily due to higher overall revenues earned during the current period. Gross profit as a percentage of revenues decreased to 15.7% for the year ended December 31, 2014 from 16.2% for the year ended December 31, 2013. This decrease in gross margin was primarily due to the negative impact of wet weather conditions, primarily in Canada and northern regions of the United States, as these areas experienced a late thaw from the winter season, as well as lower margins recognized on certain power generation projects ongoing during the year ended December 31, 2014 as compared to similar projects completed during the year ended December 31, 2013 and less favorable foreign currency exchange rates. These lower margins were partially offset by the contribution of mainline pipe revenues, which typically offer higher margin opportunities.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $221.0 million, or 44.1%, to $722.0 million for the year ended December 31, 2014. This increase was primarily attributable to an aggregate $102.5 million charge to provision for long-term contract receivable associated with an electric power infrastructure services project completed in 2012, which was the subject of a recently settled arbitration proceeding, and an aggregate $38.8 million expense associated with an adverse arbitration decision regarding a contract dispute with the National Gas Company of Trinidad and Tobago (NGC) on a 2010 directional drilling project, as well as $68.2 million in incremental general and administrative costs associated with acquired companies, $11.6 million in higher professional fees and $7.6 million in higher ancillary administration costs. These increases were partially offset by $13.4 million in lower compensation and incentive costs associated with current levels of profitability. Selling, general and administrative expenses as a percentage of revenues increased to 9.2% for the year ended December 31, 2014 from 7.7% for the year ended December 31, 2013, due primarily to the impact of the provision for long-term contract receivable and the expense associated with the NGC arbitration decision discussed above. The impact of these items was partially offset by better absorption of general and administrative expenses due to the higher revenues described above.

Amortization of intangible assets. Amortization of intangible assets increased $8.4 million to $35.9 million for the year ended December 31, 2014. This increase was primarily due to increased amortization of intangibles associated with companies acquired since the fourth quarter of 2013, partially offset by reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized.

Interest expense. Interest expense increased $2.1 million to $4.8 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to increased borrowing activity, fees associated with the increase in unused capacity of our expanded credit facility and higher amortization of deferred financing costs following the amendment and restatement of our credit agreement on October 30, 2013.

Interest income. Interest income was $3.7 million and $3.4 million for the years ended December 31, 2014 and 2013. The increase was primarily due to a higher volume of cash in foreign banks during the year ended December 31, 2014, which generally had a higher rate of return than balances in domestic banks, partially offset by lower foreign currency exchange rates in the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Equity in earnings (losses) of unconsolidated affiliates. Equity in earnings (losses) of unconsolidated affiliates was a loss of $0.3 million and income of $112.7 million for the years ended December 31, 2014 and December 31, 2013. During the fourth quarter of 2013, we sold all of our equity ownership interest in HEP for proceeds of approximately $220.9 million in cash which resulted in a pre-tax gain of approximately $112.7 million.

Provision for income taxes. The provision for income taxes was $157.4 million for the year ended December 31, 2014, with an effective tax rate of 33.3%. The provision for income taxes was $217.9 million for the year ended December 31, 2013, with an effective tax rate of 34.1%. The effective tax rates for 2014 and 2013 were impacted by the recording of net tax benefits in the amounts of $8.2 million in 2014 and $10.0 million in 2013 associated with decreases in reserves for uncertain tax positions resulting from the expiration of various federal and state statute of limitations periods. Excluding the tax benefits from decreases in reserves for uncertain tax positions, the effective tax rates would have been 35.0% and 35.7% for the years ended December 31, 2014 and 2013. The lower effective tax rate for the year ended December 31, 2014 was primarily due to a higher proportion of income before taxes earned from international jurisdictions, which are generally taxed at lower statutory rates.

Other comprehensive income (loss). Other comprehensive income (loss), net of taxes was a loss of $86.1 million in the year ended December 31, 2014 compared to a loss of $51.7 million in the year ended December 31, 2013, primarily due to unfavorable foreign currency translation adjustments related to the strengthening of the U.S. dollar against the Canadian and Australian dollars throughout 2014 and 2013.

2013 compared to 2012

Revenues. Revenues increased $602.6 million, or 10.2%, to $6.52 billion for the year ended December 31, 2013. This increase was primarily due to higher revenues from the Oil and Gas Infrastructure Services segment, which increased $334.9 million, or 21.8%, to $1.87 billion, primarily due to increased revenues from pipeline projects related to unconventional shale formations in certain regions of North America and $167.7 million in revenues generated from companies acquired in 2013. Additionally, revenues from electric power infrastructure services projects increased $274.1 million, or 6.5%, to $4.48 billion primarily as a result of increases in capital spending by our customers and $83.6 million in revenues generated from companies acquired in 2013. These increases were partially offset by a decrease of $139.7 million in electric power revenues from emergency restoration services during 2013 as compared to 2012. Emergency restoration services revenues were higher in 2012 primarily as a result of Hurricane Sandy, which impacted the northeastern United States in the fourth quarter of 2012.

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

Selling, general and administrative expenses. Selling, general and administrative expenses increased $66.1 million, or 15.2%, to $501.0 million for the year ended December 31, 2013. The increase was primarily attributable to approximately $42.7 million in higher salary and incentive compensation costs associated with increased levels of operating activity and profitability. Included in this increase in compensation costs was approximately $4.3 million of expense related to the accelerated vesting of equity-based awards associated with the retirement of the former Executive Chairman of our board of directors in the second quarter of 2013. Also contributing to the overall increase in selling, general and administrative expenses was approximately $21.3 million in incremental administrative expenses related to companies acquired in 2013 and $5.1 million in higher costs associated with our ongoing technology and business development initiatives. Selling, general and administrative expenses as a percentage of revenues increased from 7.3% for the year ended December 31, 2012 to 7.7% for the year ended December 31, 2013 due to the impact of higher salary and incentive compensation costs previously discussed coupled with the impact from lower levels of emergency restoration services revenues in 2013 as compared to 2012.

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

Equity in earnings (losses) of unconsolidated affiliates. Equity in earnings (losses) of unconsolidated affiliates was income of $112.7 million for the year ended December 31, 2013 as compared to income of $2.1 million for the year ended December 31, 2012. During the fourth quarter of 2013, we sold all of our equity ownership interest in HEP for proceeds of approximately $220.9 million in cash which resulted in a pre-tax gain of approximately $112.7 million.

Provision for income taxes. The provision for income taxes was $217.9 million for the year ended December 31, 2013, with an effective tax rate of 34.1%. The provision for income taxes was $158.9 million for the year ended December 31, 2012, with an effective tax rate of 34.2%. The effective tax rates for 2013 and 2012 were primarily impacted by the recording of net tax benefits in the amount of $10.0 million in 2013 and $7.9 million in 2012 associated with decreases in reserves for uncertain tax positions resulting from the expiration of various federal and state statute of limitation periods and settlement of certain tax audits. Excluding the tax benefits from decreases in reserves for uncertain tax positions, the effective tax rates would have been 35.7% and 35.9% for the years ended December 31, 2013 and 2012.

Other comprehensive income (loss). Other comprehensive income (loss), net of taxes was a loss of $51.7 million in the year ended December 31, 2013, compared to income of $13.7 million in the year ended December 31, 2012. The other comprehensive loss for the year ended December 31, 2013 was primarily due to the strengthening of the U.S. dollar against the Canadian and Australian dollars. The other comprehensive income for the year ended December 31, 2012 was primarily due to the weakening of the U.S. dollar against the Canadian dollar.

Segment Results

The following table sets forth segment revenues and segment operating income (loss) for the years indicated (dollars in thousands):

	Year Ended December 31,
	2014		2013		2012
Revenues:
Electric Power Infrastructure	$5,238,627	66.7%	$4,480,647	68.7%	$4,206,509	71.1%
Oil and Gas Infrastructure	2,444,558	31.1	1,869,615	28.7	1,534,713	25.9
Fiber Optic Licensing and Other	168,065	2.2	172,580	2.6	179,047	3.0

Consolidated revenues from external customers	$7,851,250	100.0%	$6,522,842	100.0%	$5,920,269	100.0%

Operating income (loss):
Electric Power Infrastructure	$458,332	8.7%	$521,855	11.6%	$520,834	12.4%
Oil and Gas Infrastructure	162,797	6.7	138,543	7.4	55,410	3.6
Fiber Optic Licensing and Other	54,386	32.4	55,415	32.1	61,299	34.2
Corporate and non-allocated costs	(199,940)	N/A	(188,885)	N/A	(172,421)	N/A

Consolidated operating income	$475,575	6.1%	$526,928	8.1%	$465,122	7.9%

2014 compared to 2013

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $758.0 million, or 16.9%, to $5.24 billion for the year ended December 31, 2014. Revenues were positively impacted by increased activity from electric power transmission, distribution and power generation projects primarily as a result of increased capital spending by our customers and approximately $225 million in revenues generated by acquired companies. Partially offsetting these increases was a negative impact on reported revenues from our international operations as a result of fluctuations in foreign currency exchange rates in 2014 as compared to 2013, primarily attributable to the strengthening of the U.S. dollar against the Canadian dollar.

Operating income decreased $63.5 million, or 12.2%, to $458.3 million for the year ended December 31, 2014. Operating income as a percentage of segment revenues decreased to 8.7% for the year ended December 31, 2014 from 11.6% for the year ended December 31, 2013. These decreases were primarily due to the impact of the $102.5 million provision for long-term contract receivable as well as the negative production impact of wet weather conditions, primarily in Canada and northern regions of the United States, as these areas experienced a late thaw from the winter season. Additionally, lower margins were recognized on certain power generation projects ongoing during the year ended December 31, 2014 as compared to projects completed during the year ended December 31, 2013. These decreases were partially offset by contributions from the overall impact of segment revenues described above, which improved this segment’s ability to cover fixed and overhead costs.

Oil and Gas Infrastructure Services Segment Results

Revenues for this segment increased $574.9 million, or 30.8%, to $2.44 billion for the year ended December 31, 2014. Revenues for the year ended December 31, 2014 were favorably impacted by approximately $500 million in revenues generated by acquired companies in the United States, Canada and Australia, the majority of which was transmission related, and increased capital spending by our customers, primarily related to distribution. Partially offsetting these increases was a negative impact on reported revenues from our international operations as a result of fluctuations in foreign currency exchange rates in 2014 as compared to 2013, primarily attributable to the strengthening of the U.S. dollar against the Canadian dollar and Australian dollar.

Operating income increased $24.3 million, or 17.5%, to $162.8 million for the year ended December 31, 2014. This increase was primarily due to the increase in segment revenues described above, including contributions from mainline pipe projects in the United States and Australia, which typically offer higher margin opportunities, and the favorable settlement of certain contract change orders during the period. Operating income as a percentage of segment revenues decreased to 6.7% for the year ended December 31, 2014 from 7.4% for the year ended December 31, 2013. This decrease was primarily due to an aggregate $38.8 million expense recorded in 2014 associated with an adverse arbitration decision regarding a contract dispute with NGC on a 2010 directional drilling project, as well as to the impact of an increase in the estimated withdrawal liability associated with the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan) based on certain withdrawal scenarios that increased the estimated range of possible liability.

Fiber Optic Licensing and Other Segment Results

Revenues for this segment decreased $4.5 million, or 2.6%, to $168.1 million for the year ended December 31, 2014. This decrease in revenues was due to lower levels of ancillary telecommunication services revenues during the year ended December 31, 2014 as compared to the year ended December 31, 2013 as certain larger projects completed in the year ended December 31, 2013 did not recur to the same extent in the year ended December 31, 2014.

Operating income decreased $1.0 million, or 1.9%, to $54.4 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decrease in operating income was primarily due to the decrease in segment revenues described above. Operating income as a percentage of segment revenues for the year ended December 31, 2014 increased to 32.4% as compared to 32.1% for the year ended December 31, 2013, primarily due to a $3.2 million charge recorded during 2013 associated with a revised assessment of state gross receipts tax requirements on fiber optic licensing revenues as a result of an industry related legal proceeding, partially offset by higher network maintenance costs during 2014.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the year ended December 31, 2014 increased $11.1 million to $199.9 million as compared to the year ended December 31, 2013. This increase was partially due to $8.4 million in higher amortization expense primarily due to the amortization of newly acquired intangible assets from 2014 and 2013 acquisitions, $8.0 million in higher consulting and other professional fees, $6.4 million in higher acquisition and integration costs and $2.1 million in higher ongoing technology and business development initiatives. These increases were partially offset by $15.6 million in lower compensation and incentive costs associated with current levels of profitability and due to the impact of approximately $4.3 million of non-cash stock-based compensation expense in the second quarter of 2013 related to the retirement of the former Executive Chairman of our board of directors.

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

Oil and Gas Infrastructure Services Segment Results

Revenues for this segment increased $334.9 million, or 21.8%, to $1.87 billion for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to an increase in revenues from pipeline projects related to unconventional shale formations in certain regions of North America. Revenues for the year ended December 31, 2013 were also favorably impacted by approximately $167.7 million in revenues from companies acquired in 2013.

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

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the year ended December 31, 2013 increased $16.5 million to $188.9 million. Contributing to this increase was approximately $24.8 million in higher salary and incentive compensation costs associated with increased levels of operating activity and profitability. Included in this increase in compensation costs was approximately $4.3 million of expense related to the accelerated vesting of equity-based awards associated with the retirement of the former Executive Chairman of our board of directors in the second quarter of 2013. Also contributing to the increase was approximately $4.6 million in higher acquisition and integration costs and $2.7 million in costs associated with our ongoing technology and business development initiatives. Partially offsetting these increases was a $10.2 million decrease in amortization expense as previously acquired intangible assets became fully amortized, partially offset by amortization expense related to 2013 acquisitions.

Liquidity and Capital Resources

Cash Requirements

Our cash and cash equivalents totaled $190.5 million and $488.8 million as of December 31, 2014 and 2013. As of December 31, 2014 and 2013, cash and cash equivalents held in domestic bank accounts were approximately $127.2 million and $236.7 million, and cash and cash equivalents held in foreign bank accounts were approximately $63.3 million and $252.1 million, held primarily in Canada and Australia. As of December 31, 2014 and 2013, cash and cash equivalents held by our investments in joint ventures, which are either consolidated or proportionately consolidated, were approximately $19.1 million and $18.9 million. We have no rights with respect to the joint ventures’ cash except as permitted pursuant to their respective partnership agreements.

We were in compliance with the covenants under our credit agreement at December 31, 2014. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. Capital expenditures are expected to total $275 million to $300 million for 2015. Approximately $50 million to $60 million of the expected 2015 capital expenditures are targeted for the expansion of our fiber optic networks.

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

During the fourth quarter of 2013, our board of directors approved a stock repurchase program authorizing us to purchase, from time to time through December 31, 2016, up to $500.0 million of our outstanding common stock. These repurchases can be made in open market transactions or in privately negotiated transactions, including block purchases or otherwise, at management’s discretion, and this program does not obligate us to acquire any specific amount of common stock. As of December 31, 2014, we had repurchased $93.5 million of our common stock under this program. During the first quarter of 2015, we repurchased an additional $182.0 million of our common stock under this program.

Management continues to monitor the financial markets and general national and global economic conditions for factors that may affect our liquidity an capital resources. We consider our cash investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash investments with short-term maturities. Accordingly, we do not anticipate that any weakness in the capital markets will have a material impact on the principal amounts of our cash investments or our ability to rely upon our credit facility for funds. To date, we have experienced no loss of or lack of access to our cash or cash equivalents or funds under our credit facility; however, we can provide no assurances that access to our invested cash and cash equivalents or availability under our credit facility will not be impacted in the future by adverse conditions in the financial markets.

Through December 31, 2014, we have not provided U.S. income taxes on approximately $344.5 million of unremitted foreign earnings. If we were to repatriate cash that is indefinitely reinvested outside the United States, we could be subject to additional U.S. income and foreign withholding taxes. Because of the number and variability of assumptions required, it is not practicable to determine the amount of any additional U.S. tax liability that may result if we decide to no longer indefinitely reinvest foreign earnings outside the United States. If our intentions or U.S. tax laws change in the future, there may be a significant negative impact on the provision for income taxes and cash flows as a result of recording an incremental tax liability in the period such change occurs.

Sources and Uses of Cash

As of December 31, 2014, we had cash and cash equivalents of $190.5 million and working capital of $1.42 billion. We also had $336.7 million of outstanding letters of credit and bank guarantees, $225.1 million of which was denominated in U.S. dollars and $111.6 million of which was denominated in Australian or Canadian dollars, and $68.8 million of outstanding borrowings under our credit facility, all of which was denominated in Canadian dollars. As of December 31, 2014, our $1.325 billion senior secured revolving credit facility, which matures on October 30, 2018, had $919.5 million available for borrowings or issuing new letters of credit or bank guarantees.

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

Operating activities from continuing operations provided net cash of $310.8 million during 2014 as compared to $446.6 million during 2013 and $166.8 million during 2012. The decrease in cash flows from operating activities from continuing operations for the year ended December 31, 2014 compared to the year ended December 31, 2013 was partially a result of the cash outflows associated with the $28.3 million arbitration payment described in Legal Proceedings — National Gas Company of Trinidad and Tobago Arbitration in Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. Operating cash flow from continuing operations for the year ended December 31, 2014 was also impacted by increased working capital requirements associated with the ramp up of certain electric power transmission projects, as well as weather related delays in part of North America and the timing of project close-outs that affected the achievement of certain billing milestones. In comparison, the cash flow provided by operating activities from continuing operations during the year ended December 31, 2013 was positively impacted by the collection of receivables during the first quarter of 2013 attributable to significantly higher levels of emergency restoration services provided in the fourth quarter of 2012 which did not recur in the fourth quarter of 2013. The higher working capital requirements in 2012 were primarily due to the ramp up of multiple large electric transmission projects as well as higher levels of emergency restoration services projects, primarily as a result of Hurricane Sandy, which impacted the northeastern United States in the fourth quarter of 2012. Also contributing to the increase in cash from operating activities from continuing operations were overall increased operating activity in 2014 and 2013 as compared to 2012.

Days sales outstanding (DSO) as of December 31, 2014 was 83 days, as compared to 72 days at December 31, 2013. This increase was primarily due to an additional seven days attributable to reclassification of the remaining $65 million receivable for the Sunrise Powerlink project as well as certain other retainage amounts from long-term to current assets as of December 31, 2014 and the impact of an acquisition in the fourth quarter of 2014. These items negatively affected the December 31, 2014 calculation of DSO as there were no material fourth quarter revenues associated with these asset balances. DSO is calculated by using the sum of current accounts receivable, net of allowance (which include retainage and unbilled balances), plus costs and estimated earnings in excess of billings on uncompleted contracts less billings in excess of costs and estimated earnings on uncompleted contracts, divided by average revenues per day during the quarter.

Investing Activities

During 2014, we used net cash in investing activities from continuing operations of $542.9 million as compared to $320.0 million and $321.1 million used in investing activities in 2013 and 2012. Investing activities from continuing operations in 2014 included $301.5 million used for capital expenditures and $262.2 million used in connection with business acquisitions, partially offset by $14.4 million of proceeds from the sale of equipment. Investing activities from continuing operations in 2013 included $263.6 million used for capital expenditures, $283.8 million used in connection with acquisitions and $10.0 million used for other investments (primarily comprised of the capital lease of an internally constructed electric power transmission asset). These amounts were partially offset by investments in and return on equity from unconsolidated affiliates of $186.2 million, which includes gross proceeds from the sale of all of our equity ownership in HEP of approximately $220.9 million, the release of $36.5 million of restricted cash balances associated with a newly acquired company, and $14.8 million of proceeds from the sale of equipment. Investing activities from continuing operations in 2012 included $209.4 million used for capital expenditures, partially offset by $12.4 million of proceeds from the sale of equipment. Additionally, investing activities from continuing operations in 2012 included $68.7 million used in connection with business acquisitions and $53.8 million used in equity investment contributions, primarily to HEP.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or magnitude of the potential cash outlays for these initiatives.

Financing Activities

During 2014, net cash used by financing activities from continuing operations was $58.3 million as compared to cash used by financing activities from continuing operations of $16.7 million and $15.3 million in 2013 and 2012. Financing activities from continuing operations during 2014 included $93.5 million of common stock repurchases under our stock repurchase program, $30.4 million of debt repayments primarily related to debt of acquired companies that was repaid shortly after their respective acquisition dates and $14.4 million of cash payments to non-controlling interests as distributions of joint venture profits, partially offset by $71.8 million of net proceeds from borrowings under our credit facility. Financing activities from continuing operations in 2013 included $17.6 million of cash payments to non-controlling interests as distributions of joint venture profits, $3.2 million of loan costs related to the amendment and restatement of our credit agreement on October 30, 2013 and the positive impact of $3.7 million related to the tax impact of stock-based awards. Financing activities from continuing operations in 2012 included $18.0 million of cash payments to non-controlling interests as distributions of joint venture profits.

Debt Instruments

Credit Facility

On October 30, 2013, we entered into an amended and restated credit agreement with various lenders that provides for a $1.325 billion senior secured revolving credit facility maturing on October 30, 2018. The entire amount available may be used for revolving loans and letters of credit in U.S. dollars. Up to $400.0 million may be used for revolving loans and letters of credit in certain currencies other than U.S. dollars. Swing line loans are limited to $50.0 million in U.S. dollars, $30.0 million in Canadian dollars and $20.0 million in Australian dollars. In addition, subject to the conditions specified in the credit agreement, we have the option to increase the revolving commitments by up to $300.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes.

As of December 31, 2014, we had approximately $336.7 million of outstanding letters of credit and bank guarantees, $225.1 million of which was denominated in U.S. dollars and $111.6 million of which was denominated in Australian and Canadian dollars, and $68.8 million of outstanding borrowings under the credit facility, all of which was denominated in Canadian dollars. The remaining $919.5 million was available for borrowings or issuing new letters of credit or bank guarantees.

Effective April 1, 2014, amounts borrowed under the credit agreement in U.S. dollars bear interest, at our option, at a rate equal to either (i) the Eurocurrency Rate (as defined in the credit agreement) plus 1.125% to 2.125%, as determined based on our Consolidated Leverage Ratio (as described below), or (ii) the Base Rate (as described below) plus 0.125% to 1.125%, as determined based on our Consolidated Leverage Ratio. Amounts borrowed as revolving loans under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.125% to 2.125%, as determined based on our Consolidated Leverage Ratio. Standby letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.125% to 2.125%, based on our Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.675% to 1.275%, based on our Consolidated Leverage Ratio. We are also subject to a commitment fee of 0.20% to 0.40%, based on our Consolidated Leverage Ratio, on any unused availability under the credit agreement.

Prior to April 1, 2014, amounts borrowed under the credit agreement in U.S. dollars bore interest, at our option, at a rate equal to either (i) the Eurocurrency Rate plus 1.25%, or (ii) the Base Rate plus 0.25%. Amounts borrowed as revolving loans under the credit agreement in any currency other than U.S. dollars bore interest at a rate equal to the Eurocurrency Rate plus 1.25%. Standby letters of credit issued under the credit agreement were subject to a letter of credit fee of 1.25%, and Performance Letters of Credit issued under the credit agreement in support of certain contractual obligations were subject to a letter of credit fee of 0.75%. We were also subject to a commitment fee of 0.20% on any unused availability under the credit agreement.

The Consolidated Leverage Ratio is the ratio of our Consolidated Funded Indebtedness to Consolidated EBITDA (as those terms are defined in the credit agreement). For purposes of calculating our Consolidated Leverage Ratio, Consolidated Funded Indebtedness is reduced by available cash and Cash Equivalents (as defined in the credit agreement) in excess of $25.0 million. The Base Rate equals the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%, (ii) the prime rate publicly announced by Bank of America, N.A. and (iii) the Eurocurrency Rate plus 1.00%.

Subject to certain exceptions, the credit agreement is secured by substantially all of our assets and the assets of our wholly owned U.S. subsidiaries and by a pledge of all of the capital stock of our wholly owned U.S. subsidiaries and 65% of the capital stock of direct foreign subsidiaries of our wholly owned U.S. subsidiaries. Our wholly owned U.S. subsidiaries also guarantee the repayment of all amounts due under the credit agreement. Subject to certain conditions, all collateral will automatically be released from the liens at any time we maintain an Investment Grade Rating (defined in the credit agreement as two of the following three conditions being met: (i) a corporate credit rating that is BBB- or higher by Standard & Poor’s Rating Services, (ii) a corporate family rating that is Baa3 or higher by Moody’s Investors Services, Inc. or (iii) a corporate credit rating that is BBB- or higher by Fitch Ratings, Inc.).

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (as such terms are defined in the credit agreement). The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on our assets. The credit agreement allows cash payments for dividends and stock repurchases subject to compliance with the following requirements (after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of December 31, 2014, we were in compliance with all of the covenants in the credit agreement.

The credit agreement provides for customary events of default and contains cross-default provisions with our underwriting, continuing indemnity and security agreement with our sureties and all other debt instruments exceeding $75.0 million in borrowings or availability. If an Event of Default (as defined in the credit agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the credit agreement, the lenders may declare all amounts outstanding and accrued and unpaid interest immediately due and payable, require that we provide cash collateral for all outstanding letter of credit obligations, terminate the commitments under the credit agreement, and foreclose on the collateral.

Off-Balance Sheet Transactions

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, commitments to expand our fiber optic networks, commitments to purchase equipment, surety guarantees, certain multi-employer pension plan liabilities and obligations relating to our investments and joint venture arrangements. Certain joint venture structures involve risks not directly reflected in our balance sheets. For certain joint ventures, we have guaranteed all of the obligations of the joint venture under a contract with the customer. Additionally, other joint venture arrangements qualify as a general partnership, for which we are jointly and severally liable for all of the obligations of the joint venture. In our joint venture arrangements, typically each joint venturer indemnifies the other party for any liabilities incurred in excess of the liabilities such other party is obligated to bear under the respective joint venture agreement. Other than as discussed in this report, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities, and we have no material guarantees of the work or obligations of third parties.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of December 31, 2014, the maximum guaranteed residual value was approximately $434.2 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

Letters of Credit

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. In addition, from time to time, certain customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution, typically pursuant to our credit agreement. Each letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also be required to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future.

As of December 31, 2014, we had $336.7 million in outstanding letters of credit and bank guarantees to secure our casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2015. Upon maturity, it is expected that the majority of the letters of credit related to the casualty insurance program will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of the lenders that are party to our credit agreement, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. Subject to certain conditions and consistent with terms of our credit agreement, these security interests will be automatically released if we maintain a corporate credit rating that is BBB- (stable) or higher by Standard & Poor’s Rating Services and a corporate family rating that is Baa3 (stable) or higher by Moody’s Investors Services. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2014, the total amount of outstanding performance bonds was estimated to be approximately $2.8 billion. Our estimated maximum exposure as it relates to the value of bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of our commitments under the performance bonds generally extinguishes concurrently with the expiration of our related contractual obligation. The estimated cost to complete these bonded projects was estimated to be approximately $701 million as of December 31, 2014.

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

Contractual Obligations

As of December 31, 2014, our future contractual obligations were as follows (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt (1)	$75,163	$2,868	$472	$3,030	$68,793	$—	$—
Short-term debt (1)	5,056	5,056	—	—	—	—	—
Operating lease obligations	235,587	79,441	49,455	39,462	29,043	14,716	23,470
Capital lease obligations (1)	1,146	952	194	—	—	—	—
Equipment purchase commitments	5,635	5,635	—	—	—	—	—
Capital commitment related to investments in unconsolidated affiliates (2)	79,274	5,973	9,168	36,891	—	27,242	—
Committed capital expenditures for fiber optic networks under contracts with customers	16,781	16,781	—	—	—	—	—

Total	$418,642	$116,706	$59,289	$79,383	$97,836	$41,958	$23,470

(1)	Amounts are recorded in our December 31, 2014 consolidated balance sheet.
(2)	A return of capital from unconsolidated affiliates of approximately $52.9 million is anticipated in August 2017.

Fiber Optic Networks Commitments

The committed capital expenditures for fiber optic networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. We have also committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of December 31, 2014, production orders for approximately $5.6 million had been issued with delivery dates scheduled to occur throughout 2015. Although we have committed to the purchase of these vehicles at the time of their delivery, we intend that these orders will be assigned to third party leasing companies and made available to us under certain of our master equipment lease agreements, which will release us from our capital commitment.

Unrecognized Tax Benefits

As of December 31, 2014, the total unrecognized tax benefits related to uncertain tax positions was $51.1 million. We are currently under examination by the Internal Revenue Service for calendar years 2011 and 2012. Additionally, certain of our subsidiaries are under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods, and the amount of unrecognized tax benefits could therefore increase or decrease as a result of the expiration of certain statute of limitations periods or settlements of these examinations. We believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $10.3 million due to the expiration of certain statute of limitations periods or settlements of the examinations.

Multi-Employer Pension Plans

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

We recorded a partial withdrawal liability of approximately $32.6 million in the fourth quarter of 2011 related to the withdrawal by certain of our subsidiaries from the Central States Plan. The partial withdrawal liability we recognized was based on estimates received from the Central States Plan during 2011 for a complete withdrawal by all of our subsidiaries participating in the Central States Plan. The Central States Plan asserted that the withdrawal of the PLCA members was not effective in 2011, although we believed at that time that a legally effective withdrawal had occurred during the fourth quarter of 2011. Although the federal district court of Northern Illinois, Eastern Division, ruled that the withdrawal of the PLCA members was not effective in 2011, the PLCA appealed the decision, and the outcome of that appeal remains uncertain. Certain of our subsidiaries continued participation in the Central States Plan, and we believe we subsequently effected a complete withdrawal as of December 30, 2012.

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

In March 2014, one of our subsidiaries was notified of a joint grievance committee decision relating to a separate grievance matter concluding that our subsidiary should have hired Teamsters under a specific collective bargaining agreement to perform certain jobs. This matter was subsequently resolved with the Teamsters, effectively resulting in an award of wages and benefits (including pension contributions) to the two Teamsters employees under an alternate collective bargaining agreement that is not related to the Central States Plan. In addition, in March 2014 the Central States Plan provided revised estimates indicating that the withdrawal liability based on certain withdrawal scenarios from 2011 through 2014 could range between $40.1 million and $55.4 million. In July 2014, the Central States Plan provided us with a Notice and Demand of partial withdrawal liability for certain of our subsidiaries in the amount of $39.6 million. We continue to dispute the total withdrawal liability owed to the Central States Plan. However, monthly payments associated with this Notice and Demand began in the third quarter of 2014, and the parties continue the process to determine the final withdrawal liability. The amount owed upon resolution of this matter will be reduced by the payments made.

The ultimate liability associated with the complete withdrawal of our subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. Based on the previous estimates of liability associated with a complete withdrawal from the Central States Plan, and allowing for the exclusion of amounts we believe have been improperly included in such estimate, we will seek to challenge and further negotiate the amount owed in connection with this matter. However, we recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within the range communicated to us by the Central States Plan. We believe that the range of reasonable possible loss associated with the Central States Plan is up to $55.4 million. Given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the liability we have recognized through December 31, 2014.

On October 9, 2013, we acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of our acquisition. The Central States Plan issued a Notice and Demand dated March 13, 2013 to the acquired company for a withdrawal liability in the total amount of $6.9 million payable in installments. Based on legal arguments, the acquired company took the position that the amount of withdrawal liability payable to the Central States Plan as a result of its complete withdrawal was $4.8 million, of which approximately $3.1 million remained outstanding as of December 31, 2014. The acquired company and Quanta have taken steps to challenge the amount of the assessment by the Central States Plan; however, payments in accordance with the terms of the Central States Plan’s demand letter are required to be made while the dispute process is ongoing. Approximately $2.1 million of the purchase price was deposited into an escrow account on October 9, 2013 to fund any withdrawal obligation in excess of the $4.8 million initially demanded. Accordingly, the acquired company’s withdrawal from the Central States Plan is not expected to have a material impact on our results of operations, financial condition or cash flows.

For a more complete description of our obligations with respect to multi-employer pension plans, see Collective Bargaining Agreements in Note 15 of the Notes to Consolidated Financial Statements in Item 8.

Letters of Credit Fees and Commitment Fees

Also excluded from the Contractual Obligations table is interest associated with letters of credit fees and commitment fees under our credit facility because the outstanding letters of credit, availability and applicable interest rates and fees are variable. For additional information regarding the interest rates associated with borrowings under our credit facility, see Note 9 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Joint Venture Capital Commitments

We have also excluded from the Contractual Obligations table additional capital commitments associated with investments in unconsolidated affiliates related to planned midstream infrastructure projects of approximately $9.3 million because we are unable to determine the exact timing of these capital commitments but anticipate them to be paid by June 1, 2017. As specific amounts of capital commitments and their timing are determined, we will reflect such amounts in the Contractual Obligations table.

Self-Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Under these programs, the deductibles were $10.0 million per occurrence for general liability and auto liability, $5.0 million per occurrence for workers’ compensation, and $1.0 million per occurrence for employer’s liability for the policy years 2014-2015 and 2013-2014. For the 2012-2013 policy year, the deductibles were $5.0 million per occurrence for general liability, auto liability and workers’ compensation and $1.0 million per occurrence for employer’s liability . We are generally self-insured for all claims that do not exceed the amount of the applicable deductible. In connection with our casualty insurance programs, we are required to issue letters of credit to secure our self insured obligations. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of December 31, 2014 and 2013, the gross amount accrued for insurance claims totaled $170.2 million and $161.8 million, with $130.8 million and $122.6 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2014 and 2013 were $9.1 million and $9.1 million, of which $0.8 million and $0.7 million were included in prepaid expenses and other current assets and $8.3 million and $8.4 million were included in other assets, net.

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

As of December 31, 2013, two customers accounted for approximately 15% and 11% of consolidated net position. The services provided to these customers related primarily to our Electric Power Infrastructure Services segment. Substantially all of the balance for the customer accounting for 11% of our consolidated net position at December 31, 2013 related to the Sunrise Powerlink project, which had a long-term receivable balance related to a significant change order. This receivable was the subject of an arbitration proceeding that was dismissed in January 2015 pursuant to a December 2014 settlement agreement. For additional information, see Legal Proceedings and Critical Accounting Policies — Current and Long-Term Accounts and Notes Receivable and Allowances for Doubtful Accounts below. No other customers represented 10% or more of our consolidated net position as of December 31, 2013. No customers represented 10% or more of our revenues for the years ended December 31, 2014, 2013 and 2012 or 10% or more of our consolidated net position as of December 31, 2014.

Legal Proceedings

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Legal Proceedings and Collective Bargaining Agreements in Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional information regarding litigation, claims and other legal proceedings, including our partial withdrawal liability under the Central States Plan.

Sunrise Powerlink Arbitration. On April 21, 2010, PAR Electrical Contractors, Inc. (PAR), one of our wholly owned subsidiaries, entered into a contract with San Diego Gas & Electric Company (SDG&E) to construct a 117-mile electrical transmission line in Imperial and San Diego Counties, California, known as the Sunrise Powerlink project. Construction commenced on November 17, 2010, with commercial operations beginning on June 17, 2012. We alleged that during the construction phase, SDG&E directed multiple changes to the construction schedule that required us to significantly increase our resources to the project in order to meet SDG&E’s required completion date. Further, we contended that the project experienced numerous impacts beyond our control such as access delays and restrictions, as well as problems with customer supplied materials to the project. Following completion of the project, we had multiple meetings with SDG&E to review project scope, costs and performance criteria in an attempt to resolve the amount owed to us. SDG&E also conducted an audit of our records, which resulted in confirmation of our direct costs incurred in completing the project, but not a resolution of the final amount owed to us. We previously recorded a long-term contract receivable in the amount of approximately $165 million in connection with contract price adjustments related to the Sunrise Powerlink project.

In October 2013, we initiated arbitration proceedings against SDG&E alleging breach of contract and seeking compensation for our additional costs incurred on the project. SDG&E filed a counterclaim for breach of contract seeking approximately $32 million for our alleged untimely performance. During the third quarter of 2014, we evaluated the legal theories and strategies most advantageous to pursue relative to our position in the arbitration at the time, which resulted in a change in our expected strategy for collecting the receivable. This change in approach caused us to revise our estimate of expected outcomes and to record an adjustment to the net realizable value of the long-term contract receivable. A provision of $52.5 million was recognized in the three months ended September 30, 2014 as a charge to selling, general and administrative expense to reflect the impact of these changes in our assessment of the collectability of this long-term receivable. We also amended our arbitration demand in October 2014 and asserted a claim for damages in excess of $113 million including interest and other relief to which we were entitled.

In December 2014, the parties reached an agreement to dismiss the arbitration. The settlement terms provided for a cash payment by SDG&E to us in the amount of $65 million, representing the final amount to compensate us for substantially all of the unpaid portion of our costs incurred on the project. As a result, an additional provision of $49.9 million was recognized in the three months ended December 31, 2014 as a charge to selling, general and administrative expense to reflect the impact of this settlement. Payment was received in January 2015, and the arbitration was dismissed shortly thereafter.

Related Party Transactions

In the normal course of business, we enter into transactions from time to time with related parties. These transactions typically take the form of facility leases with prior owners of certain acquired companies.

Inflation

Due to relatively low levels of inflation experienced during the years ended December 31, 2014, 2013 and 2012, inflation did not have a significant effect on our results.

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

Accounting Standards Not Yet Adopted

In April 2014, the FASB issued an update that changes the requirement for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the entity or group of components of an entity meets the criteria to be classified as held for sale or when it is disposed of by sale or other than by sale. The update also requires additional disclosures about discontinued operations, a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, and an entity’s significant continuing involvement with a discontinued operation. The update is effective prospectively for fiscal years beginning on or after December 15, 2014, including interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously issued financial statements. We adopted this guidance effective January 1, 2015. This guidance will impact the disclosure and presentation of how we report any future disposals of components or groups of components of our business.

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

In August 2014, the FASB issued guidance to address the diversity in practice in determining when there is substantial doubt about an entity’s ability to continue as a going concern and when and how an entity must disclose certain relevant conditions and events. This update requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued). If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions or events. The guidance is effective for annual and interim periods ending after December 15, 2016. This guidance will impact the disclosure and presentation of how we report any substantial doubt about our ability to continue as a going concern, if such substantial doubt were to exist. Quanta will adopt this guidance effective January 1, 2017.

In February 2015, the FASB issued an update which amends existing consolidation guidance, including amending the guidance related to determining whether an entity is a variable interest entity. The update is effective for interim and annual periods beginning after December 15, 2015, although early adoption is permitted. The guidance may be applied using a modified retrospective approach whereby the entity records a cumulative effect of adoption at the beginning of the fiscal year of initial application. A reporting entity may also apply the amendments on a full retrospective basis. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the consolidated financial statements are published and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates. Management has reviewed its development and selection of critical accounting estimates with the audit committee of our board of directors. We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate us for services rendered, which may be measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the material associated with our work is owner-furnished and is therefore not included in contract revenues and costs. The cost estimation process is based on professional knowledge and experience of our engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore, our profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. These factors are routinely evaluated on a project by project basis throughout the project term, and the impact of corresponding revisions in management’s estimates of contract value, contract cost and contract profit are recorded as necessary in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. If actual results significantly differ from our estimates used for revenue recognition and claim assessments, our financial condition and results of operations could be materially impacted. Our operating results for the year ended December 31, 2014 were impacted by less than 5% as a result of changes in contract estimates related to projects that were in progress at December 31, 2013.

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

As of December 31, 2014 and 2013, we had approximately $106.8 million and $75.5 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

As of December 31, 2013 and throughout most of 2014, we also had previously recognized contract price adjustments related to a change order from the Sunrise Powerlink project of approximately $165 million. In October 2013, we initiated arbitration proceedings against SDG&E pursuant to a contractually agreed upon dispute resolution process to collect amounts due for this project. In December 2014, the parties reached an agreement to settle the arbitration under terms providing for a cash payment by SDG&E in the amount of $65 million, representing the final amount to compensate us for substantially all of the unpaid portion of the costs incurred by us on the project. During the third and fourth quarters of 2014, we recorded a provision in the aggregate amount of $102.5 million against the recorded value of this asset. See Liquidity and Capital Resources — Legal Proceedings — Sunrise Powerlink Arbitration above for additional information.

These aggregate contract price adjustments represent management’s best estimate of additional contract revenues which have been earned and which management believes are probable of collection. The amounts ultimately realized by us upon final acceptance by our customers could be higher or lower than such estimated amounts.

Fiber Optic Licensing — The fiber optic licensing business constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by us. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of December 31, 2014 and 2013, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $56.5 million and $48.8 million and are recognized as deferred revenue, with $48.2 million and $40.2 million considered to be long-term and included in other non-current liabilities. Actual revenues may differ from those estimates if the contracts are not renewed as expected.

Self-Insurance. As discussed in Liquidity and Capital Resources — Self-Insurance, we are insured for employer’s liability, general liability, auto liability and workers’ compensation claims.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of December 31, 2014 and 2013, the gross amount accrued for insurance claims totaled $170.2 million and $161.8 million with $130.8 million and $122.6 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2014 and 2013 were $9.1 million and $9.1 million, of which $0.8 million and $0.7 million were included in prepaid expenses and other current assets and $8.3 million and $8.4 million were included in other assets, net.

Valuation of Goodwill. We have recorded goodwill in connection with our historical acquisitions of companies. Upon acquisition, these companies have been either combined into one of our existing operating units or managed on a stand-alone basis as an individual operating unit. Goodwill recorded in connection with these acquisitions is subject to an annual assessment for impairment, which we perform at the operating unit level for each operating unit that carries a balance of goodwill. Each of our operating units is organized into one of three internal divisions: the Electric Power Division, the Oil and Gas Infrastructure Division or the Fiber Optic Licensing Division. As most of the companies acquired by us provide multiple types of services for multiple types of customers, these divisional designations are based on the predominant type of work performed by each operating unit at the point in time the divisional designation is made. Goodwill is required to be measured for impairment at the reporting unit level, which is the operating segment level or one level below the operating segment level for which discrete financial information is available, and we have determined that our individual operating units represent our reporting units for the purpose of assessing goodwill impairments.

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

Our goodwill impairment assessment is performed annually at year-end, or more frequently if events or circumstances arise which indicate that goodwill may be impaired. For instance, a decrease in our market capitalization below book value, a significant change in business climate or loss of a significant customer, as well as the qualitative indicators referenced above, may trigger the need for interim impairment testing of goodwill for one or all of our reporting units. The first step of the two-step fair value-based test involves comparing the fair value of each of our reporting units with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of its goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill with a corresponding charge to operating expense.

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

The projected cash flows and estimated levels of EBITDA by reporting unit were used to determine fair value under the three approaches discussed herein. The following table presents the significant estimates used by management in determining the fair values of our reporting units at December 31, 2014, 2013 and 2012:

	Operating Units Providing Predominantly Electric Power and Oil and Gas Infrastructure Services			Operating Unit Providing Fiber Optic Licensing
	2014	2013	2012	2014	2013	2012
Years of cash flows before terminal value	5	5	5	15	15	15
Discount rates	12% to 14%	12% to 14%	12% to 13%	12%	12%	12%
EBITDA multiples	5.0 to 6.0	5.0 to 8.0	4.5 to 8.0	9.5	9.5	9.5
Weighting of three approaches:
Discounted cash flows	70%	70%	70%	90%	90%	90%
Market multiple	15%	15%	15%	5%	5%	5%
Market capitalization	15%	15%	15%	5%	5%	5%

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

During the fourth quarter of 2014, a two-step fair-value based goodwill impairment analysis was performed for each of our reporting units, and no reporting units, other than recently acquired reporting units, were evaluated solely on a qualitative basis. The analysis indicated that the implied fair value of each of our reporting units was substantially in excess of its carrying value. Following the analysis, management concluded that no impairment was indicated at any reporting unit. As discussed generally above, when evaluating the 2014 step one impairment test results, management considered many factors in determining whether or not an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment in which our reporting units were operating. Additionally, management considered the sensitivity of its fair value estimates to changes in certain valuation assumptions and, after giving consideration to at least a 10% decrease in the fair value of each of our reporting units, the results of the assessment at December 31, 2014 did not change. However, circumstances such as market declines, unfavorable economic conditions (including sustained decreases in oil and natural gas prices), the loss of a major customer or other factors could impact the valuation of goodwill in future periods.

The goodwill analysis performed for each reporting unit was based on estimates and industry comparables obtained from the electric power, oil and gas and fiber optic licensing industries, and no impairment was indicated. The 15-year discounted cash flow model used for fiber optic licensing was based on the long-term nature of the underlying fiber optic network licensing agreements.

We assigned a higher weighting to the discounted cash flow approach in all periods to reflect increased expectations of market value being determined from a “held and used” model. As stated previously, cash flows are derived from budgeted amounts and operating forecasts that have been evaluated by management. In connection with the 2014 assessment, projected annual growth rates by reporting unit varied widely with ranges from 0% to 71% for reporting units in the Electric Power Division and the Oil and Gas Infrastructure Division and 4% to 12% for the reporting unit in Fiber Optic Licensing Division.

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

Based on the first step of the goodwill impairment analysis, we compared the sum of fair values of our reporting units to our market capitalization at December 31, 2014 and determined that the excess of the aggregate fair value of all reporting units to our market capitalization reflected a reasonable control premium. Our market capitalization at December 31, 2014 was approximately $5.99 billion, and our total stockholders’ equity was approximately $4.51 billion. We determined that there was no goodwill impairment at December 31, 2014. Increases in the carrying value of individual reporting units that may be indicated by our impairment tests are not recorded, therefore we may record goodwill impairments in the future, even when the aggregate fair value of our reporting units as a whole may increase.

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

Our goodwill is included in multiple reporting units. Due to the cyclical nature of our business, and the other factors described under Risk Factors in Item 1A, the profitability of our individual reporting units may suffer from downturns in customer demand and other factors. These factors may have a disproportionate impact on the individual reporting units as compared to Quanta as a whole and might adversely affect such fair value of individual reporting units. If material adverse conditions occur that impact our reporting units, our future estimates of fair value may not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be written down to an amount considered recoverable.

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

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts. We provide an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates regarding, among other factors, our customer’s access to capital, our customer’s willingness or ability to pay, general economic and market conditions, the ongoing relationship with the customer and uncertainties related to the resolution of disputed matters. We consider accounts receivable delinquent after 30 days but do not generally include delinquent accounts in our analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, we also include accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in our analysis of the allowance for doubtful accounts. Material changes in our customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect our ability to collect amounts due from them.

Long-term accounts receivable are included within other assets, net on our consolidated balance sheets. Within this balance at December 31, 2013 was a long-term contract receivable previously recorded in the amount of approximately $165 million attributable to recognized contract price adjustments related to a change order from the Sunrise Powerlink project, an electric power infrastructure services project completed in 2012 by PAR for SDG&E. This receivable was the subject of a recently settled arbitration proceeding discussed further in Legal Proceedings — Sunrise Powerlink Arbitration above. In December 2014, the parties reached an agreement to settle the arbitration under terms providing for a cash payment by SDG&E to us in the amount of $65 million, representing the final amount to compensate us for substantially all of the unpaid portion of our costs incurred on the project. Accordingly, a provision of $102.5 million was recognized in 2014 as a charge to selling, general and administrative expense, and the remaining balance of $65 million was reclassified to accounts receivable leaving no balance remaining in other assets, net related to the Sunrise Powerlink project as of December 31, 2014. Payment was received in January 2015, and the arbitration was dismissed shortly thereafter.

Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on our experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of December 31, 2014 and 2013 were approximately $307.3 million and $194.5 million and were included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months were included in other assets, net, and as of December 31, 2014 and 2013 were $19.6 million and $50.8 million.

Within accounts receivable, we recognize unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 2014 and 2013, the balances of unbilled receivables included in accounts receivable were approximately $165.5 million and $179.2 million.

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

The income tax laws and regulations are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our tax positions that could materially affect amounts recognized in our future consolidated balance sheets and statements of operations and comprehensive income.

Outlook

We believe there are growth opportunities across all the industries we serve. However, we and our customers continue to operate in a somewhat uncertain business environment, with gradual improvement in the economy yet continuing uncertainty in the marketplace. Our customers are also facing stringent regulatory and environmental requirements as they implement projects to enhance and expand their infrastructure. More recently, the sharp decline in oil prices could impact certain of our end markets, should prices remain at lower levels for an extended period of time. These economic, regulatory and other factors have negatively affected our results in the past and may continue to create some uncertainty as to the timing of anticipated customer spending. We believe that our financial and operational strengths will enable us to manage these challenges and uncertainties, and we remain optimistic about our near-term and long-term opportunities.

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

We believe that utilities remain committed to the expansion and strengthening of their transmission infrastructure with planning, engineering and funding for many of their projects in place. The regulatory and environmental permitting processes remain a hurdle for some proposed transmission and renewable energy projects, and these factors continue to create uncertainty as to timing of this spending. The timing and scope of projects can also be affected by other factors such as siting, right-of-way and unfavorable economic and market conditions. We anticipate many of these issues to be overcome and spending on transmission projects to be active over the next few years. We currently have a number of these projects underway, and we expect this segment’s backlog to remain strong throughout 2015.

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

We benefited from increases in distribution spending throughout the last four years, despite continued economic and political uncertainties. Furthermore, as a result of reduced spending by utilities on their distribution systems during 2009 and 2010, combined with the need to meet reliability requirements, we believe there is an ongoing need for utilities to resume sustained investment in their distribution systems in order to properly maintain their systems. In addition, a number of utilities are implementing system upgrades or “hardening” programs in response to severe weather events that have occurred over the past few years, which is also increasing distribution investment in some regions of the United States. We also anticipate that utilities will continue to integrate “smart grid” technologies into their distribution systems over time to improve grid management and create efficiencies. Development and installation of smart grid technologies and other energy efficiency initiatives have benefited from stimulus funding under the American Recovery and Reinvestment Act of 2009, as well as the implementation of grid management initiatives by utilities and the desire by consumers for more efficient energy use.

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

Oil and Gas Infrastructure Services Segment

We believe there will continue to be growth opportunities in our oil and gas infrastructure operations, primarily in the installation and maintenance of mainline pipe, gathering systems, production systems and related facilities, as well as pipeline integrity and specialty services such as horizontal directional drilling. We believe opportunities for this segment exist as a result of the increase in the ongoing development of unconventional shale formations in North America that produce natural gas, natural gas liquids and/or crude oil, as well as the development of Canadian oil sands and the development of coal seam gas and unconventional shale formations in Australia, which will require the construction of mainline pipe infrastructure to connect production with demand centers and the development of midstream gathering infrastructure within areas of production. We also believe the goals of clean energy and energy independence for North America, as well as more stringent environmental regulations, will make abundant, low-cost natural gas the fuel of choice versus coal for power generation over time, creating the need for continued investment in natural gas infrastructure. We believe our position as a leading provider of mainline pipe and gathering system infrastructure services in North America and Australia will allow us to capitalize on these opportunities.

The oil and gas industry is cyclical and subject to volatility as a result of fluctuations in natural gas, natural gas liquids and oil prices. In the past, sustained periods of low prices for these products negatively impacted the development of these natural resources and related infrastructure. In addition, environmental scrutiny, stringent regulatory requirements and cumbersome permitting processes caused delays in some mainline pipe projects during the past several years. These dynamics resulted in below average mainline pipe construction opportunities for us and the industry in 2011, 2012 and 2013.

The lack of mainline pipe opportunities in 2011, 2012 and 2013 negatively impacted our Oil and Gas Infrastructure Services segment margins, in part as a result of our inability to adequately cover certain fixed costs. Margins for mainline pipe projects are also subject to significant performance risk, which can arise from adverse weather conditions, challenging geography, customer decisions and crew productivity. Our specific opportunities in the mainline pipe business are sometimes difficult to predict because of the seasonality of the bidding and construction cycles within the industry.

A number of large mainline pipe projects are in various stages of development from the Canadian oil sands and North American shale formations to refineries and other demand centers. Many of these projects are still developing, though several mainline projects have been awarded to us and other pipeline construction contractors. Given the costs and time required to bring a mainline pipeline project from conception to construction, we believe many of our customers view such projects as important, strategic pieces of infrastructure. Industry participants with this view have a long term perspective regarding their needs and are less influenced by short term commodity fluctuations. However, if oil and natural gas prices remained at low levels for a prolonged period, demand for our oil and natural gas infrastructure services could be materially impacted. While there is risk that some of these projects will not occur or could be delayed, we are encouraged by these proposed mainline pipe development plans and the progression of some mainline projects being awarded to contractors, which could create an improved and favorable mainline pipe market in 2015 for us and the industry in North America. A number of the proposed oil mainline projects that are under development have already secured oil production customers under contractual arrangements, making these projects economically viable despite the decline in oil prices. There are also a number of natural gas mainline projects in development and we expect an increase in new proposed natural gas mainline projects over the coming years, which could result in additional demand for our mainline services going forward.

We also believe there are significant mainline pipe opportunities in Australia driven by the production of coal seam gas for LNG export. A number of LNG export facilities are under construction and proposed for development in Australia, Canada and the United States, and pipelines and related infrastructure will be required to serve these facilities.

Our customers continue to invest in the infrastructure needed to support the development of unconventional shale formations. We have established a strong presence in select unconventional shale formations to position us to successfully pursue projects associated with midstream gathering infrastructure development. Even though oil prices have declined recently, demand for pipeline services to support shale gathering infrastructure has remained active in the markets we are strategically focused on. However, due to the recent decline in oil prices, we believe demand for midstream gathering infrastructure in some shale formations where oil is the primary product being produced could be negatively impacted if oil prices remain at lower levels for an extended period of time. The majority of our midstream gathering work is performed in shale formations where natural gas is the primary product being produced. Over the medium and longer term, however, we believe oil, natural gas and natural gas liquids should achieve prices that support their continued exploitation, which will require additional infrastructure to be built to support increased North American hydrocarbon production.

We have also expanded our service offerings in this segment through several recent acquisitions, including the acquisition of two pipeline construction and related services companies in Canada, which has expanded our Canadian services capabilities and the acquisition of a mainline construction company in Australia, which has different market drivers and seasonality as compared to North America. In addition, our recent acquisitions of companies that provide pipeline logistics services to the natural gas and oil industry in the United States and specialty services to the offshore oil and gas industry further enhance the segment’s service offerings, customer base and end markets.

We believe there are growth opportunities for some of our other pipeline services. The U.S. Department of Transportation has implemented significant regulatory legislation through the Pipeline and Hazardous Materials Safety Administration relating to pipeline integrity requirements that we expect will increase the demand for our pipeline integrity, rehabilitation and replacement services over the long-term. As pipeline integrity testing requirements increase in stringency and frequency, we believe more information will be gathered about the condition of the nation’s pipeline infrastructure and will result in an increase in spending by our customers on pipeline integrity initiatives. We also operate an engineering, research and development business that develops and owns pipeline inspection tools, enhancing our pipeline integrity offerings. We believe that our ability to offer a complete pipeline integrity turnkey solution to pipeline companies and gas utilities provides us an advantageous position in providing these services to our customers. We are also experiencing an increase in demand for our natural gas distribution services as a result of continuing improvement in economic conditions and lower natural gas prices.

We believe there are meaningful long-term opportunities for us to penetrate the offshore and inland water energy markets in providing various infrastructure design, installation and maintenance services primarily to the Gulf of Mexico region but also in select international markets. The offshore infrastructure service opportunities we see are very similar to what we perform onshore in this segment, and several of our existing onshore customers who also have offshore assets have expressed interest in our ability to provide offshore infrastructure services. Demand for offshore energy infrastructure services is similar to that on land, including the need for engineering, construction and maintenance services for new and existing offshore exploration and production platforms. In addition, the majority of the thousands of miles of marine based pipelines and related production facilities are approaching or are beyond the end of their useful lives. We see this as an opportunity to leverage our onshore pipeline integrity services and technology to the offshore market’s aging infrastructure. Further, new regulations and the more stringent enforcement of existing regulations administered by the Bureau of Safety and Environmental Enforcement should create opportunities for offshore energy infrastructure construction, repair and replacement services.

Overall, we are optimistic about this segment’s operations going forward. The recent decline in oil prices could impact demand for some of our infrastructure services if oil prices remain at lower levels. We believe the oil market will naturally correct the current oversupply situation over time and as a result, oil prices could recover to higher levels. The timing of when that process occurs, however, is uncertain. From a medium and longer term perspective, we believe commodity prices will reach higher levels to encourage the development of North American hydrocarbons, leading to demand for our oil and gas infrastructure services. We continue to believe that mainline pipe opportunities can provide strong profitability, although these projects and the profits they generate are often subject to more cyclicality and execution risk than our other service offerings. We have also taken steps to diversify our operations in this segment through other services, such as pipeline integrity, pipeline logistics, and offshore specialty services. We believe these measures, together with the potential for mainline pipe opportunities, will position us for profitable growth in this segment over the long-term.

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

We are also expanding our service offerings to provide lit services. For lit services, we procure and own the electronic equipment necessary to make the fiber optic network operational, and we provide network management services to customers. The addressable market opportunity for lit services is larger than the dark fiber services market and we believe providing lit services should enable us to leverage the fiber optic network capacity in our existing and future fiber networks. We have been investing in the necessary people and equipment needed to expand and grow our lit services, and although 2014 was a transition year as we began deploying our lit services offering, we believe lit services will provide attractive growth opportunities.

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

The recent decline in oil prices creates uncertainty in the near term for our oil and gas infrastructure services, should oil prices remain at lower levels. However, we believe near term and longer term dynamics create growth opportunities going forward for our oil and gas infrastructure services operations. We believe that our overall size and breadth of service offerings provide competitive advantages that allow us to leverage opportunities driven by the development and production of resources from North American unconventional shale formations, the Canadian oil sands and coal seam gas and unconventional shale formations in Australia. Development activity in the shale formations in which we are strategically focused remains active, and North American oil and natural gas production is expected to continue to increase, thereby driving demand for gathering system infrastructure. Further, we are seeing encouraging indications that increases in mainline pipe project activity in 2013 and 2014 could continue through 2015. We also believe that our strategy to pursue midstream gathering system opportunities in certain unconventional shale formations in the United States, as well as the anticipated increase in demand for our pipeline integrity, rehabilitation and replacement services from pipeline integrity initiatives, and other services in adjacent markets that we have gained through recent acquisitions, will create attractive growth potential for us and also further diversify the services provided by our Oil and Gas Infrastructure Services segment in both the near and long term.

Our electric distribution and gas distribution services were both significantly affected by the uncertain economic conditions that existed during the prior recession. Demand for our electric distribution services has increased over the past several years as the economy has stabilized and spending on maintenance to improve reliability has returned. We are optimistic that continued implementation of electric distribution reliability programs and the potential for improvement in the housing market will facilitate continued growth in demand for our electric distribution services. Gas distribution spending has been driven primarily by improving economic conditions and the lower cost of natural gas.

Competitive pricing environments, project delays and effects from restrictive regulatory requirements have negatively impacted our margins in the past and could affect our margins in the future. Additionally, margins may be negatively impacted on a quarterly basis due to adverse weather conditions, as well as timing of project starts or completions and other factors as described in Understanding Margins above. We continue to focus on the elements of the business we can control, including costs, the margins we accept on projects, collecting receivables, ensuring quality service, rightsizing initiatives as needed to match the markets we serve, and safely executing on the projects we are awarded.

Capital expenditures for 2015 are expected to be between $275 million to $300 million, of which approximately $50 million to $60 million of these expenditures are targeted for fiber optic network expansion, with the majority of the remaining expenditures for operating equipment. We expect 2015 capital expenditures to be funded substantially through internal cash flows, cash on hand and borrowings under our credit facility.

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

Uncertainty of Forward-Looking Statements and Information

This Annual Report on Form 10-K includes “forward-looking statements” reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected revenues, earnings per share, margins, capital expenditures, and other projections of operating or financial results;

•	Expectations regarding our business outlook, growth or opportunities in particular markets;

•	The expected value of contracts or intended contracts with customers;

•	The scope, services, term and results of any projects awarded or expected to be awarded for services to be provided by us;

•	The development of oil and natural gas mainline pipeline projects and their impact on our business or demand for our services;

•	The level of oil, natural gas and natural gas liquids prices and their impact on our business or demand for our services;

•	The impact of renewable energy initiatives, including mandated state renewable portfolio standards, the economic stimulus package and other existing or potential energy legislation;

•	Potential opportunities that may be indicated by bidding activity or similar discussions with customers;

•	The potential benefits from acquisitions;

•	The expected outcome of pending or threatened litigation;

•	The business plans or financial condition of our customers;

•	Our plans and strategies; and

•	The current economic and regulatory conditions and trends in the industries we serve.

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control. These forward-looking statements reflect our beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. Those statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	The effects of industry, economic or political conditions outside our control;

•	Quarterly variations in our operating results;

•	Adverse economic and financial conditions, including weakness in the capital markets;

•	Trends and growth opportunities in relevant markets;

•	Delays, reductions in scope or cancellations of anticipated, pending or existing projects, including as a result of weather, regulatory or environmental processes, project performance issues, or our customers’ capital constraints;

•	The successful negotiation, execution, performance and completion of anticipated, pending and existing contracts, including the ability to obtain awards of projects on which we bid or are otherwise discussing with customers;

•	Our ability to attract skilled labor and retain key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to these contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Adverse impacts from weather;

•	Our ability to generate internal growth;

•	Competition in our business, including our ability to effectively compete for new projects and market share;

•	Potential failure of renewable energy initiatives, the economic stimulus package or other existing or potential legislative actions to result in increased demand for our services;

•	Liabilities associated with multi-employer pension plans, including underfunding of liabilities and termination or withdrawal liabilities;

•	The possibility of further increases in the liability associated with our withdrawal from a multi-employer pension plan;

•	Liabilities for claims that are self-insured or not insured;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims asserted against us;

•	The outcome of pending or threatened litigation;

•	Risks relating to the potential unavailability or cancellation of third party insurance, the exclusion of coverage for certain losses, and potential increases in premiums for coverage deemed beneficial to us;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Loss of customers with whom we have long-standing or significant relationships;

•	The potential that participation in joint ventures exposes us to liability and/or harm to our reputation for acts or omissions by our partners;

•	Our inability or failure to comply with the terms of our contracts, which may result in unexcused delays, warranty claims, failure to meet performance guarantees, damages or contract terminations;

•	The effect of natural gas, natural gas liquids and oil prices on our customers’ capital programs and the resulting impact on demand for our services;

•	The future development of natural resources in shale formations;

•	The inability of our customers to pay for services;

•	The failure to recover on payment claims against project owners or to obtain adequate compensation for customer-requested change orders;

•	The failure of our customers to comply with regulatory requirements applicable to their projects, including those related to awards of stimulus funds, which may result in project delays and cancellations;

•	Budgetary or other constraints that may reduce or eliminate tax incentives for or government funding of projects, including stimulus projects, which may result in project delays or cancellations;

•	Estimates and assumptions in determining our financial results and backlog;

•	Our ability to realize our backlog;

•	Risks associated with operating in international markets, including instability of foreign governments, currency fluctuations, tax and investment strategies and compliance with the laws of foreign jurisdictions, as well as the U.S. Foreign Corrupt Practices Act and other applicable anti-bribery and anti-corruption laws;

•	Our ability to successfully identify, complete, integrate and realize synergies from acquisitions;

•	The potential adverse impact resulting from uncertainty surrounding acquisitions, including the ability to retain key personnel from the acquired businesses and the potential increase in risks already existing in our operations;

•	The adverse impact of impairments of goodwill, receivables and other intangible assets or investments;

•	Our growth outpacing our decentralized management and infrastructure;

•	Requirements relating to governmental regulation and changes thereto;

•	Inability to enforce our intellectual property rights or the obsolescence of such rights;

•	Risks related to the implementation of an information technology solution;

•	The impact of our unionized workforce on our operations, including labor stoppages or interruptions due to strikes or lockouts;

•	Potential liabilities relating to occupational health and safety matters;

•	Our dependence on suppliers, subcontractors and equipment manufacturers;

•	Risks associated with our fiber optic licensing business, including regulatory and tax changes and the potential inability to realize a return on our capital investments;

•	Beliefs and assumptions about the collectability of receivables;

•	The cost of borrowing, availability of credit, fluctuations in the price and volume of our common stock, debt covenant compliance, interest rate fluctuations and other factors affecting our financing and investing activities;

•	The ability to access sufficient funding to finance desired growth and operations;

•	Our ability to obtain performance bonds;

•	Potential exposure to environmental liabilities;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	Rapid technological and structural changes that could reduce the demand for our services;

•	The impact of increased healthcare costs arising from healthcare reform legislation;

•	The impact of significant fluctuations in foreign currency exchange rates; and

•	The other risks and uncertainties as are described elsewhere herein and under Item 1A. Risk Factors in this report on Form 10-K and as may be detailed from time to time in our other public filings with the SEC.

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

Interest Rate Risk. As of December 31, 2014, we had no derivative financial instruments to manage interest rate risk. As such, we were exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of December 31, 2014, the fair value of our variable rate debt of $68.8 million approximated book value. Our weighted average interest rate for the year ended December 31, 2014 was 2.71%. The effect on our pretax earnings of a hypothetical 50 basis point increase or decrease in variable interest rates would be negligible.

Foreign Currency Risk. We conduct operations primarily in the United States, Canada and Australia, and our financial performance is subject to fluctuation due to changes in foreign currency exchange rates relative to the U.S. dollar. We are subject to foreign currency risk with respect to sales, purchases and borrowings that are denominated in a currency other than the respective functional currencies of our operating units. To minimize the risk from changes in foreign currency exchange rates, we may enter into foreign currency derivative contracts to hedge our currency risk on a cash flow basis. There were no outstanding foreign currency derivative contracts at December 31, 2014.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

The effectiveness of Quanta Services, Inc.’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 excluded the nine acquisitions we completed in 2014. Such exclusion was in accordance with SEC guidance that an assessment of recently acquired businesses may be omitted in management’s report on internal control over financial reporting, provided the acquisition took place within twelve months of management’s evaluation. These acquisitions comprised approximately 9.7% of our consolidated assets at December 31, 2014 and 4.0% of our consolidated revenues for the year ended December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Quanta Services, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and equity, present fairly, in all material respects, the financial position of Quanta Services, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded its 2014 acquisitions from its assessment of internal control over financial reporting as of December 31, 2014 because these acquisitions were made by the Company through purchase business combinations during 2014. We have also excluded the Company’s 2014 acquisitions from our audit of internal control over financial reporting. The 2014 acquisitions of the Company and its related subsidiaries are wholly owned subsidiaries of the Company and have total assets and revenues which represent approximately 9.7% and 4.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 2, 2015

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except share information)
ASSETS
Current Assets:
Cash and cash equivalents	$190,515	$488,777
Accounts receivable, net of allowances of $6,174 and $5,215	1,812,539	1,439,115
Costs and estimated earnings in excess of billings on uncompleted contracts	290,447	213,478
Inventories	38,921	31,877
Prepaid expenses and other current assets	221,554	140,071

Total current assets	2,553,976	2,313,318
Property and equipment, net of accumulated depreciation of $739,545 and $631,939	1,480,128	1,205,608
Other assets, net	85,842	285,725
Other intangible assets, net of accumulated amortization of $255,858 and $223,355	260,593	207,877
Goodwill	1,931,485	1,780,717

Total assets	$6,312,024	$5,793,245

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$8,876	$1,181
Accounts payable and accrued expenses	877,336	802,180
Billings in excess of costs and estimated earnings on uncompleted contracts	251,113	239,106

Total current liabilities	1,137,325	1,042,467
Long-term debt and notes payable, net of current maturities	72,489	1,053
Deferred income taxes	300,516	244,256
Insurance and other non-current liabilities	276,154	264,150

Total liabilities	1,786,484	1,551,926
Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 226,194,656 and 224,968,797 shares issued, and 210,819,790 and 212,942,767 shares outstanding	2	2
Exchangeable Shares, no par value, 7,325,971 and 3,500,000 shares issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Series G Preferred Stock, $.00001 par value, 1 share and 0 shares authorized, issued and outstanding	—	—
Additional paid-in capital	3,592,906	3,416,585
Retained earnings	1,366,791	1,070,077
Accumulated other comprehensive income (loss)	(123,290)	(37,236)
Treasury stock, 15,374,866 and 12,026,030 common shares, at cost	(321,936)	(215,240)

Total stockholders’ equity	4,514,473	4,234,188
Non-controlling interests	11,067	7,131

Total equity	4,525,540	4,241,319

Total liabilities and equity	$6,312,024	$5,793,245

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share information)
Revenues	$7,851,250	$6,522,842	$5,920,269
Cost of services (including depreciation)	6,617,730	5,467,389	4,982,562

Gross profit	1,233,520	1,055,453	937,707
Selling, general and administrative expenses	722,038	501,010	434,894
Amortization of intangible assets	35,907	27,515	37,691

Operating income	475,575	526,928	465,122
Interest expense	(4,765)	(2,668)	(3,746)
Interest income	3,741	3,380	1,471
Equity in earnings (losses) of unconsolidated affiliates, including gain on sale of investment	(332)	112,744	2,084
Other income (expense), net	(1,102)	(1,135)	(351)

Income from continuing operations before income taxes	473,117	639,249	464,580
Provision for income taxes	157,408	217,940	158,859

Net income from continuing operations	315,709	421,309	305,721
Income (loss) from discontinued operations, net of taxes	(627)	—	16,935

Net income	315,082	421,309	322,656
Less: Net income attributable to non-controlling interests	18,368	19,388	16,027

Net income attributable to common stock	$296,714	$401,921	$306,629

Amounts attributable to common stock:
Net income from continuing operations	$297,341	$401,921	$289,694
Net income (loss) from discontinued operations	(627)	—	16,935

Net income attributable to common stock	$296,714	$401,921	$306,629

Earnings per share attributable to common stock — basic and diluted:
Continuing operations	$1.35	$1.87	$1.36
Discontinued operations	—	—	0.08

Net income attributable to common stock	$1.35	$1.87	$1.44

Shares used in computing earnings per share:
Weighted average basic shares outstanding	219,668	214,929	212,777

Weighted average diluted shares outstanding	219,690	214,978	212,835

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$315,082	$421,309	$322,656
Other comprehensive income (loss), net of tax provision:
Foreign currency translation adjustment, net of tax of $0, $0 and $0	(84,505)	(54,553)	13,949
Other, net of tax of $486, $(934) and $69	(1,549)	2,864	(206)

Other comprehensive income (loss)	(86,054)	(51,689)	13,743

Comprehensive income	229,028	369,620	336,399
Less: Comprehensive income attributable to non-controlling interests	18,368	19,388	16,027

Total comprehensive income attributable to Quanta stockholders	$210,660	$350,232	$320,372

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
		(In thousands)
Cash Flows from Operating Activities of Continuing Operations:
Net income	$315,082	$421,309	$322,656
(Income) loss from discontinued operations	627	—	(16,935)
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations —
Depreciation	158,110	134,110	120,303
Amortization of intangible assets	35,907	27,515	37,691
Equity in (earnings) losses of unconsolidated affiliates, including gain on sale of investment	332	(112,744)	(2,084)
Amortization of debt issuance costs	1,094	1,081	904
Amortization of deferred revenues	(10,087)	(9,025)	(10,149)
Gain on sale of property and equipment	(1,770)	(2,448)	(970)
Foreign currency loss	1,244	2,179	691
Provision for doubtful accounts	1,411	3,236	3,693
Provision for contract receivable	102,460	—	—
Non-cash portion of arbitration expense	10,518	—	—
Deferred income tax provision (benefit)	33,664	(16,470)	22,533
Non-cash stock-based compensation	39,030	35,876	25,990
Tax impact of stock-based equity awards	(1,563)	(3,723)	(297)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(231,974)	(74,249)	(341,825)
Costs and estimated earnings in excess of billings on uncompleted contracts	(53,428)	(47,281)	(150,486)
Inventories	(4,025)	5,986	26,435
Prepaid expenses and other current assets	(36,484)	(7,505)	(12,599)
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	(49,894)	36,015	123,143
Billings in excess of costs and estimated earnings on uncompleted contracts	5,699	48,849	26,624
Other, net	(5,129)	3,881	(8,479)

Net cash provided by operating activities of continuing operations	310,824	446,592	166,839

Cash Flows from Investing Activities of Continuing Operations:
Proceeds from sale of property and equipment	14,428	14,794	12,362
Additions of property and equipment	(301,476)	(263,558)	(209,445)
Cash paid for acquisitions, net of cash acquired	(262,218)	(283,837)	(68,727)
Investments in and return of equity from unconsolidated affiliates	(3,127)	186,185	(53,750)
Cash received from (paid for) other investments	6,214	(10,032)	—
Cash withdrawn from restricted cash	3,565	36,482	—
Cash paid for other intangibles	(252)	—	(1,541)

Net cash used in investing activities of continuing operations	(542,866)	(319,966)	(321,101)

Cash Flows from Financing Activities of Continuing Operations:
Borrowings under credit facility	938,047	341,730	1,052,700
Payments under credit facility	(866,224)	(341,730)	(1,052,700)
Borrowings of other long-term debt	394	23	—
Payments on other long-term debt	(30,448)	(556)	(56)
Borrowings of short-term debt	5,056	—	—
Debt issuance and amendment costs	—	(3,244)	—
Distributions to non-controlling interests	(14,432)	(17,625)	(17,970)
Tax impact of stock-based equity awards	1,563	3,723	297
Exercise of stock options	1,179	1,028	2,385
Repurchase of common stock	(93,482)	—	—

Net cash used in financing activities of continuing operations	(58,347)	(16,651)	(15,344)

Discontinued operations:
Net cash used in operating activities	—	—	(60,622)
Net cash provided by investing activities	—	—	307,522

Net cash provided by discontinued operations	—	—	246,900

Effect of foreign exchange rate changes on cash and cash equivalents	(7,873)	(15,899)	2,058
Net increase (decrease) in cash and cash equivalents	(298,262)	94,076	79,352
Cash and cash equivalents, beginning of year	488,777	394,701	315,349

Cash and cash equivalents, end of year	$190,515	$488,777	$394,701

Supplemental disclosure of cash flow information:
Cash (paid) received during the year for —
Interest paid	$(3,533)	$(1,586)	$(2,734)
Income taxes paid	(229,187)	(253,175)	(155,494)
Income tax refunds	7,376	1,826	4,106

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Exchangeable Shares		Series F Preferred Stock		Series G Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share information)
Balance, December 31, 2011	206,203,005	$2	3,909,110	$—	1	$—	—	$—	$3,216,206	$361,527	$710	$(196,493)	$3,381,952	$7,311	$3,389,263
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	13,743	—	13,743	—	13,743
Acquisitions	1,927,113	—	—	—	—	—	—	—	37,291	—	—	—	37,291	—	37,291
Restricted stock activity	915,816	—	—	—	—	—	—	—	31,501	—	—	(6,656)	24,845	—	24,845
Stock options exercised	224,652	—	—	—	—	—	—	—	2,385	—	—	—	2,385	—	2,385
Income tax expense from long-term incentive plans	—	—	—	—	—	—	—	—	(297)	—	—	—	(297)	—	(297)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,970)	(17,970)
Net income	—	—	—	—	—	—	—	—	—	306,629	—	—	306,629	16,027	322,656

Balance, December 31, 2012	209,270,586	2	3,909,110	—	1	—	—	—	3,287,086	668,156	14,453	(203,149)	3,766,548	5,368	3,771,916
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(51,689)	—	(51,689)	—	(51,689)
Acquisitions	3,547,482	—	—	—	—	—	—	—	88,896	—	—	—	88,896	—	88,896
Restricted stock activity	(358,753)	—	—	—	—	—	—	—	35,876	—	—	(12,091)	23,785	—	23,785
Stock options exercised	74,342	—	—	—	—	—	—	—	1,028	—	—	—	1,028	—	1,028
Exchange of exchangeable shares	409,110	—	(409,110)	—	—	—	—	—	—	—	—	—	—	—	—
Income tax expense from long-term incentive plans	—	—	—	—	—	—	—	—	3,699	—	—	—	3,699	—	3,699
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,625)	(17,625)
Net income	—	—	—	—	—	—	—	—	—	401,921	—	—	401,921	19,388	421,309

Balance, December 31, 2013	212,942,767	2	3,500,000	—	1	—	—	—	3,416,585	1,070,077	(37,236)	(215,240)	4,234,188	7,131	4,241,319
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(86,054)	—	(86,054)	—	(86,054)
Acquisitions	686,382	—	3,825,971	—	—	—	1	—	134,538	—	—	—	134,538	—	134,538
Restricted stock activity	95,475	—	—	—	—	—	—	—	39,030	—	—	(12,340)	26,690	—	26,690
Stock options exercised	91,444	—	—	—	—	—	—	—	1,179	—	—	—	1,179	—	1,179
Income tax benefit from long-term incentive plans	—	—	—	—	—	—	—	—	700	—	—	—	700	—	700
Common stock repurchases	(2,996,278)	—	—	—	—	—	—	—	—	—	—	(93,482)	(93,482)	—	(93,482)
Deferral plan shares	—	—	—	—	—	—	—	—	874	—	—	(874)	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,432)	(14,432)
Net income	—	—	—	—	—	—	—	—	—	296,714	—	—	296,714	18,368	315,082

Balance, December 31, 2014	210,819,790	$2	7,325,971	$—	1	$—	1	$—	$3,592,906	$1,366,791	$(123,290)	$(321,936)	$4,514,473	$11,067	$4,525,540

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

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

Acquisitions

During 2014, Quanta completed nine acquisitions, which enabled Quanta to further enhance its electric power and oil and gas infrastructure service offerings in the United States and Canada and expand its capabilities in Australia to include electric power infrastructure service offerings. These acquisitions included four electric power infrastructure services companies located in Canada; two oil and gas infrastructure services businesses located in Canada; an electric power infrastructure services company located in Australia; a U.S. based general engineering and construction company specializing in hydrant fueling, waterfront and utility construction for the U.S. Department of Defense that is generally included in Quanta’s Oil and Gas Infrastructure Services segment; and a geotechnical and geological engineering services company based in the United States that is generally included in Quanta’s Electric Power Infrastructure Services segment. During 2013, Quanta acquired six businesses, which included three electric power infrastructure services companies and three oil and gas infrastructure services companies based throughout the United States, Canada and Australia. During 2012, Quanta acquired four businesses, which included one electric power infrastructure services company based in Canada, two electric power infrastructure services companies based in the United States and one oil and gas infrastructure services company based in the United States.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses recognized during the periods presented. Quanta reviews all

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, equity and other investments, loan receivables, purchase price allocations, liabilities for self-insured and other claims and guarantees, multi-employer pension plan withdrawal liabilities, revenue recognition for construction contracts inclusive of contractual change orders and claims, revenue recognition for fiber optic licensing, share-based compensation, operating results of reportable segments, as well as the provision for income taxes and the calculation of uncertain tax positions.

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $190.5 million and $488.8 million as of December 31, 2014 and 2013. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which are carried at fair value. At December 31, 2014 and 2013, cash equivalents were $107.6 million and $247.8 million and consisted primarily of money market mutual funds and are discussed further in Fair Value Measurements below. As of December 31, 2014 and 2013, cash and cash equivalents held in domestic bank accounts were approximately $127.2 million and $236.7 million, and cash and cash equivalents held in foreign bank accounts were approximately $63.3 million and $252.1 million. As of December 31, 2014 and 2013, cash and cash equivalents held by Quanta’s investments in joint ventures, which are either consolidated or proportionately consolidated, were approximately $19.1 million and $18.9 million. Quanta has no rights with respect to the joint ventures’ cash except as permitted pursuant to their respective partnership agreements.

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates regarding, among other factors, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions, the ongoing relationship with the customer and uncertainties related to the resolution of disputed matters. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect Quanta’s ability to collect amounts due from them. As of December 31, 2014 and 2013, Quanta had allowances for doubtful accounts on current receivables of approximately $6.2 million and $5.2 million.

Long-term accounts receivable are included within other assets, net on the consolidated balance sheets. Within this balance at December 31, 2013 was a long-term contract receivable previously recorded in the amount of approximately $165 million attributable to recognized contract price adjustments related to a change order from the Sunrise Powerlink project, an electric power infrastructure services project completed in 2012 by PAR Electrical Contractors, Inc. (PAR), a wholly owned subsidiary of Quanta, for San Diego Gas and Electric Company (SDG&E). This receivable was the subject of a recently settled arbitration proceeding discussed further

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in Legal Proceedings — Sunrise Powerlink Arbitration in Note 15. In December 2014, the parties reached an agreement to settle the arbitration under terms providing for a cash payment by SDG&E to PAR in the amount of $65 million, representing the final amount to compensate PAR for substantially all of the unpaid portion of its costs incurred on the project. Accordingly, a provision of $102.5 million was recognized in 2014 as a charge to selling, general and administrative expense, and the remaining balance of $65 million was reclassified to accounts receivable, leaving no balance remaining in other assets, net related to the Sunrise Powerlink project as of December 31, 2014. Payment was received in January 2015, and the arbitration was dismissed shortly thereafter.

Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of December 31, 2014 and 2013 were approximately $307.3 million and $194.5 million and were included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months were included in other assets, net, and as of December 31, 2014 and 2013 were $19.6 million and $50.8 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 2014 and 2013, the balances of unbilled receivables included in accounts receivable were approximately $165.5 million and $179.2 million.

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

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense related to property and equipment was approximately $158.1 million, $134.1 million and $120.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Quanta capitalizes costs associated with internally developed or constructed assets primarily associated with fiber optic licensing networks. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use assets, as well as payroll and payroll-related expenses for employees who

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are directly associated with and devote time to placing the assets into service. Capitalization of such costs is recorded to construction work-in-process beginning when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose, at which point in time the asset is placed into service. As of December 31, 2014 and 2013, approximately $30.6 million and $32.4 million related to fiber optic licensing networks were recorded in construction work-in-process. These capitalized costs are depreciated on a straight-line basis over the economic useful life of the asset, beginning when the asset is ready for its intended use. Accrued capital expenditures were $11.8 million and $0.6 million as of December 31, 2014 and 2013, and the impact of these items has been excluded from Quanta’s capital expenditures on its consolidated statements of cash flows due to their non-cash nature.

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated over the adjusted remaining useful lives of the assets. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in selling, general and administrative expenses.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. Although no such events occurred during the years ended December 31, 2014, 2013 and 2012, if an evaluation is required, management would assess whether the carrying value of the asset group is recoverable by comparing the sum of the undiscounted cash flows to the carrying value of the asset group. If the asset is not recoverable, management compares the estimated fair value of the asset to the asset’s carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value in the period incurred.

Other Assets, Net

Other assets, net consists primarily of long-term receivables, debt issuance costs, non-current inventory, equity and other investments, refundable security deposits for leased properties and insurance claims in excess of deductibles that are due from Quanta’s insurers. Included in the long-term receivables balance at December 31, 2013 was approximately $165 million related to the Sunrise Powerlink project. In 2014, Quanta recorded $102.5 million to provision for long-term contract receivable associated with the Sunrise Powerlink project receivable. The remaining balance of $65 million was reclassified to accounts receivable in the fourth quarter of 2014 as a result of the settlement of the arbitration in December 2014 and collection of the receivable in January 2015. Accordingly, as of December 31, 2014, there was no balance remaining in other assets, net related to the Sunrise Powerlink project. For additional information on this receivable and the associated arbitration proceeding, see Legal Proceedings — Sunrise Powerlink Arbitration in Note 15.

Debt Issuance Costs

Capitalized debt issuance costs related to Quanta’s credit facility and any other debt outstanding at a given balance sheet date are included in other assets, net and are amortized into interest expense on a straight-line basis over the terms of the respective agreements giving rise to the debt issuance costs, which Quanta believes approximates the effective interest rate method. During 2013, Quanta incurred $3.2 million of debt issuance costs related to the amendment and restatement of its credit agreement and recorded $0.2 million of charges to interest expense for the write-off of a portion of the debt issuance costs related to the prior facilities. As of December 31, 2014 and 2013, capitalized debt issuance costs were $7.6 million, with accumulated amortization of $3.5 million

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $2.4 million. For the years ended December 31, 2014, 2013 and 2012, amortization expense related to capitalized debt issuance costs was $1.1 million, $1.1 million and $0.9 million, respectively.

Goodwill and Other Intangibles

Quanta has recorded goodwill in connection with its historical acquisitions of companies. Upon acquisition, these companies have been either combined into one of Quanta’s existing operating units or managed on a stand-alone basis as an individual operating unit. Goodwill recorded in connection with these acquisitions is subject to an annual assessment for impairment, which Quanta performs at the operating unit level for each operating unit that carries a balance of goodwill. Each of Quanta’s operating units is organized into one of three internal divisions: the Electric Power Division, the Oil and Gas Infrastructure Division or the Fiber Optic Licensing Division. As most of the companies acquired by Quanta provide multiple types of services for multiple types of customers, these divisional designations are based on the predominant type of work performed by each operating unit at the point in time the divisional designation is made. Goodwill is required to be measured for impairment at the reporting unit level, which represents the operating segment level or one level below the operating segment level for which discrete financial information is available. Quanta has determined that its individual operating units represent its reporting units for the purpose of assessing goodwill impairments.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The projected cash flows and estimated levels of EBITDA by reporting unit were used to determine fair value under the three approaches discussed herein. The following table presents the significant estimates used by management in determining the fair values of Quanta’s reporting units at December 31, 2014, 2013 and 2012:

	Operating Units Providing Predominantly Electric Power and Oil and Gas Infrastructure Services			Operating Unit Providing Fiber Optic Licensing
	2014	2013	2012	2014	2013	2012
Years of cash flows before terminal value	5	5	5	15	15	15
Discount rates	12% to 14%	12% to 14%	12% to 13%	12%	12%	12%
EBITDA multiples	5.0 to 6.0	5.0 to 8.0	4.5 to 8.0	9.5	9.5	9.5
Weighting of three approaches:
Discounted cash flows	70%	70%	70%	90%	90%	90%
Market multiple	15%	15%	15%	5%	5%	5%
Market capitalization	15%	15%	15%	5%	5%	5%

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

During the fourth quarter of 2014, a two-step fair-value based goodwill impairment analysis was performed for each of Quanta’s reporting units, and no reporting units were evaluated solely on a qualitative basis. The analysis indicated that the implied fair value of each of Quanta’s reporting units, other than recently acquired reporting units, was substantially in excess of its carrying value. Following the analysis, management concluded that no impairment was indicated at any reporting unit. As discussed generally above, when evaluating the 2014 step one impairment test results, management considered many factors in determining whether or not an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment in which Quanta’s reporting units were operating. Additionally, management considered the sensitivity of its fair value estimates to changes in certain valuation assumptions and, after giving consideration to at least a 10% decrease in the fair value of each of Quanta’s reporting units, the

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results of the assessment at December 31, 2014 did not change. However, circumstances such as market declines, unfavorable economic conditions, the loss of a major customer or other factors could impact the valuation of goodwill in future periods.

The goodwill analysis performed for each reporting unit was based on estimates and industry comparables obtained from the electric power, oil and gas and fiber optic licensing industries, and no impairment was indicated. The 15-year discounted cash flow model used for fiber optic licensing is based on the long-term nature of the underlying fiber optic network licensing agreements.

Quanta assigned a higher weighting to the discounted cash flow approach in all periods to reflect increased expectations of market value being determined from a “held and used” model. As stated previously, cash flows are derived from budgeted amounts and operating forecasts that have been evaluated by management. In connection with the 2014 assessment, projected annual growth rates by reporting unit varied widely with ranges from 0% to 71% for reporting units in the Electric Power and the Oil and Gas Divisions and 4% to 12% for the reporting unit in the Fiber Optic Licensing Division.

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

Investments in entities of which Quanta is not the primary beneficiary, but over which Quanta has the ability to exercise significant influence, are accounted for using the equity method of accounting. Quanta’s share of net income or losses from unconsolidated equity investments is included in equity in earnings (losses) of unconsolidated affiliates in the consolidated statements of operations when applicable. Equity investments are reviewed for impairment by assessing whether any decline in the fair value of the investment below the carrying value is other than temporary. In making this determination, factors such as the ability to recover the carrying amount of the investment and the inability of the investee to sustain an earnings capacity are evaluated in determining whether a loss in value should be recognized. Any impairment losses would be recognized in other expense. Equity method investments are carried at original cost and are included in other assets, net in the consolidated balance sheet and are adjusted for Quanta’s proportionate share of the investees’ income, losses and distributions.

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

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate Quanta for services rendered, which may be measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the material associated with Quanta’s work is owner-furnished and

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is therefore not included in contract revenues and costs. The cost estimation process is based on professional knowledge and experience of Quanta’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore Quanta’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. These factors are routinely evaluated on a project by project basis throughout the project term, and the impact of corresponding revisions in management’s estimates of contract value, contract cost and contract profit are recorded as necessary in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. Quanta’s operating results for the year ended December 31, 2014 and 2013 were impacted by less than 5% as a result of changes in contract estimates related to projects that were in progress at December 31, 2013 and 2012.

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

As of December 31, 2014 and 2013, Quanta had approximately $106.8 million and $75.5 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

As of December 31, 2013 and throughout most of 2014, Quanta also had previously recognized contract price adjustments related to a change order from the Sunrise Powerlink project of approximately $165 million. In October 2013, PAR initiated arbitration proceedings against SDG&E pursuant to a contractually agreed upon dispute resolution process to collect amounts due for this project. In December 2014, Quanta and SDG&E reached an agreement to settle the arbitration under terms providing for a cash payment by SDG&E in the amount of $65 million, representing the final amount to compensate Quanta/PAR for substantially all of the unpaid portion of costs incurred by Quanta/PAR on the project. As a result, during the third and fourth quarters of 2014, Quanta recorded a provision in the aggregate amount of $102.5 million against the recorded value of this asset. See Legal Proceedings—Sunrise Powerlink Arbitration in Note 15 for additional information.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiber Optic Licensing — The fiber optic licensing business constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of December 31, 2014 and 2013, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $56.5 million and $48.8 million and were recognized as deferred revenue, with $48.2 million and $40.2 million considered to be long-term and included in other non-current liabilities. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at December 31, 2014 were as follows (in thousands):

Minimum Future Licensing Revenues
Year Ending December 31 —
2015	$90,549
2016	74,933
2017	62,348
2018	48,950
2019	32,775
Thereafter	124,739

Fixed non-cancelable minimum licensing revenues	$434,294

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

As of December 31, 2014, the total amount of unrecognized tax benefits relating to uncertain tax positions was $51.1 million, an increase from December 31, 2013 of $2.2 million. This increase in unrecognized tax benefits resulted from a $9.2 million increase due to tax positions expected to be taken for 2014 and a $2.4 million increase due to tax positions taken in prior years, partially offset by a $9.4 million decrease due to the

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expiration of certain statute of limitations periods associated with the 2010 tax year. Quanta is currently under examination by the Internal Revenue Service (IRS) for calendar years 2011 and 2012 and remains open to examination by the IRS for tax years 2013 through 2014 as these statute of limitations periods have not yet expired. Additionally, certain subsidiaries are under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $10.3 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.

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

Self-Insurance

Quanta is insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Under these programs, the deductibles for general liability and auto liability were $10.0 million per occurrence, the deductible for workers’ compensation was $5.0 million per occurrence, and the deductible for employer’s liability was $1.0 million per occurrence for the 2014-2015 and the 2013-2014 policy years. For the 2012-2013 policy year, deductibles for general liability, auto liability and workers’ compensation were $5.0 million per occurrence, and the deductible for employer’s liability was $1.0 million per occurrence. Quanta is generally self-insured for all claims that do not exceed the amount of the applicable deductible. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

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

Stock-Based Compensation

Quanta recognizes compensation expense for restricted stock, restricted stock units (RSUs) and performance units to be settled in common stock based on the fair value of the awards granted at the date of grant, net of estimated forfeitures. The fair value of restricted stock awards, RSUs and performance units to be settled in common stock is determined based on the number of shares or RSUs or performance units granted and the closing price of Quanta’s common stock on the date of grant. An estimate of future forfeitures is required in determining the period expense. Quanta uses historical data to estimate the forfeiture rate; however, these estimates are subject to change and may impact the value that will ultimately be realized as compensation expense. The resulting compensation expense from discretionary awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, while compensation expense from performance-based awards is recognized using the graded vesting method over the requisite service period. Restricted stock awards, RSUs and performance units to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting. During the restriction period, holders of restricted stock are entitled to vote and receive dividends on such shares. The cash flows resulting from the tax deductions in excess of the compensation expense recognized for restricted stock, RSUs and performance units to be settled in common stock and stock options (excess tax benefit) are classified as financing cash flows.

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

For forward contracts that qualify as cash flow hedges, Quanta accounts for the change in fair value of the forward contracts directly in equity as part of accumulated other comprehensive income (loss). Any ineffective portion of cash flow hedges is recognized in earnings in the period in which ineffectiveness occurs. For instance, if a forward contract is discontinued as a cash flow hedge because it is probable that the original forecasted transaction will not occur by the end of the originally specified time period, the related amounts in accumulated other comprehensive income (loss) would be reclassified to other income (expense) in the consolidated statement of operations in the period such determination is made. When a forecasted transaction occurs, the portion of the accumulated gain or loss applicable to the forecasted transaction is reclassified from equity to earnings. Changes in fair value related to transactions that do not meet the criteria for cash flow hedge accounting are recorded in the consolidated statements of operations and are included in other income (expense).

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

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of variable rate debt also approximates fair value. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents were categorized as Level 1 assets at December 31, 2014 and 2013, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

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

Quanta uses fair value measurements on a routine basis in its assessment of assets classified as goodwill, other intangible assets and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended December 31, 2014, the carrying amounts of such assets, including goodwill, were compared to their fair values. The inputs used for fair value measurements for goodwill, other intangible assets and long-lived assets held and used are the lowest level (Level 3) inputs, and Quanta uses the assistance of third party specialists to develop valuation assumptions.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Standards Not Yet Adopted

In April 2014, the FASB issued an update that changes the requirement for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the entity or group of components of an entity meets the criteria to be classified as held for sale or when it is disposed of by sale or other than by sale. The update also requires additional disclosures about discontinued operations, a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, and an entity’s significant continuing involvement with a discontinued operation. The update is effective prospectively for fiscal years beginning on or after December 15, 2014, including interim periods within that year. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously issued financial statements. Quanta adopted this guidance effective January 1, 2015. This guidance will impact the disclosure and presentation of how Quanta reports any future disposals of components or groups of components of its business.

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

In August 2014, the FASB issued guidance to address the diversity in practice in determining when there is substantial doubt about an entity’s ability to continue as a going concern and when and how an entity must disclose certain relevant conditions and events. This update requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued). If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions or events. The guidance is effective for annual and interim periods ending after December 15, 2016. This guidance will impact the disclosure and presentation of how Quanta reports any substantial doubt about its ability to continue as a going concern, if such substantial doubt were to exist. Quanta will adopt this guidance effective January 1, 2017.

In February 2015, the FASB issued an update which amends existing consolidation guidance, including amending the guidance related to determining whether an entity is a variable interest entity. The update is effective for interim and annual periods beginning after December 15, 2015, although early adoption is permitted. The guidance may be applied using a modified retrospective approach whereby the entity records a cumulative effect of adoption at the beginning of the fiscal year of initial application. A reporting entity may also

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

apply the amendments on a full retrospective basis. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements.

4.	DISCONTINUED OPERATIONS:

On December 3, 2012, Quanta sold substantially all of its domestic telecommunications infrastructure services operations and related subsidiaries for net proceeds of approximately $265.0 million. Quanta recognized a pre-tax gain of approximately $18.0 million and a corresponding tax expense of approximately $32.2 million, which resulted in a loss on the sale, net of tax, of $14.2 million in the fourth quarter of 2012. Quanta has presented the results of operations, financial position and cash flows of such telecommunications subsidiaries as discontinued operations in the accompanying consolidated financial statements. The results of operations of these telecommunications subsidiaries were previously included primarily in the Telecommunications Infrastructure Services segment.

Summarized financial information for discontinued operations is shown below (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Revenues	$—	$—	$493,233

Income (loss) from discontinued operations before taxes	$(1,014)	$—	$46,576
Gain on disposal of discontinued operations before taxes	—	—	17,962
(Provision) benefit for income taxes	387	—	(47,603)

Income (loss) from discontinued operations, net of taxes	$(627)	$—	$16,935

In connection with the sale of the telecommunications operations, Quanta remained liable for all income related taxes and insured claims against the subsidiaries outstanding or arising as of December 3, 2012. Additionally, Quanta accelerated the vesting of unvested shares of restricted stock held by certain employees of the disposed telecommunications subsidiaries on December 3, 2012, the closing date of the sale. Accordingly, Quanta recorded incremental expense related to this accelerated vesting of $3.7 million during the fourth quarter of 2012. This incremental expense is included in income from discontinued operations, net of taxes in the accompanying consolidated statement of operations for the year ended December 31, 2012.

During the year ended December 31, 2014, legal fees of $1.0 million were accrued related to an ongoing legal matter. See Legal Proceedings — Lorenzo Benton v. Telecom Network Specialists, Inc., et al. in Note 15 for additional information.

5.	ACQUISITIONS:

2014 Acquisitions

During 2014, Quanta completed nine acquisitions, which enabled Quanta to further enhance its electric power and oil and gas infrastructure service offerings in the United States and Canada and expand its capabilities in Australia to include electric power infrastructure service offerings. These acquisitions included four electric power infrastructure services companies located in Canada; two oil and gas infrastructure services businesses located in Canada; an electric power infrastructure services company located in Australia; a U.S. based general engineering and construction company specializing in hydrant fueling, waterfront and utility construction for the U.S. Department of Defense that is generally included in Quanta’s Oil and Gas Infrastructure Services segment;

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and a geotechnical and geological engineering services company based in the United States that is generally included in Quanta’s Electric Power Infrastructure Services segment. The aggregate consideration paid for these acquisitions consisted of approximately $284.3 million in cash, 686,382 shares of Quanta common stock and 3,825,971 exchangeable shares of Canadian subsidiaries of Quanta that are exchangeable on a one-for-one basis for Quanta common stock. The exchangeable shares provide holders with rights equivalent to Quanta common stockholders with respect to dividends and other economic rights. In addition, Quanta issued one share of Series G preferred stock associated with 899,858 of the exchangeable shares, which generally votes on the same matters as Quanta common stock and is entitled to a number of votes equal to the number of such exchangeable shares outstanding at that time. The exchangeable shares not associated with preferred stock do not have voting rights. The aggregate value of the securities issued related to 2014 acquisitions on the respective closing or settlement dates of the acquisitions, totaled approximately $134.5 million. As these transactions were effective during 2014, the results of each acquired company have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition.

Quanta is in the process of finalizing its assessments of the fair values of acquired assets and assumed liabilities related to the third and fourth quarter 2014 acquisitions, and further adjustments to the purchase price allocations may occur. Quanta expects to complete the purchase accounting process as soon as practicable but no later than one year from the respective acquisition dates. The aggregate purchase consideration related to the third and fourth quarter 2014 acquisitions was preliminarily allocated to acquired assets and assumed liabilities, which resulted in a preliminary allocation of approximately $106.9 million of net tangible assets, $116.1 million of goodwill and $73.9 million of other intangible assets.

2013 Acquisitions

During 2013, Quanta acquired six businesses, which enabled Quanta to further enhance its electric power infrastructure and oil and gas infrastructure service offerings in the United States, Canada and Australia. The aggregate consideration paid for these acquisitions consisted of approximately $341.1 million in cash and 3,547,482 shares of Quanta common stock valued, as of the respective dates of issuance, at approximately $88.9 million. The results for each company have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition.

2012 Acquisitions

During 2012, Quanta acquired four businesses, which enabled Quanta to expand its electric power infrastructure services in Canada and its electric power infrastructure services and oil and gas infrastructure service offerings in the U.S. The aggregate consideration for these acquisitions consisted of approximately $57.5 million in cash, 1,927,113 shares of Quanta common stock valued at approximately $37.3 million, as of the respective dates of acquisition, and the repayment of $11.0 million in debt. The results for each company have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2014, 2013 and 2012 Acquisitions

The following table summarizes the aggregate consideration paid or payable as of December 31, 2014 for the 2014 and 2013 acquisitions and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates. This allocation requires a significant use of estimates and is based on information that was available to management at the time these consolidated financial statements were prepared (in thousands).

	2014	2013
Consideration:
Value of Quanta common stock and exchangeable shares issued	$134,538	$88,895
Cash paid or payable	284,312	341,064

Fair value of total consideration transferred	$418,850	$429,959

Current assets	$172,298	$193,895
Property and equipment	159,186	60,988
Other assets	3,500	1,009
Identifiable intangible assets	96,302	55,124
Current liabilities	(144,252)	(127,430)
Deferred tax liabilities, net	(37,743)	(4,083)
Other long-term liabilities	(4,926)	(5,350)

Total identifiable net assets	244,365	174,153
Goodwill	174,485	255,806

	$418,850	$429,959

The fair value of current assets acquired in 2014 included accounts receivable with a fair value of $117.0 million. The fair value of current assets acquired in 2013 included accounts receivable with a fair value of $83.9 million.

Goodwill represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed. The 2014, 2013 and 2012 acquisitions strategically expanded Quanta’s Canadian, Australian and domestic electric power and oil and gas service offerings, which Quanta believes contributes to the recognition of the goodwill. In connection with the 2014 acquisitions, goodwill of $71.5 million was recorded for reporting units included within Quanta’s Electric Power Division and $103.0 million was recorded for reporting units included within Quanta’s Oil and Gas Infrastructure Division on the dates of acquisition. In connection with the 2013 acquisitions, goodwill of $112.5 million was recorded for reporting units included within Quanta’s Electric Power Division and $143.3 million was recorded for reporting units included within Quanta’s Oil and Gas Infrastructure Division on the dates of acquisition. In connection with the 2012 acquisitions, goodwill of $57.5 million was recorded for reporting units included within Quanta’s Electric Power Division and $7.3 million was recorded for the reporting unit included within Quanta’s Oil and Gas Infrastructure Division on the dates of acquisition. Goodwill of approximately $30.1 million and $213.6 million is expected to be deductible for income tax purposes related to the businesses acquired in 2014 and 2013.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair values of identifiable intangible assets and the related weighted average amortization periods by type as of the respective acquisition dates for the 2014 acquisitions (in thousands, except for weighted average amortization periods, which are in years).

	Estimated Fair Value at Acquisition Date	Weighted Average Amortization Period at Acquisition Date

Customer relationships	$65,243	12.2
Backlog	17,059	1.1
Trade names	10,436	9.7
Non-compete agreements	3,160	5.0
Patented rights and developed technology	404	10.0

Total intangible assets subject to amortization acquired in 2014 acquisitions	$96,302	9.7

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

	Year Ended December 31,
	2014	2013	2012
Revenues	$8,391,061	$7,740,575	$6,477,648
Gross profit	$1,267,778	$1,254,211	$1,060,370
Selling, general and administrative expenses	$737,488	$579,818	$478,184
Amortization of intangible assets	$43,658	$52,405	$52,339
Net income from continuing operations	$322,358	$481,263	$344,925
Net income from continuing operations attributable to common stock	$303,990	$461,875	$328,898
Earnings per share from continuing operations attributable to common stock — basic and diluted	$1.37	$2.08	$1.52

The pro forma combined results of operations for the years ended December 31, 2014 and 2013 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2014 acquisitions as if they occurred January 1, 2013. The pro forma combined results of operations for the year ended December 31, 2013 have also been prepared by adjusting the historical results of Quanta to include the historical results of the 2013 acquisitions as if they occurred January 1, 2012. The pro forma combined results of operations for the year ended December 31, 2012 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2013 acquisitions as if they occurred January 1, 2012 and the historical results of the 2012 acquisitions as if it occurred January 1, 2011. These pro forma combined historical results were then adjusted for the following: a reduction of interest expense as a result of the repayment of outstanding indebtedness, a reduction of interest income as a result of the cash consideration paid net of cash received, an increase in amortization expense due to the incremental intangible assets recorded related to the 2014, 2013 and 2012 acquisitions, an increase or decrease in depreciation expense within cost of services related to the net impact of adjusting acquired property and equipment to the acquisition date fair value and conforming depreciable lives with Quanta’s accounting policies, an increase in the number of outstanding shares of Quanta common stock and certain reclassifications to conform the acquired companies’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from the 2014, 2013 and 2012 acquisitions. As noted

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

Revenues of approximately $314.1 million and income from continuing operations before income taxes of approximately $3.4 million, which included $11.6 million of acquisition costs, were included in Quanta’s consolidated results of operations for the year ended December 31, 2014 related to the nine 2014 acquisitions following their respective dates of acquisition. Additionally, revenues of approximately $251.3 million and income from continuing operations before income taxes of approximately $18.2 million are included in Quanta’s consolidated results of operations for the year ended December 31, 2013 related to the six 2013 acquisitions following their respective dates of acquisition. Additionally, revenues of approximately $125.7 million and income from continuing operations before income taxes of approximately $6.2 million are included in Quanta’s consolidated results of operations for the year ended December 31, 2012 related to the four 2012 acquisitions following their respective dates of acquisition.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Division	Oil and Gas Infrastructure Division	Fiber Optic Licensing Division	Total
Goodwill balance at December 31, 2012	$1,065,152	$137,703	$334,790	$1,537,645
Goodwill acquired during 2013	112,549	143,257	—	255,806
Foreign currency translation adjustment related to goodwill	(9,617)	(3,117)	—	(12,734)

Goodwill balance at December 31, 2013	1,168,084	277,843	334,790	1,780,717
Goodwill acquired during 2014	71,517	102,968	—	174,485
Foreign currency translation adjustment related to goodwill	(16,377)	(7,340)	—	(23,717)

Goodwill balance at December 31, 2014	$1,223,224	$373,471	$334,790	$1,931,485

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta’s intangible assets subject to amortization and the remaining weighted average amortization periods related to such assets were as follows (in thousands except for weighted average amortization periods, which are in years):

	As of December 31, 2014			As of December 31, 2013			As of December 31, 2014
	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$257,380	$(74,289)	$183,091	$199,224	$(59,417)	$139,807	10.2
Backlog	151,404	(138,460)	12,944	136,831	(127,233)	9,598	1.3
Trade names	49,664	(6,278)	43,386	40,342	(4,228)	36,114	20.0
Non-compete agreements	31,430	(25,136)	6,294	28,895	(22,860)	6,035	3.4
Patented rights and developed technology	22,073	(11,695)	10,378	21,440	(9,617)	11,823	4.6

Total intangible assets subject to amortization	$511,951	$(255,858)	$256,093	$426,732	$(223,355)	$203,377	11.0

Additionally, Quanta had $4.5 million of intangible assets not subject to amortization at December 31, 2014 and 2013.

Amortization expense for intangible assets was $35.9 million, $27.5 million and $37.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The estimated future aggregate amortization expense of intangible assets as of December 31, 2014 is set forth below (in thousands):

For the Fiscal Year Ending December 31,
2015	$34,823
2016	28,430
2017	24,553
2018	24,277
2019	23,508
Thereafter	120,502

Total	$256,093

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 are illustrated below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Amounts Attributable to Common Stock:
Net income from continuing operations	$297,341	$401,921	$289,694
Net income (loss) from discontinued operations	(627)	—	16,935

Net income attributable to common stock	$296,714	$401,921	$306,629

Weighted Average Shares:
Weighted average shares outstanding for basic earnings per share	219,668	214,929	212,777
Effect of dilutive stock options	22	49	58

Weighted average shares outstanding for diluted earnings per share	219,690	214,978	212,835

For purposes of calculating diluted earnings per share, there were no adjustments required to derive Quanta’s net income attributable to common stock. Outstanding exchangeable shares that were issued pursuant to certain of Quanta’s historical acquisitions (as further discussed in Note 11), which are exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in weighted average shares outstanding for basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 for the portion of the respective periods that they were outstanding.

8.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

Activity in Quanta’s current and long-term allowance for doubtful accounts consisted of the following (in thousands):

	December 31,
	2014	2013
Balance at beginning of year	$5,215	$5,447
Charged to bad debt expense and provision for long-term contract receivable	103,871	3,236
Deductions for uncollectible receivables written off, net of recoveries	(102,912)	(3,468)

Balance at end of year	$6,174	$5,215

Included in the 2014 amounts charged and written off was the $102.5 million charge to long-term contract receivable and subsequent write-off related to the Sunrise Powerlink project. See Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts in Note 2 for more information.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contracts in progress were as follows (in thousands):

	December 31,
	2014	2013
Costs incurred on contracts in progress	$6,603,351	$6,152,507
Estimated earnings, net of estimated losses	1,111,657	943,090

	7,715,008	7,095,597
Less — Billings to date	(7,675,674)	(7,121,225)

	$39,334	$(25,628)

Costs and estimated earnings in excess of billings on uncompleted contracts	$290,447	$213,478
Less — Billings in excess of costs and estimated earnings on uncompleted contracts	(251,113)	(239,106)

	$39,334	$(25,628)

Property and equipment consisted of the following (in thousands):

	Estimated Useful	December 31,
	Lives in Years	2014	2013
Land	N/A	$40,657	$30,743
Buildings and leasehold improvements	5-30	95,058	77,939
Operating equipment and vehicles	5-25	1,460,121	1,199,807
Fiber optic and related assets	5-20	431,690	377,551
Office equipment, furniture and fixtures and information technology systems	3-15	122,914	107,477
Construction work in progress	N/A	69,233	44,030

		2,219,673	1,837,547
Less — Accumulated depreciation and amortization		(739,545)	(631,939)

Property and equipment, net		$1,480,128	$1,205,608

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2014	2013
Accounts payable, trade	$487,790	$412,601
Accrued compensation and related expenses	166,331	163,000
Accrued insurance, current portion	49,309	44,608
Current deferred taxes	31,014	16,424
Deferred revenues, current portion	21,309	22,764
Income and franchise taxes payable	20,946	74,499
Other accrued expenses	100,637	68,284

	$877,336	$802,180

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	DEBT OBLIGATIONS:

Quanta’s long-term debt obligations consisted of the following (in thousands):

	December 31,
	2014	2013
Borrowings under credit facility	$68,793	$—
Other long-term debt, interest rates ranging from 1.4% to 4.3%	6,370	—
Capital leases, interest rates ranging from 6.0% to 7.3%	1,146	2,234

Total long-term debt obligations	76,309	2,234
Less — Current maturities of long-term debt	3,820	1,181

Total long-term debt obligations, net of current maturities	$72,489	$1,053

Quanta’s current maturities of long-term debt and short-term borrowings consisted of the following (in thousands):

	December 31,
	2014	2013
Short-term borrowings	$5,056	$—
Current maturities of long-term debt	3,820	1,181

Current maturities of long-term debt and short-term borrowings	$8,876	$1,181

Credit Facility

On October 30, 2013, Quanta entered into an amended and restated credit agreement with various lenders that provides for a $1.325 billion senior secured revolving credit facility maturing October 30, 2018. The entire amount available may be used for revolving loans and letters of credit in U.S. dollars. Up to $400.0 million may be used for revolving loans and letters of credit in certain currencies other than U.S. dollars. Swing line loans are limited to $50.0 million in U.S. dollars, $30.0 million in Canadian dollars and $20.0 million in Australian dollars. In addition, subject to the conditions specified in the credit agreement, Quanta has the option to increase the revolving commitments by up to $300.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes.

As of December 31, 2014, Quanta had approximately $336.7 million of outstanding letters of credit and bank guarantees, $225.1 million of which was denominated in U.S. dollars and $111.6 million of which was denominated in Australian or Canadian dollars, and $68.8 million of outstanding borrowings under the credit facility, all of which was denominated in Canadian dollars. The remaining $919.5 million was available for borrowings or issuing new letters of credit or bank guarantees. Information on borrowings under Quanta’s current and prior credit facility and the applicable interest rates during the years ended December 31, 2014 and 2013 is as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013
Maximum amount outstanding during the period	$130,856	$161,920
Average daily amount outstanding under the credit facility	$29,814	$14,482
Weighted-average interest rate	2.71%	2.12%

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective April 1, 2014, amounts borrowed under the credit agreement in U.S. dollars bear interest, at Quanta’s option, at a rate equal to either (i) the Eurocurrency Rate (as defined in the credit agreement) plus 1.125% to 2.125%, as determined based on Quanta’s Consolidated Leverage Ratio (as described below), or (ii) the Base Rate (as described below) plus 0.125% to 1.125%, as determined based on Quanta’s Consolidated Leverage Ratio. Amounts borrowed as revolving loans under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.125% to 2.125%, as determined based on Quanta’s Consolidated Leverage Ratio. Standby letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.125% to 2.125%, based on Quanta’s Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.675% to 1.275%, based on Quanta’s Consolidated Leverage Ratio. Quanta is also subject to a commitment fee of 0.20% to 0.40%, based on its Consolidated Leverage Ratio, on any unused availability under the credit agreement.

Prior to April 1, 2014, amounts borrowed under the credit agreement in U.S. dollars bore interest, at Quanta’s option, at a rate equal to either (i) the Eurocurrency Rate plus 1.25%, or (ii) the Base Rate plus 0.25%. Amounts borrowed as revolving loans under the credit agreement in any currency other than U.S. dollars bore interest at a rate equal to the Eurocurrency Rate plus 1.25%. Standby letters of credit issued under the credit agreement were subject to a letter of credit fee of 1.25%, and Performance Letters of Credit issued under the credit agreement in support of certain contractual obligations were subject to a letter of credit fee of 0.75%. Quanta was also subject to a commitment fee of 0.20% on any unused availability under the credit agreement.

The Consolidated Leverage Ratio is the ratio of Quanta’s Consolidated Funded Indebtedness to Consolidated EBITDA (as those terms are defined in the credit agreement). For purposes of calculating Quanta’s Consolidated Leverage Ratio, Consolidated Funded Indebtedness is reduced by available cash and Cash Equivalents (as defined in the credit agreement) in excess of $25.0 million. The Base Rate equals the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%, (ii) the prime rate publicly announced by Bank of America, N.A. and (iii) the Eurocurrency Rate plus 1.00%.

Subject to certain exceptions, the credit agreement is secured by substantially all the assets of Quanta and Quanta’s wholly owned U.S. subsidiaries and by a pledge of all of the capital stock of Quanta’s wholly owned U.S. subsidiaries and 65% of the capital stock of direct foreign subsidiaries of Quanta’s wholly owned U.S. subsidiaries. Quanta’s wholly owned U.S. subsidiaries also guarantee the repayment of all amounts due under the credit agreement. Subject to certain conditions, all collateral will automatically be released from the liens at any time Quanta maintains an Investment Grade Rating (defined in the credit agreement as two of the following three conditions being met: (i) a corporate credit rating that is BBB- or higher by Standard & Poor’s Rating Services, (ii) a corporate family rating that is Baa3 or higher by Moody’s Investors Services, Inc. or (iii) a corporate credit rating that is BBB- or higher by Fitch Ratings, Inc.).

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (as such terms are defined in the credit agreement). The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on Quanta’s assets. The credit agreement allows cash payments for dividends and stock repurchases subject to compliance with the following requirements (after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of December 31, 2014, Quanta was in compliance with all of the covenants in the credit agreement.

The credit agreement provides for customary events of default and contains cross-default provisions with Quanta’s underwriting, continuing indemnity and security agreement with its sureties and all other debt

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments exceeding $75.0 million in borrowings or availability. If an Event of Default (as defined in the credit agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the credit agreement, the lenders may declare all amounts outstanding and accrued and unpaid interest immediately due and payable, require that Quanta provide cash collateral for all outstanding letter of credit obligations, terminate the commitments under the credit agreement, and foreclose on the collateral.

Prior to amendment and restatement of the credit agreement on October 30, 2013, Quanta’s credit agreement provided for a $700.0 million senior secured revolving credit facility. Borrowings were used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes. Amounts borrowed in U.S. dollars bore interest, at Quanta’s option, at a rate equal to either (a) the Eurocurrency Rate (as defined in the credit agreement) plus 1.25% to 2.50%, as determined based on Quanta’s Consolidated Leverage Ratio (as described below), plus, if applicable, any Mandatory Cost (as defined in the credit agreement) required to compensate lenders for the cost of compliance with certain European regulatory requirements, or (b) the Base Rate (as described below) plus 0.25% to 1.50%, as determined based on Quanta’s Consolidated Leverage Ratio. Amounts borrowed in any currency other than U.S. dollars bore interest at a rate equal to the Eurocurrency Rate plus 1.25% to 2.50%, as determined based on Quanta’s Consolidated Leverage Ratio, plus, if applicable, any Mandatory Cost. Standby letters of credit issued under the credit agreement were subject to a letter of credit fee of 1.25% to 2.50%, based on Quanta’s Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations were subject to a letter of credit fee of 0.75% to 1.50%, based on Quanta’s Consolidated Leverage Ratio. Quanta was also subject to a commitment fee of 0.20% to 0.45%, based on Quanta’s Consolidated Leverage Ratio, on any unused availability under the credit agreement. The Consolidated Leverage Ratio was the ratio of Quanta’s total funded debt to Consolidated EBITDA (as those terms are defined in the credit agreement). For purposes of calculating both the Consolidated Leverage Ratio and the maximum senior debt to Consolidated EBITDA ratio discussed above, total funded debt and total senior debt were reduced by all unrestricted cash and Cash Equivalents (as defined in the credit agreement) held by Quanta in excess of $25.0 million. The Base Rate equaled the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%, (ii) the prime rate publicly announced by Bank of America, N.A. and (iii) the Eurocurrency Rate plus 1.00%.

10.	INCOME TAXES:

The components of income from continuing operations before income taxes were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income from continuing operations before income taxes:
Domestic	$309,875	$523,745	$390,734
Foreign	163,242	115,504	73,846

Total	$473,117	$639,249	$464,580

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for income taxes for continuing operations were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$74,224	$173,930	$109,272
State	9,542	23,287	12,397
Foreign	39,978	37,193	14,657

Total current tax provision	123,744	234,410	136,326
Deferred:
Federal	20,799	(15,457)	16,134
State	3,698	(451)	1,627
Foreign	9,167	(562)	4,772

Total deferred tax provision (benefit)	33,664	(16,470)	22,533

Total provision for income taxes from continuing operations	$157,408	$217,940	$158,859

The actual income tax provision differed from the income tax provision computed by applying the U.S. federal statutory corporate rate to income from continuing operations before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Provision at the statutory rate	$165,591	$223,737	$162,603
Increases (decreases) resulting from —
State taxes	9,948	14,788	10,980
Foreign taxes	(13,059)	(9,994)	(5,841)
Contingency reserves, net	(696)	(3,422)	(3,880)
Production activity deduction	(6,033)	(10,247)	(7,081)
Employee per diems, meals and entertainment	9,906	7,960	6,441
Taxes on unincorporated joint ventures	(6,429)	(6,786)	(5,609)
Other	(1,820)	1,904	1,246

Total provision for income taxes from continuing operations	$157,408	$217,940	$158,859

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

	December 31,
	2014	2013
Deferred income tax liabilities:
Property and equipment	$(255,084)	$(218,739)
Goodwill	(72,030)	(58,643)
Other intangibles	(53,599)	(42,604)
Book/tax accounting method difference	(63,989)	(50,764)

Total deferred income tax liabilities	(444,702)	(370,750)

Deferred income tax assets:
Accruals and reserves	22,885	22,642
Accrued insurance	64,773	59,640
Deferred revenue	16,575	15,336
Stock and incentive compensation and pension withdrawal liabilities	53,610	57,674
Net operating loss carryforwards	21,511	20,828
Other	10,678	10,857

Subtotal	190,032	186,977
Valuation allowance	(15,186)	(15,644)

Total deferred income tax assets	174,846	171,333

Total net deferred income tax liabilities	$(269,856)	$(199,417)

The net deferred income tax assets and liabilities were comprised of the following (in thousands):

	December 31,
	2014	2013
Current deferred income taxes:
Assets	$58,272	$61,263
Liabilities	(31,014)	(16,424)

	27,258	44,839

Non-current deferred income taxes:
Assets	3,402	—
Liabilities	(300,516)	(244,256)

	(297,114)	(244,256)

Total net deferred income tax liabilities	$(269,856)	$(199,417)

The valuation allowance for deferred income tax assets at December 31, 2014, 2013 and 2012 was $15.2 million, $15.6 million and $9.3 million, respectively. These valuation allowances relate to foreign net operating loss carryforwards, state net operating loss carryforwards and foreign tax credit carryforwards. The net change in the total valuation allowance for each of the years ended December 31, 2014, 2013 and 2012 was a decrease of $0.4 million, an increase of $6.3 million and an increase of $0.5 million, respectively. The valuation allowance was established primarily as a result of uncertainty in Quanta’s outlook as to future taxable income in particular tax jurisdictions. Quanta believes it is more likely than not that it will realize the benefit of its deferred tax assets, net of existing valuation allowances.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2014, Quanta had state and foreign net operating loss carryforwards, the tax effect of which was approximately $25.3 million. These carryforwards will expire as follows: 2015, $0.1 million; 2016, $0.0 million; 2017, $0.7 million; 2018, $0.1 million; 2019, $0.0 million and $24.4 million thereafter. A valuation allowance of $13.9 million has been recorded against certain foreign and state net operating loss carryforwards.

Through December 31, 2014, Quanta has not provided U.S. income taxes on approximately $344.5 million of unremitted foreign earnings. If we were to repatriate cash that is indefinitely reinvested outside the U.S., we could be subject to additional U.S income and foreign withholding taxes. Because of the number and variability of assumptions required, it is not practicable to determine the amount of any additional U.S. tax liability that may result if Quanta decides to no longer indefinitely reinvest foreign earnings outside the U.S. If Quanta’s intentions or U.S. tax laws change in the future, there may be a significant negative impact on the provision for income taxes and cash flows as a result of recording an incremental tax liability, in the period such change occurs.

A reconciliation of unrecognized tax benefit balances is as follows (in thousands):

	December 31,
	2014	2013	2012
Balance at beginning of year	$48,838	$51,244	$47,379
Additions based on tax positions related to the current year	9,179	9,073	15,411
Additions for tax positions of prior years	2,438	—	1,607
Reductions for tax positions of prior years	—	—	(293)
Reductions for audit settlements	—	—	(895)
Reductions resulting from a lapse of the applicable statute of limitations periods	(9,376)	(11,479)	(11,965)

Balance at end of year	$51,079	$48,838	$51,244

For the year ended December 31, 2014, the $9.4 million reduction was primarily due to the expiration of certain federal and state statute of limitations periods for the 2010 tax year. For the year ended December 31, 2013, the $11.5 million reduction was primarily due to the expiration of certain federal and state statute of limitations periods for the 2009 tax year. For the year ended December 31, 2012, the $12.0 million reduction was primarily due to the expiration of certain federal and state statute of limitations periods for the 2008 tax year.

The balances of unrecognized tax benefits, the amount of related interest and penalties and what Quanta believes to be the range of reasonably possible changes in the next 12 months are as follows (in thousands):

	December 31,
	2014	2013	2012
Unrecognized tax benefits	$51,079	$48,838	$51,244
Portion that, if recognized, would reduce tax expense and effective tax rate	43,363	40,562	43,910
Accrued interest on unrecognized tax benefits	6,360	5,837	6,088
Accrued penalties on unrecognized tax benefits	697	99	127
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	$0 to $10,331	$0 to $6,722	$0 to $11,479
Portion that, if recognized, would reduce tax expense and effective tax rate	$0 to $8,593	$0 to $4,984	$0 to $9,645

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta classifies interest and penalties within the provision for income taxes. Quanta recognized interest expense of $0.5 million, interest income of $0.3 million and interest income of $1.1 million in the provision for income taxes for the years ended December 31, 2014, 2013 and 2012, respectively.

Quanta is currently under examination by the IRS for calendar years 2011 and 2012 and remains open to examination by the IRS for tax years 2013 through 2014 as these statute of limitations periods have not yet expired. Additionally, certain subsidiaries are under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods. Quanta’s Canadian subsidiaries remain open to examination by the Canada Revenue Agency for tax years 2010 through 2014 as these statute of limitations periods have not yet expired. Quanta does not consider any state in which it does business to be a major tax jurisdiction.

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

The combination of the exchangeable shares and Preferred Stock gives the holders of such exchangeable shares rights equivalent to Quanta common stockholders with respect to voting, dividends and other economic rights. The holders of exchangeable shares not associated with the Preferred Stock have rights equivalent to Quanta common stockholders with respect to dividends and other economic rights but do not have voting rights. On March 26, 2013, 409,110 exchangeable shares associated with the Preferred Stock were exchanged for Quanta common stock. As of December 31, 2014, both shares of the Preferred Stock remained outstanding and 7,325,971 exchangeable shares remained outstanding, of which 4,399,858 were associated with the Preferred Stock.

Treasury Stock

Under the stock incentive plans described in Note 12, the tax withholding obligations of employees upon vesting of restricted stock awards and RSUs settled in common stock are typically satisfied by Quanta making such tax payments and withholding a number of vested shares having a value on the date of vesting equal to the tax withholding obligation. For the settlement of these employee tax liabilities, Quanta withheld 352,558 shares of Quanta common stock during the year ended December 31, 2014, with a total market value of $12.3 million, 379,566 shares of Quanta common stock during the year ended December 31, 2013 with a total market value of $12.1 million, and 370,007 shares of Quanta common stock during the year ended December 31, 2012 with a total market value of $6.7 million. These shares and the related costs to acquire them were accounted for as adjustments to the balance of treasury stock. Under Delaware corporate law, treasury stock is not counted for quorum purposes or entitled to vote.

During the fourth quarter of 2013, Quanta’s board of directors approved a stock repurchase program authorizing Quanta to purchase, from time to time through December 31, 2016, up to $500.0 million of its

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding common stock. During the year ended December 31, 2013, Quanta did not purchase any of its common stock under this program. During the year ended December 31, 2014, Quanta purchased approximately 3.0 million shares of its common stock under this program at a cost of $93.5 million. The shares and the related cost to acquire them have been accounted for as an adjustment to the balance of treasury stock.

Non-controlling Interests

Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Typically, each joint venture is owned equally by its members. Quanta has determined that certain of these joint ventures are variable interest entities, with Quanta providing the majority of the infrastructure services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. Management has concluded that Quanta is the primary beneficiary of each of these joint ventures and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as non-controlling interests in the consolidated financial statements. Income attributable to the other joint venture members in the amounts of $18.4 million, $19.4 million and $16.0 million for the years ended December 31, 2014, 2013 and 2012, respectively, has been accounted for as a reduction of net income in deriving net income attributable to common stock. Equity in the consolidated assets and liabilities of these joint ventures that is attributable to the other joint venture members has been accounted for as non-controlling interests within total equity in the accompanying balance sheets.

The carrying value of the investments held by Quanta in all of its variable interest entities was approximately $11.1 million and $7.1 million at December 31, 2014 and 2013. The carrying value of investments held by the non-controlling interests in these variable interest entities at December 31, 2014 and 2013 was $11.1 million and $7.1 million. During the years ended December 31, 2014, 2013 and 2012, distributions to non-controlling interests were $14.4 million, $17.6 million and $18.0 million. There were no other changes in equity as a result of transfers to/from the non-controlling interests during the years ended December 31, 2014, 2013 and 2012. See Note 15 for further disclosures related to Quanta’s joint venture arrangements.

12.	EQUITY-BASED COMPENSATION:

Stock Incentive Plans

On May 19, 2011, Quanta’s stockholders approved the 2011 Omnibus Equity Incentive Plan (the 2011 Plan). The 2011 Plan provides for the award of non-qualified stock options, incentive (qualified) stock options (ISOs), stock appreciation rights, restricted stock, RSUs, stock bonus awards, performance compensation awards (including performance units and cash bonus awards) or any combination of the foregoing. The purpose of the 2011 Plan is to provide participants with additional performance incentives by increasing their proprietary interest in Quanta. Employees, directors, officers, consultants or advisors of Quanta or its affiliates are eligible to participate in the 2011 Plan, as are prospective employees, directors, officers, consultants or advisors of Quanta who have agreed to serve Quanta in those capacities. An aggregate of 11,750,000 shares of Quanta common stock may be issued pursuant to awards granted under the 2011 Plan.

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

Restricted Stock and RSUs to be Settled in Common Stock

During the years ended December 31, 2014, 2013 and 2012, Quanta granted 1.4 million, 1.5 million and 1.3 million shares of restricted stock and RSUs to be settled in common stock under the Plans with weighted average grant date fair values of $35.09, $29.37 and $21.84 per share, respectively. The grant date fair value for awards of restricted stock and RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. Restricted stock and RSU awards to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs in equal installments over a two-year or three-year period following the date of grant. During the restriction period, holders of restricted stock are entitled to vote and receive dividends on such shares.

During the years ended December 31, 2014, 2013 and 2012, vesting activity consisted of 1.1 million, 1.2 million and 0.9 million shares of restricted stock and RSUs settled in common stock with an approximate fair value at the time of vesting of $33.5 million, $32.8 million and $22.3 million, respectively. Vesting activity during the year ended December 31, 2013 included compensation cost of approximately $4.3 million associated with the accelerated vesting of restricted stock and RSUs settled in common stock held by the former Executive Chairman of Quanta’s board of directors upon his retirement in May 2013.

A summary of the activity for restricted stock and RSUs to be settled in common stock for the year ended December 31, 2014 is as follows (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value (Per share)
Unvested at January 1, 2014	2,358	$25.96
Granted	1,432	$35.09
Vested	(1,138)	$34.93
Forfeited	(111)	$29.58

Unvested at December 31, 2014	2,541	$31.25

As of December 31, 2014, there was approximately $34.5 million of total unrecognized compensation cost related to unvested restricted stock and RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 1.56 years.

Performance Units to be Settled in Common Stock

Performance units awarded pursuant to the Plans provide for the issuance of shares of common stock upon vesting. These performance units cliff-vest at the end of a three-year performance period based on achievement of three-year financial targets and strategic goals on a 0% to 200% performance scale as determined by the Compensation Committee.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2014, Quanta granted 0.1 million performance units to be settled in common stock under the Plans with a weighted average grant date fair value of $35.20 per share. No performance units were granted under the Plans during the years ended December 31, 2013 or 2012. The grant date fair value for awards of performance units to be settled in common stock is based on the market value of Quanta common stock on the date of grant applied to the total number of shares that Quanta anticipates will fully vest. This fair value is expensed ratably over the vesting term. During the year ended December 31, 2014, Quanta recognized $2.4 million in compensation expense associated with performance units to be settled in common stock. No performance units vested, and no shares of common stock were distributed in connection with performance units during the year ended December 31, 2014, as applicable performance periods had not yet concluded.

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

Compensation expense related to RSUs to be settled in cash was $3.9 million, $3.1 million and $2.0 million for the years ended December 31, 2014, 2013 and 2012. Such expense is recorded in selling, general and administrative expenses. RSUs that may be settled only in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $3.1 million, $1.8 million and $1.7 million to settle liabilities related to cash-settled RSUs in the years ended December 31, 2014, 2013 and 2012, respectively. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $2.9 million and $2.1 million at December 31, 2014 and 2013.

13.	EMPLOYEE BENEFIT PLANS:

Unions’ Multi-Employer Pension Plans

Quanta contributes to a number of multi-employer defined benefit pension plans under the terms of collective bargaining agreements with various unions that represent certain of Quanta’s employees. Quanta’s multi-employer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on its union employee payrolls. Quanta may also have additional liabilities imposed by law as a result of its participation in multi-employer defined benefit pension plans. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon an employer who is a contributor to a multi-employer pension plan if the employer withdraws from the plan or the plan is terminated or experiences a mass withdrawal. In the fourth quarter of 2011, Quanta recorded a partial withdrawal liability related to the withdrawal by certain Quanta subsidiaries from the Central States, Southeast and Southwest Areas Pension Plan (Central States Plan) following an amendment to the applicable collective bargaining agreement which eliminated their obligations to contribute to the Central States Plan. During the first quarter of 2014, Quanta recorded an adjustment to cost of services to increase the recognized withdrawal liability. Additional information regarding this withdrawal, as well as the withdrawal from the Central States Plan of a company acquired by Quanta in the fourth quarter of 2013, is provided in Collective Bargaining Agreements in Note 15.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes plan information relating to Quanta’s participation in multi-employer defined benefit pension plans, including company contributions for the last three years, the status under the PPA of the plans and whether the plans are subject to a funding improvement or rehabilitation plan or contribution surcharges. The most recent PPA zone status available in 2014 and 2013 relates to the plan’s fiscal year-end in 2013 and 2012. Forms 5500 were not yet available for the plan years ending in 2014. The PPA zone status is based on information that Quanta received from the respective plans, as well as publicly available information on the U.S. Department of Labor website, and is certified by the plan’s actuary. Although multiple factors or tests may result in red zone or yellow zone status, plans in the red zone generally are less than 65 percent funded, plans in the yellow zone generally are less than 80 percent funded, and plans in the green zone generally are at least 80 percent funded. Under the PPA, red zone plans are classified as “critical” status, yellow zone plans are classified as “endangered” status and green zone plans are classified as neither “endangered” nor “critical” status. The “Subject to Financial Improvement/ Rehabilitation Plan” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration dates of Quanta’s collective-bargaining agreements to which the plans are subject. Total contributions to these plans correspond to the number of union employees employed at any given time and the plans in which they participate and varies depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with such projects. Information has been presented separately for individually significant plans and in the aggregate for all other plans.

Fund	Employee Identification Number/ Pension Plan Number	PPA Zone Status		Subject to Financial Improve- ment/ Reha- bilitation Plan	Contributions (in thousands)			Sur- charge Imposed	Expiration Date of Collective Bargaining Agreement
		2014	2013		2014	2013	2012
National Electrical Benefit Fund	53-0181657-001	Green	Green	No	$20,758	$17,268	$18,509	No	Varies through August 2018
Central Pension Fund of the IUOE & Participating Employers	36-6052390-001	Green	Green	No	7,847	4,259	6,843	No	Varies through June 2017
Pipeline Industry Pension Fund	73-6146433-001	Green	Green	No	6,280	4,511	7,434	No	Varies through June 2017
Laborers National Pension Fund	75-1280827-001	Green	Green	No	4,227	4,681	1,906	No	April 2015
Eighth District Electrical Pension Fund	84-6100393-001	Green	Green	No	2,192	1,790	4,415	No	Varies through February 2018
Joint Pension Local Union 164 IBEW	22-6031199-001	Yellow	Yellow	Yes	1,816	222	515	No	May 2017
Laborers Pension Trust Fund for Northern California	94-6277608-001	Yellow	Yellow	Yes	1,357	987	21	Yes	June 2019
Michigan Upper Peninsula Intrl Brotherhood of Elec Workers Pension Plan	36-3020872-001	Yellow	Yellow	Yes	1,307	299	518	No	May 2017
Operating Engineers Local 324 Pension Fund	38-1900637-001	Red	Red	Yes	1,086	818	135	Yes	Varies through April 2018
OE Pension Trust Fund	94-6090764-001	Red	Yellow	Yes	991	902	768	Yes	July 2016
Alaska Teamster — Employer Pension Plan	92-6003463-024	Red	Red	Yes	516	241	—	Yes	October 2017
Central States, Southeast, and Southwest Areas Pension Plan	36-6044243-001	Red	Red	Yes	—	—	22	Yes	(1)
All other plans					22,827	19,076	22,486

Total					$71,204	$55,054	$63,572

(1)	Quanta believes that it effected a complete withdrawal from the Central States, Southeast, and Southwest Areas Pension Plan as of December 31, 2012. See Legal Proceedings — Collective Bargaining Agreements for additional information.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta’s contributions to the following plans were five percent or more of the total contributions to these plans for the periods indicated based on the Forms 5500 for these plans for the years ended December 31, 2013 and 2012. Forms 5500 were not yet available for these plans for the year ended December 31, 2014.

Pension Fund	Plan Years in which Quanta Contributions Were Five Percent or More of Total Plan Contributions
Pipeline Industry Pension Fund	2013 and 2012
Michigan Upper Peninsula Intrl Brotherhood of Elec Workers Pension Plan	2013 and 2012
Eighth District Electrical Pension Fund	2013 and 2012
Laborers National Pension Fund	2013
Joint Pension Local Union 164 IBEW	2013

In addition to the contributions made to multi-employer defined benefit pension plans noted above, Quanta also contributed to multi-employer defined contribution or other benefit plans on behalf of certain union employees. Contributions to union multi-employer defined contribution or other benefit plans by Quanta were approximately $129.0 million, $104.4 million and $87.0 million for the years ended December 31, 2014, 2013 and 2012. Total contributions made to these plans for the years ended December 31, 2014, 2013 and 2012 correspond to the number of union employees employed at any given time and the plans in which they participate and varies depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with such projects.

Quanta 401(k) Plan

Quanta maintains a 401(k) plan pursuant to which employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. Quanta makes matching cash contributions of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law. Contributions to non-union defined contribution plans by Quanta were approximately $14.3 million, $11.8 million and $11.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Deferred Compensation Plan

Quanta maintains a nonqualified deferred compensation plan pursuant to which non-employee directors and certain key employees, independent contractors and consultants may defer receipt of some or all of their cash compensation and/or settlement of their equity-based awards, subject to certain limitations. The plan provides for employer matching contributions for certain officers and employees whose benefits under the 401(k) plan are limited by federal tax law. Quanta may also make discretionary employer contributions to the plan. Matching contributions and discretionary employer contributions are subject to a vesting schedule, provided that vesting accelerates upon a change in control and the participant’s death or retirement. All matching and discretionary employer contributions, whether vested or not, are forfeited upon a participant’s termination of employment for cause or upon the participant engaging in competition with Quanta or any of its affiliates.

Contributions to the deferred compensation plan by Quanta were approximately $0.3 million during the year ended December 31, 2014. There were no contributions to the plan during the years ended December 31, 2013 or 2012. At December 31, 2014, $2.3 million was included in other long-term liabilities and $2.0 million was included in other long-term assets related to obligations under this plan and related company-owned life

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurance policies. Individuals participating in this plan receive distributions of their respective balances based on predetermined payout schedules or other events, as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan.

14.	RELATED PARTY TRANSACTIONS:

Certain of Quanta’s operating units have entered into related party lease arrangements for operational facilities, typically with prior owners of certain acquired businesses. These lease agreements generally have terms of up to five years and include renewal options. Related party lease expense for the years ended December 31, 2014, 2013 and 2012 was approximately $8.7 million, $4.6 million and $4.2 million, respectively.

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

During the fourth quarter of 2014, a limited partnership in which Quanta is a partner, was selected for an engineering, procurement and construction (EPC) electric transmission project to construct a 500 kV transmission project consisting of approximately 500 kilometers of transmission line and two 500 kV substations. Additionally, Quanta will provide turnkey EPC services for the entire project. As of December 31, 2014, Quanta had outstanding capital commitments associated with investments in unconsolidated affiliates related to this project as follows (in thousands) :

Capital Commitments
Year Ending December 31:
2015	$5,164
2016	9,168
2017(1)	36,891
2018	—
2019	27,242
Thereafter	—

Total capital commitments associated with investments in unconsolidated affiliated related to an EPC electrical transmission project	$78,465

(1)	A return of capital from unconsolidated affiliates of approximately $48.7 million is anticipated in August 2017.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, as of December 31, 2014, Quanta had outstanding capital commitments associated with investments in unconsolidated affiliates related to planned midstream infrastructure projects of approximately $10.1 million. Except for $0.8 million which was paid in the first quarter of 2015, Quanta is unable to determine the exact timing of these capital commitments but anticipates them to be paid by June 1, 2017.

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases as discussed in Note 14. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of December 31, 2014 (in thousands):

Operating Leases
Year Ending December 31:
2015	$79,441
2016	49,455
2017	39,462
2018	29,043
2019	14,716
Thereafter	23,470

Total minimum lease payments	$235,587

Rent expense related to operating leases was approximately $162.5 million, $112.8 million and $92.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta has agreed to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At December 31, 2014, the maximum guaranteed residual value was approximately $434.2 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed capital for the expansion of its fiber optic network, although Quanta typically does not commit capital to new network expansions until it has a committed licensing arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of December 31, 2014, Quanta estimates these committed capital expenditures to be approximately $16.8 million for the year ended December 31, 2015. Quanta also committed capital for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of December 31, 2014, production orders for approximately $5.6 million had been issued with delivery dates expected to occur throughout 2015. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta intends that these orders will be assigned to third party leasing companies and made available to Quanta under certain of its master equipment lease agreements, thereby releasing Quanta from its capital commitments.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Sunrise Powerlink Arbitration. On April 21, 2010, PAR entered into a contract with SDG&E to construct a 117-mile electrical transmission line in Imperial and San Diego Counties, California, known as the Sunrise Powerlink project. Construction commenced on November 17, 2010, with commercial operations beginning on June 17, 2012. PAR alleged that during the construction phase, SDG&E directed multiple changes to the construction schedule that required us to significantly increase our resources to the project in order to meet SDG&E’s required completion date. Further, PAR contended that the project experienced numerous impacts beyond our control such as access delays and restrictions, as well as problems with customer supplied materials to the project. Following completion of the project, PAR had multiple meetings with SDG&E to review project scope, costs and performance criteria in an attempt to resolve the amount owed to PAR. SDG&E also conducted an audit of PAR’s records, which resulted in confirmation of PAR’s direct costs incurred in completing the project, but not a resolution of the final amount owed to PAR. PAR previously recorded a long-term contract receivable in the amount of approximately $165 million in connection with contract price adjustments related to the Sunrise Powerlink project.

In October 2013, PAR initiated arbitration proceedings against SDG&E alleging breach of contract and seeking compensation for additional costs incurred at SDG&E’s direction to complete the project. SDG&E filed a counterclaim for breach of contract seeking approximately $32 million for PAR’s alleged untimely performance. During the third quarter of 2014, Quanta evaluated the legal theories and strategies most advantageous to pursue relative to its position in the arbitration at the time, which resulted in a change in expected strategy for collecting the receivable. This change in approach caused Quanta to revise its estimate of expected outcomes and to record an adjustment to the net realizable value of this long-term contract receivable. A provision of $52.5 million was recognized in the three months ended September 30, 2014 as a charge to selling, general and administrative expense to reflect the impact of these changes in our assessment of the collectability of this long-term contract receivable. PAR subsequently amended its arbitration demand in October 2014 and asserted a claim for damages in excess of $113 million including interest and other relief to which it was entitled. In December 2014, the parties reached an agreement to dismiss the arbitration. The settlement terms provided for a cash payment by SDG&E to PAR in the amount of $65 million, representing the final amount to compensate PAR for substantially all of the unpaid portion of PAR’s costs incurred on the project. As a result, an additional provision of $49.9 million was recognized in the three months ended December 31, 2014 as a charge to selling, general and administrative expense to reflect the impact of this settlement. Payment was received in January 2015, and the arbitration was dismissed shortly thereafter.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lorenzo Benton v. Telecom Network Specialists, Inc., et al. In June 2006, Plaintiff Lorenzo Benton filed a class action complaint in the Superior Court of California, County of Los Angeles, alleging various wage and hour violations against Telecom Network Specialists (TNS), a former subsidiary of Quanta. Benton seeks to represent a class of workers that includes all persons who worked on TNS projects between June 2002 and the present, including individuals that TNS retained through 29 staffing agencies. An amended complaint was filed in August 2007, naming two additional class representatives, one of whom has since settled directly with his employer. Plaintiffs’ motion for class certification was heard and denied in May 2012. Plaintiffs appealed the denial of class certification, and in October 2013, the California Court of Appeal reversed the denial and remanded the case to the trial court for reconsideration. In November 2013, TNS filed a petition for review with the Supreme Court of California, which was denied. The parties attended mediation in December 2014, however, there was no resolution. Accordingly, the deadline for Plaintiffs to file their motion for class certification in the remanded proceeding is March 19, 2015. Plaintiffs seek approximately $16 million for class damages and $5 million in attorneys’ fees. Quanta retained any liability associated with this matter following its sale of TNS in December 2012.

Additionally, in November 2007, TNS filed cross complaints for indemnity against the staffing agencies, which employed many of the individuals in the putative class. In December 2012, the trial court heard cross-motions for summary judgment filed by TNS and the staffing agencies pertaining to TNS’s demand for indemnity. The court denied TNS’s motion and granted the motions filed by the staffing agencies. TNS appealed the court’s ruling. The appeal is fully briefed, but a date for oral argument has not been set. At this time, Quanta does not believe this matter will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Mears alleged breach of contract, among other things, and sought recovery for works performed, standby costs, demobilization costs, and other expenses, totaling approximately $16.5 million, plus pre-judgment interest and attorneys’ fees and expenses. In addition, Mears argued that NGC failed to provide a contractually required builders all-risk insurance policy naming Mears as an additional insured, which would have covered losses associated with a pullback failure. NGC counterclaimed in the arbitration, asserting that Mears breached the contract and performed negligently, and sought recovery for the costs of the salvage operations, the cost of the reworks, as well as other costs, totaling approximately $79.5 million, plus pre-judgment interest and attorneys’ fees and expenses.

The arbitration hearings were completed during the third quarter of 2012. On March 20, 2014, the arbitration panel issued a decision awarding NGC $17.3 million in damages plus interest and NGC attorneys’ fees of approximately $11.0 million. As a result, Mears was unsuccessful in recovering any amounts sought in its claim against NGC and wrote off approximately $10.5 million of accounts receivable associated with the NGC contract, resulting in an aggregate $38.8 million charge to selling, general and administrative expenses in the three months ended March 31, 2014 and in the year ended December 31, 2014. Quanta paid the $28.3 million in damages plus interest and NGC attorneys’ fees in April 2014.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For additional information regarding other pending legal proceedings, see Collective Bargaining Agreements in this Note 15.

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

As of December 31, 2013, two customers accounted for approximately 15% and 11% of consolidated net position. The services provided to these customers related primarily to Quanta’s Electric Power Infrastructure Services segment. Substantially all of the balance for the customer accounting for 11% of Quanta’s consolidated net position at December 31, 2013 related to the Sunrise Powerlink project, which had a long-term receivable balance related to a significant change order. This receivable was the subject of an arbitration proceeding that was dismissed in January 2015 pursuant to a December 2014 settlement agreement. For additional information, see Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts and Revenue Recognition in Note 2 and Legal Proceedings — Sunrise Powerlink Arbitration within this Note 15. No other customers represented 10% or more of Quanta’s consolidated net position as of December 31, 2013. No customers represented 10% or more of Quanta’s revenues for the years ended December 31, 2014, 2013 and 2012 or 10% or more of Quanta’s consolidated net position as of December 31, 2014.

Self-Insurance

As discussed in Note 2, Quanta is insured for employer’s liability, general liability, auto liability and workers’ compensation claims. As of December 31, 2014 and 2013, the gross amount accrued for insurance claims totaled $170.2 million and $161.8 million, with $130.8 million and $122.6 million considered to be long-

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2014 and 2013 were $9.1 million and $9.1 million, of which $0.8 million and $0.7 million were included in prepaid expenses and other current assets and $8.3 million and $8.4 million were included in other assets, net.

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

As of December 31, 2014, Quanta had $336.7 million in outstanding letters of credit and bank guarantees under its credit facility to secure its casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2015. Upon maturity, it is expected that the majority of the letters of credit related to the casualty insurance program will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. These performance bonds expire at various times ranging from mechanical completion of the related projects to a period extending beyond contract completion in certain circumstances, and as such, a determination of maximum potential amounts outstanding requires the use of certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of Quanta’s bonded operating activity. As of December 31, 2014, the total amount of the outstanding performance bonds was estimated to be approximately $2.8 billion. Quanta’s estimated maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of its commitments under the performance bonds generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $701 million as of December 31, 2014.

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

In the fourth quarter of 2011, Quanta recorded a partial withdrawal liability of approximately $32.6 million related to the withdrawal by certain Quanta subsidiaries from the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan). The partial withdrawal liability recognized by Quanta was based on estimates received from the Central States Plan during 2011 for a complete withdrawal by all Quanta companies participating in the Central States Plan. The withdrawal followed an amendment to a collective bargaining agreement with the International Brotherhood of Teamsters (Teamsters) that eliminated obligations to contribute to the Central States Plan, which is in critical status and is significantly underfunded as to its vested benefit obligations. The amendment was negotiated by the Pipe Line Contractors Association (PLCA) on behalf of its members, which include the Quanta subsidiaries that withdrew from the Central States Plan. Quanta believed that

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

withdrawing from the Central States Plan in the fourth quarter of 2011 was advantageous because it limited Quanta’s exposure to increased liabilities from a future withdrawal if the underfunded status of the Central States Plan deteriorates further. Quanta and other PLCA members now contribute to a different multi-employer pension plan on behalf of Teamsters employees.

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

In March 2014, one of the Quanta subsidiaries was notified of a joint grievance committee decision relating to a separate grievance matter concluding that the Quanta subsidiary should have hired Teamsters under a specific collective bargaining agreement to perform certain jobs. This matter was subsequently resolved with the Teamsters, effectively resulting in an award of wages and benefits (including pension contributions) to the two Teamsters employees under an alternate collective bargaining agreement that is not related to the Central States Plan. In addition, in March 2014, the Central States Plan provided revised estimates indicating that the withdrawal liability based on certain withdrawal scenarios from 2011 through 2014 could range between $40.1 million and $55.4 million. In July 2014, the Central States Plan provided Quanta with a Notice and Demand of partial withdrawal liability for certain Quanta entities in the amount of $39.6 million. Quanta continues to dispute the total withdrawal liability owed to the Central States Plan. However, Quanta began to make monthly payments associated with this Notice and Demand in the third quarter of 2014 while the parties continue the related process to determine the final withdrawal liability. The amount owed upon resolution of this matter will be reduced by these monthly payments made.

The ultimate liability associated with the complete withdrawal of Quanta’s subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. Based on the previous estimates of liability associated with a complete withdrawal from the Central States Plan, and allowing for the exclusion of amounts believed by management to have been improperly included in such estimate, Quanta will seek to challenge and further negotiate the amount owed in connection with this matter. However, Quanta recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within the range communicated to Quanta by the Central States Plan. Quanta believes that the range of reasonable possible loss associated with the Central States Plan is up to $55.4 million. Given the unknown nature

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the liability Quanta has recognized through December 31, 2014.

On October 9, 2013, Quanta acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of acquisition. The Central States Plan issued a Notice and Demand dated March 13, 2013 to the acquired company for a withdrawal liability in the total amount of $6.9 million payable in installments. Based on legal arguments, the acquired company took the position that the amount of withdrawal liability payable to the Central States Plan as a result of its complete withdrawal was $4.8 million, of which approximately $3.1 million remained outstanding as of December 31, 2014. The acquired company and Quanta have taken steps to challenge the amount of the assessment by the Central States Plan; however, payments in accordance with the terms of the Central States Plan’s demand letter are required to be made while the dispute is ongoing. Approximately $2.1 million of the purchase price was deposited into an escrow account on October 9, 2013 to fund any withdrawal obligation in excess of the $4.8 million initially demanded. Accordingly, the acquired company’s withdrawal from the Central States Plan is not expected to have a material impact on Quanta’s financial condition, results of operations or cash flows.

Indemnities

Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Quanta has also indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisition or disposition of certain companies. The indemnities under acquisition or disposition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2014, except as otherwise set forth above in Legal Proceedings, Quanta does not believe any material liabilities for claims exist against it in connection with any of these indemnity obligations.

In the normal course of Quanta’s acquisition transactions, Quanta obtains rights to indemnification from the sellers or former owners of acquired companies for certain risks, liabilities and obligations arising from their prior operations, such as performance, operational, safety, workforce or tax issues, some of which Quanta may not have discovered during due diligence. Quanta is in the process of identifying certain pre-acquisition obligations associated with non-U.S. payroll taxes that may be due from a business acquired by Quanta in 2013. Quanta may seek recovery from the indemnity counterparties for any amounts that Quanta may be required to pay in connection with such pre-acquisition matters. However, the indemnities may not cover all of Quanta’s exposure for such pre-acquisition matters, as the indemnities under acquisition agreements are usually contingent upon Quanta incurring liabilities that reach specified thresholds, and the indemnitors may be unwilling or unable to pay the amounts owed to Quanta.

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

Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues:
Electric Power Infrastructure	$5,238,627	$4,480,647	$4,206,509
Oil and Gas Infrastructure	2,444,558	1,869,615	1,534,713
Fiber Optic Licensing and Other	168,065	172,580	179,047

Consolidated	$7,851,250	$6,522,842	$5,920,269

Operating income (loss):
Electric Power Infrastructure	$458,332	$521,855	$520,834
Oil and Gas Infrastructure	162,797	138,543	55,410
Fiber Optic Licensing and Other	54,386	55,415	61,299
Corporate and non-allocated costs	(199,940)	(188,885)	(172,421)

Consolidated	$475,575	$526,928	$465,122

Depreciation:
Electric Power Infrastructure	$74,723	$63,407	$55,205
Oil and Gas Infrastructure	57,414	47,050	43,285
Fiber Optic Licensing and Other	18,495	16,786	15,173
Corporate and non-allocated costs	7,478	6,867	6,640

Consolidated	$158,110	$134,110	$120,303

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Operations

During 2014, 2013, and 2012, Quanta derived $1.89 billion, $1.31 billion and $861.5 million, respectively, of its revenues from foreign operations. Of Quanta’s foreign revenues, approximately 82%, 86% and 96% was earned in Canada during the years ended December 31, 2014, 2013 and 2012, respectively. In addition, Quanta held property and equipment of $372.9 million and $196.8 million in foreign countries, primarily Canada, as of December 31, 2014 and 2013. The increases in foreign revenues and assets were partially due to the timing of the non-U.S. acquisitions described in Note 5.

17.	QUARTERLY FINANCIAL DATA (UNAUDITED):

The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 2014 and 2013 (in thousands, except per share information).

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2014:
Revenues	$1,762,574	$1,864,550	$2,171,144	$2,052,982
Gross profit	272,071	281,448	352,971	327,030
Net income	58,648	85,444	100,015	70,975
Net income attributable to common stock	54,408	81,082	94,648	66,576
Net income from continuing operations attributable to common stock	54,408	81,082	94,648	67,203
Earnings per share from continuing operations attributable to common stock — basic and diluted	$0.25	$0.37	$0.43	$0.30
2013:
Revenues	$1,585,710	$1,474,377	$1,645,132	$1,817,623
Gross profit	238,273	241,284	273,053	302,843
Net income	76,857	74,726	98,409	171,317
Net income attributable to common stock	72,081	70,237	92,906	166,697
Net income from continuing operations attributable to common stock	72,081	70,237	92,906	166,697
Earnings per share from continuing operations attributable to common stock — basic and diluted	$0.34	$0.33	$0.43	$0.77

During the third and fourth quarters of 2014, Quanta recorded charges of $52.5 million ($32.3 million net of tax) and $49.9 million ($30.3 million net of tax) associated with an electric power infrastructure services project completed in 2012. See Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts and Revenue Recognition in Note 2 and Legal Proceedings – Sunrise Powerlink Arbitration in Note 15. During the first quarter of 2014, Quanta recorded a charge of $38.8 million ($25.8 million net of tax) as a result of an arbitration decision related to a contract dispute on a 2010 directional drilling project. See Legal Proceedings – National Gas Company of Trinidad and Tobago Arbitration in Note 15. Additionally, during the fourth quarter of 2013, Quanta recorded a gain of $112.7 million ($70.5 million net of tax) on the sale of its equity ownership interest in HEP. See Investments in Affiliates and Other Entities in Note 2.

The sum of the individual quarterly earnings per share amounts may not equal year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	SUBSEQUENT EVENTS:

Acquisitions

During the first quarter of 2015, Quanta has completed the acquisition of three companies. These acquisitions included an underground utility distribution contractor that provides services to gas and electric utilities in Canada, a supplier and material procurement specialist for the power and utility industry in Canada and a company that specializes in the engineering, procurement, construction, and commissioning of compression and surface facilities for the Australian high pressure gas industry. The aggregate consideration paid for these acquisitions was approximately $36.3 million in cash, subject to net working capital adjustments. As these transactions were effective during the first quarter of 2015, the results will be included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable Quanta to further enhance its electric power and oil and gas infrastructure service offerings in Canada and Australia.

Stock Repurchases

During the first quarter of 2015, Quanta repurchased approximately 6.7 million shares of its common stock under its stock repurchase program at a cost of $182.0 million.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure within the parameters of Item 304(b) of Regulation S-K.

ITEM 9A.	Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications of Quanta’s Chief Executive Officer and Chief Financial Officer that are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This Item 9A. section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Evaluation of Internal Control over Financial Reporting

Management’s report on internal control over financial reporting can be found in Item 8. Financial Statements and Supplementary Data under the heading Report of Management and is incorporated herein by reference. The report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the financial statements, and its opinion on the effectiveness of internal control over financial reporting, can also be found in Item 8. Financial Statements and Supplementary Data under the heading Report of Independent Registered Public Accounting Firm and is incorporated herein by reference.

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item 10 is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2014 fiscal year.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2014 fiscal year.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2014 fiscal year.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2014 fiscal year.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2014 fiscal year.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following financial statements, schedules and exhibits are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page 81 of this Annual Report on Form 10-K.

(2) All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(3) Exhibits.

EXHIBIT INDEX

Exhibit No.		Description

2.1	—	Stock Purchase Agreement dated as of November 19, 2012, among Quanta Services, Inc., Infrasource FI LLC, Dycom Industries, Inc. and PBG Acquisition III, LLC (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed November 21, 2012 and incorporated herein by reference)

3.1	—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2	—	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed January 17, 2014 and incorporated herein by reference)

3.3	—	Bylaws of Quanta Services, Inc., as amended and restated March 27, 2014 (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed March 31, 2014 and incorporated herein by reference)

4.1	—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/Amendment No. 2 (No. 333-42957) filed February 9, 1998 and incorporated herein by reference)

10.1*	—	Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.2*	—	Amendment No. 1 to the Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed November 21, 2012 and incorporated herein by reference)

10.3*	—	Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2007 Stock Incentive Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.4*	—	Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2007 Stock Incentive Plan (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.5*	—	InfraSource Services, Inc. 2003 Omnibus Stock Incentive Plan, as amended (previously filed as Exhibit 10.5 to InfraSource Services’ Registration Statement on Form S-1 (Registration No. 333-112375) filed January 30, 2004 and incorporated herein by reference)

10.6*	—	InfraSource Services, Inc. 2004 Omnibus Stock Incentive Plan, as amended (previously filed as Exhibit 10.1 to InfraSource Services’ Form 8-K (Registration No. 001-32164) filed November 14, 2006 and incorporated herein by reference)

10.7*	—	Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 4.5 to the Company’s Form S-8 (No. 333-174374) filed May 20, 2011 and incorporated herein by reference)

10.8*	—	Amendment No. 1 to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-13831) filed August 9, 2013 and incorporated herein by reference)

10.9*	—	Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance (previously filed as Exhibit 10.12 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

Exhibit No.		Description

10.10*	—	Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance (previously filed as Exhibit 10.13 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.11*	—	Form of Restricted Stock Unit Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 8, 2013 and incorporated herein by reference)

10.12*	—	Form of Restricted Stock Unit Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2013 (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.13*	—	Form of Performance Unit Award Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 7, 2014 and incorporated herein by reference)

10.14*	—	Employment Agreement dated March 24, 2011, effective as of May 19, 2011, by and between Quanta Services, Inc. and James F. O’Neil III (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 25, 2011 and incorporated herein by reference)

10.15*	—	Employment Agreement dated March 29, 2012, effective as of May 17, 2012, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed April 2, 2012 and incorporated herein by reference)

10.16*	—	Employment Agreement dated December 20, 2012, effective as of January 1, 2013, by and between Quanta Services, Inc. and Earl C. Austin, Jr. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed December 21, 2012 and incorporated herein by reference)

10.17*	—	Employment Agreement dated March 4, 2014, effective as of January 6, 2014, by and between Quanta Services, Inc. and Jesse E. Morris (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2014 (No. 001-13831) filed May 8, 2014 and incorporated herein by reference)

10.18 *	—	Employment Agreement dated and effective as of September 19, 2014 by and between Quanta Services, Inc. and Steven J. Kemps (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-13831) filed November 5, 2014 and incorporated herein by reference)

10.19*	—	Employment Agreement dated March 8, 2000 by and between Quanta Services, Inc. and Nicholas M. Grindstaff, as amended by Amendment No. 1 to Employment Agreement dated November 6, 2008 (previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2014 (No. 001-13831) filed May 8, 2014 and incorporated herein by reference)

10.20*	—	Employment Agreement dated March 4, 2014, effective as of February 20, 2014, by and between Quanta Services, Inc. and Eric B. Brown (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2014 (No. 001-13831) filed May 8, 2014 and incorporated herein by reference)

10.21*^	—	Severance Agreement and General Release of All Claims dated September 10, 2014 by and between Quanta Services, Inc. and Eric B. Brown

10.22*	—	Quanta Services, Inc. 2014 Incentive Plan for Senior Leadership (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 7, 2014 and incorporated herein by reference)

Exhibit No.		Description

10.23*	—	Director Compensation Summary effective as of the 2013 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-13831) filed August 9, 2013 and incorporated herein by reference)

10.24*	—	Quanta Services, Inc. Non-Employee Director Deferred Compensation Plan dated effective April 30, 2013, including the Cash Deferral Election Form (previously filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2013 (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.25*	—	Amendment No. 1 to the Quanta Services, Inc. Non-Employee Director Deferred Compensation Plan effective as of April 30, 2013 (previously filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2014 (No. 001-13831) filed May 8, 2014 and incorporated herein by reference)

10.26*	—	Restricted Stock Unit Deferral Election Form, pursuant to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.5 to the Company’s
Form 10-Q for the quarter ended March 31, 2013 (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.27*	—	Quanta Services, Inc. Nonqualified Deferred Compensation Plan dated January 22, 2014, including the Adoption Agreement and Plan Document (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 27, 2014 and incorporated herein by reference)

10.28	—	Form of Amended and Restated Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 31, 2012 and incorporated herein by reference)

10.29	—	Third Amended and Restated Credit Agreement dated as of October 30, 2013, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed November 5, 2013 and incorporated herein by reference)

10.30	—	Third Amended and Restated Security Agreement dated as of October 30, 2013, among Quanta Services, Inc., the other Debtors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed November 5, 2013 and incorporated herein by reference)

10.31	—	Third Amended and Restated Pledge Agreement dated as of October 30, 2013, among Quanta Services, Inc., the other Pledgors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed November 5, 2013 and incorporated herein by reference)

10.32	—	Assignment and Assumption Agreement dated as of August 30, 2007, by and between InfraSource Services, Inc. and Quanta Services, Inc. (previously filed as Exhibit 10.3 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)

10.33	—	Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

Exhibit No.		Description

10.34	—	Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

10.35	—	First Amendment to Intercreditor Agreement dated December 3, 2012 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-13831) filed August 9, 2013 and incorporated herein by reference)

10.36	—	Joinder Agreement and Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of November 28, 2006, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed December 4, 2006 and incorporated herein by reference)

10.37	—	Second Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of January 9, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2007 (No. 001-13831) filed February 29, 2008 and incorporated herein by reference)

10.38	—	Joinder Agreement and Third Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of December 19, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2011 (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.39	—	Joinder Agreement and Fourth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of March 31, 2009, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed April 1, 2009 and incorporated herein by reference)

10.40	—	Joinder Agreement and Fifth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of May 17, 2012, among Federal Insurance Company, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, The Insurance Company of the State of Pennsylvania, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2012 (No. 001-13831) filed August 8, 2012 and incorporated herein by reference)

Exhibit No.		Description

10.41	—	Sixth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of December 3, 2012, among Federal Insurance Company, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.32 to the Company’a Form 10-K for the year ended December 31, 2012 (No. 001-13831) filed March 1, 2013 and incorporated herein by reference)

21.1^	—	Subsidiaries

23.1^	—	Consent of PricewaterhouseCoopers LLP

31.1^	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS^		XBRL Instance Document

101.SCH^		XBRL Taxonomy Extension Schema Document

101.CAL^		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB^		XBRL Taxonomy Extension Label Linkbase Document

101.PRE^		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF^		XBRL Taxonomy Extension Definition Linkbase Document

*	Management contracts or compensatory plans or arrangements
^	Filed with this Annual Report on Form 10-K
†	Furnished with this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quanta Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 2, 2015.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 2, 2015.

Signature	Title

/s/ JAMES F. O’NEIL III James F. O’Neil III	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ DERRICK A. JENSEN Derrick A. Jensen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES R. BALL James R. Ball	Director

/s/ J. MICHAL CONAWAY J. Michal Conaway	Director

/s/ VINCENT D. FOSTER Vincent D. Foster	Director

/s/ BERNARD FRIED Bernard Fried	Director

/s/ LOUIS C. GOLM Louis C. Golm	Director

Signature	Title

/s/ WORTHING F. JACKMAN Worthing F. Jackman	Director

/s/ BRUCE RANCK Bruce Ranck	Chairman of the Board of Directors

/s/ MARGARET B. SHANNON Margaret B. Shannon	Director

/s/ PAT WOOD, III Pat Wood, III	Director

EXHIBIT INDEX

Exhibit No.		Description

2.1	—	Stock Purchase Agreement dated as of November 19, 2012, among Quanta Services, Inc., Infrasource FI LLC, Dycom Industries, Inc. and PBG Acquisition III, LLC (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed November 21, 2012 and incorporated herein by reference)

3.1	—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2	—	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed January 17, 2014 and incorporated herein by reference)

3.3	—	Bylaws of Quanta Services, Inc., as amended and restated March 27, 2014 (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed March 31, 2014 and incorporated herein by reference)

4.1	—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/Amendment No. 2 (No. 333-42957) filed February 9, 1998 and incorporated herein by reference)

10.1*	—	Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.2*	—	Amendment No. 1 to the Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed November 21, 2012 and incorporated herein by reference)

10.3*	—	Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2007 Stock Incentive Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.4*	—	Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2007 Stock Incentive Plan (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.5*	—	InfraSource Services, Inc. 2003 Omnibus Stock Incentive Plan, as amended (previously filed as Exhibit 10.5 to InfraSource Services’ Registration Statement on Form S-1 (Registration No. 333-112375) filed January 30, 2004 and incorporated herein by reference)

10.6*	—	InfraSource Services, Inc. 2004 Omnibus Stock Incentive Plan, as amended (previously filed as Exhibit 10.1 to InfraSource Services’ Form 8-K (Registration No. 001-32164) filed November 14, 2006 and incorporated herein by reference)

10.7*	—	Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 4.5 to the Company’s Form S-8 (No. 333-174374) filed May 20, 2011 and incorporated herein by reference)

10.8*	—	Amendment No. 1 to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-13831) filed August 9, 2013 and incorporated herein by reference)

10.9*	—	Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance (previously filed as Exhibit 10.12 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

Exhibit No.		Description

10.10*	—	Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance (previously filed as Exhibit 10.13 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.11*	—	Form of Restricted Stock Unit Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 8, 2013 and incorporated herein by reference)

10.12*	—	Form of Restricted Stock Unit Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2013 (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.13*	—	Form of Performance Unit Award Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 7, 2014 and incorporated herein by reference)

10.14*	—	Employment Agreement dated March 24, 2011, effective as of May 19, 2011, by and between Quanta Services, Inc. and James F. O’Neil III (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 25, 2011 and incorporated herein by reference)

10.15*	—	Employment Agreement dated March 29, 2012, effective as of May 17, 2012, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed April 2, 2012 and incorporated herein by reference)

10.16*	—	Employment Agreement dated December 20, 2012, effective as of January 1, 2013, by and between Quanta Services, Inc. and Earl C. Austin, Jr. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed December 21, 2012 and incorporated herein by reference)

10.17*	—	Employment Agreement dated March 4, 2014, effective as of January 6, 2014, by and between Quanta Services, Inc. and Jesse E. Morris (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2014 (No. 001-13831) filed May 8, 2014 and incorporated herein by reference)

10.18*	—	Employment Agreement dated and effective as of September 19, 2014 by and between Quanta Services, Inc. and Steven J. Kemps (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-13831) filed November 5, 2014 and incorporated herein by reference)

10.19*	—	Employment Agreement dated March 8, 2000 by and between Quanta Services, Inc. and Nicholas M. Grindstaff, as amended by Amendment No. 1 to Employment Agreement dated November 6, 2008 (previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2014 (No. 001-13831) filed May 8, 2014 and incorporated herein by reference)

10.20*	—	Employment Agreement dated March 4, 2014, effective as of February 20, 2014, by and between Quanta Services, Inc. and Eric B. Brown (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2014 (No. 001-13831) filed May 8, 2014 and incorporated herein by reference)

10.21*^	—	Severance Agreement and General Release of All Claims dated September 10, 2014 by and between Quanta Services, Inc. and Eric B. Brown

Exhibit No.		Description

10.22*	—	Quanta Services, Inc. 2014 Incentive Plan for Senior Leadership (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 7, 2014 and incorporated herein by reference)

10.23*	—	Director Compensation Summary effective as of the 2013 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-13831) filed August 9, 2013 and incorporated herein by reference)

10.24*	—	Quanta Services, Inc. Non-Employee Director Deferred Compensation Plan dated effective April 30, 2013, including the Cash Deferral Election Form (previously filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2013 (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.25*		Amendment No. 1 to the Quanta Services, Inc. Non-Employee Director Deferred Compensation Plan effective as of April 30, 2013 (previously filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2014 (No. 001-13831) filed May 8, 2014 and incorporated herein by reference)

10.26*	—	Restricted Stock Unit Deferral Election Form, pursuant to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2013 (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.27*	—	Quanta Services, Inc. Nonqualified Deferred Compensation Plan dated January 22, 2014, including the Adoption Agreement and Plan Document (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 27, 2014 and incorporated herein by reference)

10.28*	—	Form of Amended and Restated Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 31, 2012 and incorporated herein by reference)

10.29	—	Third Amended and Restated Credit Agreement dated as of October 30, 2013, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed November 5, 2013 and incorporated herein by reference)

10.30	—	Third Amended and Restated Security Agreement dated as of October 30, 2013, among Quanta Services, Inc., the other Debtors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed November 5, 2013 and incorporated herein by reference)

10.31	—	Third Amended and Restated Pledge Agreement dated as of October 30, 2013, among Quanta Services, Inc., the other Pledgors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed November 5, 2013 and incorporated herein by reference)

10.32	—	Assignment and Assumption Agreement dated as of August 30, 2007, by and between InfraSource Services, Inc. and Quanta Services, Inc. (previously filed as Exhibit 10.3 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)

10.33	—	Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

Exhibit No.		Description

10.34	—	Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

10.35	—	First Amendment to Intercreditor Agreement dated December 3, 2012 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-13831) filed August 9, 2013 and incorporated herein by reference)

10.36	—	Joinder Agreement and Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of November 28, 2006, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed December 4, 2006 and incorporated herein by reference)

10.37	—	Second Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of January 9, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2007 (No. 001-13831) filed February 29, 2008 and incorporated herein by reference)

10.38	—	Joinder Agreement and Third Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of December 19, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2011 (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.39	—	Joinder Agreement and Fourth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of March 31, 2009, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed April 1, 2009 and incorporated herein by reference)

10.40	—	Joinder Agreement and Fifth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of May 17, 2012, among Federal Insurance Company, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, The Insurance Company of the State of Pennsylvania, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2012 (No. 001-13831) filed August 8, 2012 and incorporated herein by reference)

Exhibit No.		Description

10.41	—	Sixth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of December 3, 2012, among Federal Insurance Company, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.32 to the Company’a Form 10-K for the year ended December 31, 2012 (No. 001-13831) filed March 1, 2013 and incorporated herein by reference)

21.1^	—	Subsidiaries

23.1^	—	Consent of PricewaterhouseCoopers LLP

31.1^	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS^		XBRL Instance Document

101.SCH^		XBRL Taxonomy Extension Schema Document

101.CAL^		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB^		XBRL Taxonomy Extension Label Linkbase Document

101.PRE^		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF^		XBRL Taxonomy Extension Definition Linkbase Document

*	Management contracts or compensatory plans or arrangements
^	Filed with this Annual Report on Form 10-K
†	Furnished with this Annual Report on Form 10-K