Form 10-Q
period 2015-03-31
QUANTA SERVICES INC
filed 2015-05-08
CIK 1050915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

As of May 1, 2015, the number of outstanding shares of Common Stock of the Registrant was 204,498,117. As of the same date, 3,500,000 exchangeable shares of a Canadian subsidiary of the Registrant associated with one share of Series F Preferred Stock of the Registrant were outstanding, 899,858 exchangeable shares of a Canadian subsidiary of the Registrant associated with one share of Series G Preferred Stock of the Registrant were outstanding and an additional 2,926,113 exchangeable shares of certain other Canadian subsidiaries of the Registrant were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$135,534	$190,515
Accounts receivable, net of allowances of $6,611 and $6,174	1,642,675	1,812,539
Costs and estimated earnings in excess of billings on uncompleted contracts	341,190	290,447
Inventories	45,824	38,921
Prepaid expenses and other current assets	222,417	221,554

Total current assets	2,387,640	2,553,976
Property and equipment, net of accumulated depreciation of $770,798 and $739,545	1,480,097	1,480,128
Other assets, net	98,557	85,842
Other intangible assets, net of accumulated amortization of $261,100 and $255,858	252,055	260,593
Goodwill	1,922,485	1,931,485

Total assets	$6,140,834	$6,312,024

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$9,440	$8,876
Accounts payable and accrued expenses	874,627	877,336
Billings in excess of costs and estimated earnings on uncompleted contracts	240,243	251,113

Total current liabilities	1,124,310	1,137,325
Long-term debt and notes payable, net of current maturities	115,002	72,489
Deferred income taxes	299,809	300,516
Insurance and other non-current liabilities	290,960	276,154

Total liabilities	1,830,081	1,786,484

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 226,885,163 and 226,194,656 shares issued, and 204,495,383 and 210,819,790 shares outstanding	2	2
Exchangeable Shares, no par value, 7,325,971 shares issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Series G Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	3,609,574	3,592,906
Retained earnings	1,420,275	1,366,791
Accumulated other comprehensive income (loss)	(212,244)	(123,290)
Treasury stock, 22,389,780 and 15,374,866 common shares, at cost	(520,119)	(321,936)

Total stockholders’ equity	4,297,488	4,514,473
Non-controlling interests	13,265	11,067

Total equity	4,310,753	4,525,540

Total liabilities and equity	$6,140,834	$6,312,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$1,886,956	$1,762,574
Cost of services (including depreciation)	1,634,295	1,490,503

Gross profit	252,661	272,071
Selling, general and administrative expenses	150,238	173,331
Amortization of intangible assets	8,706	8,245

Operating income	93,717	90,495
Interest expense	(1,400)	(982)
Interest income	455	1,545
Other income (expense), net	(212)	643

Income before income taxes	92,560	91,701
Provision for income taxes	34,375	33,053

Net income	58,185	58,648
Less: Net income attributable to non-controlling interests	4,701	4,240

Net income attributable to common stock	$53,484	$54,408

Earnings per share attributable to common stock—basic and diluted	$0.25	$0.25

Shares used in computing earnings per share:
Weighted average basic shares outstanding	215,473	219,033

Weighted average diluted shares outstanding	215,490	219,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$58,185	$58,648
Other comprehensive income (loss), net of tax provision:
Foreign currency translation adjustment, net of tax of $0 and $0	(88,949)	(17,965)
Other, net of tax of $1 and $6	(5)	(18)

Other comprehensive income (loss)	(88,954)	(17,983)

Comprehensive income (loss)	(30,769)	40,665
Less: Comprehensive income attributable to non-controlling interests	4,701	4,240

Total comprehensive income (loss) attributable to Quanta stockholders	$(35,470)	$36,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$58,185	$58,648
Adjustments to reconcile net income to net cash provided by (used in) operating activities —
Depreciation	44,074	36,865
Amortization of intangible assets	8,706	8,245
Amortization of debt issuance costs	273	275
Amortization of deferred revenues	(2,535)	(2,746)
Gain on sale of property and equipment	(102)	(305)
Foreign currency (gain) loss	190	(266)
Provision for doubtful accounts	578	48
Non-cash portion of arbitration expense	—	10,518
Deferred income tax provision	3,495	8,086
Non-cash stock-based compensation	9,960	10,298
Tax impact of stock-based equity awards	(1)	(123)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	122,432	(61,480)
Costs and estimated earnings in excess of billings on uncompleted contracts	(63,488)	(46,946)
Inventories	(3,122)	(1,923)
Prepaid expenses and other current assets	(3,242)	(368)
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	27,850	(50,999)
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,018)	(31,632)
Other, net	(7,008)	3,272

Net cash provided by (used in) operating activities	189,227	(60,533)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	1,282	2,493
Additions of property and equipment	(66,168)	(71,418)
Cash paid for acquisitions, net of cash acquired	(34,733)	(76,368)
Investments in equity from unconsolidated affiliates	(809)	—
Cash received from other investments	214	259
Cash withdrawn from restricted cash	322	—

Net cash used in investing activities	(99,892)	(145,034)

Cash Flows from Financing Activities:
Borrowings under credit facility	147,456	2,370
Payments under credit facility	(103,943)	(2,370)
Payments on other long-term debt	(400)	(10,293)
Payments on short-term debt	(922)	—
Distributions to non-controlling interests	(2,503)	(500)
Tax impact of stock-based equity awards	1	123
Exercise of stock options	76	424
Repurchase of common stock	(182,000)	—

Net cash used in financing activities	(142,235)	(10,246)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,081)	376
Net decrease in cash and cash equivalents	(54,981)	(215,437)
Cash and cash equivalents, beginning of period	190,515	488,777

Cash and cash equivalents, end of period	$135,534	$273,340

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for —
Interest paid	$(1,188)	$(1,268)
Income taxes paid	$(12,609)	$(87,712)
Income tax refunds	$445	$238

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

Oil and Gas Infrastructure Services Segment

The Oil and Gas Infrastructure Services segment provides comprehensive network solutions to customers involved in the development and transportation of natural gas, oil and other pipeline products. Services performed by the Oil and Gas Infrastructure Services segment generally include the design, installation, repair and maintenance of pipeline transmission and distribution systems, gathering systems, production systems and compressor and pump stations, as well as related trenching, directional boring and automatic welding services. In addition, this segment’s services include pipeline protection, integrity testing, rehabilitation and replacement and fabrication of pipeline support systems and related structures and facilities. Quanta also serves the offshore and inland water energy markets, primarily providing services to oil and gas exploration platforms, including mechanical installation (or “hook-ups”), electrical and instrumentation, pre-commissioning and commissioning, coatings, fabrication, pipeline construction, integrity services and marine asset repair. To a lesser extent, this segment designs, installs and maintains fueling systems, as well as water and sewer infrastructure.

Fiber Optic Licensing and Other Segment

The Fiber Optic Licensing and Other segment designs, procures, constructs, maintains and owns fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic network, with the network owned and maintained by Quanta. Additionally, the Fiber Optic Licensing and Other segment provides lit services, with Quanta providing network management services to customers, as well as owning the electronic equipment necessary to make the fiber optic network operational. This segment serves customers in multiple institutional sectors, including communications carriers, as well as education, financial services, healthcare and other business enterprises with high bandwidth

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions. The Fiber Optic Licensing and Other segment also provides various telecommunication infrastructure services on a limited and ancillary basis, primarily to Quanta’s customers in the electric power industry.

Potential Disposition - Fiber Optic Licensing Operations

On April 29, 2015, Quanta entered into a definitive agreement to sell its fiber optic licensing operations for a purchase price of approximately $1 billion in cash, subject to certain limited adjustments. Quanta anticipates that the sale will close by December 31, 2015; however, the transaction is subject to various regulatory approvals and other customary conditions prior to closing. The potential sale of the fiber optic licensing operations did not meet the requirements of the related authoritative guidance to qualify for held for sale or discontinued operations reporting as of March 31, 2015. Quanta will continue to evaluate whether the potential sale of its fiber optic licensing operations meets the requirements for held for sale or discontinued operations reporting in future reporting periods.

Acquisitions

During the first quarter of 2015, Quanta completed the acquisition of three companies. These acquisitions included an underground utility distribution contractor that provides services to gas and electric utilities in Canada, which is generally included in Quanta’s Oil and Gas Infrastructure Services segment, a supplier and material procurement specialist for the power and utility industry in Canada, which is generally included in Quanta’s Electric Power Infrastructure Services segment, and a company that specializes in the engineering, procurement, construction and commissioning of compression and surface facilities for the high pressure gas industry in Australia, which is generally included in Quanta’s Oil and Gas Infrastructure Services segment.

During 2014, Quanta completed nine acquisitions, which enabled Quanta to further enhance its electric power and oil and gas infrastructure service offerings in the United States and Canada and expand its capabilities in Australia to include electric power infrastructure service offerings. These acquisitions included four electric power infrastructure services companies located in Canada; two oil and gas infrastructure services businesses located in Canada; an electric power infrastructure services company located in Australia; a U.S.-based general engineering and construction company specializing in hydrant fueling, waterfront and utility construction for the U.S. Department of Defense that is generally included in Quanta’s Oil and Gas Infrastructure Services segment; and a geotechnical and geological engineering services company based in the United States that is generally included in Quanta’s Electric Power Infrastructure Services segment.

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

Quanta recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta and its subsidiaries included in Quanta’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 2, 2015.

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

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $135.5 million and $190.5 million as of March 31, 2015 and December 31, 2014. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which are carried at fair value. At March 31, 2015 and December 31, 2014, cash equivalents were $9.3 million and $107.6 million, and consisted primarily of money market mutual funds and are discussed further in Fair Value Measurements below. As of March 31, 2015 and December 31, 2014, cash and cash equivalents held in domestic bank accounts were approximately $103.8 million and $127.2 million, and cash and cash equivalents held in foreign bank accounts were approximately $31.7 million and $63.3 million. As of March 31, 2015 and December 31, 2014, cash and cash equivalents held by Quanta’s investments in joint ventures, which are either consolidated or proportionately consolidated, were approximately

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

$17.9 million and $19.1 million. Cash and cash equivalents held by the joint ventures is available to support the operations of the related joint ventures, and Quanta does not have access to that cash for its other operations. Under the terms of the partnership agreements, Quanta generally has no right to the joint ventures’ cash other than participating in distributions and in the event of dissolution.

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates regarding, among other factors, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions, the ongoing relationship with the customer and uncertainties related to the resolution of disputed matters. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect Quanta’s ability to collect amounts due from them. As of March 31, 2015 and December 31, 2014, Quanta had allowances for doubtful accounts on current receivables of approximately $6.6 million and $6.2 million. Long-term accounts receivable are included within other assets, net on the consolidated balance sheets.

Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of March 31, 2015 and December 31, 2014 were approximately $304.9 million and $307.3 million, and were included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months were included in other assets, net, and as of March 31, 2015 and December 31, 2014 were $24.1 million and $19.6 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At March 31, 2015 and December 31, 2014, the balances of unbilled receivables included in accounts receivable were approximately $198.5 million and $165.5 million.

Goodwill and Other Intangibles

Quanta has recorded goodwill in connection with its historical acquisitions of companies. Upon acquisition, these companies were either combined into one of Quanta’s existing operating units or managed on a stand-alone

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

basis as an individual operating unit. Goodwill recorded in connection with these acquisitions is subject to an annual assessment for impairment, which Quanta performs at the operating unit level for each operating unit that carries a balance of goodwill. Each of Quanta’s operating units is organized into one of three internal divisions: the Electric Power Division, the Oil and Gas Infrastructure Division or the Fiber Optic Licensing Division. As most of the companies acquired by Quanta provide multiple types of services for multiple types of customers, these divisional designations are based on the predominant type of work performed by each operating unit at the point in time the divisional designation is made. Goodwill is required to be measured for impairment at the reporting unit level, which represents the operating segment level or one level below the operating segment level for which discrete financial information is available. Quanta has determined that its individual operating units represent its reporting units for the purpose of assessing goodwill impairments.

Quanta has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step fair value-based impairment test described below. If Quanta believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. Quanta can choose to perform the qualitative assessment on none, some or all of its reporting units. Quanta can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume the qualitative assessment in any subsequent period. Qualitative indicators, including deterioration in macroeconomic conditions, declining financial performance, or a sustained decrease in share price, among other things, may trigger the need for annual or interim impairment testing of goodwill associated with one or all of the reporting units.

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

Quanta determines the fair value of its reporting units using a weighted combination of the discounted cash flow, market multiple and market capitalization valuation approaches, with heavier weighting on the discounted cash flow method, as in management’s opinion this method currently results in the most accurate calculation of a reporting unit’s fair value. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, discount rates, weighted average costs of capital and future market conditions, among others. Quanta believes the estimates and assumptions used in its impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated.

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

During the fourth quarter of 2014, a two-step fair-value based goodwill impairment analysis was performed for each of Quanta’s reporting units, and no reporting units were evaluated solely on a qualitative basis. The analysis indicated that the implied fair value of each of Quanta’s reporting units, other than recently acquired reporting units, was substantially in excess of its carrying value. Following the analysis, management concluded that no impairment was indicated at any reporting unit. As discussed generally above, when evaluating the 2014 step one impairment test results, management considered many factors in determining whether or not an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment in which Quanta’s reporting units were operating. Additionally, management considered the sensitivity of its fair value estimates to changes in certain valuation assumptions and, after giving consideration to at least a 10% decrease in the fair value of each of Quanta’s reporting units, the results of the assessment at December 31, 2014 did not change. However, circumstances such as market declines, unfavorable economic conditions, the loss of a major customer or other factors could impact the valuation of goodwill in future periods.

Quanta’s intangible assets include customer relationships, backlog, trade names, non-compete agreements, patented rights and developed technology, all subject to amortization, along with other intangible assets not subject to amortization. The value of customer relationships is estimated as of the date a business is acquired based on the value-in-use concept utilizing the income approach, specifically the excess earnings method. The excess earnings analysis consists of discounting to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals and estimated customer attrition rates, the importance or lack thereof of existing customer relationships to Quanta’s business plan, income taxes and required rates of return. Quanta values backlog for acquired businesses as of the acquisition date based upon the contractual nature of the backlog within each service line, using the income approach to discount back to present value the cash flows attributable to the backlog. The value of trade names is estimated using the relief-from-royalty method of the income approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of this intangible asset.

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

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate Quanta for services rendered, which may be measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the material associated with Quanta’s work is owner-furnished and is therefore not included in contract revenues and costs. The cost estimation process is based on professional knowledge and experience of Quanta’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore Quanta’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. These factors are routinely evaluated on a project by project basis throughout the project term, and the impact of corresponding revisions in management’s estimates of contract value, contract cost and contract profit are recorded as necessary in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. Quanta’s operating results for the three months ended March 31, 2015 were positively impacted by approximately 8.9% as a result of changes in contract estimates related to projects that were in progress at December 31, 2014, primarily associated with an electric power infrastructure services project that experienced effective contract execution and a reduction in estimated total project costs as the project progressed from mid-construction to near completion during the three months ended March 31, 2015.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of March 31, 2015 and December 31, 2014, Quanta had approximately $115.8 million and $106.8 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business. These aggregate contract price adjustments represent management’s best estimate of additional contract revenues which have been earned and which management believes are probable of collection. The amounts ultimately realized by Quanta upon final acceptance by its customers could be higher or lower than such estimated amounts.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Fiber Optic Licensing — The fiber optic licensing business constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of March 31, 2015 and December 31, 2014, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $57.1 million and $56.5 million, and were recognized as deferred revenue, with $48.9 million and $48.2 million considered to be long-term and included in other non-current liabilities. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at March 31, 2015 were as follows (in thousands):

Minimum Future Licensing Revenues
Year Ending December 31 —
Remainder of 2015	$71,066
2016	80,384
2017	67,458
2018	53,683
2019	37,457
Thereafter	133,117

Fixed non-cancelable minimum licensing revenues	$443,165

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

As of March 31, 2015, the total amount of unrecognized tax benefits relating to uncertain tax positions was $52.2 million, an increase from December 31, 2014 of $1.1 million. This increase in unrecognized tax benefits

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

resulted primarily from a $1.6 million increase due to tax positions expected to be taken for 2015, partially offset by a $0.4 million decrease due to audit settlements. Quanta is currently under examination by the Internal Revenue Service (IRS) for tax years 2011 and 2012 and remains open to examination by the IRS for tax years 2013 and 2014, as these statute of limitations periods have not yet expired. Additionally, certain subsidiaries are under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $10.3 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.

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

Collective Bargaining Agreements

Some of Quanta’s operating units are parties to various collective bargaining agreements with unions that represent certain of their employees. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to those in the expiring agreements. The agreements require the operating units to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. Quanta’s multi-

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

employer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on its union employee payrolls. The location and number of union employees that Quanta employs at any given time and the plans in which they may participate vary depending on the projects Quanta has ongoing at that time and the need for union resources in connection with those projects. Therefore, Quanta is unable to accurately predict the union employee payroll and the amount of the resulting multi-employer pension plan contribution obligation for future periods.

Stock-Based Compensation

Quanta recognizes compensation expense for restricted stock, restricted stock units (RSUs) and performance units to be settled in common stock based on the fair value of the awards granted at the date of grant, net of estimated forfeitures. The fair value of restricted stock awards, RSUs and performance units to be settled in common stock is determined based on the number of shares, RSUs or performance units granted and the closing price of Quanta’s common stock on the date of grant. An estimate of future forfeitures is required in determining the period expense. Quanta uses historical data to estimate the forfeiture rate; however, these estimates are subject to change and may impact the value that will ultimately be realized as compensation expense. The resulting compensation expense from discretionary awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, while compensation expense from performance-based awards is recognized using the graded vesting method over the requisite service period. Restricted stock awards, RSUs and performance units to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting. During the restriction period, holders of restricted stock are entitled to vote and receive dividends on such shares. The cash flows resulting from the tax deductions in excess of the compensation expense recognized for restricted stock, RSUs and performance units to be settled in common stock and stock options (excess tax benefit) are classified as financing cash flows.

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

Comprehensive Income

Components of comprehensive income include all changes in equity during a period except those resulting from changes in Quanta’s capital related accounts. Quanta records other comprehensive income (loss) for foreign currency translation adjustments related to its foreign operations and for other revenues, expenses, gains and losses that are included in comprehensive income, but excluded from net income.

Litigation Costs and Reserves

Quanta records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Costs incurred for litigation are expensed as incurred. Further details are presented in Note 10.

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of variable rate debt also approximates fair value. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents were categorized as Level 1 assets at March 31, 2015 and December 31, 2014, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

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

Adoption of New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued an update that changes the requirement for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the entity or group of components of an entity meets the criteria to be classified as held for sale or when it is disposed of by sale or other than by sale. The update also requires additional disclosures about discontinued operations, a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, and an entity’s significant continuing involvement with a discontinued operation. Quanta adopted this guidance effective January 1, 2015. This guidance will impact the disclosure and presentation of how Quanta reports any future disposals of components or groups of components of its business.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued an update that supersedes most current revenue recognition guidance as well as some cost recognition guidance. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. For public entities, the update is currently effective for fiscal years beginning on or after December 15, 2016, including interim periods within that year. On April 1, 2015, the FASB proposed a one year deferral of the effective date for the update. The proposed deferral would result in the update being effective for public companies with fiscal years beginning on or after December 15, 2017, including interim periods within that year. The proposal is subject to the FASB’s due process requirements, which includes a period for public comments. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. Quanta is currently evaluating the potential

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

impact of this authoritative guidance on its consolidated financial statements and is planning to adopt this guidance effective January 1, 2018, subject to the FASB’s proposal satisfying the remaining due process requirements.

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

In April 2015, the FASB issued an update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts and premiums. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, although early adoption is permitted. The update is required to be adopted retroactively for all periods presented. The adoption of the update is not expected to have a significant impact on Quanta’s consolidated financial statements or related disclosures. Quanta will adopt this guidance effective January 1, 2016.

4.	ACQUISITIONS:

2015 Acquisitions

During the first quarter of 2015, Quanta completed the acquisition of three companies. These acquisitions included an underground utility distribution contractor that provides services to gas and electric utilities in Canada, which is generally included in Quanta’s Oil and Gas Infrastructure Services segment, a supplier and material procurement specialist for the power and utility industry in Canada, which is generally included in Quanta’s Electric Power Infrastructure Services segment, and a company that specializes in the engineering, procurement, construction, and commissioning of compression and surface facilities for the high pressure gas industry in Australia, which is generally included in Quanta’s Oil and Gas Infrastructure Services segment. The aggregate consideration paid for these acquisitions was approximately $36.9 million in cash, subject to net working capital adjustments. As these transactions were effective during the first quarter of 2015, the results have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

These acquisitions should enable Quanta to further enhance its electric power and oil and gas infrastructure service offerings in Canada and Australia.

2014 Acquisitions

During 2014, Quanta completed nine acquisitions, which enabled Quanta to further enhance its electric power and oil and gas infrastructure service offerings in the United States and Canada and expand its capabilities in Australia to include electric power infrastructure service offerings. These acquisitions included four electric power infrastructure services companies located in Canada; two oil and gas infrastructure services businesses located in Canada; an electric power infrastructure services company located in Australia; a U.S.-based general engineering and construction company specializing in hydrant fueling, waterfront and utility construction for the U.S. Department of Defense that is generally included in Quanta’s Oil and Gas Infrastructure Services segment; and a geotechnical and geological engineering services company based in the United States that is generally included in Quanta’s Electric Power Infrastructure Services segment. The aggregate consideration paid for these acquisitions consisted of approximately $284.3 million in cash, 686,382 shares of Quanta common stock and 3,825,971 exchangeable shares of Canadian subsidiaries of Quanta that are exchangeable on a one-for-one basis for Quanta common stock. The exchangeable shares provide holders with rights equivalent to Quanta common stockholders with respect to dividends and other economic rights. In addition, Quanta issued one share of Series G preferred stock associated with 899,858 of the exchangeable shares, which generally votes on the same matters as Quanta common stock and is entitled to a number of votes equal to the number of such exchangeable shares outstanding at that time. The exchangeable shares not associated with preferred stock do not have voting rights. The aggregate value of the securities issued related to 2014 acquisitions on the respective closing or settlement dates of the acquisitions totaled approximately $134.5 million. As these transactions were effective during 2014, the results of each acquired company have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition.

2015 and 2014 Acquisitions

Quanta is in the process of finalizing its assessments of the fair values of the acquired assets and assumed liabilities related to businesses acquired subsequent to June 30, 2014, and further adjustments to the purchase price allocations may occur. Quanta expects to complete the purchase accounting process as soon as practicable but no later than one year from the respective acquisition dates. The aggregate purchase consideration related to the third and fourth quarter 2014 acquisitions was preliminarily allocated to acquired assets and assumed liabilities, which resulted in a preliminary allocation of approximately $106.9 million of net tangible assets, $116.1 million of goodwill and $73.9 million of other intangible assets. Additionally, the aggregate purchase consideration related to the first quarter 2015 acquisitions was preliminarily allocated to acquired assets and assumed liabilities, which resulted in a preliminary allocation of approximately $9.5 million of net tangible assets, $18.3 million of goodwill and $9.1 million of other intangible assets.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the aggregate consideration paid or payable through March 31, 2015 for the 2015 and 2014 acquisitions and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates. This allocation requires a significant use of estimates and is based on information that was available to management at the time these consolidated financial statements were prepared (in thousands).

	2015	2014
Consideration:
Value of Quanta common stock and exchangeable shares issued	$—	$134,538
Cash paid or payable	36,868	284,312

Fair value of total consideration transferred	$36,868	$418,850

Current assets	$12,600	$172,298
Property and equipment	15,649	159,186
Other assets	—	3,500
Identifiable intangible assets	9,068	96,302
Current liabilities	(9,819)	(144,252)
Deferred tax liabilities, net	(4,052)	(37,743)
Other long-term liabilities	(4,909)	(4,926)

Total identifiable net assets	18,537	244,365
Goodwill	18,331	174,485

	$36,868	$418,850

The fair value of current assets acquired in 2015 included accounts receivable with a fair value of $6.2 million. The fair value of current assets acquired in 2014 included accounts receivable with a fair value of $117.0 million.

Goodwill represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed. The 2015 and 2014 acquisitions strategically expanded Quanta’s Canadian, Australian and domestic electric power and oil and gas service offerings, which Quanta believes contributes to the recognition of the goodwill. In connection with the 2015 acquisitions, goodwill of $0.9 million was recorded for the business acquired that was included within Quanta’s Electric Power Division and $17.4 million was recorded for the businesses acquired that were included within Quanta’s Oil and Gas Infrastructure Division on the dates of acquisition. In connection with the 2014 acquisitions, goodwill of $71.5 million was recorded for the businesses included within Quanta’s Electric Power Division and $103.0 million was recorded for businesses included within Quanta’s Oil and Gas Infrastructure Division on the dates of acquisition. No goodwill is expected to be deductible for income tax purposes related to the businesses acquired in the first quarter of 2015, and goodwill of approximately $30.1 million is expected to be deductible for income tax purposes related to the businesses acquired in 2014.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the estimated fair values of identifiable intangible assets and the related weighted average amortization periods by type as of the respective acquisition dates for the 2015 acquisitions (in thousands, except for weighted average amortization periods, which are in years).

	Estimated Fair Value at Acquisition Date	Weighted Average Amortization Period at Acquisition Date
Customer relationships	$6,391	17.2
Backlog	741	0.5
Trade names	1,408	5.0
Non-compete agreements	528	5.0

Total intangible assets subject to amortization acquired in 2015 acquisitions	$9,068	13.3

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

	Three Months Ended March 31,
	2015	2014
Revenues	$1,893,115	$1,951,362
Gross profit	$253,737	$288,846
Selling, general and administrative expenses	$150,732	$183,265
Amortization of intangible assets	$8,906	$11,486
Net income	$58,132	$60,482
Net income attributable to common stock	$53,431	$56,242

Earnings per share attributable to common stock —basic and diluted	$0.25	$0.25

The pro forma combined results of operations for the three months ended March 31, 2015 and 2014 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2015 acquisitions as if they occurred January 1, 2014. The pro forma combined results of operations for the three months ended March 31, 2014 have also been prepared by adjusting the historical results of Quanta to include the historical results of the 2014 acquisitions as if they occurred January 1, 2013. These pro forma combined historical results were then adjusted for the following: a reduction of interest expense as a result of the repayment of outstanding indebtedness, a reduction of interest income as a result of the cash consideration paid net of cash received, an increase in amortization expense due to the incremental intangible assets recorded related to the 2015 and 2014 acquisitions, an increase or decrease in depreciation expense within cost of services related to the net impact of adjusting acquired property and equipment to the acquisition date fair value and conforming depreciable lives with Quanta’s accounting policies, an increase in the number of outstanding shares of Quanta common stock and certain reclassifications to conform the acquired companies’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from the 2015 and 2014

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

Revenues of approximately $7.0 million and a loss before income taxes of approximately $1.0 million, which included $0.5 million of acquisition costs, were included in Quanta’s consolidated results of operations for the three months ended March 31, 2015 related to the 2015 acquisitions following their respective dates of acquisition.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Division	Oil and Gas Infrastructure Division	Fiber Optic Licensing Division	Total
Goodwill balance at December 31, 2014	$1,223,224	$373,471	$334,790	$1,931,485
Goodwill acquired during 2015	949	17,382	—	18,331
Purchase price adjustments	750	(2,568)	—	(1,818)
Foreign currency translation adjustment related to goodwill	(15,076)	(10,437)	—	(25,513)

Goodwill balance at March 31, 2015	$1,209,847	$377,848	$334,790	$1,922,485

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

Quanta’s intangible assets subject to amortization and the remaining weighted average amortization periods related to such assets were as follows (in thousands except for weighted average amortization periods, which are in years):

	As of			As of			As of
	March 31, 2015			December 31, 2014			March 31, 2015
	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$255,901	$(77,968)	$177,933	$257,380	$(74,289)	$183,091	10.2
Backlog	149,307	(138,615)	10,692	151,404	(138,460)	12,944	1.2
Trade names	49,806	(6,882)	42,924	49,664	(6,278)	43,386	19.5
Non-compete agreements	31,329	(25,391)	5,938	31,430	(25,136)	6,294	3.4
Patented rights and developed technology	22,312	(12,244)	10,068	22,073	(11,695)	10,378	4.4

Total intangible assets subject to amortization	$508,655	$(261,100)	$247,555	$511,951	$(255,858)	$256,093	11.0

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Additionally, Quanta had $4.5 million of intangible assets not subject to amortization at March 31, 2015 and December 31, 2014.

Amortization expense for intangible assets was $8.7 million and $8.2 million for the three months ended March 31, 2015 and 2014. The estimated future aggregate amortization expense of intangible assets subject to amortization as of March 31, 2015 is set forth below (in thousands):

For the Fiscal Year Ending December 31,
Remainder of 2015	$26,214
2016	28,243
2017	24,592
2018	24,316
2019	23,548
Thereafter	120,642

Total	$247,555

6.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 are illustrated below (in thousands):

	Three Months Ended March 31,
	2015	2014
Amounts attributable to common stock:
Net income attributable to common stock	$53,484	$54,408

Weighted average shares:
Weighted average shares outstanding for basic earnings per share	215,473	219,033
Effect of dilutive stock options	17	42

Weighted average shares outstanding for diluted earnings per share	215,490	219,075

For purposes of calculating diluted earnings per share, there were no adjustments required to derive Quanta’s net income attributable to common stock. Outstanding exchangeable shares that were issued pursuant to certain of Quanta’s historical acquisitions (as further discussed in Note 8), which are exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in weighted average shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 for the portion of the respective periods that they were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7.	DEBT OBLIGATIONS:

Quanta’s long-term debt obligations consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Borrowings under credit facility	$106,434	$68,793
Other long-term debt, interest rates ranging from 1.4% to 4.3%	6,222	6,370
Capital leases, interest rates ranging from 6.0% to 7.3%	7,652	1,146

Total long-term debt obligations	120,308	76,309
Less — Current maturities of long-term debt	5,306	3,820

Total long-term debt obligations, net of current maturities	$115,002	$72,489

Quanta’s current maturities of long-term debt and short-term borrowings consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Short-term borrowings	$4,134	$5,056
Current maturities of long-term debt	5,306	3,820

Current maturities of long-term debt and short-term borrowings	$9,440	$8,876

Credit Facility

On October 30, 2013, Quanta entered into an amended and restated credit agreement with various lenders that provides for a $1.325 billion senior secured revolving credit facility maturing October 30, 2018. The entire amount available may be used for revolving loans and letters of credit in U.S. dollars and certain foreign currencies. Swing line loans are limited to $50.0 million in U.S. dollars, $30.0 million in Canadian dollars and $20.0 million in Australian dollars. In addition, subject to the conditions specified in the credit agreement, Quanta has the option to increase the revolving commitments by up to $300.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

As of March 31, 2015, Quanta had approximately $328.5 million of outstanding letters of credit and bank guarantees, $226.3 million of which was denominated in U.S. dollars and $102.2 million of which was denominated in Australian or Canadian dollars, and $106.4 million of outstanding borrowings under the credit facility, all of which was denominated in Canadian dollars. The remaining $890.1 million was available for borrowings or issuing new letters of credit or bank guarantees. There were nominal borrowings during the three months ended March 31, 2014. Information on borrowings under Quanta’s credit facility and the applicable interest rates during the three months ended March 31, 2015 is as follows (dollars in thousands):

Three Months Ended
March 31, 2015
Maximum amount outstanding during the period	$123,768
Average daily amount outstanding under the credit facility	$92,351
Weighted-average interest rate	2.24%

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement). The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on Quanta’s assets. The credit agreement allows cash payments for dividends and stock repurchases subject to compliance with the following requirements (after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of March 31, 2015, Quanta was in compliance with all of the covenants in the credit agreement.

The credit agreement provides for customary events of default and contains cross-default provisions with Quanta’s underwriting, continuing indemnity and security agreement with its sureties and all other debt instruments exceeding $75.0 million in borrowings or availability. If an Event of Default (as defined in the credit agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the credit agreement, the lenders may declare all amounts outstanding and accrued and unpaid interest immediately due and payable, require that Quanta provide cash collateral for all outstanding letter of credit obligations, terminate the commitments under the credit agreement, and foreclose on the collateral.

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

The combination of the exchangeable shares and Preferred Stock gives the holders of such exchangeable shares rights equivalent to Quanta common stockholders with respect to voting, dividends and other economic rights. The holders of exchangeable shares not associated with the Preferred Stock have rights equivalent to Quanta common stockholders with respect to dividends and other economic rights but do not have voting rights. As of March 31, 2015, both shares of the Preferred Stock remained outstanding and 7,325,971 exchangeable shares remained outstanding, of which 4,399,858 were associated with the Preferred Stock.

Treasury Stock

Under the stock incentive plans described in Note 9, the tax withholding obligations of employees upon vesting of restricted stock awards and RSUs settled in common stock are typically satisfied by Quanta making

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

such tax payments and withholding a number of vested shares having a value on the date of vesting equal to the tax withholding obligation. For the settlement of these employee tax liabilities, Quanta withheld 0.3 million shares of Quanta common stock during each of the three months ended March 31, 2015 and 2014, with a total market value of $9.5 million and $11.4 million. These shares and the related costs to acquire them were accounted for as adjustments to the balance of treasury stock. Under Delaware corporate law, treasury stock is not counted for quorum purposes or entitled to vote.

During the fourth quarter of 2013, Quanta’s board of directors approved a stock repurchase program authorizing Quanta to purchase, from time to time through December 31, 2016, up to $500.0 million of its outstanding common stock. During the three months ended March 31, 2015, Quanta purchased 6.7 million shares of its common stock under this program at a cost of $182.0 million. As of March 31, 2015, Quanta had purchased an aggregate of approximately 9.7 million shares of its common stock under this program at a cost of $275.5 million. The shares and the related cost to acquire them have been accounted for as an adjustment to the balance of treasury stock.

Non-controlling Interests

Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Quanta has determined that certain of these joint ventures are VIEs, with Quanta providing the majority of the infrastructure services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. Management has concluded that Quanta is the primary beneficiary of each of these joint ventures and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as non-controlling interests in the condensed consolidated financial statements. Income attributable to the other joint venture members in the amounts of $4.7 million and $4.2 million for the three months ended March 31, 2015 and 2014 has been accounted for as a reduction of net income in deriving net income attributable to common stock. Equity in the consolidated assets and liabilities of these joint ventures that is attributable to the other joint venture members has been accounted for as non-controlling interests within total equity in the accompanying balance sheets.

The carrying value of the investments held by Quanta in all of its VIEs was approximately $13.3 million and $11.1 million at March 31, 2015 and December 31, 2014. The carrying value of investments held by the non-controlling interests in these variable interest entities at March 31, 2015 and December 31, 2014 was $13.3 million and $11.1 million. During the three months ended March 31, 2015 and 2014, distributions to non-controlling interests were $2.5 million and $0.5 million. There were no other changes in equity as a result of transfers to/from the non-controlling interests during the three months ended March 31, 2015 or 2014. See Note 10 for further disclosures related to Quanta’s joint venture arrangements.

9.	EQUITY-BASED COMPENSATION:

Stock Incentive Plans

On May 19, 2011, Quanta’s stockholders approved the 2011 Omnibus Equity Incentive Plan (the 2011 Plan). The 2011 Plan provides for the award of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock, RSUs, stock bonus awards, performance compensation awards (including performance units and cash bonus awards) or any combination of the foregoing. The purpose of the 2011 Plan is to provide participants with additional performance incentives by increasing their proprietary interest in Quanta. Employees, directors, officers, consultants or advisors of Quanta or its affiliates are eligible to

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

participate in the 2011 Plan, as are prospective employees, directors, officers, consultants or advisors of Quanta who have agreed to serve Quanta in those capacities. An aggregate of 11,750,000 shares of Quanta common stock may be issued pursuant to awards granted under the 2011 Plan.

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

Restricted Stock and RSUs to be Settled in Common Stock

During the three months ended March 31, 2015 and 2014, Quanta granted 1.2 million and 1.3 million shares of restricted stock and RSUs to be settled in common stock under the Plans, with weighted average grant date fair values of $27.77 and $35.19. The grant date fair value for awards of restricted stock and RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. Restricted stock and RSU awards to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs in equal installments over a two-year or three-year period following the date of grant. During the restriction period, holders of restricted stock are entitled to vote and receive dividends on such shares.

During the three months ended March 31, 2015 and 2014, vesting activity consisted of 1.2 million and 1.0 million shares of restricted stock and RSUs settled in common stock with an approximate fair value at the time of vesting of $33.2 million and $33.5 million.

As of March 31, 2015, there was approximately $53.4 million of total unrecognized compensation cost related to unvested restricted stock and RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.08 years.

Performance Units to be Settled in Common Stock

Performance units awarded pursuant to the 2011 Plan provide for the issuance of shares of common stock upon vesting. These performance units cliff-vest at the end of a three-year performance period based on achievement of three-year company financial performance targets and strategic initiatives established by the Compensation Committee. The final amount of earned and vested performance units can range from 0% to 200% of the initial amount awarded based on the level of performance, as determined by the Compensation Committee.

During the three months ended March 31, 2015, Quanta granted 0.2 million performance units to be settled in common stock under the 2011 Plan, with a weighted average grant date fair value of $28.16 per share. The grant date fair value for awards of performance units to be settled in common stock is based on the market value of Quanta common stock on the date of grant applied to the total number of shares that Quanta anticipates will fully vest. This fair value is expensed ratably over the vesting term and is adjusted for fair value changes, so that the expense recognized for each award is equivalent to the fair value of the final number of earned and vested

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

performance units. During the three months ended March 31, 2015, Quanta recognized $0.7 million in compensation expense associated with performance units to be settled in common stock. No performance units vested, and no shares of common stock were issued in connection with performance units, during the three months ended March 31, 2015 and 2014, as applicable performance periods had not yet concluded.

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

Compensation expense related to RSUs to be settled in cash was $1.3 million and $0.7 million for the three months ended March 31, 2015 and 2014. Such expense is recorded in selling, general and administrative expenses. RSUs that may be settled only in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $0.9 million and $2.1 million to settle liabilities related to cash-settled RSUs in the three months ended March 31, 2015 and 2014. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $3.3 million and $2.9 million at March 31, 2015 and December 31, 2014.

10.	COMMITMENTS AND CONTINGENCIES:

Investments in Affiliates and Other Entities

As described in Note 8, Quanta holds investments in certain joint ventures with third parties for the purpose of providing infrastructure services under certain customer contracts. Losses incurred by these joint ventures are generally shared ratably based on the percentage ownership of the joint venture members. However, each member of the joint venture typically is jointly and severally liable for all of the obligations of the joint venture under the contract with the customer, and therefore can be liable for full performance of the contract with the customer. In circumstances where Quanta’s participation in a joint venture qualifies as a general partnership, the joint venture partners are jointly and severally liable for all of the obligations of the joint venture including obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with these joint and several liabilities.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

During the fourth quarter of 2014, a limited partnership in which Quanta is a partner was selected for an engineering, procurement and construction (EPC) electric transmission project to construct approximately 500 kilometers of transmission line and two 500 kV substations. Quanta will provide turnkey EPC services for the entire project. As of March 31, 2015, Quanta had outstanding capital commitments associated with investments in an unconsolidated affiliate related to this project as follows (in thousands):

Capital Commitments
Year Ending December 31—
Remainder of 2015	$4,293
2016	8,406
2017 (1)	33,830
2018	—
2019	24,977
Thereafter	—

Total capital commitments associated with investments in unconsolidated affiliated related to an EPC electrical transmission project	$71,506

(1)	This amount excludes a return of capital from an unconsolidated affiliate of approximately $44.6 million that is anticipated in August 2017.

Additionally, as of March 31, 2015, Quanta had outstanding capital commitments associated with investments in unconsolidated affiliates related to planned midstream infrastructure projects of approximately $9.3 million. Quanta is unable to determine the exact timing of these capital commitments but anticipates them to be paid by June 1, 2017.

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of March 31, 2015 (in thousands):

Operating Leases
Year Ending December 31 —
Remainder of 2015	$62,726
2016	54,174
2017	43,261
2018	31,518
2019	16,458
Thereafter	25,434

Total minimum lease payments	$233,571

Rent expense related to operating leases was approximately $49.5 million and $34.8 million for the three months ended March 31, 2015 and 2014.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta has agreed to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At March 31, 2015, the maximum guaranteed residual value was approximately $459.5 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed capital for the expansion of its fiber optic network, although Quanta typically does not commit capital to new network expansions until it has a committed licensing arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of March 31, 2015, Quanta estimates these committed capital expenditures to be approximately $26.1 million for the period April 1, 2015 through December 31, 2015 and $0.2 million for 2016. Quanta also committed capital for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of March 31, 2015, production orders for approximately $5.6 million had been issued with delivery dates expected to occur throughout the remainder of 2015. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta intends that these orders will be assigned to third party leasing companies and made available to Quanta under certain of its master equipment lease agreements, thereby releasing Quanta from its capital commitments.

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

Lorenzo Benton v. Telecom Network Specialists, Inc., et al. In June 2006, plaintiff Lorenzo Benton filed a class action complaint in the Superior Court of California, County of Los Angeles, alleging various wage and hour violations against Telecom Network Specialists (TNS), a former subsidiary of Quanta. Benton seeks to represent a class of workers that includes all persons who worked on TNS projects between June 2002 and the present, including individuals that TNS retained through 29 staffing agencies. An amended complaint was filed in August 2007, naming two additional class representatives, one of whom has since settled directly with his employer. The plaintiffs’ motion for class certification was heard and denied in May 2012. The plaintiffs appealed the denial of class certification, and in October 2013, the California Court of Appeal reversed the denial and remanded the case to the trial court for reconsideration. In November 2013, TNS filed a petition for review

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

with the Supreme Court of California, which was denied. The parties attended mediation in December 2014; however, there was no resolution. In March 2015, the plaintiffs filed their motion for class certification in the remanded proceeding. The plaintiffs seek approximately $16 million for class damages and $5 million in attorneys’ fees. Quanta retained any liability associated with this matter following its sale of TNS in December 2012.

Additionally, in November 2007, TNS filed cross complaints for indemnity against the staffing agencies, which employed many of the individuals in the putative class. In December 2012, the trial court heard cross-motions for summary judgment filed by TNS and the staffing agencies pertaining to TNS’s demand for indemnity. The court denied TNS’s motion and granted the motions filed by the staffing agencies. TNS appealed the court’s ruling, and in April 2015, the California Appellate Court reversed the trial court’s decision, vacated its award of attorneys’ fees, and instructed the trial court to reconsider its earlier ruling on TNS’s indemnity claims. At this time, Quanta does not believe this matter will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Sunrise Powerlink Arbitration. On April 21, 2010, PAR Electrical Contractors, Inc. (PAR), one of Quanta’s wholly owned subsidiaries, entered into a contract with San Diego Gas & Electric Company (SDG&E) to construct a 117-mile electrical transmission line in Imperial and San Diego Counties, California, known as the Sunrise Powerlink project. In October 2013, Quanta initiated arbitration proceedings against SDG&E alleging breach of contract and seeking compensation for additional costs incurred on the project. SDG&E filed a counterclaim for breach of contract seeking damages for PAR’s alleged untimely performance. In December 2014, the parties reached an agreement to dismiss the arbitration. The settlement terms provided for a cash payment by SDG&E to PAR in the amount of $65 million, representing the final amount to compensate PAR for substantially all of the unpaid portion of PAR’s costs incurred on the project. In January 2015, payment was received and the arbitration was dismissed.

For additional information regarding other pending legal proceedings, see Collective Bargaining Agreements in this Note 10.

Concentrations of Credit Risk

Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of Quanta’s cash investments are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what Quanta believes to be high quality investments, which consist primarily of interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although Quanta does not currently believe the principal amount of these investments is subject to any material risk of loss, changes in economic conditions could impact the interest income Quanta receives from these investments. In addition,

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and oil and gas companies, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States, Canada and Australia. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States, Canada and Australia, which may be heightened as a result of uncertain economic and financial market conditions that have existed in recent years. However, Quanta generally has certain statutory lien rights with respect to services provided. Historically, some of Quanta’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services Quanta has performed.

No customers represented 10% or more of Quanta’s revenues for the three months ended March 31, 2015 and 2014, and no customers represented 10% or more of Quanta’s consolidated net position as of March 31, 2015 or December 31, 2014.

Self-Insurance

As discussed in Note 2, Quanta is insured for employer’s liability, general liability, auto liability and workers’ compensation claims. As of March 31, 2015 and December 31, 2014, the gross amount accrued for insurance claims totaled $173.4 million and $170.2 million with $139.4 million and $130.8 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of March 31, 2015 and December 31, 2014 were $8.9 million and $9.1 million, of which $0.9 million and $0.8 million were included in prepaid expenses and other current assets and $8.0 million and $8.3 million were included in other assets, net.

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

As of March 31, 2015, Quanta had $328.5 million in outstanding letters of credit and bank guarantees under its credit facility to secure its casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2015 and 2016. Upon maturity, it is expected that the majority of the letters of credit related to the casualty insurance program will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

These performance bonds expire at various times ranging from mechanical completion of the related projects to a period extending beyond contract completion in certain circumstances, and as such a determination of maximum potential amounts outstanding requires the use of certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of Quanta’s bonded operating activity. As of March 31, 2015, the total amount of outstanding performance bonds was estimated to be approximately $2.7 billion. Quanta’s estimated maximum exposure as it relates to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of its commitments under the performance bonds generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $504 million as of March 31, 2015.

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

In December 2013, the Central States Plan filed separate lawsuits against two of Quanta’s subsidiaries. In the first lawsuit, the Central States Plan alleged that a Quanta subsidiary elected to participate in the Central States Plan pursuant to the collective bargaining agreement under which it participates. The subsidiary argued that no such election was made and that any payments made by the subsidiary to the Central States Plan were made in error. In July 2014, the parties reached an agreement to settle the lawsuit, and on July 16, 2014, the court dismissed the case with prejudice.

In the second lawsuit, the Central States Plan alleged that contributions made by another Quanta subsidiary, Infrasource Construction LLC (Infrasource), to a new industry fund that was created after Quanta withdrew from

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the Central States Plan should have been made to the Central States Plan. This arguably would have extended the date of withdrawal for this subsidiary to at least the end of 2013. Infrasource disputed these allegations on the basis that it has properly paid contributions to the new industry fund based on the terms of the collective bargaining agreement under which it participates. The parties both moved for summary judgment, and in March 2015 the court granted Infrasource’s motion, denied the Central States Plan’s motion, and entered judgment in favor of Infrasource. The Central States Plan filed a notice of appeal in April 2015.

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

The ultimate liability associated with the complete withdrawal of Quanta’s subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. Based on the previous estimates of liability associated with a complete withdrawal from the Central States Plan, and allowing for the exclusion of amounts believed by management to have been improperly included in such estimate, Quanta will seek to challenge and further negotiate the amount owed in connection with this matter. However, Quanta recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within the range communicated to Quanta by the Central States Plan. Quanta believes that the range of reasonable possible loss associated with the Central States Plan is up to $55.4 million. Given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the liability Quanta has recognized through March 31, 2015.

On October 9, 2013, Quanta acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of acquisition. The Central States Plan issued a Notice and Demand dated March 13, 2013 to the acquired company for a withdrawal liability in the total amount of $6.9 million payable in installments. Based on legal arguments, the acquired company took the position that the amount of withdrawal liability payable to the Central States Plan as a result of its complete withdrawal was $4.8 million, of which approximately $2.8 million remained outstanding as of March 31, 2015. The acquired company and Quanta have taken steps to challenge the amount of the assessment by the Central States Plan; however, payments in accordance with the terms of the Central States Plan’s demand letter are required to be made while the dispute is ongoing. Approximately $2.1 million of the purchase price was deposited into an escrow account on October 9, 2013 to fund any withdrawal obligation in excess of the $4.8 million initially demanded. Accordingly, the acquired company’s withdrawal from the Central States Plan is not expected to have a material impact on Quanta’s financial condition, results of operations or cash flows.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Indemnities

Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Additionally, in connection with certain acquisitions and dispositions, Quanta has indemnified various parties against specified liabilities that those parties might incur in the future. The indemnities under acquisition or disposition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of March 31, 2015, except as otherwise set forth above in Legal Proceedings, Quanta does not believe any material liabilities for claims exist against it in connection with any of these indemnity obligations.

In the normal course of Quanta’s acquisition transactions, Quanta obtains rights to indemnification from the sellers or former owners of acquired companies for certain risks, liabilities and obligations arising from their prior operations, such as performance, operational, safety, workforce or tax issues, some of which Quanta may not have discovered during due diligence. However, the indemnities may not cover all of Quanta’s exposure for such pre-acquisition matters, as the indemnities under acquisition agreements are usually contingent upon Quanta incurring liabilities that reach specified thresholds, and the indemnitors may be unwilling or unable to pay the amounts owed to Quanta. Quanta is currently in the process of identifying certain pre-acquisition obligations associated with non-U.S. payroll taxes that may be due from a business acquired by Quanta in 2013. As of March 31, 2015, Quanta recorded $11.0 million as its best estimate of the pre-acquisition tax obligations and a corresponding indemnification asset, as management expects to seek recovery from the indemnity counterparties for any amounts that Quanta may be required to pay in connection with any such obligations.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues:
Electric Power Infrastructure	$1,225,743	$1,278,168
Oil and Gas Infrastructure	621,094	445,857
Fiber Optic Licensing and Other	40,119	38,549

Consolidated	$1,886,956	$1,762,574

Operating income (loss):
Electric Power Infrastructure	$107,932	$144,412
Oil and Gas Infrastructure	24,147	(21,172)
Fiber Optic Licensing and Other	11,532	12,109
Corporate and non-allocated costs	(49,894)	(44,854)

Consolidated	$93,717	$90,495

Depreciation:
Electric Power Infrastructure	$20,527	$17,564
Oil and Gas Infrastructure	16,469	13,215
Fiber Optic Licensing and Other	5,066	4,318
Corporate and non-allocated costs	2,012	1,768

Consolidated	$44,074	$36,865

Separate measures of Quanta’s assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by management to evaluate segment performance. Quanta’s fixed assets, which are held at the operating unit level, include operating machinery, equipment and vehicles, as well as office equipment, buildings and leasehold improvements, and are used on an interchangeable basis across its reportable segments. As such, for reporting purposes, total depreciation expense is allocated each quarter among Quanta’s reportable segments based on the ratio of each reportable segment’s revenue contribution to consolidated revenues.

Foreign Operations

During the three months ended March 31, 2015 and 2014, Quanta derived $533.5 million and $456.2 million of its revenues from foreign operations. Of Quanta’s foreign revenues, approximately 88% and 84% was earned in Canada during the three months ended March 31, 2015 and 2014. In addition, Quanta held property and equipment of $358.7 million and $372.9 million in foreign countries, primarily Canada, as of March 31, 2015 and December 31, 2014. The increase in foreign revenues was primarily due to the timing of the non-U.S. acquisitions described in Note 4.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

12.	SUBSEQUENT EVENTS:

Acquisitions

During the second quarter of 2015, Quanta has completed two acquisitions. The companies acquired include a powerline construction company located in the United States and an engineering company located in Canada, each of which will be included in Quanta’s Electric Power Infrastructure Services segment. The aggregate consideration paid or payable for these acquisitions was approximately $25.4 million in cash, subject to net working capital and other adjustments. As these transactions were effective during the second quarter of 2015, the results will be included in Quanta’s consolidated financial statements beginning on the dates of acquisition. These acquisitions should enable Quanta to further enhance its electric power infrastructure service offerings in the United States and its engineering service offerings in Canada.

Potential Disposition - Fiber Optic Licensing Operations

On April 29, 2015, Quanta entered into a definitive agreement to sell its fiber optic licensing operations for a purchase price of approximately $1 billion in cash, subject to certain limited adjustments. Quanta anticipates that the sale will close by December 31, 2015; however, the transaction is subject to various regulatory approvals and other customary conditions prior to closing. The potential sale of the fiber optic licensing operations did not meet the requirements of the related authoritative guidance to qualify for held for sale or discontinued operations reporting as of March 31, 2015. Quanta will continue to evaluate whether the potential sale of its fiber optic licensing operations meets the requirements for held for sale or discontinued operations reporting in future reporting periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report) and with our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (SEC) on March 2, 2015 and is available on the SEC’s website at www.sec.gov and on our website, which is www.quantaservices.com. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in Uncertainty of Forward-Looking Statements and Information below and Item 1A. Risk Factors of Part II of this Quarterly Report.

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

We report our results under three reportable segments: (1) Electric Power Infrastructure Services, (2) Oil and Gas Infrastructure Services and (3) Fiber Optic Licensing and Other. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the three months ended March 31, 2015 were approximately $1.89 billion, of which 65.0% was attributable to the Electric Power Infrastructure Services segment, 32.9% to the Oil and Gas Infrastructure Services segment and 2.1% to the Fiber Optic Licensing and Other segment.

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

The Oil and Gas Infrastructure Services segment provides comprehensive network solutions to customers involved in the development and transportation of natural gas, oil and other pipeline products. Services performed by the Oil and Gas Infrastructure Services segment generally include the design, installation, repair and maintenance of pipeline transmission and distribution systems, gathering systems, production systems and compressor and pump stations, as well as related trenching, directional boring and automatic welding services. In addition, this segment’s services include pipeline protection, integrity testing, rehabilitation and replacement, and fabrication of pipeline support systems and related structures and facilities. We also serve the offshore and inland water energy markets, primarily providing services to oil and gas exploration platforms, including mechanical installation (or “hook-ups”), electrical and instrumentation, pre-commissioning and commissioning, coatings, fabrication, pipeline construction, integrity services and marine asset repair. To a lesser extent, this segment designs, installs and maintains fueling systems, as well as water and sewer infrastructure.

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

Recent Investments, Acquisitions and Divestitures

Potential Disposition - Fiber Optic Licensing Operations

On April 29, 2015, we entered into a definitive agreement to sell our fiber optic licensing operations for a purchase price of approximately $1 billion in cash, subject to certain limited adjustments. We anticipate that the sale will close by December 31, 2015; however, the transaction is subject to various regulatory approvals and other customary conditions prior to closing. The potential sale of the fiber optic licensing operations did not meet the requirements of the related authoritative guidance to qualify for held for sale or discontinued operations reporting as of March 31, 2015. We will continue to evaluate whether the potential sale of our fiber optic licensing operations meets the requirements for held for sale or discontinued operations reporting in future reporting periods.

Acquisitions

During the first three months of 2015, we completed the acquisition of three companies. These acquisitions included an underground utility distribution contractor that provides services to gas and electric utilities in Canada, which is generally included in Quanta’s Oil and Gas Infrastructure Services segment, a supplier and material procurement specialist for the power and utility industry in Canada, which is generally included in Quanta’s Electric Power Infrastructure Services segment, and a company that specializes in the engineering, procurement, construction and commissioning of compression and surface facilities for the high pressure gas industry in Australia, which is generally included in Quanta’s Oil and Gas Infrastructure Services segment. The aggregate consideration paid for these acquisitions was approximately $36.9 million in cash, subject to net working capital adjustments. As these transactions were effective during the first quarter of 2015, the results have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable Quanta to further enhance its electric power and oil and gas infrastructure service offerings in Canada and Australia.

During 2014, we completed nine acquisitions, which enabled us to further enhance our electric power and oil and gas infrastructure service offerings in the United States and Canada and expand our capabilities in Australia to include electric power infrastructure service offerings. These acquisitions included four electric power infrastructure services companies located in Canada; two oil and gas infrastructure services businesses located in Canada; an electric power infrastructure services company located in Australia; a U.S.-based general engineering and construction company specializing in hydrant fueling, waterfront and utility construction for the U.S. Department of Defense that is generally included in our Oil and Gas Infrastructure Services segment; and a geotechnical and geological engineering services company based in the United States that is generally included in our Electric Power Infrastructure Services segment. The aggregate consideration paid for these acquisitions consisted of approximately $284.3 million in cash, 686,382 shares of Quanta common stock and 3,825,971 exchangeable shares of Canadian subsidiaries of Quanta that are exchangeable on a one-for-one basis for Quanta common stock. The exchangeable shares provide holders with rights equivalent to Quanta common stockholders with respect to dividends and other economic rights. In addition, we issued one share of Series G preferred stock associated with 899,858 of the exchangeable shares, which generally votes on the same matters as Quanta common stock and is entitled to a number of votes equal to the number of such exchangeable shares outstanding at that time. Exchangeable shares not associated with preferred stock do not have voting rights. The aggregate value of the securities issued related to 2014 acquisitions on the respective closing or settlement dates of the acquisitions totaled approximately $134.5 million. As these transactions were effective during 2014, the results of each acquired company have been included in our consolidated financial statements beginning on the respective dates of acquisition.

Backlog

Backlog is not a term recognized under United States generally accepted accounting principles (US GAAP); however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by other companies.

Our backlog represents the amount of consolidated revenue that we expect to realize from future work under construction contracts, long-term maintenance contracts, master service agreements (MSAs) and licensing agreements. These estimates include revenues from the remaining portion of firm orders not yet completed and on which work has not yet begun, as well as revenues from change orders, renewal options, and funded and unfunded portions of government contracts to the extent that they are reasonably expected to occur. For purposes of calculating backlog, we include 100% of estimated revenues attributable to consolidated joint ventures and variable interest entities (VIEs). The following table presents our total backlog by reportable segment as of March 31, 2015 and December 31, 2014, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of March 31, 2015		Backlog as of December 31, 2014
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services	$3,183,990	$6,366,762	$3,339,214	$6,628,019
Oil and Gas Infrastructure Services	1,862,661	2,679,445	1,824,610	2,520,635
Fiber Optic Licensing and Other	148,976	617,945	152,929	613,826

Total	$5,195,627	$9,664,152	$5,316,753	$9,762,480

Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues, regulatory requirements and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and while we did not experience any material cancellations during the current periods, most of our contracts may be terminated, typically upon 30 to 90 days notice, even if we are not in default under the contract. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends inherent in current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. In addition, many of our MSAs, as well as contracts for fiber optic licensing, are subject to renewal options. As of March 31, 2015 and December 31, 2014, MSAs accounted for approximately 37% and 38% of our estimated 12 month backlog and approximately 46% and 45% of total backlog. There can be no assurance as to our customers’ actual requirements or that our estimates are accurate.

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

We and our customers continue to operate in an uncertain business environment, with heightened regulatory and environmental requirements, stringent permitting processes and only gradual recovery in the economy from recessionary levels. Oil prices have declined significantly over the past several months. The recent decline in oil prices has created uncertainty with respect to the demand for our oil and gas infrastructure services in the near term, and it is also uncertain if, or for how long, oil prices will remain at lower levels. Over time, we expect that, as the current oversupply of global oil corrects and global demand for oil increases, oil prices could recover from current levels. We believe that, at a minimum, medium- and long-term production of oil from North American unconventional shale formations and the Canadian oil sands will continue, which will create demand for our infrastructure services over time.

We are closely monitoring our customers and the effect that changes in economic and market conditions have or may have on them. Certain of our customers have reduced or delayed spending in recent years, which we attribute primarily to regulatory and permitting hurdles and negative economic and market conditions, and we anticipate that these issues may continue to affect demand for some of our services in the near term. As mentioned previously, there have been significant decreases in oil prices since mid-2014. If the development or discovery of natural gas and/or oil reserves slowed or stopped as a result of low natural gas or oil prices or otherwise, customers may reduce capital spending on mainline pipe, gas gathering and compressor systems and other related infrastructure, resulting in less demand for our services. We believe that most of our customers, many of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long term. You should read Outlook and Understanding Margins for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

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

Performance risk. Margins may fluctuate because of the volume of work and the impacts of pricing and job productivity, which can be affected both favorably and negatively by weather, geography, customer decisions and crew productivity. For example, when comparing a service contract between a current quarter and the comparable prior year’s quarter, factors affecting the gross margins associated with the revenues generated by the contract may include pricing under the contract, the volume of work performed under the contract, the mix of the type of work specifically being performed and the productivity of the crews performing the work. Productivity can be influenced by many factors, including where the work is performed (e.g., rural versus urban area or mountainous or rocky area versus open terrain), whether the work is on an open or encumbered right-of-way, the impacts of inclement weather or the effects of environmental restrictions or regulatory delays. These types of factors are not practicable to quantify through accounting data, but each of these items may individually or in the aggregate have a direct impact on the gross margin of a specific project.

Foreign currency risk. Our financial performance is reported on a U.S. dollar-denominated basis and is subject to fluctuation in foreign currency exchange rates. Fluctuations in exchange rates relative to the U.S. dollar, primarily the Canadian and Australian dollars, could cause material fluctuations in comparisons of our results of operations between periods.

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

Results of Operations

As previously discussed, we have acquired certain businesses, the results of which have been included in the following results of operations beginning on their respective acquisition dates. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three month periods indicated (dollars in thousands):

Consolidated Results

	Three Months Ended March 31,
	2015		2014
Revenues	$1,886,956	100.0%	$1,762,574	100.0%
Cost of services (including depreciation)	1,634,295	86.6	1,490,503	84.6

Gross profit	252,661	13.4	272,071	15.4
Selling, general and administrative expenses	150,238	8.0	173,331	9.8
Amortization of intangible assets	8,706	0.4	8,245	0.5

Operating income	93,717	5.0	90,495	5.1
Interest expense	(1,400)	(0.1)	(982)	(0.1)
Interest income	455	—	1,545	0.1
Other income (expense), net	(212)	—	643	0.1

Income before income taxes	92,560	4.9	91,701	5.2
Provision for income taxes	34,375	1.8	33,053	1.9

Net income	58,185	3.1	58,648	3.3
Less: Net income attributable to non-controlling interests	4,701	0.3	4,240	0.2

Net income attributable to common stock	$53,484	2.8%	$54,408	3.1%

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenues. Revenues increased $124.4 million, or 7.1%, to $1.89 billion for the three months ended March 31, 2015. This increase was primarily due to higher revenues from oil and gas infrastructure services, which increased $175.2 million, or 39.3%, to $621.1 million as a result of approximately $130 million in additional revenues generated by companies acquired subsequent to the first quarter of 2014 and increased capital spending by our customers. In addition, revenues from fiber optic licensing and other increased $1.6 million, or 4.1%, to $40.1 million. These increases were partially offset by a decrease in revenues from electric power infrastructure services, which decreased $52.4 million, or 4.1%, to $1.23 billion. In addition, revenues reported by our international operations were negatively impacted by approximately $65 million due to changes in foreign currency translation rates as the U.S. dollar strengthened against the Canadian and Australian dollars.

Gross profit. Gross profit decreased $19.4 million, or 7.1%, to $252.7 million for the three months ended March 31, 2015. Gross profit as a percentage of revenues decreased to 13.4% for the three months ended March 31, 2015 from 15.4% for the three months ended March 31, 2014. These decreases were primarily due to the negative impact on production of heavy snowfall in eastern parts of Canada, an early thaw in western parts of Canada and less favorable foreign currency exchange rates. These decreases were partially offset by the impact of higher overall revenues earned from the Oil and Gas Infrastructure Services segment, which improved the segment’s ability to cover fixed operating costs.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $23.1 million, or 13.3%, to $150.2 million for the three months ended March 31, 2015. The decrease was primarily attributable to an aggregate $38.8 million expense recorded in the three months ended March 31, 2014 associated with an adverse arbitration decision regarding a contract dispute with the National Gas Company of Trinidad and Tobago (NGC) on a 2010 directional drilling project, partially offset by $7.3 million in incremental general and administrative costs associated with companies acquired subsequent to the first quarter of 2014, $2.9 million in higher compensation and incentive costs associated with the current level of operations, and $2.3 million in higher costs associated with ongoing technology and business development initiatives. Selling, general and administrative expenses as a percentage of revenues decreased to 8.0% for the three months ended March 31, 2015 from 9.8% for the three months ended March 31, 2014. Excluding the arbitration expense from the first quarter of 2014, selling, general and administrative expense as a percentage of revenues increased from 7.6% to 8.0%. This increase was primarily due to reduced revenues associated with the negative impact of foreign currency exchange rates and its impact on the absorption of consolidated overhead costs.

Amortization of intangible assets. Amortization of intangible assets increased $0.5 million to $8.7 million for the three months ended March 31, 2015. This increase was primarily due to increased amortization of intangibles associated with companies acquired after the first quarter of 2014, partially offset by reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized.

Interest expense. Interest expense increased $0.4 million to $1.4 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to increased borrowing activity during the current quarter.

Interest income. Interest income was $0.5 million and $1.5 million for the three months ended March 31, 2015 and 2014. The decrease was primarily due to the maturity of a finance lease in 2014 and a lower volume of cash during the three months ended March 31, 2015.

Provision for income taxes. The provision for income taxes was $34.4 million for the three months ended March 31, 2015, with an effective tax rate of 37.1%. The provision for income taxes was $33.1 million for the three months ended March 31, 2014, with an effective tax rate of 36.0%. The higher effective tax rate for the three months ended March 31, 2015 was primarily due to a lower proportion of income before taxes earned from international jurisdictions, which are generally taxed at lower statutory rates.

Other comprehensive income (loss). Other comprehensive income (loss), net of taxes was a loss of $89.0 million in the three months ended March 31, 2015 compared to a loss of $18.0 million in the three months ended March 31, 2014, primarily due to unfavorable foreign currency translation adjustments related to the strengthening of the U.S. dollar against the Canadian and Australian dollars during both periods.

Segment Results

The following table sets forth segment revenues and segment operating income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2015		2014
Revenues:
Electric Power Infrastructure	$1,225,743	65.0%	$1,278,168	72.5%
Oil and Gas Infrastructure	621,094	32.9	445,857	25.3
Fiber Optic Licensing and Other	40,119	2.1	38,549	2.2

Consolidated revenues from external customers	$1,886,956	100.0%	$1,762,574	100.0%

Operating income (loss):
Electric Power Infrastructure	$107,932	8.8%	$144,412	11.3%
Oil and Gas Infrastructure	24,147	3.9	(21,172)	(4.7)
Fiber Optic Licensing and Other	11,532	28.7	12,109	31.4
Corporate and non-allocated costs	(49,894)	N/A	(44,854)	N/A

Consolidated operating income	$93,717	5.0%	$90,495	5.1%

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Electric Power Infrastructure Services Segment Results

Revenues for this segment decreased $52.4 million, or 4.1%, to $1.23 billion for the three months ended March 31, 2015. Revenues from our international operations were negatively impacted by approximately $32 million as a result of changes in foreign currency translation rates in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily attributable to the strengthening of the U.S. dollar against the Canadian dollar. In addition, due to normal fluctuations in project timing, certain larger projects that were ongoing in the three months ended March 31, 2014, were at or near completion in the three months ended March 31, 2015. Also contributing to the decrease was $17.7 million in lower emergency restoration services. Partially offsetting these decreases was the contribution of approximately $20 million in revenues by companies acquired subsequent to the first quarter of 2014.

Operating income decreased $36.5 million, or 25.3%, to $107.9 million for the three months ended March 31, 2015. Operating income as a percentage of segment revenues decreased to 8.8% for the three months ended March 31, 2015 from 11.3% for the three months ended March 31, 2014. These decreases were primarily due to the negative impact on production of heavy snowfall in eastern Canada and northern areas of the U.S. and an early thaw in western Canada, as well as lower emergency restoration services revenues, which typically yield higher margins. Additionally, lower margins were recognized on certain power generation projects ongoing during the three months ended March 31, 2015 as compared to projects ongoing during the three months ending March 31, 2014. Also contributing to these decreases were higher workers’ compensation claims expense during the three months ended March 31, 2015 due to the timing of loss developments as well as higher selling, general and administrative expense primarily due to higher compensation costs associated with current levels of operations during the three months ended March 31, 2015. Partially offsetting these decreases were positive impacts primarily resulting from reductions in estimated total project costs associated with certain electric transmission projects in the United States that progressed from mid-construction to near completion during the three months ended March 31, 2015.

Oil and Gas Infrastructure Services Segment Results

Revenues for this segment increased $175.2 million, or 39.3%, to $621.1 million for the three months ended March 31, 2015. Revenues in the three months ended March 31, 2015 were favorably impacted by approximately $130 million in revenues generated by companies acquired subsequent to the end of the first quarter of 2014, as well as increased capital spending by our customers. Partially offsetting these increases was the negative impact of changes in foreign currency translation rates that reduced revenues reported by our international operations by approximately $33 million in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily attributable to the strengthening of the U.S. dollar against the Canadian dollar and Australian dollar.

Operating income increased $45.3 million, or 214.1%, to $24.1 million for the three months ended March 31, 2015 from a loss of $21.2 million for the three months ended March 31, 2014. Operating income as a percentage of segment revenues increased to 3.9% for the three months ended March 31, 2015 from a loss of 4.7% for the three months ended March 31, 2014. These increases were primarily due to an aggregate $38.8 million expense associated with an adverse arbitration decision regarding a contract dispute with NGC on a 2010 directional drilling project, as well as the impact of an increase in the estimated withdrawal liability associated with the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan) based on certain withdrawal scenarios that increased the estimated range of possible liability, both of which were recorded in the three months ended March 31, 2014, partially offset by the favorable settlement of certain contract change orders during the three months ended March 31, 2014. In addition, the increased revenues described above improved this segment’s ability to cover fixed and overhead costs during the first quarter of 2015.

Fiber Optic Licensing and Other Segment Results

Revenues for this segment increased $1.6 million, or 4.1%, to $40.1 million for the three months ended March 31, 2015. This increase was due to higher levels of ancillary telecommunication services revenues during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Operating income decreased $0.6 million, or 4.8%, to $11.5 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Operating income as a percentage of segment revenues for the quarter ended March 31, 2015 decreased to 28.7% as compared to 31.4% for the quarter ended March 31, 2014, primarily due to a change in the revenue mix, with a higher proportion of revenues derived from ancillary telecommunication services and incremental lit fiber activities, which typically yield lower margins.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended March 31, 2015 increased $5.0 million to $49.9 million as compared to the quarter ended March 31, 2014. This increase was primarily due to $3.8 million in higher compensation and incentive costs, $1.7 million in higher costs associated with ongoing technology and business development initiatives, and $1.2 million in higher consulting and professional fees. These increases were partially offset by $3.2 million in lower acquisition and integration costs.

Liquidity and Capital Resources

Cash Requirements

Our cash and cash equivalents totaled $135.5 million as of March 31, 2015 and $190.5 million as of December 31, 2014. As of March 31, 2015 and December 31, 2014, cash and cash equivalents held in domestic bank accounts were approximately $103.8 million and $127.2 million, and cash and cash equivalents held in foreign bank accounts were approximately $31.7 million and $63.3 million, held primarily in Canada and Australia. As of March 31, 2015 and December 31, 2014, cash and cash equivalents held by our investments in joint ventures, which are either consolidated or proportionately consolidated, were approximately $17.9 million and $19.1 million. Cash and cash equivalents held by the joint ventures is available to support the operations of the related joint ventures, and we do not have access to that cash for our other operations. Under the terms of the partnership agreements, we generally have no right to the joint ventures’ cash other than participating in distributions and in the event of dissolution.

We were in compliance with the covenants under our credit agreement at March 31, 2015. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. Capital expenditures are expected to total $275 million to $305 million for 2015, of which we have spent approximately $66.2 million through March 31, 2015. Approximately $50 million to $60 million of the expected 2015 capital expenditures are targeted for the expansion of our fiber optic networks.

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

During the fourth quarter of 2013, our board of directors approved a stock repurchase program authorizing us to purchase, from time to time through December 31, 2016, up to $500.0 million of our outstanding common stock. These repurchases can be made in open market transactions or in privately negotiated transactions, including block purchases or otherwise, at management’s discretion, and this program does not obligate us to acquire any specific amount of common stock. During the three months ended March 31, 2015, we repurchased $182.0 million of our common stock under this program. As of March 31, 2015, we had repurchased an aggregate $275.5 million of our common stock under this program.

Management continues to monitor the financial markets and general national and global economic conditions or factors that may affect our liquidity and capital resources. We consider our cash investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash investments with short-term maturities. Accordingly, we do not anticipate that any weakness in the capital markets will have a material impact on the principal amounts of our cash investments or our ability to rely upon our credit facility for funds. To date, we have experienced no loss of or lack of access to our cash or cash equivalents or funds under our credit facility; however, we can provide no assurances that access to our invested cash and cash equivalents or availability under our credit facility will not be impacted in the future by adverse conditions in the financial markets.

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

Sources and Uses of Cash

As of March 31, 2015, we had cash and cash equivalents of $135.5 million and working capital of $1.26 billion. We also had $328.5 million of outstanding letters of credit and bank guarantees, $226.3 million of which was denominated in U.S. dollars and $102.2 million of which was denominated in Australian or Canadian dollars, and $106.4 million of outstanding borrowings under our credit facility, all of which was denominated in Canadian dollars. As of March 31, 2015, our $1.325 billion senior secured revolving credit facility, which matures on October 30, 2018, had $890.1 million available for borrowings or issuing new letters of credit or bank guarantees.

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

Operating activities provided net cash of $189.2 million during the three months ended March 31, 2015 as compared to using $60.5 million during the three months ended March 31, 2014. The increase in cash flows from operating activities was partially due to the receipt of a cash payment in the amount of $65 million in the current quarter from the settlement of an arbitration proceeding involving certain contract price adjustments, as described in Legal Proceedings - Sunrise Powerlink Arbitration in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report, as well as the timing of collections of other accounts receivable. In addition, the increase was due to reduced income tax payments in the first quarter of this year as a result of the $102.5 million charge to selling, general and administrative expense in 2014 related to certain Sunrise PowerLink receivables and its impact on estimated tax payments, as well as reduced incentive compensation payments based on the company’s performance against its incentive metrics.

Days sales outstanding (DSO) as of March 31, 2015 was 83 days as compared to 80 days at March 31, 2014. DSO is calculated by using the sum of current accounts receivable, net of allowance (which include retainage and unbilled balances), plus costs and estimated earnings in excess of billings on uncompleted contracts less billings in excess of costs and estimated earnings on uncompleted contracts, divided by average revenues per day during the quarter. DSOs were slightly higher as of March 31, 2015, primarily due to the timing of billing milestones on certain projects that do not allow for the billing of partially completed units.

Investing Activities

During the three months ended March 31, 2015, we used net cash in investing activities of $99.9 million as compared to $145.0 million in the three months ended March 31, 2014. Investing activities in the first quarter of 2015 included $66.2 million used for capital expenditures and $34.7 million used in connection with business acquisitions, partially offset by $1.3 million of proceeds from the sale of equipment. Investing activities in the first quarter of 2014 included $71.4 million used for capital expenditures and $76.4 million used in connection with acquisitions, partially offset by $2.5 million of proceeds from the sale of equipment.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or magnitude of the potential cash outlays for these initiatives.

Financing Activities

During the three months ended March 31, 2015, net cash used in financing activities was $142.2 million as compared to net cash used of $10.2 million in the three months ended March 31, 2014. Financing activities in the three months ended March 31, 2015 included $182.0 million of common stock repurchases under our stock repurchase program, partially offset by $43.5 million of net proceeds from borrowings under our credit facility. Financing activities in the first quarter of 2014 included $10.3 million of debt repayments, primarily related to debt of an acquired company that was repaid shortly after the acquisition date.

Potential Disposition - Fiber Optic Licensing Operations

On April 29, 2015, we entered into a definitive agreement to sell our fiber optic licensing operations for a purchase price of approximately $1 billion in cash, subject to certain limited adjustments. We anticipate that the sale will close by December 31, 2015; however, the transaction is subject to various regulatory approvals and other customary conditions prior to closing. The potential sale of the fiber optic licensing operations did not meet the requirements of the related authoritative guidance to qualify for held for sale or discontinued operations reporting as of March 31, 2015. We will continue to evaluate whether the potential sale of our fiber optic licensing operations meets the requirements for held for sale or discontinued operations reporting in future reporting periods.

Debt Instruments

Credit Facility

On October 30, 2013, we entered into an amended and restated credit agreement with various lenders that provides for a $1.325 billion senior secured revolving credit facility maturing on October 30, 2018. The entire amount available may be used for revolving loans and letters of credit in U.S. dollars and certain foreign currencies. Swing line loans are limited to $50.0 million in U.S. dollars, $30.0 million in Canadian dollars and $20.0 million in Australian dollars. In addition, subject to the conditions specified in the credit agreement, we have the option to increase the revolving commitments by up to $300.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes.

As of March 31, 2015, we had approximately $328.5 million of outstanding letters of credit and bank guarantees, $226.3 million of which was denominated in U.S. dollars and $102.2 million of which was denominated in Australian and Canadian dollars, and $106.4 million of outstanding borrowings under the credit facility, all of which was denominated in Canadian dollars. The remaining $890.1 million was available for borrowings or issuing new letters of credit or bank guarantees.

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement). The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on our assets. The credit agreement allows cash payments for dividends and stock repurchases subject to compliance with the following requirements (after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of March 31, 2015, we were in compliance with all of the covenants in the credit agreement.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of March 31, 2015, the maximum guaranteed residual value was approximately $459.5 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of March 31, 2015, we had $328.5 million in outstanding letters of credit and bank guarantees to secure our casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2015 and 2016. Upon maturity, it is expected that the majority of the letters of credit related to the casualty insurance program will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of the lenders that are party to our credit agreement, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. Subject to certain conditions and consistent with terms of our credit agreement, these security interests will be automatically released if we maintain a corporate credit rating that is BBB- (stable) or higher by Standard & Poor’s Rating Services and a corporate family rating that is Baa3 (stable) or higher by Moody’s Investors Services. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of March 31, 2015, the total amount of outstanding performance bonds was estimated to be approximately $2.7 billion. Our estimated maximum exposure as it relates to the value of performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of our commitments under the performance bonds generally extinguishes concurrently with the expiration of our related contractual obligation. The estimated cost to complete these bonded projects was approximately $504 million as of March 31, 2015.

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

Contractual Obligations

As of March 31, 2015, our future contractual obligations were as follows (in thousands):

	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
Short-term borrowings(1)	$4,134	$4,134	$—	$—	$—	$—	$—
Long-term debt (1)	112,656	2,748	603	2,871	106,434	—	—
Operating lease obligations	233,571	62,726	54,174	43,261	31,518	16,458	25,434
Capital lease obligations (1)	7,652	2,131	1,717	1,607	1,381	816	—
Equipment purchase commitments	5,618	5,618	—	—	—	—	—
Capital commitment related to investment in unconsolidated affiliates (2)	71,506	4,293	8,406	33,830	—	24,977	—
Committed capital expenditures for fiber optic networks under contracts with customers	26,344	26,132	212	—	—	—	—

Total	$461,481	$107,782	$65,112	$81,569	$139,333	$42,251	$25,434

(1)	Amounts are recorded in our March 31, 2015 condensed consolidated balance sheet.
(2)	A return of capital from an unconsolidated affiliate of approximately $44.6 million is anticipated in August 2017 and is not included in these amounts.

Capital Commitments

The committed capital expenditures for fiber optic networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. We have also committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of March 31, 2015, production orders for approximately $5.6 million had been issued with delivery dates scheduled to occur throughout the remainder of 2015. Although we have committed to the purchase of these vehicles at the time of their delivery, we intend that these orders will be assigned to third party leasing companies and made available to us under certain of our master equipment lease agreements, which will release us from our capital commitment.

Unrecognized Tax Benefits

We are currently under examination by the Internal Revenue Service for tax years 2011 and 2012. Additionally, certain of our subsidiaries are under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods, and the amount of unrecognized tax benefits could therefore increase or decrease as a result of the expiration of certain statute of limitations periods or settlements of these examinations. We believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $10.3 million due to the expiration of certain statute of limitations periods or settlements of the examinations.

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

In December 2013, the Central States Plan filed separate lawsuits against two of our subsidiaries. In the first lawsuit, the Central States Plan alleged that one of our subsidiaries elected to participate in the Central States Plan pursuant to the collective bargaining agreement under which it participates. The subsidiary argued that no such election was made and that any payments made by the subsidiary to the Central States Plan were made in error. In July 2014, the parties reached an agreement to settle the lawsuit, and on July 16, 2014, the court dismissed the case with prejudice.

In the second lawsuit, the Central States Plan alleged that contributions made by another one of our subsidiaries, Infrasource Construction LLC (Infrasource), to a new industry fund that was created after we withdrew from the Central States Plan should have been made to the Central States Plan. This arguably would have extended the date of withdrawal for Infrasource to at least the end of 2013. We disputed these allegations on the basis that Infrasource had properly paid contributions to the new industry fund based on the terms of the collective bargaining agreement under which it participates. The parties both moved for summary judgment, and on March 30, 2015, the court granted our motion, denied the Central States Plan’s motion, and entered judgment in our favor. The Central States Plan filed a notice of appeal in April 2015.

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

The ultimate liability associated with the complete withdrawal of our subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. Based on the previous estimates of liability associated with a complete withdrawal from the Central States Plan, and allowing for the exclusion of amounts we believe have been improperly included in such estimate, we will seek to challenge and further negotiate the amount owed in connection with this matter. However, we recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within the range communicated to us by the Central States Plan. We believe that the range of reasonable possible loss associated with the Central States Plan is up to $55.4 million. Given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the liability we have recognized through March 31, 2015.

On October 9, 2013, we acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of our acquisition. The Central States Plan issued a Notice and Demand dated March 13, 2013 to the acquired company for a withdrawal liability in the total amount of $6.9 million payable in installments. Based on legal arguments, the acquired company took the position that the amount of withdrawal liability payable to the Central States Plan as a result of its complete withdrawal was $4.8 million, of which approximately $2.8 million remained outstanding as of March 31, 2015. The acquired company and Quanta have taken steps to challenge the amount of the assessment by the Central States Plan; however, payments in accordance with the terms of the Central States Plan’s demand letter are required to be made while the dispute process is ongoing. Approximately $2.1 million of the purchase price was deposited into an escrow account on October 9, 2013 to fund any withdrawal obligation in excess of the $4.8 million initially demanded. Accordingly, the acquired company’s withdrawal from the Central States Plan is not expected to have a material impact on our results of operations, financial condition or cash flows.

For a more complete description of our obligations with respect to multi-employer pension plans, see Collective Bargaining Agreements in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.

Letters of Credit Fees and Commitment Fees

Also excluded from the Contractual Obligations table is interest associated with letters of credit fees and commitment fees under our credit facility because the outstanding letters of credit, availability and applicable interest rates and fees are variable. For additional information regarding the interest rates associated with borrowings under our credit facility, see Note 7 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.

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

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of March 31, 2015 and December 31, 2014, the gross amount accrued for insurance claims totaled $173.4 million and $170.2 million with $139.4 million and $130.8 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of March 31, 2015 and December 31, 2014 were $8.9 million and $9.1 million of which $0.9 million and $0.8 million were included in prepaid expenses and other current assets and $8.0 million and $8.3 million were included in other assets, net.

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

Concentrations of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and our accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these investments is subject to any material risk of loss, changes in economic conditions could impact the interest income we receive from these investments. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power and oil and gas companies, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States, Canada and Australia. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States, Canada and Australia, which may be heightened as a result of uncertain economic and financial market conditions that have existed in recent years. However, we generally have certain statutory lien rights with respect to services provided. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services we have performed.

No customers represented 10% or more of our revenues for the three months ended March 31, 2015 and 2014, and no customers represented 10% or more of our consolidated net position as of March 31, 2015 or December 31, 2014.

Legal Proceedings

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Legal Proceedings and Collective Bargaining Agreements in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report for additional information regarding litigation, claims and other legal proceedings, including our partial withdrawal liability under the Central States Plan.

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

Accounting Standards Not Yet Adopted.

In May 2014, the FASB issued an update that supersedes most current revenue recognition guidance as well as some cost recognition guidance. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. For public entities, the update is currently effective for fiscal years beginning on or after December 15, 2016, including interim periods within that year. On April 1, 2015, the FASB proposed a one year deferral of the effective date for the update. The proposed deferral would result in the update being effective for public companies with fiscal years beginning on or after December 15, 2017, including interim periods within that year. The proposal is subject to the FASB’s due process requirements, which includes a period for public comments. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements and are planning to adopt this guidance effective January 1, 2018, subject to the FASB’s proposal satisfying the remaining due process requirements.

In August 2014, the FASB issued guidance to address the diversity in practice in determining when there is substantial doubt about an entity’s ability to continue as a going concern and when and how an entity must disclose certain relevant conditions and events. This update requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued). If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions or events. The guidance is effective for annual and interim periods ending after December 15, 2016. This guidance will impact the disclosure and presentation of how we report any substantial doubt about our ability to continue as a going concern, if such substantial doubt were to exist. We will adopt this guidance effective January 1, 2017.

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

In April 2015, the FASB issued an update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts and premiums. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, although early adoption is permitted. The update is required to be adopted retroactively for all periods presented. The adoption of the update is not expected to have a significant impact on our consolidated financial statements or related disclosures. We will adopt this guidance effective January 1, 2016.

Outlook

We believe there are growth opportunities across all the industries we serve. However, we and our customers continue to operate in a somewhat uncertain business environment, with gradual improvement in the economy yet continuing uncertainty in the marketplace. Our customers are also facing stringent regulatory and environmental requirements as they implement projects to enhance and expand their infrastructure. More recently, the sharp decline in oil prices has adversely impacted certain of our end markets and could continue to experience softness should prices remain at lower levels for an extended period of time. These economic, regulatory and other factors have negatively affected our results in the past and may continue to create some uncertainty as to the timing of anticipated customer spending. We believe that our financial and operational strengths will enable us to manage these challenges and uncertainties, and we remain optimistic about our near-term and long-term opportunities.

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

We believe that utilities remain committed to the expansion and strengthening of their transmission infrastructure with planning, engineering and funding for many of their projects in place. The regulatory and environmental permitting processes remain a hurdle for some proposed transmission and renewable energy projects, and these factors continue to create uncertainty as to timing of this spending. The timing and scope of projects can also be affected by other factors such as siting, right-of-way and unfavorable economic and market conditions. We anticipate many of these issues to be overcome and spending on transmission projects to be active over the next few years. We currently have a number of these projects underway, and we expect this segment’s backlog to remain strong for the remainder of 2015.

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

Oil and Gas Infrastructure Services Segment

We believe there will continue to be growth opportunities in our oil and gas infrastructure operations, primarily in the installation and maintenance of mainline pipe, midstream gathering systems, production systems and related facilities, as well as pipeline integrity and specialty services such as horizontal directional drilling. We believe opportunities for this segment exist as a result of the increase in the ongoing development of unconventional shale formations in North America that produce natural gas, natural gas liquids and/or crude oil, as well as the development of Canadian oil sands and the development of coal seam gas and unconventional shale formations in Australia, which will require the construction of mainline pipe infrastructure to connect production with demand centers and the development of midstream gathering infrastructure within areas of production. We also believe the goals of clean energy and energy independence for North America, as well as more stringent environmental regulations, will make abundant, low-cost natural gas the fuel of choice versus coal for power generation over time, creating the need for continued investment in natural gas infrastructure. We believe our position as a leading provider of mainline pipe and gathering system infrastructure services in North America and Australia will allow us to capitalize on these opportunities.

The oil and gas industry is cyclical and subject to volatility as a result of fluctuations in natural gas, natural gas liquids and oil prices. In the past, sustained periods of low prices for these products negatively impacted the development of these natural resources and related infrastructure. The recent decline in oil prices has adversely impacted demand for some of our services in the near term, primarily infrastructure services throughout Canada and in the Gulf of Mexico. Those markets could continue to experience softness as long as prices remain at lower levels for an extended period of time. In addition, environmental scrutiny, stringent regulatory requirements and cumbersome permitting processes caused delays in some mainline pipe projects during the past several years. These dynamics resulted in below average mainline pipe construction opportunities for us and the industry in 2011, 2012 and 2013.

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

A number of large mainline pipe projects from the Canadian oil sands and North American shale formations to refineries and other demand centers are in various stages of development. Many of these projects are still developing, though several mainline pipe projects have been awarded to us and other pipeline construction contractors. Given the costs and time required to bring a mainline pipe project from conception to construction, we believe many of our customers view such projects as important, strategic pieces of infrastructure. For the most part, industry participants with this view have a long term perspective regarding their needs and are less influenced by short term commodity fluctuations. However, if oil and natural gas prices remain at lower levels for a prolonged period, demand for our oil and natural gas infrastructure services could be materially impacted. While there is risk that some of these projects will not occur or could be delayed, we are encouraged by these proposed mainline pipe development plans and the progression of some mainline pipe projects being awarded to contractors, which could create an improved and favorable mainline pipe market in 2015 for us and the industry in North America. A number of the proposed oil mainline pipe projects that are under development have already secured oil production customers under contractual arrangements, making these projects economically viable despite the decline in oil prices. There are also a number of natural gas mainline projects in development, and we expect an increase in proposed natural gas mainline projects in the coming years, which could result in additional demand for our mainline services going forward.

We also believe there are significant mainline pipe opportunities in Australia driven by the production of coal seam gas for LNG export. A number of LNG export facilities are under construction and proposed for development in Australia, Canada and the United States, and pipelines and related infrastructure will be required to serve these facilities.

Our customers continue to invest in the infrastructure needed to support the development of unconventional shale formations. We have established a strong presence in select unconventional shale formations to position us to successfully pursue projects associated with midstream gathering infrastructure development. Even though oil prices have declined recently, demand for pipeline services to support shale gathering infrastructure has remained active in the markets we are strategically focused on. However, we believe demand for infrastructure services in areas where oil is the primary product, such as the Canadian Oil Sands and the Gulf of Mexico, has been negatively impacted by low oil prices. These markets could remain challenged if oil prices remain at lower levels for an extended period of time. The majority of our midstream gathering work is performed in shale formations where natural gas is the primary product being produced and our services in these areas have not been materially impacted. Over the medium and longer term, however, we believe oil, natural gas and natural gas liquids should achieve prices that support their continued exploitation, which will require additional infrastructure to be built to support increased North American hydrocarbon production.

Over the past several years, we have expanded our service offerings in this segment through various acquisitions, including the acquisition of two pipeline construction and related services companies in Canada and the acquisition of a mainline construction company in Australia, which has different market drivers and seasonality as compared to North America. In addition, our recent acquisitions of companies that provide pipeline logistics services to the natural gas and oil industry in the United States and specialty services to the offshore oil and gas industry further enhance the segment’s service offerings, customer base and end markets.

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

Despite near-term challenges due to low oil prices, we believe there are meaningful long-term opportunities for us to penetrate the offshore and inland water energy markets, primarily the Gulf of Mexico but also in select international markets, by providing various infrastructure design, installation and maintenance services. The offshore infrastructure service opportunities we see are very similar to what we perform onshore in this segment, and several of our existing onshore customers that also have offshore assets have expressed interest in our ability to provide offshore infrastructure services. Demand for offshore energy infrastructure services is similar to that on land, including the need for engineering, construction and maintenance services for new and existing offshore exploration and production platforms. In addition, the majority of the thousands of miles of marine based pipelines and related production facilities are approaching or are beyond the end of their useful lives. We see this as an opportunity to leverage our onshore pipeline integrity services and technology to the offshore market’s aging infrastructure. Further, new regulations and the more stringent enforcement of existing regulations administered by the Bureau of Safety and Environmental Enforcement should create opportunities for offshore energy infrastructure construction, repair and replacement services.

Overall, we are optimistic about this segment’s operations going forward. The recent decline in oil prices has impacted demand for some of our infrastructure services and could continue to do so if oil prices remain at lower levels. We believe the oil market will naturally correct the current oversupply situation over time, and as a result oil prices could recover to higher levels. The timing of when that process occurs, however, is uncertain. From a medium- and longer-term perspective, we believe commodity prices will reach higher levels to encourage the development of North American hydrocarbons, leading to demand for our oil and gas infrastructure services.

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

Fiber Optic Licensing and Other Segment

On April 29, 2015, we entered into a definitive agreement to sell our fiber optic licensing operations for a purchase price of approximately $1 billion in cash, subject to certain limited adjustments. We anticipate that the sale will close by December 31, 2015; however, the transaction is subject to various regulatory approvals and other customary conditions prior to closing. The potential sale of the fiber optic licensing operations did not meet the requirements of the related authoritative guidance to qualify for held for sale or discontinued operations reporting as of March 31, 2015. We will continue to evaluate whether the potential sale of our fiber optic licensing operations meets the requirements for held for sale or discontinued operations reporting in future reporting periods. The transaction does not include the operations in this segment that provide various telecommunications infrastructure services on a limited and ancillary basis.

Our Fiber Optic Licensing and Other segment is experiencing growth primarily through network expansion, with a focus on markets where secure high-speed networks are important, such as markets where enterprise, telecommunications carriers, educational institutions, financial services and healthcare institutions are prevalent. We continue to see opportunities for growth both in the markets we currently serve and new markets. The education market, which comprises a significant portion of this segment’s revenue, had been negatively impacted by challenging economic conditions and budgetary constraints. These constraints eased through the end of 2012, and we currently see spending patterns providing renewed opportunities for growth. However, expanding the markets we serve continues to create competitive pressure which may impact this segment’s prospects for future growth.

We have also expanded our service offerings to provide lit services. For lit services, we procure and own the electronic equipment necessary to make the fiber optic network operational and provide network management services to customers. The addressable market opportunity for lit services is larger than the dark fiber services market, and we believe providing lit services should enable us to leverage the fiber optic network capacity in our existing and future fiber networks. We have been investing in the necessary people and equipment needed to expand and grow our lit services, and although 2014 was a transition year as we began deploying our lit services offering, we believe lit services will provide attractive growth opportunities.

Our Fiber Optic Licensing and Other segment typically generates higher margins than our other operations, but we can give no assurance that such margins will continue at historical levels. Additionally, we anticipate the need for continued capital expenditures to support the build-out of our networks and growth of this business. The Fiber Optic Licensing and Other segment also provides various telecommunications infrastructure services on a limited and ancillary basis, primarily to our customers in the electric power industry. Due to the disposition of our telecommunications subsidiaries, telecommunications services are no longer a strategic priority for us. We will continue to provide these services to utility customers on an as needed basis. However, we believe that expected increases in this segment’s revenues associated with fiber optic licensing services could be offset by decreases in other telecommunications infrastructure service revenues.

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

The recent decline in oil prices creates uncertainty and has adversely impacted demand for some of our oil and gas infrastructure services. This dynamic could continue should oil prices remain at lower levels for an extended period of time. However, we believe near-term and longer-term dynamics create growth opportunities going forward for our oil and gas infrastructure services operations. We believe that our overall size and breadth of service offerings provide competitive advantages that allow us to leverage opportunities driven by the development and production of resources from North American unconventional shale formations, the Canadian oil sands and coal seam gas and unconventional shale formations in Australia. Development activity in the shale formations in which we are strategically focused remains active, and North American oil and natural gas production is expected to continue to increase, thereby driving demand for gathering system infrastructure. Further, we are seeing encouraging indications that increases in mainline pipe project activity in late 2013 and 2014 could continue through 2015. We also believe that our strategy to pursue midstream gathering system opportunities in certain unconventional shale formations in the United States, as well as the anticipated increase in demand for our pipeline integrity, rehabilitation and replacement services from pipeline integrity initiatives, and other services in adjacent markets that we have gained through recent acquisitions, will create attractive growth potential for us and also further diversify our service offerings in both the near and long term.

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

Capital expenditures for 2015 are expected to be between $275 million to $305 million, of which approximately $50 million to $60 million of these expenditures are targeted for fiber optic network expansion, with the majority of the remaining expenditures for operating equipment. We expect 2015 capital expenditures to be funded substantially from cash on hand and internal cash flows as well as, to the extent necessary due to the timing of other strategic capital deployments, borrowings under our credit facility.

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

We believe that we are well-positioned to capitalize upon opportunities and trends in the industries we serve because of our full-service operations with broad geographic reach, our financial strength and our technical expertise. Additionally, we believe the industry opportunities and trends discussed herein will increase the demand for our services over the long-term, although the actual timing, magnitude and impact of these opportunities and trends on our operating results and financial position are difficult to predict.

Uncertainty of Forward-Looking Statements and Information

This Quarterly Report on Form 10-Q includes “forward-looking statements” reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected revenues, earnings per share, margins, capital expenditures, and other projections of operating or financial results;

•	Expectations regarding our business outlook, growth or opportunities in particular markets;

•	The expected value of contracts or intended contracts with customers;

•	The scope, services, term and results of any projects awarded or expected to be awarded for services to be provided by us;

•	The development of oil and natural gas mainline pipe projects and their impact on our business or demand for our services;

•	The level of oil, natural gas and natural gas liquids prices and their impact on our business or demand for our services;

•	The impact of renewable energy initiatives, including mandated state renewable portfolio standards, the economic stimulus package and other existing or potential energy legislation;

•	Potential opportunities that may be indicated by bidding activity or similar discussions with customers;

•	The potential benefits from acquisitions;

•	The expected outcome of pending or threatened litigation;

•	The business plans or financial condition of our customers;

•	Our plans and strategies;

•	The current economic and regulatory conditions and trends in the industries we serve; and

•

Statements regarding any potential benefits or any projected or expected value associated with the sale of our fiber optic licensing operations and the anticipated closing date of the sale of our fiber optic licensing operations.

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

•

The possibility that one or more closing conditions for the sale of our fiber optic licensing operations may not be satisfied or waived or that one or more regulatory approvals required prior to closing of the sale of our fiber optic licensing operations may not be obtained;

•	The effects of disruption from the sale of our fiber optic licensing operations;

•	The potential for claims or damages associated with the sale of our fiber optic licensing operations, including as a result of indemnity claims following closing of the transaction; and

•

The other risks and uncertainties as are described elsewhere herein and in Item 1A. Risk Factors of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 and as may be detailed from time to time in our other public filings with the SEC.

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

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and currency exchange rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our Annual Report on Form 10-K for the year ended December 31, 2014. Our primary exposure to market risk relates to unfavorable changes in concentration of credit risk, interest rates and currency exchange rates.

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

Interest Rate Risk. As of March 31, 2015, we had no derivative financial instruments to manage interest rate risk. As such, we were exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of March 31, 2015, the fair value of our variable rate debt of $106.4 million approximated book value. Our weighted average interest rate for the three months ended March 31, 2015 was 2.24%. The effect on our pretax earnings of a hypothetical 50 basis point increase or decrease in variable interest rates would be negligible.

Foreign Currency Risk. We conduct operations primarily in the United States, Canada and Australia, and our financial performance is subject to fluctuation due to changes in foreign currency exchange rates relative to the U.S. dollar. We are subject to foreign currency risk with respect to sales, purchases and borrowings that are denominated in a currency other than the respective functional currencies of our operating units. To minimize the risk from changes in foreign currency exchange rates, we may enter into foreign currency derivative contracts to hedge our foreign currency risk on a cash flow basis. There were no outstanding foreign currency derivative contracts at March 31, 2015.

Item 4.	Controls and Procedures.

Attached as exhibits to this Quarterly Report are certifications of Quanta’s Chief Executive Officer and Chief Financial Officer that are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This Controls and Procedures section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Legal Proceedings and Collective Bargaining Agreements in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report, which are incorporated by reference in this Item 1. Legal Proceedings of Part II of this Quarterly Report, for additional information regarding litigation, claims and other legal proceedings.

Item 1A.	Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Item 1A. Risk Factors of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Annual Report). An investment in our common stock or other equity securities involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described herein and in our 2014 Annual Report. The matters specifically identified are not the only risks and uncertainties we face, and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results, and thus the value of an investment in our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities During the First Quarter of 2015

The following table contains information about our purchases of equity securities during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)
January 1-31, 2015	5,728,217		$27.01	5,728,217
February 1-28, 2015	1,259,699	(1)	$28.57	958,339
March 1-31, 2015	26,998	(1)	$28.01	—

Total	7,014,914	(1)		6,686,556	$224,518,302

(1)

Includes shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock and RSU awards in the following amounts: (i) 301,360 for February 2015, (ii) 26,998 for March 2015, and (iii) 328,358 for the first quarter of 2015.

(2)	On December 6, 2013, we issued a press release announcing that our board of directors approved a stock repurchase program authorizing us to purchase, from time to time through December 31, 2016, up to

$500.0 million of our outstanding common stock. These repurchases can be made in open market transactions or in privately negotiated transactions, including block purchases or otherwise, at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program does not obligate us to acquire any specific amount of common stock and will continue until completed or otherwise modified or terminated by our board of directors at any time at its sole discretion and without notice. As of March 31, 2015, we had repurchased an aggregate $275.5 million in Quanta common stock under this program. In addition, as discussed in Liquidity and Capital Resources - Debt Instruments - Credit Facility in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part I, our credit agreement includes limitations on the repurchase of common stock without consent of our lenders.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of April 29, 2015, by and among Quanta Services, Inc., CC SCN Fiber LLC, and Crown Castle International Corp. (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed May 4, 2015 and incorporated herein by reference)

3.1	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K filed May 25, 2011 and incorporated herein by reference)

3.2	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed January 17, 2014 and incorporated herein by reference)

3.3	Bylaws of Quanta Services, Inc., as amended and restated March 27, 2014 (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed March 31, 2014 and incorporated herein by reference)

10.1 ^	Quanta Services, Inc. 2015 Incentive Bonus Plan for Senior Leadership (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed March 11, 2015 and incorporated herein by reference)

10.2 ^	Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 4.5 to the Company’s Form S-8 (No. 333-174374) filed May 20, 2011 and incorporated herein by reference)

10.3 *^	Director Compensation Summary effective as of 2015 Annual Meeting of the Board of Directors

10.4 *	First Amendment to Third Amended and Restated Credit Agreement dated as of April 22, 2015, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, the subsidiaries of Quanta Services, Inc. identified therein as Guarantors, Bank of America, N.A., as Administrative Agent, Domestic Swing Line Lender and an L/C Issuer, and the other Lenders party thereto

10.5 *	Second Amendment to Third Amended and Restated Credit Agreement dated as of May 4, 2015, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, the subsidiaries of Quanta Services, Inc. identified therein as Guarantors, Bank of America, N.A., as Administrative Agent, Domestic Swing Line Lender and an L/C Issuer, and the other Lenders party thereto

31.1 *	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2 *	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 *	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101 INS *	XBRL Instance Document

101 SCH *	XBRL Taxonomy Extension Schema Document

101 CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB *	XBRL Taxonomy Extension Label Linkbase Document

101 PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN
Derrick A. Jensen Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: May 8, 2015

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of April 29, 2015, by and among Quanta Services, Inc., CC SCN Fiber LLC, and Crown Castle International Corp. (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed May 4, 2015 and incorporated herein by reference)

3.1	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K filed May 25, 2011 and incorporated herein by reference)

3.2	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed January 17, 2014 and incorporated herein by reference)

3.3	Bylaws of Quanta Services, Inc., as amended and restated March 27, 2014 (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed March 31, 2014 and incorporated herein by reference)

10.1 ^	Quanta Services, Inc. 2015 Incentive Bonus Plan for Senior Leadership (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed March 11, 2015 and incorporated herein by reference)

10.2 ^	Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 4.5 to the Company’s Form S-8 (No. 333-174374) filed May 20, 2011 and incorporated herein by reference)

10.3 *^	Director Compensation Summary effective as of 2015 Annual Meeting of the Board of Directors

10.4 *	First Amendment to Third Amended and Restated Credit Agreement dated as of April 22, 2015, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, the subsidiaries of Quanta Services, Inc. identified therein as Guarantors, Bank of America, N.A., as Administrative Agent, Domestic Swing Line Lender and an L/C Issuer, and the other Lenders party thereto

10.5 *	Second Amendment to Third Amended and Restated Credit Agreement dated as of May 4, 2015, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, the subsidiaries of Quanta Services, Inc. identified therein as Guarantors, Bank of America, N.A., as Administrative Agent, Domestic Swing Line Lender and an L/C Issuer, and the other Lenders party thereto

31.1 *	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2 *	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 *	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101 INS *	XBRL Instance Document

101 SCH *	XBRL Taxonomy Extension Schema Document

101 CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB *	XBRL Taxonomy Extension Label Linkbase Document

101 PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements