Form 10-Q
period 2015-06-30
QUANTA SERVICES INC
filed 2015-08-10
CIK 1050915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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

As of August 4, 2015, the number of outstanding shares of Common Stock of the Registrant was 196,832,022. As of the same date, 3,500,000 exchangeable shares of a Canadian subsidiary of the Registrant associated with one share of Series F Preferred Stock of the Registrant were outstanding, 899,858 exchangeable shares of a Canadian subsidiary of the Registrant associated with one share of Series G Preferred Stock of the Registrant were outstanding and an additional 2,926,113 exchangeable shares of certain other Canadian subsidiaries of the Registrant were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$65,427	$190,515
Accounts receivable, net of allowances of $6,032 and $6,174	1,626,833	1,801,110
Costs and estimated earnings in excess of billings on uncompleted contracts	347,511	290,447
Inventories	55,815	38,921
Prepaid expenses and other current assets	210,909	210,267
Current assets of discontinued operations	9,072	22,716

Total current assets	2,315,567	2,553,976
Property and equipment, net of accumulated depreciation of $707,892 and $651,559	1,129,597	1,099,574
Other assets, net	99,790	79,133
Other intangible assets, net of accumulated amortization of $239,489 and $225,367	234,303	243,584
Goodwill	1,598,654	1,596,695
Non-current assets of discontinued operations	752,599	739,062

Total assets	$6,130,510	$6,312,024

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$2,638	$8,876
Accounts payable and accrued expenses	875,152	856,245
Billings in excess of costs and estimated earnings on uncompleted contracts	233,715	251,113
Current liabilities of discontinued operations	67,643	21,091

Total current liabilities	1,179,148	1,137,325
Long-term debt and notes payable, net of current maturities	214,255	72,489
Deferred income taxes	229,422	234,379
Insurance and other non-current liabilities	249,906	227,730
Non-current liabilities of discontinued operations	48,061	114,561

Total liabilities	1,920,792	1,786,484

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 226,928,063 and 226,194,656 shares issued, and 198,674,187 and 210,819,790 shares outstanding	2	2
Exchangeable Shares, no par value, 7,325,971 shares issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Series G Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	3,619,922	3,592,906
Retained earnings	1,466,384	1,366,791
Accumulated other comprehensive income (loss)	(197,339)	(123,290)
Treasury stock, 28,253,876 and 15,374,866 common shares, at cost	(692,725)	(321,936)

Total stockholders’ equity	4,196,244	4,514,473
Non-controlling interests	13,474	11,067

Total equity	4,209,718	4,525,540

Total liabilities and equity	$6,130,510	$6,312,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$1,872,340	$1,838,209	$3,733,726	$3,573,657
Cost of services (including depreciation)	1,644,835	1,574,000	3,268,315	3,053,394

Gross profit	227,505	264,209	465,411	520,263
Selling, general and administrative expenses	149,923	135,210	295,386	304,099
Amortization of intangible assets	8,731	8,202	17,024	16,035

Operating income	68,851	120,797	153,001	200,129
Interest expense	(1,675)	(1,128)	(3,075)	(2,110)
Interest income	319	599	772	2,141
Equity in earnings (losses) of unconsolidated affiliates	(314)	(332)	(314)	(332)
Other income (expense), net	(134)	(901)	(346)	(257)

Income from continuing operations before income taxes	67,047	119,035	150,038	199,571
Provision for income taxes	31,584	41,220	62,185	70,074

Net income from continuing operations	35,463	77,815	87,853	129,497
Net income from discontinued operations	14,102	7,629	19,897	14,595

Net income	49,565	85,444	107,750	144,092
Less: Net income attributable to non-controlling interests	3,456	4,362	8,157	8,602

Net income attributable to common stock	$46,109	$81,082	$99,593	$135,490

Amounts attributable to common stock:
Net income from continuing operations	$32,007	$73,453	$79,696	$120,895
Net income from discontinued operations	14,102	7,629	19,897	14,595

Net income attributable to common stock	$46,109	$81,082	$99,593	$135,490

Earnings per share attributable to common stock—basic and diluted:
Continuing operations	$0.15	$0.33	$0.37	$0.55
Discontinued operations	0.07	0.04	0.09	0.07

Net income attributable to common stock	$0.22	$0.37	$0.46	$0.62

Shares used in computing earnings per share:
Weighted average basic shares outstanding	213,047	219,612	214,257	219,345

Weighted average diluted shares outstanding	213,059	219,642	214,269	219,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$49,565	$85,444	$107,750	$144,092
Other comprehensive income (loss), net of tax provision:
Foreign currency translation adjustment, net of tax of $0, $0, $0 and $0	14,897	31,362	(74,052)	13,397
Other, net of tax of $(3), $6, $(2) and $12	8	(18)	3	(36)

Other comprehensive income (loss)	14,905	31,344	(74,049)	13,361

Comprehensive income	64,470	116,788	33,701	157,453
Less: Comprehensive income attributable to non-controlling interests	3,456	4,362	8,157	8,602

Total comprehensive income attributable to Quanta stockholders	$61,014	$112,426	$25,544	$148,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cash Flows from Operating Activities of Continuing Operations:
Net income	$49,565	$85,444	$107,750	$144,092
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations—
Income from discontinued operations	(14,102)	(7,629)	(19,897)	(14,595)
Depreciation	41,030	33,907	80,428	66,754
Amortization of intangible assets	8,731	8,202	17,024	16,035
Equity in losses of unconsolidated affiliates	314	332	314	332
Amortization of debt issuance costs	273	273	546	548
Gain on sale of property and equipment	(7)	(797)	(110)	(1,101)
Foreign currency loss	523	682	713	416
Provision for doubtful accounts	126	1,062	704	1,110
Non-cash portion of arbitration expense	—	—	—	10,518
Deferred income tax provision (benefit)	280	(5,455)	992	(545)
Non-cash stock-based compensation	9,714	10,012	19,185	19,852
Tax impact of stock-based equity awards	(3)	(121)	(4)	(244)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	17,779	(91,135)	137,652	(157,959)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,281)	40,215	(66,769)	(4,836)
Inventories	(9,869)	(4,858)	(12,991)	(6,781)
Prepaid expenses and other current assets	(7,270)	(23,807)	(9,576)	(22,486)
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	22,235	(52,228)	51,446	(102,204)
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,551)	21,261	(14,569)	(10,371)
Other, net	(2,363)	498	(7,086)	4,078

Net cash provided by (used in) operating activities of continuing operations	106,124	15,858	285,752	(57,387)

Cash Flows from Investing Activities of Continuing Operations:
Proceeds from sale of property and equipment	7,733	4,054	9,015	6,541
Additions of property and equipment	(62,493)	(61,773)	(120,997)	(120,009)
Cash paid for acquisitions, net of cash acquired	(37,936)	(3,215)	(72,669)	(79,583)
Investments in equity from unconsolidated affiliates	(1,784)	(3,044)	(2,593)	(3,044)
Cash received from other investments	2,871	2,011	3,193	2,270
Cash withdrawn from restricted cash	—	—	214	—
Cash paid for intangibles	(211)	—	(211)	—

Net cash used in investing activities of continuing operations	(91,820)	(61,967)	(184,048)	(193,825)

Cash Flows from Financing Activities of Continuing Operations:
Borrowings under credit facility	625,286	333,830	772,742	336,200
Payments under credit facility	(528,741)	(333,830)	(632,684)	(336,200)
Payments on other long-term debt	(959)	(380)	(1,359)	(10,673)
Payments on short-term debt	(4,248)	—	(5,170)	—
Distributions to non-controlling interests	(2,500)	(6)	(5,003)	(506)
Tax impact of stock-based equity awards	3	121	4	244
Exercise of stock options	278	477	354	901
Repurchase of common stock	(172,279)	(45,021)	(354,279)	(45,021)

Net cash used in financing activities of continuing operations	(83,160)	(44,809)	(225,395)	(55,055)

Discontinued operations:
Net cash provided by operating activities	11,432	16,898	21,031	29,610
Net cash used in investing activities	(13,517)	(13,628)	(21,181)	(26,804)

Net cash provided by (used in) discontinued operations	(2,085)	3,270	(150)	2,806
Effect of foreign exchange rate changes on cash and cash equivalents	834	3,256	(1,247)	3,632
Net decrease in cash and cash equivalents	(70,107)	(84,392)	(125,088)	(299,829)
Cash and cash equivalents, beginning of period	135,534	273,340	190,515	488,777

Cash and cash equivalents, end of period	$65,427	$188,948	$65,427	$188,948

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for —
Interest paid	$(1,422)	$(792)	$(2,610)	$(1,369)
Income taxes paid	$(37,876)	$(73,334)	$(50,485)	$(161,046)
Income tax refunds	$10,293	$1,054	$10,738	$1,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BUSINESS AND ORGANIZATION:

Quanta Services, Inc. (Quanta) is a leading provider of specialty contracting services, offering infrastructure solutions primarily to the electric power and oil and gas industries in the United States, Canada and Australia and select other international markets. Quanta reports its results under two reportable segments: (1) Electric Power Infrastructure Services and (2) Oil and Gas Infrastructure Services.

Electric Power Infrastructure Services Segment

The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including the repair of infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and Quanta’s proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains renewable energy generation facilities, consisting of solar, wind and certain types of natural gas generation facilities, and related switchyards and transmission infrastructure to transport power to demand centers. To a lesser extent, this segment provides services such as the construction of electric power generation facilities, the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks, the installation of cable and control systems for light rail lines and limited ancillary telecommunication infrastructure services.

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

Disposition - Fiber Optic Licensing Operations

On April 29, 2015, Quanta, Crown Castle International Corp. (Crown Castle), and CC SCN Fiber LLC, a subsidiary of Crown Castle, entered into a stock purchase agreement, pursuant to which Quanta agreed to sell all of the issued and outstanding equity interests in Quanta Fiber Networks, Inc., a wholly owned subsidiary of Quanta that owned Quanta’s fiber optic licensing operations. The purchase agreement contains customary representations and warranties, covenants and indemnities. On August 4, 2015, Quanta completed the sale for a purchase price of approximately $1 billion in cash, resulting in after-tax net proceeds of approximately $830 million. In the third quarter of 2015, Quanta expects to recognize an estimated net of tax gain of approximately $175 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

As of June 30, 2015, Quanta determined that its fiber optic licensing operations met the requirements to be classified as held for sale and presented as discontinued operations. Accordingly, Quanta has presented the results of operations, financial position, cash flows and disclosures of the fiber optic licensing operations as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements. These results were previously included in the Fiber Optic Licensing and Other segment.

Acquisitions

During the second quarter of 2015, Quanta acquired three companies, consisting of a powerline construction company located in the United States, an engineering company located in Canada and an engineering, procurement and construction services company based in the United States, all of which are generally included in Quanta’s Electric Power Infrastructure Services segment. During the first quarter of 2015, Quanta acquired three companies. These acquisitions included an underground utility distribution contractor that provides services to gas and electric utilities in Canada, which is generally included in Quanta’s Oil and Gas Infrastructure Services segment; a supplier and material procurement specialist for the power and utility industry in Canada, which is generally included in Quanta’s Electric Power Infrastructure Services segment; and a company that specializes in the engineering, procurement, construction and commissioning of compression and surface facilities for the high pressure gas industry in Australia, which is generally included in Quanta’s Oil and Gas Infrastructure Services segment.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, equity and other investments, loan receivables, purchase price allocations, liabilities for self-insured and other claims and guarantees, multi-employer pension plan withdrawal liabilities, revenue recognition for construction contracts inclusive of contractual change orders and claims, share-based compensation, operating results of reportable segments, as well as the provision for income taxes and the calculation of uncertain tax positions.

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $65.4 million and $190.5 million as of June 30, 2015 and December 31, 2014. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which are carried at fair value. At June 30, 2015 and December 31, 2014, cash equivalents were $4.7 million and $107.6 million, and consisted primarily of money market mutual funds and are discussed further in Fair Value Measurements below. As of June 30, 2015 and December 31, 2014, cash and cash equivalents held in domestic bank accounts were approximately $29.1 million and $127.2 million, and cash and cash equivalents held in foreign bank accounts were approximately $36.3 million and $63.3 million. As of June 30, 2015 and December 31, 2014, cash and cash equivalents held by Quanta’s investments in joint ventures, which are either consolidated or proportionately consolidated, were approximately $13.6 million and $19.1 million. Cash and cash equivalents held by the joint ventures are available to support the operations of the related joint ventures, and Quanta does not have access to that cash for its other operations. Under the terms of the partnership agreements, Quanta generally has no right to the joint ventures’ cash other than participating in distributions and in the event of dissolution.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates regarding, among other factors, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions, the ongoing relationship with the customer and uncertainties related to the resolution of disputed matters. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect Quanta’s ability to collect amounts due from them. As of June 30, 2015 and December 31, 2014, Quanta had allowances for doubtful accounts on current receivables of approximately $6.0 million and $6.2 million. Long-term accounts receivable are included within other assets, net on the consolidated balance sheets.

Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of June 30, 2015 and December 31, 2014 were approximately $284.3 million and $307.3 million, and were included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months were included in other assets, net, and as of June 30, 2015 and December 31, 2014 were $30.8 million and $19.6 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At June 30, 2015 and December 31, 2014, the balances of unbilled receivables included in accounts receivable were approximately $229.1 million and $163.1 million.

Goodwill and Other Intangibles

Quanta has recorded goodwill in connection with its historical acquisitions of companies. Upon acquisition, these companies were either combined into one of Quanta’s existing operating units or managed on a stand-alone basis as an individual operating unit. Goodwill recorded in connection with these acquisitions is subject to an annual assessment for impairment, which Quanta performs at the operating unit level for each operating unit that carries a balance of goodwill. Each of Quanta’s operating units is organized into one of two internal divisions: the Electric Power Division and the Oil and Gas Infrastructure Division. As most of the companies acquired by Quanta provide multiple types of services for multiple types of customers, these divisional designations are based on the predominant type of work performed by each operating unit at the point in time the divisional designation

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

is made. Goodwill is required to be measured for impairment at the reporting unit level, which represents the operating segment level or one level below the operating segment level for which discrete financial information is available. Quanta has determined that its individual operating units represent its reporting units for the purpose of assessing goodwill impairments.

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

Quanta’s intangible assets include customer relationships, backlog, trade names, non-compete agreements, patented rights and developed technology, all subject to amortization. The value of customer relationships is estimated as of the date a business is acquired based on the value-in-use concept utilizing the income approach, specifically the excess earnings method. The excess earnings analysis consists of discounting to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals and estimated customer attrition rates, the importance or lack thereof of existing customer relationships to Quanta’s business plan, income taxes and required rates of return. Quanta values backlog for acquired businesses as of the acquisition date based upon the contractual nature of the backlog within each service line, using the income approach to discount back to present value the cash flows attributable to the backlog. The value of trade names is estimated using the relief-from-royalty method of the income approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of this intangible asset.

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

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

progress to date and compensate Quanta for services rendered, which may be measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the material associated with Quanta’s work is owner-furnished and is therefore not included in contract revenues and costs. The cost estimation process is based on professional knowledge and experience of Quanta’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore Quanta’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. These factors are routinely evaluated on a project by project basis throughout the project term, and the impact of corresponding revisions in management’s estimates of contract value, contract cost and contract profit are recorded as necessary in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. Quanta’s operating results for the six months ended June 30, 2015 and 2014 were impacted by less than 5% as a result of changes in contract estimates related to projects that were in progress at December 31, 2014 and 2013.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of June 30, 2015 and December 31, 2014, Quanta had approximately $134.7 million and $106.8 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business. These aggregate contract price adjustments represent management’s best estimate of additional contract revenues which have been earned and which management believes are probable of collection. The amounts ultimately realized by Quanta upon final acceptance by its customers could be higher or lower than such estimated amounts.

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

As of June 30, 2015, the total amount of unrecognized tax benefits relating to uncertain tax positions was $52.7 million, an increase from December 31, 2014 of $1.8 million. This increase in unrecognized tax benefits resulted primarily from a $2.2 million increase due to tax positions expected to be taken for 2015, partially offset by a $0.4 million decrease due to audit settlements. Quanta is currently under examination by the Internal Revenue Service (IRS) for tax years 2011 and 2012 and remains open to examination by the IRS for tax years 2013 and 2014, as these statute of limitations periods have not yet expired. Additionally, certain subsidiaries are under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $10.3 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.

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

Self-Insurance

Quanta is insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Under these programs, the deductibles for general liability and auto liability were $10.0 million per occurrence, the deductible for workers’ compensation was $5.0 million per occurrence, and the deductible for employer’s liability was $1.0 million per occurrence for the 2015-2016 and 2014-2015 policy years. Quanta is generally self-insured for all claims that do not exceed the amount of the applicable deductible. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

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

Compensation expense associated with liability based awards, such as RSUs that are expected to or may settle in cash, is recognized based on a remeasurement of the fair value of the award at the end of each reporting period. Upon settlement, the holders receive for each RSU an amount in cash equal to the fair market value on the settlement date of one share of Quanta common stock, as specified in the applicable award agreement. For additional information on Quanta’s restricted stock, RSU and performance unit awards, see Note 10.

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

Litigation Costs and Reserves

Quanta records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Costs incurred for litigation are expensed as incurred. Further details are presented in Note 11.

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of variable rate debt also approximates fair value. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents were categorized as Level 1 assets at June 30, 2015 and December 31, 2014, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

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

Adoption of New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued an update that changes the requirement for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the entity or group of components of an entity meets the criteria to be classified as held for sale or when it is disposed of by sale or other than by sale. The update also requires additional disclosures about discontinued operations, a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, and an entity’s significant continuing involvement with a discontinued operation. Quanta adopted this guidance effective January 1, 2015 and has incorporated the new requirements into its presentation of the disposition of the fiber optic licensing operations as discontinued operations as of June 30, 2015.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued an update that supersedes most current revenue recognition guidance as well as some cost recognition guidance. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. On July 9, 2015, the FASB affirmed its proposal to defer the effective date until fiscal years beginning on or after December 15, 2017. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements and is planning to adopt this guidance effective January 1, 2018.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

In August 2014, the FASB issued guidance to address the diversity in practice in determining when there is substantial doubt about an entity’s ability to continue as a going concern and when and how an entity must disclose certain relevant conditions and events. This update requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued). If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions or events. The guidance is effective for annual and interim periods ending after December 15, 2016. This guidance will impact the disclosure and presentation of any substantial doubt by Quanta about its ability to continue as a going concern, if such substantial doubt were to exist. Quanta will adopt this guidance effective January 1, 2017.

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

4.	DISCONTINUED OPERATIONS:

On August 4, 2015, Quanta completed the sale of its fiber optic licensing operations to Crown Castle, pursuant to a stock purchase agreement entered into on April 29, 2015. The aggregate purchase price was approximately $1 billion in cash, resulting in estimated after-tax net proceeds of approximately $830 million. In the third quarter of 2015, Quanta expects to recognize an estimated net of tax gain of approximately $175 million.

As of June 30, 2015, Quanta determined that its fiber optic licensing operations met the requirements to be classified as held for sale and presented as discontinued operations. Accordingly, Quanta has presented the results of operations, financial position, cash flows and disclosures related to the fiber optic licensing operations as discontinued operations in the accompanying unaudited condensed consolidated financial statements. The results were previously included in the Fiber Optic Licensing and Other segment.

Also in connection with the sale, Quanta will remain liable for all income related taxes and insured claims associated with the fiber optic licensing operations arising on or before or outstanding as of August 4, 2015.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following represents a reconciliation of the major classes of line items constituting income from discontinued operations before tax related to Quanta’s fiber optic licensing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Major classes of line items constituting pretax income from fiber optic licensing operations:
Revenues	$25,692	$26,341	$51,262	$53,467
Expenses:
Cost of services (including depreciation)	10,896	9,102	21,711	20,211
Selling, general and administrative expenses	5,106	4,230	9,881	8,672
Amortization of intangible assets	413	413	825	825

Other income (expense) items that are not major	9	—	10	2

Net income before taxes of discontinued operations related to fiber optic licensing operations related to major classes of income before taxes	9,286	12,596	18,855	23,761
Provision for (benefit from) income taxes	(4,816)	4,967	(1,042)	9,166

Net income from discontinued operations related to fiber optic licensing operations as presented in the statements of operations	$14,102	$7,629	$19,897	$14,595

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following represents a reconciliation of the carrying amounts of major classes of assets and liabilities of fiber optic licensing operations (in thousands):

	June 30, 2015	December 31, 2014
Carrying amounts of major classes of assets included as part of fiber optic licensing operations:
Current assets:
Accounts receivable	$6,771	$11,429
Prepaid expenses and other current assets	2,301	11,287

Total current assets of fiber optic licensing operations	$9,072	$22,716

Non-current assets:
Property and equipment	$392,229	$380,554
Other intangible assets, net of accumulated amortization	16,184	17,009
Goodwill	334,790	334,790

Total major classes of non-current assets of fiber optic licensing operations	743,203	732,353
Other non-current assets included in fiber optic licensing operations	9,396	6,709

Total non-current assets of fiber optic licensing operations	$752,599	$739,062

Carrying amounts of major classes of liabilities of fiber optic licensing operations:
Current Liabilities:
Accounts payable and accrued expenses	$17,975	$21,091
Deferred income taxes	49,668	—

Total current liabilities of fiber optic licensing operations	$67,643	$21,091

Non-current Liabilities:
Deferred income taxes	$—	$66,137
Long-term deferred revenue	47,855	48,231

Total major classes of non-current liabilities of fiber optic licensing operations	47,855	114,368
Other non-current liabilities of fiber optic licensing operations	206	193

Total non-current liabilities of fiber optic licensing operations	$48,061	$114,561

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5.	ACQUISITIONS:

2015 Acquisitions

During the first half of 2015, Quanta acquired six companies. Four of these acquired companies are generally included in Quanta’s Electric Power Infrastructure Services segment, including a powerline construction company located in the United States, an engineering company located in Canada, an engineering, procurement and construction services company based in the United States, and a supplier and material procurement specialist for the power and utility industry in Canada. The remaining two acquired companies are generally included in Quanta’s Oil and Gas Infrastructure Services segment, including an underground utility distribution contractor that provides services to gas and electric utilities in Canada and a company that specializes in the engineering, procurement, construction, and commissioning of compression and surface facilities for the high pressure gas industry in Australia. The aggregate consideration paid or payable for these acquisitions was approximately $65.7 million, which included approximately $64.7 million in cash, subject to net working capital and other adjustments. As these transactions were effective during the first half of 2015, the results have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable Quanta to further enhance its electric power and oil and gas infrastructure service offerings in the United States, Canada and Australia.

2014 Acquisitions

During 2014, Quanta completed nine acquisitions, which enabled Quanta to further enhance its electric power and oil and gas infrastructure service offerings in the United States and Canada and expand its capabilities in Australia to include electric power infrastructure service offerings. These acquisitions included four electric power infrastructure services companies located in Canada; two oil and gas infrastructure services businesses located in Canada; an electric power infrastructure services company located in Australia; a U.S.-based general engineering and construction company specializing in hydrant fueling, waterfront and utility construction for the U.S. Department of Defense that is generally included in Quanta’s Oil and Gas Infrastructure Services segment; and a geotechnical and geological engineering services company based in the United States that is generally included in Quanta’s Electric Power Infrastructure Services segment. The aggregate consideration paid for these acquisitions consisted of approximately $279.5 million in cash, 686,382 shares of Quanta common stock and 3,825,971 exchangeable shares of Canadian subsidiaries of Quanta that are exchangeable on a one-for-one basis for Quanta common stock. In addition, Quanta issued one share of Series G preferred stock associated with 899,858 of the exchangeable shares. The aggregate value of the securities issued related to 2014 acquisitions on the respective closing or settlement dates of the acquisitions totaled approximately $134.5 million. As these transactions were effective during 2014, the results of each acquired company have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. For additional information on the exchangeable shares and preferred stock, see Exchangeable Shares and Series F and Series G Preferred Stock in Note 9.

2015 and 2014 Acquisitions

Quanta is in the process of finalizing its assessments of the fair values of the acquired assets and assumed liabilities related to businesses acquired subsequent to June 30, 2014, and further adjustments to the purchase price allocations may occur. Quanta expects to complete the purchase accounting process as soon as practicable but no later than one year from the respective acquisition dates. The aggregate purchase consideration related to the third and fourth quarter 2014 acquisitions was preliminarily allocated to acquired assets and assumed liabilities, which resulted in a preliminary allocation of approximately $111.0 million of net tangible assets, $107.3 million of goodwill and $73.9 million of other intangible assets. Additionally, the aggregate purchase

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

consideration related to the 2015 acquisitions was preliminarily allocated to acquired assets and assumed liabilities, which resulted in a preliminary allocation of approximately $20.6 million of net tangible assets, $30.3 million of goodwill and $14.8 million of other intangible assets.

The following table summarizes the aggregate consideration paid or payable through June 30, 2015 for the 2015 and 2014 acquisitions and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates. This allocation requires a significant use of estimates and is based on information that was available to management at the time these consolidated financial statements were prepared (in thousands).

	2015	2014
Consideration:
Value of Quanta common stock and exchangeable shares issued	$—	$134,538
Cash paid or payable	64,663	279,533
Contingent consideration	1,001	—

Fair value of total consideration transferred or estimated to be transferred	$65,664	$414,071

Current assets	$18,304	$172,121
Property and equipment	29,257	159,186
Other assets	4	3,501
Identifiable intangible assets	14,796	96,302
Current liabilities	(15,283)	(145,646)
Deferred tax liabilities, net	(7,227)	(32,856)
Other long-term liabilities	(5,244)	(4,926)
Non-controlling interests	747	—

Total identifiable net assets	35,354	247,682
Goodwill	30,310	166,389

	$65,664	$414,071

The fair value of current assets acquired in 2015 included accounts receivable with a fair value of $10.3 million. The fair value of current assets acquired in 2014 included accounts receivable with a fair value of $117.2 million.

Goodwill represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed. The 2015 and 2014 acquisitions strategically expanded Quanta’s Canadian, Australian and domestic electric power and oil and gas service offerings, which Quanta believes contributes to the recognition of the goodwill. In connection with the 2015 acquisitions, goodwill of $13.5 million was recorded for the businesses acquired that were included within Quanta’s Electric Power Division and $16.8 million was recorded for the businesses acquired that were included within Quanta’s Oil and Gas Infrastructure Division on the dates of acquisition. In connection with the 2014 acquisitions, goodwill of $72.3 million was recorded for the businesses included within Quanta’s Electric Power Division and $94.1 million was recorded for businesses included within Quanta’s Oil and Gas Infrastructure Division based on fair market values of assets and liabilities on the dates of acquisition. Goodwill of approximately $10.6 million is expected to be deductible for income tax purposes related to the businesses acquired in the first half of 2015, and goodwill of approximately $43.5 million is expected to be deductible for income tax purposes related to the businesses acquired in 2014.

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

	Estimated Fair Value at Acquisition Date	Weighted Average Amortization Period at Acquisition Date
Customer relationships	$9,985	17.5
Backlog	1,327	1.3
Trade names	2,374	4.7
Non-compete agreements	1,110	5.0

Total intangible assets subject to amortization acquired in 2015 acquisitions	$14,796	13.1

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$1,873,169	$2,034,146	$3,749,834	$3,968,023
Gross profit	$227,739	$284,616	$469,840	$560,434
Selling, general and administrative expenses	$150,128	$146,302	$298,208	$326,760
Amortization of intangible assets	$8,743	$11,066	$17,283	$22,298
Net income from continuing operations	$35,481	$82,014	$88,720	$136,523
Net income from continuing operations attributable to common stock	$32,025	$77,652	$80,563	$127,921

Earnings per share from continuing operations attributable to common stock — basic and diluted	$0.15	$0.35	$0.38	$0.57

The pro forma combined results of operations for the three and six months ended June 30, 2015 and 2014 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2015 acquisitions as if they occurred January 1, 2014. The pro forma combined results of operations for the three and six months ended June 30, 2014 have also been prepared by adjusting the historical results of Quanta to include the historical results of the 2014 acquisitions as if they occurred January 1, 2013. These pro forma combined historical results were also adjusted for the following: a reduction of interest expense as a result of the repayment of outstanding indebtedness of the acquired businesses, a reduction of interest income as a result of the cash consideration paid net of cash received, an increase in amortization expense due to the incremental intangible assets recorded related to the 2015 and 2014 acquisitions, an increase or decrease in depreciation expense within cost of services related to the net impact of adjusting acquired property and equipment to the acquisition date fair value and conforming depreciable lives with Quanta’s accounting policies, an increase in the number of outstanding shares of Quanta common stock and exchangeable shares and certain reclassifications to conform the acquired companies’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

that may result from the 2015 and 2014 acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

Revenues of approximately $18.1 million and a loss before taxes of approximately $0.3 million, which included $1.3 million of acquisition costs, were included in Quanta’s consolidated results of operations for the three months ended June 30, 2015 related to the 2015 acquisitions following their respective dates of acquisition. Revenues of approximately $25.1 million and a loss before income taxes of approximately $1.2 million, which included $1.7 million of acquisition costs, were included in Quanta’s consolidated results of operations for the six months ended June 30, 2015 related to the 2015 acquisitions following their respective dates of acquisition.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Division	Oil and Gas Infrastructure Division	Total
Goodwill balance at December 31, 2014	$1,223,224	$373,471	$1,596,695
Goodwill acquired during 2015	13,509	16,801	30,310
Purchase price allocation adjustments	750	(8,863)	(8,113)
Foreign currency translation adjustments	(12,422)	(7,816)	(20,238)

Goodwill balance at June 30, 2015	$1,225,061	$373,593	$1,598,654

As described in Note 2, Quanta’s operating units are organized into one of Quanta’s two internal divisions and, accordingly, Quanta’s goodwill associated with each of its operating units has been aggregated on a divisional basis and reported in the table above. These divisions are closely aligned with Quanta’s reportable segments based on the predominant type of work performed by the operating units within the divisions. From time to time, operating units may be reorganized among Quanta’s internal divisions, as Quanta periodically re-evaluates strategies to better align its operations as business environments evolve.

Quanta’s intangible assets subject to amortization and the remaining weighted average amortization periods related to such assets were as follows (in thousands except for weighted average amortization periods, which are in years):

	As of			As of			As of
	June 30, 2015			December 31, 2014			June 30, 2015
	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$239,329	$(71,768)	$167,561	$235,851	$(63,764)	$172,087	10.3
Backlog	132,681	(124,960)	7,721	133,704	(122,265)	11,439	0.9
Trade names	51,005	(7,682)	43,323	49,664	(6,278)	43,386	18.9
Non-compete agreements	28,245	(22,294)	5,951	27,659	(21,365)	6,294	3.4
Patented rights and developed technology	22,532	(12,785)	9,747	22,073	(11,695)	10,378	4.4

Total intangible assets subject to amortization	$473,792	$(239,489)	$234,303	$468,951	$(225,367)	$243,584	11.2

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Amortization expense for intangible assets was $8.7 million and $8.2 million for the three months ended June 30, 2015 and 2014 and $17.0 million and $16.0 million for the six months ended June 30, 2015 and 2014. The estimated future aggregate amortization expense of intangible assets subject to amortization as of June 30, 2015 is set forth below (in thousands):

For the Fiscal Year Ending December 31,
Remainder of 2015	$17,104
2016	27,571
2017	23,949
2018	23,384
2019	22,448
Thereafter	119,847

Total	$234,303

7.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 are illustrated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amounts attributable to common stock:
Net income from continuing operations	$32,007	$73,453	$79,696	$120,895
Net income from discontinued operations	14,102	7,629	19,897	14,595

Net income attributable to common stock	$46,109	$81,082	$99,593	$135,490

Weighted average shares:
Weighted average shares outstanding for basic earnings per share	213,047	219,612	214,257	219,345
Effect of dilutive stock options	12	30	12	30

Weighted average shares outstanding for diluted earnings per share	213,059	219,642	214,269	219,375

For purposes of calculating diluted earnings per share, there were no adjustments required to derive Quanta’s net income attributable to common stock. Outstanding exchangeable shares that were issued pursuant to certain of Quanta’s historical acquisitions (as further discussed in Note 9), which are exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in weighted average shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 for the portion of the respective periods that they were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

8.	DEBT OBLIGATIONS:

Quanta’s long-term debt obligations consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Borrowings under credit facility	$204,255	$68,793
Other long-term debt, interest rates ranging from 1.4% to 4.3%	5,906	6,370
Capital leases, interest rates ranging from 6.0% to 7.3%	6,732	1,146

Total long-term debt obligations	216,893	76,309
Less — Current maturities of long-term debt	2,638	3,820

Total long-term debt obligations, net of current maturities	$214,255	$72,489

Quanta’s current maturities of long-term debt and short-term borrowings consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Short-term borrowings	$—	$5,056
Current maturities of long-term debt	2,638	3,820

Current maturities of long-term debt and short-term borrowings	$2,638	$8,876

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

As of June 30, 2015, Quanta had approximately $324.7 million of outstanding letters of credit and bank guarantees, $223.1 million of which was denominated in U.S. dollars and $101.6 million of which was denominated in Australian or Canadian dollars, and $204.3 million of outstanding borrowings under the credit facility, $109.3 million of which was denominated in Canadian dollars and $95.0 million of which was denominated in U.S. dollars. The remaining $796.0 million was available for borrowings or issuing new letters of credit or bank guarantees. Information on borrowings under Quanta’s credit facility and the applicable interest rates during the three and six months ended June 30, 2015 and 2014 is as follows (dollars in thousands):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Maximum amount outstanding during the period	$330,473	$83,410	$330,473	$83,410
Average daily amount outstanding under the credit facility	$171,638	$23,940	$132,213	$11,983
Weighted-average interest rate	2.01%	2.67%	2.13%	2.67%

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement). The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on Quanta’s assets. The credit agreement allows cash payments for dividends and stock repurchases subject to compliance with the following requirements (after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of June 30, 2015, Quanta was in compliance with all of the covenants in the credit agreement.

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

9.	EQUITY:

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

The combination of the exchangeable shares and Preferred Stock gives the holders of such exchangeable shares rights equivalent to Quanta common stockholders with respect to voting, dividends and other economic rights. The holders of exchangeable shares not associated with the Preferred Stock have rights equivalent to Quanta common stockholders with respect to dividends and other economic rights but do not have voting rights. As of June 30, 2015, both shares of the Preferred Stock remained outstanding and 7,325,971 exchangeable shares remained outstanding, of which 4,399,858 were associated with the Preferred Stock.

Treasury Stock

Under the stock incentive plans described in Note 10, the tax withholding obligations of employees upon vesting of restricted stock awards and RSUs settled in common stock are typically satisfied by Quanta making such tax payments and withholding a number of vested shares having a value on the date of vesting equal to the tax withholding obligation. For the settlement of these employee tax liabilities, Quanta withheld 0.3 million shares of Quanta common stock during the six months ended June 30, 2015 and 2014, with a total market value of $9.9 million and $11.8 million. These shares and the related costs to acquire them were accounted for as adjustments to the balance of treasury stock. Under Delaware corporate law, treasury stock is not counted for quorum purposes or entitled to vote.

During the fourth quarter of 2013, Quanta’s board of directors approved a stock repurchase program authorizing Quanta to purchase, from time to time through December 31, 2016, up to $500.0 million of its outstanding common stock. During the three and six months ended June 30, 2015, Quanta purchased 5.8 million and 12.5 million shares of its common stock under this program at a cost of $172.3 million and $354.3 million. As of June 30, 2015, Quanta had purchased an aggregate of approximately 15.5 million shares of its common stock under this program at a cost of $447.8 million. The shares and the related cost to acquire them have been accounted for as an adjustment to the balance of treasury stock. In the third quarter of 2015, Quanta completed this stock repurchase program, purchasing an additional 1.8 million shares for a cost of $52.2 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

During the third quarter of 2015, Quanta’s board of directors approved a stock repurchase program authorizing Quanta to purchase, from time to time through February 28, 2017, up to $1.25 billion of its outstanding common stock. Repurchases can be made in open market or privately negotiated transactions, including pursuant to an accelerated share repurchase arrangement, an issuer repurchase plan or otherwise, at management’s discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. This program does not obligate Quanta to acquire any specific amount of common stock and may be modified or terminated by Quanta’s board of directors at any time at its sole discretion and without notice.

Non-controlling Interests

Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Quanta has determined that certain of these joint ventures are VIEs, with Quanta providing the majority of the infrastructure services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. Management has concluded that Quanta is the primary beneficiary of each of these joint ventures and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as non-controlling interests in the condensed consolidated financial statements. Income attributable to the other joint venture members in the amounts of $3.5 million and $4.4 million for the three months ended June 30, 2015 and 2014 and $8.2 million and $8.6 million for the six months ended June 30, 2015 or 2014 has been accounted for as a reduction of net income in deriving net income attributable to common stock. Equity in the consolidated assets and liabilities of these joint ventures that is attributable to the other joint venture members has been accounted for as non-controlling interests within total equity in the accompanying balance sheets.

The carrying value of the investments held by Quanta in all of its VIEs was approximately $13.5 million and $11.1 million at June 30, 2015 and December 31, 2014. The carrying value of investments held by the non-controlling interests in these variable interest entities at June 30, 2015 and December 31, 2014 was $13.5 million and $11.1 million. During the three months ended June 30, 2015 and 2014, distributions to non-controlling interests were $2.5 million and $0.0 million. During the six months ended June 30, 2015 and 2014, distributions to non-controlling interests were $5.0 million and $0.5 million. There were no other changes in equity as a result of transfers to/from the non-controlling interests during the six months ended June 30, 2015 or 2014. See Note 11 for further disclosures related to Quanta’s joint venture arrangements.

10.	EQUITY-BASED COMPENSATION:

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

Restricted Stock and RSUs to be Settled in Common Stock

During the three months ended June 30, 2015 and 2014, Quanta granted 0.1 million RSUs to be settled in common stock under the Plans with weighted average grant date fair values of $29.96 and $33.31. During the six months ended June 30, 2015 and 2014, Quanta granted 1.2 million and 1.4 million RSUs to be settled in common stock under the Plans with weighted average grant date fair values of $27.90 and $35.08. The grant date fair value for awards of restricted stock and RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. Restricted stock and RSU awards to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs in equal installments over a two-year or three-year period following the date of grant. During the restriction period, holders of restricted stock are entitled to vote and receive dividends on such shares.

During the three months ended June 30, 2015 and 2014, vesting activity consisted of 0.1 million shares of restricted stock and RSUs settled in common stock with an approximate fair value at the time of vesting of $2.3 million and $3.5 million. During the six months ended June 30, 2015 and 2014, vesting activity consisted of 1.1 million and 1.0 million shares of restricted stock and RSUs settled in common stock with an approximate fair value at the time of vesting of $33.8 million and $34.8 million.

As of June 30, 2015, there was approximately $44.9 million of total unrecognized compensation cost related to unvested restricted stock and RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 1.88 years.

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

During the three months ended June 30, 2015 and 2014, Quanta granted no performance units to be settled in common stock under the 2011 Plan. During the six months ended June 30, 2015, Quanta granted 0.2 million performance units to be settled in common stock under the 2011 Plan, with a weighted average grant date fair value of $28.16 per share. The grant date fair value for awards of performance units to be settled in common stock is based on the market value of Quanta common stock on the date of grant applied to the total number of shares that Quanta anticipates will fully vest. This fair value is expensed ratably over the vesting term and is adjusted for fair value changes, so that the expense recognized for each award is equivalent to the fair value of the final number of earned and vested performance units. During the three months ended June 30, 2015, Quanta recognized $0.7 million in compensation expense associated with performance units to be settled in common stock. During the six months ended June 30, 2015, Quanta recognized $1.4 million in compensation expense

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

associated with performance units to be settled in common stock. No performance units vested, and no shares of common stock were issued in connection with performance units, during the three and six months ended June 30, 2015 and 2014, as applicable performance periods had not yet concluded.

RSUs to be Settled in Cash

Certain RSUs granted by Quanta under the Plans are settled solely in cash. These cash-settled RSUs are intended to provide plan participants with cash performance incentives that are substantially equivalent to the risks and rewards of equity ownership in Quanta, typically vest in equal installments over a two-year or three-year period following the date of grant, and are subject to forfeiture under certain conditions, primarily termination of service. Additionally, Quanta’s non-employee directors may elect to settle a portion of their RSU awards in cash as long as they meet certain stock ownership requirements. This cash settlement option is intended to provide non-employee directors with the cash necessary to cover taxes due at settlement of their RSU awards. RSU awards for non-employee directors vest shortly after the conclusion of each director service year; however, settlement may be deferred based on prior elections under a nonqualified deferred compensation plan maintained by Quanta. For all RSUs settled in cash, the holders receive for each vested RSU an amount in cash equal to the fair market value on the settlement date of one share of Quanta common stock, as specified in the applicable award agreement.

Compensation expense related to RSUs to be settled in cash was $1.2 million and $0.9 million for the three months ended June 30, 2015 and 2014 and $2.5 million and $1.6 million for the six months ended June 30, 2015 and 2014. Such expense is recorded in selling, general and administrative expenses. RSUs that may be settled only in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $1.6 million and $0.1 million to settle liabilities related to cash-settled RSUs in the three months ended June 30, 2015 and 2014 and $2.5 million and $2.2 million to settle liabilities related to cash-settled RSUs in the six months ended June 30, 2015 and 2014. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $2.9 million at June 30, 2015 and December 31, 2014.

11.	COMMITMENTS AND CONTINGENCIES:

Investments in Affiliates and Other Entities

As described in Note 9, Quanta holds investments in certain joint ventures with third parties for the purpose of providing infrastructure services under certain customer contracts. Losses incurred by these joint ventures are generally shared ratably based on the percentage ownership of the joint venture members. However, each member of the joint venture typically is jointly and severally liable for all of the obligations of the joint venture under the contract with the customer, and therefore can be liable for full performance of the contract with the customer. In circumstances where Quanta’s participation in a joint venture qualifies as a general partnership, the joint venture partners are jointly and severally liable for all of the obligations of the joint venture, including obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with these joint and several liabilities.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

During the fourth quarter of 2014, a limited partnership in which Quanta is a partner was selected for an engineering, procurement and construction (EPC) electric transmission project to construct approximately 500 kilometers of transmission line and two 500 kV substations. Quanta will provide turnkey EPC services for the entire project. As of June 30, 2015, Quanta had outstanding capital commitments associated with investments in an unconsolidated affiliate related to this project as follows (in thousands):

Capital Commitments
Year Ending December 31 —
Remainder of 2015	$3,326
2016	8,534
2017 (1)	34,345
2018	—
2019	25,357
Thereafter	—

Total capital commitments associated with investments in unconsolidated affiliated related to an EPC electrical transmission project	$71,562

(1)	This amount excludes a return of capital from an unconsolidated affiliate of approximately $45.3 million that is anticipated in August 2017.

Additionally, as of June 30, 2015, Quanta had outstanding capital commitments associated with investments in unconsolidated affiliates related to planned midstream infrastructure projects of approximately $8.7 million, $0.2 million of which is expected to be paid in the third quarter of 2015. Quanta is unable to determine the exact timing of the remaining $8.5 million of these capital commitments but anticipates them to be paid by June 1, 2017.

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of June 30, 2015 (in thousands):

Operating Leases
Year Ending December 31 —
Remainder of 2015	$44,682
2016	60,654
2017	47,767
2018	34,649
2019	18,608
Thereafter	26,055

Total minimum lease payments	$232,415

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Rent expense related to operating leases was approximately $50.9 million and $42.6 million for the three months ended June 30, 2015 and 2014 and approximately $100.2 million and $77.2 million for the six months ended June 30, 2015 and 2014.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta has agreed to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At June 30, 2015, the maximum guaranteed residual value was approximately $469.4 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has capital commitments for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of June 30, 2015, production orders for approximately $6.3 million had been issued with delivery dates expected to occur throughout the remainder of 2015. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta intends that these orders will be assigned to third party leasing companies and made available to Quanta under certain of its master equipment lease agreements, thereby releasing Quanta from its capital commitments.

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

For additional information regarding other pending legal proceedings, see Collective Bargaining Agreements in this Note 11.

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

No customers represented 10% or more of Quanta’s revenues for the three and six months ended June 30, 2015 and 2014, and no customers represented 10% or more of Quanta’s consolidated net position as of June 30, 2015 or December 31, 2014.

Self-Insurance

As discussed in Note 2, Quanta is insured for employer’s liability, general liability, auto liability and workers’ compensation claims. As of June 30, 2015 and December 31, 2014, the gross amount accrued for insurance claims totaled $177.0 million and $170.2 million with $144.1 million and $130.8 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of June 30, 2015 and December 31, 2014 were $10.1 million and $9.1 million, of which $0.5 million and $0.8 million were included in prepaid expenses and other current assets and $9.6 million and $8.3 million were included in other assets, net.

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

As of June 30, 2015, Quanta had $324.7 million in outstanding letters of credit and bank guarantees under its credit facility to secure its casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2015 and 2016. Upon maturity, it is expected that the majority of the letters of credit related to the casualty insurance program will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. These performance bonds expire at various times ranging from mechanical completion of the related projects to a period extending beyond contract completion in certain circumstances, and as such a determination of maximum

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

potential amounts outstanding requires the use of certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of Quanta’s bonded operating activity. As of June 30, 2015, the total amount of outstanding performance bonds was estimated to be approximately $2.7 billion. Quanta’s estimated maximum exposure as it relates to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of its commitments under the performance bonds generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $744 million as of June 30, 2015.

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

The ultimate liability associated with the complete withdrawal of Quanta’s subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. Based on the previous estimates of liability associated with a complete withdrawal from the Central States Plan, and allowing for the exclusion of amounts believed by management to have been improperly included in such estimate, Quanta will seek to challenge and further negotiate the amount owed in connection with this matter. However, Quanta recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within the range communicated to Quanta by the Central States Plan. Quanta believes that the range of reasonable possible loss associated with the Central States Plan is up to $55.4 million. Given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the liability Quanta has recognized through June 30, 2015.

On October 9, 2013, Quanta acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of acquisition. The Central States Plan issued a Notice and Demand dated March 13, 2013 to the acquired company for a withdrawal liability in the total amount of $6.9 million payable in installments. Based on legal arguments, the acquired company took the position that the amount of withdrawal liability payable to the Central States Plan as a result of its complete withdrawal was $4.8 million, of which approximately $2.6 million remained outstanding as of June 30, 2015. The acquired company and Quanta have taken steps to challenge the amount of the assessment by the Central States Plan; however, payments in accordance with the terms of the Central States Plan’s demand letter are required to be made while the dispute is ongoing. Approximately $2.1 million of the purchase price was deposited into an escrow account on October 9, 2013 to fund any withdrawal obligation in excess of the $4.8 million initially demanded. Accordingly, the acquired company’s withdrawal from the Central States Plan is not expected to have a material impact on Quanta’s financial condition, results of operations or cash flows.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Indemnities

Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Additionally, in connection with certain acquisitions and dispositions, Quanta has indemnified various parties against specified liabilities that those parties might incur in the future. The indemnities under acquisition or disposition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of June 30, 2015, except as otherwise set forth above in Legal Proceedings, Quanta does not believe any material liabilities for claims exist against it in connection with any of these indemnity obligations.

In the normal course of Quanta’s acquisition transactions, Quanta obtains rights to indemnification from the sellers or former owners of acquired companies for certain risks, liabilities and obligations arising from their prior operations, such as performance, operational, safety, workforce or tax issues, some of which Quanta may not have discovered during due diligence. However, the indemnities may not cover all of Quanta’s exposure for such pre-acquisition matters, as the indemnities under acquisition agreements are usually contingent upon Quanta incurring liabilities that reach specified thresholds, and the indemnitors may be unwilling or unable to pay the amounts owed to Quanta. Quanta is currently in the process of identifying certain pre-acquisition obligations associated with non-U.S. payroll taxes that may be due from a business acquired by Quanta in 2013. As of June 30, 2015, Quanta has recorded $11.4 million as its best estimate of the pre-acquisition tax obligations and a corresponding indemnification asset, as management expects to recover from the indemnity counterparties any amounts that Quanta may be required to pay in connection with any such obligations.

12.	SEGMENT INFORMATION:

Quanta presents its operations under two reportable segments: (1) Electric Power Infrastructure Services and (2) Oil and Gas Infrastructure Services. This structure is generally based on the broad end-user markets for Quanta’s services. See Note 1 for additional information regarding Quanta’s reportable segments.

Quanta’s segment results are derived from the types of services provided across its operating units in each of the end user markets described above. Quanta’s entrepreneurial business model allows each of its operating units to serve the same or similar customers and to provide a range of services across end user markets. Quanta’s operating units are organized into one of two internal divisions, namely, the Electric Power Division and the Oil and Gas Infrastructure Division. These internal divisions are closely aligned with the reportable segments described above based on their operating units’ predominant type of work.

Reportable segment information, including revenues and operating income by type of work, is gathered from each operating unit for the purpose of evaluating segment performance in support of Quanta’s market strategies. These classifications of Quanta’s operating unit revenues by type of work for segment reporting purposes can at times require judgment on the part of management. Quanta’s operating units may perform joint infrastructure service projects for customers in multiple industries, deliver multiple types of network services under a single customer contract or provide service across industries, for example, joint trenching projects to install distribution lines for electric power and natural gas customers. In addition, Quanta’s integrated operations and common administrative support at each of its operating units require that certain allocations of shared and indirect costs, such as facility costs and indirect operating expenses, including depreciation and general and administrative costs, be made to determine operating segment profitability. Corporate costs, such as payroll and benefits, employee travel expenses, facility costs, professional fees, acquisition costs and amortization related to certain intangible assets are not allocated.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Electric Power Infrastructure	$1,222,324	$1,252,842	$2,462,616	$2,542,433
Oil and Gas Infrastructure	650,016	585,367	1,271,110	1,031,224

Consolidated	$1,872,340	$1,838,209	$3,733,726	$3,573,657

Operating income (loss):
Electric Power Infrastructure	$88,027	$112,836	$197,019	$257,324
Oil and Gas Infrastructure	35,981	55,583	60,128	34,411
Corporate and non-allocated costs	(55,157)	(47,622)	(104,146)	(91,606)

Consolidated	$68,851	$120,797	$153,001	$200,129

Depreciation:
Electric Power Infrastructure	$22,072	$18,627	$42,989	$36,490
Oil and Gas Infrastructure	16,783	13,465	33,252	26,680
Corporate and non-allocated costs	2,175	1,815	4,187	3,584

Consolidated	$41,030	$33,907	$80,428	$66,754

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

Foreign Operations

During the three months ended June 30, 2015 and 2014, Quanta derived $359.2 million and $392.2 million of its revenues from foreign operations. During the six months ended June 30, 2015 and 2014, Quanta derived $892.7 million and $848.4 million of its revenues from foreign operations. Of Quanta’s foreign revenues, approximately 84% and 75% was earned in Canada during the three months ended June 30, 2015 and 2014 and approximately 86% and 80% was earned in Canada in the six months ended June 30, 2015 and 2014. In addition, Quanta held property and equipment of $357.5 million and $372.9 million in foreign countries, primarily Canada, as of June 30, 2015 and December 31, 2014.

13.	SUBSEQUENT EVENTS:

Acquisitions

During the third quarter of 2015, Quanta has completed three acquisitions. The companies acquired include a foundation services company located in the United States, an electrical contractor company located in the United States, and an electrical engineering company located in Australia, all of which are included in Quanta’s

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Electric Power Infrastructure Services segment. The aggregate consideration paid or payable for these acquisitions included approximately $28.8 million in cash, subject to net working capital and other adjustments, and shares of Quanta common stock valued at approximately $7.7 million. As these transactions were effective during the third quarter of 2015, the results will be included in Quanta’s consolidated financial statements beginning on the dates of acquisition. These acquisitions should enable Quanta to further enhance its electric power infrastructure service offerings in the United States and Australia.

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

We report our results under two reportable segments: (1) Electric Power Infrastructure Services and (2) Oil and Gas Infrastructure Services. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the six months ended June 30, 2015 were approximately $3.73 billion, of which 66.0% was attributable to the Electric Power Infrastructure Services segment and 34.0% to the Oil and Gas Infrastructure Services segment. We previously presented our fiber optic licensing operations and various telecommunications infrastructure services, which we provided on a limited and ancillary basis to our electric power customers, in the Fiber Optic Licensing and Other segment. As a result of the sale of our fiber optic licensing operations, for all periods presented in the accompanying unaudited condensed consolidated financial statements, we have presented our fiber optic licensing operations as discontinued operations and our ancillary telecommunications infrastructure services as part of our Electric Power Infrastructure Services segment.

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

For internal management purposes, following the disposition of our fiber optic licensing operations, we are organized into two internal divisions, namely, the Electric Power Division and the Oil and Gas Infrastructure

Division. These internal divisions are closely aligned with the reportable segments described above based on the predominant type of work provided by the operating units within each division.

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

The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including the repair of infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and our proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains renewable energy generation facilities, consisting of solar, wind and certain types of natural gas generation facilities, and related switchyards and transmission infrastructure. To a lesser extent, this segment provides services such as the construction of electric power generation facilities, the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of cable and control systems for light rail lines and limited ancillary telecommunication infrastructure services.

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

Recent Investments, Acquisitions and Divestitures

Disposition - Fiber Optic Licensing Operations

On April 29, 2015, we entered into a stock purchase agreement with Crown Castle International Corp. (Crown Castle), and CC SCN Fiber LLC, a subsidiary of Crown Castle, pursuant to which we agreed to sell all of the issued and outstanding equity interests in Quanta Fiber Networks, Inc., our wholly owned subsidiary that owned our fiber optic licensing operations. The purchase agreement contains customary representations and warranties, covenants and indemnities. On August 4, 2015, we completed the sale for a purchase price of approximately $1 billion in cash, resulting in after-tax net proceeds of approximately $830 million. In the third quarter of 2015, Quanta expects to recognize an estimated net of tax gain of approximately $175 million.

As of June 30, 2015, we determined that our fiber optic licensing operations met the requirements to be classified as held for sale and presented as discontinued operations. Accordingly, we have presented the results of operations, financial position, cash flows and disclosures of the fiber optic licensing operations as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements.

Acquisitions

During the first six months of 2015, we acquired six companies. Four of these acquired companies are generally included in our Electric Power Infrastructure Services segment, including a powerline construction company located in the United States, an engineering company located in Canada, an engineering, procurement and construction services company based in the United States, and a supplier and material procurement specialist for the power and utility industry in Canada. The remaining two acquired companies are generally included in our Oil and Gas Infrastructure Services segment, including an underground utility distribution contractor that provides services to gas and electric utilities in Canada and a company that specializes in the engineering, procurement, construction, and commissioning of compression and surface facilities for the high pressure gas industry in Australia. The aggregate consideration paid for these acquisitions was approximately $64.7 million paid or payable in cash, subject to net working capital adjustments, and $1.0 million in contingent consideration. As these transactions were effective during the first half of 2015, the results have been included in our consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable us to further enhance our electric power and oil and gas infrastructure service offerings in the United States, Canada and Australia.

During 2014, we completed nine acquisitions, which enabled us to further enhance our electric power and oil and gas infrastructure service offerings in the United States and Canada and expand our capabilities in Australia to include electric power infrastructure service offerings. These acquisitions included four electric power infrastructure services companies located in Canada; two oil and gas infrastructure services businesses located in Canada; an electric power infrastructure services company located in Australia; a U.S.-based general engineering and construction company specializing in hydrant fueling, waterfront and utility construction for the U.S. Department of Defense that is generally included in our Oil and Gas Infrastructure Services segment; and a geotechnical and geological engineering services company based in the United States that is generally included in our Electric Power Infrastructure Services segment. The aggregate consideration paid for these acquisitions consisted of approximately $279.5 million in cash, 686,382 shares of Quanta common stock and 3,825,971 exchangeable shares of Canadian subsidiaries of Quanta that are exchangeable on a one-for-one basis for Quanta common stock. The exchangeable shares provide holders with rights equivalent to Quanta common stockholders with respect to dividends and other economic rights. In addition, we issued one share of Series G preferred stock associated with 899,858 of the exchangeable shares, which generally votes on the same matters as Quanta common stock and is entitled to a number of votes equal to the number of such exchangeable shares outstanding at that time. Exchangeable shares not associated with preferred stock do not have voting rights. The aggregate value of the securities issued related to 2014 acquisitions on the respective closing or settlement dates of the acquisitions totaled approximately $134.5 million. As these transactions were effective during 2014, the results of each acquired company have been included in our consolidated financial statements beginning on the respective dates of acquisition.

Backlog

Backlog is not a term recognized under United States generally accepted accounting principles (US GAAP); however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by other companies.

Our backlog represents the amount of consolidated revenue that we expect to realize from future work under construction contracts, long-term maintenance contracts and master service agreements (MSAs). These estimates include revenues from the remaining portion of firm orders not yet completed and on which work has not yet begun, as well as revenues from change orders, renewal options, and funded and unfunded portions of government contracts to the extent that they are reasonably expected to occur. For purposes of calculating backlog, we include 100% of estimated revenues attributable to consolidated joint ventures and variable interest entities (VIEs). The following table presents our total backlog by reportable segment as of June 30, 2015 and December 31, 2014, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of June 30, 2015		Backlog as of December 31, 2014
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services	$3,217,142	$6,280,244	$3,395,094	$6,715,593
Oil and Gas Infrastructure Services	1,705,738	2,870,652	1,824,610	2,520,635

Total	$4,922,880	$9,150,896	$5,219,704	$9,236,228

Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues, regulatory requirements and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and while we did not experience any material cancellations during the current periods, most of our contracts may be terminated, typically upon 30 to 90 days notice, even if we are not in default under the contract. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends inherent in current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. In addition, many of our MSAs are subject to renewal options. As of June 30, 2015 and December 31, 2014, MSAs accounted for approximately 44% and 39% of our estimated 12 month backlog and approximately 52% and 47% of total backlog. There can be no assurance as to our customers’ actual requirements or that our estimates are accurate.

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

Results of Operations

As previously discussed, we have acquired certain businesses, the results of which have been included in the following results of operations beginning on their respective acquisition dates. Additionally, the results of operations for our fiber optic licensing operations, which were disposed of on August 4, 2015, have been reclassified from continuing operations to income from discontinued operations for all periods presented. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three and six month periods indicated (dollars in thousands):

Consolidated Results

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Revenues	$1,872,340	100.0%	$1,838,209	100.0%	$3,733,726	100.0%	$3,573,657	100.0%
Cost of services (including depreciation)	1,644,835	87.8	1,574,000	85.6	3,268,315	87.5	3,053,394	85.4

Gross profit	227,505	12.2	264,209	14.4	465,411	12.5	520,263	14.6
Selling, general and administrative expenses	149,923	8.0	135,210	7.4	295,386	7.9	304,099	8.5
Amortization of intangible assets	8,731	0.5	8,202	0.4	17,024	0.5	16,035	0.5

Operating income	68,851	3.7	120,797	6.6	153,001	4.1	200,129	5.6
Interest expense	(1,675)	(0.1)	(1,128)	(0.1)	(3,075)	(0.1)	(2,110)	(0.1)
Interest income	319	—	599	—	772	—	2,141	0.1
Equity in earnings (losses) of unconsolidated affiliates	(314)	—	(332)	—	(314)	—	(332)	—
Other income (expense), net	(134)	—	(901)	—	(346)	—	(257)	—

Income from continuing operations before income taxes	67,047	3.6	119,035	6.5	150,038	4.0	199,571	5.6
Provision for income taxes	31,584	1.7	41,220	2.3	62,185	1.6	70,074	2.0

Net income from continuing operations	35,463	1.9	77,815	4.2	87,853	2.4	129,497	3.6
Net income from discontinued operations	14,102	0.7	7,629	0.4	19,897	0.5	14,595	0.4

Net income	49,565	2.6	85,444	4.6	107,750	2.9	144,092	4.0
Less: Net income attributable to non-controlling interests	3,456	0.1	4,362	0.2	8,157	0.2	8,602	0.2

Net income attributable to common stock	$46,109	2.5%	$81,082	4.4%	$99,593	2.7%	$135,490	3.8%

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Revenues. Revenues increased $34.1 million, or 1.9%, to $1.87 billion for the three months ended June 30, 2015. This increase is primarily attributable to an increase in Oil and Gas Infrastructure Services revenues of $64.6 million, or 11.0%, which was partially offset by a decrease in revenues from Electric Power Infrastructure Services revenues of $30.5 million, or 2.4%. Revenues in the three months ended June 30, 2015 were favorably impacted by approximately $70 million in revenues generated by companies acquired since the end of the second quarter of 2014, as well as increased capital spending by our customers. Revenues reported by our international operations were negatively impacted by approximately $46 million due to changes in foreign currency translation rates as the U.S. dollar strengthened against the Canadian and Australian dollars. Additionally, adverse weather during the three months ended June 30, 2015 across a number of our operating areas negatively impacted revenues.

Gross profit. Gross profit decreased $36.7 million, or 13.9%, to $227.5 million for the three months ended June 30, 2015. Gross profit as a percentage of revenues decreased to 12.2% for the three months ended June 30, 2015 from 14.4% for the three months ended June 30, 2014. These decreases were primarily due to the negative impact of approximately $32 million in aggregate losses recorded during the current quarter on three projects due to increased costs associated with performance and site related factors that adversely impacted production. The projects include a power plant project in Alaska expected to be complete in mid-2016, an electric transmission project in Canada expected to be complete in the third quarter of 2015, and a directional drilling project in Canada expected to be complete by year-end.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $14.7 million, or 10.9%, to $149.9 million for the three months ended June 30, 2015. This increase was primarily attributable to $7.4 million in incremental general and administrative costs associated with companies acquired since the second quarter of 2014, $7.3 million in higher salaries and benefits costs from annual compensation increases and increased personnel, and $1.3 million in higher costs associated with ongoing technology and business development initiatives. Selling, general and administrative expenses as a percentage of revenues increased to 8.0% for the three months ended June 30, 2015 from 7.4% for the three months ended June 30, 2014. This increase was primarily due to reduced revenues associated with the negative impact of foreign currency exchange rates and its impact on the absorption of consolidated overhead costs, coupled with the higher salary and benefits costs previously discussed.

Amortization of intangible assets. Amortization of intangible assets increased $0.5 million to $8.7 million for the three months ended June 30, 2015. This increase was primarily due to increased amortization of intangibles associated with companies acquired after the second quarter of 2014, partially offset by reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized.

Interest expense. Interest expense increased $0.5 million to $1.7 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 due to increased borrowing activity during the current quarter.

Interest income. Interest income was $0.3 million and $0.6 million for the three months ended June 30, 2015 and 2014. The decrease was primarily due to lower average cash balances during the three months ended June 30, 2015.

Provision for income taxes. The provision for income taxes was $31.6 million for the three months ended June 30, 2015, with an effective tax rate of 47.1%. The provision for income taxes was $41.2 million for the three months ended June 30, 2014, with an effective tax rate of 34.6%. The higher effective tax rate for the three months ended June 30, 2015 was primarily due to a lower proportion of income before taxes earned from international jurisdictions, which are generally taxed at lower statutory rates, and a $5.0 million negative impact of an increase in the Alberta provincial statutory income tax rate effective June 1, 2015, which required a remeasurement of certain cumulative deferred tax assets and liabilities.

Other comprehensive income. Other comprehensive income, net of taxes was a gain of $14.9 million in the three months ended June 30, 2015 compared to $31.3 million in the three months ended June 30, 2014. These gains were primarily due to favorable foreign currency translation adjustments related to the weakening of the U.S. dollar against the Canadian and Australian dollars at June 30, 2015 and 2014 compared to March 31, 2015 and 2014.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Revenues. Revenues increased $160.1 million, or 4.5%, to $3.73 billion for the six months ended June 30, 2015. This increase is primarily attributable to an increase in Oil and Gas Infrastructure Services revenues of $239.9 million, or 23.3%, which was partially offset by a decrease in revenues from Electric Power Infrastructure Services revenues of $79.8 million, or 3.1%. Revenues in the six months ended June 30, 2015 were favorably impacted by approximately $220 million in revenues generated by companies acquired since the end of the second quarter of 2014, as well as increased capital spending by our customers. Revenues reported by our international operations were negatively impacted by approximately $111 million due to changes in foreign currency translation rates as the U.S. dollar strengthened against the Canadian and Australian dollars.

Gross profit. Gross profit decreased $54.9 million, or 10.5%, to $465.4 million for the six months ended June 30, 2015. Gross profit as a percentage of revenues decreased to 12.5% for the six months ended June 30, 2015 from 14.6% for the six months ended June 30, 2014. These decreases were primarily due to the negative impact of approximately $48 million in aggregate losses recorded during the current year on three projects due to increased costs associated with performance and site related factors that adversely impacted production. The projects include a power plant project in Alaska expected to be complete in mid-2016, an electric transmission project in Canada expected to be complete in the third quarter of 2015, and a directional drilling project in Canada expected to be complete by year-end. Also contributing to the decreases was the negative impact on various projects of heavy snowfall in eastern Canada and northern areas of the U.S. and an early thaw in western Canada during the first three months of 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $8.7 million, or 2.9%, to $295.4 million for the six months ended June 30, 2015. The decrease was primarily attributable to an aggregate $38.8 million expense recorded in the six months ended June 30, 2014 associated with an adverse arbitration decision regarding a contract dispute with the National Gas Company of Trinidad and Tobago (NGC) on a 2010 directional drilling project, partially offset by $15.9 million in incremental general and administrative costs associated with companies acquired since the second quarter of 2014, $10.2 million in higher salaries and benefits from annual compensation increases and increased personnel, and $3.6 million in higher costs associated with ongoing technology and business development initiatives. Selling, general and administrative expenses as a percentage of revenues decreased to 7.9% for the six months ended June 30, 2015 from 8.5% for the six months ended June 30, 2014, due primarily to the impact of the $38.8 million arbitration expense recorded in the first half of 2014.

Amortization of intangible assets. Amortization of intangible assets increased $1.0 million to $17.0 million for the six months ended June 30, 2015. This increase was primarily due to increased amortization of intangibles associated with companies acquired after the second quarter of 2014, partially offset by reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized.

Interest expense. Interest expense increased $1.0 million to $3.1 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due to increased borrowing activity.

Interest income. Interest income was $0.8 million and $2.1 million for the six months ended June 30, 2015 and 2014. The decrease was primarily due to lower average cash balances during the six months ended June 30, 2015.

Provision for income taxes. The provision for income taxes was $62.2 million for the six months ended June 30, 2015, with an effective tax rate of 41.4%. The provision for income taxes was $70.1 million for the six months ended June 30, 2014, with an effective tax rate of 35.1%. The higher effective tax rate for the six months ended June 30, 2015 was primarily due to a lower proportion of income before taxes earned from international jurisdictions, which are generally taxed at lower statutory rates, and a $5.0 million negative impact of an increase in the Alberta provincial statutory income tax rate effective as of June 1, 2015, which required a remeasurement of certain cumulative deferred tax assets and liabilities.

Other comprehensive income (loss). Other comprehensive income (loss), net of taxes was a loss of $74.0 million in the six months ended June 30, 2015 compared to a gain of $13.4 million in the six months ended June 30, 2014. This decrease was primarily due to unfavorable foreign currency translation adjustments related to the strengthening of the U.S. dollar against the Canadian and Australian dollars at June 30, 2015 as compared to December 31, 2014 versus favorable foreign currency translation adjustments related to the weakening of the U.S. dollar against the Canadian and Australian dollars at June 30, 2014 as compared to December 31, 2013.

Segment Results

The following table sets forth segment revenues and segment operating income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Revenues:
Electric Power Infrastructure	$1,222,324	65.3%	$1,252,842	68.2%	$2,462,616	66.0%	$2,542,433	71.1%
Oil and Gas Infrastructure	650,016	34.7	585,367	31.8	1,271,110	34.0	1,031,224	28.9

Consolidated revenues from external customers	$1,872,340	100.0%	$1,838,209	100.0%	$3,733,726	100.0%	$3,573,657	100.0%

Operating income (loss):
Electric Power Infrastructure	$88,027	7.2%	$112,836	9.0%	$197,019	8.0%	$257,324	10.1%
Oil and Gas Infrastructure	35,981	5.5	55,583	9.5	60,128	4.7	34,411	3.3
Corporate and non-allocated costs	(55,157)	N/A	(47,622)	N/A	(104,146)	N/A	(91,606)	N/A

Consolidated operating income	$68,851	3.7%	$120,797	6.6%	$153,001	4.1%	$200,129	5.6%

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Electric Power Infrastructure Services Segment Results

Revenues for this segment decreased $30.5 million, or 2.4%, to $1.22 billion for the three months ended June 30, 2015. Revenues from our international operations were negatively impacted by approximately $29 million as a result of changes in foreign currency translation rates in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily attributable to the strengthening of the U.S. dollar against the Canadian dollar. In addition, due to normal fluctuations in project timing, certain larger projects that were ongoing in the three months ended June 30, 2014 were at or near completion in the three months ended June 30, 2015. Partially offsetting these decreases was the contribution of approximately $20 million in revenues by companies acquired since the second quarter of 2014 and $6.5 million in higher emergency restoration services revenues.

Operating income decreased $24.8 million, or 22.0%, to $88.0 million for the three months ended June 30, 2015. Operating income as a percentage of segment revenues decreased to 7.2% for the three months ended June 30, 2015 from 9.0% for the three months ended June 30, 2014. These decreases were primarily due to the negative impact of approximately $25 million in losses recorded during the current quarter on two projects due to increased costs associated with performance and site related factors that adversely impacted production. The projects include a power plant project in Alaska expected to be complete in mid-2016 and an electric transmission project in Canada expected to be complete in the third quarter of 2015.

Oil and Gas Infrastructure Services Segment Results

Revenues for this segment increased $64.6 million, or 11.0%, to $650.0 million for the three months ended June 30, 2015. Revenues in the three months ended June 30, 2015 were favorably impacted by approximately $50 million in revenues generated by companies acquired since the end of the second quarter of 2014, as well as increased revenues from the ramping up of previously awarded mainline pipe projects, partially offset by reduced demand for services due to lower oil prices and their impact on customer spending. In addition, partially offsetting these increases was the negative impact of changes in foreign currency translation rates, which reduced revenues reported by our international operations by approximately $17 million in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily as a result of the strengthening of the U.S. dollar against the Canadian dollar and Australian dollar.

Operating income decreased $19.6 million, or 35.3%, to $36.0 million for the three months ended June 30, 2015 from $55.6 million for the three months ended June 30, 2014. Operating income as a percentage of segment revenues decreased to 5.5% for the three months ended June 30, 2015, from 9.5% for the three months ended June 30, 2014. These decreases were primarily due to performance related project losses of approximately $7 million on a directional drilling project in Canada expected to be complete by year-end. In addition, profitability on certain other projects was negatively impacted by higher costs resulting from heavy rainfall during the current period. Also contributing to the decrease in operating income as a percentage of revenues was lower demand for services associated with certain operations as a result of lower oil prices which negatively impacted this segment’s ability to cover fixed costs.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended June 30, 2015 increased $7.5 million to $55.2 million as compared to the quarter ended June 30, 2014. This increase was primarily due to $3.7 million in higher salaries and benefits associated with cost of living increases and increased personnel to support strategic initiatives, $1.4 million in higher costs associated with ongoing technology and business development initiatives, and $1.3 million in higher consulting and professional fees.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Electric Power Infrastructure Services Segment Results

Revenues for this segment decreased $79.8 million, or 3.1%, to $2.46 billion for the six months ended June 30, 2015. Revenues from our international operations were negatively impacted by approximately $61 million as a result of changes in foreign currency translation rates in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily attributable to the strengthening of the U.S. dollar against the Canadian dollar. In addition, due to normal fluctuations in project timing, certain larger projects that were ongoing in the six months ended June 30, 2014 were at or near completion in the six months ended June 30, 2015. Also contributing to the decrease was $11.2 million in lower emergency restoration services. Partially offsetting these decreases was the contribution of approximately $40 million in revenues by companies acquired since the second quarter of 2014.

Operating income decreased $60.3 million, or 23.4%, to $197.0 million for the six months ended June 30, 2015. Operating income as a percentage of segment revenues decreased to 8.0% for the six months ended June 30, 2015 from 10.1% for the six months ended June 30, 2014. These decreases were primarily due to the negative impact of approximately $47 million in aggregate losses recorded during the current period on two projects due to increased costs associated with performance and site related factors that adversely impacted production. The projects include a power plant project in Alaska expected to be complete in mid-2016 and an electric transmission project in Canada expected to be complete in the third quarter of 2015. In addition, the decreases were due to the negative impact on production for various projects due to heavy snowfall in eastern Canada and northern areas of the U.S. and an early thaw in western Canada during the first three months of 2015. Additionally, lower emergency restoration services revenues impacted margins since such services typically yield higher margins.

Oil and Gas Infrastructure Services Segment Results

Revenues for this segment increased $239.9 million, or 23.3%, to $1.27 billion for the six months ended June 30, 2015. Revenues in the six months ended June 30, 2015 were favorably impacted by approximately $180 million in revenues generated by companies acquired since the end of the second quarter of 2014, as well as increased revenues from the ramping up of previously awarded mainline pipe projects, partially offset by reduced demand for services due to lower oil prices and their impact on customer spending. These increases were partially offset by the negative impact of changes in foreign currency translation rates, which reduced revenues reported by our international operations by approximately $50 million and were primarily attributable to the strengthening of the U.S. dollar against the Canadian dollar and Australian dollar.

Operating income increased $25.7 million, or 74.7%, to $60.1 million for the six months ended June 30, 2015 from $34.4 million for the six months ended June 30, 2014. Operating income as a percentage of segment revenues increased to 4.7% for the six months ended June 30, 2015 from 3.3% for the six months ended June 30, 2014. These increases were primarily due to the six months ended June 30, 2014 being adversely impacted by an aggregate $38.8 million expense associated with an adverse arbitration decision regarding a contract dispute on a 2010 directional drilling project, as well as an increase in the estimated withdrawal liability associated with the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan) based on certain withdrawal scenarios that increased the estimated range of possible liability. Operating income during the six months ended June 30, 2015 was also positively impacted by contributions from the increased revenues described above, partially offset by project losses of approximately $7 million impacting production on a directional drilling project in Canada expected to be complete by year-end.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the six months ended June 30, 2015 increased $12.5 million to $104.1 million as compared to the six months ended June 30, 2014. This increase was primarily due to $7.5 million in higher salaries and benefits associated with cost of living increases and increased personnel, $3.1 million in higher costs associated with ongoing technology and business development initiatives, and $2.5 million in higher consulting and professional fees. These increases were partially offset by $2.2 million in lower acquisition and integration costs.

Liquidity and Capital Resources

Cash Requirements

Our cash and cash equivalents totaled $65.4 million as of June 30, 2015 and $190.5 million as of December 31, 2014. As of June 30, 2015 and December 31, 2014, cash and cash equivalents held in domestic bank accounts were approximately $29.1 million and $127.2 million, and cash and cash equivalents held in foreign bank accounts were approximately $36.3 million and $63.3 million, held primarily in Canada and Australia. As of June 30, 2015 and December 31, 2014, cash and cash equivalents held by our investments in joint ventures, which are either consolidated or proportionately consolidated, were approximately $13.6 million and $19.1 million. Cash and cash equivalents held by the joint ventures are available to support the operations of the related joint ventures, and we do not have access to that cash for our other operations. Under the terms of the partnership agreements, we generally have no right to the joint ventures’ cash other than participating in distributions and in the event of dissolution.

We were in compliance with the covenants under our credit agreement at June 30, 2015. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. Capital expenditures related to continuing operations are expected to total $225 million to $255 million for 2015, of which we have spent approximately $121.0 million through June 30, 2015.

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

On August 4, 2015, we completed the sale of our fiber optic licensing operations for a purchase price of approximately $1 billion in cash, resulting in after-tax net proceeds of approximately $830 million. We have presented the results of operations, financial position, cash flows and disclosures of the fiber optic licensing operations as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements.

Also during the third quarter of 2015, our board of directors approved a stock repurchase program authorizing us to purchase, from time to time through February 28, 2017, up to $1.25 billion of our outstanding common stock. Repurchases can be made in open market or privately negotiated transactions, including pursuant to an accelerated share repurchase arrangement, an issuer repurchase plan or otherwise, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. This program does not obligate us to acquire any specific amount of common stock and may be modified or terminated by our board of directors at any time at its sole discretion and without notice.

During the fourth quarter of 2013, our board of directors approved a stock repurchase program authorizing us to purchase, from time to time through December 31, 2016, up to $500.0 million of our outstanding common stock. These repurchases could be made in open market transactions or in privately negotiated transactions, including block purchases or otherwise, at management’s discretion, and this program did not obligate us to acquire any specific amount of common stock. During the three and six months ended June 30, 2015, we repurchased $172.3 million and $354.3 million of our common stock under this program. In the third quarter of 2015, Quanta completed this stock repurchase program, purchasing an additional 1.8 million shares for a cost of $52.2 million.

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

Sources and Uses of Cash

As of June 30, 2015, we had cash and cash equivalents of $65.4 million and working capital of $1.14 billion. We also had $324.7 million of outstanding letters of credit and bank guarantees, $223.1 million of which was denominated in U.S. dollars and $101.6 million of which was denominated in Australian or Canadian dollars, and $204.3 million of outstanding borrowings under our credit facility, $109.3 million of which was denominated in Canadian dollars and $95.0 million of which was denominated in U.S. dollars. As of June 30, 2015, our $1.325 billion senior secured revolving credit facility, which matures on October 30, 2018, had $796.0 million available for borrowings or issuing new letters of credit or bank guarantees.

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

Operating activities provided net cash of $106.1 million during the three months ended June 30, 2015 as compared to $15.9 million during the three months ended June 30, 2014. The increase in cash flows from operating activities for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily due to lower working capital requirements for projects at or near completion as compared to certain electric power transmission projects that increased production during the three months ended June 30, 2014. In addition, a $28.3 million arbitration payment was made in the three months ended June 30, 2014 as a result of an adverse arbitration decision regarding a contract dispute on a 2010 directional drilling project.

Partially offsetting these increases in cash flows from operations were less favorable operating results during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Operating activities provided net cash of $285.8 million during the six months ended June 30, 2015 as compared to $57.4 million used during the six months ended June 30, 2014. The increase in cash flows from operating activities for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was partially due to the receipt of a $65 million cash payment in settlement of an arbitration proceeding involving certain contract price adjustments, as described in Legal Proceedings—Sunrise Powerlink Arbitration in Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. Also contributing to the increase was reduced income tax payments in the six months ended June 30, 2015 as a result of the $102.5 million charge to selling, general and administrative expense in 2014 related to receivables for the Sunrise PowerLink project, as well as reduced incentive compensation payments based on our performance against incentive metrics. Operating cash flow for the six months ended June 30, 2014 was also negatively impacted by increased working capital requirements associated with the ramp up on certain electric power transmission projects, as well as weather related delays in part of North America and the timing of project close-outs that affected the achievement of certain billing milestones. In addition, operating cash flows for the six months ended June 30, 2014 were impacted by the $28.3 million arbitration payment made in the first half of 2014 mentioned above and the timing of collections of other accounts receivable.

Days sales outstanding (DSO) as of June 30, 2015 was 85 days as compared to 78 days at June 30, 2014. DSO is calculated by using the sum of current accounts receivable, net of allowance (which include retainage and unbilled balances), plus costs and estimated earnings in excess of billings on uncompleted contracts less billings in excess of costs and estimated earnings on uncompleted contracts, divided by average revenues per day during the quarter. DSOs were higher as of June 30, 2015 primarily due to the timing of billing milestones on certain projects that do not allow billing for partially completed units, as well as the timing of close-out and final retainage billings on certain projects that were near completion.

Investing Activities

During the three months ended June 30, 2015, investing activities used net cash of $91.8 million as compared to $62.0 million used in the three months ended June 30, 2014. Investing activities in the second quarter of 2015 included $62.5 million used for capital expenditures and $37.9 million used in connection with business acquisitions, partially offset by $7.7 million of proceeds from the sale of equipment. Investing activities in the second quarter of 2014 included $61.8 million used for capital expenditures and $3.2 million used in connection with acquisitions, partially offset by $4.1 million of proceeds from the sale of equipment.

During the six months ended June 30, 2015, we used net cash in investing activities of $184.0 million as compared to $193.8 million used in the six months ended June 30, 2014. Investing activities in the six months ended June 30, 2015 included $121.0 million used for capital expenditures and $72.7 million used in connection with business acquisitions, partially offset by $9.0 million of proceeds from the sale of equipment. Investing activities in the six months ended June 30, 2014 included $120.0 million used for capital expenditures and $79.6 million used in connection with acquisitions, partially offset by $6.5 million of proceeds from the sale of equipment.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or magnitude of the potential cash outlays for these initiatives.

Financing Activities

During the three months ended June 30, 2015, net cash used in financing activities was $83.2 million as compared to net cash used of $44.8 million in the three months ended June 30, 2014. Financing activities in the three months ended June 30, 2015 included $172.3 million of common stock repurchases under our stock repurchase program, $4.2 million of debt repayments and $2.5 million of cash payments to non-controlling interests as distributions of joint venture profits, partially offset by $96.5 million of net proceeds associated with borrowings under our credit facility. Financing activities in the second quarter of 2014 included $45.0 million of common stock repurchases under our stock repurchase program. We also had borrowings and repayments of $333.8 million under our credit facility during the three months ended June 30, 2014.

During the six months ended June 30, 2015, net cash used in financing activities was $225.4 million as compared to net cash used of $55.1 million in the six months ended June 30, 2014. Financing activities in the six months ended June 30, 2015 included $354.3 million of common stock repurchases under our stock repurchase program, $5.2 million of debt repayments and $5.0 million of cash payments to non-controlling interests as distributions of joint venture profits, partially offset by $140.1 million of net proceeds associated with borrowings under our credit facility. Financing activities in the six months ended June 30, 2014 included $45.0 million of common stock repurchases under our stock repurchase program and $10.7 million of debt repayments, primarily related to debt of acquired companies that was repaid shortly after the respective acquisition dates. We also had borrowings and repayments of $336.2 million under our credit facility during the six months ended June 30, 2014.

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

As of June 30, 2015, we had approximately $324.7 million of outstanding letters of credit and bank guarantees, $223.1 million of which was denominated in U.S. dollars and $101.6 million of which was denominated in Australian and Canadian dollars, and $204.3 million of outstanding borrowings under the credit facility, $109.3 million of which was denominated in Canadian dollars and $95.0 million of which was denominated in U.S. dollars. The remaining $796.0 million was available for borrowings or issuing new letters of credit or bank guarantees.

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement). The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on our assets. The credit agreement allows cash payments for dividends and stock repurchases subject to compliance with the following requirements (after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of June 30, 2015, we were in compliance with all of the covenants in the credit agreement.

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

Off-Balance Sheet Transactions

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, commitments to purchase equipment, surety guarantees, certain multi-employer pension plan liabilities and obligations relating to our investments and joint venture arrangements. Certain joint venture structures involve risks not directly reflected in our balance sheets. For certain joint ventures, we have guaranteed all of the obligations of the joint venture under a contract with the customer. Additionally, other joint venture arrangements qualify as a general partnership, for which we are jointly and severally liable for all of the obligations of the joint venture. In our joint venture arrangements, typically each joint venturer indemnifies the other party for any liabilities incurred in excess of the liabilities such other party is obligated to bear under the respective joint venture agreement. Other than as discussed in this report, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities, and we have no material guarantees of the work or obligations of third parties.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of June 30, 2015, the maximum guaranteed residual value was approximately $469.4 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of June 30, 2015, we had $324.7 million in outstanding letters of credit and bank guarantees to secure our casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2015 and 2016. Upon maturity, it is expected that the majority of the letters of credit related to the casualty insurance program will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of the lenders that are party to our credit agreement, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. Subject to certain conditions and consistent with terms of our credit agreement, these security interests will be automatically released if we maintain a corporate credit rating that is BBB- (stable) or higher by Standard & Poor’s Rating Services and a corporate family rating that is Baa3 (stable) or higher by Moody’s Investors Services. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of June 30, 2015, the total amount of outstanding performance bonds was estimated to be approximately $2.7 billion. Our estimated maximum exposure as it relates to the value of performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of our commitments under the performance bonds generally extinguishes concurrently with the expiration of our related contractual obligation. The estimated cost to complete these bonded projects was approximately $744 million as of June 30, 2015.

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

Contractual Obligations

As of June 30, 2015, our future contractual obligations were as follows (in thousands):

	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
Long-term debt (1)	$210,161	$300	$605	$5,001	$204,255	$—	$—
Operating lease obligations	232,415	44,682	60,654	47,767	34,649	18,608	26,055
Capital lease obligations (1)	6,732	1,190	1,857	1,705	1,440	540	—
Equipment purchase commitments	6,255	6,255	—	—	—	—	—
Capital commitment related to investment in unconsolidated affiliates (2)	71,751	3,515	8,534	34,345	—	25,357	—

Total	$527,314	$55,942	$71,650	$88,818	$240,344	$44,505	$26,055

(1)	Amounts are recorded in our June 30, 2015 condensed consolidated balance sheet.
(2)	A return of capital from an unconsolidated affiliate of approximately $45.3 million is anticipated in August 2017 and is not included in these amounts.

Capital Commitments

We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of June 30, 2015, production orders for approximately $6.3 million had been issued with delivery dates scheduled to occur throughout the remainder of 2015. Although we have committed to the purchase of these vehicles at the time of their delivery, we intend that these orders will be assigned to third party leasing companies and made available to us under certain of our master equipment lease agreements, which will release us from our capital commitment.

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

The ultimate liability associated with the complete withdrawal of our subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. Based on the previous estimates of liability associated with a complete withdrawal from the Central States Plan, and allowing for the exclusion of amounts we believe have been improperly included in such estimate, we will seek to challenge and further negotiate the amount owed in connection with this matter. However, we recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within the range communicated to us by the Central States Plan. We believe that the range of reasonable possible loss associated with the Central States Plan is up to $55.4 million. Given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the liability we have recognized through June 30, 2015.

On October 9, 2013, we acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of our acquisition. The Central States Plan issued a Notice and Demand dated March 13, 2013 to the acquired company for a withdrawal liability in the total amount of $6.9 million payable in installments. Based on legal arguments, the acquired company took the position that the amount of withdrawal liability payable to the Central States Plan as a result of its complete withdrawal was $4.8 million, of which approximately $2.6 million remained outstanding as of June 30, 2015. The acquired company and Quanta have taken steps to challenge the amount of the assessment by the Central States Plan; however, payments in accordance with the terms of the Central States Plan’s demand letter are required to be made while the dispute process is ongoing. Approximately $2.1 million of the purchase price was deposited into an escrow account on

October 9, 2013 to fund any withdrawal obligation in excess of the $4.8 million initially demanded. Accordingly, the acquired company’s withdrawal from the Central States Plan is not expected to have a material impact on our results of operations, financial condition or cash flows.

For a more complete description of our obligations with respect to multi-employer pension plans, see Collective Bargaining Agreements in Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.

Letters of Credit Fees and Commitment Fees

Also excluded from the Contractual Obligations table is interest associated with letters of credit fees and commitment fees under our credit facility because the outstanding letters of credit, availability and applicable interest rates and fees are variable. For additional information regarding the interest rates associated with borrowings under our credit facility, see Note 8 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.

Joint Venture Capital Commitments

We have also excluded from the Contractual Obligations table additional capital commitments associated with investments in unconsolidated affiliates related to planned midstream infrastructure projects of approximately $8.5 million because we are unable to determine the exact timing of these capital commitments but anticipate them to be paid by June 1, 2017. As specific amounts of capital commitments and their timing are determined, we will reflect such amounts in the Contractual Obligations table.

Self-Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Under these programs, the deductibles for general liability and auto liability were $10.0 million per occurrence, the deductible for worker’s compensation was $5.0 million per occurrence, and the deductible for employer’s liability was $1.0 million per occurrence for the 2015-2016 and 2014-2015 policy years. We are generally self-insured for all claims that do not exceed the amount of the applicable deductible. In connection with our casualty insurance programs, we are required to issue letters of credit to secure our self-insured obligations. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of June 30, 2015 and December 31, 2014, the gross amount accrued for insurance claims totaled $177.0 million and $170.2 million with $144.1 million and $130.8 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of June 30, 2015 and December 31, 2014 were $10.1 million and $9.1 million of which $0.5 million and $0.8 million were included in prepaid expenses and other current assets and $9.6 million and $8.3 million were included in other assets, net.

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

No customers represented 10% or more of our revenues for the three and six months ended June 30, 2015 and 2014, and no customers represented 10% or more of our consolidated net position as of June 30, 2015 or December 31, 2014.

Legal Proceedings

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Legal Proceedings and Collective Bargaining Agreements in Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report for additional information regarding litigation, claims and other legal proceedings, including our partial withdrawal liability under the Central States Plan.

Related Party Transactions

In the normal course of business, we enter into transactions from time to time with related parties. These transactions typically take the form of facility leases with prior owners of certain acquired companies.

New Accounting Pronouncements

Adoption of New Accounting Pronouncements.

In April 2014, the FASB issued an update that changes the requirement for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the entity or group of components of an entity meets the criteria to be classified as held for sale or when it is disposed of by sale or other than by sale. The update also requires additional disclosures about discontinued operations, a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, and an entity’s significant continuing involvement with a discontinued operation. We adopted this guidance effective January 1, 2015 and have incorporated the new requirements into our presentation of the disposition of our fiber optic licensing operations as discontinued operations as of June 30, 2015.

Accounting Standards Not Yet Adopted.

In May 2014, the FASB issued an update that supersedes most current revenue recognition guidance as well as some cost recognition guidance. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. On July 9, 2015, the FASB affirmed its proposal to defer the effective date until fiscal years beginning on or after December 15, 2017. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements and are planning to adopt this guidance effective January 1, 2018.

In August 2014, the FASB issued guidance to address the diversity in practice in determining when there is substantial doubt about an entity’s ability to continue as a going concern and when and how an entity must disclose certain relevant conditions and events. This update requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued). If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions or events. The guidance is effective for annual and interim periods ending after December 15, 2016. This guidance will impact the disclosure and presentation of any substantial doubt about our ability to continue as a going concern, if such substantial doubt were to exist. We will adopt this guidance effective January 1, 2017.

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

Outlook

We believe there are growth opportunities across all the industries we serve. However, we and our customers continue to operate in a somewhat uncertain business environment, with gradual improvement in the economy yet continuing uncertainty in the marketplace. Our customers are also facing stringent regulatory and environmental requirements as they develop projects to enhance and expand their infrastructure. More recently, the decline in oil prices has adversely impacted certain of our end markets, and we could continue to experience softness in the market should prices remain at lower levels for an extended period of time. In addition, regulatory delays have impacted our business, particularly for large electric transmission and mainline pipe projects. These economic, regulatory and other factors have negatively affected our results in the past and may continue to create some uncertainty as to the timing of anticipated customer spending. We believe that our financial and operational strengths will enable us to manage these challenges and uncertainties, and we remain optimistic about our near-term and long-term opportunities.

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

We believe that utilities remain committed to the expansion and strengthening of their transmission infrastructure with planning, engineering and funding for many of their projects in place. The regulatory and environmental permitting processes remain a hurdle for some proposed transmission and renewable energy projects, and these factors continue to create uncertainty as to timing of this spending. In the near-term, our electric power infrastructure services operations and outlook for 2015 have been impacted by regulatory delays, particularly for large transmission projects. However, we expect many of these projects to move forward over a multi-year period. The timing and scope of projects can also be affected by other factors such as siting, right-of-way and unfavorable economic and market conditions. We anticipate many of these issues to be overcome and spending on transmission projects to be active over the next few years. We currently have a number of these projects underway, and we expect this segment’s backlog to remain strong for the remainder of 2015.

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

The oil and gas industry is cyclical and subject to volatility as a result of fluctuations in natural gas, natural gas liquids and oil prices. In the past, sustained periods of low prices for these products negatively impacted the development of these natural resources and related infrastructure. The recent decline in oil prices has adversely impacted demand for some of our services in the near term, primarily infrastructure services in Australia, Canada and the Gulf of Mexico. Those markets could continue to experience softness as long as prices remain at lower levels for an extended period of time. In addition, environmental scrutiny, stringent regulatory requirements and cumbersome permitting processes caused delays in some mainline pipe projects during the past several years. These dynamics resulted in below average mainline pipe construction opportunities for us and the industry in 2011, 2012 and 2013. However, the mainline pipe market, in our view, began to improve in the later part of 2013 and has continued to improve since then, though regulatory delays for some projects have moderated the pace of recovery.

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

A number of large mainline pipe projects from the Canadian oil sands and North American shale formations to refineries and other demand centers are in various stages of development. Many of these projects are still developing, though several mainline pipe projects have been awarded to us and other pipeline construction contractors. Given the costs and time required to bring a mainline pipe project from conception to construction, we believe many of our customers view such projects as important, strategic pieces of infrastructure. For the most part, industry participants with this view have a long term perspective regarding their needs and are less influenced by short term commodity fluctuations. However, if oil and natural gas prices remain at lower levels for a prolonged period, demand for our oil and natural gas infrastructure services could be materially impacted. While there is risk that some of these projects will not occur or could be delayed, we are encouraged by these proposed mainline pipe development plans and the progression of some mainline pipe projects being awarded to contractors, which could create an improved and favorable mainline pipe market over the next several years for us and the industry in North America. A number of the proposed oil mainline pipe projects that are under development have already secured oil production customers under contractual arrangements, making these projects economically viable despite the decline in oil prices. There are also a number of natural gas mainline projects in development, and we expect an increase in proposed natural gas mainline projects in the coming years, which could result in additional demand for our mainline services going forward.

A number of LNG export facilities are under construction and proposed for development in Australia, Canada and the United States, and pipelines and related infrastructure will be required to serve these facilities. We believe there are significant mainline pipe opportunities in Australia driven by the production of coal seam gas for LNG export.

Our customers continue to invest in the infrastructure needed to support the development of unconventional shale formations. We have established a strong presence in select unconventional shale formations to position us to successfully pursue projects associated with midstream gathering infrastructure development. Even though oil prices have declined recently, demand for pipeline services to support shale gathering infrastructure has remained active in the markets we are strategically focused on, principally the Marcellus and Utica shale formations, which are primarily driven by natural gas. However, we believe demand for infrastructure services in areas where oil is the primary product, such as certain oil driven shale formations elsewhere in the United States, Australia, the Canadian Oil Sands and the Gulf of Mexico, has been negatively impacted by low oil prices. These markets could remain challenged if oil prices remain at lower levels for an extended period of time. The majority of our midstream gathering work is performed in shale formations where natural gas is the primary product being produced, and our services in these areas have not been materially impacted. Over the medium and longer term, however, we believe oil, natural gas and natural gas liquids should achieve prices that support their continued exploitation, which will require additional infrastructure to be built to support increased North American hydrocarbon production.

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

We believe there are growth opportunities for some of our other pipeline services. The U.S. Department of Transportation has implemented regulatory legislation through the Pipeline and Hazardous Materials Safety Administration (PHMSA) relating to pipeline integrity requirements. PHMSA is in the later stages of developing and implementing additional safety and pipeline integrity regulation that is anticipated to be incremental to previous regulations. PHMSA has stated that it expects to release these new regulations by the end of 2015. We expect that these regulations will increase the demand for our pipeline integrity, rehabilitation and replacement services over the long-term. As pipeline integrity testing requirements increase in stringency and frequency, we believe more information will be gathered about the condition of the nation’s pipeline infrastructure and will result in an increase in spending by our customers on pipeline integrity initiatives. We also operate an engineering, research and development business that develops and owns pipeline inspection tools, enhancing our pipeline integrity offerings. We believe that our ability to offer a complete pipeline integrity turnkey solution to pipeline companies and gas utilities provides us an advantageous position in providing these services to our customers. We are also experiencing an increase in demand for our natural gas distribution services as a result of continuing improvement in economic conditions and lower natural gas prices.

Despite near-term challenges due to low oil and natural gas prices, we believe there are meaningful long-term opportunities for us to penetrate the offshore and inland water energy markets, primarily the Gulf of Mexico but also in select international markets, by providing various infrastructure design, installation and maintenance services. The offshore infrastructure service opportunities we see are very similar to what we perform onshore in this segment, and several of our existing onshore customers that also have offshore assets have expressed interest in our ability to provide offshore infrastructure services. Demand for offshore energy infrastructure services is similar to that on land, including the need for engineering, construction and maintenance services for new and existing offshore exploration and production platforms. In addition, the majority of the thousands of miles of marine based pipelines and related production facilities are approaching or are beyond the end of their useful lives. We see this as an opportunity to leverage our onshore pipeline integrity services and technology to the offshore market’s aging infrastructure. Further, new regulations and the more stringent enforcement of existing regulations administered by the Bureau of Safety and Environmental Enforcement should create opportunities for offshore energy infrastructure construction, repair and replacement services.

Overall, we are optimistic about this segment’s operations going forward. The recent decline in oil and natural gas prices has impacted demand for some of our infrastructure services and could continue to do so if oil and natural gas prices remain at lower levels. We believe the market will naturally correct the current oversupply situation over time, and as a result, oil prices could recover to higher levels. The timing of when that process occurs, however, is uncertain. From a medium- and longer-term perspective, we believe commodity prices will reach appropriate levels that encourage the development of North American hydrocarbons, leading to demand for our oil and gas infrastructure services. We continue to believe that mainline pipe opportunities can provide strong profitability, although these projects and the profits they generate are often subject to more cyclicality and execution risk than our other service offerings. We have also taken steps to diversify our operations in this segment through other services, such as pipeline integrity, pipeline logistics, and offshore specialty services. We believe these measures, together with the potential for mainline pipe opportunities, will position us for profitable growth in this segment over the long-term.

Fiber Optic Licensing and Other Segment

On August 4, 2015, we completed the sale of our fiber optic licensing operations for a purchase price of approximately $1 billion in cash, resulting in after-tax net proceeds of approximately $830 million. The transaction did not include the operations in this segment that provide various telecommunications infrastructure services on a limited and ancillary basis, which are included in our Electric Power Infrastructure Services segment.

Conclusion

We continue to see growth opportunities in all of the industry segments we serve, despite continuing challenges from uncertain economic conditions and restrictive regulatory requirements, including recent regulatory delays that have impacted our business and outlook for 2015, particularly for large electric transmission and mainline pipe projects. However, we expect many of these delayed projects to move forward in 2016 once regulatory approvals have been received.

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

The recent decline in oil prices creates uncertainty and has adversely impacted demand for some of our oil and gas infrastructure services. This dynamic could continue should oil prices remain at lower levels for an extended period of time. However, we believe near-term and longer-term dynamics create growth opportunities going forward for our oil and gas infrastructure services operations. We believe that our overall size and breadth of service offerings provide competitive advantages that allow us to leverage opportunities driven by the development and production of resources from North American unconventional shale formations, the Canadian oil sands and coal seam gas and unconventional shale formations in Australia. Development activity in the shale formations in which we are strategically focused remains active, and North American oil and natural gas production is expected to continue to increase, thereby driving demand for gathering system infrastructure. Further, we are seeing encouraging indications that increases in mainline pipe project activity in late 2013, 2014 and 2015 could continue through 2016. We also believe that our strategy to pursue midstream gathering system opportunities in certain unconventional shale formations in the United States, as well as the anticipated increase in demand for our pipeline integrity, rehabilitation and replacement services from pipeline integrity initiatives, and other services in adjacent markets that we have gained through recent acquisitions, will create attractive growth potential for us and also further diversify our service offerings in both the near and long term.

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

Capital expenditures for 2015 related to continuing operations are expected to be between $225 million to $255 million. We expect 2015 capital expenditures to be funded substantially from cash on hand, internal cash flows and borrowings under our credit facility.

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

Uncertainty of Forward-Looking Statements and Information

This Quarterly Report on Form 10-Q includes “forward-looking statements” reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected revenues, earnings per share, margins, capital expenditures, and other projections of operating or financial results;

•	Expectations regarding our business outlook, growth or opportunities in particular markets;

•	The expected value of contracts or intended contracts with customers;

•	Future capital allocation initiatives, including any proposed strategy with respect to future stock repurchases;

•	The effects or results of the sale of our fiber optic licensing operations;

•	The scope, services, term and results of any projects awarded or expected to be awarded for services to be provided by us;

•	The development of oil and natural gas mainline pipe projects and their impact on our business or demand for our services;

•	The level of oil, natural gas and natural gas liquids prices and their impact on our business or demand for our services;

•	The impact of renewable energy initiatives, including mandated state renewable portfolio standards, the economic stimulus package and other existing or potential energy legislation;

•	Potential opportunities that may be indicated by bidding activity or similar discussions with customers;

•	The potential benefits from acquisitions;

•	The expected outcome of pending or threatened litigation;

•	The business plans or financial condition of our customers;

•	Our plans and strategies; and

•	The current economic and regulatory conditions and trends in the industries we serve.

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control. These forward-looking statements reflect our beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. Those statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Market conditions;

•	The effects of industry, economic or political conditions outside our control;

•	Quarterly variations in our operating results;

•	Adverse economic and financial conditions, including weakness in the capital markets;

•	Trends and growth opportunities in relevant markets;

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

•

The cost of borrowing, availability of cash and credit, fluctuations in the price and volume of our common stock, debt covenant compliance, interest rate fluctuations and other factors affecting our financing and investing activities;

•	The ability to access sufficient funding to finance desired growth and operations;

•	Our ability to obtain performance bonds;

•	Potential exposure to environmental liabilities;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	Rapid technological and structural changes that could reduce the demand for our services;

•	The impact of increased healthcare costs arising from healthcare reform legislation;

•	The impact of regulatory changes on labor costs;

•	The impact of significant fluctuations in foreign currency exchange rates;

•	The business, accounting and other effects from the sale of our fiber optic licensing operations;

•	The potential for claims or damages associated with the sale of our fiber optic licensing operations, including as a result of indemnity claims following closing of the transaction;

•

The terms of the any accelerated stock repurchase arrangement or any other transaction we enter into to facilitate the repurchase of shares under our stock repurchase program, including factors affecting the amount of shares to be purchased thereunder;

•

Events or actions by counterparties that result in termination of, or adjustments in the amount of shares purchased under, any accelerated stock repurchase arrangement or any other transaction we enter into to facilitate the repurchase of shares under our stock repurchase program; and

•

The other risks and uncertainties as are described elsewhere herein and in Item 1A. Risk Factors of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 and as may be detailed from time to time in our other public filings with the SEC.

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

Interest Rate Risk. As of June 30, 2015, we had no derivative financial instruments to manage interest rate risk. As such, we were exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of June 30, 2015, the fair value of our variable rate debt of $204.3 million approximated book value. Our weighted average interest rates for the three and six months ended June 30, 2015 were 2.01% and 2.13%. The effect on our pretax earnings of a hypothetical 50 basis point increase or decrease in variable interest rates would be negligible.

Foreign Currency Risk. We conduct operations primarily in the United States, Canada and Australia, and our financial performance is subject to fluctuation due to changes in foreign currency exchange rates relative to the U.S. dollar. We are subject to foreign currency risk with respect to sales, purchases and borrowings that are denominated in a currency other than the respective functional currencies of our operating units. To minimize the risk from changes in foreign currency exchange rates, we may enter into foreign currency derivative contracts to hedge our foreign currency risk on a cash flow basis. There were no outstanding foreign currency derivative contracts at June 30, 2015.

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

As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Legal Proceedings and Collective Bargaining Agreements in Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report, which are incorporated by reference in this Item 1. Legal Proceedings of Part II of this Quarterly Report, for additional information regarding litigation, claims and other legal proceedings.

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

Unregistered Sales of Equity Securities

On July 15, 2015, we completed an acquisition in which a portion of the consideration consists of the unregistered issuance of shares of our common stock. For additional information about this acquisition, see Acquisitions in Note 13 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report. The aggregate consideration paid for this acquisition consisted of approximately $20.1 million in cash and shares of our common stock valued at approximately $7.7 million. The final number of shares to be issued in connection with this acquisition will be determined as of August 25, 2015.

Issuer Purchases of Equity Securities During the Second Quarter of 2015

The following table contains information about our purchases of equity securities during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)(3)
April 1-30, 2015	8,330	$26.32	—
May 1-31, 2015	2,953,043	$29.44	2,944,648
June 1-30, 2015	2,902,723	$29.49	2,902,723

Total	5,864,096		5,847,371	$52,239,753

(1)

Includes shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock and RSU awards in the following amounts: (i) 8,330 for April 2015, (ii) 8,395 for May 2015, and (iii) 16,725 for the second quarter of 2015.

(2)

On December 6, 2013, we issued a press release announcing that our board of directors approved a stock repurchase program authorizing us to purchase, from time to time through December 31, 2016, up to $500.0 million of our outstanding common stock. These repurchases could be made in open market transactions or in privately negotiated transactions, including block purchases or otherwise, at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program did not obligate us to acquire any specific amount of common stock and could be modified or terminated by our board of directors at any time at its sole discretion and without notice. As of June 30, 2015, we had repurchased an aggregate $447.8 million in Quanta common stock under this program. In July 2015, we purchased an additional 1.8 million shares for an aggregate value of $52.2 million, completing this stock repurchase program. As discussed in Liquidity and Capital Resources - Debt Instruments - Credit Facility in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part I, our credit agreement includes limitations on the repurchase of common stock without consent of our lenders.

(3)

On August 5, 2015, we issued a press release announcing that our board of directors approved a stock repurchase program authorizing us to purchase, from time to time through February 28, 2017, up to $1.25 billion of our outstanding common stock. These repurchases can be made in open market or privately negotiated transactions, including pursuant to an accelerated stock repurchase arrangement, issuer repurchase plan or otherwise, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. This program does not obligate us to acquire any specific amount of common stock and may be modified or terminated by our board of directors at any time at its sole discretion and without notice.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of April 29, 2015, by and among Quanta Services, Inc. , CC SCN Fiber LLC, and Crown Castle International Corp. (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed May 4, 2015 and incorporated herein by reference)

3.1	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K filed May 25, 2011 and incorporated herein by reference)

3.2	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed January 17, 2014 and incorporated herein by reference)

3.3	Bylaws of Quanta Services, Inc., as amended and restated March 27, 2014 (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed March 31, 2014 and incorporated herein by reference)

10.1 *^	Form of Restricted Stock Unit Award Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan (Settled in Stock Unless Cash Settlement Elected)

10.2	First Amendment to Third Amended and Restated Credit Agreement dated as of April 22, 2015, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, the subsidiaries of Quanta Services, Inc. identified therein as Guarantors, Bank of America, N.A., as Administrative Agent, Domestic Swing Line Lender and an L/C Issuer, and the other Lenders party thereto (previously filed as Exhibit 10.4 to the Company’s Form 10-Q filed May 8, 2015 and incorporated herein by reference)

10.3	Second Amendment to Third Amended and Restated Credit Agreement dated as of May 4, 2015, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Domestic Swing Line Lender and an L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 10.5 to the Company’s Form 10-Q filed May 8, 2015 and incorporated herein by reference)

31.1 *	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2 *	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 *	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101 INS *	XBRL Instance Document

101 SCH *	XBRL Taxonomy Extension Schema Document

101 CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB *	XBRL Taxonomy Extension Label Linkbase Document

101 PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN
Derrick A. Jensen Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: August 10, 2015

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of April 29, 2015, by and among Quanta Services, Inc. , CC SCN Fiber LLC, and Crown Castle International Corp. (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed May 4, 2015 and incorporated herein by reference)

3.1	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K filed May 25, 2011 and incorporated herein by reference)

3.2	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed January 17, 2014 and incorporated herein by reference)

3.3	Bylaws of Quanta Services, Inc., as amended and restated March 27, 2014 (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed March 31, 2014 and incorporated herein by reference)

10.1 *^	Form of Restricted Stock Unit Award Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan (Settled in Stock Unless Cash Settlement Elected)

10.2	First Amendment to Third Amended and Restated Credit Agreement dated as of April 22, 2015, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, the subsidiaries of Quanta Services, Inc. identified therein as Guarantors, Bank of America, N.A., as Administrative Agent, Domestic Swing Line Lender and an L/C Issuer, and the other Lenders party thereto (previously filed as Exhibit 10.4 to the Company’s Form 10-Q filed May 8, 2015 and incorporated herein by reference)

10.3	Second Amendment to Third Amended and Restated Credit Agreement dated as of May 4, 2015, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Domestic Swing Line Lender and an L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 10.5 to the Company’s Form 10-Q filed May 8, 2015 and incorporated herein by reference)

31.1 *	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2 *	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 *	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101 INS *	XBRL Instance Document

101 SCH *	XBRL Taxonomy Extension Schema Document

101 CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB *	XBRL Taxonomy Extension Label Linkbase Document

101 PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements