Form 10-Q
period 2015-09-30
QUANTA SERVICES INC
filed 2015-11-06
CIK 1050915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

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

As of November 5, 2015, the number of outstanding shares of Common Stock of the Registrant was 152,882,049. As of the same date, 3,500,000 exchangeable shares of a Canadian subsidiary of the Registrant associated with one share of Series F Preferred Stock of the Registrant were outstanding, 449,929 exchangeable shares of a Canadian subsidiary of the Registrant associated with one share of Series G Preferred Stock of the Registrant were outstanding and an additional 2,926,113 exchangeable shares of certain other Canadian subsidiaries of the Registrant were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$49,194	$190,515
Accounts receivable, net of allowances of $5,281 and $6,174	1,700,314	1,801,110
Costs and estimated earnings in excess of billings on uncompleted contracts	352,021	290,447
Inventories	64,690	38,921
Prepaid expenses and other current assets	196,445	210,267
Current assets of discontinued operations	—	22,716

Total current assets	2,362,664	2,553,976
Property and equipment, net of accumulated depreciation of $733,234 and $651,559	1,125,501	1,099,574
Other assets, net	62,915	79,133
Other intangible assets, net of accumulated amortization of $244,933 and $225,367	225,413	243,584
Goodwill	1,596,931	1,596,695
Non-current assets of discontinued operations	—	739,062

Total assets	$5,373,424	$6,312,024

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$2,350	$8,876
Accounts payable and accrued expenses	938,535	856,245
Billings in excess of costs and estimated earnings on uncompleted contracts	252,505	251,113
Current liabilities of discontinued operations	147,148	21,091

Total current liabilities	1,340,538	1,137,325
Long-term debt and notes payable, net of current maturities	348,209	72,489
Deferred income taxes	226,078	234,379
Insurance and other non-current liabilities	254,685	227,730
Non-current liabilities of discontinued operations	—	114,561

Total liabilities	2,169,510	1,786,484

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 227,855,948 and 226,194,656 shares issued, and 156,457,392 and 210,819,790 shares outstanding	2	2
Exchangeable Shares, no par value, 6,876,042 and 7,325,971 shares issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Series G Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	3,489,627	3,592,906
Retained earnings	1,682,772	1,366,791
Accumulated other comprehensive income (loss)	(264,844)	(123,290)
Treasury stock, 71,398,556 and 15,374,866 common shares, at cost	(1,718,185)	(321,936)

Total stockholders’ equity	3,189,372	4,514,473
Non-controlling interests	14,542	11,067

Total equity	3,203,914	4,525,540

Total liabilities and equity	$5,373,424	$6,312,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$1,939,438	$2,145,958	$5,673,164	$5,719,615
Cost of services (including depreciation)	1,704,223	1,809,055	4,972,538	4,862,449

Gross profit	235,215	336,903	700,626	857,166
Selling, general and administrative expenses	145,687	196,494	441,073	500,593
Amortization of intangible assets	8,650	9,125	25,674	25,160

Operating income	80,878	131,284	233,879	331,413
Interest expense	(2,021)	(1,321)	(5,096)	(3,431)
Interest income	346	900	1,118	3,041
Equity in earnings (losses) of unconsolidated affiliates	—	—	(314)	(332)
Other income (expense), net	(1,070)	(378)	(1,416)	(635)

Income from continuing operations before income taxes	78,133	130,485	228,171	330,056
Provision for income taxes	32,389	37,195	94,574	107,269

Net income from continuing operations	45,744	93,290	133,597	222,787
Net income from discontinued operations	173,212	6,725	193,109	21,320

Net income	218,956	100,015	326,706	244,107
Less: Net income attributable to non-controlling interests	2,568	5,367	10,725	13,969

Net income attributable to common stock	$216,388	$94,648	$315,981	$230,138

Amounts attributable to common stock:
Net income from continuing operations	$43,176	$87,923	$122,872	$208,818
Net income from discontinued operations	173,212	6,725	193,109	21,320

Net income attributable to common stock	$216,388	$94,648	$315,981	$230,138

Earnings per share attributable to common stock—basic and diluted:
Continuing operations	$0.23	$0.40	$0.59	$0.95
Discontinued operations	0.92	0.03	0.94	0.10

Net income attributable to common stock	$1.15	$0.43	$1.53	$1.05

Shares used in computing earnings per share:
Weighted average basic shares outstanding	188,951	219,492	206,181	219,395

Weighted average diluted shares outstanding	188,961	219,517	206,193	219,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$218,956	$100,015	$326,706	$244,107
Other comprehensive income (loss), net of tax provision:
Foreign currency translation adjustment, net of tax of $0, $0, $0 and $0	(67,497)	(50,053)	(141,549)	(36,656)
Other, net of tax of $3, $6, $1 and $18	(9)	(16)	(6)	(52)

Other comprehensive loss	(67,506)	(50,069)	(141,555)	(36,708)

Comprehensive income	151,450	49,946	185,151	207,399
Less: Comprehensive income attributable to non-controlling interests	2,568	5,367	10,725	13,969

Total comprehensive income attributable to Quanta stockholders	$148,882	$44,579	$174,426	$193,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cash Flows from Operating Activities of Continuing Operations:
Net income	$218,956	$100,015	$326,706	$244,107
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations —
Income from discontinued operations	(173,212)	(6,725)	(193,109)	(21,320)
Depreciation	40,954	36,485	121,382	103,239
Amortization of intangible assets	8,650	9,125	25,674	25,160
Equity in losses of unconsolidated affiliates	—	—	314	332
Amortization of debt issuance costs	273	273	819	821
Gain on sale of property and equipment	(734)	(890)	(844)	(1,991)
Foreign currency loss	843	381	1,556	797
Provision for (recovery of) doubtful accounts	(645)	11	59	1,121
Provision for contract receivable	—	52,542	—	52,542
Non-cash portion of arbitration expense	—	—	—	10,518
Deferred income tax benefit	(7,544)	(13,215)	(6,552)	(13,760)
Non-cash stock-based compensation	9,523	7,397	28,708	27,249
Tax impact of stock-based equity awards	(665)	(1,185)	(669)	(1,429)
Changes in operating assets and liabilities, net of non-cash transactions — (Increase) decrease in —
Accounts and notes receivable	(59,739)	(216,792)	77,913	(374,751)
Costs and estimated earnings in excess of billings on uncompleted contracts	(11,828)	(96,008)	(78,597)	(100,844)
Inventories	(9,605)	1,058	(22,596)	(5,723)
Prepaid expenses and other current assets	14,305	(201)	4,729	(22,687)
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	60,333	142,070	111,779	39,866
Billings in excess of costs and estimated earnings on uncompleted contracts	20,950	33,886	6,381	23,515
Other, net	(1,917)	2,121	(9,003)	6,199

Net cash provided by (used in) operating activities of continuing operations	108,898	50,348	394,650	(7,039)

Cash Flows from Investing Activities of Continuing Operations:
Proceeds from sale of property and equipment	8,471	2,941	17,486	9,482
Additions of property and equipment	(47,970)	(67,577)	(168,967)	(187,586)
Cash paid for acquisitions, net of cash acquired	(29,370)	(81,828)	(102,039)	(161,411)
Investments in equity from unconsolidated affiliates, net	(1,051)	176	(3,644)	(2,868)
Cash received from (paid for) other investments, net	(960)	(614)	2,233	1,656
Cash withdrawn from restricted cash	—	—	214	—
Cash paid for intangibles	—	—	(211)	—

Net cash used in investing activities of continuing operations	(70,880)	(146,902)	(254,928)	(340,727)

Cash Flows from Financing Activities of Continuing Operations:
Borrowings under credit facility	1,485,089	375,084	2,257,831	711,284
Payments under credit facility	(1,342,807)	(298,198)	(1,975,491)	(634,398)
Borrowings of other long-term debt	—	394	—	394
Payments on other long-term debt	(656)	(19,339)	(2,015)	(30,012)
Payments on short-term debt	—	—	(5,170)	—
Distributions to non-controlling interests	(1,500)	(3,000)	(6,503)	(3,506)
Tax impact of stock-based equity awards	665	1,185	669	1,429
Exercise of stock options	—	200	354	1,101
Repurchase of common stock, including accelerated stock repurchases	(1,175,293)	—	(1,529,572)	(45,021)

Net cash provided by (used in) financing activities of continuing operations	(1,034,502)	56,326	(1,259,897)	1,271

Discontinued operations:
Net cash provided by operating activities	1,311	14,952	22,342	44,562
Net cash provided by (used in) investing activities	980,880	(12,295)	959,699	(39,099)

Net cash provided by discontinued operations	982,191	2,657	982,041	5,463
Effect of foreign exchange rate changes on cash and cash equivalents	(1,940)	(7,218)	(3,187)	(3,586)
Net decrease in cash and cash equivalents	(16,233)	(44,789)	(141,321)	(344,618)
Cash and cash equivalents, beginning of period	65,427	188,948	190,515	488,777

Cash and cash equivalents, end of period	$49,194	$144,159	$49,194	$144,159

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for —
Interest paid	$(1,721)	$(969)	$(4,331)	$(2,338)
Income taxes paid	$(56,057)	$(15,805)	$(106,542)	$(176,851)
Income tax refunds	$7,286	$5,363	$18,024	$6,655

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

Disposition - Fiber Optic Licensing Operations

On April 29, 2015, Quanta entered into a stock purchase agreement with Crown Castle International Corp. (Crown Castle) and CC SCN Fiber LLC, a subsidiary of Crown Castle, pursuant to which Quanta agreed to sell all of the issued and outstanding equity interests in Quanta Fiber Networks, Inc., a wholly owned subsidiary of Quanta that owned Quanta’s fiber optic licensing operations. The purchase agreement contained customary representations and warranties, covenants and indemnities. On August 4, 2015, Quanta completed the sale for a purchase price of approximately $1 billion in cash, resulting in after-tax net proceeds of approximately $848 million. In the third quarter of 2015, Quanta recognized a net of tax gain of approximately $171 million. Quanta has presented the results of operations, financial position, cash flows and disclosures of the fiber optic licensing

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

operations as discontinued operations for all periods in the accompanying unaudited condensed consolidated financial statements. These results were included in Quanta’s Fiber Optic Licensing and Other segment prior to the second quarter of 2015.

Acquisitions

During the third quarter of 2015, Quanta acquired four companies, consisting of a foundation services company located in the United States, an electrical contracting company located in the United States, and an electrical engineering company located in Australia, all of the results of which are generally included in Quanta’s Electric Power Infrastructure Services segment, and a company that services above-ground storage tanks located in the United States, the results of which are generally included in Quanta’s Oil and Gas Infrastructure Services segment. During the second quarter of 2015, Quanta acquired three companies, consisting of a powerline construction company located in the United States, an engineering company located in Canada and an engineering, procurement and construction services company based in the United States, all the results of which are generally included in Quanta’s Electric Power Infrastructure Services segment. During the first quarter of 2015, Quanta acquired three companies, consisting of an underground utility distribution contractor that provides services to gas and electric utilities in Canada and a company that specializes in the engineering, procurement, construction and commissioning of compression and surface facilities for the high pressure gas industry in Australia, the results of which are generally included in Quanta’s Oil and Gas Infrastructure Services segment, and a supplier and material procurement specialist for the power and utility industry in Canada, the results of which are generally included in Quanta’s Electric Power Infrastructure Services segment.

During 2014, Quanta completed nine acquisitions, which enabled Quanta to further enhance its electric power and oil and gas infrastructure service offerings in the United States and Canada and expand its capabilities in Australia to include electric power infrastructure service offerings. These acquisitions included four electric power infrastructure services companies located in Canada; two oil and gas infrastructure services businesses located in Canada; an electric power infrastructure services company located in Australia; a U.S.-based general engineering and construction company specializing in hydrant fueling, waterfront and utility construction for the U.S. Department of Defense the results of which are generally included in Quanta’s Oil and Gas Infrastructure Services segment; and a geotechnical and geological engineering services company based in the United States the results of which are generally included in Quanta’s Electric Power Infrastructure Services segment.

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

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $49.2 million and $190.5 million as of September 30, 2015 and December 31, 2014. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which are carried at fair value. At September 30, 2015 and December 31, 2014, cash equivalents were $2.6 million and $107.6 million, and consisted primarily of money market mutual funds and are discussed further in Fair Value Measurements below. As of September 30, 2015 and December 31, 2014, cash and cash equivalents held in domestic bank accounts were approximately $19.7 million and $127.2 million, and cash and cash equivalents held in foreign bank accounts were approximately $29.5 million and $63.3 million. As of September 30, 2015 and December 31, 2014, cash and cash equivalents held by Quanta’s investments in joint ventures, which are either consolidated or proportionately consolidated, were approximately

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

$17.8 million and $19.1 million. Cash and cash equivalents held by the joint ventures are available to support the operations of the related joint ventures, and Quanta does not have access to that cash for its other operations. Under the terms of the partnership agreements, Quanta generally has no right to the joint ventures’ cash other than participating in distributions and in the event of dissolution.

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates regarding, among other factors, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions, the ongoing relationship with the customer and uncertainties related to the resolution of disputed matters. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect Quanta’s ability to collect amounts due from them. As of September 30, 2015 and December 31, 2014, Quanta had allowances for doubtful accounts on current receivables of approximately $5.3 million and $6.2 million. Long-term accounts receivable are included within other assets, net on the consolidated balance sheets.

Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of September 30, 2015 and December 31, 2014 were approximately $298.2 million and $307.3 million, and were included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months were included in other assets, net, and as of September 30, 2015 and December 31, 2014 were $3.5 million and $19.6 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At September 30, 2015 and December 31, 2014, the balances of unbilled receivables included in accounts receivable were approximately $255.3 million and $163.1 million.

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

If an operating unit experiences prolonged periods of declining revenues, operating margins or both, it may be at risk of failing step one of the goodwill impairment test. Certain operating units have experienced declines over the short-term due to challenging macroeconomic conditions in certain geographic areas, the decline in oil prices which has impacted customer spending, and delays due to regulatory and permitting issues. Quanta will continue to monitor these conditions and others to determine if it is necessary to perform step two of the fair-value based impairment test for one or more operating units.

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

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate Quanta for services rendered, which may be measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the material associated with Quanta’s work is owner-furnished and is therefore not included in contract revenues and costs. The cost estimation process is based on professional knowledge and experience of Quanta’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore Quanta’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. These factors are routinely evaluated on a project by project basis throughout the project term, and the impact of corresponding revisions in management’s estimates of contract value, contract cost and contract profit are recorded as necessary in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. Quanta’s operating results for the nine months ended September 30, 2015 and 2014 were impacted by less than 5% as a result of changes in contract estimates related to projects that were in progress at December 31, 2014 and 2013.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of September 30, 2015 and December 31, 2014, Quanta had approximately $132.1 million and $106.8 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business. These aggregate contract price adjustments represent management’s best estimate of

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

additional contract revenues which have been earned and which management believes are probable of collection. The amounts ultimately realized by Quanta upon final acceptance by its customers could be higher or lower than such estimated amounts.

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

As of September 30, 2015, the total amount of unrecognized tax benefits relating to uncertain tax positions was $53.3 million, an increase from December 31, 2014 of $2.4 million. This increase in unrecognized tax benefits resulted primarily from a $3.3 million increase due to tax positions expected to be taken for 2015, partially offset by a $0.9 million decrease due to audit settlements. Quanta is currently under examination by the Internal Revenue Service (IRS) for tax years 2011 and 2012 and remains open to examination by the IRS for tax years 2013 and 2014, as these statute of limitations periods have not yet expired. Additionally, certain subsidiaries are under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $22.2 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Self-Insurance

Quanta is insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Under these programs, the deductibles for general liability and auto liability are $10.0 million per occurrence, the deductible for workers’ compensation is $5.0 million per occurrence, and the deductible for employer’s liability is $1.0 million per occurrence for both the 2015-2016 and 2014-2015 policy years. Quanta is generally self-insured for all claims that do not exceed the amount of the applicable deductible. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

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

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of variable rate debt also approximates fair value. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents were categorized as Level 1 assets at September 30, 2015 and December 31, 2014, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

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

Adoption of New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued an update that changes the requirement for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the entity or group of components of an entity meets the criteria to be classified as held for sale or when it is disposed of by sale or other than by sale. The update also requires additional disclosures about discontinued operations, a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, and an entity’s significant continuing involvement with a discontinued

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

operation. Quanta adopted this guidance effective January 1, 2015 and has incorporated the new requirements into its presentation of the disposition of its fiber optic licensing operations as discontinued operations.

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

In February 2015, the FASB issued an update which amends existing consolidation guidance, including amending the guidance related to determining whether an entity is a variable interest entity. The update is effective for interim and annual periods beginning after December 15, 2015, although early adoption is permitted. The guidance may be applied using a modified retrospective approach whereby the entity records a cumulative effect of adoption at the beginning of the fiscal year of initial application. A reporting entity may also apply the amendments on a full retrospective basis. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements. Quanta will adopt this guidance by January 1, 2016.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

In July 2015, the FASB issued an update that requires inventory to be measured at the lower of either cost or net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference will be recognized as a loss in earnings for the period in which it occurs. The update is required to be adopted prospectively and is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements and will adopt this guidance by January 1, 2017.

In September 2015, the FASB issued an update that requires an acquiring company to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which such adjustments are determined. An acquiring company must record any effect on earnings from changes in depreciation or amortization or other income effects, calculated as if the accounting had been completed at the acquisition date. The acquiring company must also present separately on the face of the income statement or disclose in the notes the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. The update is required to be adopted prospectively to adjustments that occur after the effective date with earlier application permitted for financial statements that have not yet been issued. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements and will adopt this guidance by January 1, 2016.

4.	DISCONTINUED OPERATIONS:

On August 4, 2015, Quanta completed the sale of its fiber optic licensing operations to Crown Castle for an aggregate purchase price of approximately $1 billion in cash, resulting in estimated after-tax net proceeds of approximately $848 million. In the third quarter of 2015, Quanta recognized a pre-tax gain of approximately $272 million and a corresponding tax expense of approximately $101 million, which resulted in a gain on the sale, net of tax, of approximately $171 million.

Quanta has presented the results of operations, financial position, cash flows and disclosures related to its fiber optic licensing operations as discontinued operations in the accompanying unaudited condensed consolidated financial statements. The results were previously included in Quanta’s Fiber Optic Licensing and Other segment.

Quanta will remain liable for all income taxes and insured claims associated with the fiber optic licensing operations arising on or before or outstanding as of August 4, 2015.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following represents a reconciliation of the major classes of line items constituting income from discontinued operations before tax related to Quanta’s fiber optic licensing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Major classes of line items constituting pretax income from fiber optic licensing operations:
Revenues	$8,736	$25,186	$59,998	$78,653
Expenses:
Cost of services (including depreciation)	3,037	9,118	24,748	29,329
Selling, general and administrative expenses	366	4,027	10,247	12,699
Amortization of intangible assets	138	413	963	1,238

Other income (expense) items that are not major	—	2	10	4

Net income before taxes of discontinued operations related to fiber optic licensing operations related to major classes of income before taxes	5,195	11,630	24,050	35,391
Pretax gain on the disposal of the discontinued operations	271,833	—	271,833	—

Total pretax gain on discontinued operations	277,028	11,630	295,883	35,391
Provision for income taxes	103,816	4,905	102,774	14,071

Net income from discontinued operations related to fiber optic licensing operations as presented in the statements of operations	$173,212	$6,725	$193,109	$21,320

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following represents a reconciliation of the carrying amounts of major classes of assets and liabilities of fiber optic licensing operations (in thousands):

	September 30, 2015	December 31, 2014
Carrying amounts of major classes of assets included as part of fiber optic licensing operations:
Current assets:
Accounts receivable	$—	$11,429
Prepaid expenses and other current assets	—	11,287

Total current assets of fiber optic licensing operations	$—	$22,716

Non-current assets:
Property and equipment	$—	$380,554
Other intangible assets, net of accumulated amortization	—	17,009
Goodwill	—	334,790

Total major classes of non-current assets of fiber optic licensing operations	—	732,353
Other non-current assets included in fiber optic licensing operations	—	6,709

Total non-current assets of fiber optic licensing operations	$—	$739,062

Carrying amounts of major classes of liabilities of fiber optic licensing operations:
Current liabilities:
Accounts payable and accrued expenses	$147,148	$21,091

Total current liabilities of fiber optic licensing operations	$147,148	$21,091

Non-current liabilities:
Deferred income taxes	$—	$66,137
Long-term deferred revenue	—	48,231

Total major classes of non-current liabilities of fiber optic licensing operations	—	114,368
Other non-current liabilities of fiber optic licensing operations	—	193

Total non-current liabilities of fiber optic licensing operations	$—	$114,561

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5.	ACQUISITIONS:

2015 Acquisitions

During the first nine months of 2015, Quanta acquired ten companies. Seven of these acquired companies are generally included in Quanta’s Electric Power Infrastructure Services segment, including a foundation services company located in the United States, an electrical contracting company located in the United States, an electrical engineering company located in Australia, a powerline construction company located in the United States, an engineering company located in Canada, an engineering, procurement and construction services company based in the United States, and a supplier and material procurement specialist for the power and utility industry in Canada. The remaining three acquired companies are generally included in Quanta’s Oil and Gas Infrastructure Services segment, including a company that services above-ground storage tanks in the United States, an underground utility distribution contractor that provides services to gas and electric utilities in Canada, and a company that specializes in the engineering, procurement, construction, and commissioning of compression and surface facilities for the high pressure gas industry in Australia. The aggregate consideration for these acquisitions consisted of approximately $98.9 million paid or payable in cash, subject to net working capital adjustments, 461,037 shares of Quanta common stock valued on the settlement dates of the acquisitions at approximately $10.1 million, and an estimated $1.0 million in contingent consideration. As these transactions were effective during the first nine months of 2015, the results have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable Quanta to further enhance its electric power and oil and gas infrastructure service offerings in the United States, Canada and Australia.

2014 Acquisitions

During 2014, Quanta completed nine acquisitions, which enabled Quanta to further enhance its electric power and oil and gas infrastructure service offerings in the United States and Canada and expand its capabilities in Australia to include electric power infrastructure service offerings. These acquisitions included four electric power infrastructure services companies located in Canada; two oil and gas infrastructure services businesses located in Canada; an electric power infrastructure services company located in Australia; a U.S.-based general engineering and construction company specializing in hydrant fueling, waterfront and utility construction for the U.S. Department of Defense that is generally included in Quanta’s Oil and Gas Infrastructure Services segment; and a geotechnical and geological engineering services company based in the United States that is generally included in Quanta’s Electric Power Infrastructure Services segment. The aggregate consideration paid for these acquisitions consisted of approximately $279.5 million in cash, 686,382 shares of Quanta common stock and 3,825,971 exchangeable shares of Canadian subsidiaries of Quanta that are exchangeable on a one-for-one basis for Quanta common stock. In addition, Quanta issued one share of Series G preferred stock associated with 899,858 of the exchangeable shares. The aggregate value of the securities issued on the respective closing or settlement dates of the acquisitions totaled approximately $134.5 million. As these transactions were effective during 2014, the results of each acquired company have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. For additional information on the exchangeable shares and preferred stock, see Exchangeable Shares and Series F and Series G Preferred Stock in Note 9.

2015 and 2014 Acquisitions

Quanta is in the process of finalizing its assessments of the fair values of the acquired assets and assumed liabilities related to businesses acquired subsequent to September 30, 2014, and further adjustments to the purchase price allocations may occur. Quanta expects to complete the purchase accounting process as soon as

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

practicable but no later than one year from the respective acquisition dates. The aggregate purchase consideration related to the fourth quarter 2014 acquisitions was preliminarily allocated to acquired assets and assumed liabilities, which resulted in a preliminary allocation of approximately $71.1 million of net tangible assets, $56.3 million of goodwill and $45.1 million of other intangible assets. Additionally, the aggregate purchase consideration related to the 2015 acquisitions was preliminarily allocated to acquired assets and assumed liabilities, which resulted in a preliminary allocation of approximately $38.8 million of net tangible assets, $49.6 million of goodwill and $21.7 million of other intangible assets.

The following table summarizes the aggregate consideration paid or payable through September 30, 2015 for the 2015 and 2014 acquisitions and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates. This allocation requires a significant use of estimates and is based on information that was available to management at the time these consolidated financial statements were prepared (in thousands).

	2015	2014
Consideration:
Value of Quanta common stock and exchangeable shares issued	$10,127	$134,538
Cash paid or payable	98,941	279,533
Contingent consideration	1,001	—

Fair value of total consideration transferred or estimated to be transferred	$110,069	$414,071

Current assets	$30,763	$172,121
Property and equipment	42,839	159,186
Other assets	4	3,501
Identifiable intangible assets	21,668	96,302
Current liabilities	(22,317)	(145,646)
Deferred tax liabilities, net	(7,583)	(32,856)
Other long-term liabilities	(5,606)	(4,926)
Non-controlling interests	747	—

Total identifiable net assets	60,515	247,682
Goodwill	49,554	166,389

	$110,069	$414,071

The fair value of current assets acquired in 2015 included accounts receivable with a fair value of $17.9 million. The fair value of current assets acquired in 2014 included accounts receivable with a fair value of $117.2 million.

Goodwill represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed. The 2015 and 2014 acquisitions strategically expanded Quanta’s Canadian, Australian and domestic electric power and oil and gas service offerings, which Quanta believes contributes to the recognition of the goodwill. In connection with the 2015 acquisitions, goodwill of $27.2 million was recorded for the businesses acquired that were included within Quanta’s Electric Power Division and $22.4 million was recorded for the businesses acquired that were included within Quanta’s Oil and Gas Infrastructure Division on the dates of acquisition. In connection with the 2014 acquisitions, goodwill of $72.3

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

million was recorded for the businesses included within Quanta’s Electric Power Division and $94.1 million was recorded for businesses included within Quanta’s Oil and Gas Infrastructure Division based on fair market values of assets and liabilities on the dates of acquisition. Goodwill of approximately $30.1 million is expected to be deductible for income tax purposes related to the businesses acquired in the first nine months of 2015, and goodwill of approximately $43.5 million is expected to be deductible for income tax purposes related to the businesses acquired in 2014.

The following table summarizes the estimated fair values of identifiable intangible assets and the related weighted average amortization periods by type as of the respective acquisition dates for the 2015 acquisitions (in thousands, except for weighted average amortization periods, which are in years).

	Estimated Fair Value at Acquisition Date	Weighted Average Amortization Period at Acquisition Date
Customer relationships	$13,856	13.5
Backlog	2,118	1.1
Trade names	3,752	8.4
Non-compete agreements	1,942	5.0

Total intangible assets subject to amortization acquired in 2015 acquisitions	$21,668	10.6

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$1,943,906	$2,316,002	$5,722,741	$6,313,290
Gross profit	$236,364	$353,021	$713,434	$920,610
Selling, general and administrative expenses	$146,224	$203,797	$447,462	$533,555
Amortization of intangible assets	$8,694	$11,868	$26,230	$34,745
Net income from continuing operations	$46,032	$96,598	$137,039	$235,320
Net income from continuing operations attributable to common stock	$43,464	$91,231	$126,314	$221,351

Earnings per share from continuing operations attributable to common stock — basic and diluted	$0.23	$0.41	$0.61	$0.99

The pro forma combined results of operations for the three and nine months ended September 30, 2015 and 2014 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2015 acquisitions as if they occurred January 1, 2014. The pro forma combined results of operations for the three and nine months ended September 30, 2014 have also been prepared by adjusting the historical results of Quanta to include the historical results of the 2014 acquisitions as if they occurred January 1, 2013. These pro forma combined historical results were also adjusted for the following: a reduction of interest expense as a result of the

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

repayment of outstanding indebtedness of the acquired businesses, a reduction of interest income as a result of the cash consideration paid net of cash received, an increase in amortization expense due to the incremental intangible assets recorded related to the 2015 and 2014 acquisitions, an increase or decrease in depreciation expense within cost of services related to the net impact of adjusting acquired property and equipment to the acquisition date fair value and conforming depreciable lives with Quanta’s accounting policies, an increase in the number of outstanding shares of Quanta common stock and exchangeable shares and certain reclassifications to conform the acquired companies’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from the 2015 and 2014 acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

Revenues of approximately $36.5 million and income before taxes of approximately $0.6 million, which included $1.9 million of acquisition costs, were included in Quanta’s consolidated results of operations for the three months ended September 30, 2015 related to the 2015 acquisitions following their respective dates of acquisition. Revenues of approximately $61.6 million and a loss before income taxes of approximately $0.6 million, which included $3.6 million of acquisition costs, were included in Quanta’s consolidated results of operations for the nine months ended September 30, 2015 related to the 2015 acquisitions following their respective dates of acquisition.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Division	Oil and Gas Infrastructure Division	Total
Goodwill balance at December 31, 2014	$1,223,224	$373,471	$1,596,695
Goodwill acquired during 2015	27,197	22,357	49,554
Purchase price allocation adjustments	750	(8,863)	(8,113)
Foreign currency translation adjustments	(23,811)	(17,394)	(41,205)

Goodwill balance at September 30, 2015	$1,227,360	$369,571	$1,596,931

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Quanta’s intangible assets subject to amortization and the remaining weighted average amortization periods related to such assets were as follows (in thousands except for weighted average amortization periods, which are in years):

	As of			As of			As of
	September 30, 2015			December 31, 2014			September 30, 2015
	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$236,677	$(75,235)	$161,442	$235,851	$(63,764)	$172,087	9.9
Backlog	131,312	(125,410)	5,902	133,704	(122,265)	11,439	0.9
Trade names	51,298	(8,340)	42,958	49,664	(6,278)	43,386	18.8
Non-compete agreements	28,583	(22,633)	5,950	27,659	(21,365)	6,294	3.5
Patented rights and developed technology	22,476	(13,315)	9,161	22,073	(11,695)	10,378	4.2

Total intangible assets subject to amortization	$470,346	$(244,933)	$225,413	$468,951	$(225,367)	$243,584	11.0

Amortization expense for intangible assets was $8.7 million and $9.1 million for the three months ended September 30, 2015 and 2014 and $25.7 million and $25.2 million for the nine months ended September 30, 2015 and 2014. The estimated future aggregate amortization expense of intangible assets subject to amortization as of September 30, 2015 is set forth below (in thousands):

For the Fiscal Year Ending December 31,
Remainder of 2015	$8,891
2016	29,365
2017	23,965
2018	23,273
2019	22,351
Thereafter	117,568

Total	$225,413

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 are illustrated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amounts attributable to common stock:
Net income from continuing operations	$43,176	$87,923	$122,872	$208,818
Net income from discontinued operations	173,212	6,725	193,109	21,320

Net income attributable to common stock	$216,388	$94,648	$315,981	$230,138

Weighted average shares:
Weighted average shares outstanding for basic earnings per share	188,951	219,492	206,181	219,395
Effect of dilutive stock options	10	25	12	25

Weighted average shares outstanding for diluted earnings per share	188,961	219,517	206,193	219,420

For purposes of calculating diluted earnings per share, there were no adjustments required to derive Quanta’s net income attributable to common stock. Outstanding exchangeable shares that were issued pursuant to certain of Quanta’s historical acquisitions (as further discussed in Note 9), which are exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in weighted average shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 for the portion of the respective periods that they were outstanding. However, any additional shares that may be delivered under Quanta’s accelerated share repurchase arrangement (as further described in Note 9) have not been included in the weighted average shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2015 because their effect would be anti-dilutive.

8.	DEBT OBLIGATIONS:

Quanta’s long-term debt obligations consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Borrowings under credit facility	$339,159	$68,793
Other long-term debt, interest rates ranging from 1.4% to 4.3%	5,624	6,370
Capital leases, interest rates ranging from 6.0% to 7.3%	5,776	1,146

Total long-term debt obligations	350,559	76,309
Less — Current maturities of long-term debt	2,350	3,820

Total long-term debt obligations, net of current maturities	$348,209	$72,489

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Quanta’s current maturities of long-term debt and short-term borrowings consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Short-term borrowings	$—	$5,056
Current maturities of long-term debt	2,350	3,820

Current maturities of long-term debt and short-term borrowings	$2,350	$8,876

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

As of September 30, 2015, Quanta had approximately $318.5 million of outstanding letters of credit and bank guarantees, $226.1 million of which was denominated in U.S. dollars and $92.4 million of which was denominated in Australian or Canadian dollars. Quanta also had $339.2 million of outstanding borrowings under the credit facility, $97.7 million of which was denominated in Canadian dollars and $241.5 million of which was denominated in U.S. dollars. The remaining $667.3 million was available for borrowings or issuing new letters of credit or bank guarantees. Information on borrowings under Quanta’s credit facility and the applicable interest rates during the three and nine months ended September 30, 2015 and 2014 is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Maximum amount outstanding during the period	$470,560	$130,856	$470,560	$130,856
Average daily amount outstanding under the credit facility	$285,051	$35,129	$183,719	$19,743
Weighted-average interest rate	1.77%	2.75%	2.01%	2.71%

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement). The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on Quanta’s assets. The credit agreement allows cash payments for dividends and stock repurchases subject to compliance with the following requirements (after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of September 30, 2015, Quanta was in compliance with all of the covenants in the credit agreement.

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

Exchangeable Shares and Series F and Series G Preferred Stock

In connection with certain Canadian acquisitions, the former owners of the acquired companies received exchangeable shares of certain Canadian subsidiaries of Quanta, which may be exchanged at the option of the holders for Quanta common stock on a one-for-one basis. The holders of exchangeable shares can make an exchange only once in any calendar quarter and must exchange a minimum of either 50,000 shares or, if less, the total number of remaining exchangeable shares registered in the name of the holder making the request. Additionally, in connection with two of such acquisitions, Quanta issued one share of Quanta Series F preferred stock and one share of Quanta Series G preferred stock (the Preferred Stock) to voting trusts on behalf of the respective holders of the exchangeable shares issued in such acquisitions. Each share of the Preferred Stock provides the holders of such exchangeable shares voting rights in Quanta common stock equivalent to the number of exchangeable shares outstanding at that time.

The holders of exchangeable shares associated with the Preferred Stock have rights equivalent to Quanta common stockholders with respect to voting, dividends and other economic rights. The holders of exchangeable shares not associated with the Preferred Stock have rights equivalent to Quanta common stockholders with respect to dividends and other economic rights but do not have voting rights.

During the quarter ended September 30, 2015, 449,929 exchangeable shares associated with the Preferred Stock were exchanged for Quanta common stock. As of September 30, 2015, both shares of the Preferred Stock remained outstanding and 6,876,042 exchangeable shares remained outstanding, of which 3,949,929 were associated with the Preferred Stock.

Treasury Stock

Under the stock incentive plans described in Note 10, the tax withholding obligations of employees upon vesting of restricted stock awards and RSUs settled in common stock are typically satisfied by Quanta making such tax payments and withholding a number of vested shares having a value on the date of vesting equal to the tax withholding obligation. For the settlement of these employee tax liabilities, Quanta withheld 0.4 million and 0.3 million shares of Quanta common stock during the nine months ended September 30, 2015 and 2014, with a total market value of $10.1 million and $11.9 million. These shares and the related costs to acquire them were accounted for as adjustments to the balance of treasury stock. Under Delaware corporate law, treasury stock is not counted for quorum purposes or entitled to vote.

During the fourth quarter of 2013, Quanta’s board of directors approved a stock repurchase program authorizing Quanta to purchase, from time to time through December 31, 2016, up to $500.0 million of its outstanding common stock (the 2013 Repurchase Program). During the third quarter of 2015, Quanta completed the 2013 Repurchase Program by purchasing 1.8 million shares of its common stock at a cost of $52.2 million.

During the third quarter of 2015, Quanta’s board of directors also approved a new stock repurchase program authorizing Quanta to purchase, from time to time through February 28, 2017, up to $1.25 billion of its outstanding common stock (the 2015 Repurchase Program). Repurchases under the 2015 Repurchase Program can be made in open market or privately negotiated transactions, including pursuant to an accelerated share repurchase arrangement, an issuer repurchase plan or otherwise, at management’s discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. The 2015 Repurchase Program does not obligate Quanta to acquire any specific amount of common stock and may be modified or terminated by Quanta’s board of directors at any time at its sole discretion and without notice.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

On August 7, 2015, Quanta entered into an accelerated share repurchase arrangement (the ASR) to repurchase $750.0 million of its common stock under the 2015 Repurchase Program. Under the terms of the ASR, Quanta paid $750.0 million to JPMorgan Chase Bank, National Association, London Branch (JPMorgan) and initially received 25.7 million shares of common stock. The fair market value of these 25.7 million shares at the time of delivery was approximately $600.0 million, and the repurchased shares and the related cost to acquire them have been accounted for as an adjustment to the balance of treasury stock as of September 30, 2015, reducing the weighted-average number of basic and diluted common shares used to calculate Quanta’s earnings per share. The $150.0 million remaining under the ASR was recorded as an adjustment to additional paid-in capital (APIC) as of September 30, 2015 and will be reclassified from APIC to treasury stock upon final settlement of the ASR.

The final number of shares that Quanta will repurchase under the ASR will be based on a volume-weighted average share price of its common stock during the term of the ASR, minus a discount and subject to other adjustments pursuant to the terms and conditions of the ASR. Final settlement of the ASR is scheduled to occur in the second quarter of 2016, but the ASR may be terminated early or extended in certain circumstances. At settlement, based on the final volume-weighted average share price, Quanta may be entitled to receive additional shares of its common stock from JPMorgan or, under certain circumstances, may be required to deliver shares or make a cash payment (at its option) to JPMorgan. In addition to the initial share delivery under the ASR, during the third quarter of 2015, Quanta repurchased 15.6 million shares of its common stock at a cost of $373.1 million in the open market under the 2015 Repurchase Program.

During the three and nine months ended September 30, 2015, Quanta repurchased a total of 43.1 million and 55.7 million shares valued at $1.03 billion and $1.38 billion pursuant to both the 2013 Repurchase Program and the 2015 Repurchase Program. The shares and the related cost to acquire them have been accounted for as an adjustment to the balance of treasury stock. During the fourth quarter of 2015, Quanta repurchased an additional 3.6 million shares of its common stock at a cost of $76.8 million in the open market under its 2015 Repurchase Program.

Non-controlling Interests

Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Quanta has determined that certain of these joint ventures are VIEs, with Quanta providing the majority of the infrastructure services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. Management has concluded that Quanta is the primary beneficiary of each of the joint ventures determined to be VIEs and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as non-controlling interests in the condensed consolidated financial statements. Income attributable to the other joint venture members in the amounts of $2.6 million and $5.4 million for the three months ended September 30, 2015 and 2014 and $10.7 million and $14.0 million for the nine months ended September 30, 2015 or 2014 has been accounted for as a reduction of net income in deriving net income attributable to common stock. Equity in the consolidated assets and liabilities of these joint ventures that is attributable to the other joint venture members has been accounted for as non-controlling interests within total equity in the accompanying balance sheets.

The carrying value of the investments held by Quanta in all of its VIEs was approximately $14.5 million and $11.1 million at September 30, 2015 and December 31, 2014. The carrying value of investments held by the non-controlling interests in these variable interest entities at September 30, 2015 and December 31, 2014 was $14.5 million and $11.1 million. During the three months ended September 30, 2015 and 2014, distributions to non-

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

controlling interests were $1.5 million and $3.0 million. During the nine months ended September 30, 2015 and 2014, distributions to non-controlling interests were $6.5 million and $3.5 million. There were no other changes in equity as a result of transfers to/from the non-controlling interests during the nine months ended September 30, 2015 or 2014. See Note 11 for further disclosures related to Quanta’s joint venture arrangements.

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

Restricted Stock and RSUs to be Settled in Common Stock

During the three months ended September 30, 2015 and 2014, Quanta granted 0.1 million and a nominal amount of RSUs to be settled in common stock under the Plans with weighted average grant date fair values of $24.58 and $36.28. During the nine months ended September 30, 2015 and 2014, Quanta granted 1.3 million and 1.4 million RSUs to be settled in common stock under the Plans with weighted average grant date fair values of $27.70 and $35.13. The grant date fair value for awards of restricted stock and RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. Restricted stock and RSU awards to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs in equal installments over a two-year or three-year period following the date of grant. During the restriction period, holders of restricted stock are entitled to vote and receive dividends on such shares.

During the three months ended September 30, 2015 and 2014, vesting activity consisted of 0.1 million and a nominal amount of shares of restricted stock and RSUs settled in common stock with an approximate fair value at the time of vesting of $1.2 million and $1.2 million. During the nine months ended September 30, 2015 and 2014, vesting activity consisted of 1.2 million and 1.0 million shares of restricted stock and RSUs settled in common stock with an approximate fair value at the time of vesting of $35.0 million and $36.0 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

As of September 30, 2015, there was approximately $38.7 million of total unrecognized compensation cost related to unvested restricted stock and RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 1.68 years.

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

During the three months ended September 30, 2015 and 2014, Quanta granted no performance units to be settled in common stock under the 2011 Plan. During the nine months ended September 30, 2015, Quanta granted 0.2 million performance units to be settled in common stock under the 2011 Plan, with a weighted average grant date fair value of $28.16 per share. The grant date fair value for awards of performance units to be settled in common stock is based on the market value of Quanta common stock on the date of grant applied to the total number of shares that Quanta anticipates will fully vest. This fair value is expensed ratably over the vesting term and is adjusted for fair value changes, so that the expense recognized for each award is equivalent to the fair value of the final number of earned and vested performance units. During the three and nine months ended September 30, 2015, Quanta recognized $1.1 million and $2.6 million in compensation expense associated with performance units to be settled in common stock. No performance units vested, and no shares of common stock were issued in connection with performance units, during the three and nine months ended September 30, 2015 and 2014, as applicable performance periods had not yet concluded.

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

Compensation expense related to RSUs to be settled in cash was $0.7 million and $1.6 million for the three months ended September 30, 2015 and 2014 and $3.2 million for both the nine months ended September 30, 2015 and 2014. Such expense is recorded in selling, general and administrative expenses. RSUs that are anticipated to be settled in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $1.2 million and $0.7 million to settle liabilities related to cash-settled RSUs in the three months ended September 30, 2015 and 2014 and $3.7 million and $2.9 million to settle liabilities related to cash-settled RSUs in the nine months ended September 30, 2015 and 2014.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $2.4 million and $2.9 million at September 30, 2015 and December 31, 2014.

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

During the fourth quarter of 2014, a limited partnership in which Quanta is a partner was selected for an engineering, procurement and construction (EPC) electric transmission project to construct approximately 500 kilometers of transmission line and two 500 kV substations. Quanta will provide turnkey EPC services for the entire project. As of September 30, 2015, Quanta had outstanding capital commitments associated with investments in an unconsolidated affiliate related to this project as follows (in thousands):

Capital Commitments
Year Ending December 31 —
Remainder of 2015	$2,530
2016	8,010
2017 (1)	32,238
2018	—
2019	23,801
Thereafter	—

Total capital commitments associated with investments in unconsolidated affiliated related to an EPC electrical transmission project	$66,579

(1)	This amount excludes a return of capital from an unconsolidated affiliate of approximately $42.5 million that is anticipated in August 2017.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Additionally, as of September 30, 2015, Quanta had outstanding capital commitments associated with investments in unconsolidated affiliates related to planned midstream infrastructure projects of approximately $8.5 million, $1.2 million of which is expected to be paid in the fourth quarter of 2015. Quanta is unable to determine the exact timing of the remaining $7.3 million of these capital commitments but anticipates them to be paid by June 1, 2017.

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of September 30, 2015 (in thousands):

Operating Leases
Year Ending December 31 —
Remainder of 2015	$23,170
2016	68,570
2017	51,415
2018	38,039
2019	21,750
Thereafter	29,735

Total minimum lease payments	$232,679

Rent expense related to operating leases was approximately $52.3 million and $38.0 million for the three months ended September 30, 2015 and 2014 and approximately $152.5 million and $115.2 million for the nine months ended September 30, 2015 and 2014.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta has agreed to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At September 30, 2015, the maximum guaranteed residual value was approximately $480.7 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has capital commitments for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of September 30, 2015, Quanta issued approximately $5.3 million of production orders with expected delivery dates in 2015 and approximately $0.5 million of production orders with delivery dates in 2016. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that these orders will be assigned to third party leasing companies and made available to Quanta under certain of its master equipment lease agreements, thereby releasing Quanta from its capital commitments.

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

Lorenzo Benton v. Telecom Network Specialists, Inc., et al. In June 2006, plaintiff Lorenzo Benton filed a class action complaint in the Superior Court of California, County of Los Angeles, alleging various wage and hour violations against Telecom Network Specialists (TNS), a former subsidiary of Quanta. Benton seeks to represent a class of workers that includes all persons who worked on TNS projects between June 2002 and the present, including individuals that TNS retained through 29 staffing agencies. An amended complaint was filed in August 2007, naming two additional class representatives, one of whom has since settled directly with his employer. The plaintiffs’ motion for class certification was heard and denied in May 2012; however, that decision was appealed, and the case was ultimately remanded for reconsideration. The parties attended mediation in December 2014, but there was no resolution. In September 2015, after a hearing in the remanded proceeding, the trial court certified the class as to workers from the various staffing companies at issue. The plaintiffs seek approximately $16 million for class damages and $5 million in attorneys’ fees. Quanta retained any liability associated with this matter following its sale of TNS in December 2012.

Additionally, in November 2007, TNS filed cross complaints for indemnity against the staffing agencies, which employed many of the individuals in question. In December 2012, the trial court heard cross-motions for summary judgment filed by TNS and the staffing agencies pertaining to TNS’s demand for indemnity. The court denied TNS’s motion and granted the motions filed by the staffing agencies. TNS appealed the court’s ruling, and in April 2015, the California Appellate Court reversed the trial court’s decision, vacated its award of attorneys’ fees, and instructed the trial court to reconsider its earlier ruling on TNS’s indemnity claims. At this time, Quanta does not believe this matter will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

No customers represented 10% or more of Quanta’s revenues for the three and nine months ended September 30, 2015 and 2014, and no customers represented 10% or more of Quanta’s consolidated net position as of September 30, 2015 or December 31, 2014.

Self-Insurance

As discussed in Note 2, Quanta is insured for employer’s liability, general liability, auto liability and workers’ compensation claims. As of September 30, 2015 and December 31, 2014, the gross amount accrued for insurance claims totaled $194.6 million and $170.2 million with $150.6 million and $130.8 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of September 30, 2015 and December 31, 2014 were $8.7 million and $9.1 million, of which $0.5 million and $0.8 million were included in prepaid expenses and other current assets and $8.2 million and $8.3 million were included in other assets, net.

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

As of September 30, 2015, Quanta had $318.5 million in outstanding letters of credit and bank guarantees under its credit facility to secure its casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2015 and 2016. Upon maturity, it is expected that the majority of the letters of credit related to the casualty insurance program will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. These performance bonds expire at various times ranging from mechanical completion of the related projects to a period extending beyond contract completion in certain circumstances, and as such a determination of maximum potential amounts outstanding requires the use of certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of Quanta’s bonded operating activity. As of September 30, 2015, the total amount of outstanding performance bonds was estimated to be approximately $2.4 billion. Quanta’s estimated maximum exposure as it relates to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of its commitments under the performance bonds generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $786 million as of September 30, 2015.

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

2011 Central States Plan Withdrawal Liability. In the fourth quarter of 2011, certain Quanta subsidiaries withdrew from the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan). This withdrawal event was the result of an amendment to a collective bargaining agreement with the International Brotherhood of Teamsters (Teamsters) that eliminated certain employer’s obligations to contribute to the Central States Plan, which was then in critical status and significantly underfunded as to its vested benefit obligations. The amendment was negotiated by the Pipe Line Contractors Association (PLCA) on behalf of its members,

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

which include the Quanta subsidiaries. Because certain other Quanta subsidiaries continued participation in the Central States Plan into 2012, the Quanta subsidiaries’ withdrawals in 2011 effected only a partial withdrawal on behalf of Quanta for 2011. Quanta believed that the partial withdrawal was advantageous because it limited exposure to increased liability resulting from a future withdrawal event, at which point the Central States Plan could have been further underfunded. Quanta and other PLCA members now contribute to a different multi-employer pension plan on behalf of the affected Teamsters employees. While certain additional Quanta subsidiaries continued participation in the Central States Plan into 2012, Quanta believes that such subsidiaries withdrew from the Central States Plan in 2012, thereby effecting a complete withdrawal as of December 30, 2012 for all Quanta entities.

In connection with the partial withdrawal in 2011, Quanta recorded a withdrawal liability of approximately $32.6 million in the fourth quarter of 2011. The partial withdrawal liability amount was based on estimates received from the Central States Plan. The Central States Plan subsequently asserted that the withdrawal of the PLCA members, and thus Quanta’s partial withdrawal, was not effective in 2011. The PLCA and Quanta believed at that time that a legally effective withdrawal had occurred during the fourth quarter of 2011, and this issue was litigated in the federal district court for the Northern District of Illinois, Eastern Division. The District Court ruled in September 2013 that the withdrawal of the PLCA members was not effective in 2011, and that decision was appealed by the PLCA. In September 2015, the United States Court of Appeals for the Seventh Circuit ruled in favor of the PLCA. While this outcome is a positive result for the PLCA, the full effect of the ruling on the ultimate liability stake for Quanta is still under evaluation.

Separately, in December 2013, the Central States Plan filed lawsuits against two of Quanta’s other subsidiaries in connection with their withdrawal in 2012. In the first lawsuit, the Central States Plan alleged that the subsidiary elected to participate in the Central States Plan pursuant to the collective bargaining agreement under which it participated. Quanta argued that no such election was made and that any payments made to the Central States Plan were made in error. In July 2014, the parties reached an agreement to settle the lawsuit, and the court dismissed the case with prejudice. In the second lawsuit, the Central States Plan alleged that contributions made by the Quanta subsidiary to a new industry fund created after Quanta withdrew from the Central States Plan should have been made to the Central States Plan. This arguably would have extended the withdrawal date for this subsidiary to at least the end of 2013. Quanta disputed these allegations on the basis that it properly paid contributions to the new industry fund based on the terms of the collective bargaining agreement under which it participates and asserted that it terminated its obligation to contribute to the Central States Plan by the end of 2012. The parties both moved for summary judgment, and in March 2015, the court entered judgment in favor of Quanta. The Central States Plan filed a notice of appeal in April 2015.

In March 2014, the Central States Plan provided revised estimates indicating that the total withdrawal liability based on certain withdrawal scenarios from 2011 through 2014 could range between $40.1 million and $55.4 million. In July 2014, the Central States Plan also provided Quanta with a Notice and Demand of partial withdrawal liability for certain Quanta entities in the amount of $39.6 million. Quanta continues to dispute the total withdrawal liability owed to the Central States Plan; however, Quanta began to make monthly payments associated with this Notice and Demand in the third quarter of 2014 while the parties continue the related process to determine the final withdrawal liability. The amount owed upon resolution of this matter will be reduced by the total amount of monthly payments made.

The ultimate liability associated with the complete withdrawal of Quanta’s subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

applicable to construction industry employers will be available. Based on the previous estimates of liability associated with a complete withdrawal from the Central States Plan, and allowing for the exclusion of amounts believed by management to have been improperly included in such estimate, Quanta will seek to challenge and further negotiate the amount owed in connection with this matter. However, Quanta recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within the range communicated to Quanta by the Central States Plan. Quanta believes that the range of reasonable possible loss associated with the Central States Plan is up to $55.4 million. Given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the liability Quanta has recognized through September 30, 2015.

Central States Plan Grievance Matter. In March 2014, the Teamsters Downstate Illinois Construction Industry Negotiating Committee and Association of General Contractors of Illinois Joint Grievance Committee concluded that one of Quanta’s subsidiaries should have hired two Teamsters employees under a specific collective bargaining agreement to perform certain jobs. This grievance matter was subsequently resolved with the Teamsters, effectively resulting in an award of wages and benefits (including pension contributions) to the two Teamsters employees under an alternate collective bargaining agreement unrelated to the Central States Plan.

2013 Central States Plan Withdrawal Liability. On October 9, 2013, Quanta acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of acquisition. The Central States Plan issued a Notice and Demand dated March 13, 2013 to the acquired company for withdrawal liability in the total amount of $6.9 million payable in installments. Quanta took the position that the amount of withdrawal liability payable to the Central States Plan as a result of its complete withdrawal was $4.8 million, of which approximately $2.4 million remained outstanding as of September 30, 2015. Quanta has taken steps to challenge the amount of the asserted withdrawal liability by the Central States Plan; however, payments in accordance with the terms of the Notice and Demand are required to be made while the dispute is ongoing. Approximately $2.1 million of the purchase price was deposited into an escrow account on October 9, 2013 to fund any withdrawal obligation in excess of the $4.8 million initially demanded. Accordingly, the acquired company’s withdrawal from the Central States Plan is not expected to have a material impact on Quanta’s financial condition, results of operations or cash flows. The amount of withdrawal liability payable to the Central States Plan in connection with this matter will ultimately depend on various factors, including the outcome of the PLCA litigation described above.

Indemnities

Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Additionally, in connection with certain acquisitions and dispositions, Quanta has indemnified various parties against specified liabilities that those parties might incur in the future. The indemnities under acquisition or disposition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of September 30, 2015, except as otherwise set forth above in Legal Proceedings, Quanta does not believe any material liabilities for claims exist against it in connection with any of these indemnity obligations.

In the normal course of Quanta’s acquisition transactions, Quanta obtains rights to indemnification from the sellers or former owners of acquired companies for certain risks, liabilities and obligations arising from their prior operations, such as performance, operational, safety, workforce or tax issues, some of which Quanta may not have discovered during due diligence. However, the indemnities may not cover all of Quanta’s exposure for

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

such pre-acquisition matters, as the indemnities under acquisition agreements are usually contingent upon Quanta incurring liabilities that reach specified thresholds, and the indemnitors may be unwilling or unable to pay the amounts owed to Quanta. Quanta is currently in the process of identifying certain pre-acquisition obligations associated with non-U.S. payroll taxes that may be due from a business acquired by Quanta in 2013. As of September 30, 2015, Quanta has recorded $11.4 million as its best estimate of the pre-acquisition tax obligations and a corresponding indemnification asset, as management expects to recover from the indemnity counterparties any amounts that Quanta may be required to pay in connection with any such obligations.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Electric Power Infrastructure	$1,183,151	$1,396,157	$3,645,767	$3,938,590
Oil and Gas Infrastructure	756,287	749,801	2,027,397	1,781,025

Consolidated	$1,939,438	$2,145,958	$5,673,164	$5,719,615

Operating income (loss):
Electric Power Infrastructure	$76,948	$104,365	$273,967	$361,689
Oil and Gas Infrastructure	58,874	74,824	119,002	109,235
Corporate and non-allocated costs	(54,944)	(47,905)	(159,090)	(139,511)

Consolidated	$80,878	$131,284	$233,879	$331,413

Depreciation:
Electric Power Infrastructure	$22,801	$19,406	$65,790	$55,896
Oil and Gas Infrastructure	16,347	15,146	49,599	41,826
Corporate and non-allocated costs	1,806	1,933	5,993	5,517

Consolidated	$40,954	$36,485	$121,382	$103,239

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

Foreign Operations

During the three months ended September 30, 2015 and 2014, Quanta derived $342.6 million and $523.7 million of its revenues from foreign operations. During the nine months ended September 30, 2015 and 2014, Quanta derived $1.24 billion and $1.37 billion of its revenues from foreign operations. The decreases in foreign revenues for the three and nine months ended September 30, 2015 were primarily attributable to reduced customer spending arising from regulatory and permitting delays on certain projects, normal fluctuations in project timing, and the decline in oil prices. Also contributing to the decreases were less favorable currency exchange rates. Of Quanta’s foreign revenues, approximately 83% was earned in Canada during both the three months ended September 30, 2015 and 2014, and approximately 85% and 81% was earned in Canada in the nine months ended September 30, 2015 and 2014. In addition, Quanta held property and equipment of $337.2 million and $372.9 million in foreign countries, primarily Canada, as of September 30, 2015 and December 31, 2014.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

13.	SUBSEQUENT EVENTS:

Acquisitions

During the fourth quarter of 2015, Quanta has completed one acquisition. The company acquired is an underground construction contracting company located in Canada, the results of which will generally be included in Quanta’s Electric Power Infrastructure Services segment. The aggregate consideration paid or payable for this acquisition was approximately $9.6 million in cash, subject to certain adjustments. As this transaction was effective during the fourth quarter of 2015, the results will be included in Quanta’s consolidated financial statements beginning on the date of acquisition. This acquisition should enable Quanta to further enhance its electric power infrastructure service offerings in Canada.

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

We report our results under two reportable segments: (1) Electric Power Infrastructure Services and (2) Oil and Gas Infrastructure Services. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the nine months ended September 30, 2015 were approximately $5.67 billion, of which 64.3% was attributable to the Electric Power Infrastructure Services segment and 35.7% to the Oil and Gas Infrastructure Services segment. As a result of the sale of our fiber optic licensing operations, for all periods presented in the accompanying unaudited condensed consolidated financial statements, we have presented our fiber optic licensing operations as discontinued operations and our ancillary telecommunications infrastructure services as part of our Electric Power Infrastructure Services segment.

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

The Oil and Gas Infrastructure Services segment provides comprehensive network solutions to customers involved in the development and transportation of natural gas, oil and other pipeline products. Services performed by the Oil and Gas Infrastructure Services segment generally include the design, installation, repair and maintenance of pipeline transmission and distribution systems, gathering systems, production systems, storage systems and compressor and pump stations, as well as related trenching, directional boring and automatic welding services. In addition, this segment’s services include pipeline protection, integrity testing, rehabilitation and replacement, and fabrication of pipeline support systems and related structures and facilities. We also serve the offshore and inland water energy markets, primarily providing services to oil and gas exploration platforms, including mechanical installation (or “hook-ups”), electrical and instrumentation, pre-commissioning and commissioning, coatings, fabrication, pipeline construction, integrity services and marine asset repair. To a lesser extent, this segment designs, installs and maintains fueling systems, as well as water and sewer infrastructure.

Recent Investments, Acquisitions and Divestitures

Disposition — Fiber Optic Licensing Operations

On April 29, 2015, we entered into a stock purchase agreement with Crown Castle International Corp. (Crown Castle), and CC SCN Fiber LLC, a subsidiary of Crown Castle, pursuant to which we agreed to sell all of the issued and outstanding equity interests in Quanta Fiber Networks, Inc., our wholly owned subsidiary that owned our fiber optic licensing operations. The purchase agreement contained customary representations and warranties, covenants and indemnities. On August 4, 2015, we completed the sale for a purchase price of approximately $1 billion in cash, resulting in after-tax net proceeds of approximately $848 million. In the third quarter of 2015, Quanta recognized a net of tax gain of approximately $171 million. We have presented the results of operations, financial position, cash flows and disclosures of the fiber optic licensing operations as discontinued operations for all periods in our unaudited condensed consolidated financial statements.

Acquisitions

During the first nine months of 2015, we acquired ten companies. The results of seven of these acquired companies are generally included in our Electric Power Infrastructure Services segment, including a foundation services company located in the United States, an electrical contracting company located in the United States, an electrical engineering company located in Australia, a powerline construction company located in the United States, an engineering company located in Canada, an engineering, procurement and construction services company based in the United States, and a supplier and material procurement specialist for the power and utility industry in Canada. The results of the remaining three acquired companies are generally included in our Oil and Gas Infrastructure Services segment, including a company that services above-ground storage tanks in the United States, an underground utility distribution contractor that provides services to gas and electric utilities in Canada, and a company that specializes in the engineering, procurement, construction, and commissioning of compression and surface facilities for the high pressure gas industry in Australia. The aggregate consideration for these acquisitions consisted of approximately $98.9 million paid or payable in cash, subject to net working capital adjustments, 461,037 shares of Quanta common stock valued on the settlement dates of the acquisitions at approximately $10.1 million, and $1.0 million in contingent consideration. As these transactions were effective during the first nine months of 2015, the results have been included in our consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable us to further enhance our electric power and oil and gas infrastructure service offerings in the United States, Canada and Australia.

During 2014, we completed nine acquisitions, which enabled us to further enhance our electric power and oil and gas infrastructure service offerings in the United States and Canada and expand our capabilities in Australia to include electric power infrastructure service offerings. These acquisitions included four electric power infrastructure services companies located in Canada; two oil and gas infrastructure services businesses located in Canada; an electric power infrastructure services company located in Australia; a U.S.-based general engineering and construction company specializing in hydrant fueling, waterfront and utility construction for the U.S. Department of Defense the results of which are generally included in our Oil and Gas Infrastructure Services segment; and a geotechnical and geological engineering services company based in the United States the results of which are generally included in our Electric Power Infrastructure Services segment. The aggregate consideration for these acquisitions was approximately $279.5 million in cash, 686,382 shares of Quanta common stock and 3,825,971 exchangeable shares of Canadian subsidiaries of Quanta that are exchangeable on a one-for-one basis for Quanta common stock. The exchangeable shares provide holders with rights equivalent to Quanta common stockholders with respect to dividends and other economic rights. In addition, we issued one share of Series G preferred stock associated with 899,858 of the exchangeable shares, which generally votes on the same matters as Quanta common stock and is entitled to a number of votes equal to the number of such exchangeable shares outstanding at that time. Exchangeable shares not associated with preferred stock do not have voting rights. The aggregate value of the securities issued on the settlement dates of the acquisitions totaled approximately $134.5 million. As these transactions were effective during 2014, the results of each acquired company have been included in our consolidated financial statements beginning on the respective dates of acquisition.

Backlog

Backlog is not a term recognized under United States generally accepted accounting principles (US GAAP); however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by other companies.

Our backlog represents the amount of consolidated revenue that we expect to realize from future work under construction contracts, long-term maintenance contracts and master service agreements (MSAs). These estimates include revenues from the remaining portion of firm orders not yet completed and on which work has not yet begun, as well as revenues from change orders, renewal options, and funded and unfunded portions of government contracts to the extent that they are reasonably expected to occur. For purposes of calculating backlog, we include 100% of estimated revenues attributable to consolidated joint ventures and variable interest entities (VIEs). The following table presents our total backlog by reportable segment as of September 30, 2015 and December 31, 2014, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of September 30, 2015		Backlog as of December 31, 2014
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services	$3,387,404	$6,236,804	$3,395,094	$6,715,593
Oil and Gas Infrastructure Services	2,085,482	3,410,882	1,824,610	2,520,635

Total	$5,472,886	$9,647,686	$5,219,704	$9,236,228

Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues, regulatory requirements and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and while we did not experience any material cancellations during the current periods, most of our contracts may be terminated, typically upon 30 to 90 days’ notice, even if we are not in default under the contract. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends inherent in current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. In addition, many of our MSAs are subject to renewal options. As of September 30, 2015 and December 31, 2014, MSAs accounted for approximately 42% and 39% of our estimated 12 month backlog and approximately 49% and 47% of total backlog. There can be no assurance as to our customers’ actual requirements or that our estimates are accurate.

Seasonality; Fluctuations of Results; Economic Conditions

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, receipt of required regulatory approvals, permits and rights of way, project timing and schedules, and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions can cause delays on projects. In addition, many of our customers develop their capital budgets for the coming year during the first quarter and do not begin infrastructure projects in a meaningful way until their capital budgets are finalized. Second quarter revenues are typically higher than those in the first quarter, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. Third quarter revenues are typically the highest of the year, as a greater number of projects are underway, and weather is more accommodating. Generally, revenues during the fourth quarter of the year are lower than the third quarter but higher than the second quarter. Many projects are completed in the fourth quarter, and revenues are often impacted positively by customers seeking to spend their capital budgets before the end of the year; however, the holiday season and inclement weather can sometimes cause delays, reducing revenues and increasing costs. Any quarter may be positively or negatively affected by atypical weather patterns in any of the areas we serve, such as severe weather, excessive rainfall or warmer winter weather, making it difficult to predict these variations and their effect on particular projects quarter to quarter. The timing of project awards and unanticipated changes in project schedules as a result of delays or accelerations can also create variations in the level of operating activity from quarter to quarter.

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

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines or delays in new projects in various geographic regions, including the United States, Canada and Australia. Project schedules, particularly in connection with larger, longer-term projects, can also create fluctuations in the services provided, which may adversely affect us in a given period. Examples of other items that may materially affect quarterly results include: the financial condition of our customers and their access to capital; variations in the margins of projects performed during any particular period; regional, national and global economic and market conditions; the timing of acquisitions, the timing and magnitude of acquisition and integration costs associated with acquisitions; dispositions; fluctuations in our equity in earnings (losses) of unconsolidated affiliates; impairments of goodwill, intangible assets, long-lived assets or investments; and interest rate fluctuations. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.

We and our customers continue to operate in an uncertain business environment, with heightened regulatory and environmental requirements, stringent permitting processes and only gradual recovery in the economy from recessionary levels. Oil prices have declined significantly over the past year. This decline has created uncertainty with respect to the demand for some of our oil and gas infrastructure services in the near term, and it is also uncertain how long oil prices will remain at lower levels. Over time, we expect that, as the current oversupply of global oil corrects and global demand for oil increases, oil prices could recover from current levels. We believe that medium- and long-term production of oil from North American unconventional shale formations and the Canadian oil sands will continue, which will create demand for our infrastructure services over time.

We are closely monitoring our customers and the effect that changes in economic and market conditions have or may have on them. Certain of our customers have reduced or delayed spending in recent years, which we attribute primarily to regulatory and permitting hurdles and negative economic and market conditions, and we anticipate that these issues may continue to affect demand for some of our services in the near term. As mentioned previously, there have been significant decreases in oil prices since mid-2014. If the development of natural gas and/or oil reserves slowed or stopped as a result of low natural gas or oil prices or otherwise, customers may reduce capital spending on mainline pipe and/or other midstream infrastructure, such as gathering systems and other related infrastructure, resulting in less demand for our services. We believe that most of our customers, many of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long term. You should read Outlook and Understanding Margins for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

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

Consolidated Results

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Revenues	$1,939,438	100.0%	$2,145,958	100.0%	$5,673,164	100.0%	$5,719,615	100.0%
Cost of services (including depreciation)	1,704,223	87.9	1,809,055	84.3	4,972,538	87.7	4,862,449	85.0

Gross profit	235,215	12.1	336,903	15.7	700,626	12.3	857,166	15.0
Selling, general and administrative expenses	145,687	7.5	196,494	9.2	441,073	7.8	500,593	8.8
Amortization of intangible assets	8,650	0.4	9,125	0.4	25,674	0.4	25,160	0.4

Operating income	80,878	4.2	131,284	6.1	233,879	4.1	331,413	5.8
Interest expense	(2,021)	(0.1)	(1,321)	(0.1)	(5,096)	(0.1)	(3,431)	(0.1)
Interest income	346	—	900	—	1,118	—	3,041	0.1
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	—	(314)	—	(332)	—
Other income (expense), net	(1,070)	(0.1)	(378)	0.1	(1,416)	—	(635)	—

Income from continuing operations before income taxes	78,133	4.0	130,485	6.1	228,171	4.0	330,056	5.8
Provision for income taxes	32,389	1.6	37,195	1.8	94,574	1.6	107,269	1.9

Net income from continuing operations	45,744	2.4	93,290	4.3	133,597	2.4	222,787	3.9
Net income from discontinued operations	173,212	8.9	6,725	0.4	193,109	3.4	21,320	0.4

Net income	218,956	11.3%	100,015	4.7%	326,706	5.8%	244,107	4.3%
Less: Net income attributable to non-controlling interests	2,568	0.1	5,367	0.3	10,725	0.2	13,969	0.3

Net income attributable to common stock	$216,388	11.2%	$94,648	4.4%	$315,981	5.6%	$230,138	4.0%

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Revenues. Revenues decreased $206.5 million, or 9.6%, to $1.94 billion for the three months ended September 30, 2015. This decrease is primarily attributable to a decrease in revenues from electric power infrastructure services. Electric power infrastructure services revenues were adversely impacted by reduced customer spending and delays in project timing due to regulatory and permitting issues associated with large electric transmission projects. In addition, revenues contributed by our international operations were negatively impacted by approximately $66 million due to less favorable foreign currency translation rates as the U.S. dollar strengthened against the Canadian and Australian dollars. Partially offsetting these decreases for the three months ended September 30, 2015 was the favorable impact of approximately $85 million in revenues generated by companies acquired since the third quarter of 2014.

Gross profit. Gross profit decreased $101.7 million, or 30.2%, to $235.2 million for the three months ended September 30, 2015. Gross profit as a percentage of revenues decreased to 12.1% for the three months ended September 30, 2015 from 15.7% for the three months ended September 30, 2014. These decreases were primarily due to the negative impact of lower revenues from large electric transmission projects, which typically yield higher margins, and a corresponding increase in lower margin revenues from smaller scale transmission work, resulting in increased inefficiencies associated with transitioning between smaller projects that are not experienced during continuous production on larger projects and certain large transmission resources being underutilized during the three months ended September 30, 2015. In addition, margins were negatively impacted as competitors more aggressively pursued volumes of work to absorb fixed costs. Margins for the Oil and Gas Infrastructure Services segment were adversely impacted by lower mainline transmission revenues, which typically yield higher margins, due to regulatory factors and delays in certain project timing.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $50.8 million, or 25.9%, to $145.7 million for the three months ended September 30, 2015. This decrease was primarily attributable to a $52.5 million charge to provision for long-term contract receivable recorded in the three months ended September 30, 2014 associated with an electric power infrastructure services project completed in 2012, which was the subject of an arbitration proceeding that was subsequently settled. Also contributing to the decrease was $6.3 million in lower salaries and benefits costs associated with current levels of operations. Partially offsetting these decreases were $4.9 million in incremental general and administrative costs associated with companies acquired since the third quarter of 2014 and $2.1 million in higher non-cash stock-based compensation associated with acquisitions and company-wide long-term incentive plans. Selling, general and administrative expenses as a percentage of revenues decreased to 7.5% for the three months ended September 30, 2015 from 9.2% for the three months ended September 30, 2014. This decrease was primarily due to the charge to provision for long-term contract receivable recorded in the three months ended September 30, 2014 described previously, and reduced revenues in the three months ended September 30, 2015.

Amortization of intangible assets. Amortization of intangible assets decreased $0.5 million to $8.7 million for the three months ended September 30, 2015. This decrease was primarily due to reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized, partially offset by increased amortization of intangibles associated with companies acquired since the third quarter of 2014.

Interest expense. Interest expense increased $0.7 million to $2.0 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due to increased borrowing activity during the third quarter of 2015.

Interest income. Interest income decreased $0.6 million to $0.3 million for the three months ended September 30, 2015. The decrease was primarily due to lower average cash balances during the three months ended September 30, 2015.

Provision for income taxes. The provision for income taxes was $32.4 million for the three months ended September 30, 2015, with an effective tax rate of 41.5%. The provision for income taxes was $37.2 million for the three months ended September 30, 2014, with an effective tax rate of 28.5%. The higher effective tax rate for the three months ended September 30, 2015 was primarily due to a lower proportion of income before taxes earned from international jurisdictions, which are generally taxed at lower statutory rates, as well as the impact of there being no tax benefit related to the release of uncertain tax positions reserves in the three months ended September 30, 2015 as compared to a $4.9 million benefit in the three months ended September 30, 2014.

Other comprehensive income. Other comprehensive income, net of taxes was a loss of $67.5 million in the three months ended September 30, 2015 compared to a loss of $50.1 million in the three months ended September 30, 2014. This was primarily due to less favorable foreign currency translation adjustments related to the strengthening of the U.S. dollar against the Canadian and Australian dollars.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Revenues. Revenues decreased $46.5 million, or 0.8%, to $5.67 billion for the nine months ended September 30, 2015. This decrease is primarily attributable to a decrease in revenues from electric power infrastructure services revenues of $292.8 million, or 7.4%, partially offset by an increase in oil and gas infrastructure services revenues of $246.4 million, or 13.8%. Revenues from electric power infrastructure services were adversely impacted by reduced customer spending and delays in project timing due to regulatory and permitting issues associated with large electric transmission projects during the nine months ended September 30, 2015. The revenues contributed by our international operations were negatively impacted by approximately $177 million due to less favorable foreign currency translation rates as the U.S. dollar strengthened against the Canadian and Australian dollars. Partially offsetting these decreases for the nine months ended September 30, 2015 was the favorable impact of approximately $305 million in revenues generated by acquired companies, primarily in the Oil and Gas Infrastructure Services segment.

Gross profit. Gross profit decreased $156.5 million, or 18.3%, to $700.6 million for the nine months ended September 30, 2015. Gross profit as a percentage of revenues decreased to 12.3% for the nine months ended September 30, 2015 from 15.0% for the nine months ended September 30, 2014. These decreases were primarily due to the negative impact of lower contributions of revenues from large electric transmission projects described above, which typically yield higher margins. This led to a greater percentage of lower margin revenues from smaller scale transmission work resulting in increased inefficiencies associated with transitioning between smaller projects that are not experienced during continuous production on larger projects, as well as certain large transmission resources being underutilized during the nine months ended September 30, 2015. In addition, margins having been negatively impacted as competitors more aggressively pursued volumes of work to absorb fixed costs. Also, gross profit and gross margin for the Oil and Gas Infrastructure Services segment were adversely impacted by a decrease in mainline transmission revenues, which typically yield higher margins, and an increase in revenues from services that typically carry lower margins. Gross profit was also negatively impacted by approximately $53 million in aggregate losses recorded during the first nine months of this year on three projects due to increased costs associated with performance and site related factors that adversely impacted production. The projects included a power plant project in Alaska expected to be complete in mid-2016, an electric transmission project in Canada substantially completed in the third quarter of 2015, and a directional drilling project in Canada expected to be complete by year-end.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $59.5 million, or 11.9%, to $441.1 million for the nine months ended September 30, 2015. The decrease was primarily attributable to an aggregate $38.8 million expense recorded in the nine months ended September 30, 2014 associated with an adverse arbitration decision regarding a contract dispute with the National Gas Company of Trinidad and Tobago (NGC) on a 2010 directional drilling project and the $52.5 million charge to provision for long-term contract receivable recorded in the three months ended September 30, 2014 described previously.

Partially offsetting these decreases was $16.9 million in incremental general and administrative costs associated with companies acquired since the third quarter of 2014, $3.9 million in higher salaries and benefits from annual compensation increases and increased personnel, $1.5 million in higher non-cash stock-based compensation associated with acquisitions and long-term incentive plans, and $8.2 million in higher costs associated with ongoing technology, business development initiatives and facilities expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 7.8% for the nine months ended September 30, 2015 from 8.8% for the nine months ended September 30, 2014, due primarily to the impact of the arbitration expense and charge to provision for long-term contract receivable recorded in the first nine months of 2014.

Amortization of intangible assets. Amortization of intangible assets increased $0.5 million to $25.7 million for the nine months ended September 30, 2015. This increase was primarily due to increased amortization of intangibles associated with companies acquired since the third quarter of 2014, partially offset by reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized.

Interest expense. Interest expense increased $1.7 million to $5.1 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to increased borrowing activity.

Interest income. Interest income decreased $1.9 million to $1.1 million for the nine months ended September 30, 2015. The decrease was primarily due to lower average cash balances during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Provision for income taxes. The provision for income taxes was $94.6 million for the nine months ended September 30, 2015, with an effective tax rate of 41.4%. The provision for income taxes was $107.3 million for the nine months ended September 30, 2014, with an effective tax rate of 32.5%. The higher effective tax rate for the nine months ended September 30, 2015 was primarily due to a lower proportion of income before taxes earned from international jurisdictions, which are generally taxed at lower statutory rates, and $5.0 million in increased taxes attributable to a change in the Alberta provincial statutory income tax rate effective as of June 1, 2015, which required a remeasurement of certain cumulative deferred tax assets and liabilities. Also contributing to the higher effective tax rate for the nine months ended September 30, 2015 was there being no tax benefit related to the release of uncertain tax positions reserves in the nine months ended September 30, 2015 as compared to a $4.9 million benefit in the nine months ended September 30, 2014.

Other comprehensive income (loss). Other comprehensive income (loss), net of taxes was a loss of $141.6 million in the nine months ended September 30, 2015 compared to a loss of $36.7 million in the nine months ended September 30, 2014. This was primarily due to less favorable foreign currency translation adjustments related to the strengthening of the U.S. dollar against the Canadian and Australian dollars.

Segment Results

The following table sets forth segment revenues and segment operating income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Revenues:
Electric Power Infrastructure	$1,183,151	61.0%	$1,396,157	65.1%	$3,645,767	64.3%	$3,938,590	68.9%
Oil and Gas Infrastructure	756,287	39.0	749,801	34.9	2,027,397	35.7	1,781,025	31.1

Consolidated revenues from external customers	$1,939,438	100.0%	$2,145,958	100.0%	$5,673,164	100.0%	$5,719,615	100.0%

Operating income (loss):
Electric Power Infrastructure	$76,948	6.5%	$104,365	7.5%	$273,967	7.5%	$361,689	9.2%
Oil and Gas Infrastructure	58,874	7.8	74,824	10.0	119,002	5.9	109,235	6.1
Corporate and non-allocated costs	(54,944)	N/A	(47,905)	N/A	(159,090)	N/A	(139,511)	N/A

Consolidated operating income	$80,878	4.2%	$131,284	6.1%	$233,879	4.1%	$331,413	5.8%

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Electric Power Infrastructure Services Segment Results

Revenues for this segment decreased $213.0 million, or 15.3%, to $1.18 billion for the three months ended September 30, 2015. Revenues from electric power infrastructure services were adversely impacted by reduced customer spending and delays in project timing due to regulatory and permitting issues associated with large electric transmission projects and normal fluctuations in project timing as certain larger projects that were ongoing in the three months ended September 30, 2014 were at or near completion in the three months ended September 30, 2015. The revenues from our international operations were negatively impacted by approximately $40 million as a result of less favorable foreign currency translation rates in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily attributable to the strengthening of the U.S. dollar against the Canadian and Australian dollars. Also contributing to the decrease was $12.6 million in lower emergency restoration services revenues. Partially offsetting these decreases were the contribution of approximately $20 million in revenues by companies acquired since the third quarter of 2014 and increased activity from smaller scale transmission and electric distribution projects due to increased spending by our customers.

Operating income decreased $27.4 million, or 26.3%, to $76.9 million for the three months ended September 30, 2015. Operating income as a percentage of segment revenues decreased to 6.5% for the three months ended September 30, 2015 from 7.5% for the three months ended September 30, 2014. These decreases were primarily due to the negative impact of lower revenues from higher margin large electric transmission projects and the resulting greater percentage of smaller transmission work which typically have a lower margin profile. The lower overall revenues have also negatively affected this segment’s ability to cover fixed costs.

Smaller transmission projects also create increased inefficiencies associated with transitioning between smaller projects that are not experienced during continuous production on larger projects. This change in revenue mix has also contributed to certain large transmission resources being underutilized during the three months ended September 30, 2015. In addition, margins for the three months ended September 30, 2015 were negatively impacted as competitors more aggressively pursued volumes of smaller scale transmission work to absorb fixed costs. Partially offsetting these decreases was the impact of a $52.5 million charge to provision for long-term contract receivable in the three months ended September 30, 2014 associated with an electric power infrastructure services project completed in 2012, as well as lower general and administrative expenses during the third quarter of 2015 associated with lower compensation and benefits costs as compared to last year’s third quarter.

Oil and Gas Infrastructure Services Segment Results

Revenues for this segment increased $6.5 million, or 0.9%, to $756.3 million for the three months ended September 30, 2015. This increase was a result of revenue contributions of approximately $65 million from companies acquired since the third quarter of 2014, as well as increased revenues from distribution and other services. Partially offsetting these increases were reduced demand for services due to lower oil prices and their impact on customer spending and decreased transmission revenues due to normal fluctuations in large project timing, as certain projects that were ongoing in the three months ended September 30, 2014 were at or near completion in the three months ended September 30, 2015, and regulatory delays related to certain other large mainline projects that shifted work from the second half of 2015 into 2016. Changes in foreign currency translation rates have also reduced revenues contributed by our international operations by approximately $26 million in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily as a result of strengthening of the U.S. dollar against the Canadian and Australian dollars.

Operating income decreased $16.0 million, or 21.3%, to $58.9 million for the three months ended September 30, 2015. Operating income as a percentage of segment revenues decreased to 7.8% for the three months ended September 30, 2015 from 10.0% for the three months ended September 30, 2014. These decreases were primarily due to the decrease in transmission revenues described above, which typically yield higher margins. Also contributing to the decrease in operating income as a percentage of revenues was lower demand for services associated with certain operations as a result of lower oil prices and permitting delays, which negatively impacted this segment’s ability to cover fixed costs.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended September 30, 2015 increased $7.0 million to $54.9 million as compared to the quarter ended September 30, 2014. This increase was primarily due to $3.5 million in higher salaries, benefits and non-cash stock compensation associated with acquisitions and long-term incentive plans, and $1.7 million in higher acquisition and integration costs.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Electric Power Infrastructure Services Segment Results

Revenues for this segment decreased $292.8 million, or 7.4%, to $3.65 billion for the nine months ended September 30, 2015. Revenues from electric power infrastructure services were adversely impacted by reduced customer spending and delays in project timing due to regulatory and permitting issues associated with large electric transmission projects. The revenues contributed from our international operations were negatively impacted by approximately $101 million as a result of less favorable foreign currency translation rates in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily attributable to the strengthening of the U.S. dollar against the Canadian and Australian dollars. Also contributing to the decrease was $23.8 million in lower emergency restoration services revenues. Partially offsetting these decreases were the contribution of approximately $60 million in revenues by acquired companies and increased activity from smaller scale transmission and electric distribution projects due to increased spending by our customers.

Operating income decreased $87.7 million, or 24.3%, to $274.0 million for the nine months ended September 30, 2015. Operating income as a percentage of segment revenues decreased to 7.5% for the nine months ended September 30, 2015 from 9.2% for the nine months ended September 30, 2014. These decreases were primarily due to a decrease in revenues from large electric transmission projects mentioned above, which typically yield higher margins, and a corresponding increase in lower margin revenues from smaller scale transmission work. This change in revenue mix also resulted in increased inefficiencies associated with transitioning between smaller projects that are not experienced during continuous production on larger projects, as well as certain large transmission resources being underutilized during the nine months ended September 30, 2015. In addition, operating income decreased due to the negative impact of approximately $45 million in aggregate losses recorded during the first nine months of 2015 on two projects due to increased costs associated with performance and site related factors that adversely impacted production. The projects include a power plant project in Alaska expected to be complete in mid-2016 and an electric transmission project in Canada that was substantially completed during the third quarter of 2015. Also contributing to the decreases was the negative impact on production for various projects due to heavy snowfall in eastern Canada and northern areas of the U.S. and an early thaw in western Canada during the first three months of 2015. Additionally, lower emergency restoration services revenues impacted margins since such services typically yield higher margins. Operating income and margins during the third quarter of 2014 were also negatively impacted by a $52.5 million charge to provision for long-term contract receivable associated with an electric power infrastructure services project completed in 2012.

Oil and Gas Infrastructure Services Segment Results

Revenues for this segment increased $246.4 million, or 13.8%, to $2.03 billion for the nine months ended September 30, 2015. Revenues in the nine months ended September 30, 2015 were favorably impacted by approximately $245 million in revenues generated by acquired companies, as well as increased revenues from distribution and other services. Partially offsetting this increase were reduced demand for services due to lower oil prices and their impact on customer spending, normal fluctuations in large project timing, as certain projects that were ongoing in the nine months September 30, 2014 were at or near completion in the nine months ended September 30, 2015, and regulatory delays on certain other large mainline pipe projects that have shifted work from the second half of 2015 into 2016. Revenues for the nine months ended September 30, 2015 also reflect the negative impact of changes in foreign currency translation rates, which reduced revenues contributed by our international operations by approximately $76 million as a result of the strengthening of the U.S. dollar against the Canadian and Australian dollars.

Operating income increased $9.8 million, or 8.9%, to $119.0 million for the nine months ended September 30, 2015. Operating income as a percentage of segment revenues decreased to 5.9% for the nine months ended September 30, 2015 from 6.1% for the nine months ended September 30, 2014. The increase in operating income was primarily due to the negative impact during the nine months ended September 30, 2014 of an aggregate $38.8 million expense associated with an adverse arbitration decision regarding a contract dispute on a 2010 directional drilling project, and an increase in the estimated withdrawal liability associated with the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan) based on certain withdrawal scenarios that increased the estimated range of possible liability. Operating income for the nine months ended September 30, 2015 was also positively impacted by profit contributed from acquired companies. These increases in operating income were partially offset by a decrease in transmission revenues, which typically yield higher margins and project losses of approximately $8 million on a directional drilling project in Canada expected to be complete by year-end. Also contributing to the decrease in operating income as a percentage of revenues was lower demand for services associated with certain operations as a result of lower oil prices, which negatively impacted this segment’s ability to cover fixed costs.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the nine months ended September 30, 2015 increased $19.6 million to $159.1 million as compared to the nine months ended September 30, 2014. This increase was primarily due to $8.5 million in higher salaries and benefits associated with cost of living increases and increased personnel, $1.5 million in higher non-cash stock-based compensation associated with acquisitions and long-term incentive plans, $5.1 million in higher costs associated with ongoing technology and business development initiatives, and $1.1 million in higher rent and utilities.

Liquidity and Capital Resources

Cash Requirements

Our cash and cash equivalents totaled $49.2 million as of September 30, 2015 and $190.5 million as of December 31, 2014. As of September 30, 2015 and December 31, 2014, cash and cash equivalents held in domestic bank accounts were approximately $19.7 million and $127.2 million, and cash and cash equivalents held in foreign bank accounts were approximately $29.5 million and $63.3 million, held primarily in Canada and Australia. As of September 30, 2015 and December 31, 2014, cash and cash equivalents held by our investments in joint ventures, which are either consolidated or proportionately consolidated, were approximately $17.8 million and $19.1 million. Cash and cash equivalents held by the joint ventures are available to support the operations of the related joint ventures, and we do not have access to that cash for our other operations. Under the terms of the partnership agreements, we generally have no right to the joint ventures’ cash other than participating in distributions and in the event of dissolution.

We were in compliance with the covenants under our credit agreement at September 30, 2015. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. Capital expenditures related to continuing operations are expected to total $210 million to $220 million for 2015, of which we have spent approximately $169.0 million through September 30, 2015.

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

During the fourth quarter of 2013, Quanta’s board of directors approved a stock repurchase program authorizing Quanta to purchase, from time to time through December 31, 2016, up to $500.0 million of its outstanding common stock (the 2013 Repurchase Program). During the third quarter of 2015, we completed the 2013 Repurchase Program by purchasing 1.8 million shares of our common stock at a cost of $52.2 million.

On August 4, 2015, we completed the sale of our fiber optic licensing operations for a purchase price of approximately $1 billion in cash, resulting in after-tax net proceeds of approximately $848 million. We have presented the results of operations, financial position, cash flows and disclosures of the fiber optic licensing operations as discontinued operations for all periods in our unaudited condensed consolidated financial statements. A cash tax payment of approximately $147 million related to the gain will be paid in the fourth quarter of 2015.

Also during the third quarter of 2015, our board of directors approved a new stock repurchase program authorizing us to purchase, from time to time through February 28, 2017, up to $1.25 billion of our outstanding common stock (the 2015 Repurchase Program). Repurchases under the 2015 Repurchase Program can be made in open market or privately negotiated transactions, including pursuant to an accelerated share repurchase arrangement, an issuer repurchase plan or otherwise, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. The 2015 Repurchase Program does not obligate us to acquire any specific amount of common stock and may be modified or terminated by our board of directors at any time at its sole discretion and without notice.

On August 7, 2015, we entered into an accelerated share repurchase arrangement (the ASR) to repurchase $750.0 million of our common stock under the 2015 Repurchase Program. Under the terms of the ASR, we paid $750.0 million to JPMorgan Chase Bank, National Association, London Branch (JPMorgan) and initially received 25.7 million shares of common stock. The fair market value of these 25.7 million shares at the time of delivery was approximately $600.0 million, and the repurchased shares and the related cost to acquire them have been accounted for as an adjustment to the balance of treasury stock as of September 30, 2015, reducing the weighted-average number of basic and diluted common shares used to calculate our earnings per share. The $150.0 million remaining under the ASR was recorded as an adjustment to additional paid-in capital (APIC) as of September 30, 2015 and will be reclassified from APIC to treasury stock upon final settlement of the ASR.

The final number of shares that we will repurchase under the ASR will be based on a volume-weighted average share price of our common stock during the term of the ASR, minus a discount and, subject to other adjustments pursuant to the terms and conditions of the ASR. Final settlement of the ASR is scheduled to occur in the second quarter of 2016, but the ASR may be terminated early or extended in certain circumstances. At settlement, we may be entitled to receive additional shares of our common stock from JPMorgan or, under certain circumstances, we may be required to deliver shares or make a cash payment (at our option) to JPMorgan. In addition to the initial share delivery under the ASR, during the third quarter of 2015, Quanta repurchased 15.6 million shares of its common stock at a cost of $373.1 million in the open market under the 2015 Repurchase Program.

During the three and nine months ended September 30, 2015, we repurchased a total of 43.1 million and 55.7 million shares valued at $1.03 billion and $1.38 billion pursuant to both the 2013 Repurchase Program and the 2015 Repurchase Program. The shares and the related cost to acquire them have been accounted for as an adjustment to the balance of treasury stock. As of September 30, 2015, approximately $276.9 million remained available under the 2015 Repurchase Program; however, $150.0 million of that amount had been paid under the ASR for additional shares expected to be delivered upon final settlement of the ASR, as discussed above. During the fourth quarter of 2015, we repurchased an additional 3.6 million shares of our common stock at a cost of $76.8 million in the open market under our 2015 Repurchase Program.

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

Sources and Uses of Cash

As of September 30, 2015, we had cash and cash equivalents of $49.2 million and working capital of $1.02 billion. We also had $318.5 million of outstanding letters of credit and bank guarantees, $226.1 million of which was denominated in U.S. dollars and $92.4 million of which was denominated in Australian or Canadian dollars. We also had $339.2 million of outstanding borrowings under our credit facility, $97.7 million of which was denominated in Canadian dollars and $241.5 million of which was denominated in U.S. dollars. As of September 30, 2015, our $1.325 billion senior secured revolving credit facility, which matures on October 30, 2018, had $667.3 million available for borrowings or issuing new letters of credit or bank guarantees.

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

Operating activities of continuing operations provided net cash of $108.9 million during the three months ended September 30, 2015 as compared to $50.3 million provided during the three months ended September 30, 2014. The increase in cash flows from operating activities of continuing operations for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily due to lower working capital requirements for projects at or near completion as compared to certain electric power transmission and oil and gas infrastructure projects that increased production during the three months ended September 30, 2014. Partially offsetting these increases in cash flows from operations of continuing operations were less favorable operating results during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Operating activities of continuing operations provided net cash of $394.7 million during the nine months ended September 30, 2015 as compared to $7.0 million used during the nine months ended September 30, 2014. The increase in cash flows from operating activities of continuing operations for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was partially due to the receipt of a $65 million cash payment in settlement of an arbitration proceeding involving certain contract price adjustments, as described in Legal Proceedings—Sunrise Powerlink Arbitration in Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. Also contributing to the increase was reduced income tax payments in the nine months ended September 30, 2015 as a result of the $102.5 million charge to selling, general and administrative expense in 2014 related to receivables for the Sunrise PowerLink project, as well as reduced incentive compensation payments based on our performance against incentive metrics. Cash flow from operating activities of continuing operations for the nine months ended September 30, 2014 was also negatively impacted by increased working capital requirements associated with the ramp up on certain electric power transmission projects, weather related delays in part of North America, the timing of project close-outs that affected the achievement of certain billing milestones, and a $28.3 million payment made in the first nine months of 2014 associated with the arbitration decision described above.

Days sales outstanding (DSO) as of September 30, 2015 was 85 days as compared to 83 days at September 30, 2014. DSO is calculated by using the sum of current accounts receivable, net of allowance (which include retainage and unbilled balances), plus costs and estimated earnings in excess of billings on uncompleted contracts less billings in excess of costs and estimated earnings on uncompleted contracts, divided by average revenues per day during the quarter.

Investing Activities

During the three months ended September 30, 2015, investing activities of continuing operations used net cash of $70.9 million as compared to $146.9 million used in the three months ended September 30, 2014. Investing activities of continuing operations in the third quarter of 2015 included $48.0 million used for capital expenditures and $29.4 million used in connection with business acquisitions, partially offset by $8.5 million of proceeds from the sale of equipment. Investing activities of continuing operations in the third quarter of 2014 included $67.6 million used for capital expenditures and $81.8 million used in connection with acquisitions, partially offset by $2.9 million of proceeds from the sale of equipment.

During the nine months ended September 30, 2015, we used net cash in investing activities of continuing operations of $254.9 million as compared to $340.7 million used in the nine months ended September 30, 2014. Investing activities of continuing operations in the nine months ended September 30, 2015 included $169.0 million used for capital expenditures and $102.0 million used in connection with business acquisitions, partially offset by $17.5 million of proceeds from the sale of equipment. Investing activities of continuing operations in the nine months ended September 30, 2014 included $187.6 million used for capital expenditures and $161.4 million used in connection with acquisitions, partially offset by $9.5 million of proceeds from the sale of equipment.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or magnitude of the potential cash outlays for these initiatives.

Financing Activities

During the three months ended September 30, 2015, net cash used in financing activities of continuing operations was $1.03 billion as compared to net cash provided of $56.3 million in the three months ended September 30, 2014. Financing activities of continuing operations in the three months ended September 30, 2015 included $1.18 billion for common stock repurchases under our stock repurchase programs, partially offset by $142.3 million of net proceeds associated with borrowings under our credit facility. Financing activities of continuing operations in the three months ended September 30, 2014 included $76.9 million of net proceeds under our credit facility, partially offset by $19.3 million of debt repayments primarily related to debt of an acquired company that was repaid shortly after the acquisition date and $3.0 million of cash payments to non-controlling interests as distributions of joint venture profits.

During the nine months ended September 30, 2015, net cash used in financing activities of continuing operations was $1.26 billion as compared to net cash provided of $1.3 million in the nine months ended September 30, 2014. Financing activities of continuing operations in the nine months ended September 30, 2015 included $1.53 billion for common stock repurchases under our stock repurchase programs, $6.5 million of cash payments to non-controlling interests as distributions of joint venture profits and $5.2 million of debt repayments, partially offset by $282.3 million of net proceeds associated with borrowings under our credit facility. Financing activities of continuing operations in the nine months ended September 30, 2014 included $76.9 million of net proceeds under our credit facility, partially offset by $45.0 million of common stock repurchases under our stock repurchase program and $30.0 million of debt repayments, primarily related to debt of acquired companies that was repaid shortly after the respective acquisition dates and $3.5 million of cash payments to non-controlling interests as distributions of joint venture profits.

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

As of September 30, 2015, we had approximately $318.5 million of outstanding letters of credit and bank guarantees, $226.1 million of which was denominated in U.S. dollars and $92.4 million of which was denominated in Australian and Canadian dollars. We also had $339.2 million of outstanding borrowings under the credit facility, $97.7 million of which was denominated in Canadian dollars and $241.5 million of which was denominated in U.S. dollars. The remaining $667.3 million was available for borrowings or issuing new letters of credit or bank guarantees.

Effective April 1, 2014, amounts borrowed under the credit agreement in U.S. dollars bear interest, at our option, at a rate equal to either (i) the Eurocurrency Rate (as defined in the credit agreement) plus 1.125% to 2.125%, as determined based on our Consolidated Leverage Ratio (as described below), or (ii) the Base Rate (as described below) plus 0.125% to 1.125%, as determined based on our Consolidated Leverage Ratio. Amounts borrowed as revolving loans under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.125% to 2.125%, as determined based on our Consolidated Leverage Ratio. Standby letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.125% to 2.125%, based on our Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement)issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.675% to 1.275%, based on our Consolidated Leverage Ratio. We are also subject to a commitment fee of 0.20% to 0.40%, based on our Consolidated Leverage Ratio, on any unused availability under the credit agreement.

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement). The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on our assets. The credit agreement allows cash payments for dividends and stock repurchases subject to compliance with the following requirements (after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of September 30, 2015, we were in compliance with all of the covenants in the credit agreement.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of September 30, 2015, the maximum guaranteed residual value was approximately $480.7 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of September 30, 2015, we had $318.5 million in outstanding letters of credit and bank guarantees to secure our casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2015 and 2016. Upon maturity, it is expected that the majority of the letters of credit related to the casualty insurance program will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of the lenders that are party to our credit agreement, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. Subject to certain conditions and consistent with terms of our credit agreement, these security interests will be automatically released if we maintain a corporate credit rating that is BBB- (stable) or higher by Standard & Poor’s Rating Services and a corporate family rating that is Baa3 (stable) or higher by Moody’s Investors Services. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of September 30, 2015, the total amount of outstanding performance bonds was estimated to be approximately $2.4 billion. Our estimated maximum exposure as it relates to the value of performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of our commitments under the performance bonds generally extinguishes concurrently with the expiration of our related contractual obligation. The estimated cost to complete these bonded projects was approximately $786 million as of September 30, 2015.

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

Contractual Obligations

As of September 30, 2015, our future contractual obligations were as follows (in thousands):

	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
Long-term debt (1)	$344,783	$148	$596	$4,880	$339,159	$—	$—
Operating lease obligations	232,679	23,170	68,570	51,415	38,039	21,750	29,735
Capital lease obligations (1)	5,776	539	1,740	1,601	1,351	545	—
Equipment purchase commitments	5,818	5,327	491	—	—	—	—
Capital commitment related to investments in unconsolidated affiliates (2)	67,733	3,684	8,010	32,238	—	23,801	—

Total	$656,789	$32,868	$79,407	$90,134	$378,549	$46,096	$29,735

(1)	Amounts are recorded in our September 30, 2015 condensed consolidated balance sheet.
(2)	A return of capital from an unconsolidated affiliate of approximately $42.5 million is anticipated in August 2017 and is not included in these amounts.

Capital Commitments

We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of September 30, 2015, production orders for approximately $5.3 million had been issued with delivery dates scheduled to occur throughout the remainder of 2015 and approximately $0.5 million of production orders with delivery dates in 2016. Although we have committed to the purchase of these vehicles at the time of their delivery, we intend that these orders will be assigned to third party leasing companies and made available to us under certain of our master equipment lease agreements, which will release us from our capital commitment.

Unrecognized Tax Benefits

We are currently under examination by the Internal Revenue Service for tax years 2011 and 2012. Additionally, certain of our subsidiaries are under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods, and the amount of unrecognized tax benefits could therefore increase or decrease as a result of the expiration of certain statute of limitations periods or settlements of these examinations. We believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $22.2 million due to the expiration of certain statute of limitations periods or settlements of the examinations.

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

We may also be required to make additional contributions to our multi-employer pension plans if they become underfunded, and these additional contributions will be determined based on our union employee payrolls. The Pension Protection Act of 2006 added special funding and operational rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered” or “critical” status. Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, as applicable, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. A number of multi-employer plans to which our operating units contribute or may contribute in the future are in “endangered,” “seriously endangered” or “critical” status. The amount of additional funds, if any, that we may be obligated to contribute to these plans in the future cannot be reasonably estimated and are not included in the above table due to uncertainty of the future levels of work that require the specific use of the union employees covered by these plans, as well as the future contribution levels and possible surcharges on contributions applicable to these plans.

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

2011 Central States Plan Withdrawal Liability. In the fourth quarter of 2011, certain of our subsidiaries withdrew from the Central States Plan. This withdrawal event was the result of an amendment to a collective bargaining agreement with the International Brotherhood of Teamsters (Teamsters) that eliminated certain employers’ obligations to contribute to the Central States Plan, which was then in critical status and significantly underfunded as to its vested benefit obligations. The amendment was negotiated by the Pipe Line Contractors Association (PLCA) on behalf of its members, which include our subsidiaries. Because certain of our other subsidiaries continued participation in the Central States Plan into 2012, the subsidiaries’ withdrawals in 2011 effected only a partial withdrawal in 2011. We believed that the partial withdrawal was advantageous because it limited exposure to increased liability resulting from a future withdrawal event, at which point the Central States Plan could have been further underfunded. We, along with other PLCA members, now contribute to a different multi-employer pension plan on behalf of the affected Teamsters employees. While certain additional Quanta subsidiaries continued participation in the Central States Plan into 2012, we believe that such subsidiaries withdrew from the Central States Plan in 2012, thereby effecting a complete withdrawal as of December 30, 2012 for all Quanta entities.

In connection with the partial withdrawal in 2011, we recorded a withdrawal liability of approximately $32.6 million in the fourth quarter of 2011. The partial withdrawal liability amount was based on estimates received from the Central States Plan. The Central States Plan subsequently asserted that the withdrawal of the PLCA members, and thus our partial withdrawal, was not effective in 2011. The PLCA and Quanta believed at that time that a legally effective withdrawal had occurred during the fourth quarter of 2011, and this issue was litigated in the federal district court for the Northern District of Illinois, Eastern Division. The District Court ruled in September 2013 that the withdrawal of the PLCA members was not effective in 2011, and that decision was appealed by the PLCA. In September 2015, the United States Court of Appeals for the Seventh Circuit ruled in favor of the PLCA. While this outcome is a positive result for the PLCA, the full effect of the ruling on our ultimate liability stake is still under evaluation.

Separately, in December 2013, the Central States Plan filed lawsuits against two of our subsidiaries in connection with their withdrawal in 2012. In the first lawsuit, the Central States Plan alleged that the subsidiary elected to participate in the Central States Plan pursuant to the collective bargaining agreement under which it participated. We argued that no such election was made and that any payments made to the Central States Plan were made in error. In July 2014, we reached an agreement to settle the lawsuit, and the court dismissed the case with prejudice. In the second lawsuit, the Central States Plan alleged that contributions made by the subsidiary to a new industry fund created after we withdrew from the Central States Plan should have been made to the Central States Plan. This arguably would have extended our withdrawal date to at least the end of 2013. We disputed these allegations on the basis that we properly paid contributions to the new industry fund based on the terms of the collective bargaining agreement under which we participated and asserted that we terminated our obligation to contribute to the Central States Plan by the end of 2012. The parties both moved for summary judgment, and in March 2015, the court entered judgment in our favor. The Central States Plan filed a notice of appeal in April 2015.

In March 2014, the Central States Plan provided revised estimates indicating that the total withdrawal liability based on certain withdrawal scenarios from 2011 through 2014 could range between $40.1 million and $55.4 million. In July 2014, the Central States Plan also provided us with a Notice and Demand of partial withdrawal liability for certain Quanta entities in the amount of $39.6 million. We continue to dispute the total withdrawal liability owed to the Central States Plan; however, we began to make monthly payments associated with this Notice and Demand in the third quarter of 2014 while the parties continue the related process to determine the final withdrawal liability. The amount owed upon resolution of this matter will be reduced by the total amount of monthly payments made.

The ultimate liability associated with the complete withdrawal of Quanta’s subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. Based on the previous estimates of liability associated with a complete withdrawal from the Central States Plan, and allowing for the exclusion of amounts we believe to have been improperly included in such estimate, we will seek to challenge and further negotiate the amount owed in connection with this matter. However, we recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within the range communicated to us by the Central States Plan. We believe that the range of reasonable possible loss associated with the Central States Plan is up to $55.4 million. Given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the liability we have recognized through September 30, 2015.

Central States Plan Grievance Matter. In March 2014, the Teamsters Downstate Illinois Construction Industry Negotiating Committee and Association of General Contractors of Illinois Joint Grievance Committee concluded that one of our subsidiaries should have hired two Teamsters employees under a specific collective bargaining agreement to perform certain jobs. This grievance matter was subsequently resolved with the Teamsters, effectively resulting in an award of wages and benefits (including pension contributions) to the two Teamsters employees under an alternate collective bargaining agreement unrelated to the Central States Plan.

2013 Central States Plan Withdrawal Liability. On October 9, 2013, we acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of acquisition. The Central States Plan issued a Notice and Demand dated March 13, 2013 to the acquired company for withdrawal liability in the total amount of $6.9 million, payable in installments. We took the position that the amount of withdrawal liability payable to the Central States Plan as a result of its complete withdrawal was $4.8 million, of which approximately $2.4 million remained outstanding as of September 30, 2015. We have taken steps to challenge the amount of the asserted withdrawal liability by the Central States Plan; however, payments in accordance with the terms of the Notice and Demand are required to be made while the dispute is ongoing. Approximately $2.1 million of the purchase price was deposited into an escrow account on October 9, 2013 to fund any withdrawal obligation in excess of the $4.8 million initially demanded. Accordingly, the acquired company’s withdrawal from the Central States Plan is not expected to have a material impact on our financial condition, results of operations or cash flows. The amount of withdrawal liability payable to the Central States Plan in connection with this matter will ultimately depend on various factors, including the outcome of the PLCA litigation described above.

Letters of Credit Fees and Commitment Fees

Also excluded from the Contractual Obligations table is interest associated with letters of credit fees and commitment fees under our credit facility because the outstanding letters of credit, availability and applicable interest rates and fees are variable. For additional information regarding the interest rates associated with borrowings under our credit facility, see Liquidity and Capital Resources — Debt Instruments — Credit Facility above.

Joint Venture Capital Commitments

We have also excluded from the Contractual Obligations table additional capital commitments associated with investments in unconsolidated affiliates related to planned midstream infrastructure projects of approximately $7.3 million because we are unable to determine the exact timing of these capital commitments but anticipate them to be paid by June 1, 2017. As specific amounts of capital commitments and their timing are determined, we will reflect such amounts in the Contractual Obligations table.

Self-Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Under these programs, the deductibles for general liability and auto liability are $10.0 million per occurrence, the deductible for worker’s compensation is $5.0 million per occurrence, and the deductible for employer’s liability is $1.0 million per occurrence for the 2015-2016 and 2014-2015 policy years. We are generally self-insured for all claims that do not exceed the amount of the applicable deductible. In connection with our casualty insurance programs, we are required to issue letters of credit to secure our self-insured obligations. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of September 30, 2015 and December 31, 2014, the gross amount accrued for insurance claims totaled $194.6 million and $170.2 million with $150.6 million and $130.8 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of September 30, 2015 and December 31, 2014 were $8.7 million and $9.1 million of which $0.5 million and $0.8 million were included in prepaid expenses and other current assets and $8.2 million and $8.3 million were included in other assets, net.

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

No customers represented 10% or more of our revenues for the three and nine months ended September 30, 2015 and 2014, and no customers represented 10% or more of our consolidated net position as of September 30, 2015 or December 31, 2014.

Legal Proceedings

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Legal Proceedings and Collective Bargaining Agreements in Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report for additional information regarding litigation, claims and other legal proceedings, including our withdrawal liability under the Central States Plan.

Related Party Transactions

In the normal course of business, we enter into transactions from time to time with related parties. These transactions typically take the form of facility leases with prior owners of certain acquired companies.

New Accounting Pronouncements

Adoption of New Accounting Pronouncements.

In April 2014, the FASB issued an update that changes the requirement for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the entity or group of components of an entity meets the criteria to be classified as held for sale or when it is disposed of by sale or other than by sale. The update also requires additional disclosures about discontinued operations, a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, and an entity’s significant continuing involvement with a discontinued operation. We adopted this guidance effective January 1, 2015 and have incorporated the new requirements into our presentation of the disposition of our fiber optic licensing operations as discontinued operations.

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

In February 2015, the FASB issued an update which amends existing consolidation guidance, including amending the guidance related to determining whether an entity is a variable interest entity. The update is effective for interim and annual periods beginning after December 15, 2015, although early adoption is permitted. The guidance may be applied using a modified retrospective approach whereby the entity records a cumulative effect of adoption at the beginning of the fiscal year of initial application. A reporting entity may also apply the amendments on a full retrospective basis. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements. We will adopt this guidance by January 1, 2016.

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

In July 2015, the FASB issued an update that requires inventory to be measured at either the lower of cost or net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference will be recognized as a loss in earnings in the period in which it occurs. The update is required to be adopted prospectively and is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements and will adopt this guidance by January 1, 2017.

In September 2015, the FASB issued an update that requires an acquiring company to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which such adjustments are determined. An acquiring company must record any effect on earnings from changes in depreciation or amortization or other income effects, calculated as if the accounting had been completed at the acquisition date. The acquiring company must also present separately on the face of the income statement or disclose in the notes the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. The update is required to be adopted prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not yet been issued. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements and will adopt this guidance by January 1, 2016.

Outlook

We believe there are growth opportunities across all the industries we serve. However, we and our customers continue to operate in a somewhat uncertain business environment, with gradual improvement in the economy yet continuing uncertainty in the marketplace. Our customers are also facing stringent regulatory and environmental requirements as they develop projects to enhance and expand their infrastructure. Lower oil prices have adversely impacted certain of our end markets, and we could continue to experience softness in these end markets should prices remain at lower levels for an extended period of time. In addition, regulatory delays have impacted our business, particularly for large electric transmission and mainline pipe projects. These economic, regulatory and other factors have negatively affected our results in the past and may continue to create some uncertainty as to the timing of anticipated customer spending. We believe that our financial and operational strengths will enable us to manage these challenges and uncertainties, and we remain optimistic about our near-term and long-term opportunities.

Electric Power Infrastructure Services Segment

The North American electric grid is aging and requires significant upgrades, maintenance and expansion to meet current and future demands for reliable power delivery. Over the past several years, many utilities across North America have begun to implement plans to improve their transmission systems in order to improve reliability and reduce congestion. Among other things, these activities include new construction, structure change-outs, line upgrades and maintenance projects on many transmission systems. In addition, state renewable portfolio standards, which set required or voluntary standards for how much power is to be generated from renewable energy sources, can result in the need for additional transmission lines and substations to transport the power from these facilities, which are often in remote locations, to demand centers. Other factors, such as the reliability standards issued by the North American Electric Reliability Corporation (NERC) and other regulatory actions, are also driving transmission system upgrades and expansions. We believe these factors create significant opportunities for our transmission infrastructure services.

The Federal Energy Regulatory Commission (FERC) issued FERC Order No. 1000 to promote more efficient and cost-effective development of new transmission facilities. The order establishes transmission planning and cost allocation requirements intended to facilitate multi-state electric transmission lines and to encourage competition by removing, under certain conditions, federal rights of first refusal from FERC-approved tariffs and agreements. FERC Order No. 1000 was affirmed by FERC in May 2012 with the issuance of FERC Order No. 1000-A. In the short-term, we believe FERC Order No. 1000 implementation and compliance has created some confusion and uncertainty amongst utilities and regulators that has adversely impacted the timing of some potential transmission projects and spending. However, as these challenges are worked through, we believe FERC Order No. 1000 has the potential to favorably impact electric transmission line development over time, particularly for large, high-voltage electric transmission projects.

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

In the near-term, margins in our Electric Power Infrastructure Services segment have experienced pressure due to increased industry transmission resource availability as construction of several large, high-voltage transmission projects has been delayed due to the challenging regulatory approval and permitting environment. In response to this trend, over the past several quarters, we have reallocated many of our large transmission resources to the small and medium size transmission market. We believe these large transmission projects have been delayed and not canceled and that demand for our transmission services will remain strong over the next several years. As such, we have largely maintained our transmission resource posture in order to remain strategically positioned to pursue transmission projects in the future. We also believe there are excess transmission contractor resources in the small and medium sized transmission marketplace, which is resulting in increased competition and pricing pressure for those services. Despite these competitive pressures, we will remain focused on maintaining our pricing discipline. We believe this heightened competitive environment should be a relatively short-term dynamic and that competitive pressures could lessen as large, high-voltage transmission projects move forward over the coming quarters and the small and medium size transmission market continues to grow and/or contractors adjust to the current environment.

Several existing, pending or proposed legislative or regulatory actions may also positively affect demand for the services provided by this segment in the long term, particularly in connection with electric power infrastructure and renewable energy spending. For example, legislative or regulatory action that alleviates some of the siting and right-of-way challenges that impact transmission projects would potentially accelerate future transmission line construction. We also anticipate increased infrastructure spending by our customers as a result of regulation requiring the power industry to meet federal reliability standards for its transmission and distribution systems and providing incentives to the industry to invest in and improve maintenance on its systems. Developments in environmental regulations concerning fossil fuel power generation plants are resulting in the need to retire or upgrade older coal-fired generation facilities to comply with new environmental and emission rules. Much of the electricity previously generated from retired coal-fired generation facilities will be replaced over the coming years by newly developed natural gas-fired and renewable generation facilities. We believe this “coal to gas” dynamic will require old transmission lines to be updated, rebuilt or replaced with higher voltage transmission infrastructure as well as the construction of new transmission infrastructure to connect new natural gas-fired generation facilities to the grid.

We benefited from increases in distribution spending throughout the last four years, despite continued economic and political uncertainties. Furthermore, as a result of reduced spending by utilities on their distribution systems during 2009 and 2010, combined with the need to meet reliability requirements, we believe there is an ongoing need for utilities to sustain investment in their distribution systems in order to properly maintain their systems. In addition, a number of utilities are implementing system upgrades or “hardening” programs in response to severe weather events that have occurred over the past few years, which is also increasing distribution investment in some regions of the United States. We also anticipate that utilities will continue to integrate “smart grid” technologies into their distribution systems over time to improve grid management and create efficiencies.

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

The need to ensure available specialized labor resources for projects also drives strategic relationships with customers. In addition, several industry and market trends are prompting customers in the electric power industry to seek outsourcing partners. These trends include an aging utility workforce and labor availability issues, increasing pressure to reduce cost and improve reliability, and increasing duration and complexity of customer capital programs. Due to these and other factors, we believe customer demand for labor resources will continue to increase, possibly outpacing the supply of industry resources. As a result, we believe the number of opportunities for strategic partnerships is growing.

Oil and Gas Infrastructure Services Segment

We believe there will continue to be growth opportunities in our oil and gas infrastructure services operations, primarily in the installation and maintenance of mainline pipe, midstream gathering systems, production systems and related facilities, as well as pipeline integrity and specialty services such as horizontal directional drilling. We believe opportunities for this segment exist as a result of the ongoing development of unconventional shale formations in North America that produce natural gas, natural gas liquids and/or crude oil, as well as the development of Canadian oil sands and the development of coal seam gas and unconventional shale formations in Australia. We believe this will require the construction of mainline pipe infrastructure to connect production with demand centers and the development of midstream gathering infrastructure within areas of production. We also believe the goals of clean energy and energy independence for North America, as well as more stringent environmental regulations, will make abundant, low-cost natural gas the fuel of choice versus coal for power generation over time, creating the need for continued investment in natural gas infrastructure. We believe our position as a leading provider of mainline pipe and gathering system infrastructure services in North America and Australia will allow us to capitalize on these opportunities.

The oil and gas industry is cyclical and subject to volatility as a result of fluctuations in natural gas, natural gas liquids and oil prices. In the past, sustained periods of low prices for these products negatively impacted the development of these natural resources and related infrastructure. The recent decline in oil prices has adversely impacted demand for some of our services in the near term, primarily infrastructure services in Australia, Canada and the Gulf of Mexico. Those markets could continue to experience softness if oil prices remain at lower levels for an extended period of time. In addition, environmental scrutiny, stringent regulatory requirements and cumbersome permitting processes caused delays of some mainline pipe projects during the past several years. These dynamics resulted in below average mainline pipe construction opportunities for us and the industry in 2011, 2012 and 2013. However, the mainline pipe market, in our view, began to improve in the later part of 2013 and has continued to improve since then, though regulatory delays for some projects have moderated the pace of recovery.

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

Our customers continue to invest in the infrastructure needed to support the development of unconventional shale formations. We have established a strong presence in select unconventional shale formations to position us to successfully pursue projects associated with midstream gathering infrastructure development. Even though oil prices have declined recently, demand for pipeline services to support shale gathering infrastructure has remained active in the markets we are strategically focused on, principally the Marcellus and Utica shale formations, which are primarily driven by natural gas. However, we believe demand for infrastructure services in areas where oil is the primary product, such as certain oil driven shale formations elsewhere in the United States, Australia, the Canadian Oil Sands and offshore oil resources in the Gulf of Mexico, has been negatively impacted by low oil prices. These markets could remain challenged if oil prices remain at lower levels for an extended period of time. The majority of our midstream gathering work is performed in shale formations where natural gas is the primary product being produced, and our services in these areas have not been materially impacted by lower oil prices. Over the medium and longer term, however, we believe oil, natural gas and natural gas liquids should achieve prices that support their continued exploitation, which will require additional infrastructure to be built to support increased North American hydrocarbon production.

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

We are also experiencing an increase in demand for our natural gas distribution services as a result of continuing improvement in economic conditions and lower natural gas prices. A number of states, particularly states in the northeast United States that have cities and areas with very old natural gas distribution infrastructure, have approved and are implementing regulations and programs to replace cast iron, wrought iron and bare steel natural gas infrastructure, which is prone to failure with age, with modern and safer pipe material. We expect this to take an extended period of time, which should provide attractive growth opportunities for this part of our business.

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

Fiber Optic Licensing and Other Segment

On August 4, 2015, we completed the sale of our fiber optic licensing operations for a purchase price of approximately $1 billion in cash, resulting in after-tax net proceeds of approximately $848 million. The transaction did not include the operations in this segment that provide various telecommunications infrastructure services on a limited and ancillary basis, which are included in our Electric Power Infrastructure Services segment.

Conclusion

We continue to see growth opportunities in all of the industry segments we serve, despite lower oil and natural gas prices, continuing challenges from uncertain economic conditions and restrictive regulatory requirements, including recent regulatory delays that have impacted our business and outlook for 2015, particularly for large electric transmission and mainline pipe projects. However, we expect many of these delayed projects to move forward over the longer-term once regulatory approvals have been received.

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

The recent decline in oil prices creates uncertainty and has adversely impacted demand for some of the services in our Oil and Gas Infrastructure Services segment. This dynamic could continue should oil prices remain at lower levels for an extended period of time. However, we believe near-term and longer-term dynamics create growth opportunities going forward for our oil and gas infrastructure services operations. We believe that our overall size and breadth of service offerings provide competitive advantages that allow us to leverage opportunities driven by the development and production of resources from North American unconventional shale formations, the Canadian oil sands and coal seam gas and unconventional shale formations in Australia. Development activity in the shale formations in which we are strategically focused remains active, and North American oil and natural gas production is expected to continue to increase over time, thereby driving demand for midstream gathering system infrastructure. Further, we are seeing encouraging indications that increases in mainline pipe project activity in late 2013, 2014 and 2015 could continue through 2016. We also believe that our strategy to pursue midstream gathering system opportunities in certain unconventional shale formations in the United States, as well as the anticipated increase in demand for our pipeline integrity, rehabilitation and replacement services from pipeline integrity initiatives, and other services in adjacent markets that we have gained through recent acquisitions, will create attractive growth potential for us and also further diversify our service offerings in both the near and long term.

Our electric distribution and gas distribution services were both significantly affected by the uncertain economic conditions that existed during the prior recession. Demand for our electric distribution services has increased over the past several years as the economy has stabilized and spending on maintenance to improve reliability has returned. We are optimistic that continued implementation of electric distribution reliability programs and the potential for improvement in the housing market will facilitate continued growth in demand for our electric distribution services. Gas distribution spending has been driven primarily by improving economic conditions and the lower cost of natural gas, and more recently by efforts to replace cast iron, wrought iron and base steel distribution pipeline systems.

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

Capital expenditures for 2015 related to continuing operations are expected to be between $210 million to $220 million. We expect 2015 capital expenditures to be funded substantially from cash on hand, internal cash flows and borrowings under our credit facility.

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

Uncertainty of Forward-Looking Statements and Information

This Quarterly Report on Form 10-Q includes “forward-looking statements” reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected revenues, earnings per share, margins, capital expenditures, and other projections of operating or financial results;

•	Expectations regarding our business outlook, growth or opportunities in particular markets;

•	The expected value of contracts or intended contracts with customers;

•	Future capital allocation initiatives, including the amount, timing, availability and strategy with respect to future stock repurchases;

•	The effects or results of the sale of our fiber optic licensing operations;

•	The scope, services, term and results of any projects awarded or expected to be awarded for services to be provided by us;

•	The development of oil and natural gas mainline pipe projects and their impact on our business or demand for our services;

•	The level of oil, natural gas and natural gas liquids prices and their impact on our business or demand for our services;

•	The impact of renewable energy initiatives, including mandated state renewable portfolio standards, the economic stimulus package and other existing or potential energy legislation;

•	Potential opportunities that may be indicated by bidding activity or similar discussions with customers;

•	The potential benefits from acquisitions;

•	The expected outcome of pending or threatened litigation;

•	The business plans or financial condition of our customers;

•	Our plans and strategies; and

•	The current economic and regulatory conditions and trends in the industries we serve.

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

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Loss of customers with whom we have long-standing or significant relationships;

•	The potential that participation in joint ventures exposes us to liability and/or harm to our reputation for acts or omissions by our partners;

•	Our inability or failure to comply with the terms of our contracts, which may result in unexcused delays, warranty claims, failure to meet performance guarantees, damages or contract terminations;

•	The effect of natural gas, natural gas liquids and oil prices on our operations and growth opportunities and on our customers’ capital programs and the resulting impact on demand for our services;

•	The future development of natural resources in shale formations;

•	The inability of our customers to pay for services;

•	The failure to recover on payment claims against project owners or to obtain adequate compensation for customer-requested change orders;

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

•	The ability to access sufficient funding to finance desired growth and operations;

•	Our ability to obtain performance bonds;

•	Potential exposure to environmental liabilities;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	Rapid technological and structural changes that could reduce the demand for our services;

•	The impact of increased healthcare costs arising from healthcare reform legislation;

•	The impact of regulatory changes on labor costs;

•	The impact of significant fluctuations in foreign currency exchange rates;

•	The business, accounting and other effects from the sale of our fiber optic licensing operations;

•	The potential for claims or damages associated with the sale of our fiber optic licensing operations, including as a result of indemnity claims;

•

The terms of any accelerated share repurchase arrangement or any other transaction we enter into to facilitate the repurchase of shares under our stock repurchase program, including factors affecting the amount of shares to be purchased thereunder;

•

Events or actions by counterparties that result in termination of, or adjustments in the amount of shares purchased under, any accelerated share repurchase arrangement or any other transaction we enter into to facilitate the repurchase of shares under our stock repurchase program; and

•

The other risks and uncertainties as are described elsewhere herein and in Item 1A. Risk Factors of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 and as may be detailed from time to time in our other public filings with the SEC.

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

Interest Rate Risk. As of September 30, 2015, we had no derivative financial instruments to manage interest rate risk. As such, we were exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of September 30, 2015, the fair value of our variable rate debt of $339.2 million approximated book value. Our weighted average interest rates for the three and nine months ended September 30, 2015 were 1.77% and 2.01%. The effect on our pretax earnings of a hypothetical 50 basis point increase or decrease in variable interest rates would be approximately $1.7 million based on our September 30, 2015 balance of variable rate debt.

Foreign Currency Risk. We conduct operations primarily in the United States, Canada and Australia, and our financial performance is subject to fluctuation due to changes in foreign currency exchange rates relative to the U.S. dollar. We are subject to foreign currency risk with respect to sales, purchases and borrowings that are denominated in a currency other than the respective functional currencies of our operating units. To minimize the risk from changes in foreign currency exchange rates, we may enter into foreign currency derivative contracts to hedge our foreign currency risk on a cash flow basis. There were no outstanding foreign currency derivative contracts at September 30, 2015.

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

As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

On July 15, 2015 and August 17, 2015, we completed acquisitions in which a portion of the consideration consisted of the unregistered issuance of shares of our common stock. For additional information about these acquisitions, see Acquisitions in Note 1 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report. The aggregate consideration paid in these acquisitions consisted of approximately $25.1 million in cash and 461,037 shares of our common stock valued at approximately $10.1 million.

On August 31, 2015, we issued 449,929 shares of our common stock to the former owner of an acquired company in exchange, on a one-for-one basis, for exchangeable shares in a Canadian subsidiary of Quanta that were held by the former owner. The former owner originally received the exchangeable shares as partial consideration for the sale of the acquired company.

The shares of common stock issued in the above transactions were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the shares were issued to the owners of businesses acquired in a privately negotiated transactions not involving any public offering or solicitation.

Issuer Purchases of Equity Securities During the Third Quarter of 2015

The following table contains information about our purchases of equity securities during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(3)
July 1-31, 2015
Tax Withholdings(1)	442	$27.70
Open Market Repurchases (2013 Repurchase Program)(2)	1,842,865	$28.33	1,842,865
August 1-31, 2015
Tax Withholdings(1)	6,533	$23.65
ASR(3)	25,706,940	$23.34	25,706,940
Open Market Repurchases (2015 Repurchase Program)(3)	7,061,998	$23.65	7,061,998
September 1-30, 2015
Open Market Repurchases (2015 Repurchase Program)(3)	8,525,902	$24.17	8,525,902

Total	43,144,680		43,137,705	$276,908,445

(1)	Includes shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock unit awards.
(2)

On December 6, 2013, we issued a press release announcing that our board of directors approved a stock repurchase program authorizing us to purchase, from time to time through December 31, 2016, up to $500.0 million of our outstanding common stock (the 2013 Repurchase Program). Repurchases under the 2013 Repurchase Program could be made in open market transactions or in privately negotiated transactions, including block purchases or otherwise, at management’s discretion based on market and business conditions, applicable legal requirements and other factors. In July 2015, Quanta completed the 2013 Repurchase Program by purchasing 1.8 million shares of its common stock at a cost of $52.2 million.

(3)

On August 5, 2015, we issued a press release announcing that our board of directors approved an additional stock repurchase program authorizing us to purchase, from time to time through February 28, 2017, up to $1.25 billion of our outstanding common stock (2015 Repurchase Program). Repurchases under the 2015 Repurchase Program can be made in open market or privately negotiated transactions, including pursuant to an accelerated share repurchase arrangement, issuer repurchase plan or otherwise, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. This program does not obligate us to acquire any specific amount of common stock and may be modified or terminated by our board of directors at any time at its sole discretion and without notice. On August 10, 2015, we announced that we had entered into an accelerated share repurchase arrangement (the ASR) to facilitate the repurchase of $750.0 million of our common stock under the 2015 Repurchase Program. Under the terms of the ASR, in August 2015 we initially received 25.7 million shares of our common stock, the fair market value of which at the time of delivery was approximately $600.0 million. As of September 30, 2015, approximately $276.9 million remained available under the 2015 Repurchase Program; however, $150.0 million of that amount has been paid under the ASR for additional shares expected to be delivered upon final settlement of the ASR. For additional information on the 2015 Repurchase Program and the ASR, please see Liquidity and Capital Resources — Cash Requirements in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part I of this Quarterly Report on Form 10-Q. Additionally, as discussed in Liquidity and Capital Resources — Debt Instruments — Credit Facility in

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part I of this Quarterly Report on Form 10-Q, our credit agreement includes certain limitations on the repurchase of common stock without consent of our lenders.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of April 29, 2015, by and among Quanta Services, Inc., CC SCN Fiber LLC, and Crown Castle International Corp. (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed May 4, 2015 and incorporated herein by reference)

3.1	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K filed May 25, 2011 and incorporated herein by reference)

3.2	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed January 17, 2014 and incorporated herein by reference)

3.3	Bylaws of Quanta Services, Inc., as amended and restated March 27, 2014 (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed March 31, 2014 and incorporated herein by reference)

31.1 *	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2 *	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 *	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Master Confirmation — Uncollared Accelerated Share Repurchase, dated August 7, 2015, between Quanta Services, Inc. and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed August 12, 2015 and incorporated herein by reference)

101 INS *	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB*	XBRL Taxonomy Extension Label Linkbase Document

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN
Derrick A. Jensen Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: November 6, 2015

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of April 29, 2015, by and among Quanta Services, Inc., CC SCN Fiber LLC, and Crown Castle International Corp. (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed May 4, 2015 and incorporated herein by reference)

3.1	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K filed May 25, 2011 and incorporated herein by reference)

3.2	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed January 17, 2014 and incorporated herein by reference)

3.3	Bylaws of Quanta Services, Inc., as amended and restated March 27, 2014 (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed March 31, 2014 and incorporated herein by reference)

31.1 *	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2 *	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 *	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Master Confirmation — Uncollared Accelerated Share Repurchase, dated August 7, 2015, between Quanta Services, Inc. and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed August 12, 2015 and incorporated herein by reference)

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB*	XBRL Taxonomy Extension Label Linkbase Document

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements