Form 10-K
period 2015-12-31
QUANTA SERVICES INC
filed 2016-02-29
CIK 1050915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(713) 629-7600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.00001 par value	New York Stock Exchange

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock reported by the New York Stock Exchange on such date, was approximately $5.7 billion.

As of February 23, 2016, the number of outstanding shares of Common Stock of the Registrant was 152,907,166. As of the same date, 3,500,000 exchangeable shares of a Canadian subsidiary of the Registrant associated with one share of Series F Preferred Stock of the Registrant were outstanding, 449,929 exchangeable shares of a Canadian subsidiary of the Registrant associated with one share of Series G Preferred Stock of the Registrant were outstanding and an additional 2,926,113 exchangeable shares of certain other Canadian subsidiaries of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

QUANTA SERVICES, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2015

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

We report our results under two reportable segments: (1) Electric Power Infrastructure Services and (2) Oil and Gas Infrastructure Services. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the year ended December 31, 2015 were approximately $7.57 billion, of which 65% was attributable to the Electric Power Infrastructure Services segment and 35% to the Oil and Gas Infrastructure Services segment. As a result of the sale of our fiber optic licensing operations on August 4, 2015, we have presented our fiber optic licensing operations as discontinued operations and our ancillary telecommunications infrastructure services as part of our Electric Power Infrastructure Services segment for all periods presented in the accompanying consolidated financial statements.

We have established a presence throughout the United States, Canada and Australia with a workforce of approximately 24,500 employees as of December 31, 2015, which enables us to quickly and reliably serve a diversified customer base. We believe our reputation for responsiveness and performance, geographic reach, comprehensive service offering, safety leadership and financial strength have resulted in strong relationships with numerous customers, which include many of the leading companies in the industries we serve. Our ability to deploy services to customers throughout the United States, Canada and Australia as a result of our broad geographic presence and significant scope and scale of services is particularly important to our customers who operate networks that span multiple states or regions. We believe these same factors also position us to continue to take advantage of other international opportunities.

Representative customers include:

• Ameren Corporation	• Google Inc.

• American Electric Power Company, Inc.	• ITC Holdings Corp.

• American Transmission Co.	• Kinder Morgan, Inc.

• Anchorage Municipal Light & Power	• Marathon Pipeline, LLC

• APA Group	• Maurepas Pipeline, LLC

• ATCO Electric LTD	• MidAmerican Energy Company

• Australia Pacific LNG	• Nalcor Energy

• BC Hydro	• National Grid plc

• Cenovus Energy Inc.	• NiSource

• CenterPoint Energy, Inc.	• PG&E Corporation

• Central Maine Power Company	• PPL EnergyPlus

• Columbia Pipeline Group	• Puget Sound Energy

• Con Edison Development, Inc.	• Rice Energy

• ConocoPhillips	• SaskPower

• Dominion Resources, Inc.	• Shell

• Duke Energy Corporation	• Spectra Energy

• Enbridge, Inc.	• Southern California Edison Co.

• Entergy Corporation	• Suncor Energy Inc.

• Enterprise Products Partners L.P.	• Tallgrass Energy

• Exelon Corporation	• TransCanada Corporation

• Eversource Energy	• United States Department of Defense

• First Energy	• Williams Companies Inc.

• Georgia Power	• Xcel Energy Inc.

We were organized as a corporation in the state of Delaware in 1997, and since that time we have grown organically and have made strategic acquisitions, expanding our geographic presence and scope of services and developing new capabilities to meet our customers’ evolving needs.

We believe that our business strategies, along with our competitive and financial strengths, are key elements in differentiating us from our competition and position us to capitalize on future capital spending by our customers. We offer comprehensive and diverse solutions on a broad geographic scale and have a solid base of long-standing customer relationships in each of the industries we serve. We also have an experienced management team, both at the executive level and within our operating units, and various proprietary technologies that enhance our service offerings. Our strategies of expanding the portfolio of services we provide to our existing and potential customer base, increasing our geographic and technological capabilities, promoting best practices and cross-selling our services to our customers, as well as continuing to maintain our financial strength, place us in the position to capitalize on opportunities and trends in the industries we serve and to expand our operations globally. We continue to evaluate potential acquisitions of companies with strong management teams and good reputations and believe that our financial strength and experienced management team are attractive to potential acquisition targets.

We and our customers continue to operate in an uncertain business environment, and although there has been gradual improvement in the economy, our customers continue to face heightened regulatory and environmental requirements as they implement projects to enhance and expand their infrastructure. Further, significant declines in oil prices and natural gas prices, since mid-2014 have reduced demand for some of our oil and gas infrastructure services, which could persist if market uncertainty continues due to an extended period of low oil and natural gas prices. These economic,regulatory and other factors have negatively affected demand for our services in the past and may create uncertainty with regard to anticipated customer spending in future periods. We cannot definitively predict the timing or magnitude of the effect that industry trends may have on our business, particularly in the near-term.

On April 29, 2015, we entered into a stock purchase agreement with Crown Castle International Corp. (Crown Castle) pursuant to which we agreed to sell our fiber optic licensing operations. The purchase agreement contained customary representations and warranties, covenants and indemnities. On August 4, 2015, we completed the sale for a purchase price of approximately $1 billion in cash, resulting in after-tax net proceeds of approximately $848 million. In the third quarter of 2015, we recognized a net of tax gain of approximately $171 million. We have presented the results of operations, financial position, cash flows and disclosures of the fiber optic licensing operations as discontinued operations for all periods in our consolidated financial statements.

Reportable Segments

The following is an overview of the types of services provided by each of our reportable segments.

Electric Power Infrastructure Services Segment

The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including the repair of infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and our proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains renewable energy generation facilities, consisting of solar, wind and certain types of natural gas generation facilities, and related switchyards and transmission infrastructure to transport power. To a lesser extent, this segment provides services such as the construction of electric power generation facilities, the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of cable and control systems for light rail lines and limited ancillary telecommunication infrastructure services.

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

Financial Information about Geographic Areas

We operate primarily in the United States; however, we derived $1.54 billion, $1.89 billion and $1.31 billion of our revenues from foreign operations during the years ended December 31, 2015, 2014 and 2013, respectively. Of our foreign revenues, approximately 85%, 82% and 86% were earned in Canada during the years ended December 31, 2015, 2014 and 2013, respectively. In addition, we held property and equipment in the amount of $317.6 million and $372.9 million in foreign countries, primarily Canada, as of December 31, 2015 and 2014.

Our business, financial condition and results of operations in foreign countries may be adversely impacted by monetary and fiscal policies, currency fluctuations, regulatory requirements and other political, social and economic developments or instability. Refer to Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information and discussion regarding the impact of currency rate fluctuations.

Customers, Strategic Alliances and Preferred Provider Relationships

Our customers include electric power and oil and gas companies, as well as commercial, industrial and governmental entities. We have a large and diverse customer base, including many of the leading companies in the industries we serve. Our 10 largest customers accounted for approximately 36% of our consolidated revenues during the year ended December 31, 2015. Our largest customer accounted for approximately 8% of our consolidated revenues for the year ended December 31, 2015.

Although we have a centralized marketing and business development strategy, management at each of our operating units is responsible for developing and maintaining successful long-term relationships with customers. Our operating unit management teams build upon existing customer relationships to secure additional projects and increase revenues from our current customer base. Many of these customer relationships originated decades ago and are maintained through a partnering approach with account management that includes project evaluation and consulting, quality performance, performance measurement and direct customer contact. Additionally, operating unit management focuses on pursuing growth opportunities with prospective new customers. We encourage operating unit management to cross-sell services of our other operating units to their customers and to coordinate with our other operating units to pursue projects, especially those that are larger and more complicated. Our business development group supports the operating units’ activities by promoting and marketing our services for existing and prospective large national accounts, as well as projects that would require services from multiple operating units.

We are a preferred vendor for many of our customers. As a preferred vendor, we have met minimum standards for a specific category of service, maintained a high level of performance and agreed to certain payment terms and negotiated rates. We strive to maintain preferred vendor status as we believe it provides us an advantage in the award of future work for the applicable customer.

Many of our strategic relationships with customers take the form of strategic alliance or long-term maintenance agreements. Strategic alliance agreements generally state an intention to work together over a period of time and/or on specific types of projects, and many provide us with preferential bidding procedures. Strategic alliances and long-term maintenance agreements are typically agreements for an initial term of approximately two to four years and may include renewal options to extend the initial term.

Backlog

Backlog is not a term recognized under United States generally accepted accounting principles (US GAAP); however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by other companies.

Our backlog represents the amount of consolidated revenues that we expect to realize from future work under construction contracts, long-term maintenance contracts and master service agreements (MSAs). These estimates include revenues from the remaining portion of firm orders not yet completed and on which work has not yet begun, as well as revenues from change orders, renewal options, and funded and unfunded portions of government contracts to the extent that they are reasonably expected to occur. For purposes of calculating backlog, we include 100% of estimated revenues attributable to consolidated joint ventures and variable interest entities (VIEs). The following table presents our total backlog by reportable segment as of December 31, 2015 and 2014, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of December 31, 2015		Backlog as of December 31, 2014
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services	$3,307,837	$6,312,947	$3,395,094	$6,715,593
Oil and Gas Infrastructure Services	1,900,845	3,073,950	1,824,610	2,520,635

Total	$5,208,682	$9,386,897	$5,219,704	$9,236,228

Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues, regulatory requirements and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts may be terminated, typically upon 30 to 90 days’ notice, even if we are not in default under the contract. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends inherent in current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. In addition, many of our MSAs are subject to renewal options. As of December 31, 2015 and 2014, MSAs accounted for approximately 45% and 39% of our estimated 12 month backlog and approximately 50% and 47% of total backlog. There can be no assurance as to our customers’ actual requirements or that our estimates are accurate.

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

Employees

As of December 31, 2015, we had approximately 24,500 employees, consisting of approximately 4,200 salaried employees, including executive officers, professional and administrative staff, project managers and engineers, job superintendents and clerical personnel, and approximately 20,300 hourly employees, the number of which fluctuates depending upon the number and size of the projects that are ongoing and planned at any particular time. Approximately 55% of our hourly employees at December 31, 2015 were covered by collective bargaining agreements, which require the payment of specified wages to our union employees, the observance of certain workplace rules and the payment of certain amounts to multiemployer pension plans and employee benefit trusts rather than us sponsoring or administering the benefit programs provided on behalf of our employees. These collective bargaining agreements have varying terms and expiration dates. The majority of the collective bargaining agreements contain provisions that prohibit work stoppages or strikes, even during specified negotiation periods relating to agreement renewals, and provide for binding arbitration dispute resolution in the event of prolonged disagreement.

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

Our industry is experiencing a shortage of journeyman linemen in certain geographic areas. In response to the shortage and to attract qualified employees, we utilize various International Brotherhood of Electrical Workers (IBEW) and National Electrical Contractors Association (NECA) training programs and support the joint IBEW/NECA Apprenticeship Program which trains qualified electrical workers. Certain of our Canadian operations also support the Canadian Union Skilled Workers (CUSW)’s apprenticeship programs for training construction and maintenance electricians and powerline technicians. We have also established apprenticeship training programs approved by the U.S. Department of Labor for employees not subject to the IBEW/NECA Apprenticeship Program, as well as additional company-wide and project-specific employee training and educational programs.

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

Training, Quality Assurance and Safety

Performance of our services requires the use of equipment and exposure to hazardous conditions. Although we are committed to a policy of operating safely and prudently, we have been and will continue to be subject to claims by employees, customers and third parties for property damage and personal injury. Our operating units have established safety programs, policies and procedures requiring that employees complete prescribed training and service programs prior to starting work. Our operating units performing more sophisticated and technical jobs utilize, when applicable, training programs provided by the IBEW/NECA Apprenticeship Program, the training programs sponsored by the four trade unions administered by the Pipe Line Contractors Association (PLCA), the apprenticeship training programs sponsored by the CUSW or our equivalent programs. Under the IBEW/NECA Apprenticeship Program, all journeyman linemen are required to complete a minimum of 7,000 hours of on-the-job training, approximately 144 hours of classroom education and extensive testing and certification. Certain of our operating units have established apprenticeship training programs approved by the U.S. Department of Labor that prescribe equivalent training requirements for employees who are not otherwise subject to the requirements of the IBEW/NECA Apprenticeship Program. Similarly, the CUSW offers apprenticeship training for construction and maintenance electricians that requires five terms of 1,700 hours each, combining classroom and on-the-job training, as well as training for powerline technicians that also involves classroom and jobsite training over a four-year period. In addition, the Laborers International Union of North America, the International Brotherhood of Teamsters, the United Association of Plumbers and Pipefitters and the International Union of Operating Engineers have training programs specifically designed for developing and improving the skills of their members who work in the pipeline construction industry. Our operating units also share best practices for training and educational programs and safety policies.

Additionally, we have implemented two enterprise-wide programs, an Automated External Defibrillator (AED) program, which provides AEDs to all of our crews, and a Flame Resistant Personal Protection Equipment (FR) program, which provides fire resistant clothing to employees that are potentially exposed to flames or electrical arcs. During 2015, we also completed a training facility that includes electric power and pipeline infrastructure, which will help facilitate classroom and on-the-job training programs and allow us to train employees in a controlled environment without the challenges of limited structure access and live utility constraints.

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

Environmental Matters and Climate Change Impacts

We are committed to the protection of the environment and train our employees to perform their duties accordingly. We are subject to numerous federal, state, local and international environmental laws and regulations governing our operations, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, liability can be imposed for cleanup of previously owned or operated properties or currently owned properties at which hazardous substances or wastes were discharged or disposed of by a former owner or operator, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could also interfere with ongoing operations or adversely affect our ability to sell or lease the property or use the property as collateral for financing. In addition, we could be held liable for significant penalties and damages under certain environmental laws and regulations or be subject to a revocation of certain licenses or permits, which could materially and adversely affect our business, results of operations and cash flows. Our contracts with customers may also impose liability on us for environmental issues that arise through the performance of our services.

From time to time, we may incur costs and obligations for correcting environmental noncompliance matters and for remediation at or relating to certain of our properties. We believe that we are in substantial compliance with our environmental obligations and that any such obligations will not have a material adverse effect on our business or financial performance.

The potential physical impacts of climate change on our operations are highly uncertain. Climate change may result in, among other things, changes in rainfall patterns, storm patterns and intensity and temperature levels. As discussed elsewhere in this Annual Report on Form 10-K, including in Item 1A. Risk Factors, our operating results are significantly influenced by weather. Therefore, significant changes in historical weather patterns could significantly impact our future operating results. For example, if climate change results in drier weather and more accommodating temperatures over a greater period of time in a given period, we may be able to increase our productivity, which could have a positive impact on our revenues and gross margins. In addition, if climate change results in an increase in severe weather, such as hurricanes and ice storms, we could experience a greater amount of higher margin emergency restoration service work, which generally has a positive impact on our gross margins. Conversely, if climate change results in a greater amount of rainfall, snow, ice or other less accommodating weather conditions in a given period, we could experience reduced productivity, which could negatively impact our revenues and gross margins.

Risk Management and Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Under these programs, the deductibles for general liability and auto liability are $10.0 million per occurrence, the deductible for workers’ compensation is $5.0 million per occurrence, and the deductible for employer’s liability is $1.0 million per occurrence. We are generally self-insured for all claims that do not exceed the amount of the applicable deductible. In connection with our casualty insurance programs, we are required to issue letters of credit to secure our self-insured obligations. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and our estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate.

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

Seasonality and Cyclicality

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, receipt of required regulatory approvals, permits and rights of way, project timing and schedules, and holidays. Please read the section entitled Seasonality; Fluctuations of Results; Economic Conditions included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Investors and others should note that we announce material financial information and make other public disclosures of information regarding Quanta through SEC filings, press releases, public conference calls, and our website. We also utilize social media to communicate this information, and it is possible that the information we post on social media could be deemed material. Accordingly, we encourage investors, the media and others interested in our company to follow Quanta, and review the information we post, on the social media channels listed on our website in the Investors & Media section.

This Annual Report on Form 10-K, our website and our social media channels contain information provided by other sources that we believe are reliable. We cannot provide assurance that the information obtained from other sources is accurate or complete. No information on our website or our social media channels is incorporated by reference herein.

ITEM 1A.	Risk Factors

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. The matters described below are not the only risks and uncertainties facing our company. Additional risks and uncertainties not known to us or not described below also may impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations and cash flows could be negatively affected, and we may not be able to achieve our goals or expectations. This Annual Report on Form 10-K also includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the section entitled Uncertainty of Forward-Looking Statements and Information included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our operating results may vary significantly from quarter to quarter.

Our business can be highly cyclical and subject to seasonal and other variations that can result in significant differences in operating results from quarter to quarter. For example, we typically experience lower gross and operating margins during winter months due to lower demand for our services and more difficult operating conditions in the Northern hemisphere. Additionally, our quarterly results may be materially and/or adversely affected by:

•	the timing and volume of work we perform;

•	permitting, regulatory or customer-caused delays on projects;

•	adverse weather conditions;

•	variations in the size, scope and margins of projects we perform and the mix of our customers, contracts and business during any particular quarter;

•	fluctuations in regional, national or global economic and market conditions and demand for our services;

•	pricing pressures resulting from competition;

•	the budgetary spending patterns of customers and federal, state and local governments;

•	disruptions in our customers’ strategic plans which could occur as a result of emerging technologies;

•	increases in construction and design costs;

•	the magnitude of work performed under change orders and the timing of their recognition;

•	disputes with customers relating to payment terms under our contracts and change orders, and our ability to successfully negotiate and obtain payment or reimbursement under our contracts and change orders;

•	the outcome or resolution of pending or threatened litigation, claims or other legal proceedings;

•	liabilities associated with multiemployer pension plans in which our employees participate or withdrawals therefrom;

•	significant fluctuations in foreign currency exchange rates;

•	changes in accounting pronouncements that require us to account for items differently than historical pronouncements have;

•	losses experienced in our operations not otherwise covered by insurance;

•	payment risk associated with the financial condition of our customers, including those customers affected by the volatility of natural gas and oil prices;

•	the termination or expiration of existing agreements;

•	changes in bonding and lien requirements applicable to existing and new agreements;

•	implementation of various information systems, which could temporarily disrupt day-to-day operations;

•	the recognition of tax benefits related to uncertain tax positions;

•	the timing and magnitude of costs we incur to support growth internally or through acquisitions or otherwise;

•	the timing and integration of acquisitions and the magnitude of the related acquisition and integration costs; and

•	the timing and significance of potential additional impairments of long-lived assets, equity or other investments, goodwill or other intangible assets.

Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

Negative economic and market conditions, including continued low oil and natural gas prices, may adversely impact our customers’ future spending as well as payment for our services and, as a result, our operations and growth.

Stagnant or declining economic conditions have adversely impacted the demand for our services in the past and resulted in the delay, reduction or cancellation of certain projects and may adversely affect us in the future. In addition, economic and market conditions specifically affecting any of the industries we serve could adversely affect our business, financial condition, results of operations and cash flows. A number of factors, including financing conditions and potential bankruptcies in the industries we serve or a prolonged economic downturn or recession, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for past services. Consolidation, competition, capital constraints or negative economic conditions in the electric power and oil and gas industries may also result in reduced spending by, or the loss of, one or more of our customers.

Our Oil and Gas Infrastructure Services segment is exposed to risks associated with the oil and gas industry. These risks, which are not subject to our control, include the volatility of natural gas and oil prices, the lack of demand for natural gas and oil, including from power generation from natural gas, and a slowdown in the development or discovery of natural gas and/or oil reserves. Specifically, lower natural gas and oil prices have resulted in and could continue to result in decreased spending by some of our customers in our Oil and Gas Infrastructure Services segment. The increase in the global supply of oil and the significant increase in the North American supply of natural gas and oil due to ongoing development of unconventional shale formations has resulted in significant declines in natural gas and oil prices. Exploration and production companies, as well as some midstream companies, have significantly reduced capital spending and are expected to continue to operate with reduced budgets for the foreseeable future. A sustained period of lower prices, or the perceived risk of a sustained period of lower prices, may further reduce spending on exploration and production. As a result, our customers may also reduce capital spending on mainline pipe, gas gathering and compressor systems and other related infrastructure in the future, resulting in less demand for our services. If the profitability of our Oil and Gas Infrastructure Services segment were to continue to decline, our overall financial position, results of operations and cash flows could also be adversely affected. Additionally, if further declines in natural gas and oil prices further reduce investment in the development of resource plays and meaningfully reduce oil and natural gas production, our Electric Power Infrastructure Services segment could be negatively impacted. For example, the low price of oil has had an adverse impact on the Canadian economy, which has impacted demand for some of our electric power services in Canada.

Further, many of our customers finance their projects through the incurrence of debt or the issuance of equity. During depressed markets, such as the one facing the oil and natural gas industry currently, our customers may be unable to access capital markets or otherwise obtain financing for budgeted capital expenditures. A reduction in cash flow or the lack of availability of debt or equity financing for our customers could result in a reduction in our customers’ spending for our services and may also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and our ability to grow.

Regulatory and environmental requirements affecting any of the industries we serve may lead to less demand for our services.

Because the vast majority of our revenue is derived from a few industries, the regulatory and environmental requirements affecting those industries have a material effect on our business, and increased regulatory and environmental requirements in those industries could adversely affect our business, financial condition, results of operations and cash flows. Customers in the industries we serve also face heightened regulatory and environmental requirements and stringent permitting processes that impact their projects, which can result in delays, reductions and cancellations of some of their projects. These regulatory factors have resulted in decreased demand for our services in the past, and they may continue to do so in the future, potentially impacting our business, financial condition, results of operations, cash flows and our ability to grow.

Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions or delays in revenues or the payment of liquidated damages.

Many projects involve challenging engineering, permitting, procurement and construction phases that may occur over extended time periods, sometimes over several years. We may encounter difficulties as a result of delays in design, engineering information or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays due to our or our customers’ failure to timely obtain permits or rights of way or meet other regulatory requirements or permitting conditions, weather-related delays and other factors, many of which are beyond our control, that can negatively impact our ability to complete the project and in accordance with the original delivery schedule. A failure by us to properly manage and invest in our equipment fleet could also negatively impact project performance and our financial condition, results of operations and cash flows. Also, as we expand our scope of services for larger projects, we may face additional performance risks due to the larger and more complex work involved. The bidding processes for larger projects can also be longer and more complex, often taking six to nine months. Further, regulatory and permitting delays on larger projects tend to be more challenging and cause more uncertainty as to project timing.

In addition, we contract with third-party suppliers and subcontractors to assist us with the completion of contracts. Any delay or failure by suppliers or by subcontractors in the completion of their portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local opposition, which may include injunctive actions as well as public protests, to the siting of electric power, natural gas or oil transmission lines, solar or wind projects, or other facilities. Delays and additional costs may be substantial and, in some cases, we may be required to compensate the customer for such delays. We may not be able to recover all of such costs. In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of our schedules or performance requirements could also result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. In extreme cases, the above-mentioned factors could cause project cancellations, and we may not be able to replace such projects with similar projects or at all. Such delays or cancellations may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts.

Our customers may change or delay various elements of a project before or after its commencement, or the design, engineering information, equipment or materials that are to be provided by the customer or other parties may be preliminarily deficient or delivered later than required by the project schedule, resulting in additional direct or indirect costs. Under these circumstances, we generally negotiate with the customer with respect to the amount of additional time required and the compensation to be paid to us. We are subject to the risk that we may be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to the above-mentioned delays and additional costs, including as a result of customer-requested change orders or failure by the customer to timely meet its obligations. Litigation or arbitration with respect to payment terms under contracts and change orders is generally lengthy and costly and may adversely affect our relationship with our customers or potential customers, and it is often difficult to predict when and for how much the claims will be resolved. A failure to obtain adequate extensions or compensation for these matters could require us to record a reduction to amounts of revenues and gross profit recognized in prior periods under the percentage-of-completion accounting method. Any such adjustments could be substantial. We may also be required to invest significant working capital to fund cost overruns while the resolution of claims is pending, which could adversely affect our business, financial condition, results of operations and cash flows.

Our business is labor intensive, and we may be unable to attract and retain qualified employees.

Our ability to maintain our productivity and profitability is limited by our ability to employ, train and retain the necessary skilled personnel. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. For instance, we may experience shortages of qualified journeyman linemen, who are integral to the provision of transmission and distribution services under our Electric Power Infrastructure Services segment. The commencement of new, large-scale infrastructure projects or increased demand for infrastructure improvements, as well as the aging electric utility workforce, may also further reduce the pool of skilled workers available to us. In addition, in our Oil and Gas Infrastructure Services segment, there is limited availability of experienced supervisors and foremen that can oversee large mainline pipe projects. A shortage in the supply of these skilled personnel creates competitive hiring markets and may result in increased labor expenses. Additionally, if we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues or profitability.

Our use of fixed price contracts could adversely affect our business, financial condition, results of operations and cash flows.

We currently generate some of our revenues under fixed price contracts. We also expect to generate a greater portion of our revenues under this type of contract in the future as larger projects, such as electric power and pipeline transmission build-outs and utility-scale solar facilities, become a more significant aspect of our business. We assume risks related to revenue, cost and profitability on fixed-priced contracts. Actual revenues and project costs can vary, sometimes substantially, from our original projections due to changes in a variety of factors including:

•	unforeseen circumstances not included in our cost estimates or covered by our contract for which we cannot obtain adequate compensation, including concealed or unknown environmental conditions;

•	changes in the cost of equipment, commodities, materials or labor;

•	unanticipated costs or claims due to customer-caused delays, customer failure to provide required materials or equipment, errors in engineering, specifications or designs, project modifications, or contract termination and our inability to obtain reimbursement for such costs or recover on such claims;

•	weather conditions;

•	failure to perform and delays in performance by our project owners, suppliers or subcontractors;

•	delays and additional costs associated with obtaining required permits or approvals;

•	quality issues requiring rework or replacement;

•	changes in laws or regulations; and

•	general economic conditions and the economic conditions affecting the industries we serve.

These factors, along with other risks inherent in performing fixed price contracts may cause actual revenues and gross profits for a project to differ from what we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, these variations could have a significant impact on our business, financial condition, results of operations and cash flows. Additionally, we may be required to pay liquidated damages under certain of our contracts if we fail to meet schedule or performance requirements, which could harm our reputation and have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and in the notes to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, some of our revenues are recognized using the percentage-of-completion method of accounting, utilizing the cost-to-cost method. This accounting method is generally accepted for fixed price contracts and is used because management considers expended costs to be the best available measure of progress on these contracts. The percentage-of-completion accounting practice we use results in the recognition of contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when losses are determined to be probable and can be reasonably estimated, and contract profit estimates are adjusted based on an ongoing review of contract profitability. Further, a substantial portion of our contracts contain cost and performance incentives. Penalties are recorded when known or finalized, which generally occurs during the latter stages of the contract. In addition, we record cost recovery claims when we believe recovery is probable and the amounts can be reasonably estimated. Actual collection of claims could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant.

Our failure to adequately recover on claims brought by us against customers related to payment terms and costs could materially and adversely affect our financial position, results of operations and cash flows.

We have in the past brought, and may in the future bring, claims against our customers related to, among other things, the payment terms of our contracts and change orders relating to our contracts. These types of claims occur due to, among other things, customer-caused delays or changes in project scope, both of which may result in additional cost, which may or may not be recovered until the claim is resolved. In some instances, these claims can be the subject of lengthy legal proceedings, and it is difficult to accurately predict when they will be fully resolved. A failure to promptly recover on these types of claims could have a negative impact on our financial condition, results of operations and cash flows.

Our operating results can be negatively affected by weather conditions.

We perform substantially all of our services outdoors. As a result, adverse weather conditions, such as rainfall or snowfall, may affect our productivity or may temporarily prevent us from performing services. The effect of weather delays on projects that are under fixed price arrangements may be greater if we are unable to adjust the project schedule for such delays. A reduction in our productivity in any given period or our inability to meet guaranteed schedules may adversely affect our financial condition, results of operations and cash flows.

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

In addition, our customers may cancel, delay or reduce the number or size of projects available to us for a variety of reasons, including capital constraints or inability to meet regulatory requirements. Many of the factors affecting our ability to generate internal growth are beyond our control, and we cannot be certain that our strategies for achieving internal growth will be successful.

Our business is highly competitive, and competitive pressures can affect our business, financial condition, results of operations and cash flows.

The specialty contracting business is served by numerous small, owner-operated private companies, some public companies and several large regional companies. Relatively few barriers prevent entry into some areas of our business, and as a result any organization that has adequate financial resources and access to technical expertise may become one of our competitors.

In addition, some of our competitors have significant financial, technical and marketing resources. We cannot be certain that our competitors do not have or will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the specialty contracting business or maintain our current customer base. Certain of our competitors may have lower overhead cost structures, and therefore may be able to provide the required services at lower rates than us. We also face competition from in-house service organizations of our existing or prospective customers. Electric power and oil and gas service providers usually employ personnel who perform some of the same types of services we provide, and we cannot be certain that our existing or prospective customers will continue to outsource these services in the future.

Furthermore, a substantial portion of our revenues is directly or indirectly dependent on winning new contracts. The timing of when project awards will be made is unpredictable and often involves complex and lengthy negotiations and bidding processes. These processes can be impacted by a wide variety of factors, including price, governmental approvals, financing contingencies, commodity prices, environmental conditions and overall market and economic conditions. The competitive environment we operate in can also affect the timing of contract awards and the commencement or progress of work under awarded contracts. For example, based on rapidly changing competition dynamics, we have experienced, and may in the future experience, more competitive pricing in certain markets, such as the smaller scale transmission and distribution electric power market. Our bids also may not be successful due to, among other things, a potential customer’s perception of our ability to perform the work or the technological advantages held by our competitors. Additionally, changing competitive pressures can present difficulties in matching workforce size with available contract awards. As a result, the competitive environment we operate in could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause our results of operations and cash flows to fluctuate significantly from quarter to quarter.

Changes in government spending and legislative actions and initiatives relating to renewable energy and electric power may adversely affect demand for our services.

Demand for our services may not result from renewable energy initiatives. While many states currently have mandates in place that require specified percentages of power to be generated from renewable sources, those mandates could be reduced or made optional, thereby reducing, delaying or eliminating renewable energy development. Additionally, renewable energy is generally more expensive to produce than traditional energy sources and may require additional power generation sources as backup. The locations of renewable energy projects are often remote and are not viable unless new or expanded transmission infrastructure to transport the power to demand centers is economically feasible. Furthermore, funding for renewable energy initiatives is uncertain and has been constrained by tight credit markets. These factors have resulted in fewer renewable energy projects than anticipated and a delay in the construction of these projects and the related infrastructure, which has adversely affected the demand for our services. These factors could continue to result in delays or reductions in projects, which could further negatively impact our business.

The American Recovery and Reinvestment Act of 2009 (ARRA) provides for various stimulus programs, such as grants, loan guarantees, relating to renewable energy, energy efficiency and electric power infrastructure. Some of these programs have expired, which may affect the economic feasibility of future projects. Additionally, while a significant amount of stimulus funds have been awarded, we cannot predict the timing and scope of any investments to be made under stimulus funding or whether stimulus funding will result in increased demand for our services. Investments for renewable energy and electric power infrastructure under ARRA programs may not occur, may be less than anticipated or may be delayed, any of which would negatively impact demand for our services.

Other current and potential legislative or regulatory initiatives may not result in increased demand for our services. Examples include legislation or regulations that require utilities to meet reliability standards, ease siting and right-of-way issues for the construction of transmission lines, and encourage installation of new electric power transmission and renewable energy generation facilities. It is not certain whether existing legislation will create sufficient incentives for new projects, when or if proposed legislative initiatives will be enacted or whether any potentially beneficial provisions will be included in the final legislation.

There are also a number of legislative and regulatory proposals that address greenhouse gas emissions, which are in various phases of discussion or implementation. The United States is also a party to a recent global, non-binding agreement that includes a voluntary plan to reduce greenhouse gas emissions over the next decade. The outcome of these pending federal and state proposals and possible future legislative and regulatory proposals resulting from the global agreement could negatively affect the operations of our customers through costs of compliance or restraints on projects, which could reduce their demand for our services.

Our business is subject to operational hazards, and we are self-insured against certain potential liabilities.

Our business is subject to significant operational hazards due to the nature of services provided by our workforce and the conditions in which they operate. These hazards include those involving electricity, fires, natural gas explosions, mechanical failures and weather-related incidents. Our offshore operations are subject to additional risks, including blowouts, collisions, vessels sinking or capsizing and damage from severe weather conditions. These hazards could cause personal injury and severe damage to property, equipment and the environment and could lead to suspension of operations and legal liabilities. If we are not fully insured or indemnified against such liabilities or a counterparty fails to meet its indemnification obligations to us, it could materially and adversely affect our business, financial condition, results of operations and cash flows. Further, any such liabilities or accidents could adversely affect our safety record, which could impact our ability to bid on certain work.

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims, but such insurance is subject to deductibles and limits and may be canceled or may not cover all of our losses. The deductibles under our insurance programs are $10.0 million per occurrence for general liability and auto liability insurance programs, $5.0 million per occurrence for workers’ compensation, and $1.0 million per occurrence for employer’s liability. We are generally self-insured for all claims that do not exceed the amount of the applicable deductible. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year. Our insurance policies include various coverage requirements, including the requirement to give appropriate notice. If we fail to comply with these requirements, our coverage could be denied.

Losses under all of these insurance programs are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. If we were to experience insurance claims or costs significantly above our estimates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.

We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, property damage, environmental liabilities, multiemployer pension plan withdrawal liabilities, punitive damages, and civil penalties or other losses or injunctive or declaratory relief. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, and, in some instances, we may be allocated risk through our contract terms for actions by our customers or other third parties. Because our services in certain instances may be integral to the operation and performance of our customers’ infrastructure, we have been and may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause of such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage, personal injury or system failure. Insurance coverage may not be available or may be insufficient for these lawsuits, claims or legal proceedings. The outcome of any of these lawsuits, claims or legal proceedings could result in significant costs and diversion of management’s attention from our business. Payments of significant amounts, even if reserved, could adversely affect our business, reputation, financial condition, results of operations and cash flows. For details on our existing litigation and claims, refer to Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Unavailability or cancellation of third party insurance coverage would increase our overall risk exposure as well as disrupt our operations.

We maintain insurance coverage from third party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. There can be no assurance that our insurance coverage will be sufficient or effective under all circumstances or against all claims and liabilities which we may be subject. Additionally, we renew our insurance policies on an annual basis, and therefore deductibles and levels of coverage may change in future periods. There can be no assurance that any of our existing insurance coverage will be renewed upon the expiration of the coverage period or that future coverage will be affordable at the required limits. In addition, our third party insurers could fail, suddenly cancel our coverage or otherwise be unable to provide us with adequate insurance coverage. If any of these events occur, our overall risk exposure would increase and our operations could be disrupted. For example, we have significant operations in California and other U.S. states which have an increased risk of wildfires. Should our insurers determine to exclude coverage for wildfires in the future, we could be exposed to significant liabilities and a potential disruption of our operations. If our risk exposure increases as a result of adverse changes in our insurance coverage, we could be subject to increased claims and liabilities that could negatively affect our business, financial condition, results of operations and cash flows.

Many of our contracts may be canceled or suspended on short notice or may not be renewed upon completion or expiration, and we may be unsuccessful in replacing our contracts in such events, which may adversely affect our financial condition, results of operations and cash flows.

We could experience a decrease in our revenues, net income and liquidity if any of the following occur:

•	our customers cancel or suspend a significant number of contracts or contracts having significant value;

•	we fail to renew a significant number of our existing contracts;

•	we complete a significant number of non-recurring projects and cannot replace them with similar projects; or

•	we fail to reduce operating and overhead expenses consistent with any decrease in our revenues.

Many of our customers may cancel or suspend our contracts on short notice, typically 30 to 90 days, even if we are not in default under the contract. Certain of our customers assign work to us on a project-by-project basis under master service agreements. Under these agreements, our customers generally have no obligation to assign a specific amount of work to us. Our operations could decline significantly if the anticipated volume of work is not assigned to us, which will be more likely if customer spending decreases due to, for example, unfavorable economic conditions. Many of our contracts, including our master service agreements, are opened to public bid at the expiration of their terms. There can be no assurance that we will be the successful bidder on our existing contracts that are subject to re-bid in the future.

The nature of our business exposes us to warranty claims, which may reduce our profitability.

Under our contracts with customers, we typically provide warranties for the services and materials we provide, guaranteeing the work performed against, among other things, defects in workmanship. The majority of our contracts have a warranty period of 12 to 18 months, although some are longer. As much of the work we perform is inspected by our customers for any defects in construction prior to acceptance of the project, the warranty claims that we have historically received have not been substantial. Additionally, materials used in construction are often provided by the customer or are warranted against defects by the supplier. However, certain projects may have longer warranty periods and include facility performance warranties that may be broader than the warranties we generally provide. In these circumstances, if warranty claims occur, we are generally required to re-perform the services and/or repair or replace the warranted item, at our sole expense, and we could also be responsible for other damages if we are not able to adequately satisfy our warranty obligations.

In addition, we may be required under contractual arrangements with our customers to warrant any defects or failures in materials we provide. While we generally require the materials suppliers to provide us warranties that are consistent with those we provide to our customers, if any of these suppliers default on their warranty obligations to us, we may incur costs to repair or replace the defective materials. Costs incurred as a result of warranty claims could adversely affect our business, financial condition, results of operations and cash flows.

The loss of one or a few customers could have a material adverse effect on us.

A few customers have in the past and may in the future account for a significant portion of our revenues in any one year or over a period of several consecutive years. Although we have long-standing relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Backlog may not be realized or may not result in profits.

Backlog is not a term recognized under US GAAP; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by other companies. For a discussion of how we calculate backlog for our business, please see Backlog in Item 1. Business.

Furthermore, backlog is difficult to determine with certainty. Customers often have no obligation under our contracts to assign or release work to us, and many contracts may be terminated on short notice. Reductions in backlog due to cancellation or reduction in scope of one or more contracts or projects by a customer or for other reasons could significantly reduce the revenues and profit we actually receive from contracts included in backlog. In the event of a project cancellation or reduction in scope, we may be reimbursed for certain costs but would not have a contractual right to the total revenues reflected in our backlog. The backlog we obtain in connection with companies we acquire may not be as large as we believed and may not result in the revenues or profits we expected at the time of acquisition. In addition, projects that are delayed may remain in backlog for extended periods of time. All of these uncertainties are heightened by negative economic conditions and their impact on our customers’ spending, as well as the effects of regulatory requirements and weather conditions. Consequently, our estimates of backlog may not be accurate, and we may not be able to realize our estimated backlog.

Our financial results are based upon estimates and assumptions that may differ from actual results.

In preparing our consolidated financial statements in conformity with US GAAP, several estimates and assumptions are used by management to report the assets, liabilities, revenues and expenses recognized during the periods presented and to determine the contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions are necessary because certain information used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from available data or cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine, and we must exercise significant judgment. Estimates are used primarily in our assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, equity and other investments, loan receivables, purchase price allocations, liabilities for self-insured and other claims and guarantees, multiemployer pension plan withdrawal liabilities, revenue recognition for construction contracts inclusive of contractual change orders and claims, share-based compensation, operating results of reportable segments, provision (benefit) for income taxes and the calculation of uncertain tax positions. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our inability to successfully execute our acquisition strategy may have an adverse impact on our growth strategy.

Our business strategy includes expanding our presence in the industries we serve through strategic acquisitions of companies that complement or enhance our business. The number of acquisition targets that meet our criteria may be limited. We may also face competition for acquisition opportunities, and other potential acquirers may offer more favorable terms or have greater financial resources available for potential acquisitions. This competition may further limit our acquisition opportunities and our ability to grow through acquisitions or could raise the prices of acquisitions and make them less accretive, or possibly not accretive, to us. Failure to consummate future acquisitions could negatively affect our growth strategies. Additionally, the acquisitions we complete may involve significant cash expenditures, the incurrence or assumption of debt or burdensome regulatory requirements, and any acquisition may ultimately have a negative impact on our business, financial condition, results of operations and cash flows.

We may be unsuccessful at integrating businesses that either we have acquired or that we may acquire in the future, which may reduce the anticipated benefit from acquired businesses.

As a part of our business strategy, we have acquired, and may seek to acquire in the future, companies that complement or enhance our business. The success of this strategy will depend on our ability to realize the anticipated benefits from the acquired businesses, such as the expansion of our existing operations, elimination of redundant costs and capitalizing on cross-selling opportunities. To realize these benefits, however, we must successfully integrate the operations of the acquired businesses with our existing operations. Integrating our acquired companies involves a number of special risks, including:

•	failure of acquired companies to achieve the results we expect;

•	diversion of our management’s attention from operational and other matters;

•	difficulties integrating the operations and personnel of acquired companies;

•	additional financial reporting and accounting challenges associated with integrating acquired companies;

•	inability to retain key personnel of acquired companies;

•	risks associated with unanticipated events or liabilities;

•	loss of business due to customer overlap, change from local or private ownership or other factors;

•	risks and liabilities arising from the prior operations of acquired companies, such as performance, operational, safety, workforce or tax issues, some of which we may not have discovered during our due diligence and may not be covered by indemnification obligations; and

•	potential disruptions of our business.

We cannot be sure that we will be able to successfully complete the integration process without substantial costs, delays, disruptions or other operational or financial problems. If we do not implement proper overall business controls, our decentralized operating strategy could result in inconsistent operating and financial practices at the companies we acquire. Additionally, failure to successfully integrate acquired businesses could adversely impact on our business, financial condition, results of operations and cash flows.

Our results of operations could be adversely affected as a result of impairments of goodwill, other intangible assets, long-lived assets or our investments.

When we acquire a business, we record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and other intangible assets of the business we acquire. Goodwill and other intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while intangible assets that have finite useful lives are amortized over their useful lives. The accounting literature provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies for a detailed discussion. Management is required to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. If market capitalization declines below book value, this may be considered an impairment indicator.

As part of our 2015 annual test for goodwill impairment, we recorded a non-cash impairment charge of $39.8 million related to goodwill and $12.1 million related to customer relationships, trade names and non-compete agreement intangible assets. The extended low commodity price environment has significantly impacted certain reporting units within our Oil and Gas Infrastructure Services Division. Specifically, lower forecasted oil and gas services revenues for our Gulf of Mexico operations and certain operations in Australia resulted in impairments of goodwill and intangible assets. Any future impairments, including impairments of goodwill, intangible assets or investments, could have a material adverse effect on our financial condition and results of operations for the period in which the impairment is recognized.

During the fourth quarter of 2015, in conjunction with our annual test for goodwill impairment, we also recorded a property and equipment impairment of $6.6 million related to certain international renewable energy services operations based on the estimated future undiscounted cash flows associated with the asset group as compared to the carrying value before the impairment. Future events and unanticipated changes to assumptions could require additional provisions for impairment in future periods.

In addition, we enter into various types of investment arrangements in the normal course of business, each having unique terms and conditions. These investments may include equity interests we hold in business entities, including general or limited partnerships, contractual joint ventures or other forms of equity or profit participation. These investments may also include our participation in different finance structures such as the extension of loans to project specific entities, the acquisition of convertible notes issued by project specific entities or other strategic financing arrangements. Our equity method investments are carried at original cost and are included in other assets, net in our consolidated balance sheet and are adjusted for our proportionate share of the investees’ income, losses and distributions. Equity investments are reviewed for impairment by assessing whether there has been a decline in the fair value of the investment below the carrying value and whether that decline is considered to be other than temporary. In making this determination, factors such as the ability to recover the carrying amount of the investment and the inability of the investee to sustain future earnings capacity are evaluated in determining whether an impairment has occurred and should be recognized.

We extend credit to customers for purchases of our services and may enter into longer-term deferred payment arrangements or provide other financing or investment arrangements with certain of our customers, which subjects us to potential credit or investment risk that could, if realized, adversely affect our financial condition, results of operations and cash flows.

We grant credit, generally without collateral, to our customers, which include electric power utilities, oil and gas companies, governmental entities, general contractors, and builders, owners and managers of renewable energy facilities and commercial and industrial properties located primarily in the United States, Canada and Australia. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. In addition, we may provide other forms of financing to our customers or make investments in our customers’ projects, typically in situations where we also provide services in connection with the projects. Our payment arrangements subject us to potential credit risk related to changes in business and economic factors affecting our customers, including material changes in our customers’ revenues or cash flows. These changes may also reduce the value of any financing or equity investment arrangements we have with our customers. Many of our customers have been negatively impacted by uncertain economic conditions in recent years, and some may experience financial difficulties (including bankruptcies) that could impact our ability to collect amounts owed to us or impair the value of our investments in them.

If we are unable to collect amounts owed to us, our cash flows would be reduced and we could experience losses if those amounts exceeded current allowances. We would also recognize losses with respect to any investments that are impaired as a result of our customers’ financial difficulties. The risk of loss may increase for projects where we provide services and make a financing or equity investment. Losses experienced could materially and adversely affect our financial condition, results of operations and cash flows.

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

We may be required to contribute cash to meet our underfunded obligations in certain multiemployer pension plans.

Our collective bargaining agreements generally require us to participate with other companies in multiemployer pension plans. To the extent those plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities under those plans if we withdraw from them or they are terminated or experience a mass withdrawal. For example, we are involved in several litigation matters associated with our withdrawal from the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan). The ultimate liability associated with these matters will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. For additional information on the Central States Plan matters, please see Collective Bargaining Agreements in Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

In addition, the Pension Protection Act of 2006 added special funding and operational rules generally applicable to plan years beginning after 2007 for multiemployer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. A number of multiemployer plans to which we contribute or may contribute in the future are in “endangered,” “seriously endangered” or “critical” status. The amount of additional funds we may be obligated to contribute to these plans in the future cannot be estimated, as such amounts will likely be based on future work that requires the specific use of union employees covered by these plans, and the amount of that future work and the number of employees that may be affected cannot reasonably be estimated. Our performance of a significant amount of future services in areas that require us to utilize unionized employees covered by these affected plans, or a deterioration in the funding status of any of the plans to which our operating units contribute, could require significant additional contributions, which could detrimentally affect our financial condition, results of operations and cash flows if we are not able to adequately mitigate these costs.

Our unionized workforce and related obligations could adversely affect our operations.

As of December 31, 2015, approximately 55% of our hourly employees were covered by collective bargaining agreements. Although the majority of the collective bargaining agreements prohibit strikes and work stoppages, certain of our unionized employees participated in a strike and work stoppage during January 2012, and we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages can adversely impact relationships with our customers and could cause us to lose business and decrease our revenue.

Our ability to complete future acquisitions could be adversely affected because of our union status for a variety of reasons. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire, and some businesses may not want to become affiliated with a union-based company. Additionally, we may increase our exposure to withdrawal liabilities for underfunded multiemployer pension plans to which an acquired company contributes.

Approximately 45% of our hourly employees are not unionized. In addition, certain of our customers require or prefer a non-union workforce, and they may reduce the amount of work assigned to us if our non-union labor crews become unionized, which could negatively affect our business, financial condition, results of operations and cash flows.

We may incur liabilities or suffer negative financial or reputational impacts relating to occupational health and safety matters.

Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk and there can be no assurance that we will avoid significant liability exposure. Although we have taken what we believe are appropriate precautions, we have suffered fatalities in the past and may suffer additional fatalities in the future. Serious accidents, including fatalities, may subject us to substantial penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities. In addition, if our safety record were to substantially deteriorate over time or we were to suffer substantial penalties or criminal prosecution for violation of health and safety regulations, our customers could cancel our contracts and elect to procure future services from other providers. Unsafe work sites also have the potential to increase employee turnover, increase the costs of projects for our clients, and raise our operating costs. Any of the foregoing could result in financial loss, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects.

Although our international operations are presently conducted primarily in Canada and Australia, we also perform work in other foreign countries and expect that the number of countries in which we operate and the amount of work we perform in foreign countries could increase over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts or volatility in global markets, may adversely affect our customers, their demand for our services and their ability to pay for our services. In addition, our international operations include business and transactions for which we are paid in local currency. Payments to us in currencies other than the U.S. dollar may exceed our local currency needs, leading to the accumulation of excess local currency, which, in certain instances, may be subject to temporary blocking, costly taxes or tariffs, or other difficulties if we attempt to convert those amounts to U.S. dollars.

There are also numerous other risks inherent in conducting business internationally, including, but not limited to, potential instability in international markets, changes in applicable regulatory requirements, foreign currency fluctuations, political, economic and social conditions in foreign countries and complex U.S. and foreign tax regulations and other laws and international treaties. These risks could restrict our ability to provide services to international customers, operate our international business profitably or fund our strategic objectives, and our overall business, financial condition, results of operations and cash flows could be negatively impacted by our foreign activities.

We could be adversely affected by our failure to comply with the laws applicable to our foreign activities, including the U.S. Foreign Corrupt Practices Act and other similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience government corruption, and in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with all applicable anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. Although we have policies and procedures designed to ensure that we, our employees, our agents and others who work with us in foreign countries comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. On March 10, 2014, the SEC notified us of an inquiry into certain aspects of our activities in certain foreign jurisdictions and requested that we take necessary steps to preserve and retain categories of relevant documents, including those pertaining to our FCPA compliance program. The SEC has not alleged any violations of law by Quanta or our employees. If we are found to be liable for FCPA violations (either due to our own acts or inadvertence, or due to the acts or inadvertence of others), we could be subject to severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, financial condition, results of operations, and cash flows. In addition, detecting, investigating and resolving actual or alleged FCPA violations is expensive and could consume significant time and attention of our senior management.

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

We are in the process of implementing information technology (IT) solutions, which could temporarily disrupt day-to-day operations at certain operating units.

We continue to implement comprehensive IT solutions that we believe will allow for the interface between functions such as accounting and finance, human resources, operations, and fleet management. Continued development and implementation of the IT solutions will require substantial financial and personnel resources. While the IT solutions are intended to improve and enhance our information systems, implementation of new information systems at each operating unit exposes us to the risks of start-up of the new system and integration of that system with our existing systems and processes, including possible disruption of our financial reporting. There is no guarantee that we will realize economic or other intended benefits from continued development and implementation of the IT solutions. Additionally, the IT solutions may not be developed or implemented as timely or as accurately as planned. Failure to properly implement the IT solutions could result in substantial disruptions to our business, including coordinating and processing our normal business activities, testing and recording of certain data necessary to provide oversight over our disclosure controls and procedures and effective internal controls over our financial reporting, and other unforeseen problems.

Our failure to adequately protect critical data and technology systems could materially affect our business, financial condition, results of operations and cash flows.

We rely heavily on computer, information, and communications technology and related systems to manage our operations and other business processes and to protect sensitive information maintained in the normal course of business. Cyber-attacks and physical security risks, such as storms or other natural phenomena, along with IT solution failures, network disruptions and other breaches of data security, could disrupt our operations by causing, among other things, delays in the processing of transactions or the reporting of financial results or the unintentional disclosure of customer, employee or company information (including confidential or proprietary information) that could damage our reputation.

Additionally, cyber-attacks or acts of terrorism against us, our customers and/or our vendors or other breaches of our data security could cause service disruption or loss of control of our customers’ energy infrastructure systems, which could subject us to significant liabilities and cause damage to our reputation.

While management has taken steps to address these concerns by implementing network security and internal control measures, there can be no assurance that the above events will not occur, and such events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our dependence on suppliers, subcontractors and equipment manufacturers could expose us to the risk of loss in our operations.

On certain projects, we rely on suppliers to obtain the necessary materials and subcontractors to perform portions of our services. We also rely on equipment manufacturers to provide us with the equipment required to conduct our operations. Although we are not dependent on any single supplier, subcontractor or equipment manufacturer, any substantial limitation on the availability of required suppliers, subcontractors or equipment manufacturers could negatively impact our operations. The risk of a lack of available suppliers, subcontractors or equipment manufacturers may be heightened as a result of market and economic conditions. To the extent we cannot engage subcontractors or acquire equipment or materials, our operations could be negatively impacted. Additionally, successful completion of our contracts may depend on whether our subcontractors successfully fulfill their contractual obligations. If our subcontractors fail to perform their contractual obligations as a result of financial or other difficulties, or if our subcontractors fail to meet the expected completion dates or quality standards, we may be required to incur additional costs or provide additional services in order to make up such shortfall.

We may not have access in the future to sufficient funding to finance desired growth and operations.

If we cannot secure future funds or financing on acceptable terms, we may be unable to support our future operations or growth strategy. We use cash for acquisitions and other investments, both of which are elements of our growth strategy, and the timing and size of our acquisition or investment efforts cannot be readily predicted. Acquisitions and investments funded by cash on hand, cash from operations and cash from our current credit facility limit our financial flexibility and may increase our need to seek capital through additional debt or equity financings. We also rely on financing companies to fund the leasing of certain of our trucks and trailers, support vehicles and specialty construction equipment. Credit market conditions may cause certain of these financing companies to restrict or withhold access to capital for us to fund the leasing of additional equipment. Although we are not dependent on any single equipment lessor, a widespread lack of available capital to fund the leasing of equipment could negatively impact our future operations.

Our credit agreement contains significant restrictions, including financial covenants and other restrictions on our ability to borrow amounts under the agreement and limitations on our ability to incur additional debt or conduct certain types of preferred equity financings. Our ability to increase the current commitments under our credit facility is also dependent upon additional commitments from our lenders. Furthermore, if we are permitted under our credit facility to seek additional debt or equity financings, we cannot be certain they will be available to us on acceptable terms or at all, as banks are often restrictive in their lending practices, and additional debt financing may include covenants that further limit our operational and financial flexibility. If we are unable to borrow under our current credit agreement or secure other financing or if our lenders become unable or unwilling to fund their commitments to us, we may not be able to access the capital needed to fund our growth and operations. For additional information on the terms of our credit facility, please read Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt Instruments — Credit Facility.

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

For the year ended December 31, 2015, we derived $1.54 billion, or 20.4%, of our consolidated revenues from foreign operations, the substantial majority of which was earned in Canada and Australia. The functional currencies for our foreign operations are typically the currency of the country in which the foreign operating unit is located. Accordingly, our financial performance is subject to fluctuation due to changes in foreign currency exchange rates relative to the U.S. dollar. As the U.S. dollar strengthens against foreign currencies, our translation of foreign currency denominated revenues or expenses will result in lower U.S. dollar denominated revenues and expenses. Conversely, if the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated revenues or expenses will result in increased U.S. dollar denominated revenues and expenses. For example, during the year ended December 31, 2015, foreign revenues decreased by approximately $227 million in comparison with the year ended December 31, 2014 as a result of less favorable foreign currency exchange rates due to the U.S. dollar strengthening against the Canadian and Australian dollars.

We intend to expand the volume of services that we provide internationally. As a result, our reported financial condition, results of operations and cash flows may be further exposed to the effects that fluctuating exchange rates have on the process of translating the financial statements of our international operations and the remeasurement of transactions which are not denominated in the reporting units’ functional currencies.

Our business growth could outpace the capability of our decentralized management infrastructure.

We cannot be certain that our management infrastructure will be adequate to support our operations as they expand. For example, the ability to internally communicate, coordinate and execute business strategies, plans and tactics may be negatively impacted by our increasing size and complexity. A decentralized structure places significant control and decision-making powers in the hands of our operating unit management. This contributes to the risk that we may be slower or less able to identify or react to problems affecting key business matters than we would in a more centralized environment. The lack of timely access to information may impact the quality of decision making by management. Our decentralized organization creates the possibility that our operating subsidiaries assume excessive risk without appropriate guidance from our centralized legal, accounting, tax, treasury and insurance functions as to the potential overall impact. Future growth could also impose significant additional responsibilities on members of our senior management, including the need to recruit and integrate new senior level managers and executives. We cannot be certain that we will be able to recruit and retain such additional managers and executives. To the extent that we are unable to manage our growth effectively, or are unable to attract and retain additional qualified management, we may not be able to expand our operations or execute our business plan.

We may be unable to compete for or work on certain projects if we are not able to obtain surety bonds, letters of credit or bank guarantees.

A portion of our business depends on our ability to provide surety bonds, letters of credit, bank guarantees or other financial assurances. Current or future market conditions, including losses incurred in the construction industry or as a result of large corporate bankruptcies, as well as changes in our sureties’ assessment of our operating and financial risk, could cause our surety providers and lenders to decline to issue or renew, or substantially reduce the amount of, bid or performance bonds for our work and could increase our costs associated with collateral. These actions could be taken on short notice. If our surety providers or lenders were to limit or eliminate our access to bonding, letters of credit or guarantees, our alternatives would include seeking capacity from other sureties and lenders or finding more business that does not require bonds or that allows for other forms of collateral for project performance, such as cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all, which could affect our ability to bid for or work on future projects requiring financial assurances.

We have also granted security interests in certain assets to collateralize our obligations to our sureties and lenders. Furthermore, under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing bonds. If we were to experience an interruption or reduction in the availability of bonding capacity as a result of these or other reasons, we may be unable to compete for or work on certain projects that require bonding.

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

In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could negatively impact our business, financial condition, results of operations and cash flows. In certain instances, we have obtained indemnification or covenants from third parties (including predecessors or lessors) for such clean-up and other obligations and liabilities. However, such third-party indemnities or covenants may not cover all of our costs and the indemnitors may not pay amounts owed to us, and such unanticipated obligations or liabilities, or future obligations and liabilities, may have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, we cannot be certain that we will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business.

There are also other legislative and regulatory proposals to address greenhouse gas emissions. These proposals, if enacted, could result in potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. Any of these actions could result in increased costs associated with our operations and impact the prices we charge our customers. For example, if new regulations are adopted regulating greenhouse gas emissions from mobile sources such as cars and trucks, we could experience a significant increase in environmental compliance costs in light of our large rolling-stock fleet. In addition, if our operations are perceived to result in high greenhouse gas emissions, our reputation could suffer.

We may not be successful in continuing to meet the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including requirements for management to report on our internal controls over financial reporting and for our independent registered public accounting firm to express an opinion on the operating effectiveness of our internal control over financial reporting. During 2015, we continued actions to ensure our ability to comply with these requirements. As of December 31, 2015, our internal control over financial reporting was effective; however, there can be no assurance that our internal control over financial reporting will be effective in future years. Failure to maintain effective internal controls or to identify significant internal control deficiencies in acquired companies (both prior acquisitions and future acquisitions) could result in a decrease in the market value of our publicly traded securities, a reduced ability to obtain debt and equity financing, a loss of customers, or penalties and additional expenditures to meet the requirements.

If we are unable to enforce our intellectual property rights or if our intellectual property rights become obsolete, our competitive position could be adversely impacted.

We utilize a variety of intellectual property rights while performing our services. We view our portfolio of proprietary energized services tools and techniques and other process and design technologies as our competitive strengths, which we believe differentiate our service offerings. We may not be able to successfully preserve these intellectual property rights in the future, and these rights could be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which our services may be sold do not protect intellectual property rights to the same extent as the laws of the United States. We also license certain technologies from third parties, and there is a risk that our relationships with licensors may terminate or expire or may be interrupted or harmed. If we are unable to protect and maintain our intellectual property rights, or if intellectual property challenges or infringement proceedings succeed against us, our ability to differentiate our service offerings could be reduced. In addition, if our intellectual property rights or work processes become obsolete, we may not be able to differentiate our service offerings, and some of our competitors may be able to offer more attractive services to our customers. As a result, our business and revenues could be materially and adversely affected.

We may incur additional healthcare costs arising from federal healthcare reform legislation.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively ACA) were signed into law in the United States. ACA is intended to expand access to health insurance coverage to many uninsured individuals and expands coverage to those already insured. The changes and mandates on employers subject to ACA’s “pay or play” requirements could cause us to incur additional group health insurance costs, although we do not expect any material short-term impact on our financial results as a result of ACA. We continue to monitor developments under ACA and assess the extent to which it could result in long-term material cost increases for us.

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

Our sale or issuance of additional common stock or other equity-related securities could dilute each stockholder’s ownership interest or adversely affect the market price of our common stock.

We grow our business organically as well as through acquisitions. We often fund all or a portion of the consideration paid in connection with our acquisitions with the issuance of additional equity securities, including shares of our common stock and securities that are convertible into shares of our common stock.

We may issue additional equity securities in the future, including in connection with future acquisitions or other issuances of our common stock or convertible securities or otherwise. Our Restated Certificate of Incorporation provides that we may issue up to 600,000,000 shares of common stock, of which 152,907,166 shares were outstanding as of December 31, 2015. Additionally, former owners of acquired companies own exchangeable shares, 6,876,042 of which were outstanding as of December 31, 2015 and included in the calculation of basic and diluted weighted average shares outstanding. These shares are exchangeable for shares of Quanta common stock on a one-for-one basis. Any additional issuances of common stock or exchangeable shares could have the effect of diluting our earnings per share and our existing stockholders’ individual ownership percentages and could lead to volatility in the market price of our common stock. We cannot predict the effect that future issuances of our common stock or other equity-related securities would have on the market price of our common stock.

Certain provisions of our corporate governing documents could make an acquisition of our company more difficult.

The following provisions of our charter documents, as currently in effect, and Delaware law could discourage potential proposals to acquire us, delay or prevent a change in control of us or limit the price that investors may be willing to pay in the future for shares of our common stock:

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

Facilities

We lease our corporate headquarters in Houston, Texas and maintain other facilities throughout North America and in various foreign locations where we conduct business. Our facilities are used for offices, equipment yards, warehouses, storage and vehicle shops. As of December 31, 2015, we owned 48 of the facilities we occupy, many of which are encumbered by a security interest granted under our credit agreement, and we leased the remainder. We believe that our existing facilities are sufficient for our current needs.

Equipment

We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes, robotic arms, wire pullers, tensioners, marine vessels and helicopters. Our owned equipment and the leasehold interests in our leased equipment are encumbered by a security interest granted under our credit agreement. As of December 31, 2015, the total size of the rolling-stock fleet was approximately 36,778 units. Most of our fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We believe that our equipment is generally well maintained and adequate for our present operations.

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

	High	Low
Year Ended December 31, 2015
1st Quarter	$29.94	$25.67
2nd Quarter	30.61	27.68
3rd Quarter	29.10	21.35
4th Quarter	27.05	18.46
Year Ended December 31, 2014
1st Quarter	$37.28	$29.85
2nd Quarter	37.42	32.50
3rd Quarter	37.49	32.86
4th Quarter	36.34	25.34

On February 23, 2016, there were 756 holders of record of our common stock, 16 holders of record of exchangeable shares of Canadian subsidiaries of Quanta, one holder of record of our Series F preferred stock and one holder of record of our Series G preferred stock. There is no established trading market for the exchangeable shares or the Series F and Series G preferred stock; however, the exchangeable shares may be exchanged at the option of the holder for Quanta common stock on a one-for-one basis. See Note 11 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional discussion of our equity securities.

Unregistered Sales of Securities During the Fourth Quarter of 2015

None.

Issuer Purchases of Equity Securities During the Fourth Quarter of 2015

The following table contains information about our purchases of equity securities during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs (1)
October 1 – 31, 2015
Open Market Stock Repurchases (2015 Repurchase Program) (1)	3,579,775	$21.45	3,579,775
November 1 – 30, 2015
Tax Withholdings (2)	12,958	$21.72
December 1 – 31, 2015
Tax Withholdings (2)	54	$21.66

Total	3,592,787		3,579,775	$200,120,407

(1)	On August 5, 2015, we issued a press release announcing that our board of directors approved a stock repurchase program authorizing us to purchase, from time to time through February 28, 2017, up to $1.25 billion of our outstanding common stock. Repurchases under the program can be made in open market or privately negotiated transactions, including pursuant to an accelerated share repurchase arrangement, issuer repurchase plan or otherwise, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. This program does not obligate us to acquire any specific amount of common stock and may be modified or terminated by our board of directors at any time at its sole discretion and without notice. We have paid $150.0 million under an accelerated share repurchase arrangement (the ASR), entered into on August 10, 2015, for shares expected to be delivered upon final settlement of the ASR. As of December 31, 2015, after consideration of the settlement of the ASR, approximately $50.1 million remained available under the program. For additional information on the program and the ASR, please see Liquidity and Capital Resources—Cash Requirements in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of this Annual Report on Form 10-K.
(2)	Includes shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock unit awards.

Please see Liquidity and Capital Resources — Debt Instruments — Credit Facility in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of this Annual Report on Form 10-K for a discussion of our credit agreement, which includes certain limitations on the repurchase of common stock without consent of our lenders.

Dividends

We did not declare any cash dividends on our common stock during the years ended December 31, 2015 or 2014, or in any previous periods. We currently intend to retain our future earnings, if any, to finance the growth, development and expansion of our business. Accordingly, we currently do not intend to declare or pay any cash dividends on our common stock in the immediate future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors. These factors include our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, as discussed in Liquidity and Capital Resources — Debt Instruments — Credit Facility in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our credit agreement restricts the payment of cash dividends unless certain conditions are met.

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

The following graph compares, for the period from December 31, 2010 to December 31, 2015, the cumulative stockholder return on our common stock with a peer group selected by our management that includes public companies within our industries and the cumulative total return of the Standard & Poor’s 500 Index (the S&P 500 Index). The companies in the peer group were selected to represent a broad group of publicly held corporations with operations similar to ours. The peer group (Peer Group) includes AECOM Technology Corporation, Chicago Bridge & Iron Company N.V., EMCOR Group Inc., Fluor Corporation, Jacobs Engineering Group Inc., KBR, Inc., MasTec, Inc., MYR Group Inc., Primoris Services Corporation and Willbros Group, Inc.

The graph below assumes an investment of $100 (with reinvestment of all dividends) in our common stock, the Peer Group and the S&P 500 Index on December 31, 2010 and tracks their relative performance through December 31, 2015. The returns of each company in the Peer Group is weighted based on the market capitalization of that company at the beginning of the measurement period. The stock price performance reflected in the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Quanta Services, Inc., the Peer Group and the S&P 500 Index

	12/10	12/11	12/12	12/13	12/14	12/15
Quanta Services, Inc.	$100.00	$108.13	$137.00	$158.43	$142.52	$101.66
Peer Group	100.00	87.39	101.91	143.09	102.22	92.58
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75

ITEM 6.	Selected Financial Data

The following historical selected financial data has been derived from the financial statements of Quanta. See Note 5 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for information regarding certain acquisitions and the related impact on our results of operations as these acquisitions may affect the comparability of such results. Additionally, on August 4, 2015, we sold our fiber optic licensing operations, and on December 3, 2012, we sold substantially all of our domestic telecommunications infrastructure services operations and related subsidiaries. We have presented the results of operations, financial position and cash flows of such fiber optic licensing and telecommunications subsidiaries as discontinued operations for all applicable periods presented in this Annual Report on Form 10-K. The historical selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto included in Item 8. Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share information)
Consolidated Statements of Operations Data:
Revenues	$7,572,436	$7,747,229	$6,411,577	$5,825,085	$4,103,756
Cost of services (including depreciation)	6,648,771	6,578,435	5,424,644	4,953,176	3,604,706 (e)

Gross profit	923,665	1,168,794	986,933	871,909	499,050
Selling, general and administrative expenses	592,863	705,477 (c)	485,069	421,726	325,791
Amortization of intangible assets	34,848	34,257	25,865	34,049	25,034
Asset impairment charges	58,451 (a)	—	—	—	—

Operating income	237,503	429,060	475,999	416,134	148,225
Interest expense	(8,024)	(4,765)	(2,668)	(3,746)	(1,803)
Interest income	1,493	3,736	3,378	1,471	1,066
Equity in earnings (losses) of unconsolidated affiliates, including gain on sale of investment	(466)	(332)	112,744 (d)	2,084	—
Other income (expense), net	(1,831)	(1,100)	(1,133)	(349)	(596)

Income from continuing operations before income taxes	228,675	426,599	588,320	415,594	146,892
Provision for income taxes (b)	97,472	139,007	196,875	139,988	43,434

Net income from continuing operations	131,203	287,592	391,445	275,606	103,458
Net income from discontinued operations	190,621	27,490	29,864	47,050	40,958

Net income	321,824	315,082	421,309	322,656	144,416
Less: Net income attributable to non-controlling interests	10,917	18,368	19,388	16,027	11,901

Net income attributable to common stock	$310,907	$296,714	$401,921	$306,629	$132,515

Amounts attributable to common stock:
Net income from continuing operations	$120,286	$269,224	$372,057	$259,579	$91,557
Net income from discontinued operations	190,621	27,490	29,864	47,050	40,958

Net income attributable to common stock	$310,907	$296,714	$401,921	$306,629	$132,515

Basic earnings per share attributable to common stock from continuing operations	$0.62	$1.22	$1.73	$1.22	$0.43

Diluted earnings per share attributable to common stock from continuing operations	$0.62	$1.22	$1.73	$1.22	$0.43

(a)

During the fourth quarter of 2015, we recorded total asset impairment charges of $58.5 million ($44.6 million net of tax). These impairment charges related to goodwill, intangible assets and property and equipment. Included in these charges was a $39.8 million goodwill impairment and a $12.1 million impairment related to customer relationships, trade names and non-compete agreement intangible assets. These goodwill and intangible impairments primarily resulted from lower forecasted oil and gas services revenues for our Gulf of Mexico operations and certain operations in Australia, due to the extended low commodity price environment. Additionally, we recorded a property and equipment impairment of $6.6 million related to certain international renewable energy services operations.
(b)	The effective tax rate was higher in 2015 due to a lower proportion of income before taxes from international jurisdictions, which are generally taxed at lower statutory rates. Additionally, certain of the asset impairments recorded were not deductible for tax purposes. A change in the Alberta provincial statutory income tax, effective as of June 1, 2015 resulted in additional taxes of $5.0 million. These negative impacts were partially offset by the realization of $4.2 million in tax benefits associated with the realization of a previously unrecognized deferred tax asset related to our investment in a foreign subsidiary. The effective tax rate in 2015 did not reflect a significant decrease in reserves for uncertain tax positions because the statute of limitations remains open for various tax years currently under audit. The effective tax rates in 2014, 2013, 2012 and 2011 were impacted by the recording of $8.1 million, $9.9 million, $7.8 million and $8.4 million of tax benefits in each respective year primarily due to decreases in reserves for uncertain tax positions resulting from the expiration of various federal and state statute of limitations periods.
(c)	In 2014, selling, general and administrative expenses included a $102.5 million charge to provision for long-term contract receivable associated with an electric power infrastructure services project completed in 2012. Additionally, we recorded $38.8 million of expense resulting from an arbitration decision associated with a contract dispute on a 2010 directional drilling project.
(d)	In 2013, we recorded a pre-tax gain of approximately $112.7 million from the sale of all of our equity ownership interest in Howard Midstream Energy Partners, LLC (HEP).
(e)	In 2011, cost of services included a $32.6 million charge related to our partial withdrawal from an underfunded pension plan. For additional information, see Collective Bargaining Agreements in Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:
Working capital (a)	$1,073,775	$1,389,393	$1,226,012	$1,310,405	$950,535
Goodwill	1,552,658	1,596,695	1,445,927	1,202,854	1,136,020
Total assets	5,213,543	6,253,583	5,731,982	5,111,408	4,656,951
Long-term debt, net of current maturities	475,364	72,489	1,053	—	—
Total stockholders’ equity	3,085,494	4,514,473	4,234,188	3,766,548	3,381,952

(a)	During the quarter ended December 31, 2015, we adopted an accounting update that was issued by the FASB that requires deferred tax assets and liabilities to be classified as non-current in a classified balance sheet. The guidance has been applied retrospectively to all periods presented.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We report our results under two reportable segments: (1) Electric Power Infrastructure Services and (2) Oil and Gas Infrastructure Services. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the year ended December 31, 2015 were approximately $7.57 billion, of which 65% was attributable to the Electric Power Infrastructure Services segment and 35% to the Oil and Gas Infrastructure Services segment. As a result of the sale of our fiber optic licensing operations on August 4, 2015, we have presented our fiber optic licensing operations as discontinued operations and our ancillary telecommunications infrastructure services as part of our Electric Power Infrastructure Services segment.

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

For internal management purposes, following the disposition of our fiber optic licensing operations, we are organized into two internal divisions, namely, the Electric Power Infrastructure Services Division and the Oil and Gas Infrastructure Services Division. These internal divisions are closely aligned with the reportable segments described above based on the predominant type of work provided by the operating units within each division.

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

Recent Investments, Acquisitions and Divestitures

During 2015, we acquired 11 companies. The results of eight of the acquired companies are generally included in our Electric Power Infrastructure Services segment. These companies include a foundation services company located in the United States, an electrical contracting company located in the United States, an electrical engineering company located in Australia, a powerline construction company located in the United States, an engineering company located in Canada, an engineering, procurement and construction services company based in the United States, an underground construction contracting company located in Canada, and a supplier and material procurement specialist for the power and utility industry in Canada. The results of the remaining three acquired companies are generally included in our Oil and Gas Infrastructure Services segment. These companies include a company that services above-ground storage tanks in the United States, an underground utility distribution contractor that provides services to gas and electric utilities in Canada, and a company that specializes in the engineering, procurement, construction, and commissioning of compression and surface facilities for the high pressure gas industry in Australia. The aggregate consideration for these acquisitions consisted of approximately $110.4 million paid or payable in cash, subject to net working capital adjustments, 461,037 shares of Quanta common stock valued on the settlement dates of the acquisitions at approximately $10.1 million, and $1.0 million in contingent consideration. As these transactions were effective during 2015, the results have been included in our consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable us to further enhance our electric power and oil and gas infrastructure service offerings in the United States, Canada and Australia.

On April 29, 2015, we entered into a stock purchase agreement with Crown Castle International Corp. pursuant to which we agreed to sell our fiber optic licensing operations. The purchase agreement contained customary representations and warranties, covenants and indemnities. On August 4, 2015, we completed the sale for a purchase price of approximately $1 billion in cash, resulting in after-tax net proceeds of approximately $848 million. In the third quarter of 2015, we recognized a net of tax gain of approximately $171 million. We have presented the results of operations, financial position, cash flows and disclosures of the fiber optic licensing operations as discontinued operations for all periods in our consolidated financial statements.

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

Additionally, our industry can be highly cyclical. Our volume of business may be adversely affected by declines or delays in new projects due to cyclicality, which may vary by geographic region, including the United States, Canada and Australia. Project schedules, particularly in connection with larger, longer-term projects, can also create fluctuations in the services provided, which may adversely affect us in a given period. For example, in connection with larger, more complicated projects, the timing of obtaining permits and other approvals may be delayed, and we may need to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we are strategically positioned to deliver on such projects when they move forward. Examples of other items that may cause our results to fluctuate materially from quarter to quarter include: the financial condition of our customers and their access to capital; variations in the margins of projects performed during any particular period; regional, national and global economic and market conditions; the timing of acquisitions, the timing and magnitude of acquisition and integration costs associated with acquisitions; dispositions; fluctuations in our equity in earnings (losses) of unconsolidated affiliates; impairments of goodwill, intangible assets, long-lived assets or investments; and interest rate fluctuations. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.

We and our customers continue to operate in an uncertain business environment, with heightened regulatory and environmental requirements, stringent permitting processes and only gradual recovery in the economy from recessionary levels. Furthermore, significant declines in oil and natural gas prices since mid-2014 have cast uncertainty on the demand for our oil and gas infrastructure services, which may be exacerbated if we experience a sustained period of lower oil and natural gas prices. However, we expect that, as the current oversupply of global oil corrects and global demand for oil increases over time, oil prices could recover from current levels over the long term. We believe that long-term production of natural gas and oil from North American unconventional shale formations and the Canadian oil sands will continue, which we expect to create demand for our infrastructure services over time.

We are closely monitoring our customers and the effect that changes in economic and market conditions have or may have on them. Certain of our customers have reduced or delayed spending in recent years, which we attribute primarily to regulatory and permitting hurdles and negative economic and market conditions, and we anticipate that these issues may continue to affect demand for some of our services in the near term. As mentioned previously, there have been significant decreases in oil prices and natural gas prices since mid-2014. We have experienced a decrease in demand for some of our services, primarily infrastructure services in Australia, Canada and the Gulf of Mexico, as a result of low oil prices. Further declines in prices or a sustained period of low prices could result in further reduction of our customers’ capital spending on mainline pipe and/or other midstream infrastructure, such as gathering systems and other related infrastructure, resulting in less demand for our services. We believe that most of our customers, many of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long term. You should read Outlook and Understanding Margins for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

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

Weather. Adverse or favorable weather conditions can impact gross margins in a given period. For example, snowfall or rainfall in the areas in which we operate may negatively impact our revenues and margins due to reduced productivity, as projects may be delayed or temporarily placed on hold until weather conditions improve. Conversely, in periods when weather remains dry and temperatures are accommodating, more work can be done, sometimes with less cost, which would have a favorable impact on margins. In some cases, severe weather, such as hurricanes and ice storms, can provide us with higher margin emergency restoration service work, which generally has a positive impact on margins.

Revenue mix. The mix of revenues derived from the industries we serve and the types of services we provide within an industry will impact margins, as certain industries and services provide higher margin opportunities. Additionally, changes in our customers’ spending patterns in each of the industries we serve can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenues by industry served.

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

Larger versus smaller transmission projects. We may experience a decrease or fluctuations in margins when, as was the case in 2015, larger electric transmission projects across the industry experience significant delays. This has, and may again in the future, lead to an increasingly competitive smaller transmission market, as competitors more aggressively pursue higher volumes of work to absorb fixed costs. A greater mix of smaller transmission work also could negatively impacts margins due to the inefficiency of transitions between smaller projects versus the continuous production on larger projects. We believe that the delay in larger transmission projects is temporary, as a number of large projects are awaiting permitting and other approvals. In the event that we believe delays are temporary, we may choose to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we were strategically positioned to deliver on larger, more complicated electric transmission projects when they move forward, as was the case in 2015.

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

Consolidated Results

	Year Ended December 31,
	2015		2014		2013
Revenues	$7,572,436	100.0%	$7,747,229	100.0%	$6,411,577	100.0%
Cost of services (including depreciation)	6,648,771	87.8	6,578,435	84.9	5,424,644	84.6

Gross profit	923,665	12.2	1,168,794	15.1	986,933	15.4
Selling, general and administrative expenses	592,863	7.8	705,477	9.1	485,069	7.6
Amortization of intangible assets	34,848	0.5	34,257	0.5	25,865	0.4
Asset impairment charges	58,451	0.8	—	—	—	—

Operating income	237,503	3.1	429,060	5.5	475,999	7.4
Interest expense	(8,024)	(0.1)	(4,765)	—	(2,668)	(0.1)
Interest income	1,493	—	3,736	—	3,378	0.1
Equity in earnings (losses) of unconsolidated affiliates, including gain on sale of investment	(466)	—	(332)	—	112,744	1.8
Other income (expense), net	(1,831)	—	(1,100)	—	(1,133)	—

Income from continuing operations before income taxes	228,675	3.0	426,599	5.5	588,320	9.2
Provision for income taxes	97,472	1.3	139,007	1.8	196,875	3.1

Net income from continuing operations	131,203	1.7	287,592	3.7	391,445	6.1
Net income from discontinued operations, net of taxes	190,621	2.5	27,490	0.4	29,864	0.5

Net income	321,824	4.2	315,082	4.1	421,309	6.6
Less: Net income attributable to non-controlling interests	10,917	0.1	18,368	0.3	19,388	0.3

Net income attributable to common stock	$310,907	4.1%	$296,714	3.8%	$401,921	6.3%

Amounts attributable to common stock:
Net income from continuing operations	$120,286	1.6%	$269,224	3.4%	$372,057	5.8%
Net income from discontinued operations	190,621	2.5	27,490	0.4	29,864	0.5

Net income attributable to common stock	$310,907	4.1%	$296,714	3.8%	$401,921	6.3%

2015 compared to 2014

Revenues. Revenues decreased $174.8 million, or 2.3%, to $7.57 billion for the year ended December 31, 2015. This decrease was primarily attributable to a decrease in electric power infrastructure services revenues of $365.4 million, or 6.9%, partially offset by an increase in oil and gas infrastructure services revenues of $190.6 million, or 7.8%. Revenues from electric power infrastructure services were adversely impacted primarily by reduced customer spending and delays in project timing due to regulatory and permitting issues associated with large electric transmission projects during the year ended December 31, 2015. In addition, revenues contributed by our international operations were negatively impacted by approximately $227 million due to less favorable foreign currency exchange rates as the U.S. dollar strengthened against the Canadian and Australian dollars. Partially offsetting these decreases for the year ended December 31, 2015 was the favorable impact of approximately $375 million in revenues generated by acquired companies, primarily in the Oil and Gas Infrastructure Services segment.

Gross profit. Gross profit decreased $245.1 million, or 21.0%, to $923.7 million for the year ended December 31, 2015. Gross profit as a percentage of revenues decreased to 12.2% for the year ended December 31, 2015 from 15.1% for the year ended December 31, 2014. These decreases were primarily due to the decrease in revenues from large electric transmission and mainline transmission projects, which typically yield higher margins, and an increase in revenues from services that typically yield lower margins. Gross profit was also negatively impacted by approximately $73 million in aggregate losses recorded during the year ended December 31, 2015 on three projects due to increased costs associated with performance and site related factors that adversely impacted production. The projects included a power plant project in Alaska expected to be complete in mid-2016, an electric transmission project in Canada substantially completed in the third quarter of 2015, and a directional drilling project in Canada that was completed during the fourth quarter of 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $112.6 million, or 16.0%, to $592.9 million for the year ended December 31, 2015. The decrease was primarily attributable to an aggregate $102.5 million charge to provision for long-term contract receivable recorded in the third and fourth quarters of 2014 associated with an electric power infrastructure services project completed in 2012 and an aggregate $38.8 million expense recorded in the year ended December 31, 2014 associated with an adverse arbitration decision regarding a contract dispute on a 2010 directional drilling project. Partially offsetting these decreases was $16.5 million in incremental general and administrative costs associated with acquired companies and $11.0 million in higher costs associated with ongoing technology, business development initiatives and facilities expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 7.8% for the year ended December 31, 2015 from 9.1% for the year ended December 31, 2014, due primarily to the impact of the charge to provision for long-term contract receivable and arbitration expense described above.

Amortization of intangible assets. Amortization of intangible assets increased $0.6 million to $34.8 million for the year ended December 31, 2015. This increase was primarily due to increased amortization of intangibles associated with acquired companies, partially offset by reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized.

Asset impairment charges. Asset impairment charges were $58.5 million for the year ended December 31, 2015 compared to none for the year ended December 31, 2014. During the fourth quarter of 2015, we recorded a $39.8 million goodwill impairment and a $12.1 million impairment related to customer relationships, trade names and non-compete agreement intangible assets. The extended low commodity price environment has significantly impacted certain reporting units within our Oil and Gas Infrastructure Services Division. Specifically, lower forecasted oil and gas services revenues for our Gulf of Mexico operations and certain operations in Australia resulted in impairments of goodwill and intangible assets. Additionally, we recorded a property and equipment impairment of $6.6 million related to certain international renewable energy services operations.

Interest expense. Interest expense increased $3.3 million to $8.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to increased borrowing activity.

Interest income. Interest income decreased $2.2 million to $1.5 million for the year ended December 31, 2015. The decrease was primarily due to lower average cash balances during the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Equity in earnings (losses) of unconsolidated affiliates. Equity in earnings (losses) of unconsolidated affiliates were losses of $0.5 million and $0.3 million for the years ended December 31, 2015 and 2014.

Provision for income taxes. The provision for income taxes was $97.5 million for the year ended December 31, 2015, with an effective tax rate of 42.6%. The provision for income taxes was $139.0 million for the year ended December 31, 2014, with an effective tax rate of 32.6%. The effective tax rate was higher in 2015 due to a lower proportion of income before taxes from international jurisdictions, which are generally taxed at lower statutory rates. Additionally, certain of the asset impairments recorded were not deductible for tax purposes. A change in the Alberta provincial statutory income tax, effective as of June 1, 2015, which required a remeasurement of certain cumulative deferred tax assets and liabilities, resulted in additional taxes of $5.0 million. These negative impacts were partially offset by the realization of $4.2 million in tax benefits associated with the realization of a previously unrecognized deferred tax asset related to our investment in a foreign operating subsidiary. The effective tax rate in 2015 did not reflect a significant decrease in reserves for uncertain tax positions because the statute of limitations remains open for various tax years currently under audit. The effective tax rate for 2014 was impacted by an $8.1 million decrease in reserves for uncertain tax positions resulting from the expiration of various federal and state statute of limitations periods.

Other comprehensive income (loss). Other comprehensive income (loss), net of taxes was a loss of $171.4 million in the year ended December 31, 2015 compared to a loss of $86.1 million in the year ended December 31, 2014. These losses were primarily due to less favorable foreign currency exchange rates related to the strengthening of the U.S. dollar against the Canadian and Australian dollars.

2014 compared to 2013

Revenues. Revenues increased $1.34 billion, or 20.8%, to $7.75 billion for the year ended December 31, 2014. This increase was due in part to higher electric power infrastructure services revenues, which increased $760.7 million, or 16.7%, to $5.30 billion as a result of increased activity from electric power transmission, distribution and power generation projects in connection with increased capital spending by our customers and approximately $225 million in revenues generated by acquired companies. Also contributing to the increase were additional revenues from oil and gas infrastructure services, which increased $574.9 million, or 30.8%, to $2.44 billion, primarily due to approximately $500 million in revenues generated by acquired companies. Also favorably impacting oil and gas infrastructure services was increased capital spending by our customers.

Gross profit. Gross profit increased $181.9 million, or 18.4%, to $1.17 billion for the year ended December 31, 2014. This increase was primarily due to higher overall revenues earned during the year ended December 31, 2014 as compared to the year ended December 31, 2013. Gross profit as a percentage of revenues decreased to 15.1% for the year ended December 31, 2014 from 15.4% for the year ended December 31, 2013. This decrease in gross margin was primarily due to the negative impact of wet weather conditions, primarily in Canada and northern regions of the United States, as these areas experienced a late thaw from the winter season, as well as lower margins recognized on certain power generation projects ongoing during the year ended December 31, 2014 as compared to similar projects completed during the year ended December 31, 2013 and less favorable foreign currency exchange rates. These lower margins were partially offset by the contribution of mainline pipe revenues, which typically yield higher margins.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $220.4 million, or 45.4%, to $705.5 million for the year ended December 31, 2014. This increase was primarily attributable to an aggregate $102.5 million charge to provision for long-term contract receivable recorded in the third and fourth quarters of 2014 associated with an electric power infrastructure services project completed in 2012 and an aggregate $38.8 million expense associated with an adverse arbitration decision regarding a contract dispute on a 2010 directional drilling project, $68.2 million in incremental general and administrative costs associated with acquired companies, $11.6 million in higher professional fees and $7.6 million in higher ancillary administration costs. These increases were partially offset by $13.2 million in lower compensation and incentive costs associated with levels of profitability during the year ended December 31, 2014. Selling, general and administrative expenses as a percentage of revenues increased to 9.1% for the year ended December 31, 2014 from 7.6% for the year ended December 31, 2013, due primarily to the impact of the provision for long-term contract receivable and the arbitration expense discussed above. The impact of these items was partially offset by better absorption of general and administrative expenses due to the higher revenues described above.

Amortization of intangible assets. Amortization of intangible assets increased $8.4 million to $34.3 million for the year ended December 31, 2014. This increase was primarily due to increased amortization of intangibles associated with acquired companies.

Interest expense. Interest expense increased $2.1 million to $4.8 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to increased borrowing activity, commitment fees associated with an increase in the unused capacity of our credit facility and higher amortization of deferred financing costs following the amendment and restatement of our credit agreement in 2013.

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

Equity in earnings (losses) of unconsolidated affiliates. Equity in earnings (losses) of unconsolidated affiliates was a loss of $0.3 million and income of $112.7 million for the years ended December 31, 2014 and 2013. During the fourth quarter of 2013, we sold all of our equity ownership interest in HEP for proceeds of approximately $220.9 million in cash which resulted in a pre-tax gain of approximately $112.7 million.

Provision for income taxes. The provision for income taxes was $139.0 million for the year ended December 31, 2014, with an effective tax rate of 32.6%. The provision for income taxes was $196.9 million for the year ended December 31, 2013, with an effective tax rate of 33.5%. The effective tax rates for 2014 and 2013 were impacted by the recording of net tax benefits in the amounts of $8.1 million in 2014 and $9.9 million in 2013 associated with decreases in reserves for uncertain tax positions resulting from the expiration of various federal and state statute of limitations periods. Excluding the tax benefits from decreases in reserves for uncertain tax positions, the effective tax rates would have been 34.5% and 35.2% for the years ended December 31, 2014 and 2013. The lower effective tax rate for the year ended December 31, 2014 was primarily due to a higher proportion of income before taxes earned from international jurisdictions, which are generally taxed at lower statutory rates.

Other comprehensive income (loss). Other comprehensive income (loss), net of taxes was a loss of $86.1 million in the year ended December 31, 2014 compared to a loss of $51.7 million in the year ended December 31, 2013. These losses were primarily due to less favorable foreign currency exchange rates related to the strengthening of the U.S. dollar against the Canadian and Australian dollars.

Segment Results

The following table sets forth segment revenues and segment operating income (loss) for the years indicated (dollars in thousands):

	Year Ended December 31,
	2015		2014		2013
Revenues:
Electric Power Infrastructure	$4,937,289	65.2%	$5,302,671	68.4%	$4,541,962	70.8%
Oil and Gas Infrastructure	2,635,147	34.8	2,444,558	31.6	1,869,615	29.2

Consolidated revenues from external customers	$7,572,436	100.0%	$7,747,229	100.0%	$6,411,577	100.0%

Operating income (loss):
Electric Power Infrastructure	$362,328	7.3%	$462,985	8.7%	$523,355	11.5%
Oil and Gas Infrastructure	142,929	5.4	162,797	6.7	138,543	7.4
Corporate and non-allocated costs	(267,754)	N/A	(196,722)	N/A	(185,899)	N/A

Consolidated operating income	$237,503	3.1%	$429,060	5.5%	$475,999	7.4%

2015 compared to 2014

Electric Power Infrastructure Services Segment Results

Revenues for this segment decreased $365.4 million, or 6.9%, to $4.94 billion for the year ended December 31, 2015. Revenues from electric power infrastructure services were adversely impacted by reduced customer spending and delays in project timing due to regulatory and permitting issues associated with large electric transmission projects. The revenues contributed from our international operations were negatively impacted by approximately $132 million as a result of less favorable foreign currency exchange rates in the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily attributable to the strengthening of the U.S. dollar against the Canadian and Australian dollars. Also contributing to the decrease was $23.4 million in lower emergency restoration services revenues. Partially offsetting these decreases was the contribution of approximately $85 million in revenues generated by acquired companies and increased activity from smaller scale transmission and electric distribution projects due to increased spending by our customers.

Operating income decreased $100.7 million, or 21.7%, to $362.3 million for the year ended December 31, 2015. Operating income as a percentage of segment revenues decreased to 7.3% for the year ended December 31, 2015 from 8.7% for the year ended December 31, 2014. These decreases were primarily due to a decrease in revenues from large electric transmission projects mentioned above, which typically yield higher margins, and a corresponding increase in lower margin revenues from smaller scale transmission work. This change in revenue mix also resulted in increased inefficiencies associated with transitioning between smaller projects that are not experienced during continuous production on larger projects, as well as certain large transmission resources being underutilized during the year ended December 31, 2015. In addition, operating income and operating income as a percentage of segment revenues decreased in 2015 due to the negative impact of approximately $66 million in aggregate losses recorded during the year ended December 31, 2015 on two projects due to increased costs associated with performance and site related factors that adversely impacted production. These projects include a power plant project in Alaska expected to be complete in mid-2016 and an electric transmission project in Canada that was substantially completed during the third quarter of 2015. Also contributing to the decreases was the negative impact on production for various projects due to heavy snowfall and other unfavorable weather conditions in certain areas of Canada and the northern United States during the first three months of 2015 and a property and equipment impairment of $6.6 million related to certain international renewable energy services operations. Additionally, lower emergency restoration services revenues impacted margins since such services typically yield higher margins. Operating income and margins during 2014 were negatively impacted by the $102.5 million charge to provision for long-term contract receivable associated with an electric power infrastructure services project completed in 2012 described above.

Oil and Gas Infrastructure Services Segment Results

Revenues for this segment increased $190.6 million, or 7.8%, to $2.64 billion for the year ended December 31, 2015. Revenues for the year ended December 31, 2015 were favorably impacted by approximately $290 million in revenues generated by acquired companies. Increased revenues from distribution and other services also impacted revenues in 2015. These increases were partially offset by reduced demand for services due to lower oil prices and their impact on customer spending, fluctuations in large project timing and regulatory delays on certain other large mainline pipe projects that shifted work from the second half of 2015 into 2016. Revenues for the year ended December 31, 2015 also reflect the negative impact of changes in foreign currency exchange rates, which negatively impacted revenues contributed by our international operations by approximately $95 million as a result of the strengthening of the U.S. dollar against the Canadian and Australian dollars.

Operating income decreased $19.9 million, or 12.2%, to $142.9 million for the year ended December 31, 2015. Operating income as a percentage of segment revenues decreased to 5.4% for the year ended December 31, 2015 from 6.7% for the year ended December 31, 2014. The decreases were primarily due to a decrease in transmission revenues, which typically yield higher margins, and project losses of approximately $7 million on a directional drilling project in Canada that was completed in the fourth quarter of 2015. Also contributing to the decrease in operating income as a percentage of revenues was lower demand for services associated with certain operations as a result of lower oil prices, which negatively impacted this segment’s ability to cover fixed and overhead costs. These decreases were partially offset by the impact during the year ended December 31, 2014 of an aggregate $38.8 million expense associated with an adverse arbitration decision regarding a contract dispute on a 2010 directional drilling project as well as an increase in the estimated withdrawal liability associated with the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan) based on an increase in the estimated range of possible liability.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the year ended December 31, 2015 increased $71.0 million to $267.8 million as compared to the year ended December 31, 2014. This increase was primarily due to the $51.9 million previously described goodwill and intangible asset impairment charges recorded in the year ended December 31, 2015, $10.9 million in higher salaries and benefits associated with cost of living increases and increased personnel, $8.1 million in higher costs associated with ongoing technology and business development initiatives, and $3.6 million in higher consulting and professional fees. These increases were partially offset by a $6.8 million decrease in acquisition and integration costs due to the smaller size and reduced complexity of our acquisitions closed in 2015.

2014 compared to 2013

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $760.7 million, or 16.7%, to $5.30 billion for the year ended December 31, 2014. Revenues were positively impacted by increased activity from electric power transmission, distribution and power generation projects primarily as a result of increased capital spending by our customers and approximately $225 million in revenues generated by acquired companies. Partially offsetting these increases was the negative impact of fluctuations in foreign currency exchange rates in 2014 as compared to 2013, primarily attributable to the strengthening of the U.S. dollar against the Canadian dollar.

Operating income decreased $60.4 million, or 11.5%, to $463.0 million for the year ended December 31, 2014. Operating income as a percentage of segment revenues decreased to 8.7% for the year ended December 31, 2014 from 11.5% for the year ended December 31, 2013. These decreases were primarily due to the impact of the $102.5 million provision for long-term contract receivable described above, as well as the negative impact on production of wet weather conditions in the year ended December 31, 2014 as compared to the year ended

December 31, 2013, primarily in Canada and northern regions of the United States. Additionally, lower margins were recognized on certain power generation projects ongoing during the year ended December 31, 2014 as compared to projects completed during the year ended December 31, 2013. These decreases were partially offset by higher segment revenues described above, which improved this segment’s ability to cover fixed and overhead costs.

Oil and Gas Infrastructure Services Segment Results

Revenues for this segment increased $574.9 million, or 30.8%, to $2.44 billion for the year ended December 31, 2014. Revenues for the year ended December 31, 2014 were favorably impacted by approximately $500 million in revenues generated by acquired companies in the United States, Canada and Australia, the majority of which were related to transmission projects. Additionally, revenues were favorably impacted by increased capital spending by our customers, primarily related to distribution projects. Partially offsetting these increases was the negative impact of fluctuations in foreign currency exchange rates in 2014 as compared to 2013, primarily attributable to the strengthening of the U.S. dollar against the Canadian and Australian dollars.

Operating income increased $24.3 million, or 17.5%, to $162.8 million for the year ended December 31, 2014. This increase was primarily due to the increase in segment revenues described above, including contributions from mainline pipe projects in the United States and Australia, which typically yield higher margins, and the favorable settlement of certain contract change orders. Operating income as a percentage of segment revenues decreased to 6.7% for the year ended December 31, 2014 from 7.4% for the year ended December 31, 2013. This decrease was primarily due to the aggregate $38.8 million arbitration expense described above, as well as to the impact of an increase in the estimated withdrawal liability associated with the the Central States Plan based on an increase in the estimated range of possible liability.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the year ended December 31, 2014 increased $10.8 million to $196.7 million as compared to the year ended December 31, 2013. This increase was due to $8.4 million in higher amortization expense primarily due to the amortization of newly acquired intangible assets from 2014 and 2013 acquisitions, $8.0 million in higher consulting and other professional fees, $6.4 million in higher acquisition and integration costs and $2.1 million in higher ongoing technology and business development initiatives. These increases were partially offset by $15.4 million in lower compensation and incentive costs associated with current levels of profitability and due to the impact of approximately $4.3 million of non-cash stock-based compensation expense recognized in 2013 and related to the retirement of the former Executive Chairman of our board of directors.

Liquidity and Capital Resources

Cash Requirements

Our cash and cash equivalents totaled $128.8 million and $190.5 million as of December 31, 2015 and 2014. As of December 31, 2015 and 2014, cash and cash equivalents held in domestic bank accounts were approximately $16.1 million and $127.2 million, and cash and cash equivalents held in foreign bank accounts were approximately $112.7 million and $63.3 million. As of December 31, 2015 and 2014, cash and cash equivalents held by our investments in joint ventures, which are either consolidated or proportionately consolidated, were approximately $24.9 million and $19.1 million, of which $11.9 million and $19.1 million related to domestic joint ventures. Cash and cash equivalents held by the joint ventures are available to support the operations of the related joint ventures, and we do not have access to that cash for our other operations. Under the terms of the partnership agreements, we generally have no right to the joint ventures’ cash other than participating in distributions and in the event of dissolution.

We were in compliance with the covenants under our credit agreement at December 31, 2015. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. Capital expenditures related to continuing operations are expected to total $200 million to $220 million for 2016.

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

Management continues to monitor the financial markets and general national and global economic conditions for factors that may affect our liquidity and capital resources. We consider our cash investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash investments with short-term maturities. Accordingly, we do not anticipate that any weakness in the capital markets will have a material impact on the principal amounts of our cash investments or our ability to rely upon our credit facility for funds. To date, we have experienced no loss of or lack of access to our cash or cash equivalents or funds under our credit facility; however, we can provide no assurances that access to our invested cash and cash equivalents or availability under our credit facility will not be impacted in the future by adverse conditions in the financial markets.

Through December 31, 2015, we have not provided U.S. income taxes on approximately $269.8 million of unremitted foreign earnings. If we were to repatriate cash that is indefinitely reinvested outside the United States, we could be subject to additional U.S. income and foreign withholding taxes. Because of the number and variability of assumptions required, it is not practicable to determine the amount of any additional U.S. tax liability that may result if we decide to no longer indefinitely reinvest foreign earnings outside the United States. If our intentions or U.S. tax laws change in the future, there may be a significant negative impact on the provision for income taxes and cash flows as a result of recording an incremental tax liability in the period such change occurs.

Sources and Uses of Cash

As of December 31, 2015, we had cash and cash equivalents of $128.8 million and working capital of $1.07 billion. We also had $307.0 million of outstanding letters of credit and bank guarantees, $220.0 million of which was denominated in U.S. dollars and $87.0 million of which was denominated in Australian or Canadian dollars. We also had $466.9 million of outstanding revolving loans under our credit facility, $400.0 million of which was denominated in U.S. dollars and $66.9 million of which was denominated in Canadian dollars. As of December 31, 2015, our $1.81 billion senior secured revolving credit facility, which matures on December 18, 2020, had $1.04 billion available for revolving loans or issuing new letters of credit or bank guarantees.

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

Operating activities of continuing operations provided net cash of $618.2 million during 2015 as compared to $247.7 million during 2014 and $370.6 million during 2013. The increase in cash flow from operating activities of continuing operations for the year ended December 31, 2015 compared to the year ended December 31, 2014 was partially due to decreased working capital requirements associated with a decrease in the number of certain large electric transmission jobs ramping up during 2015. Also impacting cash flow from operating activities of continuing operations for the year ended December 31, 2015 was the receipt of $86.8 million related to favorable billing terms for certain projects with production beginning in 2016, and the receipt of a $65 million cash payment in settlement of the Sunrise Powerlink project receivable in the first quarter of 2015. Cash flow from operating activities of continuing operations for the year ended December 31, 2014 was also negatively impacted by weather related delays in part of North America, the timing of project close-outs that affected the achievement of certain billing milestones, and a $28.3 million payment associated with an arbitration decision. In comparison, the cash flow from operating activities of continuing operations during the year ended December 31, 2013 was positively impacted by the collection of receivables during the first quarter of 2013 that were attributable to significantly higher levels of emergency restoration services provided in the fourth quarter of 2012 which did not recur in the fourth quarter of 2013.

Days sales outstanding (DSO) as of December 31, 2015 was 75 days, as compared to 84 days as of December 31, 2014. This decrease was primarily due to inclusion of the previously mentioned $86.8 million prepayment recorded to billings in excess of costs due to favorable billing terms for certain projects with production beginning in 2016 and increased accounts receivable collections in the fourth quarter of 2015. DSO as of December 31, 2014 was also negatively impacted by an additional seven days due to the reclassification of the remaining $65 million receivable for the Sunrise Powerlink project from long-term to current assets and the impact of an acquisition closed in the fourth quarter of 2014, as both events did not have any material corresponding revenues during 2014. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus costs and estimated earnings in excess of billings on uncompleted contracts less billings in excess of costs and estimated earnings on uncompleted contracts, divided by average revenues per day during the quarter.

Investing Activities

During 2015, we used net cash in investing activities of continuing operations of $307.1 million as compared to $488.6 million and $278.4 million used in investing activities of continuing operations in 2014 and 2013. Investing activities of continuing operations in 2015 included $210.0 million used for capital expenditures and $112.9 million used in connection with acquisitions, partially offset by $26.2 million of proceeds from the sale of equipment. Investing activities of continuing operations in 2014 included $247.2 million used for capital expenditures and $262.2 million used in connection with acquisitions, partially offset by $14.4 million of proceeds from the sale of equipment. Investing activities of continuing operations in 2013 included $221.9 million used for capital expenditures, $283.8 million used in connection with acquisitions and $10.0 million used for other investments (primarily comprised of the capital lease of an internally constructed electric power transmission asset). These amounts were partially offset by investments in and return on equity from unconsolidated affiliates of $186.2 million, which includes gross proceeds from the sale of all of our equity ownership in HEP of approximately $220.9 million, the release of $36.5 million of restricted cash balances associated a newly acquired company, and $14.8 million of proceeds from the sale of equipment.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or magnitude of the potential cash outlays for these initiatives.

Financing Activities

During 2015, net cash used in financing activities of continuing operations was $1.22 billion as compared to net cash used by financing activities of continuing operations of $58.3 million and $16.7 million in 2014 and 2013. Financing activities of continuing operations during 2015 included $1.61 billion for common stock repurchases under our stock repurchase programs, $21.2 million of cash payments to non-controlling interests as distributions of joint venture profits, partially offset by $413.6 million of net proceeds associated with borrowings under our credit facility. Financing activities of continuing operations in 2014 included $93.5 million of common stock repurchases under a stock repurchase program approved by Quanta’s board of directors during the fourth quarter of 2013 (the 2013 Repurchase Program), $30.4 million of debt repayments primarily related to debt of acquired companies that was repaid shortly after the respective acquisition dates and $14.4 million of cash payments to non-controlling interests as distributions of joint venture profits, partially offset by $71.8 million of net proceeds from borrowings under our credit facility. Financing activities of continuing operations in 2013 included $17.6 million of cash payments to non-controlling interests as distributions of joint venture profits, $3.2 million of loan costs related to the amendment and restatement of our credit agreement on October 30, 2013 and the positive impact of $3.7 million related to the tax impact of stock-based awards.

On August 4, 2015, we completed the sale of our fiber optic licensing operations for a purchase price of approximately $1 billion in cash, resulting in after-tax net proceeds of approximately $848 million. We have presented the results of operations, financial position, cash flows and disclosures of the fiber optic licensing operations as discontinued operations for all periods in our consolidated financial statements. A cash tax payment of approximately $134 million related to the gain was paid in the fourth quarter of 2015 and was included in net cash provided by (used in) investing activities from discontinued operations on the consolidated statement of cash flows for the year ended December 31, 2015. An additional $13 million is anticipated to be paid in 2016 for state income taxes on the gain.

Stock Repurchases

The 2013 Repurchase Program authorized us to purchase, from time to time through December 31, 2016, up to $500.0 million of our outstanding common stock. No shares were repurchased under the 2013 Repurchase Program during the year ended December 31, 2013. During the year ended December 31, 2014, we repurchased a total of 3.0 million shares valued at $93.5 million pursuant to the 2013 Repurchase Program. During the third quarter of 2015, we completed the 2013 Repurchase Program.

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

On August 7, 2015, we entered into an accelerated share repurchase arrangement (the ASR) to repurchase $750.0 million of our common stock under the 2015 Repurchase Program. Under the terms of the ASR, we paid $750.0 million to JPMorgan Chase Bank, National Association, London Branch (JPMorgan) and initially received 25.7 million shares of our common stock. The fair market value of these 25.7 million shares at the time of delivery was approximately $600.0 million, and the repurchased shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock during the quarter ended September 30, 2015, reducing the weighted-average number of basic and diluted common shares used to calculate our earnings per share for the year ended December 31, 2015. The $150.0 million remaining under the ASR was recorded as an adjustment to additional paid-in capital (APIC) during the quarter ended September 30, 2015 and will be reclassified from APIC to treasury stock upon final settlement of the ASR.

The final number of shares that we will repurchase under the ASR will be based on a volume-weighted average share price of our common stock during the term of the ASR, minus a discount and, subject to other adjustments pursuant to the terms and conditions of the ASR. Final settlement of the ASR is scheduled to occur in the second quarter of 2016, but the ASR may be terminated early or extended in certain circumstances. At settlement, we may be entitled to receive additional shares of our common stock from JPMorgan or, under certain circumstances, we may be required to deliver shares or make a cash payment (at our option) to JPMorgan. In addition to the initial share delivery under the ASR, during the third and fourth quarters of 2015, we repurchased 19.2 million shares of our common stock at a cost of $449.9 million in the open market under the 2015 Repurchase Program.

During the year ended December 31, 2015, we repurchased a total of 59.3 million shares valued at $1.46 billion pursuant to both the 2013 Repurchase Program and the 2015 Repurchase Program. The shares and the related cost to acquire them have been accounted for as an adjustment to the balance of treasury stock. As of December 31, 2015, approximately $200.1 million remained available under the 2015 Repurchase Program; however, $150.0 million of that amount had been paid under the ASR for additional shares expected to be delivered upon final settlement of the ASR, as discussed above.

Debt Instruments

Credit Facility

On December 18, 2015, we entered into an amended and restated credit agreement with various lenders that provides for a $1.81 billion senior secured revolving credit facility maturing on December 18, 2020. The entire amount available under the facility may be used by us for revolving loans and letters of credit in U.S. dollars and certain alternative currencies. Up to $600.0 million of the facility may be used by certain of our subsidiaries for revolving loans and letters of credit in certain alternative currencies. Up to $100.0 million of the facility may be used for swing line loans in U.S. dollars, up to $50.0 million of the facility may be used for swing line loans in Canadian dollars and up to $30.0 million of the facility may be used for swing line loans in Australian dollars. In addition, subject to the conditions specified in the credit agreement, we have the option to increase the revolving commitments by up to $400.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes.

As of December 31, 2015, we had approximately $307.0 million of outstanding letters of credit and bank guarantees, $220.0 million of which was denominated in U.S. dollars and $87.0 million of which was denominated in Australian and Canadian dollars. We also had $466.9 million of outstanding revolving loans under the credit facility, $400.0 million of which was denominated in U.S. dollars and $66.9 million of which was denominated in Canadian dollars. The remaining $1.04 billion was available for revolving loans or issuing new letters of credit or bank guarantees.

Under our current credit agreement, amounts borrowed in U.S. dollars bear interest, at our option, at a rate equal to either (i) the Eurocurrency Rate (as defined in the credit agreement) plus 1.125% to 2.125%, as determined based on our Consolidated Leverage Ratio (as described below), or (ii) the Base Rate (as described below) plus 0.125% to 1.125%, as determined based on our Consolidated Leverage Ratio. Amounts borrowed as revolving loans under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.125% to 2.125%, as determined based on our Consolidated Leverage Ratio. Standby letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.125% to 2.125%, based on our Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.675% to 1.275%, based on our Consolidated Leverage Ratio. We are also subject to a commitment fee of 0.20% to 0.40%, based on our Consolidated Leverage Ratio, on any unused availability under the credit agreement.

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement). The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on our assets. The credit agreement allows cash payments for dividends and stock repurchases subject to compliance with the following requirements (after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100.0 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of December 31, 2015, we were in compliance with all of the covenants in the credit agreement.

The credit agreement provides for customary events of default and contains cross-default provisions with our underwriting, continuing indemnity and security agreement with our sureties and all of our other debt instruments exceeding $100.0 million in borrowings or availability. If an Event of Default (as defined in the credit agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the credit agreement, the lenders may declare all amounts outstanding and accrued and unpaid interest immediately due and payable, require that we provide cash collateral for all outstanding letter of credit obligations, terminate the commitments under the credit agreement, and foreclose on the collateral.

Prior to the recent amendment and restatement of our credit agreement and after April 1, 2014, amounts borrowed bore interest at the same rates as above, and we were subject to the same commitment fees as above. Prior to April 1, 2014, amounts borrowed in U.S. dollars bore interest, at our option, at a rate equal to either (i) the Eurocurrency Rate plus 1.25%, or (ii) the Base Rate plus 0.25%, and amounts borrowed as revolving loans in any currency other than U.S. dollars bore interest at a rate equal to the Eurocurrency Rate plus 1.25%. Prior to April 1, 2014, standby letters of credit issued under the credit agreement were also subject to a letter of credit fee of 1.25%, Performance Letters of Credit issued in support of certain contractual obligations were subject to a letter of credit fee of 0.75%, and we were also subject to a commitment fee of 0.20% on any unused availability under the credit agreement.

Off-Balance Sheet Transactions

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, commitments to purchase equipment, surety guarantees related to performance bonds, certain multiemployer pension plan liabilities and obligations relating to our investments and joint venture arrangements. Certain joint venture structures involve risks not directly reflected in our balance sheets. For certain joint ventures, we have guaranteed all of the obligations of the joint venture under a contract with the customer. Additionally, other joint venture arrangements qualify as a general partnership, for which we are jointly and severally liable for all of the obligations of the joint venture. In our joint venture arrangements, typically each joint venturer indemnifies the other party for any liabilities incurred in excess of the liabilities such other party is obligated to bear under the respective joint venture agreement. Other than as discussed in this report, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities, and we have no material guarantees of the work or obligations of third parties.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of December 31, 2015, the maximum guaranteed residual value was approximately $487.1 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of December 31, 2015, we had $307.0 million in outstanding letters of credit and bank guarantees to secure our casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2016. Upon maturity, it is expected that the majority of the letters of credit related to the casualty insurance program will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of the lenders that are party to our credit agreement, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. Subject to certain conditions and consistent with terms of our credit agreement, these security interests will be automatically released if we maintain a credit rating that meets two of the following three conditions: (i) a corporate credit rating that is BBB- or higher by Standard & Poor’s Rating Services, (ii) a corporate family rating that is Baa3 or higher by Moody’s Investors Services, Inc. or (iii) a corporate credit rating that is BBB- or higher by Fitch Ratings, Inc. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2015, the total amount of outstanding performance bonds was estimated to be approximately $2.6 billion. Our estimated maximum exposure as it relates to the value of performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of our commitments under the performance bonds generally extinguishes concurrently with the expiration of our related contractual obligation. The estimated cost to complete these bonded projects was approximately $906 million as of December 31, 2015.

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

Contractual Obligations

As of December 31, 2015, our future contractual obligations were as follows (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt (1)	$472,251	$592	$2,251	$2,558	$—	$466,850	$—
Short-term debt (1)	4,829	4,829	—	—	—	—	—
Operating lease obligations	234,703	78,971	56,488	42,608	25,065	14,290	17,281
Capital lease obligations (1)	5,351	1,646	1,618	1,378	709	—	—
Equipment purchase commitments	2,298	2,298	—	—	—	—	—
Capital commitment related to investments in unconsolidated affiliates (2)	64,078	10,173	31,010	—	22,895	—	—

Total	$783,510	$98,509	$91,367	$46,544	$48,669	$481,140	$17,281

(1)	Amounts are recorded in our December 31, 2015 consolidated balance sheet.
(2)	A return of capital from unconsolidated affiliates of approximately $40.9 million is anticipated in August 2017 and is not included in these amounts.

Capital Commitments

We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of December 31, 2015, production orders for approximately $2.3 million had been issued with delivery dates scheduled to occur throughout 2016. Although we have committed to the purchase of these vehicles at the time of their delivery, we intend that these orders will be assigned to third party leasing companies and made available to us under certain of our master equipment lease agreements, which will release us from our capital commitment.

Unrecognized Tax Benefits

We are currently under examination by the Internal Revenue Service for tax years 2010, 2011 and 2012. Additionally, certain of our subsidiaries are under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods, and the amount of unrecognized tax benefits could therefore increase or decrease as a result of the expiration of certain statute of limitations periods or settlements of these examinations. We believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $27.5 million due to the expiration of certain statute of limitations periods or settlements of the examinations.

Multiemployer Pension Plans

The previously presented table of estimated contractual obligations does not reflect the obligations under the multiemployer pension plans in which our union employees participate. Some of our operating units are parties to various collective bargaining agreements that require us to provide to the employees subject to these agreements specified wages and benefits, as well as to make contributions to multiemployer pension plans. Our multiemployer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on our union employee payrolls. The location and number of union employees that we employ at any given time and the plans in which they may participate vary depending on the projects we have ongoing at any time and the need for union resources in connection with those projects. Therefore, we are unable to accurately predict our union employee payroll and the amount of the resulting multiemployer pension plan contribution obligations for future periods.

We may also be required to make additional contributions to our multiemployer pension plans if they become underfunded, and these additional contributions will be determined based on our union employee payrolls. The Pension Protection Act of 2006 added special funding and operational rules generally applicable to plan years beginning after 2007 for multiemployer plans that are classified as “endangered,” “seriously endangered” or “critical” status. Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, as applicable, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. A number of multiemployer plans to which our operating units contribute or may contribute in the future are in “endangered,” “seriously endangered” or “critical” status. The amount of additional funds, if any, that we may be obligated to contribute to these plans in the future cannot be reasonably estimated and are not included in the above table due to uncertainty of the future levels of work that require the specific use of the union employees covered by these plans, as well as the future contribution levels and possible surcharges on contributions applicable to these plans.

We may also have additional liabilities imposed by law as a result of our participation in multiemployer defined benefit pension plans. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multiemployer plan if the employer withdraws from the plan or the plan is terminated or experiences a mass withdrawal. These liabilities include an allocable share of the unfunded vested benefits in the plan for all plan participants, not merely the benefits payable to a contributing employer’s own retirees. Other than as noted below, we are not aware of any material amounts of withdrawal liability that have been or are expected to be incurred as a result of a withdrawal by any of our operating units from any multiemployer defined benefit pension plans.

2011 Central States Plan Withdrawal Liability. In the fourth quarter of 2011, certain of our subsidiaries withdrew from the Central States Plan. This withdrawal event was the result of an amendment to a collective bargaining agreement with the International Brotherhood of Teamsters (Teamsters) that eliminated certain employers’ obligations to contribute to the Central States Plan, which was then in critical status and significantly underfunded as to its vested benefit obligations. The amendment was negotiated by the Pipe Line Contractors Association (PLCA) on behalf of its members, which include certain of our subsidiaries. Because certain of our other subsidiaries continued participation in the Central States Plan into 2012, the subsidiaries’ withdrawals in 2011 effected only a partial withdrawal on our behalf in 2011. We believed that the partial withdrawal was advantageous because it limited exposure to increased liability resulting from a future withdrawal event, at which point the Central States Plan could have been further underfunded. We and other PLCA members now contribute to a different multiemployer pension plan on behalf of the affected Teamsters employees. While certain additional Quanta subsidiaries continued participation in the Central States Plan into 2012, we believe that such subsidiaries withdrew from the Central States Plan in 2012, thereby effecting a complete withdrawal as of December 30, 2012 for all Quanta entities.

In connection with the partial withdrawal in 2011, we recorded a withdrawal liability of approximately $32.6 million in the fourth quarter of 2011 based on estimates received from the Central States Plan. The Central States Plan subsequently asserted that the withdrawal of the PLCA members, and thus our partial withdrawal, was not effective in 2011. The PLCA and Quanta believed at that time that a legally effective withdrawal had occurred during the fourth quarter of 2011, and this issue was litigated in the federal district court for the Northern District of Illinois, Eastern Division. In September 2013, the district court ruled in favor of the Central States Plan, and that decision was appealed by the PLCA. In July 2014, the Central States Plan provided us with a Notice and Demand of partial withdrawal liability in the amount of $39.6 million. In September 2015, the United States Court of Appeals for the Seventh Circuit ruled in favor of the PLCA and reversed the district court’s ruling in favor of the Central States Plan. Based on the outcome of the appeal, in January 2016, the Central States Plan issued a revised assessment of our withdrawal liability based on a 2011 partial withdrawal. The revised assessment claims $32.9 million of withdrawal liability against us and recognizes payments of approximately $11.0 million made by us against that amount as of the date of the revised assessment. We are still in the process of evaluating the revised assessment and the effect on its ultimate liability stake.

Separately, in December 2013, the Central States Plan filed lawsuits against two of our subsidiaries in connection with their withdrawal in 2012. In the first lawsuit, the Central States Plan alleged that the subsidiary elected to participate in the Central States Plan pursuant to the collective bargaining agreement under which it participated. We argued that no such election was made and that any payments made to the Central States Plan were made in error. In July 2014, the parties reached an agreement to settle the lawsuit, and the court dismissed the case with prejudice. In the second lawsuit, the Central States Plan alleged that contributions made by our subsidiary to a new industry fund created after we withdrew from the Central States Plan should have been made to the Central States Plan. This arguably would have extended our withdrawal date to at least the end of 2013. We disputed these allegations on the basis that we properly paid contributions to the new industry fund based on the terms of the collective bargaining agreement under which we participated and asserted that we terminated our obligation to contribute to the Central States Plan by the end of 2012. The parties both moved for summary judgment, and in March 2015, the court entered judgment in our favor. The Central States Plan filed a notice of appeal in April 2015, and in December 2015, the Central States Plan agreed to dismiss the appeal with prejudice.

The ultimate liability associated with the complete withdrawal of Quanta’s subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. In March 2014, the Central States Plan provided revised estimates indicating that the total withdrawal liability based on certain withdrawal scenarios from 2011 through 2014 could range between $40.1 million and $55.4 million, and, as discussed above, in January 2016, the Central States Plan provided a revised assessment of our partial withdrawal liability. Although we continue to dispute the total liability owed to the Central States Plan, we continue to make monthly payments while the parties determine the final withdrawal liability. The amount owed upon resolution of this matter will be reduced by the payments made.

Based on the previous estimates of liability associated with a complete withdrawal from the Central States Plan, and allowing for the exclusion of amounts we believe to have been improperly included in such estimate, we recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within the range communicated to us by the Central States Plan. We believe that the range of reasonable possible loss associated with a complete withdrawal from the Central States Plan is up to $55.4 million and is in the process of evaluating the effect of the revised assessment described above on this estimated range. Given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the expense we have recognized through December 31, 2015.

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

2013 Central States Plan Withdrawal Liability. On October 9, 2013, we acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of acquisition. The Central States Plan issued a Notice and Demand dated March 13, 2013 to the acquired company for a withdrawal liability in the total amount of $6.9 million, payable in installments. We took the position that the amount of withdrawal liability payable to the Central States Plan as a result of its complete withdrawal was $4.8 million, of which approximately $2.1 million remained outstanding as of December 31, 2015. In January 2016, the Central States Plan issued a revised assessment of the acquired company’s withdrawal liability. The revised assessment claims $4.8 million of withdrawal liability against the company and recognizes payments of approximately $2.7 million made against that amount as of the date of the revised assessment. Although we have challenged the amount of the asserted withdrawal liability by the Central States Plan, we will continue to make payments in accordance with the terms of the Notice and Demand while the dispute is ongoing. The amount of withdrawal liability payable to the Central States Plan in connection with this matter will ultimately depend on various factors, including the outcome of the PLCA litigation described above.

Approximately $2.1 million of the purchase price for the acquired company was deposited into an escrow account on October 9, 2013 to fund any withdrawal obligation in excess of the $4.8 million initially demanded. Accordingly, the acquired company’s withdrawal from the Central States Plan is not expected to have a material impact on our financial condition, results of operations or cash flows.

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

Joint Venture Capital Commitments

We have also excluded from the Contractual Obligations table additional capital commitments associated with investments in unconsolidated affiliates related to planned midstream infrastructure projects of approximately $6.1 million because we are unable to determine the exact timing of these capital commitments but anticipate them to be paid by June 1, 2017. As specific amounts of capital commitments and their timing are determined, we will reflect such amounts in the Contractual Obligations table.

Self-Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Under these programs, the deductibles for general liability and auto liability are $10.0 million per occurrence, the deductible for workers’ compensation is $5.0 million per occurrence, and the deductible for employer’s liability is $1.0 million per occurrence. For the 2012-2013 policy year, the deductibles for general liability, auto liability and workers’ compensation were $5.0 million per occurrence and the deductible for employer’s liability was $1.0 million per occurrence. We are generally self-insured for all claims that do not exceed the amount of the applicable deductible. In connection with our casualty insurance programs, we are required to issue letters of credit to secure our self-insured obligations. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of December 31, 2015 and 2014, the gross amount accrued for insurance claims totaled $209.0 million and $170.2 million, with $153.5 million and $130.8 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2015 and 2014 were $8.6 million and $9.1 million, of which $0.6 million and $0.8 million were included in prepaid expenses and other current assets and $8.0 million and $8.3 million were included in other assets, net.

We renew our insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel our coverage or determine to exclude certain items from coverage, or we may elect not to obtain certain types or incremental levels of insurance if we believe that the cost to obtain such coverage exceeds the additional benefits obtained. In any such event, our overall risk exposure would increase, which could negatively affect our results of operations, financial condition and cash flows. The Contractual Obligations table excludes commitments associated with our insurance liabilities, as we are unable to determine the timing of payments related to these obligations.

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

At December 31, 2015, one customer accounted for approximately 12% of our consolidated net position. The services provided to this customer related primarily to our Electric Power Infrastructure Services segment. No customers represented 10% or more of our revenues for the years ended December 31, 2015, 2014 and 2013, and no other customers represented 10% or more of our consolidated net position as of December 31, 2015 or 2014.

Legal Proceedings

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Legal Proceedings and Collective Bargaining Agreements in Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional information regarding litigation, claims and other legal proceedings.

Related Party Transactions

In the normal course of business, we enter into transactions from time to time with related parties. These transactions typically take the form of facility leases with prior owners of certain acquired companies.

Inflation

Due to relatively low levels of inflation experienced during the years ended December 31, 2015, 2014 and 2013, inflation did not have a significant effect on our results.

New Accounting Pronouncements

Adoption of New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued an update that changes the requirement for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the entity or group of components of an entity meets the criteria to be classified as held for sale or when it is disposed of by sale or other than by sale. The update also requires additional disclosures about discontinued operations, a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, and an entity’s significant continuing involvement with a discontinued operation. We adopted this guidance effective January 1, 2015 and have incorporated the new requirements into our presentation of the disposition of our fiber optic licensing operations as discontinued operations.

In November 2015, the FASB issued an update that requires deferred tax assets and liabilities, as well as related valuation allowances, to be classified as non-current in a classified balance sheet. For public business entities, the update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted as of the beginning of an interim or annual reporting period. We adopted this guidance during the quarter ended December 31, 2015, and the guidance has been applied retrospectively to all periods presented. As a result of adopting this guidance, we recorded a reduction to prepaid expenses and other current assets of $49.2 million, a reduction to other assets, net of $0.2 million, a reduction to accounts payable and accrued expenses of $31.0 million and a reduction to deferred tax liabilities of $18.4 million as of December 31, 2014. Additionally, there was a $9.0 million reduction to current assets of discontinued operations and a corresponding reduction to non-current liabilities of discontinued operations as of December 31, 2014. There was no impact on results of operations or cash flows as a result of the adoption of this guidance.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued an update that supersedes most current revenue recognition guidance as well as some cost recognition guidance. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. On July 9, 2015, the FASB affirmed its proposal to defer the effective date until fiscal years beginning on or after December 15, 2017. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements and are planning to adopt this guidance effective January 1, 2018.

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

In April 2015, the FASB issued an update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts and premiums. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, although early adoption is permitted. The update is required to be adopted retroactively for all periods presented. In August 2015, the FASB issued another update that states that the Securities Exchange Commission (SEC) staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of the update is not expected to have a significant impact on our consolidated financial statements or related disclosures. We will adopt this guidance effective January 1, 2016.

In April 2015, the FASB issued an update that provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. An entity can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The adoption of the update is not expected to have a significant impact on our consolidated financial statements or related disclosures. We will adopt this guidance effective January 1, 2016.

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

In January 2016, the FASB issued an update that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for financial statements of fiscal years or interim periods that have not been previously issued. We are evaluating the impact of the new standard on our consolidated financial statements and will adopt the new standard by January 1, 2018.

In February 2016, the FASB issued an update that requires companies that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those assets. The new standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted for financial statements of fiscal years or interim periods that have not been previously issued. We are evaluating the impact of the new standard on our consolidated financial statements and will adopt the new standard by January 1, 2019.

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

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate us for services rendered, which may be measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the material associated with our work is owner-furnished and is therefore not included in contract revenues and costs. The cost estimation process is based on professional knowledge and experience of our engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore, our profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. These factors are routinely evaluated on a project by project basis throughout the project term, and the impact of corresponding revisions in management’s estimates of contract value, contract cost and contract profit are recorded as necessary in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. If actual results significantly differ from our estimates used for revenue recognition and claim assessments, our financial condition and results of operations could be materially impacted. Our operating results for the years ended December 31, 2015 and 2014 were impacted by less than 5% as a result of changes in contract estimates related to projects that were in progress at December 31, 2014 and 2013.

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

As of December 31, 2015 and 2014, we had approximately $137.2 million and $106.8 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business. These aggregate contract price adjustments represent management’s best estimate of additional contract revenues which have been earned and which management believes are probable of collection. The amounts ultimately realized by us upon final acceptance by our customers could be higher or lower than such estimated amounts.

Self-Insurance.

As discussed in Liquidity and Capital Resources — Self-Insurance, we are insured for employer’s liability, general liability, auto liability, group health and workers’ compensation claims.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of December 31, 2015 and 2014, the gross amount accrued for insurance claims totaled $209.0 million and $170.2 million, with $153.5 million and $130.8 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2015 and 2014 were $8.6 million and $9.1 million, of which $0.6 million and $0.8 million were included in prepaid expenses and other current assets and $8.0 million and $8.3 million were included in other assets, net.

Valuation of Goodwill.

We have recorded goodwill in connection with our historical acquisitions of companies. Upon acquisition, these companies were either combined into one of our existing operating units or managed on a stand-alone basis as an individual operating unit. Goodwill recorded in connection with these acquisitions is subject to an annual assessment for impairment, which we perform at the operating unit level for each operating unit that carries a balance of goodwill. Each of our operating units is organized into one of two internal divisions: the Electric Power Division Infrastructure Services and the Oil and Gas Infrastructure Services Division. As most of the companies acquired by us provide multiple types of services for multiple types of customers, these divisional designations are based on the predominant type of work performed by each operating unit at the point in time the divisional designation is made. Goodwill is required to be measured for impairment at the reporting unit level, which represents the operating segment level or one level below the operating segment level for which discrete financial information is available, and we have determined that our individual operating units represent our reporting units for the purpose of assessing goodwill impairments.

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

The projected cash flows and estimated levels of EBITDA by reporting unit were used to determine fair value under the three approaches discussed herein. The following table presents the significant estimates used by management in determining the fair values of our reporting units at December 31, 2015, 2014 and 2013:

	2015	2014	2013
Years of cash flows before terminal value	5	5	5
Discount rates	12% to 16%	12% to 14%	12% to 14%
EBITDA multiples	5.0 to 6.5	5.0 to 6.0	5.0 to 8.0
Weighting of three approaches:
Discounted cash flows	70%	70%	70%
Market multiple	15%	15%	15%
Market capitalization	15%	15%	15%

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

During the fourth quarter of 2015, a two-step fair-value based goodwill impairment analysis was performed for each of our reporting units, and no reporting units were evaluated solely on a qualitative basis. The analysis indicated that the implied fair value of each of our reporting units, other than recently acquired reporting units and two reporting units in our Oil and Gas Infrastructure Services Division, was substantially in excess of its carrying value. Following the analysis, management concluded that an impairment was indicated at two reporting units in our Oil and Gas Infrastructure Services Division. Accordingly, during the fourth quarter of 2015, we recorded a $39.8 million non-cash charge for the impairment of goodwill, which primarily resulted from lower forecasted oil and gas services revenues for our Gulf of Mexico operations and certain operations in Australia, due to the extended low commodity price environment.

As discussed generally above, when evaluating the 2015 step one impairment test results, management considered many factors in determining whether or not an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment in which our reporting units were operating. Additionally, management considered the sensitivity of its fair value estimates to changes in certain valuation assumptions and, after giving consideration to at least a 10% decrease in the fair value of each of our reporting units, the results of the assessment at December 31, 2015 did not change. However, circumstances such as market declines, unfavorable economic conditions, the loss of a major customer or other factors could increase the risk of impairment of goodwill in future periods.

If an operating unit experiences prolonged periods of declining revenues, operating margins or both, it may be at risk of failing step one of the goodwill impairment test. Certain operating units have experienced declines over the short-term due to challenging macroeconomic conditions in certain geographic areas, the decline in oil prices which has impacted customer spending, and delays due to regulatory and permitting issues. We will continue to monitor these conditions and others to determine if it is necessary to perform step two of the fair-value based impairment test for one or more operating units.

The goodwill analysis performed for each reporting unit was based on estimates and comparisons obtained from the electric power and oil and gas industries. We assigned a higher weighting to the discounted cash flow approach in all periods to reflect increased expectations of market value being determined from a “held and used” model. As stated previously, cash flows are derived from budgeted amounts and operating forecasts that have been evaluated by management. In connection with the 2015 assessment, projected annual growth rates by reporting unit varied with ranges from (28)% to 54%.

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

Based on the first step of the goodwill impairment analysis, we compared the sum of fair values of our reporting units to our market capitalization at December 31, 2015 and determined that the excess of the aggregate fair value of all reporting units to our market capitalization reflected a reasonable control premium. Our market capitalization at December 31, 2015 was approximately $3.10 billion, and our total stockholders’ equity was approximately $3.09 billion. If the price of our common stock were to decline to a level that causes our market capitalization to be lower than the value of our stockholders’ equity, this would be another factor that could increase the risk of further impairment of goodwill in future periods. Increases in the carrying value of individual reporting units that may be indicated by our impairment tests are not recorded, therefore we may record goodwill impairments in the future, even when the aggregate fair value of our reporting units as a whole may increase.

We and our customers continue to operate in an uncertain business environment, with increasing regulatory and environmental requirements, stringent permitting processes and only gradual recovery in the economy from recessionary levels. We are closely monitoring our customers and the effect that changes in economic and market conditions have had or may have on them. Certain of our customers have reduced spending in recent years, which we attribute to the negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for some of our services in the near-term. We continue to evaluate the impact of the economic environment on our reporting units and the valuation of recorded goodwill. Although we are not aware of circumstances that would lead to a goodwill impairment at a reporting unit currently, circumstances such as a continued market decline, the loss of a major customer or other factors could impact the valuation of goodwill in the future.

Our goodwill is included in multiple reporting units. Due to the cyclical nature of our business, and the other factors described under Risk Factors in Item 1A, the profitability of our individual reporting units may suffer from downturns in customer demand and other factors. These factors may have a disproportionate impact on the individual reporting units as compared to Quanta as a whole and might adversely affect the fair value of individual reporting units. If material adverse conditions occur that impact our reporting units, our future estimates of fair value may not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be written down to an amount considered recoverable.

Valuation of Other Intangibles.

Our intangible assets include customer relationships, backlog, trade names, non-compete agreements, patented rights and developed technology, all subject to amortization. The value of customer relationships is estimated as of the date a business is acquired based on the value-in-use concept utilizing the income approach, specifically the excess earnings method. The excess earnings analysis consists of discounting to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals and estimated customer attrition rates, the importance or lack thereof of existing customer relationships to our business plan, income taxes and required rates of return. We value backlog for acquired businesses as of the acquisition date based upon the contractual nature of the backlog within each service line, using the income approach to discount back to present value the cash flows attributable to the backlog. The value of trade names is estimated using the relief-from-royalty method of the income approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of this intangible asset.

We amortize intangible assets based upon the estimated consumption of the economic benefits of each intangible asset or on a straight-line basis if the pattern of economic benefits consumption cannot otherwise be reliably estimated. Intangible assets subject to amortization are reviewed for impairment and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For instance, a significant change in business climate or a loss of a significant customer, among other things, may trigger the need for interim impairment testing of intangible assets. An impairment loss would be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. In addition, we estimate the useful lives of our intangible assets and periodically review these estimates to determine whether these lives are appropriate.

During the fourth quarter of 2015, we recorded an impairment charge of $12.1 million related to customer relationships, trade names and non-compete agreement intangible assets. These intangible asset impairments primarily resulted from lower forecasted oil and gas services revenues for our Gulf of Mexico operations and certain operations in Australia, due to the extended low commodity price environment. The two reporting units impacted are in our Oil and Gas Infrastructure Services Division.

Valuation of Long-Lived Assets.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset group are compared to the asset group’s carrying amount to determine if an impairment of such asset group is necessary. This requires us to make long-term forecasts of the future revenues and costs related to the asset group subject to review. Forecasts require assumptions about demand for our products and future market conditions. Estimating future cash flows requires significant judgment, and our projections may vary from the cash flows eventually realized. When an impairment exists the difference between the fair value of such asset group and its carrying value would be expensed and reflected in income (loss) from operations in the consolidated statements of operations. In addition, we estimate the useful lives of our long-lived assets and periodically review these estimates to determine whether these lives are appropriate.

During the fourth quarter of 2015, in conjunction with our annual test for goodwill impairment, we also recorded a property and equipment impairment of $6.6 million related to certain international renewable energy services operations based on the estimated future undiscounted cash flows associated with the asset group as compared to the carrying value before the impairment. Future events and unanticipated changes to assumptions could require additional provisions for impairment in future periods.

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

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on our experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of December 31, 2015 and 2014 were approximately $250.1 million and $307.3 million and were included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months were included in other assets, net, and as of December 31, 2015 and 2014 were $4.5 million and $19.6 million.

Within accounts receivable, we recognize unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 2015 and 2014, the balances of unbilled receivables included in accounts receivable were approximately $233.6 million and $163.1 million.

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

Outlook

We believe there are growth opportunities across all the industries we serve. However, we and our customers continue to operate in an uncertain business environment, with gradual improvement in the economy yet continuing uncertainty in the marketplace. Significant decreases in oil and natural gas prices since mid-2014 have adversely impacted certain of our end markets. Our customers also face stringent regulatory and environmental requirements as they develop projects to enhance and expand their infrastructure. In addition, regulatory delays have impacted our business, particularly for large electric transmission and mainline pipe projects. These economic, regulatory and other factors have negatively affected our results in the past and may continue to create some uncertainty as to the timing of anticipated customer spending. We believe that our financial and operational strengths will enable us to manage these challenges and uncertainties, and we remain optimistic about our near-term and long-term opportunities.

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

Demand for electricity in North America is expected to grow over the long term. North America’s electric power grid was not designed or constructed to serve today’s power needs and is not adequate to efficiently serve the power needs of the future. The electric power grid is aging, continues to deteriorate and lacks redundancy. The increasing demand for electricity, coupled with the aging infrastructure, has affected and will continue to affect reliability, requiring utilities to upgrade and expand their existing transmission and distribution systems. Current federal legislation also requires the power industry to meet federal reliability standards for its transmission and distribution systems. We expect these system upgrades will result in increased spending and increased demand for our services over the long term.

As demand for power grows, the need for new power generation facilities is expected to grow as well. The development of new traditional power generation facilities, as well as renewable energy sources such as solar, wind and certain types of natural gas generation facilities, requires new or expanded transmission infrastructure to transport power to demand centers. Renewable energy in particular often requires significant transmission infrastructure due to the remote location of renewable sources of energy. As a result, we anticipate that future development of new power generation will lead to increased demand over the long term for our electric transmission design and construction services as well as our substation engineering and installation services.

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

We believe that utilities remain committed to the expansion and strengthening of their transmission infrastructure with planning, engineering and funding for many of their projects in place. The regulatory and environmental permitting processes remain a hurdle for some proposed transmission and renewable energy projects, and these factors continue to create uncertainty as to timing of this spending. In the near-term, our electric power infrastructure services operations have been impacted by regulatory delays, particularly for large transmission projects. However, we expect many of these projects to move forward over a multi-year period. The timing and scope of projects can also be affected by other factors such as siting, right-of-way and unfavorable economic and market conditions. We anticipate many of these issues to be overcome and spending on transmission projects to be active over the next few years. We currently have a number of these projects underway, and we expect this segment’s backlog to remain strong into 2016.

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

Oil and Gas Infrastructure Services Segment

The oil and gas industry is highly cyclical and subject to volatility as a result of fluctuations in natural gas, natural gas liquids and oil prices. In the past, sustained periods of low prices for these products negatively impacted the development of related natural resources and infrastructure. The recent decline in prices has adversely impacted demand for some of our services, primarily infrastructure services in Australia, Canada and the Gulf of Mexico. Exploration and production companies, as well as midstream companies, have significantly reduced capital spending, and are expected to continue to operate with reduced budgets for the foreseeable future. A sustained period of lower prices, or the perceived risk of a sustained period of lower prices, may further reduce spending on exploration and production. Reduced capital spending on mainline pipe, gas gathering and compressor systems and other related infrastructure would result in less demand for our services. In particular, the demand for infrastructure services in areas where oil is the primary product, such as Australia, the Canadian Oil Sands, certain oil driven shale formations in the United States and offshore oil resources in the Gulf of Mexico, has been materially and adversely impacted by low oil prices. These markets could remain challenged if oil prices remain at lower levels for an extended period of time.

However, we continue to believe there are growth opportunities in our Oil and Gas Infrastructure Services segment, primarily in the installation and maintenance of mainline pipe and related facilities, as well as pipeline integrity, natural gas distribution systems and specialty services such as horizontal directional drilling. We also continue to believe the existing pipeline system infrastructure in North America is insufficient to support future development of unconventional shale formations and Canadian oil sands. We believe that the development of such resources, though declining in the near term, may continue over the long term and that building this infrastructure would take a number of years, which we believe should increase demand for our services over the long term.

We also believe the abundant natural gas supply, combined with lower gas prices, will increase demand for natural gas in the future. For example, the U.S. Energy Information Administration has stated that the number of natural gas-fired power plants built will increase significantly over the next two decades. Power generation from renewable energy sources also continues to increase and become a larger percentage of the overall power generation mix. We also believe natural gas will be the fuel of choice to provide backup power generation during times when renewable energy sources are not available. We believe these factors will result in increased development of natural gas power generation and demand for natural gas production over the long term, which should create a need for additional pipeline infrastructure to connect natural gas supplies to demand centers.

Environmental scrutiny, stringent regulatory requirements and cumbersome permitting processes caused delays of some mainline pipe projects during the past several years. These dynamics resulted in below average mainline pipe construction opportunities for us and the industry over the last few years. However, the mainline pipe market, in our view, began to improve in the later part of 2013, though regulatory delays for some projects have moderated the pace of recovery. The lack of mainline pipe opportunities over the last few years has negatively impacted our Oil and Gas Infrastructure Services segment margins, in part as a result of our inability to adequately cover certain fixed costs. Margins for mainline pipe projects are also subject to significant performance risk, which can arise from adverse weather conditions, challenging geography, customer decisions and crew productivity. Our specific opportunities in the mainline pipe business are sometimes difficult to predict because of the seasonality of the bidding and construction cycles within the industry.

A number of large mainline pipe projects from the Canadian oil sands and North American shale formations to refineries and other demand centers are in various stages of development. Many of these projects are still developing, though several projects have been awarded to us and other pipeline construction contractors. Given the costs and time required to bring a mainline pipe project from conception to construction, we believe many of our customers view such projects as important, strategic pieces of infrastructure, have a long-term perspective regarding their needs, and are not primarily influenced by short term commodity fluctuations. If oil and natural gas prices further decline or remain at lower levels for a prolonged period, these views may change and demand for our oil and natural gas infrastructure services could be materially impacted. While there is risk that some of these projects will not move forward or could be delayed, we are encouraged by the proposed mainline pipe development plans and the progression of some mainline pipe projects, which could signal an improved and favorable mainline pipe market over the next several years in North America. Additionally, a number of the proposed oil mainline pipe projects that are under development have already secured oil production customers under contractual arrangements, making these projects economically viable despite the decline in oil prices. There are also a number of natural gas mainline projects in development, and we expect an increase in proposed natural gas mainline projects in the coming years, which could result in additional demand for our mainline services going forward.

The abundance, low price and long-term supply of North American natural gas has also resulted in efforts to develop liquefied natural gas (LNG) export facilities in the United States, Canada and Australia, which could provide pipeline and related facilities development opportunities for us. Natural gas prices in various international markets are significantly higher than North American natural gas prices, making the economics of exporting North American natural gas to international markets attractive. A number of LNG export facilities are in various stages of planning, permitting and development in the United States and Canada. Although we cannot be certain how many, if any, of these projects will move forward, as they could be affected by changing pricing and economic conditions, we believe our comprehensive service offerings and broad geographic presence enable us to competitively pursue opportunities that become available.

Over the past several years, we have expanded our service offerings into Canada and Australia, which have different market drivers and seasonality as compared to North America. In addition, our recent acquisitions of companies that provide pipeline logistics services to the natural gas and oil industry in the United States and specialty services to the offshore oil and gas industry further enhance the segment’s service offerings, customer base and end markets.

We also believe there are growth opportunities for some of our other pipeline services, including pipeline integrity, rehabilitation and replacement services over the long-term. The U.S. Department of Transportation has implemented regulatory legislation through the Pipeline and Hazardous Materials Safety Administration (PHMSA) relating to pipeline integrity requirements. PHMSA continues to develop, propose and implement additional safety and pipeline integrity regulation. For example, in October 2015, PHMSA proposed regulations to make critical safety improvements for hazardous liquid pipelines. The proposed regulations would strengthen requirements for operation, inspection and maintenance of hazardous liquid pipelines. We expect that these types of regulations will increase the demand for our pipeline integrity, rehabilitation and replacement services over the long-term. As pipeline integrity testing requirements increase in stringency and frequency, we believe more information will be gathered about the condition of the nation’s pipeline infrastructure, which could result in an increase in spending by our customers on pipeline integrity initiatives. We also operate an engineering, research and development business that develops and owns pipeline inspection tools. We believe our ability to offer a complete pipeline integrity turnkey solution to pipeline companies and gas utilities positions us to take advantage of available opportunities.

We are also experiencing an increase in demand for our natural gas distribution services as a result of improved economic conditions, lower natural gas prices and a significant need to upgrade and replace aging infrastructure. A number of states, particularly states in the northeast United States that have cities and areas with very old natural gas distribution infrastructure, have approved and are implementing regulations and multi-year programs to replace cast iron, wrought iron and bare steel natural gas infrastructure, which is prone to failure with age, with modern and safer pipe material. We expect this to take an extended period of time, which should provide attractive growth opportunities for this part of our business.

Overall, we remain cautiously optimistic about this segment’s operations going forward. The recent decline in oil and natural gas prices has impacted demand for some of our infrastructure services and could continue to do so if prices further decline or remain at lower levels. We believe that, over the long term, the market will correct the current oversupply, and as a result, oil prices could recover to higher levels. The timing of any recovery, however, is uncertain. From a medium- and longer-term perspective, we continue to believe that mainline pipe opportunities can provide strong profitability, although these projects and the profits they generate are often subject to more cyclicality and execution risk than our other service offerings. We have also taken steps to diversify our operations in this segment through other services, such as pipeline integrity, pipeline logistics, and offshore specialty services. We believe these measures, together with the potential for mainline pipe opportunities, will position us for profitable growth in this segment over the long-term.

Conclusion

Despite lower oil and natural gas prices, continuing challenges from uncertain economic conditions and restrictive regulatory requirements, including recent regulatory delays that have impacted our business in 2015 and outlook for 2016, particularly for large electric transmission and mainline pipe projects, we continue to see potential growth opportunities in the industries we serve.

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

The recent decline in oil and natural gas prices creates uncertainty and has adversely impacted demand for some of the services in our Oil and Gas Infrastructure Services segment. This dynamic could continue should natural gas and oil prices further decline or remain at lower levels for an extended period of time. However, we believe long-term dynamics create growth opportunities going forward for our oil and gas infrastructure services operations. We believe that our overall size and breadth of service offerings provide competitive advantages that allow us to leverage these potential opportunities that arise in connection with development and production of resources from North American unconventional shale formations, the Canadian oil sands and coal seam gas and unconventional shale formations in Australia. We have seen encouraging indications that increases in mainline pipe project activity over the past several years that could continue through 2016. We also believe that our strategy to pursue midstream gathering system opportunities in certain unconventional shale formations in the United States, as well as the anticipated increase in demand for our pipeline integrity, rehabilitation and replacement services from pipeline integrity initiatives, and other services in adjacent markets that we have gained through recent acquisitions, will create attractive growth potential for us and also further diversify our service offerings in both the near and long term.

Demand for our electric and natural gas distribution services has increased over the past several years as the economy has stabilized and spending on maintenance to improve reliability has returned. We are optimistic that continued implementation of electric distribution reliability programs and the potential for improvement in the housing market will facilitate continued growth in demand for our electric distribution services. Gas distribution spending has been driven primarily by improving economic conditions and the lower cost of natural gas, and more recently by efforts to replace cast iron, wrought iron and base steel distribution pipeline systems.

Competitive pricing environments, project delays and effects from restrictive regulatory requirements have negatively impacted our margins in the past and could affect our margins in the future. Additionally, margins may be negatively impacted on a quarterly basis due to adverse weather conditions, as well as timing of project starts or completions and other factors as previously described in Understanding Margins. We continue to focus on the elements of the business we can control, including costs, the margins we accept on projects, collecting receivables, ensuring quality service, rightsizing initiatives as needed to match the markets we serve, and safely executing on the projects we are awarded.

Capital expenditures for 2016 related to continuing operations are expected to be between $200 million to $220 million. We expect 2016 capital expenditures to be funded substantially from cash on hand, internal cash flows and borrowings under our credit facility.

We also continue to evaluate potential strategic acquisitions and similar investments to broaden our customer base, expand our geographic area of operation, grow our portfolio of services and increase opportunities across our operations. We believe that additional attractive acquisition candidates exist primarily as a result of the highly fragmented nature of the industry, the inability of many companies to expand and modernize due to capital constraints, and the desire of owners for liquidity. We also believe that our financial strength, entrepreneurial operating model and experienced management team are attractive to acquisition candidates.

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

We believe that we are well-positioned to capitalize upon opportunities and trends in the industries we serve because of our full-service operations with broad geographic reach, our financial strength and our technical expertise. Additionally, we believe the industry opportunities and trends discussed herein will increase the demand for our services over the long-term, although the actual timing, magnitude and impact of these opportunities and trends on our results of operations, financial position and cash flows are difficult to predict.

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

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control. These forward-looking statements reflect our beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. Those statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Market conditions;

•	The effects of industry, economic or political conditions outside our control;

•	Quarterly variations in our operating results;

•	Adverse economic and financial conditions, including weakness in the capital markets;

•	Trends and growth opportunities in relevant markets;

•	Delays, reductions in scope or cancellations of anticipated, pending or existing projects, including as a result of weather, regulatory or environmental processes, project performance issues, or our customers’ capital constraints;

•	The successful negotiation, execution, performance and completion of anticipated, pending and existing contracts, including the ability to obtain awards of projects on which we bid or are otherwise discussing with customers;

•	Our ability to attract skilled labor and retain key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to these contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Adverse impacts from weather;

•	Our ability to generate internal growth;

•	Competition in our business, including our ability to effectively compete for new projects and market share;

•	The effect of natural gas, natural gas liquids and oil prices on our operations and growth opportunities and on our customers’ capital programs and the resulting impact on demand for our services;

•	The future development of natural resources in shale formations;

•	Potential failure of renewable energy initiatives, the economic stimulus package or other existing or potential legislative actions to result in increased demand for our services;

•	Liabilities associated with multiemployer pension plans, including underfunding of liabilities and termination or withdrawal liabilities;

•	The possibility of further increases in the liability associated with our withdrawal from a multiemployer pension plan;

•	Liabilities for claims that are self-insured or not insured;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims asserted against us;

•	The outcome of pending or threatened litigation;

•	Risks relating to the potential unavailability or cancellation of third party insurance, the exclusion of coverage for certain losses, and potential increases in premiums for coverage deemed beneficial to us;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Loss of customers with whom we have long-standing or significant relationships;

•	The potential that participation in joint ventures exposes us to liability and/or harm to our reputation for acts or omissions by our partners;

•	Our inability or failure to comply with the terms of our contracts, which may result in unexcused delays, warranty claims, failure to meet performance guarantees, damages or contract terminations;

•	The inability of our customers to pay for services;

•	The failure to recover on payment claims against project owners or to obtain adequate compensation for customer-requested change orders;

•	The failure of our customers to comply with regulatory requirements applicable to their projects, including those related to awards of stimulus funds, which may result in project delays and cancellations;

•	Budgetary or other constraints that may reduce or eliminate tax incentives for or government funding of projects, including stimulus projects, which may result in project delays or cancellations;

•	Estimates and assumptions in determining our financial results and backlog;

•	Our ability to realize our backlog;

•	Risks associated with operating in international markets, including instability of foreign governments, currency fluctuations, tax and investment strategies and compliance with the laws of foreign jurisdictions, as well as the U.S. Foreign Corrupt Practices Act and other applicable anti-bribery and anti-corruption laws;

•	Our ability to successfully identify, complete, integrate and realize synergies from acquisitions;

•	The potential adverse impact resulting from uncertainty surrounding acquisitions, including the ability to retain key personnel from the acquired businesses and the potential increase in risks already existing in our operations;

•	The adverse impact of impairments of goodwill, receivables and other intangible assets or investments;

•	Our growth outpacing our decentralized management and infrastructure;

•	Requirements relating to governmental regulation and changes thereto;

•	Inability to enforce our intellectual property rights or the obsolescence of such rights;

•	Risks related to the implementation of an information technology solution;

•	The impact of our unionized workforce on our operations, including labor stoppages or interruptions due to strikes or lockouts;

•	Potential liabilities relating to occupational health and safety matters;

•	Our dependence on suppliers, subcontractors and equipment manufacturers;

•	Beliefs and assumptions about the collectability of receivables;

•	The cost of borrowing, availability of cash and credit, fluctuations in the price and volume of our common stock, debt covenant compliance, interest rate fluctuations and other factors affecting our financing and investing activities;

•	The ability to access sufficient funding to finance desired growth and operations;

•	Our ability to obtain performance bonds;

•	Potential exposure to environmental liabilities;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	Rapid technological and structural changes that could reduce the demand for our services;

•	The impact of increased healthcare costs arising from healthcare reform legislation;

•	The impact of regulatory changes on labor costs;

•	The impact of significant fluctuations in foreign currency exchange rates;

•	The business, accounting and other effects from the sale of our fiber optic licensing operations;

•	The potential for claims or damages associated with the sale of our fiber optic licensing operations, including as a result of indemnity claims;

•	The terms of any accelerated share repurchase arrangement or any other transaction we enter into to facilitate the repurchase of shares under our stock repurchase program, including factors affecting the amount of shares to be purchased thereunder;

•	Events or actions by counterparties that result in termination of, or adjustments in the amount of shares purchased under, any accelerated share repurchase arrangement or any other transaction we enter into to facilitate the repurchase of shares under our stock repurchase program; and

•	The other risks and uncertainties as are described elsewhere herein and in Item 1A. Risk Factors in this report on Form 10-K and as may be detailed from time to time in our other public filings with the SEC.

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

Interest Rate Risk. As of December 31, 2015, we had no derivative financial instruments to manage interest rate risk. As such, we were exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of December 31, 2015, the fair value of our variable rate debt of $466.9 million approximated book value. Our weighted average interest rate for the year ended December 31, 2015 was 1.79%. The effect on our pretax earnings of a hypothetical 50 basis point increase or decrease in variable interest rates would be approximately $2.3 million based on our December 31, 2015 balance of variable rate debt.

Foreign Currency Risk. The U.S. dollar is the functional currency for the majority of our operations, which are primarily located within the United States. The functional currency for our foreign operations, which are primarily located in Canada and Australia, is typically the currency of the country in which the foreign operating unit is located. Accordingly, our financial performance is subject to fluctuation due to changes in foreign currency exchange rates relative to the U.S. dollar. During 2015, revenues from our foreign operations accounted for 20.4% of our consolidated revenues. Fluctuations in foreign exchange rates during the year ended December 31, 2015 caused an approximate decrease of $227 million in foreign revenues compared to the year ended December 31, 2014.

We are also subject to foreign currency risk with respect to sales, purchases and borrowings that are denominated in a currency other than the respective functional currencies of our operating units. To minimize the risk from changes in foreign currency exchange rates, we may enter into foreign currency derivative contracts to hedge our foreign currency risk on a cash flow basis. There were no outstanding foreign currency derivative contracts at December 31, 2015.

We also have foreign exchange risk related to cash and cash equivalents in foreign banks. Based on the balance of cash and cash equivalents in foreign banks of $112.7 million as of December 31, 2015, an assumed 5% adverse change to foreign exchange rates would result in a fair value decline of $5.6 million. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

The effectiveness of Quanta Services, Inc.’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 excluded the 11 acquisitions we completed in 2015. Such exclusion was in accordance with SEC guidance that an assessment of recently acquired businesses may be omitted in management’s report on internal control over financial reporting, provided the acquisition took place within twelve months of management’s evaluation. These acquisitions comprised approximately 1.4% of our consolidated assets and revenues as of and for the year ended December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Quanta Services, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and equity, present fairly, in all material respects, the financial position of Quanta Services, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company has changed the manner in which it accounts for the presentation of deferred income taxes in 2015.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded its 2015 acquisitions from its assessment of internal control over financial reporting as of December 31, 2015 because these acquisitions were made by the Company through purchase business combinations during 2015. We have also excluded the Company’s 2015 acquisitions from our audit of internal control over financial reporting. The 2015 acquisitions of the Company and its related subsidiaries are wholly owned subsidiaries of the

Company and have total assets and revenues which represent approximately 1.4% of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 29, 2016

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except share information)
ASSETS
Current Assets:
Cash and cash equivalents	$128,771	$190,515
Accounts receivable, net of allowances of $5,226 and $6,174	1,621,133	1,801,110
Costs and estimated earnings in excess of billings on uncompleted contracts	317,745	290,447
Inventories	75,285	38,921
Prepaid expenses and other current assets	134,585	161,024
Current assets of discontinued operations	—	13,687

Total current assets	2,277,519	2,495,704
Property and equipment, net of accumulated depreciation of $755,272 and $651,559	1,101,959	1,099,574
Other assets, net	76,333	78,964
Other intangible assets, net of accumulated amortization of $264,674 and $225,367	205,074	243,584
Goodwill	1,552,658	1,596,695
Non-current assets of discontinued operations	—	739,062

Total assets	$5,213,543	$6,253,583

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$7,067	$8,876
Accounts payable and accrued expenses	782,134	825,231
Billings in excess of costs and estimated earnings on uncompleted contracts	399,230	251,113
Current liabilities of discontinued operations	15,313	21,091

Total current liabilities	1,203,744	1,106,311
Long-term debt and notes payable, net of current maturities	475,364	72,489
Deferred income taxes	186,491	215,981
Insurance and other non-current liabilities	260,129	227,730
Non-current liabilities of discontinued operations	—	105,532

Total liabilities	2,125,728	1,728,043
Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 227,898,509 and 226,194,656 shares issued, and 152,907,166 and 210,819,790 shares outstanding	2	2
Exchangeable Shares, no par value, 6,876,042 and 7,325,971 shares issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Series G Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	3,497,740	3,592,906
Retained earnings	1,677,698	1,366,791
Accumulated other comprehensive income (loss)	(294,689)	(123,290)
Treasury stock, 74,991,343 and 15,374,866 common shares, at cost	(1,795,257)	(321,936)

Total stockholders’ equity	3,085,494	4,514,473
Non-controlling interests	2,321	11,067

Total equity	3,087,815	4,525,540

Total liabilities and equity	$5,213,543	$6,253,583

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share information)
Revenues	$7,572,436	$7,747,229	$6,411,577
Cost of services (including depreciation)	6,648,771	6,578,435	5,424,644

Gross profit	923,665	1,168,794	986,933
Selling, general and administrative expenses	592,863	705,477	485,069
Amortization of intangible assets	34,848	34,257	25,865
Asset impairment charges	58,451	—	—

Operating income	237,503	429,060	475,999
Interest expense	(8,024)	(4,765)	(2,668)
Interest income	1,493	3,736	3,378
Equity in earnings (losses) of unconsolidated affiliates, including gain on sale of investment	(466)	(332)	112,744
Other income (expense), net	(1,831)	(1,100)	(1,133)

Income from continuing operations before income taxes	228,675	426,599	588,320
Provision for income taxes	97,472	139,007	196,875

Net income from continuing operations	131,203	287,592	391,445
Net income from discontinued operations	190,621	27,490	29,864

Net income	321,824	315,082	421,309
Less: Net income attributable to non-controlling interests	10,917	18,368	19,388

Net income attributable to common stock	$310,907	$296,714	$401,921

Amounts attributable to common stock:
Net income from continuing operations	$120,286	$269,224	$372,057
Net income from discontinued operations	190,621	27,490	29,864

Net income attributable to common stock	$310,907	$296,714	$401,921

Earnings per share attributable to common stock— basic and diluted:
Continuing operations	$0.62	$1.22	$1.73
Discontinued operations	0.97	0.13	0.14

Net income attributable to common stock	$1.59	$1.35	$1.87

Shares used in computing earnings per share:
Weighted average basic shares outstanding	195,113	219,668	214,929

Weighted average diluted shares outstanding	195,120	219,690	214,978

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$321,824	$315,082	$421,309
Other comprehensive income (loss), net of tax provision:
Foreign currency translation adjustment, net of tax of $0, $0 and $0	(171,458)	(84,505)	(54,553)
Other, net of tax of $(28), $486 and $(934)	59	(1,549)	2,864

Other comprehensive income (loss)	(171,399)	(86,054)	(51,689)

Comprehensive income	150,425	229,028	369,620
Less: Comprehensive income attributable to non-controlling interests	10,917	18,368	19,388

Total comprehensive income attributable to Quanta stockholders	$139,508	$210,660	$350,232

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash Flows from Operating Activities of Continuing Operations:
Net income	$321,824	$315,082	$421,309
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations —
Income from discontinued operations	(190,621)	(27,490)	(29,864)
Depreciation	162,845	141,106	118,830
Amortization of intangible assets	34,848	34,257	25,865
Asset impairment charges	58,451	—	—
Equity in (earnings) losses of unconsolidated affiliates, including gain on sale of investment	466	332	(112,744)
Amortization of debt issuance costs	1,251	1,094	1,081
Gain on sale of property and equipment	(2,773)	(1,803)	(2,464)
Foreign currency loss	2,490	1,244	2,179
Provision for doubtful accounts	224	1,411	3,236
Provision for contract receivable	—	102,460	—
Non-cash portion of arbitration expense	—	10,518	—
Deferred income tax provision (benefit)	(19,403)	22,906	(25,713)
Non-cash stock-based compensation	36,939	37,449	34,381
Tax impact of stock-based equity awards	(669)	(1,563)	(3,723)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	150,470	(239,159)	(69,599)
Costs and estimated earnings in excess of billings on uncompleted contracts	(49,358)	(73,443)	(42,273)
Inventories	(33,524)	(4,025)	5,986
Prepaid expenses and other current assets	5,899	(35,493)	(10,329)
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	(2,486)	(60,829)	19,254
Billings in excess of costs and estimated earnings on uncompleted contracts	153,017	28,596	38,708
Other, net	(11,707)	(4,908)	(3,562)

Net cash provided by operating activities of continuing operations	618,183	247,742	370,558

Cash Flows from Investing Activities of Continuing Operations:
Proceeds from sale of property and equipment	26,178	14,448	14,789
Additions of property and equipment	(209,968)	(247,216)	(221,946)
Cash paid for acquisitions, net of cash acquired	(112,914)	(262,218)	(283,837)
Investments in and return of equity from unconsolidated affiliates	(6,074)	(3,127)	186,185
Cash received from (paid for) other investments, net	(4,338)	6,214	(10,032)
Cash withdrawn from restricted cash	214	3,565	36,482
Cash paid for intangibles	(211)	(252)	—

Net cash used in investing activities of continuing operations	(307,113)	(488,586)	(278,359)

Cash Flows from Financing Activities of Continuing Operations:
Borrowings under credit facility	3,349,385	938,047	341,730
Payments under credit facility	(2,935,752)	(866,224)	(341,730)
Borrowings of other long-term debt	—	394	23
Payments on other long-term debt	(2,683)	(30,448)	(556)
Borrowings of short-term debt	4,872	5,056	—
Payments on short-term debt	(5,170)	—	—
Debt issuance and amendment costs	(3,795)	—	(3,244)
Contributions from non-controlling interests	2,313	—	—
Distributions to non-controlling interests	(21,228)	(14,432)	(17,625)
Tax impact of stock-based equity awards	669	1,563	3,723
Exercise of stock options	372	1,179	1,028
Repurchase of common stock, including accelerated stock repurchases	(1,606,361)	(93,482)	—

Net cash used in financing activities of continuing operations	(1,217,378)	(58,347)	(16,651)

Discontinued operations:
Net cash provided by operating activities	22,342	63,082	76,034
Net cash provided by provided by (used in) investing activities	825,376	(54,280)	(41,607)

Net cash provided by discontinued operations	847,718	8,802	34,427

Effect of foreign exchange rate changes on cash and cash equivalents	(3,154)	(7,873)	(15,899)
Net increase (decrease) in cash and cash equivalents	(61,744)	(298,262)	94,076
Cash and cash equivalents, beginning of year	190,515	488,777	394,701

Cash and cash equivalents, end of year	$128,771	$190,515	$488,777

Supplemental disclosure of cash flow information:
Cash (paid) received during the year for —
Interest paid related to continuing operations	$(7,087)	$(3,533)	$(1,586)
Income taxes paid related to continuing operations	(130,921)	(223,901)	(244,550)
Income taxes paid related to discontinued operations	(144,076)	(5,286)	(8,625)
Income tax refunds related to continuing operations	23,788	7,376	1,826

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Exchangeable Shares		Series F Preferred Stock		Series G Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share information)
Balance, December 31, 2012	209,270,586	$2	3,909,110	$—	1	$—	—	$—	$3,287,086	$668,156	$14,453	$(203,149)	$3,766,548	$5,368	$3,771,916
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(51,689)	—	(51,689)	—	(51,689)
Acquisitions	3,547,482	—	—	—	—	—	—	—	88,896	—	—	—	88,896	—	88,896
Restricted stock activity	(358,753)	—	—	—	—	—	—	—	35,876	—	—	(12,091)	23,785	—	23,785
Stock options exercised	74,342	—	—	—	—	—	—	—	1,028	—	—	—	1,028	—	1,028
Exchange of exchangeable shares	409,110	—	(409,110)	—	—	—	—	—	—	—	—	—	—	—	—
Income tax expense from long-term incentive plans	—	—	—	—	—	—	—	—	3,699	—	—	—	3,699	—	3,699
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,625)	(17,625)
Net income	—	—	—	—	—	—	—	—	—	401,921	—	—	401,921	19,388	421,309

Balance, December 31, 2013	212,942,767	2	3,500,000	—	1	—	—	—	3,416,585	1,070,077	(37,236)	(215,240)	4,234,188	7,131	4,241,319
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(86,054)	—	(86,054)	—	(86,054)
Acquisitions	686,382	—	3,825,971	—	—	—	1	—	134,538	—	—	—	134,538	—	134,538
Restricted stock activity	95,475	—	—	—	—	—	—	—	39,030	—	—	(12,340)	26,690	—	26,690
Stock options exercised	91,444	—	—	—	—	—	—	—	1,179	—	—	—	1,179	—	1,179
Income tax expense from long-term incentive plans	—	—	—	—	—	—	—	—	700	—	—	—	700	—	700
Common stock repurchases	(2,996,278)	—	—	—	—	—	—	—	—	—	—	(93,482)	(93,482)	—	(93,482)
Deferral plan shares	—	—	—	—	—	—	—	—	874	—	—	(874)	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,432)	(14,432)
Net income	—	—	—	—	—	—	—	—	—	296,714	—	—	296,714	18,368	315,082

Balance, December 31, 2014	210,819,790	2	7,325,971	—	1	—	1	—	3,592,906	1,366,791	(123,290)	(321,936)	4,514,473	11,067	4,525,540
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(171,399)	—	(171,399)	—	(171,399)
Acquisitions	461,037	—	—	—	—	—	—	—	10,127	—	—	—	10,127	(748)	9,379
Restricted stock activity	395,427	—	—	—	—	—	—	—	37,309	—	—	(10,368)	26,941	—	26,941
Stock options exercised	32,390	—	—	—	—	—	—	—	431	—	—	—	431	—	431
Exchange of exchangeable shares	449,929	—	(449,929)	—	—	—	—	—	—	—	—	—	—	—	—
Income tax benefit from long-term incentive plans	—	—	—	—	—	—	—	—	375	—	—	—	375	—	375
Common stock repurchases	(59,251,407)	—	—	—	—	—	—	—	—	—	—	(1,456,361)	(1,456,361)	—	(1,456,361)
Accelerated stock repurchases not yet settled	—	—	—	—	—	—	—	—	(150,000)	—	—	—	(150,000)	—	(150,000)
Deferral plan shares	—	—	—	—	—	—	—	—	6,592	—	—	(6,592)	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	2,313	2,313
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,228)	(21,228)
Net income	—	—	—	—	—	—	—	—	—	310,907	—	—	310,907	10,917	321,824

Balance, December 31, 2015	152,907,166	$2	6,876,042	$—	1	$—	1	$—	$3,497,740	$1,677,698	$(294,689)	$(1,795,257)	$3,085,494	$2,321	$3,087,815

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

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

Disposition—Fiber Optic Licensing Operations

On April 29, 2015, Quanta entered into a stock purchase agreement with Crown Castle International Corp., pursuant to which Quanta agreed to sell its fiber optic licensing operations. The purchase agreement contained customary representations and warranties, covenants and indemnities. On August 4, 2015, Quanta completed the sale for a purchase price of approximately $1 billion in cash, resulting in after-tax net proceeds of approximately $848 million. In the third quarter of 2015, Quanta recognized a net of tax gain of approximately $171 million. Quanta has presented the results of operations, financial position, cash flows and disclosures of the fiber optic licensing operations as discontinued operations for all periods in the accompanying consolidated financial statements. These results were included in Quanta’s Fiber Optic Licensing and Other segment prior to the second quarter of 2015.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions

During 2015, Quanta acquired 11 companies. The results of eight of the acquired companies are generally included in Quanta’s Electric Power Infrastructure Services segment. These companies include a foundation services company located in the United States, an electrical contracting company located in the United States, an electrical engineering company located in Australia, a powerline construction company located in the United States, an engineering company located in Canada, an engineering, procurement and construction services company based in the United States, an underground construction contracting company located in Canada, and a supplier and material procurement specialist for the power and utility industry in Canada. The results of the remaining three acquired companies are generally included in Quanta’s Oil and Gas Infrastructure Services segment. These companies include a company that services above-ground storage tanks in the United States, an underground utility distribution contractor that provides services to gas and electric utilities in Canada, and a company that specializes in the engineering, procurement, construction, and commissioning of compression and surface facilities for the high pressure gas industry in Australia.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, equity and other investments, loan receivables, purchase price allocations, liabilities for self-insured and other claims and guarantees, multiemployer pension plan withdrawal liabilities, revenue recognition for construction contracts inclusive of contractual change orders and claims, share-based compensation, operating results of reportable segments, as well as the provision for income taxes and the calculation of uncertain tax positions.

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $128.8 million and $190.5 million as of December 31, 2015 and 2014. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which are carried at fair value. At December 31, 2015 and 2014, cash equivalents were $1.4 million and $107.6 million and consisted primarily of money market mutual funds and are discussed further in Fair Value Measurements below. As of December 31, 2015 and 2014, cash and cash equivalents held in domestic bank accounts were approximately $16.1 million and $127.2 million, and cash and cash equivalents held in foreign bank accounts were approximately $112.7 million and $63.3 million. As of December 31, 2015 and 2014, cash and cash equivalents held by Quanta’s investments in joint ventures, which are either consolidated or proportionately consolidated, were approximately $24.9 million and $19.1 million, of which $11.9 million and $19.1 million related to domestic joint ventures. Cash and cash equivalents held by the joint ventures are available to support the operations of the related joint ventures, and Quanta does not have access to that cash for its other operations. Under the terms of the partnership agreements, Quanta generally has no right to the joint ventures’ cash other than participating in distributions and in the event of dissolution.

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates regarding, among other factors, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions, the ongoing relationship with the customer and uncertainties related to the resolution of disputed matters. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect Quanta’s ability to collect amounts due from them. As of December 31, 2015 and 2014, Quanta had allowances for doubtful accounts on current receivables of approximately $5.2 million and $6.2 million. Long-term accounts receivable are included within other assets, net on the consolidated balance sheets.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of December 31, 2015 and 2014 were approximately $250.1 million and $307.3 million and were included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months were included in other assets, net, and as of December 31, 2015 and 2014 were $4.5 million and $19.6 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 2015 and 2014, the balances of unbilled receivables included in accounts receivable were approximately $233.6 million and $163.1 million.

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

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense related to property and equipment was approximately $162.8 million, $141.1 million and $118.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Accrued capital expenditures were $5.8 million and $11.8 million as of December 31, 2015 and 2014. The impact of these items has been excluded from Quanta’s capital expenditures on its consolidated statements of cash flows due to their non-cash nature.

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

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. Quanta recognized an impairment charge of $6.6 million during the quarter ended December 31, 2015 related to certain of Quanta’s international renewable energy services operations based on the estimated future undiscounted cash flows associated with the asset group as compared to the carrying value before the impairment. Quanta did not recognize any asset impairments during the years ended December 31, 2014 or 2013.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When an evaluation is required, the estimated future undiscounted cash flows associated with the asset group are compared to the asset group’s carrying amount to determine if an impairment of such asset group is necessary. The effect of any impairment involves expensing the difference between the fair value of such asset group and its carrying value in the period incurred.

Other Assets, Net

Other assets, net consists primarily of long-term receivables, debt issuance costs, equity and other investments, refundable security deposits for leased properties and insurance claims in excess of deductibles that are due from Quanta’s insurers.

Debt Issuance Costs

Capitalized debt issuance costs related to Quanta’s credit facility and any other debt outstanding at a given balance sheet date are included in other assets, net and are amortized into interest expense on a straight-line basis over the terms of the respective agreements giving rise to the debt issuance costs, which Quanta believes approximates the effective interest rate method. During 2015, Quanta incurred $3.8 million of debt issuance costs related to the amendment and restatement of its credit agreement and recorded a nominal charge to interest expense for the write-off of a portion of the debt issuance costs related to the prior facility. During 2013, Quanta incurred $3.2 million of debt issuance costs related to the amendment and restatement of its credit agreement and recorded a nominal charge to interest expense for the write-off of a portion of the debt issuance costs related to the prior facility. As of December 31, 2015 and 2014, capitalized debt issuance costs were $11.4 million and $7.6 million, with accumulated amortization of $4.8 million and $3.5 million. For the years ended December 31, 2015, 2014 and 2013, amortization expense related to capitalized debt issuance costs was $1.3 million, $1.1 million and $1.1 million, respectively.

Goodwill and Other Intangibles

Quanta has recorded goodwill in connection with its historical acquisitions of companies. Upon acquisition, these companies were either combined into one of Quanta’s existing operating units or managed on a stand-alone basis as an individual operating unit. Goodwill recorded in connection with these acquisitions is subject to an annual assessment for impairment, which Quanta performs at the operating unit level for each operating unit that carries a balance of goodwill. Each of Quanta’s operating units is organized into one of two internal divisions: the Electric Power Infrastructure Services Division and the Oil and Gas Infrastructure Services Division. As most of the companies acquired by Quanta provide multiple types of services for multiple types of customers, these divisional designations are based on the predominant type of work performed by each operating unit at the point in time the divisional designation is made. Goodwill is required to be measured for impairment at the reporting unit level, which represents the operating segment level or one level below the operating segment level for which discrete financial information is available. Quanta has determined that its individual operating units represent its reporting units for the purpose of assessing goodwill impairments.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected cash flows and estimated levels of EBITDA by reporting unit were used to determine fair value under the three approaches discussed herein. The following table presents the significant estimates used by management in determining the fair values of Quanta’s reporting units at December 31, 2015, 2014 and 2013:

	2015	2014	2013
Years of cash flows before terminal value	5	5	5
Discount rates	12% to 16%	12% to 14%	12% to 14%
EBITDA multiples	5.0 to 6.5	5.0 to 6.0	5.0 to 8.0
Weighting of three approaches:
Discounted cash flows	70%	70%	70%
Market multiple	15%	15%	15%
Market capitalization	15%	15%	15%

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

During the fourth quarter of 2015, a two-step fair-value based goodwill impairment analysis was performed for each of Quanta’s reporting units, and no reporting units were evaluated solely on a qualitative basis. Step one of the analysis indicated that the implied fair value of each of Quanta’s reporting units, other than recently acquired reporting units and two other reporting units described below, was substantially in excess of its carrying value. After performing step two of the analysis, management concluded that goodwill was impaired at two reporting units in Quanta’s Oil and Gas Infrastructure Services Division. Accordingly, during the fourth quarter of 2015, Quanta recorded a $39.8 million non-cash charge for the impairment of goodwill which primarily resulted from lower forecasted oil and gas services revenues for its Gulf of Mexico operations and certain operations in Australia, due to the extended low commodity price environment.

As discussed generally above, when evaluating the 2015 step one impairment test results, management considered many factors in determining whether or not an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment in which Quanta’s reporting units were operating. Additionally, management considered the sensitivity of its fair value estimates to changes in certain valuation assumptions. After giving consideration to a 10% decrease in the fair value of each of Quanta’s reporting units, the results of the assessment at December 31, 2015 did not change. However, circumstances such as market declines, unfavorable economic conditions, the loss of a major customer or other factors could increase the risk of impairment of goodwill in future periods.

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

The goodwill analysis performed for each reporting unit was based on estimates and comparisons obtained from the electric power and oil and gas industries. Quanta assigned a higher weighting to the discounted cash flow approach in all periods to reflect increased expectations of market value being determined from a “held and used” model. As stated previously, cash flows are derived from budgeted amounts and operating forecasts that

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have been evaluated by management. In connection with the 2015 assessment, projected annual growth rates by reporting unit varied widely with ranges from (28%) to 54%.

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

During the fourth quarter of 2015, Quanta recorded an impairment charge of $12.1 million related to customer relationships, trade names and non-compete agreement intangible assets. These intangible asset impairments primarily resulted from lower forecasted oil and gas services revenues for Quanta’s Gulf of Mexico operations and certain operations in Australia, due to the extended low commodity price environment. The two reporting units impacted are in Quanta’s Oil and Gas Infrastructure Services Division.

Investments in Affiliates and Other Entities

In the normal course of business, Quanta enters into various types of investment arrangements, each having unique terms and conditions. These investments may include equity interests held by Quanta in business entities, including general or limited partnerships, contractual joint ventures, or other forms of equity or profit participation. These investments may also include Quanta’s participation in different financing structures such as the extension of loans to project specific entities, the acquisition of convertible notes issued by project specific entities, or other strategic financing arrangements. Quanta determines whether such investments involve a variable interest entity (VIE) based on the characteristics of the subject entity. If the entity is determined to be a VIE, then management determines if Quanta is the primary beneficiary of the entity and whether or not consolidation of the VIE is required. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, in either case that could potentially be significant to the VIE. When Quanta is deemed to be the primary beneficiary, the VIE is consolidated and the other party’s equity interest in the VIE is accounted for as a non-controlling interest. In cases where Quanta determines that it has an undivided interest in the assets, liabilities, revenues and profits of

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an unincorporated VIE (e.g., a general partnership interest), such amounts are consolidated on a basis proportional to Quanta’s ownership interest in the unincorporated entity.

Investments in entities of which Quanta is not the primary beneficiary, but over which Quanta has the ability to exercise significant influence, are accounted for using the equity method of accounting. Quanta’s share of net income or losses from unconsolidated equity investments is included in equity in earnings (losses) of unconsolidated affiliates in the consolidated statements of operations when applicable. Equity investments are reviewed for impairment by assessing whether any decline in the fair value of the investment below the carrying value is other than temporary. In making this determination, factors such as the ability to recover the carrying amount of the investment and the inability of the investee to sustain an earnings capacity are evaluated in determining whether a loss in value should be recognized. Any impairment losses related to investments would be recognized in other expense. Equity method investments are carried at original cost and are included in other assets, net in the consolidated balance sheet and are adjusted for Quanta’s proportionate share of the investees’ income, losses and distributions.

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

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate Quanta for services rendered, which may be measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the material associated with Quanta’s work is owner-furnished and is therefore not included in contract revenues and costs. The cost estimation process is based on professional knowledge and experience of Quanta’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore, Quanta’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. These factors are routinely evaluated on a project by project basis throughout the project term, and the impact of corresponding revisions in management’s estimates of

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract value, contract cost and contract profit are recorded as necessary in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. Quanta’s operating results for the years ended December 31, 2015 and 2014 were impacted by less than 5% as a result of changes in contract estimates related to projects that were in progress at December 31, 2014 and 2013.

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

As of December 31, 2015 and 2014, Quanta had approximately $137.2 million and $106.8 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2015, the total amount of unrecognized tax benefits relating to uncertain tax positions was $54.5 million, an increase from December 31, 2014 of $3.9 million. This increase in unrecognized tax benefits resulted primarily from a $5.3 million increase due to tax positions expected to be taken for 2015, partially offset by a $1.3 million decrease due to audit settlements. Quanta is currently under examination by the Internal Revenue Service (IRS) for tax years 2010, 2011 and 2012, and the federal statute of limitations for examination of all subsequent tax years remains open. Additionally, certain subsidiaries are under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $27.5 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.

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

Self-Insurance

Quanta is insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Under these programs, the deductibles for general liability and auto liability are $10.0 million per occurrence, the deductible for workers’ compensation is $5.0 million per occurrence, and the deductible for employer’s liability is $1.0 million per occurrence. For the 2012-2013 policy year, deductibles for general liability, auto liability and workers’ compensation were $5.0 million per occurrence, and the deductible for employer’s liability was $1.0 million per occurrence. Quanta is generally self-insured for all claims that do not exceed the amount of the applicable deductible. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

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

Collective Bargaining Agreements

Some of Quanta’s operating units are parties to various collective bargaining agreements with unions that represent certain of their employees. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to those in the expiring agreements. The agreements require the operating units to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multiemployer pension plans and employee benefit trusts. Quanta’s multiemployer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on its union employee payrolls. The location and number of union employees that Quanta employs at any given time and the plans in which they may participate vary depending on the projects Quanta has ongoing at that time and the need for union resources in connection with those projects. Therefore, Quanta is unable to accurately predict the union employee payroll and the amount of the resulting multiemployer pension plan contribution obligation for future periods.

Stock-Based Compensation

Quanta recognizes compensation expense for restricted stock, restricted stock units (RSUs) and performance units to be settled in common stock based on the fair value of the awards granted at the date of grant, net of estimated forfeitures. The fair value of restricted stock awards, RSUs and performance units to be settled in common stock is determined based on the number of shares, RSUs or performance units granted and the closing price of Quanta’s common stock on the date of grant. An estimate of future forfeitures is required in determining the period expense. Quanta uses historical data to estimate the forfeiture rate; however, these estimates are subject to change and may impact the value that will ultimately be realized as compensation expense. The resulting compensation expense from discretionary awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, while compensation expense from performance-based restricted stock awards is recognized using the graded vesting method over the requisite service period. The cash flows resulting from the tax deductions in excess of the compensation expense recognized for restricted stock, RSUs and performance units to be settled in common stock and stock options (excess tax benefit) are classified as financing cash flows.

Compensation expense associated with liability based awards, such as RSUs that are expected to or may settle in cash, is recognized based on a remeasurement of the fair value of the award at the end of each reporting period. Upon settlement, the holders receive for each RSU an amount in cash equal to the fair market value on the settlement date of one share of Quanta common stock, as specified in the applicable award agreement. For additional information on Quanta’s restricted stock, RSUs, and performance unit awards, see Note 12.

Functional Currency and Translation of Financial Statements

The U.S. dollar is the functional currency for the majority of Quanta’s operations, which are primarily located within the United States. The functional currency for Quanta’s foreign operations, which are primarily located in Canada and Australia, is typically the currency of the country in which the foreign operating unit is located. Generally, the currency in which the operating unit transacts the majority of its activities, including billings, financing, payroll and other expenditures, would be considered the functional currency. The treatment of foreign currency translation gains or losses is dependent upon management’s determination of the functional currency of each operating unit. In preparing the consolidated financial statements, Quanta translates the financial statements of its foreign operating units from their functional currency into U.S. dollars. Statements of operations, comprehensive income and cash flows are translated at average monthly rates, while balance sheets are translated at month-end exchange rates. The translation of the balance sheets results in translation gains or losses, which are included as a separate component of equity under the caption “Accumulated other comprehensive income (loss).” Gains and losses arising from transactions which are not denominated in the operating units’ functional currencies are included within other income (expense) in the statements of operations.

Derivatives

From time to time, Quanta enters into forward currency contracts that qualify as derivatives in order to hedge the risks associated with fluctuations in foreign currency exchange rates related to certain forecasted foreign currency denominated transactions. Quanta does not enter into derivative transactions for speculative

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of variable rate debt also approximates fair value. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents were categorized as Level 1 assets at December 31, 2015 and 2014, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

In connection with Quanta’s acquisitions, identifiable intangible assets acquired include goodwill, backlog, customer relationships, trade names, covenants not-to-compete, patented rights and developed technology. Quanta utilizes the fair value premise as the primary basis for its valuation procedures, which is a market-based approach to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction between market participants. Quanta periodically engages the services of an independent valuation firm when a new business is acquired to assist management with this valuation process, including assistance with the selection of appropriate valuation methodologies and the development of market-based valuation assumptions. Based on these considerations, management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to determine the fair value of intangible assets acquired based on the appropriateness of each method in relation to the type of asset being valued. The assumptions used in these valuation methods are analyzed and compared, where possible, to available market data, such as industry-based weighted average costs of capital and discount rates, trade name royalty rates, public company valuation multiples and recent market acquisition multiples. In accordance with its annual impairment test during the quarter ended December 31, 2015, the carrying amounts of such assets, including goodwill, were compared to their fair values. The level of inputs used for these fair value measurements is the lowest level (Level 3). Quanta uses the assistance of third party specialists to develop valuation assumptions. Quanta believes that these valuation methods appropriately represent the methods that would be used by other market participants in determining fair value.

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

Adoption of New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued an update that changes the requirement for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the entity or group of components of an entity meets the criteria to be classified as held for sale or when it is disposed of by sale or other than by sale. The update also requires additional disclosures about discontinued operations, a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, and an entity’s significant continuing involvement with a discontinued operation. Quanta adopted this guidance effective January 1, 2015 and has incorporated the new requirements into its presentation of the disposition of its fiber optic licensing operations as discontinued operations.

In November 2015, the FASB issued an update that requires deferred tax assets and liabilities, as well as related valuation allowances, to be classified as non-current in a classified balance sheet. For public business

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entities, the update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted as of the beginning of an interim or annual reporting period. Quanta adopted this guidance during the quarter ended December 31, 2015, and the guidance has been applied retrospectively to all periods presented. As a result of adopting this guidance, Quanta recorded a reduction to prepaid expenses and other current assets of $49.2 million, a reduction to other assets, net of $0.2 million, a reduction to accounts payable and accrued expenses of $31.0 million and a reduction to deferred tax liabilities of $18.4 million as of December 31, 2014. Additionally, there was a $9.0 million reduction to current assets of discontinued operations and a corresponding reduction to non-current liabilities of discontinued operations as of December 31, 2014. There was no impact on results of operations or cash flows as a result of the adoption of this guidance.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued an update that supersedes most current revenue recognition guidance as well as some cost recognition guidance. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. On July 9, 2015, the FASB affirmed its proposal to defer the effective date until fiscal years beginning on or after December 15, 2017. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements and is planning to adopt this guidance effective January 1, 2018.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2015, the FASB issued an update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts and premiums. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, although early adoption is permitted. The update is required to be adopted retroactively for all periods presented. In August 2015, the FASB issued another update that states that the Securities Exchange Commission (SEC) staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of the update is not expected to have a significant impact on Quanta’s consolidated financial statements or related disclosures. Quanta will adopt this guidance effective January 1, 2016.

In April 2015, the FASB issued an update that provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. An entity can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The adoption of the update is not expected to have a significant impact on Quanta’s consolidated financial statements or related disclosures. Quanta will adopt this guidance effective January 1, 2016.

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

In January 2016, the FASB issued an update that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for financial statements of fiscal years or interim periods that have not been previously issued. Quanta is evaluating the impact of the new standard on its consolidated financial statements and will adopt the new standard by January 1, 2018.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2016, the FASB issued an update that requires companies that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those assets. The new standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted for financial statements of fiscal years or interim periods that have not been previously issued. Quanta is evaluating the impact of the new standard on its consolidated financial statements and will adopt the new standard by January 1, 2019.

4. DISCONTINUED OPERATIONS:

On August 4, 2015, Quanta completed the sale of its fiber optic licensing operations to Crown Castle for an aggregate purchase price was approximately $1 billion in cash, resulting in estimated after-tax net proceeds of approximately $848 million. In the third quarter of 2015, Quanta recognized a pre-tax gain of approximately $272 million and a corresponding tax expense of approximately $101 million, which resulted in a gain on the sale, net of tax, of approximately $171 million.

Quanta has presented the results of operations, financial position, cash flows and disclosures related to its fiber optic licensing operations as discontinued operations in the accompanying consolidated financial statements. The results were previously included in Quanta’s Fiber Optic Licensing and Other segment.

Quanta will remain liable for all taxes and insured claims associated with the fiber optic licensing operations arising on or before or outstanding as of August 4, 2015.

The following represents a reconciliation of the major classes of line items constituting income from discontinued operations related to Quanta’s fiber optic licensing operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Major classes of line items constituting pretax income from fiber optic licensing operations:
Revenues	$59,998	$104,021	$111,265
Expenses:
Cost of services (including depreciation)	24,748	39,295	42,745

Selling, general and administrative expenses	12,047	16,561	15,941
Amortization of intangible assets	963	1,650	1,650

Other income (expense) items that are not major	10	3	—

Net income before taxes of discontinued operations related to fiber optic licensing operations related to major classes of income before taxes	22,250	46,518	50,929
Pretax gain on the disposal of the fiber optic licensing operations	271,833	—	—

Total pretax gain on fiber optic licensing operations	294,083	46,518	50,929
Provision for income taxes related to fiber optic licensing operations	103,462	18,401	21,065

Net income from discontinued operations related to fiber optic licensing operations	190,621	28,117	29,864
Net loss from discontinued operations related to telecommunication operations	—	$(627)	$—

Net income from discontinued operations as presented in the statements of operations	$190,621	$27,490	$29,864

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents a reconciliation of the carrying amounts of major classes of assets and liabilities of fiber optic licensing operations (in thousands):

	December 31, 2015	December 31, 2014
Carrying amounts of major classes of assets included as part of fiber optic licensing operations:
Current assets:
Accounts receivable	$—	$11,429
Prepaid expenses and other current assets	—	2,258

Total current assets of fiber optic licensing operations	$—	$13,687

Non-current assets:
Property and equipment	$—	$380,554
Other intangible assets, net of accumulated amortization	—	17,009
Goodwill	—	334,790

Total major classes of non-current assets of fiber optic licensing operations	—	732,353
Other non-current assets included in fiber optic licensing operations	—	6,709

Total non-current assets of fiber optic licensing operations	$—	$739,062

Carrying amounts of major classes of liabilities of fiber optic licensing operations:
Current liabilities:
Accounts payable and accrued expenses	$15,313	$21,091

Total current liabilities of fiber optic licensing operations	$15,313	$21,091

Non-current liabilities:
Deferred income taxes	$—	$57,108
Long-term deferred revenue	—	48,231

Total major classes of non-current liabilities of fiber optic licensing operations	—	105,339
Other non-current liabilities of fiber optic licensing operations	—	193

Total non-current liabilities of fiber optic licensing operations	$—	$105,532

Additionally, on December 3, 2012, Quanta sold substantially all of its domestic telecommunications infrastructure services operations and related subsidiaries. During the year ended December 31, 2014, legal fees of $1.0 million were accrued related to an ongoing legal matter associated with these discontinued operations. The net of tax impact of these legal fees was $0.6 million. See Legal Proceedings — Lorenzo Benton v. Telecom Network Specialists, Inc., et al. in Note 15 for additional information.

5.	ACQUISITIONS:

2015 Acquisitions

During 2015, Quanta acquired 11 companies. The results of eight of the acquired companies are generally included in Quanta’s Electric Power Infrastructure Services segment. These companies include a foundation services company located in the United States, an electrical contracting company located in the United States, an electrical engineering company located in Australia, a powerline construction company located in the United States, an engineering company located in Canada, an engineering, procurement and construction services company based in the United States, an underground construction contracting company located in Canada, and a supplier and material procurement specialist for the power and utility industry in Canada. The results of the

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining three acquired companies are generally included in Quanta’s Oil and Gas Infrastructure Services segment. These companies include a company that services above-ground storage tanks in the United States, an underground utility distribution contractor that provides services to gas and electric utilities in Canada, and a company that specializes in the engineering, procurement, construction, and commissioning of compression and surface facilities for the high pressure gas industry in Australia. The aggregate consideration for these acquisitions consisted of approximately $110.4 million paid or payable in cash, subject to net working capital adjustments, 461,037 shares of Quanta common stock valued on the settlement dates of the acquisitions at approximately $10.1 million, and $1.0 million in contingent consideration. As these transactions were effective during 2015, the results have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable Quanta to further enhance its electric power and oil and gas infrastructure service offerings in the United States, Canada and Australia.

Quanta is in the process of finalizing its assessments of the fair values of the acquired assets and assumed liabilities related to businesses acquired subsequent to December 31, 2014, and further adjustments to the purchase price allocations may occur. Quanta expects to complete the purchase accounting process as soon as practicable but no later than one year from the respective acquisition dates with possible updates primarily related certain tax estimates. The aggregate purchase consideration related to 2015 acquisitions was preliminarily allocated to acquired assets and assumed liabilities, which resulted in a preliminary allocation of approximately $44.7 million of net tangible assets, $51.9 million of goodwill and $25.0 million of other intangible assets.

2014 Acquisitions

During 2014, Quanta completed nine acquisitions, which enabled Quanta to further enhance its electric power and oil and gas infrastructure service offerings in the United States and Canada and expand its capabilities in Australia to include electric power infrastructure service offerings. These acquisitions included four electric power infrastructure services companies located in Canada; two oil and gas infrastructure services businesses located in Canada; an electric power infrastructure services company located in Australia; a U.S. based general engineering and construction company specializing in hydrant fueling, waterfront and utility construction for the U.S. Department of Defense that is generally included in Quanta’s Oil and Gas Infrastructure Services segment; and a geotechnical and geological engineering services company based in the United States that is generally included in Quanta’s Electric Power Infrastructure Services segment. The aggregate consideration paid for these acquisitions consisted of approximately $279.5 million in cash, 686,382 shares of Quanta common stock and 3,825,971 exchangeable shares of Canadian subsidiaries of Quanta that are exchangeable on a one-for-one basis for Quanta common stock. In addition, Quanta issued one share of Series G preferred stock associated with 899,858 of the exchangeable shares. The aggregate value of the securities issued related to 2014 acquisitions on the respective closing or settlement dates of the acquisitions, totaled approximately $134.5 million. As these transactions were effective during 2014, the results of each acquired company have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. For additional information on the exchangeable shares and preferred stock, see Exchangeable Shares and Series F and Series G Preferred Stock in Note 11.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2015, 2014 and 2013 Acquisitions

The following table summarizes the aggregate consideration paid or payable as of December 31, 2015 for the 2015 and 2014 acquisitions and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates. This allocation requires a significant use of estimates and is based on information that was available to management at the time these consolidated financial statements were prepared (in thousands).

	2015	2014
Consideration:
Value of Quanta common stock and exchangeable shares issued	$10,127	$134,538
Cash paid or payable	110,428	279,533
Contingent consideration	1,001	—

Fair value of total consideration transferred or estimated to be transferred	$121,556	$414,071

Current assets	$35,188	$172,121
Property and equipment	44,140	159,186
Other assets	4	3,501
Identifiable intangible assets	24,987	96,302
Current liabilities	(24,633)	(145,646)
Deferred tax liabilities, net	(5,131)	(32,856)
Other long-term liabilities	(5,606)	(4,926)
Non-controlling interests	747	—

Total identifiable net assets	69,696	247,682
Goodwill	51,860	166,389

	$121,556	$414,071

The fair value of current assets acquired in 2015 included accounts receivable with a fair value of $20.6 million. The fair value of current assets acquired in 2014 included accounts receivable with a fair value of $117.2 million.

Goodwill represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed. The 2015, 2014 and 2013 acquisitions strategically expanded Quanta’s Canadian, Australian and domestic electric power and oil and gas service offerings, which Quanta believes contributes to the recognition of the goodwill. In connection with the 2015 acquisitions, goodwill of $31.2 million was recorded for the businesses acquired that were included within Quanta’s Electric Power Infrastructure Services Division and $20.6 million was recorded for businesses included within Quanta’s Oil and Gas Infrastructure Services Division on the dates of acquisition. In connection with the 2014 acquisitions, goodwill of $72.3 million was recorded for the businesses included within Quanta’s Electric Power Infrastructure Services Division and $94.1 million was recorded for businesses included within Quanta’s Oil and Gas Infrastructure Services Division based on fair market values of assets and liabilities on the dates of acquisition. In connection with the 2013 acquisitions, goodwill of $112.5 million was recorded for businesses included within Quanta’s Electric Power Infrastructure Services Division and $143.3 million was recorded for the business included within Quanta’s Oil and Gas Infrastructure Services Division on the dates of acquisition. Goodwill of approximately $33.9 million and $43.5 million is expected to be deductible for income tax purposes related to the businesses acquired in 2015 and 2014.

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

	Estimated Fair Value at Acquisition Date	Weighted Average Amortization Period at Acquisition Date
Customer relationships	$16,257	13.7
Backlog	2,552	1.3
Trade names	4,002	8.8
Non-compete agreements	2,176	5.0

Total intangible assets subject to amortization acquired in 2015 acquisitions	$24,987	10.9

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

	Year Ended December 31,
	2015	2014	2013
Revenues	$7,635,932	$8,476,584	$7,629,310
Gross profit	$939,452	$1,248,827	$1,185,691
Selling, general and administrative expenses	$600,057	$745,321	$563,877
Amortization of intangible assets	$36,479	$47,777	$50,755
Net income from continuing operations	$135,467	$303,772	$451,399
Net income from continuing operations attributable to common stock	$124,550	$285,404	$432,011
Earnings per share from continuing operations attributable to common stock — basic and diluted	$0.64	$1.28	$1.95

The pro forma combined results of operations for the years ended December 31, 2015 and 2014 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2015 acquisitions as if they occurred January 1, 2014. The pro forma combined results of operations for the year ended December 31, 2014 have also been prepared by adjusting the historical results of Quanta to include the historical results of the 2014 acquisitions as if they occurred January 1, 2013. The pro forma combined results of operations for the year ended December 31, 2013 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2014 acquisitions as if they occurred January 1, 2013 and the historical results of the 2013 acquisitions as if it occurred January 1, 2012. These pro forma combined historical results were also adjusted for the following: a reduction of interest expense as a result of the repayment of outstanding indebtedness of the acquired businesses, a reduction of interest income as a result of the cash consideration paid net of cash received, an increase in amortization expense due to the incremental intangible assets recorded related to the 2015, 2014 and 2013 acquisitions, an increase or decrease in depreciation expense within cost of services related to the net impact of adjusting acquired property and equipment to the acquisition date fair value and conforming depreciable lives with Quanta’s accounting policies, an increase in the number of outstanding shares of Quanta common stock and exchangeable shares and certain reclassifications to conform the acquired companies’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from the

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2015, 2014 and 2013 acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

Revenues of approximately $104.6 million and income from continuing operations before income taxes of approximately $0.3 million, which included $3.6 million of acquisition costs, were included in Quanta’s consolidated results of operations for the year ended December 31, 2015 related to the 11 acquisitions in 2015 following their respective dates of acquisition. Revenues of approximately $314.1 million and income from continuing operations before income taxes of approximately $3.4 million, which included $11.6 million of acquisition costs, were included in Quanta’s consolidated results of operations for the year ended December 31, 2014 related to the nine 2014 acquisitions following their respective dates of acquisition. Additionally, revenues of approximately $251.3 million and income from continuing operations before income taxes of approximately $18.2 million were included in Quanta’s consolidated results of operations for the year ended December 31, 2013 related to the six 2013 acquisitions following their respective dates of acquisition.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Infrastructure Services Division	Oil and Gas Infrastructure Services Division	Total
Goodwill balance at December 31, 2013	$1,168,084	$277,843	$1,445,927
Goodwill acquired during 2014	71,517	102,968	174,485
Foreign currency translation adjustments	(16,377)	(7,340)	(23,717)

Goodwill balance at December 31, 2014	1,223,224	373,471	1,596,695
Goodwill acquired during 2015	31,224	20,636	51,860
Purchase price allocation adjustments	750	(8,867)	(8,117)
Goodwill impaired during 2015	—	(39,826)	(39,826)
Foreign currency translation adjustments	(28,953)	(19,001)	(47,954)

Balance at December 31, 2015:
Goodwill	$1,226,245	$366,306	$1,592,551
Accumulated impairment	—	(39,893)	(39,893)

	$1,226,245	$326,413	$1,552,658

The purchase price allocation adjustments recorded in the year ended December 31, 2015 resulted primarily from net working capital adjustments and changes in tax estimates. The goodwill impairment in the year ended December 31, 2015 primarily resulted from lower forecasted oil and gas services revenues for Quanta’s Gulf of Mexico operations and certain operations in Australia, due to the extended low commodity price environment. The two reporting units impacted are in Quanta’s Oil and Gas Infrastructure Services Division.

Also, as described in Note 2, Quanta’s operating units are organized into one of Quanta’s two internal divisions and, accordingly, the goodwill associated with its operating units has been aggregated on a divisional basis and reported in the table above. These divisions are closely aligned with Quanta’s reportable segments and are based on the predominant type of work performed by each operating unit. From time to time, operating units may be reorganized between these internal divisions as business environments evolve.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta’s intangible assets subject to amortization and the remaining weighted average amortization periods related to such assets were as follows (in thousands except for weighted average amortization periods, which are in years):

	As of December 31, 2015			As of December 31, 2014			As of December 31, 2015

	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$236,731	$(90,840)	$145,891	$235,851	$(63,764)	$172,087	9.7
Backlog	130,818	(126,954)	3,864	133,704	(122,265)	11,439	0.7
Trade names	51,192	(9,525)	41,667	49,664	(6,278)	43,386	18.6
Non-compete agreements	28,560	(23,507)	5,053	27,659	(21,365)	6,294	3.5
Patented rights and developed technology	22,447	(13,848)	8,599	22,073	(11,695)	10,378	4.0

Total intangible assets subject to amortization	$469,748	$(264,674)	$205,074	$468,951	$(225,367)	$243,584	10.9

Amortization expense for intangible assets was $34.8 million, $34.3 million and $25.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, during the year ended December 31, 2015, Quanta recorded an impairment charge of $12.1 million related to customer relationships, trade names and non-compete agreement intangible assets. These intangible asset impairments primarily resulted from lower forecasted oil and gas services revenues for Quanta’s Gulf of Mexico operations and certain operations in Australia, due to the extended low commodity price environment. The two reporting units impacted are in Quanta’s Oil and Gas Infrastructure Services Division. The impairment charge is reflected in the December 31, 2015 accumulated amortization balances above.

The estimated future aggregate amortization expense of intangible assets subject to amortization as of December 31, 2015 is set forth below (in thousands):

For the Fiscal Year Ending December 31,
2016	$28,172
2017	22,758
2018	22,015
2019	21,219
2020	20,103
Thereafter	90,807

Total	$205,074

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 are illustrated below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Amounts attributable to common stock:
Net income from continuing operations	$120,286	$269,224	$372,057
Net income from discontinued operations	190,621	27,490	29,864

Net income attributable to common stock	$310,907	$296,714	$401,921

Weighted average shares:
Weighted average shares outstanding for basic earnings per share	195,113	219,668	214,929
Effect of dilutive stock options	7	22	49

Weighted average shares outstanding for diluted earnings per share	195,120	219,690	214,978

For purposes of calculating diluted earnings per share, there were no adjustments required to derive Quanta’s net income attributable to common stock. Outstanding exchangeable shares that were issued pursuant to certain of Quanta’s historical acquisitions (as further discussed in Note 11), which are exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in weighted average shares outstanding for basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 for the portion of the respective periods that they were outstanding. However, any additional shares that may be delivered under Quanta’s accelerated share repurchase arrangement entered into on August 7, 2015 (as further described in Note 11) have not been included in the weighted average shares outstanding for basic and diluted earnings per share for the year ended December 31, 2015 because their effect would be anti-dilutive.

8.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

Activity in Quanta’s current and long-term allowance for doubtful accounts consisted of the following (in thousands):

	December 31,
	2015	2014
Balance at beginning of year	$6,174	$5,215
Charged to bad debt expense and provision for long-term contract receivable	224	103,871
Deductions for uncollectible receivables written off, net of recoveries	(1,172)	(102,912)

Balance at end of year	$5,226	$6,174

Included in the 2014 amounts charged and written off was the $102.5 million charge to provision for long-term contract receivable and subsequent write-off related to the Sunrise Powerlink project. See Legal Proceedings — Sunrise Powerlink Arbitration in Note 15 for more information.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contracts in progress were as follows (in thousands):

	December 31,
	2015	2014
Costs incurred on contracts in progress	$5,725,078	$6,603,351
Estimated earnings, net of estimated losses	756,974	1,111,657

	6,482,052	7,715,008
Less — Billings to date	(6,563,537)	(7,675,674)

	$(81,485)	$39,334

Costs and estimated earnings in excess of billings on uncompleted contracts	$317,745	$290,447
Less — Billings in excess of costs and estimated earnings on uncompleted contracts	(399,230)	(251,113)

	$(81,485)	$39,334

Property and equipment consisted of the following (in thousands):

	Estimated Useful Lives in Years	December 31,
		2015	2014
Land	N/A	$41,428	$40,657
Buildings and leasehold improvements	5-30	116,697	93,042
Operating equipment and vehicles	5-25	1,517,630	1,459,409
Office equipment, furniture and fixtures and information technology systems	3-15	137,670	119,529
Construction work in progress	N/A	43,806	38,496

		1,857,231	1,751,133
Less — Accumulated depreciation and amortization		(755,272)	(651,559)

Property and equipment, net		$1,101,959	$1,099,574

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2015	2014
Accounts payable, trade	$452,295	$477,370
Accrued compensation and related expenses	159,045	164,777
Accrued insurance, current portion	61,327	49,309
Deferred revenues, current portion	8,010	13,082
Income and franchise taxes payable	3,923	20,946
Other accrued expenses	97,534	99,747

	$782,134	$825,231

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	DEBT OBLIGATIONS:

Quanta’s long-term debt obligations consisted of the following (in thousands):

	December 31,
	2015	2014
Borrowings under credit facility	$466,850	$68,793
Other long-term debt, interest rates ranging from 3.4% to 4.3%	5,401	6,370
Capital leases, interest rates ranging from 2.5% to 6.2%	5,351	1,146

Total long-term debt obligations	477,602	76,309
Less — Current maturities of long-term debt	2,238	3,820

Total long-term debt obligations, net of current maturities	$475,364	$72,489

Quanta’s current maturities of long-term debt and short-term borrowings consisted of the following (in thousands):

	December 31,
	2015	2014
Short-term borrowings	$4,829	$5,056
Current maturities of long-term debt	2,238	3,820

Current maturities of long-term debt and short-term borrowings	$7,067	$8,876

Credit Facility

On December 18, 2015, Quanta entered into an amended and restated credit agreement with various lenders that provides for a $1.81 billion senior secured revolving credit facility maturing on December 18, 2020. The entire amount available under the facility may be used by Quanta for revolving loans and letters of credit in U.S. dollars and certain alternative currencies. Up to $600.0 million of the facility may be used by certain subsidiaries of Quanta for revolving loans and letters of credit in certain alternative currencies. Up to $100.0 million of the facility may be used for swing line loans in U.S. dollars, up to $50.0 million of the facility may be used for swing line loans in Canadian dollars and up to $30.0 million of the facility may be used for swing line loans in Australian dollars. In addition, subject to the conditions specified in the credit agreement, Quanta has the option to increase the revolving commitments by up to $400.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes.

As of December 31, 2015, Quanta had approximately $307.0 million of outstanding letters of credit and bank guarantees, $220.0 million of which was denominated in U.S. dollars and $87.0 million of which was denominated in Australian or Canadian dollars. Quanta also had $466.9 million of outstanding revolving loans under the credit facility, $400.0 million of which was denominated in U.S. dollars and $66.9 million of which was denominated in Canadian dollars. The remaining $1.04 billion was available for revolving loans or issuing new letters of credit or bank guarantees. Information on borrowings under Quanta’s credit facility and the applicable interest rates during the years ended December 31, 2015 and 2014 is as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Maximum amount outstanding during the period	$606,753	$130,856	$161,920
Average daily amount outstanding under the credit facility	$258,815	$29,814	$14,482
Weighted-average interest rate	1.79%	2.71%	2.12%

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the current credit agreement, amounts borrowed in U.S. dollars bear interest, at Quanta’s option, at a rate equal to either (i) the Eurocurrency Rate (as defined in the credit agreement) plus 1.125% to 2.125%, as determined based on Quanta’s Consolidated Leverage Ratio (as described below), or (ii) the Base Rate (as described below) plus 0.125% to 1.125%, as determined based on Quanta’s Consolidated Leverage Ratio. Amounts borrowed as revolving loans under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.125% to 2.125%, as determined based on Quanta’s Consolidated Leverage Ratio. Standby letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.125% to 2.125%, based on Quanta’s Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.675% to 1.275%, based on Quanta’s Consolidated Leverage Ratio. Quanta is also subject to a commitment fee of 0.20% to 0.40%, based on its Consolidated Leverage Ratio, on any unused availability under the credit agreement.

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement). The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on Quanta’s assets. The credit agreement allows cash payments for dividends and stock repurchases subject to compliance with the following requirements (after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100.0 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of December 31, 2015, Quanta was in compliance with all of the covenants in the credit agreement.

The credit agreement provides for customary events of default and contains cross-default provisions with Quanta’s underwriting, continuing indemnity and security agreement with its sureties and all of Quanta’s other debt instruments exceeding $100.0 million in borrowings or availability. If an Event of Default (as defined in the credit agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the credit agreement, the lenders may declare all amounts outstanding and accrued and unpaid interest immediately due and payable, require that Quanta provide cash collateral for all outstanding letter of credit obligations, terminate the commitments under the credit agreement, and foreclose on the collateral.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the recent amendment and restatement of our credit agreement and after April 1, 2014, amounts borrowed bore interest at the same rates as above, and Quanta was subject to the same commitment fees as above. Prior to April 1, 2014, amounts borrowed in U.S. dollars bore interest, at Quanta’s option, at a rate equal to either (i) the Eurocurrency Rate plus 1.25%, or (ii) the Base Rate plus 0.25%, and amounts borrowed as revolving loans in any currency other than U.S. dollars bore interest at a rate equal to the Eurocurrency Rate plus 1.25%. Prior to April 1, 2014, standby letters of credit issued under the credit agreement were also subject to a letter of credit fee of 1.25%, Performance Letters of Credit issued in support of certain contractual obligations were subject to a letter of credit fee of 0.75%, and Quanta was also subject to a commitment fee of 0.20% on any unused availability under the credit agreement.

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

10.	INCOME TAXES:

The components of income (loss) from continuing operations before income taxes were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income (loss) from continuing operations before income taxes:
Domestic	$244,955	$263,357	$472,816
Foreign	(16,280)	163,242	115,504

Total	$228,675	$426,599	$588,320

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for income taxes for continuing operations were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$85,830	$67,430	$164,397
State	9,783	8,693	20,998
Foreign	21,262	39,978	37,193

Total current tax provision	116,875	116,101	222,588

Deferred:
Federal	(5,247)	11,507	(22,611)
State	917	2,232	(2,540)
Foreign	(15,073)	9,167	(562)

Total deferred tax provision (benefit)	(19,403)	22,906	(25,713)

Total provision for income taxes from continuing operations	$97,472	$139,007	$196,875

The actual income tax provision differed from the income tax provision computed by applying the U.S. federal statutory corporate rate to income from continuing operations before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Provision at the statutory rate	$80,036	$149,697	$205,912
Increases (decreases) resulting from —
State taxes	7,241	7,890	11,201
Foreign taxes	1,239	(13,059)	(9,994)
Contingency reserves, net	4,438	(650)	(3,385)
Production activity deduction	(6,871)	(6,033)	(10,247)
Employee per diems, meals and entertainment	8,727	9,817	7,888
Taxes on unincorporated joint ventures	(3,838)	(6,429)	(6,786)
Asset impairments	7,047	—	—
Other	(547)	(2,226)	2,286

Total provision for income taxes from continuing operations	$97,472	$139,007	$196,875

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

	December 31,
	2015	2014
Deferred income tax liabilities:
Property and equipment	$(189,793)	$(185,007)
Goodwill	(69,059)	(70,832)
Other intangibles	(36,565)	(48,344)
Other book/tax accounting method differences	(61,095)	(63,819)

Total deferred income tax liabilities	$(356,512)	(368,002)

Deferred income tax assets:
Accruals and reserves	25,070	20,835
Accrued insurance	75,591	64,745
Stock and incentive compensation and pension withdrawal liabilities	52,009	53,155
Net operating loss carryforwards	27,255	19,353
Other	10,894	10,194

Subtotal	190,819	168,282
Valuation allowance	(16,141)	(13,028)

Total deferred income tax assets	174,678	155,254

Total net deferred income tax liabilities	$(181,834)	$(212,748)

The net deferred income tax assets and liabilities were comprised of the following (in thousands):

	December 31,
	2015	2014
Deferred income taxes:
Assets	4,657	3,233
Liabilities	(186,491)	(215,981)

Total net deferred income tax liabilities	$(181,834)	$(212,748)

The valuation allowance for deferred income tax assets at December 31, 2015, 2014 and 2013 was $16.1 million, $13.0 million and $13.3 million, respectively. These valuation allowances relate to foreign net operating loss carryforwards, state net operating loss carryforwards and foreign tax credit carryforwards. The net change in the total valuation allowance for each of the years ended December 31, 2015, 2014 and 2013 was an increase of $3.1 million, a decrease of $0.3 million and an increase of $6.4 million, respectively. The valuation allowance was established primarily as a result of uncertainty in Quanta’s outlook as to future taxable income in particular tax jurisdictions. Quanta believes it is more likely than not that it will realize the benefit of its deferred tax assets, net of existing valuation allowances.

At December 31, 2015, Quanta had state and foreign net operating loss carryforwards, the tax effect of which was approximately $29.8 million. These carryforwards will expire as follows: 2016, $0.1 million; 2017, $1.2 million; 2018, $0.7 million; 2019, $0.7 million; 2020, $0.3 million and $26.8 million thereafter. A valuation allowance of $13.9 million has been recorded against certain foreign and state net operating loss carryforwards.

Through December 31, 2015, Quanta has not provided U.S. income taxes on approximately $269.8 million of unremitted foreign earnings. If Quanta was to repatriate cash that is indefinitely reinvested outside the U.S., it

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could be subject to additional U.S income and foreign withholding taxes. Because of the number and variability of assumptions required, it is not practicable to determine the amount of any additional U.S. tax liability that may result if Quanta decides to no longer indefinitely reinvest foreign earnings outside the U.S. If Quanta’s intentions or U.S. tax laws change in the future, there may be a significant negative impact on the provision for income taxes and cash flows as a result of recording an incremental tax liability, in the period such change occurs.

A reconciliation of unrecognized tax benefit balances is as follows (in thousands):

	December 31,
	2015	2014	2013
Balance at beginning of year	$50,668	$48,306	$50,555
Additions based on tax positions related to the current year	5,340	9,133	8,984
Additions for tax positions of prior years	292	2,438	—
Reductions for tax positions of prior years	(132)	—	—
Reductions for audit settlements	(1,345)	—	—
Reductions resulting from a lapse of the applicable statute of limitations periods	(282)	(9,209)	(11,233)

Balance at end of year	$54,541	$50,668	$48,306

For the year ended December 31, 2015, the $0.3 million reduction was primarily due to the expiration of certain federal and state statute of limitations periods for the 2004 tax year. For the year ended December 31, 2014, the $9.2 million reduction was primarily due to the expiration of certain federal and state statute of limitations periods for the 2010 tax year. For the year ended December 31, 2013, the $11.2 million reduction was primarily due to the expiration of certain federal and state statute of limitations periods for the 2009 tax year.

The balances of unrecognized tax benefits, the amount of related interest and penalties and what Quanta believes to be the range of reasonably possible changes in the next 12 months are as follows (in thousands):

	December 31,
	2015	2014	2013
Unrecognized tax benefits	$54,541	$50,668	$48,306
Portion that, if recognized, would reduce tax expense and effective tax rate	48,312	42,952	40,029
Accrued interest on unrecognized tax benefits	8,750	6,304	5,766
Accrued penalties on unrecognized tax benefits	673	697	99
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	$0 to $27,485	$0 to $10,221	$0 to $6,554
Portion that, if recognized, would reduce tax expense and effective tax rate	$0 to $24,009	$0 to $8,484	$0 to $4,816

Quanta classifies interest and penalties within the provision for income taxes. Quanta recognized interest expense of $2.4 million, interest expense of $0.5 million and interest income of $0.2 million in the provision for income taxes for the years ended December 31, 2015, 2014 and 2013, respectively.

Quanta is currently under examination by the IRS for calendar years 2010, 2011 and 2012, and the federal statute of limitations for examination in all subsequent tax years remains open. Additionally, certain subsidiaries are under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods. Quanta’s Canadian subsidiaries remain open to examination by the Canada Revenue Agency for tax years 2010 through 2014 as these statute of limitations periods have not yet expired. Quanta does not consider any state in which it does business to be a major tax jurisdiction.

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

The holders of exchangeable shares associated with the Preferred Stock have rights equivalent to Quanta common stockholders with respect to voting, dividends and other economic rights. The holders of exchangeable shares not associated with the Preferred Stock have rights equivalent to Quanta common stockholders with respect to dividends and other economic rights but do not have voting rights. During 2015 and 2013, 449,929 and 409,110 exchangeable shares associated with the Preferred Stock were exchanged for Quanta common stock. As of December 31, 2015, both shares of the Preferred Stock remained outstanding and 6,876,042 exchangeable shares remained outstanding, of which 3,949,929 were associated with the Preferred Stock.

Treasury Stock

Under the stock incentive plans described in Note 12, the tax withholding obligations of employees upon vesting of restricted stock awards and RSUs settled in common stock are typically satisfied by Quanta making such tax payments and withholding a number of vested shares having a value on the date of vesting equal to the tax withholding obligation. For the settlement of these employee tax liabilities, Quanta withheld 365,070 shares of Quanta common stock during the year ended December 31, 2015, with a total market value of $10.4 million, 352,558 shares of Quanta common stock during the year ended December 31, 2014 with a total market value of $12.3 million, and 379,566 shares of Quanta common stock during the year ended December 31, 2013 with a total market value of $12.1 million. These shares and the related costs to acquire them were accounted for as adjustments to the balance of treasury stock. Under Delaware corporate law, treasury stock is not counted for quorum purposes or entitled to vote.

During the third quarter of 2015, Quanta’s board of directors approved a new stock repurchase program authorizing Quanta to purchase, from time to time through February 28, 2017, up to $1.25 billion of its outstanding common stock (the 2015 Repurchase Program). Repurchases under the 2015 Repurchase Program can be made in open market or privately negotiated transactions, including pursuant to an accelerated share repurchase arrangement, an issuer repurchase plan or otherwise, at management’s discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. The 2015 Repurchase Program does not obligate Quanta to acquire any specific amount of common stock and may be modified or terminated by Quanta’s board of directors at any time at its sole discretion and without notice.

On August 7, 2015, Quanta entered into an accelerated share repurchase arrangement (the ASR) to repurchase $750.0 million of its common stock under the 2015 Repurchase Program. Under the terms of the ASR, Quanta paid $750.0 million to JPMorgan Chase Bank, National Association, London Branch (JPMorgan) and initially received 25.7 million shares of its common stock. The fair market value of these 25.7 million shares at the time of delivery was approximately $600.0 million, and the repurchased shares and the related cost to

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquire them were accounted for as an adjustment to the balance of treasury stock during the quarter ended September 30, 2015, reducing the weighted-average number of basic and diluted common shares used to calculate Quanta’s earnings per share for the year ended December 31, 2015. The $150.0 million remaining under the ASR was recorded as an adjustment to additional paid-in capital (APIC) during the quarter ended September 30, 2015 and will be reclassified from APIC to treasury stock upon final settlement of the ASR.

The final number of shares that Quanta will repurchase under the ASR will be based on a volume-weighted average share price of its common stock during the term of the ASR, minus a discount and subject to other adjustments pursuant to the terms and conditions of the ASR. Final settlement of the ASR is scheduled to occur in the second quarter of 2016, but the ASR may be terminated early or extended in certain circumstances. At settlement, based on the final volume-weighted average share price, Quanta may be entitled to receive additional shares of its common stock from JPMorgan or, under certain circumstances, may be required to deliver shares or make a cash payment (at its option) to JPMorgan. In addition to the initial share delivery under the ASR, during the third and fourth quarters of 2015, Quanta repurchased 19.2 million shares of its common stock at a cost of $449.9 million in the open market under the 2015 Repurchase Program.

During the fourth quarter of 2013, Quanta’s board of directors approved a stock repurchase program authorizing Quanta to purchase, from time to time through December 31, 2016, up to $500.0 million of its outstanding common stock (the 2013 Repurchase Program). During the year ended December 31, 2015, Quanta repurchased 14.4 million shares of its common stock at a cost of $406.5 million in the open market under the 2013 Repurchase Program. During the third quarter of 2015, Quanta completed the 2013 Repurchase Program.

During the year ended December 31, 2015, Quanta repurchased a total of 59.3 million shares valued at $1.46 billion pursuant to both the 2013 Repurchase Program and the 2015 Repurchase Program. During the year ended December 31, 2014, Quanta repurchased approximately 3.0 million shares of its common stock under the 2013 Repurchase Program at a cost of $93.5 million. During the year ended December 31, 2013, Quanta did not repurchase any of its common stock. The shares and the related cost to acquire them have been accounted for as an adjustment to the balance of treasury stock.

Non-controlling Interests

Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Quanta has determined that certain of these joint ventures are VIEs, with Quanta providing the majority of the infrastructure services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. Management has concluded that Quanta is the primary beneficiary of each of the joint ventures determined to be VIEs and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as non-controlling interests in the consolidated financial statements. Income attributable to the other joint venture members in the amounts of $10.9 million, $18.4 million and $19.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, has been accounted for as a reduction of net income in deriving net income attributable to common stock. Equity in the consolidated assets and liabilities of these joint ventures that is attributable to the other joint venture members has been accounted for as non-controlling interests within total equity in the accompanying balance sheets.

The carrying value of the investments held by Quanta in all of its VIEs was approximately $2.3 million and $11.1 million at December 31, 2015 and 2014. The carrying value of investments held by the non-controlling interests in these variable interest entities at December 31, 2015 and 2014 was $2.3 million and $11.1 million. During the years ended December 31, 2015, 2014 and 2013, distributions to non-controlling interests were $21.2 million, $14.4 million and $17.6 million. There were also contributions received from a joint venture partner of $2.3 million during the year ended December 31, 2015. There were no other changes in equity as a result of

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transfers to/from the non-controlling interests during the years ended December 31, 2015, 2014 and 2013. See Note 15 for further disclosures related to Quanta’s joint venture arrangements.

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

Restricted Stock and RSUs to be Settled in Common Stock

During the years ended December 31, 2015, 2014 and 2013, Quanta granted 1.3 million, 1.4 million and 1.4 million shares of restricted stock and RSUs to be settled in common stock under the Plans with weighted average grant date fair values of $27.64, $35.08 and $29.37 per share, respectively. The grant date fair value for awards of restricted stock and RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. Restricted stock and RSU awards to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs in equal installments over a two-year or three-year period following the date of grant. During the restriction period, holders of restricted stock are entitled to vote and receive dividends, if applicable, on such shares.

During the years ended December 31, 2015, 2014 and 2013, vesting activity consisted of 1.3 million, 1.1 million and 1.1 million shares of restricted stock and RSUs settled in common stock with an approximate fair value at the time of vesting of $35.9 million, $37.5 million and $30.8 million, respectively. Vesting activity during the year ended December 31, 2013 included compensation cost of approximately $4.3 million associated with the accelerated vesting of restricted stock and RSUs settled in common stock held by the former Executive Chairman of Quanta’s board of directors upon his retirement in May 2013.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the activity for restricted stock and RSUs to be settled in common stock for the year ended December 31, 2015 is as follows (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value (Per share)
Unvested at January 1, 2015	2,433	$31.29
Granted	1,307	$27.64
Vested	(1,266)	$28.37
Forfeited	(97)	$31.13

Unvested at December 31, 2015	2,377	$30.36

During the years ended December 31, 2015, 2014 and 2013, Quanta recognized $33.3 million, $35.0 million and $34.4 million of non-cash stock compensation expense related to restricted stock and RSUs to be settled in common stock. As of December 31, 2015, there was approximately $31.2 million of total unrecognized compensation cost related to unvested restricted stock and RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 1.45 years.

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

During the years ended December 31, 2015 and 2014, Quanta granted 0.2 million and 0.1 million of performance units to be settled in common stock under the 2011 Plan with a weighted average grant date fair value of $28.16 and $35.20 per share. No performance units were granted during the year ended December 31, 2013. The grant date fair value for awards of performance units to be settled in common stock is based on the market value of Quanta common stock on the date of grant applied to the total number of shares that Quanta anticipates will fully vest. This fair value is expensed ratably over the vesting term and is adjusted for fair value changes so that the expense recognized for each award is equivalent to the fair value of the final number of earned and vested performance units. During the years ended December 31, 2015 and 2014, Quanta recognized $3.6 million and $2.4 million in compensation expense associated with performance units to be settled in common stock. No performance units vested, and no shares of common stock were issued in connection with performance units, during the years ended December 31, 2015 and 2014, as applicable performance periods had not yet concluded.

RSUs to be Settled in Cash

Certain RSUs granted by Quanta under the Plans are settled solely in cash. These cash-settled RSUs are intended to provide plan participants with cash performance incentives that are substantially equivalent to the risks and rewards of equity ownership in Quanta, typically vest in equal installments over a two-year or three-year period following the date of grant, and are subject to forfeiture under certain conditions, primarily termination of service. Additionally, subject to certain restrictions, Quanta’s non-employee directors may elect to cash settle a portion of their RSU awards, which generally vest upon conclusion of the director service year. For all RSUs settled in cash, the holders receive for each vested RSU an amount in cash equal to the fair market value on the settlement date of one share of Quanta common stock, as specified in the applicable award agreement.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation expense related to RSUs to be settled in cash was $4.0 million, $3.9 million and $3.1 million for the years ended December 31, 2015, 2014 and 2013. Such expense is recorded in selling, general and administrative expenses. RSUs that are anticipated to be settled in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $4.2 million, $3.1 million and $1.8 million to settle liabilities related to cash-settled RSUs in the years ended December 31, 2015, 2014 and 2013, respectively. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $2.7 million and $2.9 million at December 31, 2015 and 2014.

13.	EMPLOYEE BENEFIT PLANS:

Unions’ Multiemployer Pension Plans

Quanta contributes to a number of multiemployer defined benefit pension plans under the terms of collective bargaining agreements with various unions that represent certain of Quanta’s employees. Quanta’s multiemployer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on its union employee payrolls. Quanta may also have additional liabilities imposed by law as a result of its participation in multiemployer defined benefit pension plans. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, imposes certain liabilities upon an employer who is a contributor to a multiemployer pension plan if the employer withdraws from the plan or the plan is terminated or experiences a mass withdrawal. In the fourth quarter of 2011, Quanta recorded a partial withdrawal liability related to the withdrawal by certain Quanta subsidiaries from the Central States, Southeast and Southwest Areas Pension Plan (Central States Plan) following an amendment to the applicable collective bargaining agreement which eliminated their obligations to contribute to the Central States Plan. During the first quarter of 2014, Quanta recorded an adjustment to cost of services to increase the recognized withdrawal liability. Additional information regarding this withdrawal, as well as the withdrawal from the Central States Plan of a company acquired by Quanta in the fourth quarter of 2013, is provided in Collective Bargaining Agreements in Note 15.

The Pension Protection Act of 2006 (PPA) also added special funding and operational rules generally applicable to plan years beginning after 2007 for multiemployer plans that are classified as “endangered,” “seriously endangered” or “critical” status based on multiple factors (including, for example, the plan’s funded percentage, cash flow position and whether it is projected to experience a minimum funding deficiency). Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, as applicable, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. Certain plans to which Quanta contributes or may contribute in the future are in “endangered,” “seriously endangered” or “critical” status. The amount of additional funds, if any, that Quanta may be obligated to contribute to these plans in the future cannot be estimated due to uncertainty of the future levels of work that require the specific use of union employees covered by these plans, as well as the future contribution levels and possible surcharges on contributions applicable to these plans.

The following table summarizes plan information relating to Quanta’s participation in multiemployer defined benefit pension plans, including company contributions for the last three years, the status under the PPA of the plans and whether the plans are subject to a funding improvement or rehabilitation plan or contribution surcharges. The most recent PPA zone status available in 2015 and 2014 relates to the plan’s fiscal year-end in 2014 and 2013. Forms 5500 were not yet available for the plan years ending in 2015. The PPA zone status is based on information that Quanta received from the respective plans, as well as publicly available information on the U.S. Department of Labor website, and is certified by the plan’s actuary. Although multiple factors or tests may result in red zone or yellow zone status, plans in the red zone generally are less than 65 percent funded,

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plans in the yellow zone generally are less than 80 percent funded, and plans in the green zone generally are at least 80 percent funded. Under the PPA, red zone plans are classified as “critical” status, yellow zone plans are classified as “endangered” status and green zone plans are classified as neither “endangered” nor “critical” status. The “Subject to Financial Improvement/ Rehabilitation Plan” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration dates of Quanta’s collective-bargaining agreements to which the plans are subject. Total contributions to these plans correspond to the number of union employees employed at any given time and the plans in which they participate and varies depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with such projects. Information has been presented separately for individually significant plans and in the aggregate for all other plans.

Fund	Employee Identification Number/ Pension Plan Number	PPA Zone Status		Subject to Financial Improve- ment/ Reha- bilitation Plan	Contributions (in thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2015	2014		2015	2014	2013
National Electrical Benefit Fund	53-0181657-001	Green	Green	No	$21,200	$20,758	$17,268	No	Varies through September 2019
Laborers National Pension Fund	75-1280827-001	Green	Green	No	7,671	4,227	4,681	No	Varies through June 2017
Pipeline Industry Pension Fund	73-6146433-001	Green	Green	No	6,087	6,280	4,511	No	Varies through June 2017
Central Pension Fund of the IUOE & Participating Employers	36-6052390-001	Green	Green	No	5,677	7,847	4,259	No	Varies through June 2017
Midwest Operating Engineers Pension Trust Fund	36-6140097-001	Yellow	Yellow	Yes	3,294	497	217	Yes	Varies through June 2017
Laborers Pension Trust Fund for Northern California	94-6277608-001	Yellow	Yellow	Yes	2,603	1,357	987	Yes	June 2019
Eighth District Electrical Pension Fund	84-6100393-001	Green	Green	No	2,544	2,192	1,790	No	Varies through February 2018
OE Pension Trust Fund	94-6090764-001	Red	Red	Yes	1,264	991	902	Yes	June 2016
Operating Engineers Local 324 Pension Fund	38-1900637-001	Red	Red	Yes	1,231	1,086	818	Yes	Varies through June 2017
Local 697 IBEW and Electrical Industry Pension Fund	51-6133048-001	Yellow	Yellow	Yes	1,066	200	—	Yes	May 2018
Joint Pension Local Union 164 IBEW	22-6031199-001	Yellow	Yellow	Yes	513	1,816	222	No	May 2017
Alaska Teamster—Employer Pension Plan	92-6003463-024	Red	Red	Yes	513	516	241	Yes	June 2017
Michigan Upper Peninsula Intrl Brotherhood of Elec Workers Pension Plan	36-3020872-001	Yellow	Yellow	Yes	300	1,307	299	No	May 2017
All other plans					23,052	22,130	18,859

Total					$77,015	$71,204	$55,054

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta’s contributions to the following individually significant plans were five percent or more of the total contributions to these plans for the periods indicated based on the Forms 5500 for these plans for the years ended December 31, 2014 and 2013. Forms 5500 were not yet available for these plans for the year ended December 31, 2015.

Pension Fund	Plan Years in which Quanta Contributions Were Five Percent or More of Total Plan Contributions
Pipeline Industry Pension Fund	2014 and 2013
Michigan Upper Peninsula Intrl Brotherhood of Elec Workers Pension Plan	2014 and 2013
Eighth District Electrical Pension Fund	2014 and 2013
Laborers National Pension Fund	2014 and 2013
Joint Pension Local Union 164 IBEW	2014

In addition to the contributions made to multiemployer defined benefit pension plans noted above, Quanta also contributed to multiemployer defined contribution or other benefit plans on behalf of certain union employees. Contributions to union multiemployer defined contribution or other benefit plans by Quanta were approximately $147.1 million, $129.0 million and $104.4 million for the years ended December 31, 2015, 2014 and 2013. Total contributions made to these plans for the years ended December 31, 2015, 2014 and 2013 correspond to the number of union employees employed at any given time and the plans in which they participate and varies depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with such projects.

Quanta 401(k) Plan

Quanta maintains a 401(k) plan pursuant to which employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. Quanta makes matching cash contributions of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law. Contributions to the 401(k) plan by Quanta were approximately $17.7 million, $13.9 million and $11.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Contributions to the deferred compensation plan by Quanta were approximately $1.0 million and $0.3 million during the years ended December 31, 2015 and 2014. There were no contributions to the plan during the year ended December 31, 2013. At December 31, 2015 and 2014, $11.7 million and $2.3 million were included in other long-term liabilities and $11.3 million and $2.0 million were included in other long-term assets related to obligations under this plan and related company-owned life insurance policies. Individuals participating in this

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plan receive distributions of their respective balances based on predetermined payout schedules or other events, as defined by the plan and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan.

14.	RELATED PARTY TRANSACTIONS:

Certain of Quanta’s operating units have entered into related party lease arrangements for operational facilities, typically with prior owners of certain acquired businesses. These lease agreements generally have terms of up to five years and include renewal options. Related party lease expense for the years ended December 31, 2015, 2014 and 2013 was approximately $10.6 million, $8.5 million and $4.5 million, respectively.

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

During the fourth quarter of 2014, a limited partnership in which Quanta is a partner was selected for an engineering, procurement and construction (EPC) electric transmission project to construct approximately 500 kilometers of transmission line and two 500 kV substations. Quanta will provide turnkey EPC services for the entire project. As of December 31, 2015, Quanta had outstanding capital commitments associated with investments in an unconsolidated affiliate related to this project as follows (in thousands):

Capital Commitments
Year Ending December 31:
2016	$8,909
2017 (1)	31,010
2018	—
2019	22,895

Total capital commitments associated with investments in an unconsolidated affiliate related to an EPC electrical transmission project	$62,814

(1)	This amount excludes a return of capital from an unconsolidated affiliate of approximately $40.9 million that is anticipated in August 2017.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, as of December 31, 2015, Quanta had outstanding capital commitments associated with investments in unconsolidated affiliates related to planned midstream infrastructure projects of approximately $7.4 million, $1.3 million of which is expected to be paid in the first quarter of 2016. Quanta is unable to determine the exact timing of the remaining $6.1 million of these capital commitments but anticipates them to be paid by June 1, 2017.

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases as discussed in Note 14. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of December 31, 2015 (in thousands):

Operating Leases
Year Ending December 31:
2016	$78,971
2017	56,488
2018	42,608
2019	25,065
2020	14,290
Thereafter	17,281

Total minimum lease payments	$234,703

Rent expense related to operating leases was approximately $208.5 million, $161.5 million and $111.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta has agreed to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At December 31, 2015, the maximum guaranteed residual value was approximately $487.1 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has capital commitments for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of December 31, 2015, Quanta issued approximately $2.3 million of production orders with expected delivery dates in 2016. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that these orders will be assigned to third party leasing companies and made available to Quanta under certain of its master equipment lease agreements, thereby releasing Quanta from its capital commitments.

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

Lorenzo Benton v. Telecom Network Specialists, Inc., et al. In June 2006, plaintiff Lorenzo Benton filed a class action complaint in the Superior Court of California, County of Los Angeles, alleging various wage and hour violations against Telecom Network Specialists (TNS), a former subsidiary of Quanta. Benton seeks to represent a class of workers that includes all persons who worked on TNS projects between June 2002 and the present, including individuals that TNS retained through 29 staffing agencies. An amended complaint was filed in August 2007, naming two additional class representatives, one of whom has since settled directly with his employer. The plaintiffs’ motion for class certification was heard and denied in May 2012; however, that decision was appealed, and the case was ultimately remanded for reconsideration. In September 2015, after a hearing in the remanded proceeding, the trial court certified the class as to workers from the various staffing companies at issue. The plaintiffs seek approximately $16 million for class damages and $5 million in attorneys’ fees. Quanta retained liability associated with this matter pursuant to the terms of Quanta’s sale of TNS in December 2012.

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

Sunrise Powerlink Arbitration. On April 21, 2010, PAR Electrical Contractors, Inc. (PAR), one of Quanta’s wholly owned subsidiaries, entered into a contract with SDG&E to construct a 117-mile electrical transmission line in Imperial and San Diego Counties, California, known as the Sunrise Powerlink project. In October 2013, Quanta initiated arbitration proceedings against SDG&E alleging breach of contract and seeking compensation for additional costs incurred on the project. SDG&E filed a counterclaim for breach of contract seeking damages for PAR’s alleged untimely performance. In December 2014, the parties reached an agreement to dismiss the arbitration. The settlement terms provided for a cash payment by SDG&E to PAR in the amount of $65 million, representing the final amount to compensate PAR for substantially all of the unpaid portion of PAR’s costs incurred on the project. In January 2015, payment was received and the arbitration was dismissed.

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

At December 31, 2015, one customer accounted for approximately 12% of Quanta’s consolidated net position. The services provided to this customer related primarily to Quanta’s Electric Power Infrastructure Services segment. No customers represented 10% or more of Quanta’s revenues for the years ended December 31, 2015, 2014 and 2013, and no other customers represented 10% or more of Quanta’s consolidated net position as of December 31, 2015 or 2014.

Self-Insurance

As discussed in Note 2, Quanta is insured for employer’s liability, group health, general liability, auto liability and workers’ compensation claims. As of December 31, 2015 and 2014, the gross amount accrued for insurance claims totaled $209.0 million and $170.2 million, with $153.5 million and $130.8 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2015 and 2014 were $8.6 million and $9.1 million, of which $0.6 million and $0.8 million were included in prepaid expenses and other current assets and $8.0 million and $8.3 million were included in other assets, net.

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

As of December 31, 2015, Quanta had $307.0 million in outstanding letters of credit and bank guarantees under its credit facility to secure its casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2016. Upon maturity, it is expected that the majority of the letters of credit related to the casualty insurance program will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. These performance bonds expire at various times ranging from mechanical completion of the related projects to a period extending beyond contract completion in certain circumstances, and as such, a determination of maximum potential amounts outstanding requires the use of certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of Quanta’s bonded operating activity. As of December 31, 2015, the total amount of the outstanding performance bonds was estimated to be approximately $2.6 billion. Quanta’s estimated maximum exposure as it relates to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of its commitments under the performance bonds generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $906 million as of December 31, 2015.

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

Collective Bargaining Agreements

Some of Quanta’s operating units are parties to various collective bargaining agreements with unions that represent certain of their employees. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to those in the expiring agreements. From time to time, Quanta is a party to grievance actions based on claims arising out of the collective bargaining agreements. The agreements require the operating units to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multiemployer pension plans and employee benefit trusts. Quanta’s multiemployer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on its

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

union employee payrolls. The location and number of union employees that Quanta employs at any given time and the plans in which they may participate vary depending on the projects Quanta has ongoing at any time and the need for union resources in connection with those projects. Therefore, Quanta is unable to accurately predict its union employee payroll and the amount of the resulting multiemployer pension plan contribution obligation for future periods.

The PPA also added special funding and operational rules generally applicable to plan years beginning after 2007 for multiemployer plans that are classified as “endangered,” “seriously endangered” or “critical” status based on multiple factors (including, for example, the plan’s funded percentage, cash flow position and whether it is projected to experience a minimum funding deficiency). Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, as applicable, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. Certain plans to which Quanta contributes or may contribute in the future are in “endangered,” “seriously endangered” or “critical” status. The amount of additional funds, if any, that Quanta may be obligated to contribute to these plans in the future cannot be estimated due to uncertainty of the future levels of work that require the specific use of union employees covered by these plans, as well as the future contribution levels and possible surcharges on contributions applicable to these plans.

Quanta may be subject to additional liabilities imposed by law as a result of its participation in multiemployer defined benefit pension plans. For example, the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, imposes certain liabilities upon an employer who is a contributor to a multiemployer pension plan if the employer withdraws from the plan or the plan is terminated or experiences a mass withdrawal. These liabilities include an allocable share of the unfunded vested benefits in the plan for all plan participants, not merely the benefits payable to a contributing employer’s own retirees. As a result, participating employers may bear a higher proportion of liability for unfunded vested benefits if other participating employers cease to contribute or withdraw, with the reallocation of liability being more acute in cases when a withdrawn employer is insolvent or otherwise fails to pay its withdrawal liability. Other than as described below, Quanta is not aware of any material amounts of withdrawal liability that have been incurred as a result of a withdrawal by any of Quanta’s operating units from any multiemployer defined benefit pension plans.

2011 Central States Plan Withdrawal Liability. In the fourth quarter of 2011, certain Quanta subsidiaries withdrew from the Central States Plan. This withdrawal event was the result of an amendment to a collective bargaining agreement with the International Brotherhood of Teamsters (Teamsters) that eliminated certain employers’ obligations to contribute to the Central States Plan, which was then in critical status and significantly underfunded as to its vested benefit obligations. The amendment was negotiated by the Pipe Line Contractors Association (PLCA) on behalf of its members, which include the Quanta subsidiaries. Because certain other Quanta subsidiaries continued participation in the Central States Plan into 2012, the Quanta subsidiaries’ withdrawals in 2011 effected only a partial withdrawal on behalf of Quanta for 2011. Quanta believed that the partial withdrawal was advantageous because it limited exposure to increased liability resulting from a future withdrawal event, at which point the Central States Plan could have been further underfunded. Quanta and other PLCA members now contribute to a different multiemployer pension plan on behalf of the affected Teamsters employees. While certain additional Quanta subsidiaries continued participation in the Central States Plan into 2012, Quanta believes that such subsidiaries withdrew from the Central States Plan in 2012, thereby effecting a complete withdrawal as of December 30, 2012 for all Quanta entities.

In connection with the partial withdrawal in 2011, Quanta recorded a withdrawal liability of approximately $32.6 million in the fourth quarter of 2011 based on estimates received from the Central States Plan. The Central

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

States Plan subsequently asserted that the withdrawal of the PLCA members, and thus Quanta’s partial withdrawal, was not effective in 2011. The PLCA and Quanta believed at that time that a legally effective withdrawal had occurred during the fourth quarter of 2011, and this issue was litigated in the federal district court for the Northern District of Illinois, Eastern Division. In September 2013, the district court ruled in favor of the Central States Plan, and that decision was appealed by the PLCA. In July 2014, the Central States Plan provided Quanta with a Notice and Demand of partial withdrawal liability in the amount of $39.6 million. In September 2015, the United States Court of Appeals for the Seventh Circuit ruled in favor of the PLCA and reversed the district court’s ruling in favor of the Central States Plan. Based on the outcome of the appeal, in January 2016, the Central States Plan issued a revised assessment of Quanta’s withdrawal liability based on a 2011 partial withdrawal. The revised assessment claims $32.9 million of withdrawal liability against Quanta and recognizes payments of approximately $11.0 million made by Quanta against that amount as of the date of the revised assessment. Quanta is still in the process of evaluating the revised assessment and the effect on its ultimate liability stake.

Separately, in December 2013, the Central States Plan filed lawsuits against two of Quanta’s other subsidiaries in connection with their withdrawal in 2012. In the first lawsuit, the Central States Plan alleged that the subsidiary elected to participate in the Central States Plan pursuant to the collective bargaining agreement under which it participated. Quanta argued that no such election was made and that any payments made to the Central States Plan were made in error. In July 2014, the parties reached an agreement to settle the lawsuit, and the court dismissed the case with prejudice. In the second lawsuit, the Central States Plan alleged that contributions made by the Quanta subsidiary to a new industry fund created after Quanta withdrew from the Central States Plan should have been made to the Central States Plan. This arguably would have extended the withdrawal date for this subsidiary to at least the end of 2013. Quanta disputed these allegations on the basis that it properly paid contributions to the new industry fund based on the terms of the collective bargaining agreement under which it participates and asserted that it terminated its obligation to contribute to the Central States Plan by the end of 2012. The parties both moved for summary judgment, and in March 2015, the court entered judgment in favor of Quanta. The Central States Plan filed a notice of appeal in April 2015, and in December 2015, the Central States Plan agreed to dismiss the appeal with prejudice.

The ultimate liability associated with the complete withdrawal of Quanta’s subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. In March 2014, the Central States Plan provided revised estimates indicating that the total withdrawal liability based on certain withdrawal scenarios from 2011 through 2014 could range between $40.1 million and $55.4 million, and, as discussed above, in January 2016, the Central States Plan provided a revised assessment of Quanta’s partial withdrawal liability. Although Quanta continues to dispute the total liability owed to the Central States Plan, it continues to make monthly payments while the parties determine the final withdrawal liability. The amount owed upon resolution of this matter will be reduced by the payments made.

Based on the previous estimates of liability associated with a complete withdrawal from the Central States Plan, and allowing for the exclusion of amounts believed by management to have been improperly included in such estimate, Quanta recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within the range communicated to Quanta by the Central States Plan. Quanta believes that the range of reasonable possible loss associated with a complete withdrawal from the Central States Plan is up to $55.4 million and is in the process of evaluating the effect of the revised assessment described above on this estimated range. Given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the expense Quanta has recognized through December 31, 2015.

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

2013 Central States Plan Withdrawal Liability. On October 9, 2013, Quanta acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of acquisition. The Central States Plan issued a Notice and Demand dated March 13, 2013 to the acquired company for withdrawal liability in the total amount of $6.9 million payable in installments. Quanta took the position that the amount of withdrawal liability payable to the Central States Plan as a result of its complete withdrawal was $4.8 million, of which approximately $2.1 million remained outstanding as of December 31, 2015. In January 2016, the Central States Plan issued a revised assessment of the acquired company’s withdrawal liability. The revised assessment claims $4.8 million of withdrawal liability against the company and recognizes payments of approximately $2.7 million made against that amount as of the date of the revised assessment. Although Quanta has challenged the amount of the asserted withdrawal liability by the Central States Plan, it will continue to make payments in accordance with the terms of the Notice and Demand while the dispute is ongoing. The amount of withdrawal liability payable to the Central States Plan in connection with this matter will ultimately depend on various factors, including the outcome of the PLCA litigation described above.

Approximately $2.1 million of the purchase price for the acquired company was deposited into an escrow account on October 9, 2013 to fund any withdrawal obligation in excess of the $4.8 million initially demanded. Accordingly, the acquired company’s withdrawal from the Central States Plan is not expected to have a material impact on Quanta’s financial condition, results of operations or cash flows.

Indemnities

Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Additionally, in connection with certain acquisitions and dispositions, Quanta has indemnified various parties against specified liabilities that those parties might incur in the future. The indemnities under acquisition or disposition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2015, except as otherwise set forth above in Legal Proceedings, Quanta does not believe any material liabilities for claims exist against it in connection with any of these indemnity obligations.

In the normal course of Quanta’s acquisition transactions, Quanta obtains rights to indemnification from the sellers or former owners of acquired companies for certain risks, liabilities and obligations arising from their prior operations, such as performance, operational, safety, workforce or tax issues, some of which Quanta may not have discovered during due diligence. However, the indemnities may not cover all of Quanta’s exposure for such pre-acquisition matters and the indemnitors may be unwilling or unable to pay the amounts owed to Quanta. Accordingly, Quanta may incur expenses for which it is not reimbursed. Quanta is currently in the process of identifying certain pre-acquisition obligations associated with non-U.S. payroll taxes that may be due from a business acquired by Quanta in 2013. As of December 31, 2015, Quanta has recorded $11.4 million as its best estimate of the pre-acquisition tax obligations and a corresponding indemnification asset, as management expects to recover from the indemnity counterparties any amounts that Quanta may be required to pay in connection with any such obligations.

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

Quanta’s segment results are derived from the types of services provided across its operating units in each of the end user markets described above. Quanta’s entrepreneurial business model allows each of its operating units to serve the same or similar customers and to provide a range of services across end user markets. Quanta’s operating units are organized into one of two internal divisions, namely, the Electric Power Infrastructure Services Division and the Oil and Gas Infrastructure Services Division. These internal divisions are closely aligned with the reportable segments described above based on their operating units’ predominant type of work.

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

Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues:
Electric Power Infrastructure	$4,937,289	$5,302,671	$4,541,962
Oil and Gas Infrastructure	2,635,147	2,444,558	1,869,615

Consolidated	$7,572,436	$7,747,229	$6,411,577

Operating income (loss):
Electric Power Infrastructure	$362,328	$462,985	$523,355
Oil and Gas Infrastructure	142,929	162,797	138,543
Corporate and non-allocated costs	(267,754)	(196,722)	(185,899)

Consolidated	$237,503	$429,060	$475,999

Depreciation:
Electric Power Infrastructure	$89,150	$76,214	$64,913
Oil and Gas Infrastructure	65,315	57,414	47,050
Corporate and non-allocated costs	8,380	7,478	6,867

Consolidated	$162,845	$141,106	$118,830

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

Foreign Operations

During 2015, 2014, and 2013, Quanta derived $1.54 billion, $1.89 billion and $1.31 billion, respectively, of its revenues from foreign operations. Of Quanta’s foreign revenues, approximately 85%, 82% and 86% was earned in Canada during the years ended December 31, 2015, 2014 and 2013, respectively. In addition, Quanta held property and equipment of $317.6 million and $372.9 million in foreign countries, primarily Canada, as of December 31, 2015 and 2014.

17.	QUARTERLY FINANCIAL DATA (UNAUDITED):

The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 2015 and 2014 (in thousands, except per share information).

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2015:
Revenues	$1,861,386	$1,872,340	$1,939,438	$1,899,272
Gross profit	237,906	227,505	235,215	223,039
Net income (loss)	58,185	49,565	218,956	(4,882)
Net income (loss) attributable to common stock	53,484	46,109	216,388	(5,074)
Net income (loss) from continuing operations attributable to common stock	47,689	32,007	43,176	(2,586)
Earnings (loss) per share from continuing operations attributable to common stock — basic and diluted	$0.22	$0.15	$0.23	$(0.02)
2014:
Revenues	$1,735,448	$1,838,209	$2,145,958	$2,027,614
Gross profit	256,054	264,209	336,903	311,628
Net income	58,648	85,444	100,015	70,975
Net income attributable to common stock	54,408	81,082	94,648	66,576
Net income from continuing operations attributable to common stock	47,442	73,453	87,923	60,406
Earnings per share from continuing operations attributable to common stock — basic and diluted	$0.22	$0.33	$0.40	$0.27

During the fourth quarter of 2015, Quanta recorded total asset impairment charges of $58.5 million ($44.6 million net of tax). These impairment charges related to goodwill, intangible assets and property and equipment. Included in these charges was a $39.8 million goodwill impairment and a $12.1 million impairment related to customer relationships, trade names and non-compete agreement intangible assets. These goodwill and intangible impairments primarily resulted from lower forecasted oil and gas services revenues for Quanta’s Gulf of Mexico

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations and certain operations in Australia, due to the extended low commodity price environment. Additionally, Quanta recorded a property and equipment impairment of $6.6 million related to certain international renewable energy services operations.

Additionally, during the third quarter of 2015, net income and net income attributable to common stock included an approximately $171 million gain on the sale, net of tax, of Quanta’s fiber optic licensing operations.

During the third and fourth quarters of 2014, Quanta recorded charges of $52.5 million ($32.3 million net of tax) and $49.9 million ($30.3 million net of tax) associated with an electric power infrastructure services project completed in 2012. See Legal Proceedings — Sunrise Powerlink Arbitration in Note 15. During the first quarter of 2014, Quanta recorded a charge of $38.8 million ($25.8 million net of tax) as a result of an arbitration decision related to a contract dispute on a 2010 directional drilling project.

The sum of the individual quarterly earnings per share amounts may not equal year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

18.	SUBSEQUENT EVENTS:

Acquisitions

During the first quarter of 2016, Quanta has completed two acquisitions. Quanta acquired a full service medium and high voltage powerline contracting company located in the United States. The results of this company will generally be included in Quanta’s Electric Power Infrastructure Services segment. Quanta also acquired a pipeline service contractor located in the United States, the results of which will generally be included in Quanta’s Oil and Gas Infrastructure Services segment. The aggregate consideration paid for these acquisitions was approximately $41.5 million in cash, subject to certain adjustments and certain contingent consideration payments that may be payable by Quanta. As these transactions were effective during the first quarter of 2016, the results will be included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable Quanta to further enhance its electric power and oil and gas infrastructure service offerings in the United States.

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

As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item 10 is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2015 fiscal year.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2015 fiscal year.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2015 fiscal year.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2015 fiscal year.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2015 fiscal year.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following financial statements, schedules and exhibits are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page 80 of this Annual Report on Form 10-K.

(2) All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(3) Exhibits.

EXHIBIT INDEX

Exhibit No.		Description

2.1	—	Stock Purchase Agreement dated as of November 19, 2012, among Quanta Services, Inc., Infrasource FI LLC, Dycom Industries, Inc. and PBG Acquisition III, LLC (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed November 21, 2012 and incorporated herein by reference)

2.2	—	Stock Purchase Agreement dated as of April 29, 2015, among Quanta Services, Inc., CC SCN Fiber LLC, and Crown Castle International Corp. (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed May 4, 2015 and incorporated herein by reference)

3.1	—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2	—	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed January 17, 2014 and incorporated herein by reference)

3.3	—	Bylaws of Quanta Services, Inc., as amended and restated March 27, 2014 (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed March 31, 2014 and incorporated herein by reference)

4.1	—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/Amendment No. 2 (No. 333-42957) filed February 9, 1998 and incorporated herein by reference)

10.1*	—	Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.2*	—	Amendment No. 1 to the Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed November 21, 2012 and incorporated herein by reference)

10.3*	—	Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2007 Stock Incentive Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.4*	—	Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2007 Stock Incentive Plan (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.5*	—	InfraSource Services, Inc. 2003 Omnibus Stock Incentive Plan, as amended (previously filed as Exhibit 10.5 to InfraSource Services’ Registration Statement on Form S-1 (Registration No. 333-112375) filed January 30, 2004 and incorporated herein by reference)

10.6*	—	InfraSource Services, Inc. 2004 Omnibus Stock Incentive Plan, as amended (previously filed as Exhibit 10.1 to InfraSource Services’ Form 8-K (Registration No. 001-32164) filed November 14, 2006 and incorporated herein by reference)

10.7*	—	Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 4.5 to the Company’s Form S-8 (No. 333-174374) filed May 20, 2011 and incorporated herein by reference)

10.8*	—	Amendment No. 1 to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-13831) filed August 9, 2013 and incorporated herein by reference)

Exhibit No.		Description

10.9*	—	Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance (previously filed as Exhibit 10.12 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.10*	—	Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance (previously filed as Exhibit 10.13 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.11*	—	Form of Restricted Stock Unit Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 8, 2013 and incorporated herein by reference)

10.12*	—	Form of Restricted Stock Unit Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2013 (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.13*	—	Form of Restricted Stock Unit Award Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan (Settled in Stock Unless Cash Settlement Elected) (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2015 (No. 001-13831) filed August 10, 2015 and incorporated herein by reference)

10.14*	—	Form of Performance Unit Award Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 7, 2014 and incorporated herein by reference)

10.15 *	—	Employment Agreement dated March 24, 2011, effective as of May 19, 2011, by and between Quanta Services, Inc. and James F. O’Neil III (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 25, 2011 and incorporated herein by reference)

10.16 *	—	Employment Agreement dated March 29, 2012, effective as of May 17, 2012, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed April 2, 2012 and incorporated herein by reference)

10.17 *	—	Employment Agreement dated December 20, 2012, effective as of January 1, 2013, by and between Quanta Services, Inc. and Earl C. Austin, Jr. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed December 21, 2012 and incorporated herein by reference)

10.18 *	—	Employment Agreement dated March 4, 2014, effective as of January 6, 2014, by and between Quanta Services, Inc. and Jesse E. Morris (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2014 (No. 001-13831) filed May 8, 2014 and incorporated herein by reference)

10.19 *	—	Employment Agreement dated and effective as of September 19, 2014 by and between Quanta Services, Inc. and Steven J. Kemps (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-13831) filed November 5, 2014 and incorporated herein by reference)

10.20*	—	Quanta Services, Inc. 2015 Incentive Bonus Plan for Senior Leadership (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 11, 2015 and incorporated herein by reference)

Exhibit No.		Description

10.21*	—	Director Compensation Summary effective as of the 2015 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2015 (No. 001-13831) filed May 8, 2015 and incorporated herein by reference)

10.22*	—	Quanta Services, Inc. Non-Employee Director Deferred Compensation Plan dated effective April 30, 2013, including the Cash Deferral Election Form (previously filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2013 (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.23*	—	Amendment No. 1 to the Quanta Services, Inc. Non-Employee Director Deferred Compensation Plan effective as of April 30, 2013 (previously filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2014 (No. 001-13831) filed May 8, 2014 and incorporated herein by reference)

10.24*	—	Restricted Stock Unit Deferral Election Form, pursuant to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2013 (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.25*	—	Quanta Services, Inc. Nonqualified Deferred Compensation Plan dated January 22, 2014, including the Adoption Agreement and Plan Document (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 27, 2014 and incorporated herein by reference)

10.26*	—	Form of Amended and Restated Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 31, 2012 and incorporated herein by reference)

10.27	—	Fourth Amended and Restated Credit Agreement, dated as of December 18, 2015, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, certain subsidiaries of Quanta Services, Inc. identified therein as Guarantors, Bank of America, N.A., as Administrative Agent, Domestic Swing Line Lender and an L/C Issuer, and the other Lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed December 23, 2015 and incorporated herein by reference)

10.28	—	Fourth Amended and Restated Security Agreement, dated as of December 18, 2015, among Quanta Services, Inc., the other Debtors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed December 23, 2015 and incorporated herein by reference)

10.29	—	Fourth Amended and Restated Pledge Agreement, dated as of December 18, 2015, among Quanta Services, Inc., the other Pledgors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed December 23, 2015 and incorporated herein by reference)

10.30	—	Assignment and Assumption Agreement dated as of August 30, 2007, by and between InfraSource Services, Inc. and Quanta Services, Inc. (previously filed as Exhibit 10.3 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)

10.31	—	Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

Exhibit No.		Description

10.32	—	Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

10.33	—	First Amendment to Intercreditor Agreement dated December 3, 2012 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-13831) filed August 9, 2013 and incorporated herein by reference)

10.34	—	Joinder Agreement and Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of November 28, 2006, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed December 4, 2006 and incorporated herein by reference)

10.35	—	Second Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of January 9, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2007 (No. 001-13831) filed February 29, 2008 and incorporated herein by reference)

10.36	—	Joinder Agreement and Third Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of December 19, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2011 (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.37	—	Joinder Agreement and Fourth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of March 31, 2009, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed April 1, 2009 and incorporated herein by reference)

10.38	—	Joinder Agreement and Fifth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of May 17, 2012, among Federal Insurance Company, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, The Insurance Company of the State of Pennsylvania, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2012 (No. 001-13831) filed August 8, 2012 and incorporated herein by reference)

Exhibit No.		Description

10.39	—	Sixth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of December 3, 2012, among Federal Insurance Company, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2012 (No. 001-13831) filed March 1, 2013 and incorporated herein by reference)

21.1ˆ	—	Subsidiaries

23.1ˆ	—	Consent of PricewaterhouseCoopers LLP

31.1ˆ	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2ˆ	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	—	Master Confirmation — Uncollared Accelerated Share Repurchase, dated August 7, 2015, between Quanta Services, Inc. and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed August 12, 2015 and incorporated herein by reference)

101.INSˆ		XBRL Instance Document

101.SCHˆ		XBRL Taxonomy Extension Schema Document

101.CALˆ		XBRL Taxonomy Extension Calculation Linkbase Document

101.LABˆ		XBRL Taxonomy Extension Label Linkbase Document

101.PREˆ		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEFˆ		XBRL Taxonomy Extension Definition Linkbase Document

*	Management contracts or compensatory plans or arrangements
ˆ	Filed with this Annual Report on Form 10-K
†	Furnished with this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quanta Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 29, 2016.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on February 29, 2016.

Signature	Title

/s/ JAMES F. O’NEIL III James F. O’Neil III	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ DERRICK A. JENSEN Derrick A. Jensen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES R. BALL James R. Ball	Director

/s/ J. MICHAL CONAWAY J. Michal Conaway	Director

/s/ VINCENT D. FOSTER Vincent D. Foster	Director

/s/ BERNARD FRIED Bernard Fried	Director

/s/ LOUIS C. GOLM Louis C. Golm	Director

Signature	Title

/s/ WORTHING F. JACKMAN Worthing F. Jackman	Director

/s/ BRUCE RANCK Bruce Ranck	Chairman of the Board of Directors

/s/ MARGARET B. SHANNON Margaret B. Shannon	Director

/s/ PAT WOOD, III Pat Wood, III	Director

EXHIBIT INDEX

Exhibit No.		Description

2.1	—	Stock Purchase Agreement dated as of November 19, 2012, among Quanta Services, Inc., Infrasource FI LLC, Dycom Industries, Inc. and PBG Acquisition III, LLC (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed November 21, 2012 and incorporated herein by reference)

2.2	—	Stock Purchase Agreement dated as of April 29, 2015, by and among Quanta Services, Inc., CC SCN Fiber LLC, and Crown Castle International Corp. (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed May 4, 2015 and incorporated herein by reference)

3.1	—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2	—	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed January 17, 2014 and incorporated herein by reference)

3.3	—	Bylaws of Quanta Services, Inc., as amended and restated March 27, 2014 (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed March 31, 2014 and incorporated herein by reference)

4.1	—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/Amendment No. 2 (No. 333-42957) filed February 9, 1998 and incorporated herein by reference)

10.1*	—	Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.2*	—	Amendment No. 1 to the Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed November 21, 2012 and incorporated herein by reference)

10.3*	—	Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2007 Stock Incentive Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.4*	—	Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2007 Stock Incentive Plan (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.5*	—	InfraSource Services, Inc. 2003 Omnibus Stock Incentive Plan, as amended (previously filed as Exhibit 10.5 to InfraSource Services’ Registration Statement on Form S-1 (Registration No. 333-112375) filed January 30, 2004 and incorporated herein by reference)

10.6*	—	InfraSource Services, Inc. 2004 Omnibus Stock Incentive Plan, as amended (previously filed as Exhibit 10.1 to InfraSource Services’ Form 8-K (Registration No. 001-32164) filed November 14, 2006 and incorporated herein by reference)

10.7*	—	Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 4.5 to the Company’s Form S-8 (No. 333-174374) filed May 20, 2011 and incorporated herein by reference)

Exhibit No.		Description

10.8*	—	Amendment No. 1 to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-13831) filed August 9, 2013 and incorporated herein by reference)

10.9*	—	Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance (previously filed as Exhibit 10.12 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.10*	—	Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance (previously filed as Exhibit 10.13 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.11*	—	Form of Restricted Stock Unit Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 8, 2013 and incorporated herein by reference)

10.12*	—	Form of Restricted Stock Unit Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2013 (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.13*	—	Form of Restricted Stock Unit Award Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan (Settled in Stock Unless Cash Settlement Elected) (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2015 (No. 001-13831) filed August 10, 2015 and incorporated herein by reference)

10.14*		Form of Performance Unit Award Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 7, 2014 and incorporated herein by reference)

10.15*	—	Employment Agreement dated March 24, 2011, effective as of May 19, 2011, by and between Quanta Services, Inc. and James F. O’Neil III (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 25, 2011 and incorporated herein by reference)

10.16*	—	Employment Agreement dated March 29, 2012, effective as of May 17, 2012, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed April 2, 2012 and incorporated herein by reference)

10.17*	—	Employment Agreement dated December 20, 2012, effective as of January 1, 2013, by and between Quanta Services, Inc. and Earl C. Austin, Jr. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed December 21, 2012 and incorporated herein by reference)

10.18*	—	Employment Agreement dated March 4, 2014, effective as of January 6, 2014, by and between Quanta Services, Inc. and Jesse E. Morris (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2014 (No. 001-13831) filed May 8, 2014 and incorporated herein by reference)

10.19*	—	Employment Agreement dated and effective as of September 19, 2014 by and between Quanta Services, Inc. and Steven J. Kemps (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-13831) filed November 5, 2014 and incorporated herein by reference)

Exhibit No.		Description

10.20*	—	Quanta Services, Inc. 2015 Incentive Bonus Plan for Senior Leadership (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 11, 2015 and incorporated herein by reference)

10.21*	—	Director Compensation Summary effective as of the 2015 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2015 (No. 001-13831) filed May 8, 2015 and incorporated herein by reference)

10.22*	—	Quanta Services, Inc. Non-Employee Director Deferred Compensation Plan dated effective April 30, 2013, including the Cash Deferral Election Form (previously filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2013 (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.23*		Amendment No. 1 to the Quanta Services, Inc. Non-Employee Director Deferred Compensation Plan effective as of April 30, 2013 (previously filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2014 (No. 001-13831) filed May 8, 2014 and incorporated herein by reference)

10.24*	—	Restricted Stock Unit Deferral Election Form, pursuant to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2013 (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.25*	—	Quanta Services, Inc. Nonqualified Deferred Compensation Plan dated January 22, 2014, including the Adoption Agreement and Plan Document (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 27, 2014 and incorporated herein by reference)

10.26*	—	Form of Amended and Restated Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 31, 2012 and incorporated herein by reference)

10.27	—	Fourth Amended and Restated Credit Agreement, dated as of December 18, 2015, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, certain subsidiaries of Quanta Services, Inc. identified therein as Guarantors, Bank of America, N.A., as Administrative Agent, Domestic Swing Line Lender and an L/C Issuer, and the other Lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed December 23, 2015 and incorporated herein by reference)

10.28	—	Fourth Amended and Restated Security Agreement, dated as of December 18, 2015, among Quanta Services, Inc., the other Debtors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed December 23, 2015 and incorporated herein by reference)

10.29	—	Fourth Amended and Restated Pledge Agreement, dated as of December 18, 2015, among Quanta Services, Inc., the other Pledgors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed December 23, 2015 and incorporated herein by reference)

10.30	—	Assignment and Assumption Agreement dated as of August 30, 2007, by and between InfraSource Services, Inc. and Quanta Services, Inc. (previously filed as Exhibit 10.3 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)

Exhibit No.		Description

10.31	—	Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

10.32	—	Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

10.33	—	First Amendment to Intercreditor Agreement dated December 3, 2012 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-13831) filed August 9, 2013 and incorporated herein by reference)

10.34	—	Joinder Agreement and Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of November 28, 2006, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed December 4, 2006 and incorporated herein by reference)

10.35	—	Second Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of January 9, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2007 (No. 001-13831) filed February 29, 2008 and incorporated herein by reference)

10.36	—	Joinder Agreement and Third Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of December 19, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2011 (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.37	—	Joinder Agreement and Fourth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of March 31, 2009, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed April 1, 2009 and incorporated herein by reference)

Exhibit No.		Description

10.38	—	Joinder Agreement and Fifth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of May 17, 2012, among Federal Insurance Company, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, The Insurance Company of the State of Pennsylvania, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2012 (No. 001-13831) filed August 8, 2012 and incorporated herein by reference)

10.39	—	Sixth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of December 3, 2012, among Federal Insurance Company, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2012 (No. 001-13831) filed March 1, 2013 and incorporated herein by reference)

21.1ˆ	—	Subsidiaries

23.1ˆ	—	Consent of PricewaterhouseCoopers LLP

31.1ˆ	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2ˆ	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Master Confirmation — Uncollared Accelerated Share Repurchase, dated August 7, 2015, between Quanta Services, Inc. and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed August 12, 2015 and incorporated herein by reference)

101.INSˆ		XBRL Instance Document

101.SCHˆ		XBRL Taxonomy Extension Schema Document

101.CALˆ		XBRL Taxonomy Extension Calculation Linkbase Document

101.LABˆ		XBRL Taxonomy Extension Label Linkbase Document

101.PREˆ		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEFˆ		XBRL Taxonomy Extension Definition Linkbase Document

*	Management contracts or compensatory plans or arrangements
ˆ	Filed with this Annual Report on Form 10-K
†	Furnished with this Annual Report on Form 10-K