Form 10-Q
period 2016-03-31
QUANTA SERVICES INC
filed 2016-05-10
CIK 1050915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

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

As of May 2, 2016, the number of outstanding shares of Common Stock of the Registrant was 144,159,840. As of the same date, 3,500,000 exchangeable shares of a Canadian subsidiary of the Registrant associated with one share of Series F Preferred Stock of the Registrant were outstanding, 449,929 exchangeable shares of a Canadian subsidiary of the Registrant associated with one share of Series G Preferred Stock of the Registrant were outstanding and an additional 2,926,113 exchangeable shares of certain other Canadian subsidiaries of the Registrant were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$155,315	$128,771
Accounts receivable, net of allowances of $2,727 and $5,226	1,493,255	1,621,133
Costs and estimated earnings in excess of billings on uncompleted contracts	383,218	317,745
Inventories	72,643	75,285
Prepaid expenses and other current assets	143,943	134,585

Total current assets	2,248,374	2,277,519
Property and equipment, net of accumulated depreciation of $791,110 and $755,272	1,153,884	1,101,959
Other assets, net	86,558	76,333
Other intangible assets, net of accumulated amortization of $275,755 and $264,674	211,303	205,074
Goodwill	1,595,400	1,552,658

Total assets	$5,295,519	$5,213,543

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$4,154	$7,067
Accounts payable and accrued expenses	791,214	782,134
Billings in excess of costs and estimated earnings on uncompleted contracts	437,455	399,230
Current liabilities of discontinued operations	3,088	15,313

Total current liabilities	1,235,911	1,203,744
Long-term debt and notes payable, net of current maturities	404,058	475,364
Deferred income taxes	205,945	186,491
Insurance and other non-current liabilities	276,376	260,129

Total liabilities	2,122,290	2,125,728

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 228,901,046 and 227,898,509 shares issued, and 153,563,738 and 152,907,166 shares outstanding	2	2
Exchangeable Shares, no par value, 6,876,042 shares issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Series G Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	3,516,239	3,497,740
Retained earnings	1,698,194	1,677,698
Accumulated other comprehensive loss	(234,103)	(294,689)
Treasury stock, 75,337,308 and 74,991,343 common shares, at cost	(1,809,787)	(1,795,257)

Total stockholders’ equity	3,170,545	3,085,494
Non-controlling interests	2,684	2,321

Total equity	3,173,229	3,087,815

Total liabilities and equity	$5,295,519	$5,213,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues	$1,713,737	$1,861,386
Cost of services (including depreciation)	1,510,424	1,623,480

Gross profit	203,313	237,906
Selling, general and administrative expenses	158,524	145,463
Amortization of intangible assets	7,495	8,293

Operating income	37,294	84,150
Interest expense	(3,589)	(1,400)
Interest income	516	453
Equity in losses of unconsolidated affiliates	(181)	—
Other income (expense), net	262	(212)

Income from continuing operations before income taxes	34,302	82,991
Provision for income taxes	13,443	30,601

Net income from continuing operations	20,859	52,390
Net income from discontinued operations	—	5,795

Net income	20,859	58,185
Less: Net income attributable to non-controlling interests	363	4,701

Net income attributable to common stock	$20,496	$53,484

Amounts attributable to common stock:
Net income from continuing operations	$20,496	$47,689
Net income from discontinued operations	—	5,795

Net income attributable to common stock	$20,496	$53,484

Earnings per share attributable to common stock — basic and diluted:
Continuing operations	$0.13	$0.22
Discontinued operations	—	0.03

Net income attributable to common stock	$0.13	$0.25

Shares used in computing earnings per share:
Weighted average basic shares outstanding	162,803	215,473

Weighted average diluted shares outstanding	162,806	215,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$20,859	$58,185
Other comprehensive income (loss), net of tax provision:
Foreign currency translation adjustment, net of tax of $0 and $0	60,586	(88,949)
Other, net of tax of $0 and $1	—	(5)

Other comprehensive income (loss)	60,586	(88,954)

Comprehensive income (loss)	81,445	(30,769)
Less: Comprehensive income attributable to non-controlling interests	363	4,701

Total comprehensive income (loss) attributable to Quanta stockholders	$81,082	$(35,470)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities of Continuing Operations:
Net income	$20,859	$58,185
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations —
Income from discontinued operations	—	(5,795)
Depreciation	41,170	39,398
Amortization of intangible assets	7,495	8,293
Equity in losses of unconsolidated affiliates	181	—
Amortization of debt issuance costs	340	273
Gain on sale of property and equipment	(107)	(103)
Foreign currency loss	110	190
Provision for (recovery of) doubtful accounts	(983)	578
Deferred income tax provision	2,716	712
Non-cash stock-based compensation	13,719	9,471
Tax impact of stock-based equity awards	—	(1)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	158,995	119,873
Costs and estimated earnings in excess of billings on uncompleted contracts	(52,467)	(63,488)
Inventories	4,537	(3,122)
Prepaid expenses and other current assets	1,826	(2,306)
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	(29,716)	29,211
Billings in excess of costs and estimated earnings on uncompleted contracts	35,938	(7,018)
Other, net	(4,874)	(4,723)

Net cash provided by operating activities of continuing operations	199,739	179,628

Cash Flows from Investing Activities of Continuing Operations:
Proceeds from sale of property and equipment	5,089	1,282
Additions of property and equipment	(47,695)	(58,504)
Cash paid for acquisitions, net of cash acquired	(39,675)	(34,733)
Investments in and return of equity from unconsolidated affiliates	(2,225)	(809)
Cash received from (paid for) other investments, net	577	322
Cash withdrawn from restricted cash	—	214

Net cash used in investing activities of continuing operations	(83,929)	(92,228)

Cash Flows from Financing Activities of Continuing Operations:
Borrowings under credit facility	654,416	147,456
Payments under credit facility	(729,603)	(103,943)
Payments on other long-term debt	(4,855)	(400)
Payments on short-term debt	(4,711)	(922)
Distributions to non-controlling interests	—	(2,503)
Tax impact of stock-based equity awards	—	1
Exercise of stock options	51	76
Repurchase of common stock	—	(182,000)

Net cash used in financing activities of continuing operations	(84,702)	(142,235)

Discontinued operations:
Net cash provided by operating activities	—	9,599
Net cash used in investing activities	(5,643)	(7,664)

Net cash provided by (used in) discontinued operations	(5,643)	1,935
Effect of foreign exchange rate changes on cash and cash equivalents	1,079	(2,081)
Net increase (decrease) in cash and cash equivalents	26,544	(54,981)
Cash and cash equivalents, beginning of period	128,771	190,515

Cash and cash equivalents, end of period	$155,315	$135,534

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for —
Interest paid related to continuing operations	$(2,441)	$(1,188)
Income taxes paid related to continuing operations	$(6,486)	$(12,404)
Income taxes paid related to discontinued operations	$(5,643)	$(205)
Income tax refunds related to continuing operations	$894	$445

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

Acquisitions

During the first quarter of 2016, Quanta completed three acquisitions. The results of two of the acquired companies are generally included in Quanta’s Electric Power Infrastructure Services segment. These companies included a full service medium- and high-voltage powerline contracting company located in the United States and a telecommunications company located in Canada. Quanta also acquired a pipeline service contractor located in the United States, the results of which are generally included in Quanta’s Oil and Gas Infrastructure Services segment. As these transactions were effective during the first quarter of 2016, the results will be included in

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Quanta’s consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable Quanta to further enhance its service offerings in the United States and Canada.

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

Disposition — Fiber Optic Licensing Operations

On April 29, 2015, Quanta entered into a stock purchase agreement with Crown Castle International Corp. (Crown Castle) pursuant to which Quanta agreed to sell its fiber optic licensing operations. The purchase agreement contained customary representations and warranties, covenants and indemnities. On August 4, 2015, Quanta completed the sale for a purchase price of approximately $1 billion in cash, resulting in after-tax net proceeds of approximately $848 million. In the third quarter of 2015, Quanta recognized a net of tax gain of approximately $171 million. Quanta has presented the results of operations, financial position, cash flows and disclosures of the fiber optic licensing operations as discontinued operations for all periods in the accompanying unaudited condensed consolidated financial statements. These results were included in Quanta’s Fiber Optic Licensing and Other segment prior to the second quarter of 2015.

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

Quanta recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta and its subsidiaries included in Quanta’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 29, 2016.

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

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $155.3 million and $128.8 million as of March 31, 2016 and December 31, 2015. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which are carried at fair value. At March 31, 2016 and December 31, 2015, cash equivalents were $7.4 million and $1.4 million, and consisted primarily of money market investments and money market mutual funds and are discussed further in Fair Value Measurements below. As of March 31, 2016 and December 31, 2015, cash and cash equivalents held in domestic bank accounts were approximately $18.3 million and $16.1 million, and cash and cash equivalents held in foreign bank accounts were approximately $137.0 million and $112.7 million. As of March 31, 2016 and December 31, 2015, cash and cash equivalents held by Quanta’s investments in joint ventures, which are either consolidated or proportionately consolidated, were approximately $28.3 million and $24.9 million, of which $17.0 million and $11.9 million related to domestic joint ventures. Cash and cash equivalents held by the joint ventures are available to support the operations of the related joint ventures, and Quanta does not have access to that cash for its other operations. Under the terms of the partnership agreements, Quanta generally has no right to the joint ventures’ cash other than participating in distributions and in the event of dissolution.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates regarding, among other factors, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions, the ongoing relationship with the customer and uncertainties related to the resolution of disputed matters. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect Quanta’s ability to collect amounts due from them. As of March 31, 2016 and December 31, 2015, Quanta had allowances for doubtful accounts on current receivables of approximately $2.7 million and $5.2 million. Long-term accounts receivable are included within other assets, net on the consolidated balance sheets.

Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of March 31, 2016 and December 31, 2015 were approximately $235.5 million and $250.1 million, and were included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months were included in other assets, net, and as of March 31, 2016 and December 31, 2015 were $5.1 million and $4.5 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At March 31, 2016 and December 31, 2015, the balances of unbilled receivables included in accounts receivable were approximately $228.8 million and $233.6 million.

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

Quanta’s goodwill impairment assessment is performed at year-end, or more frequently if events or circumstances arise which indicate that goodwill may be impaired. For instance, a decrease in Quanta’s market capitalization below book value, a significant change in business climate or loss of a significant customer, as well as the qualitative indicators referenced above, may trigger the need for interim impairment testing of goodwill for one or all of its reporting units. The first step of the two-step fair value based test involves comparing the fair value of each of Quanta’s reporting units with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of its goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill with a corresponding charge to operating expense.

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

Actual revenues and project costs can vary, sometimes substantially, from previous estimates due to changes in a variety of factors including unforeseen circumstances not included in our cost estimates or covered by our contracts for which we cannot obtain adequate compensation, including concealed or unknown environmental conditions; changes in the cost of equipment, commodities, materials or labor; unanticipated costs or claims due to customer-caused delays, customer failure to provide required materials or equipment, errors in engineering, specifications or designs, project modifications, or contract termination and our inability to obtain reimbursement for such costs or recover on such claims; weather conditions; and quality issues requiring rework or replacement. These factors, along with other risks inherent in performing fixed price contracts may cause actual revenues and gross profits for a project to differ from previous estimates and could result in reduced profitability or losses on projects. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. These factors are routinely evaluated on a project by project basis throughout the project term, and the impact of corresponding revisions in management’s estimates of contract value, contract cost and contract profit are recorded as necessary in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated.

During the three months ended March 31, 2016, Quanta experienced engineering and performance issues during the testing and pre-commissioning phase of an ongoing power plant construction project in Alaska, which resulted in additional construction costs. As of March 31, 2016, Quanta had revised its estimate of the total costs necessary to complete this project, which resulted in the recognition of a project loss of $21.3 million during the period. At March 31, 2016, this project had a contract value of $201 million and was approximately 91% complete. This project is expected to be substantially complete in the third quarter of 2016. As this project

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

continues through the final construction and commissioning phases, it is reasonably possible that additional performance issues or other unforeseen circumstances could occur and result in the recognition of additional losses.

Including the impact of the loss on the power plant construction project in Alaska, Quanta’s operating results for the three months ended March 31, 2016 were impacted by less than 5% as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2015. Quanta’s operating results for the three months ended March 31, 2015 were positively impacted by approximately 9.4% as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2014, primarily associated with an electric power infrastructure services project that experienced effective contract execution and a reduction in estimated total project costs as the project progressed from mid-construction to near completion during the three months ended March 31, 2015.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of March 31, 2016 and December 31, 2015, Quanta had approximately $118.0 million and $137.2 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business. These aggregate contract price adjustments represent management’s best estimate of additional contract revenues which have been earned and which management believes are probable of collection. The amounts ultimately realized by Quanta upon final acceptance by its customers could be higher or lower than such estimated amounts; however, such amounts cannot currently be estimated.

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

As of March 31, 2016, the total amount of unrecognized tax benefits relating to uncertain tax positions was $57.4 million, an increase from December 31, 2015 of $2.9 million. This increase in unrecognized tax benefits resulted primarily from a $1.0 million increase due to tax positions expected to be taken for 2016 and a $1.9 million increase due to tax positions of an acquired company taken in periods prior to the acquisition. Quanta is currently under examination by the Internal Revenue Service (IRS) for tax years 2010, 2011 and 2012, and the federal statute of limitations for examination of all subsequent years remains open. Additionally, certain subsidiaries are under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $27.5 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.

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

Stock-Based Compensation

Quanta recognizes compensation expense for restricted stock, restricted stock units (RSUs) and performance units to be settled in common stock based on the fair value of the awards at the date of grant, net of estimated forfeitures. The fair value of restricted stock awards, RSUs and performance units to be settled in common stock is determined based on the number of shares, RSUs or performance units granted and the closing price of Quanta’s common stock on the date of grant. An estimate of future forfeitures is required in determining the period expense. Quanta uses historical data to estimate the forfeiture rate; however, these estimates are subject to change and may impact the value that will ultimately be realized as compensation expense. The resulting compensation expense from time-based RSU and performance unit awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, while compensation expense from performance-based RSU awards is recognized using the graded vesting method over the requisite service period. The cash flows resulting from the tax deductions in excess of the compensation expense recognized for restricted stock, RSUs and performance units to be settled in common stock and stock options (excess tax benefit) are classified as financing cash flows.

Compensation expense associated with liability based awards, such as RSUs that are expected to or may settle in cash, is recognized based on a remeasurement of the fair value of the award at the end of each reporting period. Upon settlement, the holders receive for each RSU an amount in cash equal to the fair market value on the settlement date of one share of Quanta common stock, as specified in the applicable award agreement. For additional information on Quanta’s restricted stock, RSUs and performance unit awards, see Note 10.

Functional Currency and Translation of Financial Statements

The U.S. dollar is the functional currency for the majority of Quanta’s operations, which are primarily located within the United States. The functional currency for Quanta’s foreign operations, which are primarily located in Canada and Australia, is typically the currency of the country in which the foreign operating unit is located. Generally, the currency in which the operating unit transacts the majority of its activities, including billings, financing, payroll and other expenditures, would be considered the functional currency. The treatment of foreign currency translation gains or losses is dependent upon management’s determination of the functional currency of each operating unit. In preparing the consolidated financial statements, Quanta translates the financial statements of its foreign operating units from their functional currency into U.S. dollars. Statements of operations, comprehensive income and cash flows are translated at average monthly rates, while balance sheets are translated at month-end exchange rates. The translation of the balance sheet results in translation gains or losses, which are included as a separate component of equity under the caption “Accumulated other comprehensive income (loss).” Gains and losses arising from transactions which are not denominated in the operating units’ functional currencies are included within other income (expense) in the statements of operations.

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

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of variable rate debt also approximates fair value. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents were categorized as Level 1 assets at March 31, 2016 and December 31, 2015, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

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

Adoption of New Accounting Pronouncements

In February 2015, the FASB issued an update which amends existing consolidation guidance, including amending the guidance related to determining whether an entity is a variable interest entity. The guidance may be applied using a modified retrospective approach whereby the entity records a cumulative effect of adoption at the beginning of the fiscal year of initial application. A reporting entity may also apply the amendments on a full retrospective basis. Quanta adopted this guidance effective January 1, 2016, and the adoption of the update did not have a significant impact on Quanta’s consolidated financial statements or related disclosures.

In April 2015, the FASB issued an update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts and premiums. The update is required to be adopted retroactively for all periods presented. In August 2015, the FASB issued another update that states that the Securities Exchange Commission (SEC) staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Quanta adopted this guidance effective January 1, 2016, and the adoption of the update did not have a significant impact on Quanta’s consolidated financial statements or related disclosures.

In April 2015, the FASB issued an update that provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. An entity can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. Quanta adopted this guidance effective January 1, 2016, and the adoption of the update did not have a significant impact on Quanta’s consolidated financial statements or related disclosures.

In September 2015, the FASB issued an update that requires an acquiring company to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which such adjustments are determined. An acquiring company must record any effect on earnings from changes in depreciation or amortization or other income effects, calculated as if the accounting had been completed at the acquisition date. The acquiring company must also present separately on the face of the income statement or disclose in the notes the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. The update is required to be adopted prospectively to adjustments that occur after the effective date with earlier application permitted for

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

financial statements that have not yet been issued. Quanta adopted this guidance effective January 1, 2016, and the adoption of the update did not have a significant impact on Quanta’s consolidated financial statements or related disclosures.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued an update that supersedes most current revenue recognition guidance as well as some cost recognition guidance. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB affirmed its proposal to defer the effective date until fiscal years beginning on or after December 15, 2017. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements and will adopt this guidance effective January 1, 2018.

In August 2014, the FASB issued guidance to address the diversity in practice in determining when there is substantial doubt about an entity’s ability to continue as a going concern and when and how an entity must disclose certain relevant conditions and events. This update requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued). If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions or events. The guidance is effective for annual and interim periods ending after December 15, 2016. This guidance will impact the disclosure and presentation of any substantial doubt by Quanta about its ability to continue as a going concern, if such substantial doubt were to exist. Quanta will adopt this guidance by December 31, 2016.

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

In March 2016, the FASB issued an update that requires companies with share-based payments to record all of the tax effects related to such share-based payments at settlement (or expiration) through the income statement rather than through equity. It is anticipated that companies will experience increased volatility of income tax expense upon adoption of this update. This change is required to be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of the adoption of the update and is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements and will adopt this guidance by January 1, 2017.

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

Quanta has presented the results of operations, financial position, cash flows and disclosures related to its fiber optic licensing operations as discontinued operations in the accompanying unaudited condensed consolidated financial statements. The results were included in Quanta’s Fiber Optic Licensing and Other segment prior to the second quarter of 2015.

Quanta will remain liable for all taxes and insured claims associated with the fiber optic licensing operations arising on or before or outstanding as of August 4, 2015.

The following represents a reconciliation of the major classes of line items constituting income from discontinued operations related to Quanta’s fiber optic licensing operations (in thousands):

Three Months Ended
March 31,
2015
Major classes of line items constituting pretax income from discontinued operations:
Revenues	$25,570
Expenses:
Cost of services (including depreciation)	10,815
Selling, general and administrative expenses	4,775
Amortization of intangible assets	413

Other income (expense) items that are not major	2

Income before taxes of discontinued operations	9,569
Provision for income taxes related to discontinued operations	3,774

Net income from discontinued operations as presented in the statements of operations	$5,795

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

There were no assets or non-current liabilities associated with fiber optic licensing operations at March 31, 2016 or December 31, 2015. The following represents a reconciliation of the carrying amounts of major classes of current liabilities of fiber optic licensing operations (in thousands):

	March 31, 2016	December 31, 2015
Carrying amounts of major classes of liabilities of discontinued operations:
Current liabilities:
Accounts payable and accrued expenses	$3,088	$15,313

Total current liabilities of discontinued operations	$3,088	$15,313

5.	ACQUISITIONS:

2016 Acquisitions

During the first quarter of 2016, Quanta completed three acquisitions. The results of two of the acquired companies are generally included in Quanta’s Electric Power Infrastructure Services segment. These companies included a full service medium- and high-voltage powerline contracting company located in the United States and a telecommunications company located in Canada. Quanta also acquired a pipeline service contractor located in the United States, the results of which are generally included in Quanta’s Oil and Gas Infrastructure Services segment. The aggregate consideration for these acquisitions consisted of approximately $42.2 million paid or payable in cash, subject to certain adjustments, and contingent consideration payments of up to $35 million, which will be paid if certain financial targets are achieved. Based on the estimated fair value of this contingent consideration, Quanta has recorded a $15.4 million liability. As these transactions were effective during the first quarter of 2016, the results have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable Quanta to further enhance its service offerings in the United States and Canada.

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

2016 and 2015 Acquisitions

Quanta is in the process of finalizing its assessments of the fair values of the acquired assets and assumed liabilities related to businesses acquired subsequent to March 31, 2015, and further adjustments to the purchase price allocations may occur. Quanta expects to complete the purchase accounting process as soon as practicable but no later than one year from the respective acquisition dates with possible updates primarily related to certain tax estimates. The aggregate purchase consideration related to the businesses acquired in 2015 subsequent to March 31, 2015 was preliminarily allocated to acquired assets and assumed liabilities, which resulted in a preliminary allocation of approximately $34.4 million of net tangible assets, $35.8 million of goodwill and $15.9 million of other intangible assets. Additionally, the aggregate purchase consideration related to the first quarter 2016 acquisitions was preliminarily allocated to acquired assets and assumed liabilities, which resulted in a preliminary allocation of approximately $23.2 million of net tangible assets, $26.1 million of goodwill and $8.3 million of other intangible assets.

The following table summarizes the aggregate consideration paid or payable as of March 31, 2016 for the 2016 and 2015 acquisitions and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates. This allocation requires a significant use of estimates and is based on information that was available to management at the time these consolidated financial statements were prepared (in thousands).

	2016	2015
Consideration:
Value of Quanta common stock and exchangeable shares issued	$—	$10,127
Cash paid or payable	42,211	110,428
Contingent consideration	15,400	1,001

Fair value of total consideration transferred or estimated to be transferred	$57,611	$121,556

Current assets	$16,489	$35,188
Property and equipment	30,649	44,140
Other assets	1,972	4
Identifiable intangible assets	8,327	24,987
Current liabilities	(7,349)	(24,633)
Deferred tax liabilities, net	(13,267)	(4,912)
Other long-term liabilities	(5,326)	(5,606)
Non-controlling interests	—	747

Total identifiable net assets	31,495	69,915
Goodwill	26,116	51,641

	$57,611	$121,556

The fair value of current assets acquired in 2016 included accounts receivable with a fair value of $10.2 million. The fair value of current assets acquired in 2015 included accounts receivable with a fair value of $20.6 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Goodwill represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed. The 2016 and 2015 acquisitions strategically expanded Quanta’s Canadian, Australian and domestic electric power and oil and gas service offerings, which Quanta believes contributes to the recognition of the goodwill. In connection with the 2016 acquisitions, goodwill of $5.8 million was recorded for the businesses acquired that were included within Quanta’s Electric Power Infrastructure Services Division and $20.3 million was recorded for the business acquired that was included within Quanta’s Oil and Gas Infrastructure Services Division on the dates of acquisition. In connection with the 2015 acquisitions, goodwill of $31.2 million was recorded for the businesses acquired that were included within Quanta’s Electric Power Infrastructure Services Division and $20.4 million was recorded for businesses included within Quanta’s Oil and Gas Infrastructure Services Division on the dates of acquisition. Goodwill of approximately $0.4 million is expected to be deductible for income tax purposes related to the businesses acquired in the first three months of 2016, and goodwill of approximately $33.9 million is expected to be deductible for income tax purposes related to the businesses acquired in 2015.

The following table summarizes the estimated fair values of identifiable intangible assets and the related weighted average amortization periods by type as of the respective acquisition dates for the 2016 acquisitions (in thousands, except for weighted average amortization periods, which are in years).

	Estimated Fair Value at Acquisition Date	Weighted Average Amortization Period at Acquisition Date in Years
Customer relationships	$4,814	3.3
Backlog	822	3.1
Trade names	2,448	15.0
Non-compete agreements	243	5.0

Total intangible assets subject to amortization acquired in 2016 acquisitions	$8,327	6.8

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

	Three Months Ended March 31,
	2016	2015
Revenues	$1,721,043	$1,919,685
Gross profit	$203,465	$249,172
Selling, general and administrative expenses	$159,209	$152,008
Amortization of intangible assets	$7,650	$9,736
Net income from continuing operations	$20,397	$54,529
Net income from continuing operations attributable to common stock	$20,034	$49,828
Earnings per share from continuing operations attributable to common stock — basic and diluted	$0.12	$0.23

The pro forma combined results of operations for the three months ended March 31, 2016 and 2015 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2016

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

acquisitions as if they occurred January 1, 2015. The pro forma combined results of operations for the three months ended March 31, 2015 have also been prepared by adjusting the historical results of Quanta to include the historical results of the 2015 acquisitions as if they occurred January 1, 2014. These pro forma combined historical results were also adjusted for the following: a reduction of interest expense as a result of the repayment of outstanding indebtedness of the acquired businesses, a reduction of interest income as a result of the cash consideration paid net of cash received, an increase in amortization expense due to the incremental intangible assets recorded related to the 2016 and 2015 acquisitions, an increase or decrease in depreciation expense within cost of services related to the net impact of adjusting acquired property and equipment to the acquisition date fair value and conforming depreciable lives with Quanta’s accounting policies, an increase in the number of outstanding shares of Quanta common stock and exchangeable shares and certain reclassifications to conform the acquired companies’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from the 2016 and 2015 acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

Revenues of approximately $5.6 million and a loss before taxes of approximately $2.4 million were included in Quanta’s consolidated results of operations for the three months ended March 31, 2016 related to the three 2016 acquisitions following their respective dates of acquisition.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Infrastructure Services Division	Oil and Gas Infrastructure Services Division	Total
Balance at December 31, 2015:
Goodwill	$1,226,245	$366,306	$1,592,551
Accumulated impairment	—	(39,893)	(39,893)

	1,226,245	326,413	1,552,658
Goodwill acquired during 2016	5,829	20,287	26,116
Purchase price allocation adjustments	—	(214)	(214)
Foreign currency translation adjustments	10,223	6,617	16,840

Balance at March 31, 2016:
Goodwill	1,242,297	393,654	1,635,951
Accumulated impairment	—	(40,551)	(40,551)

	$1,242,297	$353,103	$1,595,400

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Quanta’s intangible assets subject to amortization and the remaining weighted average amortization periods related to such assets were as follows (in thousands except for weighted average amortization periods, which are in years):

	As of			As of			As of
	March 31, 2016			December 31, 2015			March 31, 2016
	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$247,186	$(96,673)	$150,513	$236,731	$(90,840)	$145,891	9.3
Backlog	133,559	(129,897)	3,662	130,818	(126,954)	3,864	0.8
Trade names	54,560	(10,492)	44,068	51,192	(9,525)	41,667	18.1
Non-compete agreements	29,257	(24,336)	4,921	28,560	(23,507)	5,053	3.4
Patented rights and developed technology	22,496	(14,357)	8,139	22,447	(13,848)	8,599	3.9

Total intangible assets subject to amortization	$487,058	$(275,755)	$211,303	$469,748	$(264,674)	$205,074	10.6

Amortization expense for intangible assets was $7.5 million and $8.3 million for the three months ended March 31, 2016 and 2015.

The estimated future aggregate amortization expense of intangible assets subject to amortization as of March 31, 2016 is set forth below (in thousands):

For the Fiscal Year Ending December 31,
Remainder of 2016	$23,215
2017	25,186
2018	24,378
2019	22,347
2020	21,031
Thereafter	95,146

Total	$211,303

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 are illustrated below (in thousands):

	Three Months Ended March 31,
	2016	2015
Amounts attributable to common stock:
Net income from continuing operations	$20,496	$47,689
Net income from discontinued operations	—	5,795

Net income attributable to common stock	$20,496	$53,484

Weighted average shares:
Weighted average shares outstanding for basic earnings per share	162,803	215,473
Effect of dilutive stock options	3	17

Weighted average shares outstanding for diluted earnings per share	162,806	215,490

For purposes of calculating diluted earnings per share, there were no adjustments required to derive Quanta’s net income attributable to common stock. Outstanding exchangeable shares that were issued pursuant to certain of Quanta’s historical acquisitions (as further discussed in Note 9), which are exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in weighted average shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2016 and 2015. However, the additional shares that were received on April 12, 2016 in settlement of Quanta’s accelerated share repurchase arrangement entered into in August 2015 (as further described in Note 9) have not been included in the weighted average shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2016 because the additional share repurchases had not yet been settled.

8.	DEBT OBLIGATIONS:

Quanta’s long-term debt obligations consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Borrowings under credit facility	$397,669	$466,850
Other long-term debt, interest rates ranging from 3.4% to 4.3%	5,373	5,401
Capital leases, interest rates ranging from 2.5% to 6.2%	5,170	5,351

Total long-term debt obligations	408,212	477,602
Less — Current maturities of long-term debt	4,154	2,238

Total long-term debt obligations, net of current maturities	$404,058	$475,364

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Quanta’s current maturities of long-term debt and short-term borrowings consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Short-term borrowings	$—	$4,829
Current maturities of long-term debt	4,154	2,238

Current maturities of long-term debt and short-term borrowings	$4,154	$7,067

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

As of March 31, 2016, Quanta had approximately $321.1 million of outstanding letters of credit and bank guarantees, $219.7 million of which was denominated in U.S. dollars and $101.4 million of which was denominated in Australian or Canadian dollars. Quanta also had $397.7 million of outstanding revolving loans under the credit facility, $321.0 million of which was denominated in U.S. dollars and $76.7 million of which was denominated in Canadian dollars. The remaining $1.09 billion was available for revolving loans or issuing new letters of credit or bank guarantees. Information on borrowings under Quanta’s credit facility and the applicable interest rates during the three months ended March 31, 2016 and 2015 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Maximum amount outstanding during the period	$518,607	$123,768
Average daily amount outstanding under the credit facility	$472,029	$92,351
Weighted-average interest rate	2.00%	2.24%

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

The Consolidated Leverage Ratio is the ratio of Quanta’s Consolidated Funded Indebtedness to Consolidated EBITDA (as those terms are defined in the credit agreement). For purposes of calculating Quanta’s Consolidated Leverage Ratio, Consolidated Funded Indebtedness is reduced by available cash and Cash Equivalents (as defined in the credit agreement) in excess of 25.0 million. The Base Rate equals the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%, (ii) the prime rate publicly announced by Bank of America, N.A. and (iii) the Eurocurrency Rate plus 1.00%.

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement). The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on Quanta’s assets. The credit agreement allows cash payments for dividends and stock repurchases subject to compliance with the following requirements (after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100.0 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of March 31, 2016, Quanta was in compliance with all of the covenants in the credit agreement.

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

As of March 31, 2016, both shares of the Preferred Stock remained outstanding and 6,876,042 exchangeable shares remained outstanding, of which 3,949,929 were associated with the Preferred Stock.

Treasury Stock

Under the stock incentive plans described in Note 10, the tax withholding obligations of employees upon vesting of restricted stock awards and RSUs settled in common stock are typically satisfied by Quanta making such tax payments and withholding a number of vested shares having a value on the date of vesting equal to the tax withholding obligation. For the settlement of these employee tax liabilities, Quanta withheld 345,965 and 328,358 shares of Quanta common stock during the three months ended March 31, 2016 and 2015, with a total market value of $7.1 million and $9.5 million. These shares and the related costs to acquire them were accounted for as adjustments to the balance of treasury stock. Under Delaware corporate law, treasury stock is not counted for quorum purposes or entitled to vote.

During the fourth quarter of 2013, Quanta’s board of directors approved a stock repurchase program authorizing Quanta to purchase, from time to time through December 31, 2016, up to $500.0 million of its outstanding common stock (the 2013 Repurchase Program). During the nine months ended September 30, 2015, Quanta repurchased 14.3 million shares of its common stock at a cost of $406.5 million in the open market under the 2013 Repurchase Program and completed the 2013 Repurchase Program.

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

Also during the third quarter of 2015, Quanta entered into an accelerated share repurchase arrangement (the ASR) to repurchase $750.0 million of its common stock under the 2015 Repurchase Program. Under the terms of the ASR, Quanta paid $750.0 million to JPMorgan Chase Bank, National Association, London Branch

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(JPMorgan) and initially received 25.7 million shares of its common stock. The fair market value of these 25.7 million shares at the time of delivery was approximately $600.0 million, and the repurchased shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock during the quarter ended September 30, 2015, reducing the weighted-average number of basic and diluted common shares used to calculate Quanta’s earnings per share. The $150.0 million remaining under the ASR was recorded as an adjustment to additional paid-in capital (APIC) during the quarter ended September 30, 2015 and was reclassified from APIC to treasury stock on April 12, 2016 as a result of the final settlement of the ASR. On April 12, 2016, upon final settlement of the ASR and based on the final volume-weighted average share price during the term of the ASR, minus a discount and subject to other adjustments pursuant to the terms and conditions of the ASR, Quanta received 9.4 million additional shares of its common stock from JPMorgan.

As of April 12, 2016, after final settlement of the ASR, Quanta had repurchased an aggregate of 54.3 million shares of its common stock at a cost of $1.20 billion under the 2015 Repurchase Program. After final settlement of the ASR, approximately $50.1 million remained available under the 2015 Repurchase Program.

Non-controlling Interests

Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Quanta has determined that certain of these joint ventures are VIEs, with Quanta providing the majority of the infrastructure services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. Management has concluded that Quanta is the primary beneficiary of each of the joint ventures determined to be VIEs and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as non-controlling interests in the condensed consolidated financial statements. Income attributable to the other joint venture members in the amounts of $0.4 million and $4.7 million for the three months ended March 31, 2016 and 2015 has been accounted for as a reduction of net income in deriving net income attributable to common stock. Equity in the consolidated assets and liabilities of these joint ventures that is attributable to the other joint venture members has been accounted for as non-controlling interests within total equity in the accompanying balance sheets.

The carrying value of the investments held by Quanta in all of its VIEs was approximately $2.7 million and $2.3 million at March 31, 2016 and December 31, 2015. The carrying value of investments held by the non-controlling interests in these variable interest entities at March 31, 2016 and December 31, 2015 was $2.7 million and $2.3 million. During the three months ended March 31, 2016 and 2015, distributions to non-controlling interests were none and $2.5 million. There were no other changes in equity as a result of transfers to/from the non-controlling interests during the three months ended March 31, 2016 or 2015. See Note 11 for further disclosures related to Quanta’s joint venture arrangements.

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

Restricted Stock and RSUs to be Settled in Common Stock

During the three months ended March 31, 2016 and 2015, Quanta granted 1.7 million and 1.2 million of RSUs to be settled in common stock under the Plans with weighted average grant date fair values of $21.95 and $27.77. The grant date fair value for awards of restricted stock and RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. Restricted stock and RSU awards to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs in equal installments over a two-year or three-year period following the date of grant. During the restriction period, holders of restricted stock are entitled to vote and receive dividends on such shares.

During the three months ended March 31, 2016 and 2015, vesting activity consisted of 1.2 million and 1.1 million of shares of restricted stock and RSUs settled in common stock with an approximate fair value at the time of vesting of $25.3 million and $31.5 million.

During the three months ended March 31, 2016 and 2015, Quanta recognized $13.2 million and $8.8 million on non-cash stock compensation expense related to restricted stock and RSUs to be settled in common stock. As of March 31, 2016, there was approximately $48.3 million of total unrecognized compensation cost related to unvested restricted stock and RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.15 years.

Performance Units to be Settled in Common Stock

Performance units awarded pursuant to the 2011 Plan provide for the issuance of shares of common stock upon vesting. These performance units cliff-vest at the end of a three-year performance period based on achievement of three-year company financial performance targets and strategic initiatives established by the Compensation Committee. The final amount of earned and vested performance units can range from 0% to 200% of the initial amount awarded based on the level of achievement of performance goals, as determined by the Compensation Committee.

During each of the three months ended March 31, 2016 and 2015, Quanta granted 0.2 million performance units to be settled in common stock under the 2011 Plan, with a weighted average grant date fair value of $22.62

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

and $28.16 per share. The grant date fair value for awards of performance units to be settled in common stock is based on the market value of Quanta common stock on the date of grant applied to the total number of shares that Quanta anticipates will fully vest. This fair value is expensed ratably over the vesting term and is adjusted for fair value changes, so that the expense recognized for each award is equivalent to the fair value of the final number of earned and vested performance units. During the three months ended March 31, 2016 and 2015, Quanta recognized $0.5 million and $0.7 million in compensation expense associated with performance units to be settled in common stock. No performance units vested, and no shares of common stock were issued in connection with performance units, during the three months ended March 31, 2016 and 2015, as applicable performance periods had not yet concluded.

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

Compensation expense related to RSUs to be settled in cash was $1.5 million and $1.3 million for the three months ended March 31, 2016 and 2015. Such expense is recorded in selling, general and administrative expenses. RSUs that are anticipated to be settled in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $1.0 million and $0.9 million to settle liabilities related to cash-settled RSUs in the three months ended March 31, 2016 and 2015. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $3.2 million and $2.7 million at March 31, 2016 and December 31, 2015.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

During the fourth quarter of 2014, a limited partnership in which Quanta is a partner was selected for an engineering, procurement and construction (EPC) electric transmission project to construct approximately 500 kilometers of transmission line and two 500 kV substations. Quanta will provide turnkey EPC services for the entire project. As of March 31, 2016, Quanta had made aggregate contributions to this unconsolidated affiliate of $6.7 million and had received $2.3 million as a return of capital. Also as of March 31, 2016, Quanta had outstanding additional capital commitments associated with investments in an unconsolidated affiliate related to this project as follows (in thousands):

Capital Commitments
Year Ending December 31 —
Remainder of 2016	$8,297
2017 (1)	32,997
2018	—
2019	24,362

Total capital commitments associated with investments in an unconsolidated affiliate related to an EPC electrical transmission project	$65,656

(1)	A return of capital from unconsolidated affiliates of approximately $43.5 million is anticipated in August 2017 and is not included in these amounts.

Additionally, as of March 31, 2016, Quanta had outstanding capital commitments associated with investments in unconsolidated affiliates related to planned midstream infrastructure projects of approximately $6.1 million, $1.1 million of which is expected to be paid in the second quarter of 2016. Quanta is unable to determine the exact timing of the remaining $5.0 million of these capital commitments but anticipates them to be paid by June 1, 2017.

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of March 31, 2016 (in thousands):

Operating Leases
Year Ending December 31 —
Remainder of 2016	$67,909
2017	63,400
2018	47,881
2019	28,750
2020	16,043
Thereafter	17,877

Total minimum lease payments	$241,860

Rent expense related to operating leases was approximately $56.4 million and $49.3 million for the three months ended March 31, 2016 and 2015.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta has agreed to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At March 31, 2016, the maximum guaranteed residual value was approximately $519.4 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has capital commitments for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of March 31, 2016, Quanta issued approximately $8.8 million of production orders with expected delivery dates in 2016. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that these orders will be assigned to third party leasing companies and made available to Quanta under certain of its master equipment lease agreements, thereby releasing Quanta from its capital commitments.

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

Concentrations of Credit Risk

Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of Quanta’s cash investments are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what Quanta believes to be high quality investments, which consist primarily of interest-bearing demand deposits, money market investments, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although Quanta does not currently believe the principal amount of these investments is subject to any material risk of loss, changes in economic conditions could impact the interest income Quanta receives from these investments. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and oil and gas companies, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States, Canada and Australia. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States, Canada and Australia, which may be heightened as a result of uncertain economic and financial market conditions that have existed in recent years. However, Quanta generally has certain statutory lien rights with respect to services provided. Historically, some of Quanta’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services Quanta has performed.

At March 31, 2016 and December 31, 2015, one customer accounted for approximately 16% and 12% of Quanta’s consolidated net position. The services provided to this customer related primarily to Quanta’s Electric Power Infrastructure Services segment. No customers represented 10% or more of Quanta’s revenues for the three months ended March 31, 2016 and 2015, and no other customers represented 10% or more of Quanta’s consolidated net position as of March 31, 2016 or December 31, 2015.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Self-Insurance

As discussed in Note 2, Quanta is insured for employer’s liability, group health, general liability, auto liability and workers’ compensation claims. As of March 31, 2016 and December 31, 2015, the gross amount accrued for insurance claims totaled $208.5 million and $209.0 million with $154.2 million and $153.5 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of March 31, 2016 and December 31, 2015 were $9.2 million and $8.6 million, of which $0.5 million and $0.6 million were included in prepaid expenses and other current assets and $8.7 million and $8.0 million were included in other assets, net.

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

As of March 31, 2016, Quanta had $321.1 million in outstanding letters of credit and bank guarantees under its credit facility to secure its casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2016 and 2017. Upon maturity, it is expected that the majority of the letters of credit related to the casualty insurance program will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. These performance bonds expire at various times ranging from mechanical completion of the related projects to a period extending beyond contract completion in certain circumstances, and as such a determination of maximum potential amounts outstanding requires the use of certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of Quanta’s bonded operating activity. As of March 31, 2016, the total amount of the outstanding performance bonds was estimated to be approximately $2.7 billion. Quanta’s estimated maximum exposure as it relates to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of its commitments under the performance bonds generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $710 million as of March 31, 2016.

Additionally, from time to time, Quanta guarantees the obligations of its wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations and, in some states, obligations in connection with obtaining contractors’ licenses. Quanta is not aware of any material obligations for performance or payment asserted against it under any of these guarantees.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2011 Central States Plan Withdrawal Liability. In the fourth quarter of 2011, certain Quanta subsidiaries withdrew from the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan). This withdrawal event was the result of an amendment to a collective bargaining agreement with the International Brotherhood of Teamsters (Teamsters) that eliminated certain employers’ obligations to contribute to the Central States Plan, which was then in critical status and significantly underfunded as to its vested benefit obligations. The amendment was negotiated by the Pipe Line Contractors Association (PLCA) on behalf of its members, which include certain Quanta subsidiaries. Because certain other Quanta subsidiaries continued participation in the Central States Plan into 2012, the Quanta subsidiaries’ withdrawals in 2011 effected only a partial withdrawal on behalf of Quanta for 2011. Quanta believed that the partial withdrawal was advantageous because it limited exposure to increased liability resulting from a future withdrawal event, at which point the Central States Plan could have been further underfunded. Quanta and other PLCA members now contribute to a different multiemployer pension plan on behalf of the affected Teamsters employees. While certain additional Quanta subsidiaries continued participation in the Central States Plan into 2012, Quanta believes that such subsidiaries withdrew from the Central States Plan in 2012, thereby effecting a complete withdrawal as of December 30, 2012 for all Quanta subsidiaries.

In connection with the partial withdrawal in 2011, Quanta recorded a withdrawal liability of approximately $32.6 million in the fourth quarter of 2011 based on estimates received from the Central States Plan. The Central States Plan subsequently asserted that the withdrawal of the PLCA members, and thus Quanta’s partial withdrawal, was not effective in 2011. The PLCA and Quanta believed at that time that a legally effective withdrawal had occurred during the fourth quarter of 2011, and this issue was litigated in the federal district court for the Northern District of Illinois, Eastern Division. In September 2013, the district court ruled in favor of the Central States Plan, and that decision was appealed by the PLCA. In July 2014, the Central States Plan provided Quanta with a Notice and Demand claiming partial withdrawal liability in the amount of $39.6 million and requiring Quanta to make payments on this assessment while the dispute is ongoing. In September 2015, the United States Court of Appeals for the Seventh Circuit ruled in favor of the PLCA and reversed the district court’s previous ruling which had been in favor of the Central States Plan. Based on the outcome of the appeal, in January 2016, the Central States Plan issued a revised Notice and Demand claiming partial withdrawal liability in the amount of $32.9 million.

Separately, in December 2013, the Central States Plan filed lawsuits against two of Quanta’s other subsidiaries in connection with their withdrawal in 2012. In the first lawsuit, the Central States Plan alleged that the subsidiary elected to participate in the Central States Plan pursuant to the collective bargaining agreement under which it participated. Quanta argued that no such election was made and that any payments made to the Central States Plan were made in error. In July 2014, the parties reached an agreement to settle the lawsuit, and the court dismissed the case with prejudice. In the second lawsuit, the Central States Plan alleged that contributions made by the Quanta subsidiary to a new industry fund created after Quanta withdrew from the Central States Plan should have been made to the Central States Plan. This arguably would have extended the withdrawal date for this subsidiary to at least the end of 2013. Quanta disputed these allegations on the basis that it properly paid contributions to the new industry fund based on the terms of the collective bargaining agreement under which it participated and asserted that it terminated its obligation to contribute to the Central States Plan by the end of 2012. The parties both moved for summary judgment, and in March 2015, the court entered judgment in favor of Quanta. The Central States Plan filed a notice of appeal in April 2015, and in December 2015, the Central States Plan agreed to dismiss the appeal with prejudice.

The ultimate liability associated with the complete withdrawal of Quanta’s subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. In March 2014, the Central States Plan provided revised estimates indicating that the total withdrawal liability based on certain withdrawal scenarios from 2011 through 2014 could range between $40.1 million and $55.4 million, which Quanta believes to be the range of reasonably possible loss for this matter. Additionally, based on those estimates and allowing for the exclusion of amounts believed by management to have been improperly included in such estimates, Quanta recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within the range communicated to Quanta by the Central States Plan. Given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the expense Quanta had recognized through March 31, 2016. Although Quanta disputes the total liability owed to the Central States Plan, it continues to make monthly payments according to the terms of the January 2016 Notice and Demand while the parties determine the final withdrawal liability. As of March 31, 2016, Quanta had made payments totaling $12.8 million toward the withdrawal liability assessment.

2013 Central States Plan Withdrawal Liability. On October 9, 2013, Quanta acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of acquisition. Prior to the acquisition, the Central States Plan issued a Notice and Demand to the acquired company claiming a withdrawal liability in the total amount of $6.9 million and requiring payments to be made on this assessment while the dispute is ongoing. In connection with the acquisition, Quanta recorded an initial liability of $4.8 million related to this withdrawal liability, and approximately $2.1 million of the purchase price for the acquired company was deposited into an escrow account to fund any withdrawal obligation in excess of the initial liability recorded. In January 2016, the Central States Plan issued a revised Notice and Demand claiming withdrawal liability in the amount of $4.8 million. Although Quanta continues to dispute the total liability owed to the Central States Plan, it continues to make monthly payments according to the terms of this revised Notice and Demand while the parties determine the final withdrawal liability. As of March 31, 2016, Quanta had made payments totaling $2.9 million toward the withdrawal liability assessment.

The final amount of withdrawal liability payable in connection with this matter remains the subject of a pending arbitration proceeding and will ultimately depend on various factors, including the outcome of the PLCA litigation described above. However, the acquired company’s withdrawal from the Central States Plan is not expected to have a material impact on Quanta’s financial condition, results of operations or cash flows.

Indemnities

Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Additionally, in connection with certain acquisitions and dispositions, Quanta has indemnified various parties against specified liabilities that those parties might incur in the future. The indemnities under acquisition or disposition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of March 31, 2016, except as otherwise set forth above in Legal Proceedings, Quanta does not believe any material liabilities for claims exist against it in connection with any of these indemnity obligations.

In the normal course of Quanta’s acquisition transactions, Quanta obtains rights to indemnification from the sellers or former owners of acquired companies for certain risks, liabilities and obligations arising from their prior operations, such as performance, operational, safety, workforce or tax issues, some of which Quanta may not have discovered during due diligence. However, the indemnities may not cover all of Quanta’s exposure for

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

such pre-acquisition matters and the indemnitors may be unwilling or unable to pay the amounts owed to Quanta. Accordingly, Quanta may incur expenses for which it is not reimbursed. Quanta is currently in the process of identifying certain pre-acquisition obligations associated with non-U.S. payroll taxes that may be due from a business acquired by Quanta in 2013. As of March 31, 2016, Quanta recorded $11.4 million as its best estimate of the pre-acquisition tax obligations and a corresponding indemnification asset, as management expects to recover from the indemnity counterparties any amounts that Quanta may be required to pay in connection with any such obligations.

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

Reportable segment information, including revenues and operating income by type of work, is gathered from each operating unit for the purpose of evaluating segment performance in support of Quanta’s market strategies. These classifications of Quanta’s operating unit revenues by type of work for segment reporting purposes can at times require judgment on the part of management. Quanta’s operating units may perform joint infrastructure service projects for customers in multiple industries, deliver multiple types of network services under a single customer contract or provide service across industries, for example, joint trenching projects to install distribution lines for electric power and natural gas customers. In addition, Quanta’s integrated operations and common administrative support at each of its operating units require that certain allocations of shared and indirect costs, such as facility costs and indirect operating expenses, including depreciation and general and administrative costs, be made to determine operating segment profitability. Corporate costs, such as payroll and benefits, employee travel expenses, facility costs, professional fees, acquisition costs and amortization related to intangible assets are not allocated.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues:
Electric Power Infrastructure Services	$1,187,002	$1,240,292
Oil and Gas Infrastructure Services	526,735	621,094

Consolidated	$1,713,737	$1,861,386

Operating income (loss):
Electric Power Infrastructure Services	$87,324	$108,992
Oil and Gas Infrastructure Services	5,841	24,147
Corporate and non-allocated costs	(55,871)	(48,989)

Consolidated	$37,294	$84,150

Depreciation:
Electric Power Infrastructure Services	$22,945	$20,917
Oil and Gas Infrastructure Services	15,801	16,469
Corporate and non-allocated costs	2,424	2,012

Consolidated	$41,170	$39,398

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

Foreign Operations

During the three months ended March 31, 2016 and 2015, Quanta derived $352.4 million and $533.5 million of its revenues from foreign operations. Of Quanta’s foreign revenues, approximately 78% and 88% was earned in Canada during the three months ended March 31, 2016 and 2015. In addition, Quanta held property and equipment of $336.5 million and $317.6 million in foreign countries, primarily Canada, as of March 31, 2016 and December 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report) and with our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (SEC) on February 29, 2016 and is available on the SEC’s website at www.sec.gov and on our website, which is www.quantaservices.com. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in Uncertainty of Forward-Looking Statements and Information below and Item 1A. Risk Factors of Part II of this Quarterly Report.

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

We report our results under two reportable segments: (1) Electric Power Infrastructure Services and (2) Oil and Gas Infrastructure Services. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the three months ended March 31, 2016 were approximately $1.71 billion, of which 69.3% was attributable to the Electric Power Infrastructure Services segment and 30.7% to the Oil and Gas Infrastructure Services segment.

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

For internal management purposes, we are organized into two internal divisions, namely, the Electric Power Infrastructure Services Division and the Oil and Gas Infrastructure Services Division. These internal divisions are closely aligned with the reportable segments described above based on the predominant type of work provided by the operating units within each division.

Reportable segment information, including revenues and operating income by type of work, is gathered from each operating unit for the purpose of evaluating segment performance in support of our market strategies. These classifications of our operating unit revenues by type of work for segment reporting purposes can at times require judgment on the part of management. Our operating units may perform joint infrastructure service projects for customers in multiple industries, deliver multiple types of infrastructure services under a single customer contract or provide services across industries, for example, joint trenching projects to install distribution lines for electric power and natural gas customers. Our integrated operations and common administrative support at each of our operating units requires that certain allocations, including allocations of shared and indirect costs, such as facility costs, indirect operating expenses including depreciation, and general and administrative costs, be made to determine operating segment profitability. Corporate costs, such as payroll and benefits, employee travel expenses, facility costs, professional fees, acquisition costs and amortization related to intangible assets are not allocated.

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

Recent Investments, Acquisitions and Divestitures

Acquisitions

During the first quarter of 2016, we completed three acquisitions. The results of two of the acquired companies are generally included in our Electric Power Infrastructure Services segment. These companies included a full service medium- and high-voltage powerline contracting company located in the United States and a telecommunications company located in Canada. We also acquired a pipeline service contractor located in the United States, the results of which are generally included in our Oil and Gas Infrastructure Services segment. The aggregate consideration for these acquisitions consisted of approximately $42.2 million paid or payable in cash, subject to certain adjustments, and contingent consideration payments of up to $35 million, which will be paid if certain financial targets are achieved. Based on the estimated fair value of this contingent consideration, we have recorded a $15.4 million liability. As these transactions were effective during the first quarter of 2016, the results have been included in our consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable us to further enhance our service offerings in the United States and Canada.

During 2015, we acquired 11 companies. The results of eight of the acquired companies are generally included in our Electric Power Infrastructure Services segment. These companies include a foundation services company located in the United States, an electrical contracting company located in the United States, an electrical engineering company located in Australia, a powerline construction company located in the United States, an engineering company located in Canada, an engineering, procurement and construction services company based in the United States, an underground construction contracting company located in Canada and a supplier and material procurement specialist for the power and utility industry in Canada. The results of the remaining three acquired companies are generally included in our Oil and Gas Infrastructure Services segment. These companies include a company that services above-ground storage tanks in the United States, an underground utility distribution contractor that provides services to gas and electric utilities in Canada, and a company that specializes in the engineering, procurement, construction, and commissioning of compression and surface facilities for the high pressure gas industry in Australia. The aggregate consideration for these acquisitions consisted of approximately $110.4 million paid or payable in cash, subject to net working capital adjustments, 461,037 shares of Quanta common stock valued on the settlement dates of the acquisitions at approximately $10.1 million, and $1.0 million in contingent consideration. As these transactions were effective during 2015, the results have been included in our consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable us to further enhance our electric power and oil and gas infrastructure service offerings in the United States, Canada and Australia.

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

Our backlog represents the amount of consolidated revenues that we expect to realize from future work under construction contracts, long-term maintenance contracts and master service agreements (MSAs). These estimates include revenues from the remaining portion of firm orders not yet completed and on which work has not yet begun, as well as revenues from change orders, renewal options, and funded and unfunded portions of government contracts to the extent that they are reasonably expected to occur. For purposes of calculating backlog, we include 100% of estimated revenues attributable to consolidated joint ventures and variable interest entities (VIEs). The following table presents our total backlog by reportable segment as of March 31, 2016 and December 31, 2015, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of March 31, 2016		Backlog as of December 31, 2015
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services	$3,260,239	$6,400,950	$3,307,837	$6,312,947
Oil and Gas Infrastructure Services	2,485,379	3,682,195	1,900,845	3,073,950

Total	$5,745,618	$10,083,145	$5,208,682	$9,386,897

Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues, regulatory requirements and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts may be terminated, typically upon 30 to 90 days’ notice, even if we are not in default under the contract. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends inherent in current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. In addition, many of our MSAs are subject to renewal options. As of March 31, 2016 and December 31, 2015, MSAs accounted for approximately 40% and 45% of our estimated 12 month backlog and approximately 48% and 50% of total backlog. There can be no assurance as to our customers’ actual requirements or that our estimates are accurate.

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

We are closely monitoring our customers and the effect that changes in economic and market conditions have or may have on them. Certain of our customers have reduced or delayed spending in recent years, which we attribute primarily to regulatory and permitting hurdles and negative economic and market conditions, and we anticipate that these issues may continue to affect demand for some of our services in the near term. As mentioned previously, there have been significant decreases in oil prices and natural gas prices since mid-2014. We have experienced a decrease in demand for some of our services, primarily infrastructure services in Australia, Canada and the Gulf of Mexico, as a result of low oil prices. Further declines in prices or a sustained period of low prices could result in further reduction of our customers’ capital spending on large pipeline and/or other midstream infrastructure, such as gathering systems and other related infrastructure, resulting in less demand for our services. We believe that most of our customers, many of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long term. You should read Outlook and Understanding Margins for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

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

Larger versus smaller electric transmission and pipeline projects. We may experience a decrease or fluctuations in margins when larger electric transmission and larger pipeline projects across the industries we serve experience significant delays. Larger projects typically yield opportunities for higher margins as we assume a greater degree of performance risk and allow for a higher degree of utilization of our resources for longer construction timeframes. Conversely, smaller electric transmission and pipeline projects typically provide lower margin opportunities as a higher number of competitors exist which are capable of performing in this market and as competitors more aggressively pursue available volumes of work to absorb fixed costs. A greater mix of smaller scale electric transmission and pipeline work also could negatively impact margins due to the inefficiency of transitioning between a higher volume of smaller projects versus the continuous production on fewer larger projects. Our margins may be further impacted by delays in the timing of larger projects or temporary decreases in capital spending by our customers, as we may choose to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we are strategically positioned to deliver on larger, more complicated electric transmission or pipeline projects when they move forward.

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

Consolidated Results

	Three Months Ended March 31,
	2016		2015
Revenues	$1,713,737	100.0%	$1,861,386	100.0%
Cost of services (including depreciation)	1,510,424	88.1	1,623,480	87.2

Gross profit	203,313	11.9	237,906	12.8
Selling, general and administrative expenses	158,524	9.3	145,463	7.8
Amortization of intangible assets	7,495	0.4	8,293	0.5

Operating income	37,294	2.2	84,150	4.5
Interest expense	(3,589)	(0.2)	(1,400)	—
Interest income	516	—	453	—
Equity in losses of unconsolidated affiliates	(181)	—	—	—
Other income (expense), net	262	—	(212)	—

Income from continuing operations before income taxes	34,302	2.0	82,991	4.5
Provision for income taxes	13,443	0.8	30,601	1.7

Net income from continuing operations	20,859	1.2	52,390	2.8
Net income from discontinued operations	—	—	5,795	0.3

Net income	20,859	1.2	58,185	3.1
Less: Net income attributable to non-controlling interests	363	—	4,701	0.2

Net income attributable to common stock	$20,496	1.2%	$53,484	2.9%

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenues. Revenues decreased $147.6 million, or 7.9%, to $1.71 billion for the three months ended March 31, 2016. This decrease is primarily attributable to a decrease in revenues from oil and gas infrastructure services due to fluctuations in project timing primarily as a result of regulatory delays on certain larger pipeline projects associated with access and environmental permits from government agencies and, to a lesser extent, from reduced demand for services due to lower oil prices and their impact on customer spending. Also contributing to the decrease in revenues was lower electric power infrastructure services revenues resulting from reduced customer spending on large electric transmission projects as customers in this industry face heightened regulatory and environmental requirements from state and federal agencies and more stringent permitting processes with various regional system operators. This increased regulatory environment has impacted the timing of existing projects and delayed the development of other necessary infrastructure projects, which had a corresponding negative impact on the level of demand for our services. In addition, revenues contributed by our international operations were negatively impacted by approximately $32 million due to less favorable foreign currency translation rates as compared to the prior year period, primarily attributable to the strengthening of the U.S. dollar against the Canadian dollar. Partially offsetting these decreases for the three months ended March 31, 2016 was the favorable impact of approximately $30 million in revenues generated by acquired companies, primarily in the Electric Power Infrastructure Services segment.

Gross profit. Gross profit decreased $34.6 million, or 14.5%, to $203.3 million for the three months ended March 31, 2016. Gross profit as a percentage of revenues decreased to 11.9% for the three months ended March 31, 2016 from 12.8% for the three months ended March 31, 2015. The reduction in gross profit was primarily due to the previously mentioned decrease in revenues from larger pipeline projects and large electric transmission projects, which typically yield higher margins, and an increase in lower margin revenues from smaller scale electric transmission work. This change in revenue mix also resulted in increased inefficiencies associated with transitioning between smaller projects that are not experienced during continuous production on larger projects, as well as certain large electric transmission resources being underutilized during the three months ended March 31, 2016. Also contributing to these decreases were increased costs associated with continued engineering and production issues on a power plant construction project in Alaska, which is discussed further in the results of operations for the Electric Power Infrastructure Services segment.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $13.1 million, or 9.0%, to $158.5 million for the three months ended March 31, 2016. This increase was primarily attributable to $6.3 million in severance costs associated with the departure of Quanta’s former president and chief executive officer and severance and restructuring costs primarily associated with certain operations within the Oil and Gas Infrastructure Services segment, $3.6 million in incremental general and administrative costs associated with acquired companies and $3.6 million in higher salaries and benefits costs largely associated with cost of living increases. Selling, general and administrative expenses as a percentage of revenues increased to 9.3% for the three months ended March 31, 2016 from 7.8% for the three months ended March 31, 2015. This increase was primarily due to the severance and restructuring costs mentioned above and the reduced revenues for the three months ended March 31, 2016.

Amortization of intangible assets. Amortization of intangible assets decreased $0.8 million to $7.5 million for the three months ended March 31, 2016. This decrease was primarily due to reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized, partially offset by increased amortization of intangibles associated with acquired companies.

Interest expense. Interest expense increased $2.2 million to $3.6 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to increased borrowing activity during the first quarter of 2016.

Provision for income taxes. The provision for income taxes was $13.4 million for the three months ended March 31, 2016, with an effective tax rate of 39.2%. The provision for income taxes was $30.6 million for the three months ended March 31, 2015, with an effective tax rate of 36.9%. The lower effective tax rate for the three months ended March 31, 2015 was primarily due to the release of net operating loss valuation allowances related to an Australian acquisition and the favorable audit settlement of uncertain tax positions.

Other comprehensive income. Other comprehensive income, net of taxes was a gain of $60.6 million in the three months ended March 31, 2016 compared to a loss of $89.0 million in the three months ended March 31, 2015. This was primarily due to favorable foreign currency exchange rates related to the weakening of the U.S. dollar against the Canadian and Australian dollars at March 31, 2016 as compared to December 31, 2015, whereas there were less favorable foreign currency exchange rates related to the strengthening of the U.S. dollar against the Canadian and Australian dollars at March 31, 2015 compared to December 31, 2014.

Segment Results

The following table sets forth segment revenues and segment operating income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2016		2015
Revenues:
Electric Power Infrastructure Services	$1,187,002	69.3%	$1,240,292	66.6%
Oil and Gas Infrastructure Services	526,735	30.7	621,094	33.4

Consolidated revenues from external customers	$1,713,737	100.0%	$1,861,386	100.0%

Operating income (loss):
Electric Power Infrastructure Services	$87,324	7.4%	$108,992	8.8%
Oil and Gas Infrastructure Services	5,841	1.1	24,147	3.9
Corporate and non-allocated costs	(55,871)	N/A	(48,989)	N/A

Consolidated operating income	$37,294	2.2%	$84,150	4.5%

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Electric Power Infrastructure Services Segment Results

Revenues for this segment decreased $53.3 million, or 4.3%, to $1.19 billion for the three months ended March 31, 2016. This decrease was primarily a result of reduced customer spending associated with larger electric transmission projects as customers in this industry face heightened regulatory and environmental requirements from state and federal agencies and more stringent permitting processes with various regional system operators. This increased regulatory environment impacted the timing of existing projects and delayed the development of other necessary infrastructure projects, which had a corresponding negative impact on the level of demand for our services. Revenues also declined as result of less favorable foreign currency exchange rates in the three months ended March 31, 2016, which negatively impacted our international operations by $18 million and were primarily attributable to the strengthening of the U.S. dollar against the Canadian dollar. Partially offsetting these decreases was the contribution of approximately $25 million in revenues from acquired companies and $12.3 million in higher emergency restoration services revenues.

Operating income decreased $21.7 million, or 19.9%, to $87.3 million for the three months ended March 31, 2016. Operating income as a percentage of segment revenues decreased to 7.4% for the three months ended March 31, 2016 from 8.8% for the three months ended March 31, 2015. These decreases were primarily due to increased costs on a power plant construction project in Alaska that resulted in $21.3 million of project losses recorded during the three months ended March 31, 2016. Also contributing to the decreases were reduced revenues from larger electric transmission projects mentioned above, which typically yield higher margins, partially offset by improved performance from ongoing projects as we experienced better weather and productivity compared to the three months ended March 31, 2015.

During the three months ended March 31, 2016, the project losses related to the Alaska power plant construction project were primarily due to engineering and performance issues encountered this period as the project entered the testing and pre-commissioning phase, which resulted in additional construction costs and estimated time on site. At March 31, 2016, this project had an estimated contract value of $201 million and was approximately 91% complete. This project is expected to be substantially complete in the third quarter of 2016. As this project continues through the final construction and commissioning phases, it is reasonably possible that additional performance issues or other unforeseen circumstances could occur and result in the recognition of additional losses on this project; however, such amounts cannot currently be estimated.

Oil and Gas Infrastructure Services Segment Results

Revenues for this segment decreased $94.4 million, or 15.2%, to $526.7 million for the three months ended March 31, 2016. This decrease was primarily a result of fluctuations in large project timing, regulatory delays on certain larger pipeline projects as customers in this industry face heightened regulatory and environmental requirements from state and federal agencies and more stringent permitting processes. This increased regulatory environment impacted the timing of existing projects and delayed the development of other necessary infrastructure projects, which had a corresponding negative impact on the level of demand for our services. To a lesser extent, revenues were negatively impacted by reduced demand for services due to lower oil prices and their impact on customer spending. The revenues contributed from our international operations were negatively impacted by approximately $14 million as a result of less favorable foreign currency exchange rates in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily attributable to the strengthening of the U.S. dollar against the Canadian dollar. These decreases were partially offset by increased activity from distribution services, as well as the contribution of approximately $5 million of revenues from acquired companies.

Operating income decreased $18.3 million, or 75.8%, to $5.8 million for the three months ended March 31, 2016. Operating income as a percentage of segment revenues decreased to 1.1% for the three months ended March 31, 2016 from 3.9% for the three months ended March 31, 2015. These decreases were primarily due to the decrease in revenues from large diameter pipeline projects, which typically carry higher margins, the impact of lower overall revenues reported by this segment, which negatively impacted this segment’s ability to cover fixed and overhead costs, and the impact of approximately $2 million in severance and restructuring costs.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended March 31, 2016 increased $6.9 million to $55.9 million as compared to the quarter ended March 31, 2015. This increase was primarily due to $4.0 million in costs associated with the departure of Quanta’s former president and chief executive officer.

Liquidity and Capital Resources

Cash Requirements

Our cash and cash equivalents totaled $155.3 million and $128.8 million as of March 31, 2016 and December 31, 2015. As of March 31, 2016 and December 31, 2015, cash and cash equivalents held in domestic bank accounts were approximately $18.3 million and $16.1 million, and cash and cash equivalents held in foreign bank accounts were approximately $137.0 million and $112.7 million. As of March 31, 2016 and December 31, 2015, cash and cash equivalents held by our investments in joint ventures, which are either consolidated or proportionately consolidated, were approximately $28.3 million and $24.9 million, of which $17.0 million and $11.9 million related to domestic joint ventures. Cash and cash equivalents held by the joint ventures are available to support the operations of the related joint ventures, and we do not have access to that cash for our other operations. Under the terms of the partnership agreements, we generally have no right to the joint ventures’ cash other than participating in distributions and in the event of dissolution.

We were in compliance with the covenants under our credit agreement at March 31, 2016. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. Capital expenditures related to continuing operations are expected to total $200 million to $220 million for 2016, of which we have spent approximately $47.7 million through March 31, 2016.

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

Sources and Uses of Cash

As of March 31, 2016, we had cash and cash equivalents of $155.3 million and working capital of $1.01 billion. We also had $321.1 million of outstanding letters of credit and bank guarantees, $219.7 million of which was denominated in U.S. dollars and $101.4 million of which was denominated in Australian or Canadian dollars. We also had $397.7 million of outstanding revolving loans under our credit facility, $321.0 million of which was denominated in U.S. dollars and $76.7 million of which was denominated in Canadian dollars. As of March 31, 2016, our $1.810 billion senior secured revolving credit facility, which matures on December 18, 2020, had $1.09 billion available for revolving loans or issuing new letters of credit or bank guarantees.

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

Operating activities of continuing operations provided net cash of $199.7 million during the three months ended March 31, 2016 as compared to $179.6 million provided during the three months ended March 31, 2015. The increase in cash flows from operating activities of continuing operations for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily due to lower working capital requirements as a result of fewer ongoing larger electric transmission and larger pipeline projects. Partially offsetting this increase in cash flow from operations of continuing operations was the receipt of a cash payment in the amount of $65 million in the three months ended March 31, 2015 from settlement of an arbitration proceeding involving certain contract price adjustments. Also partially offsetting the increase in cash flow from operations of continuing operations was a reduction in income tax payments in the three months ended March 31, 2015 as a result of the $102.5 million charge to selling, general and administrative expense in 2014 related to certain receivables and its impact on estimated tax payments.

Days sales outstanding (DSO) as of March 31, 2016 was 76 days, as compared to 84 days at March 31, 2015. This decrease was primarily due to favorable billing terms for certain large projects ongoing in 2016 as compared to projects ongoing in 2015. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus costs and estimated earnings in excess of billings on uncompleted contracts less billings in excess of costs and estimated earnings on uncompleted contracts, divided by average revenues per day during the quarter.

Investing Activities

During the three months ended March 31, 2016, investing activities of continuing operations used net cash of $83.9 million as compared to $92.2 million used in the three months ended March 31, 2015. Investing activities of continuing operations in the first quarter of 2016 included $47.7 million used for capital expenditures and $39.7 million used in connection with acquisitions, partially offset by $5.1 million of proceeds from the sale of property and equipment. Investing activities of continuing operations in the first quarter of 2015 included $58.5 million used for capital expenditures and $34.7 million used in connection with acquisitions, partially offset by $1.3 million of proceeds from the sale of property and equipment.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or magnitude of the potential cash outlays for these initiatives.

Financing Activities

During the three months ended March 31, 2016, net cash used in financing activities of continuing operations was $84.7 million as compared to net cash used of $142.2 million in the three months ended March 31, 2015. Financing activities of continuing operations in the three months ended March 31, 2016 included $75.2 million of net repayments under our credit facility. Financing activities of continuing operations in the three months ended March 31, 2015 included $182.0 million of common stock repurchases under our stock repurchase program, partially offset by $43.5 million of net proceeds under our credit facility.

Stock Repurchases

During the fourth quarter of 2013, our board of directors approved a stock repurchase program authorizing us to purchase from time to time through December 31, 2016, up to $500.0 million of our outstanding common stock (the 2013 Repurchase Program). During the nine months ended September 30, 2015, we repurchased 14.3 million shares of our common stock at a cost of $406.5 million in the open market under the 2013 Repurchase Program and completed the 2013 Repurchase Program.

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

Also during the third quarter of 2015, we entered into an accelerated share repurchase arrangement (the ASR) to repurchase $750.0 million of our common stock under the 2015 Repurchase Program. Under the terms of the ASR, we paid $750.0 million to JPMorgan Chase Bank, National Association, London Branch (JPMorgan) and initially received 25.7 million shares of our common stock. The fair market value of these 25.7 million shares at the time of delivery was approximately $600.0 million, and the repurchased shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock during the quarter ended September 30, 2015, reducing the weighted-average number of basic and diluted common shares used to calculate our earnings per share. The $150.0 million remaining under the ASR was recorded as an adjustment to additional paid-in capital (APIC) during the quarter ended September 30, 2015 and was reclassified from APIC to treasury stock on April 12, 2016 as a result of the final settlement of the ASR. On April 12, 2016, upon final settlement of the ASR and based on the final volume-weighted average share price during the term of the ASR, minus a discount and subject to other adjustments pursuant to the terms and conditions of the ASR, we received 9.4 million additional shares of our common stock from JPMorgan.

As of April 12, 2016, after final settlement of the ASR, we had repurchased an aggregate of 54.3 million shares of our common stock at a cost of $1.20 billion under the 2015 Repurchase Program. After final settlement of the ASR, approximately $50.1 million remained available under the 2015 Repurchase Program.

Debt Instruments

Credit Facility

On December 18, 2015, we entered into an amended and restated credit agreement with various lenders that provides for a $1.810 billion senior secured revolving credit facility maturing on December 18, 2020. The entire amount available under the facility may be used by us for revolving loans and letters of credit in U.S. dollars and certain alternative currencies. Up to $600.0 million of the facility may be used by certain of our subsidiaries for revolving loans and letters of credit in certain alternative currencies. Up to $100.0 million of the facility may be used for swing line loans in U.S. dollars, up to $50.0 million of the facility may be used for swing line loans in Canadian dollars and up to $30.0 million of the facility may be used for swing line loans in Australian dollars. In addition, subject to the conditions specified in the credit agreement, we have the option to increase the revolving commitments by up to $400.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes.

As of March 31, 2016, we had approximately $321.1 million of outstanding letters of credit and bank guarantees, $219.7 million of which was denominated in U.S. dollars and $101.4 million of which was denominated in Australian and Canadian dollars. We also had $397.7 million of outstanding revolving loans under the credit facility, $321.0 million of which was denominated in U.S. dollars and $76.7 million of which was denominated in Canadian dollars. The remaining $1.09 billion was available for revolving loans or issuing new letters of credit or bank guarantees.

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement). The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on our assets. The credit agreement allows cash payments for dividends and stock repurchases subject to compliance with the following requirements (after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100.0 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of March 31, 2016, we were in compliance with all of the covenants in the credit agreement.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of March 31, 2016, the maximum guaranteed residual value was approximately $519.4 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of March 31, 2016, we had $321.1 million in outstanding letters of credit and bank guarantees to secure our casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2016 and 2017. Upon maturity, it is expected that the majority of the letters of credit related to the casualty insurance program will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of the lenders that are party to our credit agreement, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. Subject to certain conditions and consistent with terms of our credit agreement, these security interests will be automatically released if we maintain a credit rating that meets two of the following three conditions: (i) a corporate credit rating that is BBB- or higher by Standard & Poor’s Rating Services, (ii) a corporate family rating that is Baa3 or higher by Moody’s Investors Services, Inc. or (iii) a corporate credit rating that is BBB- or higher by Fitch Ratings, Inc. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of March 31, 2016, the total amount of outstanding performance bonds was estimated to be approximately $2.7 billion. Our estimated maximum exposure as it relates to the value of performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of our commitments under the performance bonds generally extinguishes concurrently with the expiration of our related contractual obligation. The estimated cost to complete these bonded projects was approximately $710 million as of March 31, 2016.

Additionally, from time to time, we guarantee the obligations of our wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations, certain joint venture arrangements and, in some states, obligations in connection with obtaining contractors’ licenses. We are not aware of any material obligations for performance or payment asserted against us under any of these guarantees.

Contractual Obligations

As of March 31, 2016, our future contractual obligations were as follows (in thousands):

	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Long-term debt - principal (1)	$403,042	$450	$2,365	$2,558	$—	$397,669	$—
Long-term debt - cash interest	87	65	22	—	—	—	—
Operating lease obligations	241,860	67,909	63,400	47,881	28,750	16,043	17,877
Capital lease and related interests obligations (2)	5,385	1,321	1,717	1,461	886	—	—
Equipment purchase commitments	8,768	8,768	—	—	—	—	—
Capital commitment related to investments in unconsolidated affiliates (3)	66,736	9,377	32,997	—	24,362	—	—

Total	$725,878	$87,890	$100,501	$51,900	$53,998	$413,712	$17,877

(1)

Amounts are recorded in our March 31, 2016 condensed consolidated balance sheet and include $397.7 million of outstanding revolving loans under our credit facility, which bear interest at variable market rates.

(2)	Principal amounts of lease obligations are recorded in our March 31, 2016 condensed consolidated balance sheet.
(3)

A return of capital from unconsolidated affiliates of approximately $43.5 million is anticipated in August 2017 and is not included in these amounts. As of March 31, 2016, we had made aggregate contributions to this unconsolidated affiliate of $6.7 million and had received $2.3 million as a return of capital.

Equipment Purchase Commitments

We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of March 31, 2016, production orders for approximately $8.8 million had been issued with delivery dates scheduled to occur throughout the remainder of 2016. Although we have committed to the purchase of these vehicles at the time of their delivery, we intend that these orders will be assigned to third party leasing companies and made available to us under certain of our master equipment lease agreements, which will release us from our capital commitment.

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

2011 Central States Plan Withdrawal Liability. In the fourth quarter of 2011, certain of our subsidiaries withdrew from the Central States, Southeast and Southwest Areas Pension Plan (Central States Plan). This withdrawal event was the result of an amendment to a collective bargaining agreement with the International Brotherhood of Teamsters (Teamsters) that eliminated certain employers’ obligations to contribute to the Central States Plan, which was then in critical status and significantly underfunded as to its vested benefit obligations. The amendment was negotiated by the Pipe Line Contractors Association (PLCA) on behalf of its members, which include certain of our subsidiaries. Because certain of our other subsidiaries continued participation in the Central States Plan into 2012, the subsidiaries’ withdrawals in 2011 effected only a partial withdrawal on our behalf in 2011. We believed that the partial withdrawal was advantageous because it limited exposure to increased liability resulting from a future withdrawal event, at which point the Central States Plan could have been further underfunded. We and other PLCA members now contribute to a different multiemployer pension plan on behalf of the affected Teamsters employees. While certain of our subsidiaries continued participation in the Central States Plan into 2012, we believe that such subsidiaries withdrew from the Central States Plan in 2012, thereby effecting a complete withdrawal as of December 30, 2012 for all Quanta subsidiaries.

In connection with the partial withdrawal in 2011, we recorded a withdrawal liability of approximately $32.6 million in the fourth quarter of 2011 based on estimates received from the Central States Plan. The Central States Plan subsequently asserted that the withdrawal of the PLCA members, and thus our partial withdrawal, was not effective in 2011. The PLCA and Quanta believed at that time that a legally effective withdrawal had occurred during the fourth quarter of 2011, and this issue was litigated in the federal district court for the Northern District of Illinois, Eastern Division. In September 2013, the district court ruled in favor of the Central States Plan, and that decision was appealed by the PLCA. In July 2014, the Central States Plan provided us with a Notice and Demand claiming partial withdrawal liability in the amount of $39.6 million and requiring Quanta to make payments on this assessment while the dispute is ongoing. In September 2015, the United States Court of Appeals for the Seventh Circuit ruled in favor of the PLCA and reversed the district court’s previous ruling, which had been in favor of the Central States Plan. Based on the outcome of the appeal, in January 2016, the Central States Plan issued a revised Notice and Demand claiming partial withdrawal liability in the amount of $32.9 million.

Separately, in December 2013, the Central States Plan filed lawsuits against two of our subsidiaries in connection with their withdrawal in 2012. In the first lawsuit, the Central States Plan alleged that the subsidiary elected to participate in the Central States Plan pursuant to the collective bargaining agreement under which it participated. We argued that no such election was made and that any payments made to the Central States Plan were made in error. In July 2014, the parties reached an agreement to settle the lawsuit, and the court dismissed the case with prejudice. In the second lawsuit, the Central States Plan alleged that contributions made by our subsidiary to a new industry fund created after we withdrew from the Central States Plan should have been made to the Central States Plan. This arguably would have extended our withdrawal date for this subsidiary to at least the end of 2013. We disputed these allegations on the basis that we properly paid contributions to the new industry fund based on the terms of the collective bargaining agreement under which we participated and asserted that we terminated our obligation to contribute to the Central States Plan by the end of 2012. The parties both moved for summary judgment, and in March 2015, the court entered judgment in our favor. The Central States Plan filed a notice of appeal in April 2015, and in December 2015, the Central States Plan agreed to dismiss the appeal with prejudice.

The ultimate liability associated with the complete withdrawal of our subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. In March 2014, the Central States Plan provided revised estimates indicating that the total withdrawal liability based on certain withdrawal scenarios from 2011 through 2014 could range between $40.1 million and $55.4 million, which we believe to be the range of reasonably possible loss for this matter. Additionally, based on those estimates and allowing for the exclusion of amounts believed by management to have been improperly included in such estimates, we recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within the range communicated to us by the Central States Plan. Given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the expense we recognized through March 31, 2016. Although we dispute the total liability owed to the Central States Plan, we continue to make monthly payments according to the terms of the January 2016

Notice and Demand while the parties determine the final withdrawal liability. As of March 31, 2016, we had made payments totaling $12.8 million toward the withdrawal liability assessment.

2013 Central States Plan Withdrawal Liability. On October 9, 2013, we acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of acquisition. Prior to the acquisition, the Central States Plan issued a Notice and Demand to the acquired company claiming a withdrawal liability in the total amount of $6.9 million and requiring payments to be made on this assessment while the dispute is ongoing. In connection with the acquisition, we recorded an initial liability of $4.8 million related to this withdrawal liability, and approximately $2.1 million of the purchase price for the acquired company was deposited into an escrow account to fund any withdrawal obligation in excess of the initial liability recorded. In January 2016, the Central States Plan issued a revised Notice and Demand claiming withdrawal liability in the amount of $4.8 million. Although we continue to dispute the total liability owed to the Central States Plan, we continue to make monthly payments according to the terms of this revised Notice and Demand while the parties determine the final withdrawal liability. As of March 31, 2016, we had made payments totaling $2.9 million toward the withdrawal liability assessment.

The final amount of withdrawal liability payable in connection with this matter remains the subject of a pending arbitration proceeding and will ultimately depend on various factors, including the outcome of the PLCA litigation described above. However, the acquired company’s withdrawal from the Central States Plan is not expected to have a material impact on our financial condition, results of operations or cash flows.

Letters of Credit Fees and Commitment Fees

Also excluded from the Contractual Obligations table is interest associated with letters of credit fees and commitment fees under our credit facility because the outstanding letters of credit, availability and applicable interest rates and fees are variable. For additional information regarding the interest rates and fees associated with borrowings under our credit facility, see Liquidity and Capital Resources — Debt Instruments — Credit Facility above.

Joint Venture Capital Commitments

We have also excluded from the Contractual Obligations table additional capital commitments associated with investments in unconsolidated affiliates related to planned midstream infrastructure projects of approximately $5.0 million because we are unable to determine the exact timing of these capital commitments but anticipate them to be paid by June 1, 2017. As specific amounts of capital commitments and their timing are determined, we will reflect such amounts in the Contractual Obligations table.

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

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of March 31, 2016 and December 31, 2015, the gross amount accrued for insurance claims totaled $208.5 million and $209.0 million with $154.2 million and $153.5 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of March 31, 2016 and December 31, 2015 were $9.2 million and $8.6 million of which $0.5 million and $0.6 million were included in prepaid expenses and other current assets and $8.7 million and $8.0 million were included in other assets, net.

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

Concentrations of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and our accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high quality investments, which primarily include interest-bearing demand deposits, money market investments, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these investments is subject to any material risk of loss, changes in economic conditions could impact the interest income we receive from these investments. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power and oil and gas companies, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States, Canada and Australia. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States, Canada and Australia, which may be heightened as a result of uncertain economic and financial market conditions that have existed in recent years. However, we generally have certain statutory lien rights with respect to services provided. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services we have performed.

At March 31, 2016 and December 31, 2015, one customer accounted for approximately 16% and 12% of our consolidated net position. The services provided to this customer related primarily to our Electric Power Infrastructure Services segment. No customers represented 10% or more of our revenues for the three months ended March 31, 2016 and 2015, and no other customers represented 10% or more of our consolidated net position as of March 31, 2016 or December 31, 2015.

Legal Proceedings

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Legal Proceedings and Collective Bargaining Agreements in Note 11 of the Notes

to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report for additional information regarding litigation, claims and other legal proceedings.

Related Party Transactions

In the normal course of business, we enter into transactions from time to time with related parties. Our significant related party transactions typically take the form of facility leases with prior owners of certain acquired companies.

New Accounting Pronouncements

Adoption of New Accounting Pronouncements

In February 2015, the FASB issued an update which amends existing consolidation guidance, including amending the guidance related to determining whether an entity is a variable interest entity. The guidance may be applied using a modified retrospective approach whereby the entity records a cumulative effect of adoption at the beginning of the fiscal year of initial application. A reporting entity may also apply the amendments on a full retrospective basis. We adopted this guidance effective January 1, 2016, and the adoption of the update did not have a significant impact on our consolidated financial statements or related disclosures.

In April 2015, the FASB issued an update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts and premiums. The update is required to be adopted retroactively for all periods presented. In August 2015, the FASB issued another update that states that the Securities Exchange Commission (SEC) staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted this guidance effective January 1, 2016, and the adoption of the update did not have a significant impact on our consolidated financial statements or related disclosures.

In April 2015, the FASB issued an update that provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. An entity can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We adopted this guidance effective January 1, 2016, and the adoption of the update did not have a significant impact on our consolidated financial statements or related disclosures.

In September 2015, the FASB issued an update that requires an acquiring company to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which such adjustments are determined. An acquiring company must record any effect on earnings from changes in depreciation or amortization or other income effects, calculated as if the accounting had been completed at the acquisition date. The acquiring company must also present separately on the face of the income statement or disclose in the notes the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. The update is required to be adopted prospectively to adjustments that occur after the effective date with earlier application permitted for financial statements that have not yet been issued. We adopted this guidance effective January 1, 2016, and the adoption of the update did not have a significant impact on our consolidated financial statements or related disclosures.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued an update that supersedes most current revenue recognition guidance as well as some cost recognition guidance. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB affirmed its proposal to defer the effective date until fiscal years beginning on or after December 15, 2017. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements and will adopt this guidance effective January 1, 2018.

In August 2014, the FASB issued guidance to address the diversity in practice in determining when there is substantial doubt about an entity’s ability to continue as a going concern and when and how an entity must disclose certain relevant conditions and events. This update requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued). If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions or events. The guidance is effective for annual and interim periods ending after December 15, 2016. This guidance will impact the disclosure and presentation of any substantial doubt about our ability to continue as a going concern, if such substantial doubt were to exist. We will adopt this guidance by December 31, 2016.

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

In March 2016, the FASB issued an update that requires companies with share-based payments to record all of the tax effects related to such share-based payments at settlement (or expiration) through the income statement rather than through equity. It is anticipated that companies will experience increased volatility of income tax expense upon adoption of this update. This change is required to be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of the adoption of the update and is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements and will adopt this guidance by January 1, 2017.

Outlook

We believe there are growth opportunities across all the industries we serve. However, we and our customers continue to operate in an uncertain business environment, with gradual improvement in the economy yet continuing uncertainty in the marketplace. Significant decreases in oil and natural gas prices since mid-2014 have adversely impacted certain of our end markets. Our customers also face stringent regulatory and environmental requirements as they develop projects to enhance and expand their infrastructure. In addition, regulatory delays have impacted our business, particularly for larger electric transmission and pipeline projects. These economic, regulatory and other factors have negatively affected our results in the past and may continue to create some uncertainty as to the timing of anticipated customer spending. We believe that our financial and operational strengths will enable us to manage these challenges and uncertainties, and we remain optimistic about our near-term and long-term opportunities.

Electric Power Infrastructure Services Segment

The North American electric grid is aging and requires significant upgrades, maintenance and expansion to meet current and future demands for reliable power delivery. Over the past several years, many utilities across North America have begun to implement plans to improve their transmission systems in order to improve reliability and reduce congestion. Among other things, these activities include new construction, structure change-outs, line upgrades and maintenance projects on many transmission systems. In addition, state renewable portfolio standards, which set required or voluntary standards for how much power is to be generated from renewable energy sources, can result in the need for additional transmission lines and substations to transport the power from these facilities, which are often in remote locations, to demand centers. Other factors, such as the reliability standards issued by the North American Electric Reliability Corporation and other regulatory actions, are also driving transmission system upgrades and expansions. We believe these factors create significant opportunities for our transmission infrastructure services.

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

As a result, it is anticipated that the amount of electricity generated by natural gas powered plants will increase and the majority of new fossil fuel generation facilities built in North America for the foreseeable future will be fueled by natural gas. Further, the Environmental Protection Agency has implemented certain emissions regulations that are resulting in the development of natural gas generation facilities to replace coal generation plants that are being retired in order to comply with the new regulations. These dynamics are anticipated to result in the need for new transmission and substation infrastructure to be built in North America to interconnect new natural gas fired generation facilities. It is also anticipated that modifications to and reengineering of existing transmission and substation infrastructure will be required when existing coal generation facilities are retired or shut down.

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

The economic feasibility of renewable energy projects, and therefore the attractiveness of investment in such projects, may depend on the availability of tax incentive programs or the ability of the project developer to take advantage of such incentives. There is no assurance that the government will extend existing tax incentives or create new incentive or funding programs. Although we see development of renewable energy projects, primarily utility-scale solar facilities, which could create increased demand for our engineering, procurement and construction services, we believe there is some uncertainty whether these projects will advance to award and construction.

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

We believe that utilities remain committed to the expansion and strengthening of their transmission infrastructure with planning, engineering and funding for many of their projects in place. The regulatory and environmental permitting processes remain a hurdle for some proposed transmission and renewable energy projects, and these factors continue to create uncertainty as to timing of this spending. In the near-term, our electric power infrastructure services operations have been impacted by regulatory delays, particularly for large transmission projects. However, we expect many of these projects to move forward over a multi-year period. The timing and scope of projects can also be affected by other factors such as siting, right-of-way and unfavorable economic and market conditions. We anticipate many of these issues to be overcome and spending on transmission projects to be active over the next few years. We currently have a number of these projects underway, and we expect this segment’s backlog to remain strong throughout 2016.

In the near-term, margins in our Electric Power Infrastructure Services segment have experienced pressure due to increased industry transmission resource availability as construction of several large, high-voltage transmission projects has been delayed due to the challenging regulatory approval and permitting environment. In response to this trend, over the past several quarters, we have reallocated many of our large transmission resources to the small and medium size transmission market. We believe these large transmission projects have been delayed and not canceled and that demand for our transmission services will remain strong over the next several years. As such, we have largely maintained our transmission resource posture in order to remain strategically positioned to pursue transmission projects in the future. We also believe there are excess transmission contractor resources in the small and medium size transmission marketplace, which is resulting in increased competition and pricing pressure for those services. Despite these competitive pressures, we will remain focused on maintaining our pricing discipline. We believe this heightened competitive environment should be a relatively short-term dynamic and that competitive pressures could lessen as large, high-voltage transmission projects move forward over the coming quarters and the small and medium size transmission market continues to grow and/or contractors adjust to the current environment.

We benefited from increases in distribution spending throughout the last several years, despite continued economic and political uncertainties. We believe there is an ongoing need for utilities to sustain investment in their distribution systems in order to properly maintain their systems. In addition, a number of utilities are implementing system upgrades or “hardening” programs in response to severe weather events that have occurred over the past few years, which is also increasing distribution investment in some regions of the United States. We also anticipate that utilities will continue to integrate “smart grid” technologies into their distribution systems over time to improve grid management and create efficiencies.

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

Certain international regions present significant opportunities for growth over time across many of our operations. We are evaluating ways in which we can strategically apply our expertise to strengthen infrastructure in various foreign countries where infrastructure enhancements are increasingly important. For example, we are actively pursuing opportunities in growth markets where we can leverage our technology or proprietary work methods, such as our energized services, to establish a presence in these markets. In Canada, we are leveraging our electric power infrastructure services resources, relationships and reputation to expand and grow our telecom infrastructure services operations in the country. In addition, over the last several years we have successfully developed our telecom infrastructure services operations in several Latin American countries that offer attractive growth opportunities. We believe the success of these efforts could enable us to expand our infrastructure services offering in Latin America to include electric power and other infrastructure services.

Oil and Gas Infrastructure Services Segment

We continue to believe there are growth opportunities in our Oil and Gas Infrastructure Services segment, primarily in the installation and maintenance of larger pipeline and related facilities, as well as pipeline integrity, natural gas distribution systems and specialty services such as horizontal directional drilling. We also continue to believe the existing pipeline system infrastructure in North America is insufficient to support future development of unconventional shale formations and Canadian oil sands. We believe that the development of such resources, though declining in the near term, may continue over the long term and that building this infrastructure would take a number of years, which we believe should increase demand for our services over the long term.

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

Environmental scrutiny, stringent regulatory requirements and cumbersome permitting processes caused delays of some larger pipeline projects during the past several years. These dynamics resulted in below average larger pipeline construction opportunities for us and the industry over the last few years. However, the market for larger pipeline projects, in our view, began to improve in the later part of 2013, though regulatory delays for some projects have moderated the pace of recovery. The lack of larger pipeline opportunities over the last few years has negatively impacted our Oil and Gas Infrastructure Services segment margins, in part as a result of our inability to adequately cover certain fixed costs. Margins for larger pipeline projects are also subject to significant performance risk, which can arise from adverse weather conditions, challenging geography, customer decisions and crew productivity. Our specific opportunities in the larger pipeline business are sometimes difficult to predict because of the seasonality of the bidding and construction cycles within the industry.

A number of larger pipeline projects from the Canadian oil sands and North American shale formations to refineries and other demand centers are in various stages of development. Although many of these projects are still developing, a number of projects have been awarded to us and other pipeline contractors and are moving towards construction. Given the costs and time required to bring a larger pipeline project from conception to construction, we believe many of our customers view such projects as important, strategic pieces of infrastructure, have a long-term perspective regarding their needs, and are not primarily influenced by short term commodity fluctuations. Additionally, a number of the proposed larger oil pipeline projects that are under development have already secured oil production customers under contractual arrangements, making these projects economically viable despite the decline in oil prices. There are also a number of larger natural gas pipeline projects that have been approved and are moving towards construction and others that are in development or going through the regulatory approval process. If oil and natural gas prices further decline or remain at lower levels for a prolonged period, these views may change and demand for our oil and natural gas infrastructure services could be materially impacted.

While there is risk that some of these projects will not move forward or could be delayed, we are encouraged by the proposed larger pipeline development plans and the successful progression of many larger pipeline projects, which is indicative of an improved and favorable large pipeline market over the next several years in North America. To that end, we have secured contracts for significant larger pipeline projects that will be executed in 2016 and expect our pipeline construction activity to increase meaningfully through the year. These project progressions have had a favorable impact on our backlog, and we expect additional demand for our larger pipeline services going forward.

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

Over the past several years, we have expanded our service offerings into Canada and Australia, which have different market drivers and seasonality as compared to the United States. In addition, our recent acquisitions of companies that provide pipeline logistics services to the natural gas and oil industry in the United States and specialty services to the offshore oil and gas industry further enhance the segment’s service offerings, customer base and end markets.

We also believe there are growth opportunities for some of our other pipeline services, including pipeline integrity, rehabilitation and replacement services over the long-term. The U.S. Department of Transportation has implemented regulatory legislation through the Pipeline and Hazardous Materials Safety Administration (PHMSA) relating to pipeline integrity requirements. PHMSA continues to develop, propose and implement additional safety and pipeline integrity regulation. For example, in October 2015, PHMSA proposed regulations to make critical safety improvements for hazardous liquid pipelines. The proposed regulations would strengthen requirements for operation, inspection and maintenance of hazardous liquid pipelines. In March 2016, PHMSA proposed regulations to update critical safety requirements for natural gas transmission pipelines. The proposed rule would broaden the scope of safety coverage both by adding new assessment and repair criteria for gas transmission pipelines, and by expanding these protocols to include pipelines located in areas of medium population density where an incident would pose risk to human life. The proposed rule provides pipeline operators with regulatory certainty and responds to both Congressional mandates and outside safety recommendations.

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

The oil and gas industry is highly cyclical and subject to volatility as a result of fluctuations in natural gas, natural gas liquids and oil prices. In the past, sustained periods of low prices for these products negatively impacted the development of related natural resources and infrastructure. The recent decline in prices has adversely impacted demand for some of our services, primarily infrastructure services in Australia, Canada and the Gulf of Mexico. Exploration and production companies, as well as midstream companies, have significantly reduced capital spending, and are expected to continue to operate with reduced budgets for the foreseeable future. A sustained period of lower prices, or the perceived risk of a sustained period of lower prices, may further reduce spending on exploration and production. Reduced capital spending on larger pipeline, gas gathering and compressor systems and other related infrastructure would result in less demand for our services. In particular, the demand for infrastructure services in areas where the price of oil is influential, such as Australia, the

Canadian Oil Sands, certain oil driven shale formations in the United States and offshore oil resources in the Gulf of Mexico, has been materially and adversely impacted by low oil prices. These markets could remain challenged if oil prices remain at lower levels for an extended period of time.

Overall, we remain cautiously optimistic about this segment’s operations going forward. We believe that, over the long term, the market will correct the current oversupply, and as a result, oil prices could recover to higher levels. The timing of any recovery, however, is uncertain. From a near- and medium-term perspective, we continue to believe that larger pipeline opportunities can provide strong profitability, although these projects and the profits they generate are often subject to more cyclicality and execution risk than our other service offerings. We have also taken steps to diversify our operations in this segment through other services, such as pipeline integrity, pipeline logistics, and offshore specialty services. We believe these measures, together with the potential for larger pipeline opportunities, will position us for profitable growth in this segment over the long-term.

Conclusion

Despite lower oil and natural gas prices, continuing challenges from uncertain economic conditions and restrictive regulatory requirements, including recent regulatory delays that impacted our business in 2015 and have carried forward into 2016, particularly for large electric transmission and mainline pipe projects, we continue to see potential growth opportunities in the industries we serve.

We are benefiting from utilities’ increased spending on projects to upgrade and expand their electric power transmission infrastructure to improve system reliability and to deliver renewable electricity from new generation sources to demand centers. Favorable industry legislation and regulations are also creating incentives and a positive environment for utilities to invest in their electrical infrastructure, particularly for transmission infrastructure. Additional environmental regulations concerning fossil fuel power generation emissions create opportunities for transmission lines to be updated, rebuilt or replaced due to “coal to gas” facility replacements. We also expect utilities to outsource more of their work to companies like us, due in part to the challenges associated with their aging workforce. We believe that we remain the partner of choice for many utilities in need of broad infrastructure expertise, specialty equipment and workforce resources, particularly as capital budgets and infrastructure projects have become larger and more complex.

The recent decline in oil and natural gas prices creates uncertainty and has adversely impacted demand for some of the services in our Oil and Gas Infrastructure Services segment. This dynamic could continue should natural gas and oil prices further decline or remain at lower levels for an extended period of time. However, we believe long-term dynamics create growth opportunities going forward for our oil and gas infrastructure services operations. We believe that our overall size and breadth of service offerings provide competitive advantages that allow us to leverage these potential opportunities that arise in connection with development and production of resources from North American unconventional shale formations, the Canadian oil sands and coal seam gas and unconventional shale formations in Australia. We have experienced backlog growth in 2016 driven by new larger pipeline project awards and believe there could be additional larger pipeline project activity over the next several years. We also believe that our strategy to pursue midstream gathering system opportunities in certain unconventional shale formations in the United States, as well as the anticipated increase in demand for our pipeline integrity, rehabilitation and replacement services from pipeline integrity initiatives, and other services in adjacent markets that we have gained through recent acquisitions, will create attractive growth potential for us and also further diversify our service offerings in both the near and long term.

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

Uncertainty of Forward-Looking Statements and Information

This Quarterly Report on Form 10-Q includes “forward-looking statements” reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected revenues, earnings per share, margins, capital expenditures, and other projections of operating or financial results;

•	Expectations regarding our business outlook, growth or opportunities in particular markets;

•	The expected value of contracts or intended contracts with customers;

•	Future capital allocation initiatives, including the amount, timing, availability and strategy with respect to any future stock repurchases;

•	The scope, services, term and results of any projects awarded or expected to be awarded for services to be provided by us;

•	The development of oil and natural gas larger pipeline projects and their impact on our business or demand for our services;

•	The level of oil, natural gas and natural gas liquids prices and their impact on our business or demand for our services;

•	The impact of renewable energy initiatives, including mandated state renewable portfolio standards, the economic stimulus package and other existing or potential energy legislation;

•	Potential opportunities that may be indicated by bidding activity or similar discussions with customers;

•	The potential benefits from acquisitions;

•	The expected outcome of pending or threatened litigation;

•	The business plans or financial condition of our customers;

•	Our plans and strategies;

•	The current economic and regulatory conditions and trends in the industries we serve; and

•	The effects or results of the sale of our fiber optic licensing operations.

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

•	The ability to access sufficient funding to finance desired growth and operations;

•	Our ability to obtain performance bonds;

•	Potential exposure to environmental liabilities;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	Rapid technological and structural changes that could reduce the demand for our services;

•	The impact of increased healthcare costs arising from healthcare reform legislation;

•	The impact of regulatory changes on labor costs;

•	The impact of significant fluctuations in foreign currency exchange rates;

•	The business, accounting and other effects from the sale of our fiber optic licensing operations;

•	The potential for claims or damages associated with the sale of our fiber optic licensing operations, including as a result of indemnity claims;

•	The terms of any transaction we enter into to facilitate the repurchase of shares under our stock repurchase program; and

•

The other risks and uncertainties as are described elsewhere herein and in Item 1A. Risk Factors of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 and as may be detailed from time to time in our other public filings with the SEC.

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

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and currency exchange rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015. Our primary exposure to market risk relates to unfavorable changes in concentration of credit risk, interest rates and currency exchange rates.

Credit Risk. We are subject to concentrations of credit risk related to our cash and cash equivalents and our accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high-quality investments, which primarily include interest-bearing demand deposits, money market investments and money market mutual funds with original maturities of three months or less. Although we do not currently believe the principal amounts of these investments are subject to any material risk of loss, changes in economic conditions could impact the interest income we receive from these investments. In addition, as we grant credit under normal payment terms, generally without collateral, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened as a result of the depressed economic and financial market conditions that have existed in recent years. However, we believe the concentration of credit risk related to trade accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts is limited because of the diversity of our customers. We perform ongoing credit risk assessments of our customers and financial institutions and in some cases we obtain collateral or other security from our customers.

Interest Rate Risk. As of March 31, 2016, we had no derivative financial instruments to manage interest rate risk. As such, we were exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of March 31, 2016, the fair value of our variable rate debt of $401.1 million approximated book value. Our weighted average interest rate for the three months ended March 31, 2016 was 2.00%. The annual effect on our pretax earnings of a hypothetical 50 basis point increase or decrease in variable interest rates would be approximately $2.0 million based on our March 31, 2016 balance of variable rate debt.

Foreign Currency Risk. The U.S. dollar is the functional currency for the majority of our operations, which are primarily located within the United States. The functional currency for our foreign operations, which are primarily located in Canada and Australia, is typically the currency of the country in which the foreign operating unit is located. Accordingly, our financial performance is subject to fluctuation due to changes in foreign currency exchange rates relative to the U.S. dollar. During the three months ended March 31, 2016, revenues from our foreign operations accounted for 20.6% of our consolidated revenues. Fluctuations in foreign exchange rates during the three months ended March 31, 2016 caused an approximate decrease of $32.0 million in foreign revenues compared to the three months ended March 31, 2015.

We are also subject to foreign currency risk with respect to sales, purchases and borrowings that are denominated in a currency other than the respective functional currencies of our operating units. To minimize the risk from changes in foreign currency exchange rates, we may enter into foreign currency derivative contracts to hedge our foreign currency risk on a cash flow basis. There were no outstanding foreign currency derivative contracts at March 31, 2016.

We also have foreign exchange risk related to cash and cash equivalents in foreign banks. Based on the balance of cash and cash equivalents in foreign banks of $137.0 million as of March 31, 2016, an assumed 5% adverse change to foreign exchange rates would result in a fair value decline of $6.9 million. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity.

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

As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our

Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Item 1A. Risk Factors of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report). An investment in our common stock or other equity securities involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described herein and in our 2015 Annual Report. The matters specifically identified are not the only risks and uncertainties we face, and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results, and thus the value of an investment in our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities During the First Quarter of 2016

The following table contains information about our purchases of equity securities during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)
January 1-31, 2016
Tax Withholdings (1)	—	$—
February 1-29, 2016
Tax Withholdings (1)	300,430	$20.21
March 1-31, 2016
Tax Withholdings (1)	45,535	$22.30

Total	345,965		—	$200,120,407

(1)	Includes shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock unit awards.
(2)

On August 5, 2015, we issued a press release announcing that our board of directors approved a stock repurchase program authorizing us to purchase, from time to time through February 28, 2017, up to $1.25 billion of our outstanding common stock. Repurchases under the program can be made in open market or privately negotiated transactions, including pursuant to an accelerated share repurchase arrangement, issuer repurchase plan or otherwise, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. This program does not obligate us to acquire any specific amount of common stock and may be modified or terminated by our board of directors at any time at its sole discretion and without notice. On April 12, 2016, upon final settlement of an accelerated share repurchase arrangement (the ASR) entered into in August 2015, we received 9.4 million additional shares of our common stock, representing $150.0 million paid under the ASR. After final settlement of the ASR, approximately $50.1 million remained available under the program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K filed May 25, 2011 and incorporated herein by reference)

3.2	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed January 17, 2014 and incorporated herein by reference)

3.3	Bylaws of Quanta Services, Inc., as amended and restated March 27, 2014 (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed March 31, 2014 and incorporated herein by reference)

10.1 ^	Quanta Services, Inc. Senior Leadership Annual Incentive Plan 2016 and Quanta Services, Inc. Senior Leadership Long-Term Incentive Plan 2016 (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed March 30, 2016 and incorporated herein by reference)

10.2 *^	Form of Restricted Stock Unit Award Agreement for awards with performance condition(s) to employee/consultant pursuant to the 2011 Omnibus Equity Incentive Plan

31.1 *	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2 *	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1 *	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Master Confirmation — Uncollared Accelerated Share Repurchase, dated August 7, 2015, between Quanta Services, Inc. and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed August 12, 2015 and incorporated herein by reference)

101	XBRL Instance Document
INS *

101	XBRL Taxonomy Extension Schema Document
SCH *

101	XBRL Taxonomy Extension Calculation Linkbase Document
CAL *

101	XBRL Taxonomy Extension Label Linkbase Document
LAB *

101	XBRL Taxonomy Extension Presentation Linkbase Document
PRE *

101	XBRL Taxonomy Extension Definition Linkbase Document
DEF *

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN
Derrick A. Jensen Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: May 10, 2016

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K filed May 25, 2011 and incorporated herein by reference)

3.2	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed January 17, 2014 and incorporated herein by reference)

3.3	Bylaws of Quanta Services, Inc., as amended and restated March 27, 2014 (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed March 31, 2014 and incorporated herein by reference)

10.1 ^	Quanta Services, Inc. Senior Leadership Annual Incentive Plan 2016 and Quanta Services, Inc. Senior Leadership Long-Term Incentive Plan 2016 (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed March 30, 2016 and incorporated herein by reference)

10.2 *^	Form of Restricted Stock Unit Award Agreement for awards with performance condition(s) to employee/consultant pursuant to the 2011 Omnibus Equity Incentive Plan

31.1 *	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2 *	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 *	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Master Confirmation — Uncollared Accelerated Share Repurchase, dated August 7, 2015, between Quanta Services, Inc. and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed August 12, 2015 and incorporated herein by reference)

101 INS *	XBRL Instance Document

101 SCH *	XBRL Taxonomy Extension Schema Document

101 CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB *	XBRL Taxonomy Extension Label Linkbase Document

101 PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements