Form 10-Q
period 2016-06-30
QUANTA SERVICES INC
filed 2016-08-08
CIK 1050915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

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

As of August 3, 2016, the number of outstanding shares of Common Stock of the Registrant was 144,194,115. As of the same date, 3,500,000 exchangeable shares of a Canadian subsidiary of the Registrant associated with one share of Series F Preferred Stock of the Registrant were outstanding, 449,929 exchangeable shares of a Canadian subsidiary of the Registrant associated with one share of Series G Preferred Stock of the Registrant were outstanding and an additional 2,926,113 exchangeable shares of certain other Canadian subsidiaries of the Registrant were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$162,344	$128,771
Accounts receivable, net of allowances of $2,719 and $5,226	1,384,554	1,621,133
Costs and estimated earnings in excess of billings on uncompleted contracts	466,476	317,745
Inventories	74,976	75,285
Prepaid expenses and other current assets	156,037	134,585

Total current assets	2,244,387	2,277,519
Property and equipment, net of accumulated depreciation of $824,108 and $755,272	1,160,870	1,101,959
Other assets, net	93,033	76,333
Other intangible assets, net of accumulated amortization of $283,889 and $264,674	203,256	205,074
Goodwill	1,595,555	1,552,658

Total assets	$5,297,101	$5,213,543

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$5,603	$7,067
Accounts payable and accrued expenses	811,521	782,134
Billings in excess of costs and estimated earnings on uncompleted contracts	388,314	399,230
Current liabilities of discontinued operations	2,651	15,313

Total current liabilities	1,208,089	1,203,744
Long-term debt and notes payable, net of current maturities	401,119	475,364
Deferred income taxes	200,683	186,491
Insurance and other non-current liabilities	284,036	260,129

Total liabilities	2,093,927	2,125,728

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 228,951,159 and 227,898,509 shares issued, and 144,194,115 and 152,907,166 shares outstanding	2	2
Exchangeable Shares, no par value, 6,876,042 shares issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Series G Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	3,676,910	3,497,740
Retained earnings	1,714,756	1,677,698
Accumulated other comprehensive loss	(231,020)	(294,689)
Treasury stock, 84,757,044 and 74,991,343 common shares, at cost	(1,960,325)	(1,795,257)

Total stockholders’ equity	3,200,323	3,085,494
Non-controlling interests	2,851	2,321

Total equity	3,203,174	3,087,815

Total liabilities and equity	$5,297,101	$5,213,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$1,792,430	$1,872,340	$3,506,167	$3,733,726
Cost of services (including depreciation)	1,592,213	1,644,835	3,102,637	3,268,315

Gross profit	200,217	227,505	403,530	465,411
Selling, general and administrative expenses	156,607	149,923	315,131	295,386
Amortization of intangible assets	8,141	8,731	15,636	17,024

Operating income	35,469	68,851	72,763	153,001
Interest expense	(3,583)	(1,675)	(7,172)	(3,075)
Interest income	641	319	1,157	772
Equity in losses of unconsolidated affiliates	(378)	(314)	(559)	(314)
Other income (expense), net	(725)	(134)	(463)	(346)

Income from continuing operations before income taxes	31,424	67,047	65,726	150,038
Provision for income taxes	14,695	31,584	28,138	62,185

Net income from continuing operations	16,729	35,463	37,588	87,853
Net income from discontinued operations	—	14,102	—	19,897

Net income	16,729	49,565	37,588	107,750
Less: Net income attributable to non-controlling interests	167	3,456	530	8,157

Net income attributable to common stock	$16,562	$46,109	$37,058	$99,593

Amounts attributable to common stock:
Net income from continuing operations	$16,562	$32,007	$37,058	$79,696
Net income from discontinued operations	—	14,102	—	19,897

Net income attributable to common stock	$16,562	$46,109	$37,058	$99,593

Earnings per share attributable to common stock — basic and diluted:
Continuing operations	$0.11	$0.15	$0.23	$0.37
Discontinued operations	—	0.07	—	0.09

Net income attributable to common stock	$0.11	$0.22	$0.23	$0.46

Shares used in computing earnings per share:
Weighted average basic shares outstanding	156,128	213,047	159,577	214,257

Weighted average diluted shares outstanding	156,130	213,059	159,579	214,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$16,729	$49,565	$37,588	$107,750
Other comprehensive income (loss), net of tax provision:
Foreign currency translation adjustment, net of tax of $0, $0, $0 and $0	3,083	14,897	63,669	(74,052)
Other, net of tax of $0, $(3), $0 and $(2)	—	8	—	3

Other comprehensive income (loss)	3,083	14,905	63,669	(74,049)

Comprehensive income	19,812	64,470	101,257	33,701
Less: Comprehensive income attributable to non-controlling interests	167	3,456	530	8,157

Total comprehensive income attributable to Quanta stockholders	$19,645	$61,014	$100,727	$25,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cash Flows from Operating Activities of Continuing Operations:
Net income	$16,729	$49,565	$37,588	$107,750
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations —
Income from discontinued operations	—	(14,102)	—	(19,897)
Depreciation	42,759	41,030	83,929	80,428
Amortization of intangible assets	8,141	8,731	15,636	17,024
Equity in losses of unconsolidated affiliates	378	314	559	314
Amortization of debt issuance costs	338	273	678	546
(Gain) loss on sale of property and equipment	654	(7)	547	(110)
Foreign currency loss	558	523	668	713
Provision for (recovery of) doubtful accounts	56	126	(927)	704
Deferred income tax provision (benefit)	(7,858)	280	(5,142)	992
Non-cash stock-based compensation	9,503	9,714	23,222	19,185
Tax impact of stock-based equity awards	(122)	(3)	(122)	(4)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	105,399	17,779	264,394	137,652
Costs and estimated earnings in excess of billings on uncompleted contracts	(82,456)	(3,281)	(134,923)	(66,769)
Inventories	(2,256)	(9,869)	2,281	(12,991)
Prepaid expenses and other current assets	(13,513)	(7,270)	(11,687)	(9,576)
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	32,808	22,235	3,092	51,446
Billings in excess of costs and estimated earnings on uncompleted contracts	(48,465)	(7,551)	(12,527)	(14,569)
Other, net	3,875	(2,363)	(999)	(7,086)

Net cash provided by operating activities of continuing operations	66,528	106,124	266,267	285,752

Cash Flows from Investing Activities of Continuing Operations:
Proceeds from sale of property and equipment	5,165	7,733	10,254	9,015
Additions of property and equipment	(60,855)	(62,493)	(108,550)	(120,997)
Cash paid for acquisitions, net of cash acquired	(35)	(37,936)	(39,710)	(72,669)
Investments in and return of equity from unconsolidated affiliates	(3,163)	(1,784)	(5,388)	(2,593)
Cash received from (paid for) other investments, net	503	2,871	1,080	3,193
Cash withdrawn from restricted cash	42	—	42	214
Cash paid for intangibles	—	(211)	—	(211)

Net cash used in investing activities of continuing operations	(58,343)	(91,820)	(142,272)	(184,048)

Cash Flows from Financing Activities of Continuing Operations:
Borrowings under credit facility	696,572	625,286	1,350,988	772,742
Payments under credit facility	(696,668)	(528,741)	(1,426,271)	(632,684)
Payments on other long-term debt	(692)	(959)	(5,547)	(1,359)
Payments on short-term debt	—	(4,248)	(4,711)	(5,170)
Distributions to non-controlling interests	—	(2,500)	—	(5,003)
Tax impact of stock-based equity awards	122	3	122	4
Exercise of stock options	163	278	214	354
Repurchase of common stock	—	(172,279)	—	(354,279)

Net cash used in financing activities of continuing operations	(503)	(83,160)	(85,205)	(225,395)

Discontinued operations:
Net cash provided by operating activities	—	11,432	—	21,031
Net cash used in investing activities	(437)	(13,517)	(6,080)	(21,181)

Net cash used in discontinued operations	(437)	(2,085)	(6,080)	(150)
Effect of foreign exchange rate changes on cash and cash equivalents	(216)	834	863	(1,247)
Net increase (decrease) in cash and cash equivalents	7,029	(70,107)	33,573	(125,088)
Cash and cash equivalents, beginning of period	155,315	135,534	128,771	190,515

Cash and cash equivalents, end of period	$162,344	$65,427	$162,344	$65,427

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for —
Interest paid related to continuing operations	$(3,066)	$(1,422)	$(5,507)	$(2,610)
Income taxes paid related to continuing operations	$(27,038)	$(37,837)	$(33,524)	$(50,241)
Income taxes paid related to discontinued operations	$(437)	$(39)	$(6,080)	$(244)
Income tax refunds related to continuing operations	$785	$10,293	$1,679	$10,738

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

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $162.3 million and $128.8 million as of June 30, 2016 and December 31, 2015. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which are carried at fair value. At June 30, 2016 and December 31, 2015, cash equivalents were $5.7 million and $1.4 million, and consisted primarily of money market investments and money market mutual funds and are discussed further in Fair Value Measurements below. As of June 30, 2016 and December 31, 2015, cash and cash equivalents held in domestic bank accounts were approximately $13.4 million and $16.1 million, and cash and cash equivalents held in foreign bank accounts were approximately $148.9 million and $112.7 million. As of June 30, 2016 and December 31, 2015, cash and cash equivalents held by Quanta’s investments in joint ventures, which are either consolidated or proportionately consolidated, were approximately $17.8 million and $24.9 million, of which $13.4 million and $11.9 million related to domestic joint ventures. Cash and cash equivalents held by the joint ventures are available to support the operations of the related joint ventures, and Quanta does not have access to that cash for its other operations. Under the terms of the partnership agreements, Quanta generally has no right to the joint ventures’ cash other than participating in distributions and in the event of dissolution.

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

in the assessment of the allowance for doubtful accounts are certain judgments and estimates regarding, among other factors, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions, the ongoing relationship with the customer and uncertainties related to the resolution of disputed matters. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect Quanta’s ability to collect amounts due from them. As of June 30, 2016 and December 31, 2015, Quanta had allowances for doubtful accounts on current receivables of approximately $2.7 million and $5.2 million. Long-term accounts receivable are included within other assets, net on the consolidated balance sheets.

Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of June 30, 2016 and December 31, 2015 were approximately $221.0 million and $250.1 million, and were included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months were included in other assets, net, and as of June 30, 2016 and December 31, 2015 were $4.4 million and $4.5 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At June 30, 2016 and December 31, 2015, the balances of unbilled receivables included in accounts receivable were approximately $228.0 million and $233.6 million.

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

If an operating unit experiences prolonged periods of declining revenues, operating margins or both, it may be at risk of failing step one of the goodwill impairment test. Certain operating units have experienced declines over the short-term due to challenging macroeconomic conditions in certain geographic areas, the decline in oil prices which has negatively impacted customer spending, project delays and constrained customer capital spending as a result of an increasingly complex regulatory and permitting environment. Certain operating units within our Oil and Gas Infrastructure Services segment that primarily operate within the midstream and smaller-scale transmission market have continued to be negatively impacted by these factors. While no interim impairment charges were recorded during the six months ended June 30, 2016, Quanta will continue to monitor these conditions and others to determine if it is necessary to perform step one of the fair-value based impairment test for one or more operating units prior to the annual impairment assessment.

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

During the fourth quarter of 2015, Quanta recorded an impairment charge of $12.1 million related to customer relationships, trade names and non-compete agreement intangible assets. These intangible asset impairments primarily resulted from lower forecasted oil and gas services revenues for Quanta’s Gulf of Mexico operations and certain operations in Australia, due to the extended low commodity price environment. The two reporting units impacted also had related goodwill impairments, as discussed above, and are in Quanta’s Oil and Gas Infrastructure Services Division.

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

During the six months ended June 30, 2016, Quanta experienced performance issues on an ongoing power plant project in Alaska that resulted in the revision of its estimate of total costs necessary to complete this project. During the first six months of 2016 and as the project was planned to transition from final construction and testing to the commissioning phase, the project was negatively impacted by further third party engineering deficiencies that caused changes to Quanta’s planned scope of work and by performance failures by other

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

contractors operating onsite. These issues resulted in higher than expected production costs and a related impact on production sequencing. In addition to these items, late in the second quarter of 2016 Quanta also experienced a claimed force majeure event which disrupted the project and Quanta provided the customer and its insurance providers with a notice of force majeure in order to seek schedule relief and cost recovery from disruptions. Quanta is also in the process of developing potential claims for damages that may have resulted from the third party engineering and other contractor performance issues; however, no revenues or cost recovery have been reflected in Quanta’s estimate of total project losses at June 30, 2016. The increase in estimated costs resulted in the recognition of a project loss of $30.5 million during the three months ended June 30, 2016. Project losses were $51.8 million during the six months ended June 30, 2016. At June 30, 2016, this project had a contract value of $201 million and was approximately 90% complete. This project is expected to be substantially completed near the end of the third quarter of 2016. As this project continues through the final construction and commissioning phases, it is possible that additional performance issues or other unforeseen circumstances could occur and result in the recognition of additional losses on this project; however, such amounts cannot currently be estimated.

Quanta’s operating results for the three and six months ended June 30, 2016 were negatively impacted by 9.2% and 6.7% as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2015. Operating results for the three and six months ended June 30, 2016 included losses from the power plant construction project in Alaska mentioned above, offset by numerous individually immaterial changes in project profitability generally due to better than expected performance for projects that were ongoing at year-end. Quanta’s operating results for the three and six months ended June 30, 2015 were impacted by less than 5% as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2014. Operating results for the three and six months ended June 30, 2015 included losses of $31.8 million and $48.2 million related to three projects as a result of increased costs associated with performance and site related factors that adversely impacted production. These projects included the ongoing power plant construction project in Alaska, an electric transmission project in Canada that was substantially completed in the third quarter of 2015, and a directional drilling project in Canada that was substantially completed in the fourth quarter of 2015. Operating results for the three and six months ended June 30, 2015 were impacted by positive changes in estimates of $8.5 million and $21.0 million as a result of better than expected performance on an electric transmission project in the United States that was substantially completed in the second quarter of 2015.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of June 30, 2016 and December 31, 2015, Quanta had approximately $106.0 million and $137.2 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business. These aggregate contract price adjustments represent management’s best estimate of additional contract revenues which have been earned and which management believes are probable of collection. The amounts ultimately realized by Quanta upon final acceptance by its customers could be higher or lower than such estimated amounts; however, such amounts cannot currently be estimated.

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

As of June 30, 2016, the total amount of unrecognized tax benefits relating to uncertain tax positions was $57.9 million, an increase from December 31, 2015 of $3.4 million. This increase in unrecognized tax benefits resulted primarily from a $1.9 million increase due to tax positions expected to be taken for 2016 and a $1.9 million increase due to tax positions of an acquired company taken in periods prior to the acquisition. Quanta is currently under examination by the Internal Revenue Service (IRS) for tax years 2010, 2011 and 2012, and the federal statute of limitations for examination of all subsequent years remains open. Additionally, certain subsidiaries are under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $25.9 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.

U.S. federal and state and foreign income tax laws and regulations are voluminous and are often ambiguous. As such, Quanta is required to make many subjective assumptions and judgments regarding its tax positions that could materially affect amounts recognized in its future consolidated balance sheets and statements of operations and comprehensive income.

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

Self-Insurance

Quanta is insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Under these programs, the deductibles for general liability and auto liability are $10.0 million per occurrence, the

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

deductible for workers’ compensation is $5.0 million per occurrence, and the deductible for employer’s liability is $1.0 million per occurrence. Quanta is generally self-insured for all claims that do not exceed the amount of the applicable deductible. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $400,000 per claimant per year.

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

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of variable rate debt also approximates fair value. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents were categorized as Level 1 assets at June 30, 2016 and December 31, 2015, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

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

In June 2016, the FASB issued an update that will change the way companies measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update will require companies to use an “expected loss” model for instruments measured at amortized cost and to record allowances for available-for-sale (AFS) debt securities rather than reduce the carrying amounts. The update will also require disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. Companies will apply this standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted for annual reporting periods beginning after December 15, 2018. Quanta is currently evaluating the potential impact

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

of this authoritative guidance on its consolidated financial statements and will adopt this guidance by January 1, 2020.

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

The following represents a reconciliation of the major classes of line items constituting income from discontinued operations related to Quanta’s fiber optic licensing operations (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Major classes of line items constituting pretax income from discontinued operations:
Revenues	$25,692	$51,262
Expenses:
Cost of services (including depreciation)	10,896	21,711
Selling, general and administrative expenses	5,106	9,881
Amortization of intangible assets	413	825

Other income (expense) items that are not major	9	10

Income before taxes of discontinued operations	9,286	18,855
Provision for income taxes related to discontinued operations	(4,816)	(1,042)

Net income from discontinued operations as presented in the statements of operations	$14,102	$19,897

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

There were no assets or non-current liabilities associated with fiber optic licensing operations at June 30, 2016 or December 31, 2015. The following represents a reconciliation of the carrying amounts of major classes of current liabilities of fiber optic licensing operations (in thousands):

	June 30, 2016	December 31, 2015
Carrying amounts of major classes of liabilities of discontinued operations:
Current liabilities:
Accounts payable and accrued expenses	$2,651	$15,313

Total current liabilities of discontinued operations	$2,651	$15,313

5.	ACQUISITIONS:

2016 Acquisitions

During the first quarter of 2016, Quanta completed three acquisitions. The results of two of the acquired companies are generally included in Quanta’s Electric Power Infrastructure Services segment. These companies included a full service medium- and high-voltage powerline contracting company located in the United States and a telecommunications company located in Canada. Quanta also acquired a pipeline service contractor located in the United States, the results of which are generally included in Quanta’s Oil and Gas Infrastructure Services segment. The aggregate consideration for these acquisitions consisted of approximately $42.2 million paid or payable in cash, subject to certain adjustments, and contingent consideration payments of up to $35 million, which will be paid if certain financial targets are achieved. Based on the estimated fair value of this contingent consideration, Quanta recorded a $15.4 million liability. As these transactions were effective during the first quarter of 2016, the results have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable Quanta to further enhance its service offerings in the United States and Canada.

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

2016 and 2015 Acquisitions

Quanta is in the process of finalizing its assessments of the fair values of the acquired assets and assumed liabilities related to businesses acquired subsequent to June 30, 2015, and further adjustments to the purchase price allocations may occur. Quanta expects to complete the purchase accounting process as soon as practicable but no later than one year from the respective acquisition dates with possible updates primarily related to certain tax estimates. The aggregate purchase consideration related to the businesses acquired in 2015 subsequent to June 30, 2015 was preliminarily allocated to acquired assets and assumed liabilities, which resulted in a preliminary allocation of approximately $19.4 million of net tangible assets, $26.4 million of goodwill and $10.2 million of other intangible assets. Additionally, the aggregate purchase consideration related to the first quarter 2016 acquisitions was preliminarily allocated to acquired assets and assumed liabilities, which resulted in a preliminary allocation of approximately $23.2 million of net tangible assets, $26.1 million of goodwill and $8.3 million of other intangible assets.

The following table summarizes the aggregate consideration paid or payable as of June 30, 2016 for the 2016 and 2015 acquisitions and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates. This allocation requires a significant use of estimates and is based on information that was available to management at the time these consolidated financial statements were prepared (in thousands).

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Goodwill represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed. The 2016 and 2015 acquisitions strategically expanded Quanta’s Canadian, Australian and domestic electric power and oil and gas service offerings, which Quanta believes contributes to the recognition of the goodwill. In connection with the 2016 acquisitions, goodwill of $5.8 million was recorded for the businesses acquired that were included within Quanta’s Electric Power Infrastructure Services Division and $20.3 million was recorded for the business acquired that was included within Quanta’s Oil and Gas Infrastructure Services Division on the dates of acquisition. In connection with the 2015 acquisitions, goodwill of $31.2 million was recorded for the businesses acquired that were included within Quanta’s Electric Power Infrastructure Services Division and $20.4 million was recorded for businesses included within Quanta’s Oil and Gas Infrastructure Services Division on the dates of acquisition. Goodwill of approximately $0.4 million is expected to be deductible for income tax purposes related to the businesses acquired in the first six months of 2016, and goodwill of approximately $33.9 million is expected to be deductible for income tax purposes related to the businesses acquired in 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$1,792,430	$1,916,000	$3,513,472	$3,835,457
Gross profit	$200,217	$235,282	$403,682	$484,237
Selling, general and administrative expenses	$156,607	$154,023	$315,817	$305,998
Amortization of intangible assets	$8,141	$9,910	$15,792	$19,648
Net income from continuing operations	$16,729	$37,053	$37,069	$91,347
Net income from continuing operations attributable to common stock	$16,562	$33,597	$36,539	$83,190
Earnings per share from continuing operations attributable to common stock — basic and diluted	$0.11	$0.16	$0.23	$0.39

The pro forma combined results of operations for the three and six months ended June 30, 2016 and 2015 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2016

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

acquisitions as if they occurred January 1, 2015. The pro forma combined results of operations for the three and six months ended June 30, 2015 have also been prepared by adjusting the historical results of Quanta to include the historical results of the 2015 acquisitions as if they occurred January 1, 2014. These pro forma combined historical results were also adjusted for the following: a reduction of interest expense as a result of the repayment of outstanding indebtedness of the acquired businesses, a reduction of interest income as a result of the cash consideration paid net of cash received, an increase in amortization expense due to the incremental intangible assets recorded related to the 2016 and 2015 acquisitions, an increase or decrease in depreciation expense within cost of services related to the net impact of adjusting acquired property and equipment to the acquisition date fair value and conforming depreciable lives with Quanta’s accounting policies, an increase in the number of outstanding shares of Quanta common stock and exchangeable shares and certain reclassifications to conform the acquired companies’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from the 2016 and 2015 acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

Revenues of approximately $18.9 million and income before taxes of approximately $1.5 million were included in Quanta’s consolidated results of operations for the three months ended June 30, 2016 related to the three 2016 acquisitions following their respective dates of acquisition. Revenues of approximately $24.5 million and a loss before taxes of approximately $1.0 million were included in Quanta’s consolidated results of operations for the six months ended June 30, 2016 related to the three 2016 acquisitions following their respective dates of acquisition.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Infrastructure Services Division	Oil and Gas Infrastructure Services Division	Total
Balance at December 31, 2015:
Goodwill	$1,226,245	$366,306	$1,592,551
Accumulated impairment	—	(39,893)	(39,893)

	1,226,245	326,413	1,552,658
Goodwill acquired during 2016	5,829	20,287	26,116
Purchase price allocation adjustments (1)	—	(214)	(214)
Foreign currency translation adjustments	10,702	6,293	16,995

Balance at June 30, 2016:
Goodwill	1,242,776	392,964	1,635,740
Accumulated impairment	—	(40,185)	(40,185)

	$1,242,776	$352,779	$1,595,555

(1)

Adjustments represent changes in deferred tax liability estimates and would have had no impact on the consolidated financial statements in prior periods had these adjustments been booked at the respective acquisition dates.

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

Quanta’s intangible assets subject to amortization and the remaining weighted average amortization periods related to such assets were as follows (in thousands except for weighted average amortization periods, which are in years):

	As of			As of			As of
	June 30, 2016			December 31, 2015			June 30, 2016
	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$247,198	$(101,744)	$145,454	$236,731	$(90,840)	$145,891	9.1
Backlog	133,623	(131,086)	2,537	130,818	(126,954)	3,864	0.8
Trade names	54,547	(11,313)	43,234	51,192	(9,525)	41,667	18.0
Non-compete agreements	29,280	(24,890)	4,390	28,560	(23,507)	5,053	3.3
Patented rights and developed technology	22,497	(14,856)	7,641	22,447	(13,848)	8,599	4.5

Total intangible assets subject to amortization	$487,145	$(283,889)	$203,256	$469,748	$(264,674)	$205,074	10.6

Amortization expense for intangible assets was $8.1 million and $8.7 million for the three months ended June 30, 2016 and 2015 and $15.6 million and $17.0 million for the six months ended June 30, 2016 and 2015.

The estimated future aggregate amortization expense of intangible assets subject to amortization as of June 30, 2016 is set forth below (in thousands):

For the Fiscal Year Ending December 31,
Remainder of 2016	$15,288
2017	25,203
2018	24,394
2019	22,363
2020	21,046
Thereafter	94,962

Total	$203,256

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 are illustrated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amounts attributable to common stock:
Net income from continuing operations	$16,562	$32,007	$37,058	$79,696
Net income from discontinued operations	—	14,102	—	19,897

Net income attributable to common stock	$16,562	$46,109	$37,058	$99,593

Weighted average shares:
Weighted average shares outstanding for basic earnings per share	156,128	213,047	159,577	214,257
Effect of dilutive stock options	2	12	2	12

Weighted average shares outstanding for diluted earnings per share	156,130	213,059	159,579	214,269

For purposes of calculating diluted earnings per share, there were no adjustments required to derive Quanta’s net income attributable to common stock. Outstanding exchangeable shares that were issued pursuant to certain of Quanta’s historical acquisitions (as further discussed in Note 9), which are exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in weighted average shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015. Weighted average shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2016 were reduced by the additional shares received in settlement of Quanta’s accelerated share repurchase arrangement (as further described in Note 9) as of April 12, 2016.

8.	DEBT OBLIGATIONS:

Quanta’s long-term debt obligations consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Borrowings under credit facility	$398,028	$466,850
Other long-term debt, interest rates ranging from 3.5% to 4.3%	3,917	5,401
Capital leases, interest rates ranging from 2.5% to 6.2%	4,777	5,351

Total long-term debt obligations	406,722	477,602
Less — Current maturities of long-term debt	5,603	2,238

Total long-term debt obligations, net of current maturities	$401,119	$475,364

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Quanta’s current maturities of long-term debt and short-term borrowings consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Short-term borrowings	$—	$4,829
Current maturities of long-term debt	5,603	2,238

Current maturities of long-term debt and short-term borrowings	$5,603	$7,067

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

As of June 30, 2016, Quanta had approximately $317.3 million of outstanding letters of credit and bank guarantees, $217.6 million of which were denominated in U.S. dollars and $99.7 million of which were denominated in Australian or Canadian dollars. Quanta also had $398.0 million of outstanding revolving loans under the credit facility, $300.0 million of which were denominated in U.S. dollars and $98.0 million of which were denominated in Canadian dollars. The remaining $1.09 billion was available for revolving loans or issuing new letters of credit or bank guarantees. Information on borrowings under Quanta’s credit facility and the applicable interest rates during the three and six months ended June 30, 2016 and 2015 is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Maximum amount outstanding during the period	$465,599	$330,473	$518,607	$330,473
Average daily amount outstanding under the credit facility	$426,172	$171,638	$449,101	$132,213
Weighted-average interest rate	2.17%	2.01%	2.08%	2.13%

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement). The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on Quanta’s assets. The credit agreement allows cash payments for dividends and stock repurchases subject to compliance with the following requirements (after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100.0 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of June 30, 2016, Quanta was in compliance with all of the covenants in the credit agreement.

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

As of June 30, 2016, both shares of the Preferred Stock remained outstanding and 6,876,042 exchangeable shares remained outstanding, of which 3,949,929 were associated with the Preferred Stock.

Treasury Stock

Under the stock incentive plans described in Note 10, the tax withholding obligations of employees upon vesting of restricted stock awards and RSUs settled in common stock are typically satisfied by Quanta making such tax payments and withholding a number of vested shares having a value on the date of vesting equal to the tax withholding obligation. For the settlement of these employee tax liabilities, Quanta withheld 352,061 and 345,083 shares of Quanta common stock during the six months ended June 30, 2016 and 2015, with a total market value of $7.2 million and $9.9 million. These shares and the related costs to acquire them were accounted for as adjustments to the balance of treasury stock. Under Delaware corporate law, treasury stock is not counted for quorum purposes or entitled to vote.

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

As of April 12, 2016, after final settlement of the ASR, Quanta had repurchased 54.3 million shares of its common stock at a cost of $1.20 billion under the 2015 Repurchase Program, and approximately $50.1 million remained available under the 2015 Repurchase Program.

Non-controlling Interests

Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Quanta has determined that certain of these joint ventures are VIEs, with Quanta providing the majority of the infrastructure services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. Management has concluded that Quanta is the primary beneficiary of each of the joint ventures determined to be VIEs and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as non-controlling interests in the condensed consolidated financial statements. Income attributable to the other joint venture members in the amounts of $0.2 million and $3.5 million for the three months ended June 30, 2016 and 2015 and $0.5 million and $8.2 million for the six months ended June 30, 2016 and 2015 has been accounted for as a reduction of net income in deriving net income attributable to common stock. Equity in the consolidated assets and liabilities of these joint ventures that is attributable to the other joint venture members has been accounted for as non-controlling interests within total equity in the accompanying balance sheets.

The carrying value of the investments held by Quanta in all of its VIEs was approximately $2.9 million and $2.3 million at June 30, 2016 and December 31, 2015. The carrying value of investments held by the non-controlling interests in these variable interest entities at June 30, 2016 and December 31, 2015 was $2.9 million and $2.3 million. During the three months ended June 30, 2016 and 2015, distributions to non-controlling interests were none and $2.5 million. During the six months ended June 30, 2016 and 2015, distributions to non-controlling interests were none and $5.0 million. There were no other changes in equity as a result of transfers to/from the non-controlling interests during the six months ended June 30, 2016 or 2015. See Note 11 for further disclosures related to Quanta’s joint venture arrangements.

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

Restricted Stock and RSUs to be Settled in Common Stock

During each of the three months ended June 30, 2016 and 2015, Quanta granted 0.1 million of RSUs to be settled in common stock under the Plans with weighted average grant date fair values of $23.59 and $29.96. During the six months ended June 30, 2016 and 2015, Quanta granted 1.8 million and 1.2 million of RSUs to be settled in common stock under the Plans with weighted average grant date fair values of $22.11 and $27.90. The grant date fair value for awards of restricted stock and RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. Restricted stock and RSU awards to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs in equal installments over a two-year or three-year period following the date of grant. During the restriction period, holders of restricted stock are entitled to vote and receive dividends on such shares.

During each of the three months ended June 30, 2016 and 2015, vesting activity consisted of 0.1 million of shares of restricted stock and RSUs settled in common stock with an approximate fair value at the time of vesting of $1.1 million and $2.3 million. During the six months ended June 30, 2016 and 2015, vesting activity consisted of 1.3 million and 1.1 million of shares of restricted stock and RSUs settled in common stock with an approximate fair value at the time of vesting of $26.4 million and $33.8 million.

During the three months ended June 30, 2016 and 2015, Quanta recognized $8.5 million and $9.0 million on non-cash stock compensation expense related to restricted stock and RSUs to be settled in common stock. During the six months ended June 30, 2016 and 2015, Quanta recognized $21.7 million and $17.8 million in non-cash stock compensation expense related to restricted stock and RSUs to be settled in common stock. As of June 30, 2016, there was approximately $44.0 million of total unrecognized compensation cost related to unvested restricted stock and RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 1.97 years.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

During the three months ended June 30, 2016 and 2015, Quanta granted 0.1 million and no performance units to be settled in common stock under the 2011 Plan, with a weighted average grant date fair value of $24.11 for the performance units granted during the three months ended June 30, 2016. During the six months ended June 30, 2016 and 2015, Quanta granted 0.3 million and 0.2 million performance units to be settled in common stock under the 2011 Plan, with a weighted average grant date fair value of $22.86 and $28.16. The grant date fair value for awards of performance units to be settled in common stock is based on the market value of Quanta common stock on the date of grant applied to the total number of shares that Quanta anticipates will fully vest. This fair value is expensed ratably over the vesting term and is adjusted for fair value changes, so that the expense recognized for each award is equivalent to the fair value of the final number of earned and vested performance units. During the three months ended June 30, 2016 and 2015, Quanta recognized $1.0 million and $0.7 million in compensation expense associated with performance units to be settled in common stock. During the six months ended June 30, 2016 and 2015, Quanta recognized $1.5 million and $1.4 million in compensation expense associated with performance units to be settled in common stock. No performance units vested, and no shares of common stock were issued in connection with performance units, during the three and six months ended June 30, 2016 and 2015, as applicable performance periods had not yet concluded.

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

Compensation expense related to RSUs to be settled in cash was $1.4 million and $1.2 million for the three months ended June 30, 2016 and 2015 and $2.9 million and $2.5 million for the six months ended June 30, 2016 and 2015. Such expense is recorded in selling, general and administrative expenses. RSUs that are anticipated to be settled in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $2.4 million and $1.6 million to settle liabilities related to cash-settled RSUs in the three months ended June 30, 2016 and 2015 and $3.4 million and $2.5 million to settle liabilities related to cash-settled RSUs in the six months ended June 30, 2016 and 2015. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $2.2 million and $2.7 million at June 30, 2016 and December 31, 2015.

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

During the fourth quarter of 2014, a limited partnership in which Quanta is a partner was selected for an engineering, procurement and construction (EPC) electric transmission project to construct approximately 500 kilometers of transmission line and two 500 kV substations. Quanta will provide turnkey EPC services for the entire project. As of June 30, 2016, Quanta had made aggregate contributions to this unconsolidated affiliate of $8.4 million and had received $2.3 million as a return of capital. Also as of June 30, 2016, Quanta had outstanding additional capital commitments associated with investments in an unconsolidated affiliate related to this project as follows (in thousands):

Capital Commitments
Year Ending December 31 —
Remainder of 2016	$6,852
2017 (1)	33,199
2018	—
2019	24,511

Total capital commitments associated with investments in an unconsolidated affiliate related to an EPC electrical transmission project	$64,562

(1)	A return of capital from unconsolidated affiliates of approximately $43.8 million is anticipated in August 2017 and is not included in these amounts.

Additionally, as of June 30, 2016, Quanta had outstanding capital commitments associated with investments in unconsolidated affiliates related to planned oil and gas infrastructure projects of approximately $5.0 million, $0.9 million of which is expected to be paid in the third quarter of 2016. Quanta is unable to determine the exact timing of the remaining $4.1 million of these capital commitments but anticipates them to be paid by June 30, 2017.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of June 30, 2016 (in thousands):

Operating Leases
Year Ending December 31 —
Remainder of 2016	$55,908
2017	78,221
2018	56,538
2019	34,412
2020	19,433
Thereafter	26,281

Total minimum lease payments	$270,793

Rent expense related to operating leases was approximately $58.4 million and $50.9 million for the three months ended June 30, 2016 and 2015 and approximately $114.8 million and $100.2 million for the six months ended June 30, 2016 and 2015.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta has agreed to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At June 30, 2016, the maximum guaranteed residual value was approximately $538.7 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Expenditures

Quanta has capital commitments for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of June 30, 2016, Quanta issued approximately $3.6 million of production orders with expected delivery dates in 2016. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that these orders will be assigned to third party leasing companies and made available to Quanta under certain of its master equipment lease agreements, thereby releasing Quanta from its capital commitments.

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

At June 30, 2016 and December 31, 2015, one customer accounted for approximately 18% and 12% of Quanta’s consolidated net position. The services provided to this customer related primarily to Quanta’s Electric Power Infrastructure Services segment. No customers represented 10% or more of Quanta’s revenues for the three and six months ended June 30, 2016 and 2015, and no other customers represented 10% or more of Quanta’s consolidated net position as of June 30, 2016 or December 31, 2015.

Self-Insurance

As discussed in Note 2, Quanta is insured for employer’s liability, group health, general liability, auto liability and workers’ compensation claims. As of June 30, 2016 and December 31, 2015, the gross amount accrued for insurance claims totaled $212.9 million and $209.0 million with $158.2 million and $153.5 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of June 30, 2016 and December 31, 2015 were $9.2 million and $8.6 million, of which $0.6 million and $0.6 million were included in prepaid expenses and other current assets and $8.6 million and $8.0 million were included in other assets, net.

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

As of June 30, 2016, Quanta had $317.3 million in outstanding letters of credit and bank guarantees under its credit facility to secure its casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2016 and 2017. Upon maturity, it is expected that the majority of the letters of credit related to the casualty insurance program will be renewed for subsequent one-year periods.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. These performance bonds expire at various times ranging from mechanical completion of the related projects to a period extending beyond contract completion in certain circumstances, and as such a determination of maximum potential amounts outstanding requires the use of certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of Quanta’s bonded operating activity. As of June 30, 2016, the total amount of the outstanding performance bonds was estimated to be approximately $2.7 billion. Quanta’s estimated maximum exposure as it relates to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of its commitments under the performance bonds generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $667 million as of June 30, 2016.

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

The ultimate liability associated with the complete withdrawal of Quanta’s subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. In March 2014, the Central States Plan provided revised estimates indicating that the total withdrawal liability based on certain withdrawal scenarios from 2011 through 2014 could range between $40.1 million and $55.4 million, which Quanta believes to be the range of reasonably possible loss for this matter. Additionally, based on those estimates and allowing for the exclusion of amounts believed by management to have been improperly included in such estimates, Quanta recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within the range communicated to Quanta by the Central States Plan. Given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the expense Quanta had recognized through June 30, 2016. Although Quanta disputes the total liability owed to the Central States Plan, it continues to make monthly payments according to the terms of the January 2016 Notice and Demand while the parties determine the final withdrawal liability. As of June 30, 2016, Quanta had made payments totaling $13.7 million toward the withdrawal liability assessment.

2013 Central States Plan Withdrawal Liability. On October 9, 2013, Quanta acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of acquisition. Prior to the acquisition, the Central States Plan issued a Notice and Demand to the acquired company claiming a withdrawal liability in the total amount of $6.9 million and requiring payments to be made on this assessment while the dispute is ongoing. In connection with the acquisition, Quanta recorded an initial liability of $4.8 million related to this withdrawal liability, and approximately $2.1 million of the purchase price for the acquired company was deposited into an escrow account to fund any withdrawal obligation in excess of the initial liability recorded. In January 2016, the Central States Plan issued a revised Notice and Demand claiming withdrawal liability in the amount of $4.8 million. Although Quanta continues to dispute the total liability owed to the Central States Plan, it continues to make monthly payments according to the terms of this revised Notice and Demand while the parties determine the final withdrawal liability. As of June 30, 2016, payments totaling $3.1 million had been made toward the withdrawal liability assessment.

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

Indemnities

Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Additionally, in connection with certain acquisitions and dispositions, Quanta has indemnified various parties against specified liabilities that those parties might incur in the future. The indemnities under acquisition or disposition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of June 30, 2016, except as otherwise set forth above in Legal Proceedings, Quanta does not believe any material liabilities for claims exist against it in connection with any of these indemnity obligations.

In the normal course of Quanta’s acquisition transactions, Quanta obtains rights to indemnification from the sellers or former owners of acquired companies for certain risks, liabilities and obligations arising from their prior operations, such as performance, operational, safety, workforce or tax issues, some of which Quanta may not have discovered during due diligence. However, the indemnities may not cover all of Quanta’s exposure for such pre-acquisition matters and the indemnitors may be unwilling or unable to pay the amounts owed to Quanta. Accordingly, Quanta may incur expenses for which it is not reimbursed. Quanta is currently in the process of identifying certain pre-acquisition obligations associated with non-U.S. payroll taxes that may be due from a business acquired by Quanta in 2013. As of June 30, 2016, Quanta recorded $11.4 million as its best estimate of the pre-acquisition tax obligations and a corresponding indemnification asset, as management expects to recover from the indemnity counterparties any amounts that Quanta may be required to pay in connection with any such obligations.

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

Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Electric Power Infrastructure Services	$1,159,087	$1,222,324	$2,346,089	$2,462,616
Oil and Gas Infrastructure Services	633,343	650,016	1,160,078	1,271,110

Consolidated	$1,792,430	$1,872,340	$3,506,167	$3,733,726

Operating income (loss):
Electric Power Infrastructure Services	$75,934	$88,027	$163,258	$197,019
Oil and Gas Infrastructure Services	11,899	35,981	17,740	60,128
Corporate and non-allocated costs	(52,364)	(55,157)	(108,235)	(104,146)

Consolidated	$35,469	$68,851	$72,763	$153,001

Depreciation:
Electric Power Infrastructure Services	$22,937	$22,072	$45,882	$42,989
Oil and Gas Infrastructure Services	17,254	16,783	33,055	33,252
Corporate and non-allocated costs	2,568	2,175	4,992	4,187

Consolidated	$42,759	$41,030	$83,929	$80,428

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

Foreign Operations

During the three months ended June 30, 2016 and 2015, Quanta derived $335.6 million and $359.2 million of its revenues from foreign operations. During the six months ended June 30, 2016 and 2015, Quanta derived $688.0 million and $892.7 million of its revenues from foreign operations. Of Quanta’s foreign revenues, approximately 67% and 84% was earned in Canada during the three months ended June 30, 2016 and 2015 and approximately 73% and 86% was earned in Canada during the six months ended June 30, 2016 and 2015. In addition, Quanta held property and equipment of $334.1 million and $317.6 million in foreign countries, primarily Canada, as of June 30, 2016 and December 31, 2015.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

13.	SUBSEQUENT EVENTS:

Acquisitions

During the third quarter of 2016, Quanta has completed two acquisitions. Quanta acquired an electrical infrastructure services company located in Australia and a utility contracting company located in Canada. The results of these businesses will generally be included in Quanta’s Electric Power Infrastructure Services segment. The aggregate consideration paid or payable for these acquisitions was approximately $34.3 million, subject to certain adjustments and certain contingent consideration payments of up to $4.5 million, which may be paid if certain financial targets are achieved. At Quanta’s election, a portion of the consideration and any contingent consideration may include shares of Quanta common stock. As these transactions were closed during the third quarter of 2016, the results will be included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable Quanta to further enhance its electric power infrastructure service offerings in Australia and Canada.

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

We report our results under two reportable segments: (1) Electric Power Infrastructure Services and (2) Oil and Gas Infrastructure Services. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the six months ended June 30, 2016 were approximately $3.51 billion, of which 66.9% was attributable to the Electric Power Infrastructure Services segment and 33.1% to the Oil and Gas Infrastructure Services segment.

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

Our backlog represents the amount of consolidated revenues that we expect to realize from future work under construction contracts, long-term maintenance contracts and master service agreements (MSAs). These estimates include revenues from the remaining portion of firm orders not yet completed and on which work has not yet begun, as well as revenues from change orders, renewal options, and funded and unfunded portions of government contracts to the extent that they are reasonably expected to occur. For purposes of calculating backlog, we include 100% of estimated revenues attributable to consolidated joint ventures and variable interest entities (VIEs). The following table presents our total backlog by reportable segment as of June 30, 2016 and December 31, 2015, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of June 30, 2016		Backlog as of December 31, 2015
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services	$3,270,243	$6,347,190	$3,307,837	$6,312,947
Oil and Gas Infrastructure Services	2,437,586	3,408,477	1,900,845	3,073,950

Total	$5,707,829	$9,755,667	$5,208,682	$9,386,897

Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues, regulatory requirements and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts may be terminated, typically upon 30 to 90 days’ notice, even if we are not in default under the contract. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends inherent in current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. In addition, many of our MSAs are subject to renewal options. As of June 30, 2016 and December 31, 2015, MSAs accounted for approximately 41% and 45% of our estimated 12 month backlog and approximately 50% of total backlog. There can be no assurance as to our customers’ actual requirements or that our estimates are accurate.

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

We and our customers continue to operate in a fluid business environment, with gradual improvement in the United States economy, yet continuing uncertainty in the marketplace overall. Significant decreases in oil and natural gas prices since mid-2014 have adversely impacted certain of our end markets. The decline in oil prices has negatively impacted the Canadian economy in particular due to the influence of the energy industry on the country’s economy, which in turn has adversely impacted both our electric power and oil and gas infrastructure services operations in Canada. However, we believe our Canadian operations have stabilized, and there are additional signs of recovery. These economic conditions have negatively affected our financial condition, results of operations and cash flows in the past and may continue to do so in the future. We are closely monitoring our customers and the effect that changes in economic and market conditions have or may have on them. Certain of our customers have reduced or delayed spending in recent years, which we attribute primarily to regulatory and permitting hurdles and negative economic and market conditions, and we anticipate that these issues may continue to affect demand for some of our services in the near term. As mentioned previously, there have been significant decreases in oil prices and natural gas prices since mid-2014. We have experienced a decrease in demand for some of our services, primarily infrastructure services in Australia, Canada and the Gulf of Mexico, as a result of low oil prices. Further declines in prices or continued low prices could result in further reduction of our customers’ capital spending on large pipeline and/or other midstream infrastructure, such as gathering systems and other related infrastructure, resulting in less demand for our services. We believe that most of our customers, many of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long term. You should read Outlook and Understanding Margins for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

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

Size, scope and complexity of projects. We may experience a decrease or fluctuations in margins when larger, more complex electric transmission and pipeline projects across the industries we serve experience significant delays. Larger projects with higher voltage capacities, larger diameter throughput capacities, increased construction or design complexities, more difficult terrain requirements or longer distance requirements typically yield opportunities for higher margins as we assume a greater degree of performance risk and allow for a higher degree of utilization of our resources for longer construction time-frames. Conversely, smaller or less complex electric transmission and pipeline projects typically provide lower margin opportunities as there are a higher number of competitors that are capable of performing in this market and as competitors more aggressively pursue available volumes of work to absorb fixed costs. A greater mix of smaller scale or less complex electric transmission and pipeline work also could negatively impact margins due to the inefficiency of transitioning between a higher volume of smaller projects versus the continuous production on fewer larger projects. Our margins may be further impacted by delays in the timing of larger projects or temporary decreases in capital spending by our customers, as we may choose to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we are strategically positioned to deliver on larger, more complicated electric transmission or pipeline projects when they move forward.

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

Consolidated Results

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Revenues	$1,792,430	100.0%	$1,872,340	100.0%	$3,506,167	100.0%	$3,733,726	100.0%
Cost of services (including depreciation)	1,592,213	88.8	1,644,835	87.8	3,102,637	88.5	3,268,315	87.5

Gross profit	200,217	11.2	227,505	12.2	403,530	11.5	465,411	12.5
Selling, general and administrative expenses	156,607	8.7	149,923	8.0	315,131	9.0	295,386	7.9
Amortization of intangible assets	8,141	0.5	8,731	0.5	15,636	0.4	17,024	0.5

Operating income	35,469	2.0	68,851	3.7	72,763	2.1	153,001	4.1
Interest expense	(3,583)	(0.2)	(1,675)	(0.1)	(7,172)	(0.2)	(3,075)	(0.1)
Interest income	641	—	319	—	1,157	—	772	—
Equity in losses of unconsolidated affiliates	(378)	—	(314)	—	(559)	—	(314)	—
Other income (expense), net	(725)	—	(134)	—	(463)	—	(346)	—

Income from continuing operations before income taxes	31,424	1.8	67,047	3.6	65,726	1.9	150,038	4.0
Provision for income taxes	14,695	0.9	31,584	1.7	28,138	0.8	62,185	1.6

Net income from continuing operations	16,729	0.9	35,463	1.9	37,588	1.1	87,853	2.4
Net income from discontinued operations	—	—	14,102	0.7	—	—	19,897	0.5

Net income	16,729	0.9	49,565	2.6	37,588	1.1	107,750	2.9
Less: Net income attributable to non-controlling interests	167	—	3,456	0.1	530	—	8,157	0.2

Net income attributable to common stock	$16,562	0.9%	$46,109	2.5%	$37,058	1.1%	$99,593	2.7%

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenues. Revenues decreased $79.9 million, or 4.3%, to $1.79 billion for the three months ended June 30, 2016. This decrease was primarily attributable to a decrease in electric power infrastructure services revenues resulting from reduced customer spending associated with larger electric transmission projects as customers in this industry continue to face heightened regulatory and environmental requirements from state and federal agencies and more stringent permitting processes with various regional system operators. This increased regulatory environment impacted the timing of existing projects and delayed the development of other necessary infrastructure projects, which had a corresponding negative impact on the level of demand for our services. Also contributing to the decrease were lower oil and gas infrastructure services revenues due to fluctuations in larger pipeline project timing and regulatory delays comparable to those in our Electric Power Infrastructure Services segment. To a lesser extent, oil and gas infrastructure services revenues were also negatively impacted by project delays due to forest fires in Alberta, Canada. In addition, revenues contributed by our international operations were negatively impacted by approximately $14 million due to less favorable foreign currency translation rates as compared to the prior year period, calculated on a constant currency basis, primarily attributable to the strengthening of the U.S. dollar against the Canadian dollar. Partially offsetting these decreases for the three months ended June 30, 2016 was the favorable impact of approximately $40 million in revenues generated by acquired companies, primarily in the Electric Power Infrastructure Services segment.

Gross profit. Gross profit decreased $27.3 million, or 12.0%, to $200.2 million for the three months ended June 30, 2016. Gross profit as a percentage of revenues decreased to 11.2% for the three months ended June 30, 2016 from 12.2% for the three months ended June 30, 2015. The reduction in gross profit and gross profit as a percentage of revenues was primarily due to the previously mentioned decrease in revenues from larger pipeline projects and larger electric transmission projects, which typically yield higher margins. Gross profit from oil and gas infrastructure services was also negatively impacted by increased project costs associated with challenging site conditions and project completion efforts on certain pipeline projects that were ongoing during the second quarter of 2016. In addition, margins continued to be negatively impacted as competitors more aggressively pursued volumes of work to absorb fixed costs. Gross profit and gross profit as a percentage of revenues were also negatively impacted by additional project losses of $30.5 million related to a power plant construction project in Alaska during the three months ended June 30, 2016, which is discussed further in the results of operations for the Electric Power Infrastructure Services segment, compared to project losses of $25.1 million during the three months ended June 30, 2015 related to the same power plant construction project in Alaska and an electric transmission project in Canada completed in the third quarter of 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $6.7 million, or 4.5%, to $156.6 million for the three months ended June 30, 2016. This increase was primarily attributable to $2.8 million in higher costs associated with ongoing technology and business development initiatives and $2.2 million in incremental general and administrative costs associated with acquired companies. Selling, general and administrative expenses as a percentage of revenues increased to 8.7% for the three months ended June 30, 2016 from 8.0% for the three months ended June 30, 2015. This increase was due primarily to the impact of lower overall revenues for the three months ended June 30, 2016.

Amortization of intangible assets. Amortization of intangible assets decreased $0.6 million to $8.1 million for the three months ended June 30, 2016. This decrease was primarily due to reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized, partially offset by increased amortization of intangible assets associated with acquired companies.

Interest expense. Interest expense increased $1.9 million to $3.6 million for the three months ended June 30, 2016 due to increased borrowing activity and a higher weighted average interest rate during the second quarter of 2016.

Provision for income taxes. The provision for income taxes was $14.7 million for the three months ended June 30, 2016, with an effective tax rate of 46.8%. The provision for income taxes was $31.6 million for the three months ended June 30, 2015, with an effective tax rate of 47.1%. The effective tax rate was primarily impacted by a lower proportion of income before taxes from international jurisdictions, which are generally taxed at lower statutory rates. Additionally, losses were incurred in jurisdictions where tax benefits are not anticipated to be realized. Also impacting the tax rate was a reduction in the annual expected tax benefits from foreign restructurings. The period ended June 30, 2015 included a $5.0 million negative impact of an increase in the Alberta provincial statutory income tax rate effective as of June 1, 2015, which required a remeasurement of certain cumulative deferred tax assets and liabilities.

Other comprehensive income. Other comprehensive income, net of taxes was a gain of $3.1 million in the three months ended June 30, 2016 compared to a gain of $14.9 million in the three months ended June 30, 2015. These gains were primarily due to favorable foreign currency exchange rates related to the weakening of the U.S. dollar against the Canadian dollar at June 30, 2016 as compared to March 31, 2016 and the weakening of the U.S. dollar against the Canadian and Australian dollars at June 30, 2015 as compared to March 31, 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Revenues. Revenues decreased $227.6 million, or 6.1%, to $3.51 billion for the six months ended June 30, 2016. This decrease was primarily attributable to a decrease in revenues from electric power infrastructure services revenues resulting from reduced customer spending associated with larger electric transmission projects as customers in this industry continue to face heightened regulatory and environmental requirements from state and federal agencies and more stringent permitting processes with various regional system operators. This increased regulatory environment impacted the timing of existing projects and delayed the development of other necessary infrastructure projects, which had a corresponding negative impact on the level of demand for our services. Also contributing to the decrease in revenues were lower oil and gas infrastructure services revenues due to fluctuations in larger project timing and regulatory delays comparable to those in our Electric Power Infrastructure Services segment. To a lesser extent, oil and gas infrastructure services revenues were negatively impacted by project delays due to forest fires in Alberta, Canada and reduced demand for services due to lower oil prices and their impact on customer spending. In addition, revenues contributed by our international operations were negatively impacted by approximately $46 million due to less favorable foreign currency translation rates as compared to the prior year period, primarily attributable to the strengthening of the U.S. dollar against the Canadian dollar. Partially offsetting these decreases for the six months ended June 30, 2016 was the favorable impact of approximately $70 million in revenues generated by acquired companies, primarily in the Electric Power Infrastructure Services segment.

Gross profit. Gross profit decreased $61.9 million, or 13.3%, to $403.5 million for the six months ended June 30, 2016. Gross profit as a percentage of revenues decreased to 11.5% for the six months ended June 30, 2016 from 12.5% for the six months ended June 30, 2015. The reduction in gross profit and gross profit as a percentage of revenues was primarily due to the previously mentioned decrease in revenues from larger pipeline projects and larger electric transmission projects, which typically yield higher margins. Gross profit from oil and gas infrastructure services was also negatively impacted by increased project costs associated with challenging site conditions and project completion efforts on certain pipeline projects that were ongoing during the second quarter of 2016. In addition, margins continued to be negatively impacted as competitors more aggressively pursued volumes of work to absorb fixed costs. Gross profit and gross profit as a percentage of revenues were also impacted by project losses of $51.8 million related to a power plant construction project in Alaska during the six months ended June 30, 2016, which is discussed further in the results of operations for the Electric Power Infrastructure Services segment, compared to project losses of $41.3 million during the six months ended June 30, 2015 related to the same power plant construction project in Alaska and an electric transmission project in Canada completed in the third quarter of 2015. These decreases were partially offset by improved performance from ongoing projects due to more favorable weather and increased productivity compared to the six months ended June 30, 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $19.7 million, or 6.7%, to $315.1 million for the six months ended June 30, 2016. This increase was primarily attributable to $6.3 million in severance costs associated with the departure of Quanta’s former president and chief executive officer and severance and restructuring costs primarily associated with certain operations within the Oil and Gas Infrastructure Services segment during the first quarter of 2016, $5.8 million in incremental general and administrative costs associated with acquired companies, and $4.9 million in higher costs associated with ongoing technology and business development initiatives. Selling, general and administrative expenses as a percentage of revenues increased to 9.0% for the three months ended June 30, 2016 from 7.9% for the six months ended June 30, 2015. This increase was primarily due to the severance and restructuring costs and the impact of lower overall revenues for the six months ended June 30, 2016.

Amortization of intangible assets. Amortization of intangible assets decreased $1.4 million to $15.6 million for the six months ended June 30, 2016. This decrease was primarily due to reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized, partially offset by increased amortization of intangible assets associated with acquired companies.

Interest expense. Interest expense increased $4.1 million to $7.2 million for the six months ended June 30, 2016 primarily due to increased borrowing activity during the six months ended June 30, 2016.

Provision for income taxes. The provision for income taxes was $28.1 million for the six months ended June 30, 2016, with an effective tax rate of 42.8%. The provision for income taxes was $62.2 million for the six months ended June 30, 2015, with an effective tax rate of 41.4%. The higher effective tax rate for the six months ended June 30, 2016 was primarily due to a lower proportion of income before taxes from international operations, which are taxed at lower statutory rates. Additionally, losses were incurred in jurisdictions where tax benefits are not anticipated to be realized. Also impacting the tax rate was a reduction in the annual expected tax benefits from foreign restructurings. The period ended June 30, 2015 included a $5.0 million negative impact of an increase in the Alberta provincial statutory income tax rate, effective as of June 1, 2015, which required a remeasurement of certain cumulative deferred tax assets and liabilities.

Other comprehensive income. Other comprehensive income, net of taxes was a gain of $63.7 million in the six months ended June 30, 2016 compared to a loss of $74.0 million in the six months ended June 30, 2015. This was primarily due to favorable foreign currency exchange rates related to the weakening of the U.S. dollar against the Canadian dollar at June 30, 2016 as compared to December 31, 2015, whereas there were less favorable foreign currency exchange rates related to the strengthening of the U.S. dollar against the Canadian and Australian dollars at June 30, 2015 compared to December 31, 2014.

Segment Results

The following table sets forth segment revenues and segment operating income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Revenues:
Electric Power Infrastructure Services	$1,159,087	64.7%	$1,222,324	65.3%	$2,346,089	66.9%	$2,462,616	66.0%
Oil and Gas Infrastructure Services	633,343	35.3	650,016	34.7	1,160,078	33.1	1,271,110	34.0

Consolidated revenues from external customers	$1,792,430	100.0%	$1,872,340	100.0%	$3,506,167	100.0%	$3,733,726	100.0%

Operating income (loss):
Electric Power Infrastructure Services	$75,934	6.6%	$88,027	7.2%	$163,258	7.0%	$197,019	8.0%
Oil and Gas Infrastructure Services	11,899	1.9	35,981	5.5	17,740	1.5	60,128	4.7
Corporate and non-allocated costs	(52,364)	N/A	(55,157)	N/A	(108,235)	N/A	(104,146)	N/A

Consolidated operating income	$35,469	2.0%	$68,851	3.7%	$72,763	2.1%	$153,001	4.1%

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Electric Power Infrastructure Services Segment Results

Revenues for this segment decreased $63.2 million, or 5.2%, to $1.16 billion for the three months ended June 30, 2016. This decrease was primarily a result of reduced customer spending associated with larger electric transmission projects as customers in this industry continue to face heightened regulatory and environmental requirements from state and federal agencies and more stringent permitting processes with various regional system operators. This increased regulatory environment impacted the timing of existing projects and delayed the development of other necessary infrastructure projects, which had a corresponding negative impact on the level of demand for our services. As a result, revenues during the second quarter of 2016 were negatively impacted compared to the second quarter of 2015, which included higher levels of revenues from larger transmission projects that were nearing completion and which were not ongoing during the second quarter of 2016. Revenues in the second quarter of 2016 also declined as a result of less favorable foreign currency exchange rates in the three months ended June 30, 2016, which negatively impacted our international operations by $8 million and were primarily attributable to the strengthening of the U.S. dollar against the Canadian dollar. Partially offsetting these decreases was the contribution of approximately $30 million in revenues from acquired companies.

Operating income decreased $12.1 million, or 13.7%, to $75.9 million for the three months ended June 30, 2016. Operating income as a percentage of segment revenues decreased to 6.6% for the three months ended June 30, 2016 from 7.2% for the three months ended June 30, 2015. These decreases were primarily due to the negative impact of lower revenues from large electric transmission projects, which typically yield higher margins, and a corresponding increase in lower margin revenues from smaller scale transmission work. This change in revenue mix also resulted in increased inefficiencies associated with transitioning between smaller projects that are not experienced during continuous production on larger projects and underutilization of certain large transmission resources during the three months ended June 30, 2016. In addition, margins continued to be negatively impacted as competitors more aggressively pursued volumes of work to absorb fixed costs. Operating income and operating income as a percentage of revenues were also negatively impacted by project losses of $30.5 million related to a power plant construction project in Alaska during the three months ended June 30, 2016 compared to project losses of $25.1 million during the three months ended June 30, 2015 related to the same power plant construction project in Alaska and an electric transmission project in Canada completed in the third quarter of 2015.

The project losses related to the Alaska power plant construction project recognized during the three months ended June 30, 2016 were primarily due to performance issues encountered on the project and a claimed force majeure event that disrupted the commissioning phase of the project near the end of the second quarter of 2016 that resulted in the revision of our estimate of the total costs necessary to complete this project. During the second quarter and as the project was planned to transition from final construction and testing to the commissioning phase, the project was negatively impacted by further third party engineering deficiencies that caused changes to the planned scope of work and by performance failures by other contractors operating onsite to adequately perform during the second quarter of 2016. These issues resulted in higher than expected production costs associated with quality deficiencies and a related impact on production sequencing. Late in the second quarter Quanta also experienced a claimed force majeure event which disrupted the project and Quanta provided the customer and its insurance providers with a notice of force majeure in order to seek schedule relief and cost recovery from the disruptions. Quanta is also in the process of developing potential claims for damages that may have resulted from the third party engineering and other contractor performance issues; however, no revenues or cost recovery has been reflected in Quanta’s estimate of total project losses at June 30, 2016. At June 30, 2016, this project had a contract value of $201 million and was approximately 90% complete. This project is expected to be substantially completed near the end of the third quarter of 2016. As this project continues through the final construction and commissioning phases, it is possible that additional performance issues or other unforeseen circumstances could occur and result in the recognition of additional losses on this project; however, such amounts cannot currently be estimated.

Oil and Gas Infrastructure Services Segment Results

Revenues for this segment decreased $16.7 million, or 2.6%, to $633.3 million for the three months ended June 30, 2016. This decrease was primarily a result of fluctuations in the timing of certain larger diameter pipeline projects due to regulatory and permitting delays, as customers in this industry continue to face heightened regulatory and environmental requirements that caused certain project start dates to shift into the second half of the year as a result of delays associated with state and federal permitting processes. To a lesser extent, revenues were negatively impacted by project delays due to the forest fires in Alberta, Canada. The revenues contributed from our international operations were negatively impacted by approximately $6 million as a result of less favorable foreign currency exchange rates in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily attributable to the strengthening of the U.S. dollar against the Canadian dollar. These decreases were partially offset by increased activity from distribution services, as well as the contribution of approximately $10 million of revenues from acquired companies.

Operating income decreased $24.1 million, or 66.9%, to $11.9 million for the three months ended June 30, 2016. Operating income as a percentage of segment revenues decreased to 1.9% for the three months ended June 30, 2016 from 5.5% for the three months ended June 30, 2015. These decreases were primarily due to the decrease in revenues from larger pipeline projects discussed above, which typically yield higher margins, and certain larger pipeline projects that were scheduled to begin in the second quarter of 2016 experienced delayed start dates into the second half of 2016 related to final permitting processes, which negatively impacted resource utilization. Also negatively impacting operating income and operating income as a percentage of revenues were higher costs associated with challenging site conditions on an ongoing transmission project in Canada and customer requests for additional project completion efforts on a U.S. transmission project that was substantially completed in 2015. While we intend to pursue potential claims for additional compensation that may be due from our customer for certain site challenges encountered during the second quarter of 2016, recovery on any such claims is not included in our estimate of total contract value at June 30, 2016.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended June 30, 2016 decreased $2.8 million to $52.4 million as compared to the quarter ended June 30, 2015 primarily due to a decrease in acquisition and integration costs associated with current lower levels of activity.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Electric Power Infrastructure Services Segment Results

Revenues for this segment decreased $116.5 million, or 4.7%, to $2.35 billion for the six months ended June 30, 2016. This decrease was primarily a result of reduced customer spending associated with larger electric transmission projects as customers in this industry continue to face heightened regulatory and environmental requirements from state and federal agencies and more stringent permitting processes with various regional system operators. This increased regulatory environment impacted the timing of existing projects and delayed the development of other necessary infrastructure projects, which had a corresponding negative impact on the level of demand for our services. Revenues also declined as a result of less favorable foreign currency exchange rates in the six months ended June 30, 2016, which negatively impacted our international operations by approximately $26 million and were primarily attributable to the strengthening of the U.S. dollar against the Canadian dollar. Partially offsetting these decreases were the contributions of approximately $55 million in revenues from acquired companies and $10.2 million in higher emergency restoration services revenues.

Operating income decreased $33.8 million, or 17.1%, to $163.3 million for the six months ended June 30, 2016. Operating income as a percentage of segment revenues decreased to 7.0% for the six months ended June 30, 2016 from 8.0% for the six months ended June 30, 2015. These decreases were primarily due to the negative impact of lower revenues from large electric transmission projects, which typically yield higher margins, and a corresponding increase in lower margin revenues from smaller scale transmission work. This change in revenue mix also resulted in increased inefficiencies associated with transitioning between smaller projects that are not experienced during continuous production on larger projects and underutilization of certain large transmission resources during the six months ended June 30, 2016. In addition, margins continue to be negatively impacted as competitors more aggressively pursued volumes of work to absorb fixed costs. These decreases were partially offset by improved performance from ongoing projects, as we experienced more favorable weather and increased productivity compared to the six months ended June 30, 2015. Operating income and operating income as a percentage of revenues were also negatively impacted by project losses of $51.8 million related to the power plant construction project in Alaska during the six months ended June 30, 2016 compared to project losses of $41.3 million during the six months ended June 30, 2015 related to the same power plant construction project in Alaska and an electric transmission project in Canada completed in the third quarter of 2015.

The project losses related to the Alaska power plant construction project recognized during the three months ended June 30, 2016 were primarily due to performance issues encountered on the project and a claimed force majeure event that disrupted the commissioning phase of the project near the end of the second quarter of 2016 that resulted in the revision of our estimate of the total costs necessary to complete this project. During the first six months of 2016 and as the project was planned to transition from final construction and testing to the commissioning phase, our productivity was negatively impacted by further third party engineering deficiencies that caused changes to the planned scope of work and by performance failures by other contractors operating onsite. These issues resulted in higher than expected production costs and a related impact on production sequencing. Late in the second quarter of 2016 Quanta also experienced a claimed force majeure event which disrupted the project and Quanta provided the customer and its insurance providers with a notice of force majeure in order to seek schedule relief and cost recovery from the disruptions. Quanta is also in the process of developing potential claims for damages that may have resulted from the third party engineering and other contractor performance issues; however, no revenues or cost recovery have been reflected in Quanta’s estimate of total project losses at June 30, 2016. At June 30, 2016, this project had a contract value of $201 million and was approximately 90% complete. This project is expected to be substantially completed near the end of the third quarter of 2016. As this project continues through the final construction and commissioning phases, it is possible that additional performance issues or other unforeseen circumstances could occur and result in the recognition of additional losses on this project; however, such amounts cannot currently be estimated.

Oil and Gas Infrastructure Services Segment Results

Revenues for this segment decreased $111.0 million, or 8.7%, to $1.16 billion for the six months ended June 30, 2016. This decrease was primarily a result of fluctuations in the timing of certain larger diameter pipeline projects due to regulatory and permitting delays, as customers in this industry continue to face heightened regulatory and environmental requirements that have caused certain project start dates to shift into the second half of the year as a result of delays associated with state and federal permitting processes. To a lesser extent, revenues were negatively impacted by project delays due to forest fires in Alberta, Canada and reduced demand for services due to lower oil prices and their impact on customer spending. The revenues contributed from our international operations were negatively impacted by approximately $20.0 million as a result of less favorable foreign currency exchange rates in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily attributable to the strengthening of the U.S. dollar against the Canadian dollar. These decreases were partially offset by the increased activity from distribution services, as well as the contribution of approximately $15 million in revenues from acquired companies.

Operating income decreased $42.4 million, or 70.5%, to $17.7 million for the six months ended June 30, 2016. Operating income as a percentage of segment revenues decreased to 1.5% for the six months ended June 30, 2016 from 4.7% for the six months ended June 30, 2015. These decreases were primarily due to the previously mentioned decrease in revenues from larger pipeline projects discussed above, as these projects typically yield higher margins, and certain larger pipeline projects that were scheduled to begin in the second quarter of 2016 experienced delayed start dates into the second half of 2016 related to final permitting processes, which negatively impacted resource utilization. Operating income and operating income as a percentage of revenues were also negatively impacted by challenging site conditions associated with an ongoing transmission project in Canada and customer requests for additional project completion efforts on a transmission project in the U.S. that was substantially completed in 2015. While we intend to pursue potential claims for additional compensation from our customer for certain site challenges encountered during the second quarter of 2016, recovery on any such claims is not included in our estimate of total contract value at June 30, 2016. Also contributing to the decrease in operating income and operating income as a percentage of revenues was the negative impact of approximately $2 million in severance and restructuring costs recognized during the three months ended March 31, 2016.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the six months ended June 30, 2016 increased $4.1 million to $108.2 million as compared to the six months ended June 30, 2015. This increase was primarily due to $4.0 million in costs associated with the departure of Quanta’s former president and chief executive officer recognized during the three months ended March 31, 2016.

Liquidity and Capital Resources

Cash Requirements

Our cash and cash equivalents totaled $162.3 million and $128.8 million as of June 30, 2016 and December 31, 2015. As of June 30, 2016 and December 31, 2015, cash and cash equivalents held in domestic bank accounts were approximately $13.4 million and $16.1 million, and cash and cash equivalents held in foreign bank accounts were approximately $148.9 million and $112.7 million. As of June 30, 2016 and December 31, 2015, cash and cash equivalents held by our investments in joint ventures, which are either consolidated or proportionately consolidated, were approximately $17.8 million and $24.9 million, of which $13.4 million and $11.9 million related to domestic joint ventures. Cash and cash equivalents held by the joint ventures are available to support the operations of the related joint ventures, and we do not have access to that cash for our other operations. Under the terms of the partnership agreements, we generally have no right to the joint ventures’ cash other than participating in distributions and in the event of dissolution.

We were in compliance with the covenants under our credit agreement at June 30, 2016. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. Capital expenditures related to continuing operations are expected to total $200 million to $220 million for 2016, of which we have spent approximately $108.6 million through June 30, 2016.

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

Sources and Uses of Cash

As of June 30, 2016, we had cash and cash equivalents of $162.3 million and working capital of $1.04 billion. We also had $317.3 million of outstanding letters of credit and bank guarantees, $217.6 million of which was denominated in U.S. dollars and $99.7 million of which was denominated in Australian or Canadian dollars. We also had $398.0 million of outstanding revolving loans under our credit facility, $300.0 million of which was denominated in U.S. dollars and $98.0 million of which was denominated in Canadian dollars. As of June 30, 2016, our $1.810 billion senior secured revolving credit facility, which matures on December 18, 2020, had $1.09 billion available for revolving loans or issuing new letters of credit or bank guarantees.

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

Operating activities of continuing operations provided net cash of $66.5 million during the three months ended June 30, 2016 as compared to $106.1 million provided during the three months ended June 30, 2015. The decrease in cash flows from operating activities of continuing operations for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was primarily due to less favorable operating results.

Operating activities of continuing operations provided net cash of $266.3 million during the six months ended June 30, 2016 as compared to $285.8 million provided during the six months ended June 30, 2015. The decrease in cash flows from operating activities of continuing operations for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily due to lower operating results in the current year period and the receipt of a cash payment in the amount of $65 million in the six months ended June 30, 2015 from settlement of an arbitration proceeding involving certain contract price adjustments. Also impacting cash flow from operations of continuing operations in the six months ended June 30, 2015 was a reduction in income tax payments as a result of the $102.5 million charge to selling, general and administrative expense in 2014 related to certain receivables and its impact on estimated tax payments.

Days sales outstanding (DSO) as of June 30, 2016 was 74 days, as compared to 85 days at June 30, 2015. This decrease was primarily due to favorable billing terms for certain large projects ongoing in 2016 as compared to projects ongoing in 2015. DSO is calculated by using the sum of current accounts receivable, net of allowance

(which includes retainage and unbilled balances), plus costs and estimated earnings in excess of billings on uncompleted contracts less billings in excess of costs and estimated earnings on uncompleted contracts, divided by average revenues per day during the quarter.

Investing Activities

During the three months ended June 30, 2016, investing activities of continuing operations used net cash of $58.3 million as compared to $91.8 million used in the three months ended June 30, 2015. Investing activities of continuing operations in the second quarter of 2016 included $60.9 million used for capital expenditures, partially offset by $5.2 million of proceeds from the sale of property and equipment. Investing activities of continuing operations in the second quarter of 2015 included $62.5 million used for capital expenditures and $37.9 million used in connection with acquisitions, partially offset by $7.7 million of proceeds from the sale of property and equipment.

During the six months ended June 30, 2016, investing activities of continuing operations used net cash of $142.3 million as compared to $184.0 million used in the six months ended June 30, 2015. Investing activities of continuing operations in the six months ended June 30, 2016 included $108.6 million used for capital expenditures and $39.7 million used in connection with acquisitions, partially offset by $10.3 million of proceeds from the sale of property and equipment. Investing activities of continuing operations in the six months ended June 30, 2015 included $121.0 million used for capital expenditures and $72.7 million used in connection with acquisitions, partially offset by $9.0 million of proceeds from the sale of property and equipment.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or magnitude of the potential cash outlays for these initiatives.

Financing Activities

During the three months ended June 30, 2016, net cash used in financing activities of continuing operations was $0.5 million as compared to net cash used of $83.2 million in the three months ended June 30, 2015. Financing activities of continuing operations in the three months ended June 30, 2015 included $172.3 million of common stock repurchases under our stock repurchase program, partially offset by $96.5 million of net borrowings under our credit facility.

During the six months ended June 30, 2016, net cash used in financing activities of continuing operations was $85.2 million as compared to net cash used of $225.4 million in the six months ended June 30, 2015. Financing activities of continuing operations in the six months ended June 30, 2016 included $75.3 million of net repayments under our credit facility. Financing activities of continuing operations in the six months ended June 30, 2015 included $354.3 million of common stock repurchases under our stock repurchase program, partially offset by $140.1 million of net borrowings under our credit facility.

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

As of June 30, 2016, we had repurchased 54.3 million shares of our common stock at a cost of $1.20 billion under the 2015 Repurchase Program, and approximately $50.1 million remained available under the 2015 Repurchase Program.

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

As of June 30, 2016, we had approximately $317.3 million of outstanding letters of credit and bank guarantees, $217.6 million of which were denominated in U.S. dollars and $99.7 million of which were denominated in Australian and Canadian dollars. We also had $398.0 million of outstanding revolving loans under the credit facility, $300.0 million of which were denominated in U.S. dollars and $98.0 million of which were denominated in Canadian dollars. The remaining $1.09 billion was available for revolving loans or issuing new letters of credit or bank guarantees.

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement). The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on our assets. The credit agreement allows cash payments for dividends and stock repurchases subject to compliance with the following requirements (after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100.0 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of June 30, 2016, we were in compliance with all of the covenants in the credit agreement.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of June 30, 2016, the maximum guaranteed residual value was approximately $538.7 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of June 30, 2016, we had $317.3 million in outstanding letters of credit and bank guarantees to secure our casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2016 and 2017. Upon maturity, it is expected that the majority of the letters of credit related to the casualty insurance program will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of the lenders that are party to our credit agreement, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. Subject to certain conditions and consistent with terms of our credit agreement, these security interests will be automatically released if we maintain a credit rating that meets two of the following three conditions: (i) a corporate credit rating that is BBB- or higher by Standard & Poor’s Rating Services, (ii) a corporate family rating that is Baa3 or higher by Moody’s Investors Services, Inc. or (iii) a corporate credit rating that is BBB- or higher by Fitch Ratings, Inc. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of June 30, 2016, the total amount of outstanding performance bonds was estimated to be approximately $2.7 billion. Our estimated maximum exposure as it relates to the value of performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of our commitments under the performance bonds generally extinguishes concurrently with the expiration of our related contractual obligation. The estimated cost to complete these bonded projects was approximately $667 million as of June 30, 2016.

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

Contractual Obligations

As of June 30, 2016, our future contractual obligations were as follows (in thousands):

	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Long-term debt - principal (1)	$401,945	$205	$3,712	$—	$—	$398,028	$—
Long-term debt - cash interest (2)	56	42	14	—	—	—	—
Operating lease obligations	270,793	55,908	78,221	56,538	34,412	19,433	26,281
Capital lease and related interest obligations (3)	4,777	878	1,727	1,470	702	—	—
Equipment purchase commitments	3,595	3,595	—	—	—	—	—
Capital commitment related to investments in unconsolidated affiliates (4)	65,438	7,728	33,199	—	24,511	—	—

Total	$746,604	$68,356	$116,873	$58,008	$59,625	$417,461	$26,281

(1)

Amounts were recorded in our June 30, 2016 condensed consolidated balance sheet and included $398.0 million of outstanding revolving loans under our credit facility, which bear interest at variable market rates. Assuming the principal amount outstanding at June 30, 2016 remained outstanding and the interest rate in effect at June 30, 2016 remained the same, the annual cash interest expense with respect to the credit facility would be approximately $8.0 million, payable for the remainder of the term of the facility, which matures in December 2020.

(2)	Amounts relate to cash interest expense on our fixed-rate long-term debt, which excludes the credit facility.
(3)	Principal amounts of lease obligations were recorded in our June 30, 2016 condensed consolidated balance sheet.
(4)

A return of capital from unconsolidated affiliates of approximately $43.8 million is anticipated in August 2017 and is not included in these amounts. As of June 30, 2016, we had made aggregate contributions to this unconsolidated affiliate of $8.4 million and had received $2.3 million as a return of capital.

Equipment Purchase Commitments

We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of June 30, 2016, production orders for approximately $3.6 million had been issued with delivery dates scheduled to occur throughout the remainder of 2016. Although we have committed to the purchase of these vehicles at the time of their delivery, we intend that these orders will be assigned to third party leasing companies and made available to us under certain of our master equipment lease agreements, which will release us from our capital commitment.

Unrecognized Tax Benefits

We are currently under examination by the Internal Revenue Service for tax years 2010, 2011 and 2012. Additionally, certain of our subsidiaries are under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods, and the amount of unrecognized tax benefits could therefore increase or decrease as a result of the expiration of certain statute of limitations periods or settlements of these examinations. We believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $25.9 million due to the expiration of certain statute of limitations periods or settlements of the examinations.

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

The ultimate liability associated with the complete withdrawal of our subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. In March 2014, the Central States Plan provided revised estimates indicating that the total withdrawal liability based on certain withdrawal scenarios from 2011 through

2014 could range between $40.1 million and $55.4 million, which we believe to be the range of reasonably possible loss for this matter. Additionally, based on those estimates and allowing for the exclusion of amounts believed by management to have been improperly included in such estimates, we recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within the range communicated to us by the Central States Plan. Given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the expense we recognized through June 30, 2016. Although we dispute the total liability owed to the Central States Plan, we continue to make monthly payments according to the terms of the January 2016 Notice and Demand while the parties determine the final withdrawal liability. As of June 30, 2016, we had made payments totaling $13.7 million toward the withdrawal liability assessment.

2013 Central States Plan Withdrawal Liability. On October 9, 2013, we acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of acquisition. Prior to the acquisition, the Central States Plan issued a Notice and Demand to the acquired company claiming a withdrawal liability in the total amount of $6.9 million and requiring payments to be made on this assessment while the dispute is ongoing. In connection with the acquisition, we recorded an initial liability of $4.8 million related to this withdrawal liability, and approximately $2.1 million of the purchase price for the acquired company was deposited into an escrow account to fund any withdrawal obligation in excess of the initial liability recorded. In January 2016, the Central States Plan issued a revised Notice and Demand claiming withdrawal liability in the amount of $4.8 million. Although we continue to dispute the total liability owed to the Central States Plan, we continue to make monthly payments according to the terms of this revised Notice and Demand while the parties determine the final withdrawal liability. As of June 30, 2016, payments totaling $3.1 million had been made toward the withdrawal liability assessment.

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

Joint Venture Capital Commitments

We have also excluded from the Contractual Obligations table additional capital commitments associated with investments in unconsolidated affiliates related to planned oil and gas infrastructure projects of approximately $4.1 million because we are unable to determine the exact timing of these capital commitments but anticipate them to be paid by June 30, 2017. As specific amounts of capital commitments and their timing are determined, we will reflect such amounts in the Contractual Obligations table.

Self-Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Under these programs, the deductibles for general liability and auto liability are $10.0 million per occurrence, the deductible for workers’ compensation is $5.0 million per occurrence, and the deductible for employer’s liability is $1.0 million per occurrence. We are generally self-insured for all claims that do not exceed the amount of the applicable deductible. In connection with our casualty insurance programs, we are required to issue letters of credit to secure our self-insured obligations. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $400,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of June 30, 2016 and December 31, 2015, the gross amount accrued for insurance claims totaled $212.9 million and $209.0 million with $158.2 million and $153.5 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of June 30, 2016 and December 31, 2015 were $9.2 million and $8.6 million of which $0.6 million and $0.6 million were included in prepaid expenses and other current assets and $8.6 million and $8.0 million were included in other assets, net.

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

At June 30, 2016 and December 31, 2015, one customer accounted for approximately 18% and 12% of our consolidated net position. The services provided to this customer related primarily to our Electric Power Infrastructure Services segment. No customers represented 10% or more of our revenues for the three and six months ended June 30, 2016 and 2015, and no other customers represented 10% or more of our consolidated net position as of June 30, 2016 or December 31, 2015.

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

In June 2016, the FASB issued an update that will change the way companies measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update will require companies to use an “expected loss” model for instruments measured at amortized cost and to record allowances for available-for-sale (AFS) debt securities rather than reduce the carrying amounts. The update will also require disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. Companies will apply this standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted for annual reporting periods beginning after December 15, 2018. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements and will adopt this guidance by January 1, 2020.

Outlook

We believe there are growth opportunities across all the industries we serve. However, we and our customers continue to operate in a fluid business environment, with gradual improvement in the United States economy yet continuing uncertainty in the marketplace overall. Significant decreases in oil and natural gas prices since mid-2014 have adversely impacted certain of our end markets. The decline in oil prices has negatively impacted the Canadian economy in particular due to the influence of the energy industry on the country’s economy, which in turn has adversely impacted both our electric power and oil and gas infrastructure services operations in Canada. However, we believe our Canadian operations have stabilized and there are signs of recovery. Our customers also face stringent regulatory and environmental requirements as they develop projects to enhance and expand their infrastructure. In addition, regulatory delays have impacted our business, particularly for larger electric transmission and pipeline projects. These economic, regulatory and other factors have negatively affected our financial condition, results of operations and cash flows in the past and may continue to do so in the future. We believe that our financial and operational strengths will enable us to manage these challenges and uncertainties, and we remain optimistic about our near-term and long-term opportunities.

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

We believe that utilities remain committed to the expansion and strengthening of their transmission infrastructure with planning, engineering and funding for many of their projects in place. The regulatory and environmental permitting processes remain a hurdle for some proposed transmission and renewable energy projects, and these factors continue to create uncertainty as to timing of this spending. In the near-term, our electric power infrastructure services operations have been impacted by regulatory delays, particularly for large transmission projects. However, we expect many of these projects to move forward over a multi-year period. The timing and scope of projects can also be affected by other factors such as siting, right-of-way and unfavorable economic and market conditions. We anticipate many of these issues to be overcome and spending on transmission projects to be active over the next few years. We currently have a number of these projects underway, and we expect this segment’s backlog to remain strong for the remainder of 2016.

In the near-term, margins in our Electric Power Infrastructure Services segment have experienced pressure due to increased industry transmission resource availability, as construction of several large, high-voltage transmission projects has been delayed due to the challenging regulatory approval and permitting environment. We believe these large transmission projects have been delayed and not canceled and that demand for our transmission services will remain strong over the next several years. As a result, over the past several quarters, we have reallocated many of our large transmission resources to the small and medium size transmission market. However, we have largely maintained our transmission resource capacity overall in order to remain strategically positioned to pursue transmission projects in the future. We believe there have been excess transmission contractor resources in the small and medium size transmission marketplace due to the delay of large transmission projects, which has resulted in increased competition and pricing pressure for those services in some areas. Over the past few quarters, we believe these competitive pressures are beginning to stabilize. We will remain focused on maintaining our pricing discipline and believe competitive pressures could recede further as large, high-voltage transmission projects move forward over the coming quarters and the small and medium size transmission market continues to grow and/or contractors adjust further to the current environment.

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

We also believe the abundant natural gas supply, combined with attractive natural gas prices, will increase demand for natural gas in the future. For example, the U.S. Energy Information Administration has stated that the number of natural gas-fired power plants built will increase significantly over the next two decades. Power generation from renewable energy sources also continues to increase and become a larger percentage of the overall power generation mix. We also believe natural gas will be the fuel of choice to provide backup power generation during times when renewable energy sources are not available. We believe these factors will result in increased development of natural gas power generation and demand for natural gas production over the long term, which should create a need for additional pipeline infrastructure to connect natural gas supplies to demand centers.

A challenging regulatory and permitting environment has also caused delays of some larger pipeline projects during the past several years. These dynamics resulted in below average larger pipeline construction opportunities for us and the industry during that period. However, the market for larger pipeline projects, in our view, began to improve in the later part of 2013, though regulatory delays for some projects have moderated the pace of recovery. The lack of larger pipeline opportunities has negatively impacted our Oil and Gas Infrastructure Services segment margins, in part as a result of our inability to adequately cover certain fixed costs. Margins for larger pipeline projects are also subject to significant performance risk, which can arise from adverse weather conditions, challenging geography, customer decisions and crew productivity. Our specific opportunities in the larger pipeline business are sometimes difficult to predict because of the seasonality of the bidding and construction cycles within the industry.

A number of larger pipeline projects from the Canadian oil sands and North American shale formations to refineries and other demand centers are in various stages of development. Although many of these projects are still developing, certain projects have been awarded to us and other pipeline contractors and are moving towards construction. Given the costs and time required to bring a larger pipeline project from conception to construction, we believe many of our customers view such projects as important, strategic pieces of infrastructure, have a long-term perspective regarding their needs, and are not primarily influenced by short term commodity fluctuations. Additionally, certain of the proposed larger oil pipeline projects that are under development have already secured oil production customers under contractual arrangements, making these projects economically viable despite the decline in oil prices. There are also a number of larger natural gas pipeline projects that have been approved and are moving towards construction and others that are in development or going through the regulatory approval process. If oil and natural gas prices further decline or remain at lower levels for a prolonged period, these views may change and demand for our oil and natural gas infrastructure services could be materially impacted.

While there is risk that these projects will not move forward or could be delayed, we are encouraged by the proposed larger pipeline development plans and the successful progression of certain larger pipeline projects, which is indicative of an improved and favorable large pipeline market over the next several years in North America. To that end, we have secured contracts for significant larger pipeline projects that we anticipate will be executed in 2016 and expect our pipeline construction activity to increase meaningfully through the year. These project progressions have had a favorable impact on our backlog, and we expect additional demand for our larger pipeline services going forward.

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

Over the past several years, we have expanded our service offerings into Canada and Australia, which have different market drivers and seasonality as compared to the United States. In addition, our previous acquisitions of companies that provide pipeline logistics services to the natural gas and oil industry in the United States and specialty services to the offshore oil and gas industry further enhance the segment’s service offerings, customer base and end markets.

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

We are also experiencing an increase in demand for our natural gas distribution services as a result of improved economic conditions, lower natural gas prices and a significant need to upgrade and replace aging infrastructure. A number of states, particularly states in the northeast United States that have cities and areas with aging natural gas distribution infrastructure, have approved and are implementing regulations and multi-year programs to replace cast iron, wrought iron and bare steel natural gas infrastructure, which is prone to failure with age, with modern and safer pipe material. We expect this to take an extended period of time, which should provide attractive growth opportunities for this part of our business.

The oil and gas industry is highly cyclical and subject to volatility as a result of fluctuations in natural gas, natural gas liquids and oil prices. In the past, sustained periods of low prices for these products negatively impacted the development of related natural resources and infrastructure. The current low price environment has adversely impacted demand for some of our services, primarily infrastructure services in Australia, Canada and the Gulf of Mexico. Exploration and production companies, as well as midstream companies, have significantly reduced capital spending, and are expected to continue to operate with reduced budgets for the foreseeable future. Continued low prices may further reduce spending on exploration and production. Reduced capital spending on larger pipeline, gas gathering and compressor systems and other related infrastructure would result in less demand for our services. In particular, the demand for infrastructure services in areas where the price of oil is influential, such as Australia, the Canadian Oil Sands, certain oil driven shale formations in the United States and offshore oil resources in the Gulf of Mexico, has been materially and adversely impacted by low oil prices. These markets could remain challenged for as long as oil prices remain at lower levels.

Overall, we remain cautiously optimistic about this segment’s operations going forward. We believe that, over the long term, the market will correct the current oversupply, and as a result, oil prices could recover. The timing of any recovery, however, is uncertain. From a near- and medium-term perspective, we continue to believe that larger pipeline opportunities can provide strong profitability, although these projects and the profits they generate are often subject to more cyclicality and execution risk than our other service offerings. We have also taken steps to diversify our operations in this segment through other services, such as pipeline integrity, pipeline logistics, and offshore specialty services. We believe these measures, together with the potential for larger pipeline opportunities, will position us for profitable growth in this segment over the long-term.

Conclusion

Despite lower oil and natural gas prices, continuing challenges from uncertain economic conditions and restrictive regulatory and permitting requirements, including recent regulatory delays that impacted our business in 2015 and have carried forward into 2016, particularly for large electric transmission and mainline pipe projects, we continue to see potential growth opportunities in the industries we serve.

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

The current low price environment for oil and natural gas creates uncertainty and has adversely impacted demand for some of the services in our Oil and Gas Infrastructure Services segment. This dynamic could continue should natural gas and oil prices further decline or remain at lower levels. However, we believe long-term dynamics create growth opportunities going forward. We believe that our overall size and breadth of service offerings provide competitive advantages that allow us to leverage opportunities that arise in connection with development and production of resources from North American unconventional shale formations, the Canadian oil sands and coal seam gas and unconventional shale formations in Australia. We have experienced backlog growth in 2016 driven by new larger pipeline project awards and believe there could be additional larger pipeline project activity over the next several years. We also believe that our strategy to pursue midstream gathering system opportunities in certain unconventional shale formations in the United States, as well as the anticipated increase in demand for our pipeline integrity, rehabilitation and replacement services from pipeline integrity initiatives, and other services in adjacent markets, will create attractive growth potential for us and also further diversify our service offerings in both the near and long term.

Demand for our electric and natural gas distribution services has increased over the past several years as the economy has stabilized and spending on maintenance to improve reliability has returned. We are optimistic that continued implementation of electric distribution reliability programs and the potential for improvement in the housing market will facilitate continued growth in demand for our electric distribution services. Gas distribution spending has been driven primarily by improving economic conditions and the lower cost of natural gas, and more recently by efforts to replace cast iron, wrought iron and bare steel distribution pipeline systems.

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

•	Projected revenues, net income, earnings per share, margins, weighted average shares outstanding, capital expenditures, and other projections of operating or financial results;

•	Expectations regarding our business outlook, growth or opportunities in particular markets;

•	The expected value of contracts or intended contracts with customers;

•	Future capital allocation initiatives, including the amount, timing, availability and strategy with respect to any future stock repurchases;

•	The scope, services, term and results of any projects awarded or expected to be awarded for services to be provided by us;

•	The development of larger electric transmission and oil and natural gas pipeline projects and their impact on our business or demand for our services;

•	The level of oil, natural gas and natural gas liquids prices and their impact on our business or demand for our services;

•	The impact of renewable energy initiatives, including mandated state renewable portfolio standards, the economic stimulus package and other existing or potential energy legislation;

•	Potential opportunities that may be indicated by bidding activity or similar discussions with customers;

•	The potential benefits from acquisitions;

•	The expected outcome of pending or threatened litigation;

•	The business plans or financial condition of our customers;

•	Our plans and strategies;

•	Possible recovery on pending or contemplated change orders or other claims against customers or third parties;

•	The current economic and regulatory conditions and trends in the industries we serve; and

•	The effects or results of the sale of our fiber optic licensing operations;

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

•	Our dependence on suppliers, subcontractors and equipment manufacturers;

•	Our ability to attract skilled labor and retain key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to these contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Adverse impacts from weather;

•	Our ability to generate internal growth;

•	Competition in our business, including our ability to effectively compete for new projects and market share;

•	The effect of natural gas, natural gas liquids and oil prices on our operations and growth opportunities and on our customers’ capital programs and the resulting impact on demand for our services;

•	The future development of natural resources in shale formations;

•	Potential failure of renewable energy initiatives, the economic stimulus package or other existing or potential legislative actions to result in increased demand for our services;

•	Liabilities associated with multiemployer pension plans, including underfunding of liabilities and termination or withdrawal liabilities;

•	The possibility of further increases in the liability associated with our withdrawal from a multiemployer pension plan;

•	Liabilities for claims that are self-insured or not insured;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims asserted against us;

•	The outcome of pending or threatened litigation;

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

Interest Rate Risk. As of June 30, 2016, we had no derivative financial instruments to manage interest rate risk. As such, we were exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of June 30, 2016, the fair value of our variable rate debt of $400.0 million approximated book value. Our weighted average interest rate for the three months ended June 30, 2016 was 2.18%. The annual effect on our pretax earnings of a hypothetical 50 basis point increase or decrease in variable interest rates would be approximately $2.0 million based on our June 30, 2016 balance of variable rate debt.

Foreign Currency Risk. The U.S. dollar is the functional currency for the majority of our operations, which are primarily located within the United States. The functional currency for our foreign operations, which are primarily located in Canada and Australia, is typically the currency of the country in which the foreign operating unit is located. Accordingly, our financial performance is subject to fluctuation due to changes in foreign currency exchange rates relative to the U.S. dollar. During the three and six months ended June 30, 2016, revenues from our foreign operations accounted for 18.7% and 19.6% of our consolidated revenues. Fluctuations in foreign exchange rates during the three months ended June 30, 2016 caused an approximate decrease of $14 million in foreign revenues compared to the three months ended June 30, 2015. Fluctuations in foreign exchange rates during the six months ended June 30, 2016 caused an approximate decrease of $46 million in foreign revenues compared to the six months ended June 30, 2015.

We are also subject to foreign currency risk with respect to sales, purchases and borrowings that are denominated in a currency other than the respective functional currencies of our operating units. To minimize the risk from changes in foreign currency exchange rates, we may enter into foreign currency derivative contracts to hedge our foreign currency risk on a cash flow basis. There were no outstanding foreign currency derivative contracts at June 30, 2016.

We also have foreign exchange risk related to cash and cash equivalents in foreign banks. Based on the balance of cash and cash equivalents in foreign banks of $148.9 million as of June 30, 2016, an assumed 5% adverse change to foreign exchange rates would result in a fair value decline of $7.4 million. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity.

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

As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities During the Second Quarter of 2016

The following table contains information about our purchases of equity securities during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
April 1-30, 2016
ASR (1)	9,413,640	$15.93	9,413,640
Tax Withholdings (2)	—	$—
May 1-31, 2016
Tax Withholdings (2)	6,096	$23.48
June 1-30, 2016
Tax Withholdings (2)	—	$—

Total	9,419,736		9,413,640	$50,120,407

(1)

On August 5, 2015, we issued a press release announcing that our board of directors approved a stock repurchase program authorizing us to purchase, from time to time through February 28, 2017, up to $1.25 billion of our outstanding common stock. Repurchases under the program can be made in open market or privately negotiated transactions, including pursuant to an accelerated share repurchase arrangement, issuer repurchase plan or otherwise, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. This program does not obligate us to acquire any specific amount of common stock and may be modified or terminated by our board of directors at any time at its sole discretion and without notice. In August 2015, we entered into an accelerated share repurchase arrangement (the ASR) to repurchase $750.0 million of our common stock. Under the terms of the ASR, we paid $750.0 million to JPMorgan Chase Bank, National Association, London Branch (JPMorgan) and initially received 25.7 million shares of our common stock with a fair market value of approximately $600.0 million. On April 12, 2016, upon final settlement of the ASR, we received 9.4 million additional shares of our common stock for the remaining $150.0 million we paid in August of 2015 under the ASR. As of June 30, 2016, approximately $50.1 million remained available under the program.

(2)	Includes shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock unit awards.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K filed May 25, 2011 and incorporated herein by reference)

3.2	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed January 17, 2014 and incorporated herein by reference)

3.3	Bylaws of Quanta Services, Inc., as amended and restated March 27, 2014 (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed March 31, 2014 and incorporated herein by reference)

10.1 *	Amendment No. 2 to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan

10.2 *	First Amendment to Fourth Amended and Restated Credit Agreement dated as of June 27, 2016, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, certain subsidiaries of Quanta Services, Inc. identified therein as Guarantors, Bank of America, N.A., as Administrative Agent, Domestic Swing Line Lender and an L/C Issuer, and the other Lenders party thereto

31.1 *	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No.	Description

31.2 *	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 *	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	XBRL Instance Document
INS *

101	XBRL Taxonomy Extension Schema Document
SCH *

101	XBRL Taxonomy Extension Calculation Linkbase Document
CAL *

101	XBRL Taxonomy Extension Label Linkbase Document
LAB *

101	XBRL Taxonomy Extension Presentation Linkbase Document
PRE *

101	XBRL Taxonomy Extension Definition Linkbase Document
DEF *

*	Filed or furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN
Derrick A. Jensen Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: August 8, 2016

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K filed May 25, 2011 and incorporated herein by reference)

3.2	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed January 17, 2014 and incorporated herein by reference)

3.3	Bylaws of Quanta Services, Inc., as amended and restated March 27, 2014 (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed March 31, 2014 and incorporated herein by reference)

10.1 *	Amendment No. 2 to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan

10.2 *	First Amendment to Fourth Amended and Restated Credit Agreement dated as of June 27, 2016, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, certain subsidiaries of Quanta Services, Inc. identified therein as Guarantors, Bank of America, N.A., as Administrative Agent, Domestic Swing Line Lender and an L/C Issuer, and the other Lenders party thereto

31.1 *	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2 *	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 *	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	XBRL Instance Document
INS *

101	XBRL Taxonomy Extension Schema Document
SCH *

101	XBRL Taxonomy Extension Calculation Linkbase Document
CAL *

101	XBRL Taxonomy Extension Label Linkbase Document
LAB *

101	XBRL Taxonomy Extension Presentation Linkbase Document
PRE *

101	XBRL Taxonomy Extension Definition Linkbase Document
DEF *

*	Filed or furnished herewith