Form 10-Q
period 2016-09-30
QUANTA SERVICES INC
filed 2016-11-08
CIK 1050915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

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

As of November 1, 2016, the number of outstanding shares of Common Stock of the Registrant was 144,676,041. As of the same date, 3,500,000 exchangeable shares of a Canadian subsidiary of the Registrant associated with one share of Series F Preferred Stock of the Registrant were outstanding, 449,929 exchangeable shares of a Canadian subsidiary of the Registrant associated with one share of Series G Preferred Stock of the Registrant were outstanding and an additional 2,576,196 exchangeable shares of certain other Canadian subsidiaries of the Registrant were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$117,366	$128,771
Accounts receivable, net of allowances of $2,757 and $5,226	1,565,080	1,621,133
Costs and estimated earnings in excess of billings on uncompleted contracts	497,846	317,745
Inventories	89,109	75,285
Prepaid expenses and other current assets	135,950	134,585

Total current assets	2,405,351	2,277,519
Property and equipment, net of accumulated depreciation of $852,073 and $755,272	1,165,687	1,101,959
Other assets, net	95,636	76,333
Other intangible assets, net of accumulated amortization of $291,461 and $264,674	197,556	205,074
Goodwill	1,612,238	1,552,658

Total assets	$5,476,468	$5,213,543

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term borrowings	$5,061	$7,067
Accounts payable and accrued expenses	928,487	782,134
Billings in excess of costs and estimated earnings on uncompleted contracts	310,993	399,230
Current liabilities of discontinued operations	1,367	15,313

Total current liabilities	1,245,908	1,203,744
Long-term debt and notes payable, net of current maturities	482,399	475,364
Deferred income taxes	184,341	186,491
Insurance and other non-current liabilities	287,235	260,129

Total liabilities	2,199,883	2,125,728

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 229,319,565 and 227,898,509 shares issued, and 144,552,571 and 152,907,166 shares outstanding	2	2
Exchangeable Shares, no par value, 6,620,395 and 6,876,042 shares issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Series G Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	3,689,171	3,497,740
Retained earnings	1,788,498	1,677,698
Accumulated other comprehensive loss	(242,825)	(294,689)
Treasury stock, 84,766,994 and 74,991,343 common shares, at cost	(1,960,910)	(1,795,257)

Total stockholders’ equity	3,273,936	3,085,494
Non-controlling interests	2,649	2,321

Total equity	3,276,585	3,087,815

Total liabilities and equity	$5,476,468	$5,213,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$2,042,186	$1,939,438	$5,548,353	$5,673,164
Cost of services (including depreciation)	1,739,604	1,704,223	4,842,241	4,972,538

Gross profit	302,582	235,215	706,112	700,626
Selling, general and administrative expenses	164,325	145,687	479,456	441,073
Amortization of intangible assets	8,094	8,650	23,730	25,674

Operating income	130,163	80,878	202,926	233,879
Interest expense	(3,726)	(2,021)	(10,898)	(5,096)
Interest income	874	346	2,031	1,118
Equity in losses of unconsolidated affiliates	(89)	—	(648)	(314)
Other income (expense), net	841	(1,070)	378	(1,416)

Income from continuing operations before income taxes	128,063	78,133	193,789	228,171
Provision for income taxes	54,516	32,389	82,654	94,574

Net income from continuing operations	73,547	45,744	111,135	133,597
Net income from discontinued operations	605	173,212	605	193,109

Net income	74,152	218,956	111,740	326,706
Less: Net income attributable to non-controlling interests	410	2,568	940	10,725

Net income attributable to common stock	$73,742	$216,388	$110,800	$315,981

Amounts attributable to common stock:
Net income from continuing operations	$73,137	$43,176	$110,195	$122,872
Net income from discontinued operations	605	173,212	605	193,109

Net income attributable to common stock	$73,742	$216,388	$110,800	$315,981

Earnings per share attributable to common stock — basic and diluted:
Continuing operations	$0.47	$0.23	$0.70	$0.59
Discontinued operations	0.01	0.92	—	0.94

Net income attributable to common stock	$0.48	$1.15	$0.70	$1.53

Shares used in computing earnings per share:
Weighted average basic shares outstanding	155,024	188,951	158,090	206,181

Weighted average diluted shares outstanding	155,024	188,961	158,090	206,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$74,152	$218,956	$111,740	$326,706
Other comprehensive income (loss), net of tax provision:
Foreign currency translation adjustment, net of tax of $0, $0, $0 and $0	(11,805)	(67,497)	51,864	(141,549)
Other, net of tax of $0, $3, $0 and $1	—	(9)	—	(6)

Other comprehensive income (loss)	(11,805)	(67,506)	51,864	(141,555)

Comprehensive income	62,347	151,450	163,604	185,151
Less: Comprehensive income attributable to non-controlling interests	410	2,568	940	10,725

Total comprehensive income attributable to Quanta stockholders	$61,937	$148,882	$162,664	$174,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash Flows from Operating Activities of Continuing Operations:
Net income	$74,152	$218,956	$111,740	$326,706
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations—
Income from discontinued operations	(605)	(173,212)	(605)	(193,109)
Depreciation	42,678	40,954	126,607	121,382
Amortization of intangible assets	8,094	8,650	23,730	25,674
Equity in losses of unconsolidated affiliates	89	—	648	314
Amortization of debt issuance costs	339	273	1,017	819
Gain on sale of property and equipment	(1,094)	(734)	(547)	(844)
Foreign currency (gain) loss	(104)	843	564	1,556
Provision for (recovery of) doubtful accounts	351	(645)	(576)	59
Deferred income tax benefit	(17,096)	(7,544)	(22,238)	(6,552)
Non-cash stock-based compensation	9,746	9,523	32,968	28,708
Tax impact of stock-based equity awards	(549)	(665)	(671)	(669)
Changes in operating assets and liabilities, net of non-cash transactions	(185,336)	12,499	(75,705)	90,606

Net cash provided by (used in) operating activities of continuing operations	(69,335)	108,898	196,932	394,650

Cash Flows from Investing Activities of Continuing Operations:
Proceeds from sale of property and equipment	6,849	8,471	17,103	17,486
Additions of property and equipment	(35,874)	(47,970)	(144,424)	(168,967)
Cash paid for acquisitions, net of cash acquired	(28,248)	(29,370)	(67,958)	(102,039)
Investments in and return of equity from unconsolidated affiliates	(1,993)	(1,051)	(7,381)	(3,644)
Cash received from (paid for) other investments, net	802	(960)	1,882	2,233
Cash withdrawn from (deposited to) restricted cash	(1,191)	—	(1,149)	214
Cash paid for intangibles	—	—	—	(211)

Net cash used in investing activities of continuing operations	(59,655)	(70,880)	(201,927)	(254,928)

Cash Flows from Financing Activities of Continuing Operations:
Borrowings under credit facility	709,100	1,485,089	2,060,088	2,257,831
Payments under credit facility	(625,416)	(1,342,807)	(2,051,687)	(1,975,491)
Payments on other long-term debt	(860)	(656)	(6,407)	(2,015)
Payments on short-term debt	—	—	(4,711)	(5,170)
Distributions to non-controlling interests	(612)	(1,500)	(612)	(6,503)
Tax impact of stock-based equity awards	549	665	671	669
Exercise of stock options	146	—	360	354
Repurchase of common stock	—	(1,175,293)	—	(1,529,572)

Net cash provided by (used in) financing activities of continuing operations	82,907	(1,034,502)	(2,298)	(1,259,897)

Discontinued operations:
Net cash provided by operating activities	—	1,311	—	22,342
Net cash provided by (used in) investing activities	—	980,880	(6,080)	959,699

Net cash provided by (used in) discontinued operations	—	982,191	(6,080)	982,041
Effect of foreign exchange rate changes on cash and cash equivalents	1,105	(1,940)	1,968	(3,187)
Net decrease in cash and cash equivalents	(44,978)	(16,233)	(11,405)	(141,321)
Cash and cash equivalents, beginning of period	162,344	65,427	128,771	190,515

Cash and cash equivalents, end of period	$117,366	$49,194	$117,366	$49,194

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

Acquisitions

During the first nine months of 2016, Quanta completed five acquisitions. The results of four of the acquired companies are generally included in Quanta’s Electric Power Infrastructure Services segment. These companies included an electrical infrastructure services company located in Australia, a utility contracting company located in Canada, a full service medium- and high-voltage powerline contracting company located in the United States and a telecommunications company located in Canada. Quanta also acquired a pipeline service contractor located in the United States, the results of which are generally included in Quanta’s Oil and Gas Infrastructure Services segment. As these transactions were effective during the first nine months of 2016, the results have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable Quanta to further enhance its service offerings in the United States, Australia and Canada.

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

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $117.4 million and $128.8 million as of September 30, 2016 and December 31, 2015. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which are carried at fair value. At September 30, 2016 and December 31, 2015, cash equivalents were $7.8 million and $1.4 million, and consisted primarily of money market investments and money market mutual funds and are discussed further in Fair Value Measurements below. As of September 30, 2016 and December 31, 2015, cash and cash equivalents held in domestic bank accounts were approximately $9.4 million and $16.1 million, and cash and cash equivalents held in foreign bank accounts were approximately $108.0 million and $112.7 million. As of September 30, 2016 and December 31, 2015, cash and cash equivalents held by Quanta’s investments in joint ventures, which are either consolidated or proportionately consolidated, were approximately $9.4 million and $24.9 million, of which $9.1 million and $11.9 million related to domestic joint ventures. Cash and cash equivalents held by the joint ventures are available to support the operations of the related joint ventures, and Quanta does not have access to that cash for its other operations. Under the terms of the partnership agreements, Quanta generally has no right to the joint ventures’ cash other than participating in distributions and in the event of dissolution.

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

in the assessment of the allowance for doubtful accounts are certain judgments and estimates regarding, among other factors, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions, the ongoing relationship with the customer and uncertainties related to the resolution of disputed matters. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect Quanta’s ability to collect amounts due from them. As of September 30, 2016 and December 31, 2015, Quanta had allowances for doubtful accounts on current receivables of approximately $2.8 million and $5.2 million. Long-term accounts receivable are included within other assets, net on the consolidated balance sheets.

Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of September 30, 2016 and December 31, 2015 were approximately $258.8 million and $250.1 million, and were included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months were included in other assets, net, and as of September 30, 2016 and December 31, 2015 were $6.2 million and $4.5 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At September 30, 2016 and December 31, 2015, the balances of unbilled receivables included in accounts receivable were approximately $243.1 million and $233.6 million.

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

If an operating unit experiences prolonged periods of declining revenues, operating margins or both, it may be at risk of failing step one of the goodwill impairment test. Certain operating units have experienced declines over the short-term due to challenging macroeconomic conditions in certain geographic areas, the decline in oil prices which has negatively impacted customer spending, project delays and constrained customer capital spending as a result of an increasingly complex regulatory and permitting environment. Certain operating units within Quanta’s Oil and Gas Infrastructure Services Division that primarily operate within the midstream and smaller-scale transmission market have continued to be negatively impacted by these factors. Quanta monitors these conditions and others to determine if it is necessary to perform step one of the fair-value based impairment test for one or more operating units prior to the annual impairment assessment. No interim impairment charges were recorded during the nine months ended September 30, 2016.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Goodwill and intangible assets associated with the operating units within Quanta’s Oil and Gas Infrastructure Services Division that have been negatively impacted by the factors mentioned above were approximately $127.3 million and $18.6 million at September 30, 2016.

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

Actual revenues and project costs can vary, sometimes substantially, from previous estimates due to changes in a variety of factors including unforeseen circumstances not included in Quanta’s cost estimates or covered by its contracts for which it cannot obtain adequate compensation, including concealed or unknown environmental conditions; changes in the cost of equipment, commodities, materials or labor; unanticipated costs or claims due to customer-caused delays, customer failure to provide required materials or equipment, errors in engineering, specifications or designs, project modifications, or contract termination and Quanta’s inability to obtain reimbursement for such costs or recover on such claims; weather conditions; and quality issues requiring rework or replacement. These factors, along with other risks inherent in performing fixed price contracts may cause actual revenues and gross profits for a project to differ from previous estimates and could result in reduced profitability or losses on projects. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. These factors are routinely evaluated on a project by project basis throughout the project term, and the impact of corresponding revisions in management’s estimates of contract value, contract cost and contract profit are recorded as necessary in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated.

During the nine months ended September 30, 2016, Quanta experienced performance issues on an ongoing power plant project in Alaska that resulted in an increase of the estimated total costs necessary to complete the project. During the planned transition from final construction and testing to the commissioning phase, the project experienced third party engineering deficiencies that changed Quanta’s planned scope of work and performance failures by other contractors operating onsite. These issues resulted in higher than expected production costs

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

associated with quality deficiencies and a related impact on production sequencing. Additionally, late in the second quarter of 2016, Quanta experienced a claimed force majeure event that further disrupted project timing and provided the customer and its insurance providers with a notice of the event in order to seek schedule relief and cost recovery. During the three months ended September 30, 2016, Quanta recognized an additional $3.0 million loss as the project proceeded towards substantial completion, resulting in total project losses of $54.8 million during the nine months ended September 30, 2016. Quanta is in the process of developing potential claims for damages that may have resulted from the third party engineering and other contractor performance issues; however, no revenues or cost recovery has been reflected in Quanta’s estimate of total project losses at September 30, 2016. At September 30, 2016, this project had a contract value of $201 million and was approximately 97% complete. This project is expected to be substantially completed near the end of the fourth quarter of 2016. As this project continues through the final construction and commissioning phases, it is possible that additional performance issues or other unforeseen circumstances could occur and result in the recognition of additional losses on this project; however, such amounts cannot currently be estimated.

Quanta’s operating results for the three months ended September 30, 2016 were positively impacted by 6.3% as a result of aggregate changes in contract estimates related to projects that were in progress at June 30, 2016, primarily due to the aggregate positive impact of numerous individually immaterial changes in estimates, which was generally due to better than expected performance. Quanta’s operating results for the nine months ended September 30, 2016 were impacted by less than 5% as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2015. Included in the operating results for the nine months ended September 30, 2016 were losses from the project described above, offset by the aggregate positive impact of numerous individually immaterial changes in project profitability generally due to better than expected performance for projects that were ongoing at year-end. Quanta’s operating results for the three and nine months ended September 30, 2015 were impacted by less than 5% as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2014. Operating results for the three and nine months ended September 30, 2015 included losses of $3.7 million and $45.0 million on two projects, which resulted from increased costs associated with performance and site related factors. These projects included the power plant construction project discussed above and an electric transmission project in Canada that was substantially completed in the third quarter of 2015. Offsetting the losses included in the nine months ended September 30, 2015 were positive changes in estimates of $11.5 million as a result of better than expected performance on an electric transmission project in the United States that was substantially completed in the second quarter of 2015.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of September 30, 2016 and December 31, 2015, Quanta recognized approximately $115.6 million and $137.2 million related to change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

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

As of September 30, 2016, the total amount of unrecognized tax benefits relating to uncertain tax positions was $59.5 million, an increase from December 31, 2015 of $5.0 million. This increase in unrecognized tax benefits resulted primarily from tax positions expected to be taken for 2016. Although the Internal Revenue Service (IRS) completed its examination related to tax years 2010, 2011 and 2012 during the nine months ended September 30, 2016, certain subsidiaries remain under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $32.1 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Self-Insurance

Quanta is insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Under these programs, the deductibles for general liability and auto liability are $10.0 million per occurrence, the deductible for workers’ compensation is $5.0 million per occurrence, and the deductible for employer’s liability is $1.0 million per occurrence. Quanta is generally self-insured for all claims that do not exceed the amount of the applicable deductible. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $0.4 million per claimant per year.

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

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of variable rate debt also approximates fair value. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents were categorized as Level 1 assets at September 30, 2016 and December 31, 2015, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

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

Adoption of New Accounting Pronouncements

In February 2015, the FASB issued an update which amends existing consolidation guidance, including amending the guidance related to determining whether an entity is a variable interest entity (VIE). The guidance may be applied using a modified retrospective approach whereby the entity records a cumulative effect of adoption at the beginning of the fiscal year of initial application. A reporting entity may also apply the amendments on a full retrospective basis. Quanta adopted this guidance effective January 1, 2016, and the adoption of the update did not have a significant impact on Quanta’s consolidated financial statements or related disclosures.

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

In August 2016, the FASB issued an update intended to standardize the classification of certain transactions on the statement of cash flows. These transactions include contingent consideration payments made after a business combination, proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investments. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted, and requires application using a retrospective transition method. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements and will adopt this guidance by January 1, 2018.

In October 2016, the FASB issued an update that will require a reporting entity to recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance will not apply to intra-entity transfers of inventory. The income tax consequences from the sale of inventory from one member of a consolidated entity to another will continue to be deferred until the inventory is sold to a third party. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted. The modified retrospective method will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements and will adopt this guidance by January 1, 2018.

In October 2016, the FASB issued an update that will amend the consolidation guidance related to how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the VIE held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of a VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The new standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. Since Quanta has already adopted a related update, it will be required to apply the amendments in this update retrospectively to all relevant prior periods beginning with the fiscal year in which the amendments in the prior update were initially applied. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements and will adopt this guidance by January 1, 2017.

4.	DISCONTINUED OPERATIONS:

On August 4, 2015, Quanta completed the sale of its fiber optic licensing operations to Crown Castle for an aggregate purchase price of approximately $1 billion in cash, resulting in estimated after-tax net proceeds of approximately $848 million. In the third quarter of 2015, Quanta recognized a pre-tax gain of approximately $272 million and a corresponding tax expense of approximately $101 million, which resulted in a gain on the sale, net of tax, of approximately $171 million. Quanta remains liable for all taxes and insured claims associated with the fiber optic licensing operations arising on or before or outstanding as of August 4, 2015.

Quanta has presented the results of operations, financial position, cash flows and disclosures related to its fiber optic licensing operations as discontinued operations in the accompanying unaudited condensed consolidated financial statements. The results were included in Quanta’s Fiber Optic Licensing and Other

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

segment prior to the second quarter of 2015. The following represents a reconciliation of the major classes of line items constituting income from discontinued operations related to Quanta’s fiber optic licensing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Major classes of line items constituting pretax income from discontinued operations:
Revenues	$—	$8,736	$—	$59,998
Expenses:
Cost of services (including depreciation)	—	3,037	—	24,748
Selling, general and administrative expenses	(980)	366	(980)	10,247
Amortization of intangible assets	—	138	—	963
Other income (expense) items that are not major	—	—	—	10

Income before taxes of discontinued operations	980	5,195	980	24,050
Pretax gain on the disposal of the fiber optic licensing operations	—	271,833	—	271,833

Total pretax gain on fiber optic licensing operations	980	277,028	980	295,883
Provision for income taxes related to discontinued operations	375	103,816	375	102,774

Net income from discontinued operations as presented in the statements of operations	$605	$173,212	$605	$193,109

There were no assets or non-current liabilities associated with fiber optic licensing operations at September 30, 2016 or December 31, 2015. The following represents a reconciliation of the carrying amounts of major classes of current liabilities of fiber optic licensing operations (in thousands):

	September 30, 2016	December 31, 2015
Carrying amounts of major classes of liabilities of discontinued operations:
Current liabilities:
Accounts payable and accrued expenses	$1,367	$15,313

Total current liabilities of discontinued operations	$1,367	$15,313

5.	ACQUISITIONS:

2016 Acquisitions

During the first nine months of 2016, Quanta completed five acquisitions. The results of four of the acquired companies are generally included in Quanta’s Electric Power Infrastructure Services segment. These companies included an electrical infrastructure services company located in Australia, a utility contracting company located in Canada, a full service medium- and high-voltage powerline contracting company located in the United States and a telecommunications company located in Canada. Quanta also acquired a pipeline service contractor located in the United States, the results of which are generally included in Quanta’s Oil and Gas Infrastructure Services segment. The aggregate consideration for these acquisitions consisted of approximately $75.9 million paid or

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

payable in cash, subject to certain adjustments, 70,840 shares of Quanta common stock valued at approximately $1.5 million as of the settlement date of the applicable acquisition, and contingent consideration payments of up to $39.5 million, which will be paid if certain financial targets are achieved. Based on the estimated fair value of this contingent consideration, Quanta recorded an $18.7 million liability. As these transactions were effective during the first nine months of 2016, the results have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable Quanta to further enhance its service offerings in the United States, Australia and Canada.

2015 Acquisitions

During 2015, Quanta acquired 11 companies. The results of eight of the acquired companies are generally included in Quanta’s Electric Power Infrastructure Services segment. These companies include a foundation services company located in the United States, an electrical contracting company located in the United States, an electrical engineering company located in Australia, a powerline construction company located in the United States, an engineering company located in Canada, an engineering, procurement and construction services company based in the United States, an underground construction contracting company located in Canada, and a supplier and material procurement specialist for the power and utility industry in Canada. The results of the remaining three acquired companies are generally included in Quanta’s Oil and Gas Infrastructure Services segment. These companies include a company that services above-ground storage tanks in the United States, an underground utility distribution contractor that provides services to gas and electric utilities in Canada, and a company that specializes in the engineering, procurement, construction, and commissioning of compression and surface facilities for the high pressure gas industry in Australia. The aggregate consideration for these acquisitions consisted of approximately $110.6 million paid or payable in cash, subject to net working capital adjustments, 461,037 shares of Quanta common stock valued at approximately $10.1 million as of the settlement dates of the applicable acquisitions, and $1.0 million in contingent consideration. As these transactions were effective during 2015, the results have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable Quanta to further enhance its electric power and oil and gas infrastructure service offerings in the United States, Canada and Australia.

2016 and 2015 Acquisitions

Quanta is in the process of finalizing its assessments of the fair values of the acquired assets and assumed liabilities related to a business acquired in the fourth quarter of 2015, and further adjustments to the purchase price allocations may occur. Quanta expects to complete the purchase accounting process as soon as practicable but no later than one year from the acquisition date with possible updates primarily related to certain tax estimates. The aggregate purchase consideration of such business was preliminarily allocated to acquired assets and assumed liabilities, which resulted in a preliminary allocation of approximately $2.1 million of net tangible assets, $4.4 million of goodwill and $3.3 million of other intangible assets. Additionally, the aggregate purchase consideration related to the 2016 acquisitions was preliminarily allocated to acquired assets and assumed liabilities, which resulted in a preliminary allocation of approximately $40.0 million of net tangible assets, $44.6 million of goodwill and $11.5 million of other intangible assets.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the aggregate consideration paid or payable as of September 30, 2016 for the 2016 and 2015 acquisitions and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates. This allocation requires a significant use of estimates and is based on information that was available to management at the time these consolidated financial statements were prepared (in thousands).

	2016	2015
Consideration:
Value of Quanta common stock issued	$1,508	$10,127
Cash paid or payable	75,941	110,578
Contingent consideration	18,683	1,001

Fair value of total consideration transferred or estimated to be transferred	$96,132	$121,706

Current assets	$24,233	$35,188
Property and equipment	44,863	44,140
Other assets	2,553	4
Identifiable intangible assets	11,467	24,987
Current liabilities	(12,477)	(24,633)
Deferred tax liabilities, net	(13,791)	(5,056)
Other long-term liabilities	(5,326)	(5,606)
Non-controlling interests	—	747

Total identifiable net assets	51,522	69,771
Goodwill	44,610	51,935

	$96,132	$121,706

The fair value of current assets acquired in 2016 included accounts receivable with a fair value of $14.4 million. The fair value of current assets acquired in 2015 included accounts receivable with a fair value of $20.6 million.

Goodwill represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed. The 2016 and 2015 acquisitions strategically expanded Quanta’s Canadian, Australian and domestic electric power and oil and gas service offerings, which Quanta believes contributes to the recognition of the goodwill. In connection with the 2016 acquisitions, goodwill of $24.1 million was recorded for the businesses acquired that were included within Quanta’s Electric Power Infrastructure Services Division and $20.5 million was recorded for the business acquired that was included within Quanta’s Oil and Gas Infrastructure Services Division on the dates of acquisition. In connection with the 2015 acquisitions, goodwill of $31.5 million was recorded for the acquired businesses that were included within Quanta’s Electric Power Infrastructure Services Division and $20.4 million was recorded for acquired businesses that were included within Quanta’s Oil and Gas Infrastructure Services Division on the dates of acquisition. Goodwill of approximately $2.0 million related to the 2016 acquisitions is expected to be deductible for income tax purposes, and goodwill of approximately $34.0 million related to the 2015 acquisitions is expected to be deductible for income tax purposes.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the estimated fair values of identifiable intangible assets for the 2016 acquisitions as of the acquisition dates and the related weighted average amortization periods by type (in thousands, except for weighted average amortization periods, which are in years).

	Estimated Fair Value at Acquisition Date	Weighted Average Amortization Period at Acquisition Date in Years
Customer relationships	$5,645	3.8
Backlog	2,085	2.1
Trade names	3,255	15.0
Non-compete agreements	482	5.0

Total intangible assets subject to amortization acquired in 2016 acquisitions	$11,467	6.7

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$2,042,186	$1,981,430	$5,574,327	$5,812,597
Gross profit	$302,582	$241,666	$709,820	$725,969
Selling, general and administrative expenses	$164,325	$149,662	$482,226	$455,755
Amortization of intangible assets	$8,094	$9,583	$24,312	$30,173
Net income from continuing operations	$73,547	$46,525	$111,164	$137,181
Net income from continuing operations attributable to common stock	$73,137	$43,957	$110,224	$126,456
Earnings per share from continuing operations attributable to common stock — basic and diluted	$0.47	$0.23	$0.70	$0.61

The pro forma combined results of operations for the three and nine months ended September 30, 2016 and 2015 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2016 acquisitions as if they occurred January 1, 2015. The pro forma combined results of operations for the three and nine months ended September 30, 2015 have also been prepared by adjusting the historical results of Quanta to include the historical results of the 2015 acquisitions as if they occurred January 1, 2014. These pro forma combined historical results were also adjusted for the following: a reduction of interest expense as a result of the repayment of outstanding indebtedness of the acquired businesses, a reduction of interest income as a result of the cash consideration paid net of cash received, an increase in amortization expense due to the incremental intangible assets recorded related to the 2016 and 2015 acquisitions, an increase or decrease in depreciation expense within cost of services related to the net impact of adjusting acquired property and equipment to the acquisition date fair value and conforming depreciable lives with Quanta’s accounting policies, an increase in the number of outstanding shares of Quanta common stock and exchangeable shares and certain reclassifications to conform the acquired companies’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that resulted or may result from the 2016 and 2015 acquisitions. As noted above, the pro forma

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

Revenues of approximately $24.6 million and a loss before taxes of approximately $0.7 million were included in Quanta’s consolidated results of operations for the three months ended September 30, 2016 related to the five 2016 acquisitions following their respective dates of acquisition. Revenues of approximately $49.1 million and a loss before taxes of approximately $1.6 million were included in Quanta’s consolidated results of operations for the nine months ended September 30, 2016 related to the five 2016 acquisitions following their respective dates of acquisition.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Infrastructure Services Division	Oil and Gas Infrastructure Services Division	Total
Balance at December 31, 2015:
Goodwill	$1,226,245	$366,306	$1,592,551
Accumulated impairment	—	(39,893)	(39,893)

	1,226,245	326,413	1,552,658
Goodwill acquired during 2016	24,074	20,536	44,610
Purchase price allocation adjustments (1)	293	(214)	79
Foreign currency translation adjustments	9,073	5,818	14,891

Balance at September 30, 2016:
Goodwill	1,259,685	393,108	1,652,793
Accumulated impairment	—	(40,555)	(40,555)

	$1,259,685	$352,553	$1,612,238

(1)

Adjustments primarily represent changes in deferred tax liability estimates and would have had no impact on the consolidated financial statements in prior periods had these adjustments been booked at the respective acquisition dates.

As described in Note 2, Quanta’s operating units are organized into one of Quanta’s two internal divisions and, accordingly, the goodwill associated with the operating units has been aggregated on a divisional basis in the table above. These divisions are closely aligned with Quanta’s reportable segments and operating units are assigned to a division based on the predominant type of work performed. From time to time, operating units may be reorganized between divisions as business environments evolve.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Quanta’s intangible assets subject to amortization and the remaining weighted average amortization periods related to such assets were as follows (in thousands except for weighted average amortization periods, which are in years):

	As of			As of			As of
	September 30, 2016			December 31, 2015			September 30, 2016
	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$247,252	$(106,586)	$140,666	$236,731	$(90,840)	$145,891	8.9
Backlog	134,579	(132,082)	2,497	130,818	(126,954)	3,864	0.8
Trade names	55,260	(12,144)	43,116	51,192	(9,525)	41,667	17.8
Non-compete agreements	29,425	(25,291)	4,134	28,560	(23,507)	5,053	3.2
Patented rights and developed technology	22,501	(15,358)	7,143	22,447	(13,848)	8,599	4.4

Total intangible assets subject to amortization	$489,017	$(291,461)	$197,556	$469,748	$(264,674)	$205,074	10.5

Amortization expense for intangible assets was $8.1 million and $8.7 million for the three months ended September 30, 2016 and 2015 and $23.7 million and $25.7 million for the nine months ended September 30, 2016 and 2015.

The estimated future aggregate amortization expense of intangible assets subject to amortization as of September 30, 2016 is set forth below (in thousands):

For the Fiscal Year Ending December 31,
Remainder of 2016	$8,013
2017	25,880
2018	24,541
2019	22,496
2020	21,193
Thereafter	95,433

Total	$197,556

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 are illustrated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amounts attributable to common stock:
Net income from continuing operations	$73,137	$43,176	$110,195	$122,872
Net income from discontinued operations	605	173,212	605	193,109

Net income attributable to common stock	$73,742	$216,388	$110,800	$315,981

Weighted average shares:
Weighted average shares outstanding for basic earnings per share	155,024	188,951	158,090	206,181
Effect of dilutive stock options	—	10	—	12

Weighted average shares outstanding for diluted earnings per share	155,024	188,961	158,090	206,193

For purposes of calculating diluted earnings per share, there were no adjustments required to derive Quanta’s net income attributable to common stock. Outstanding exchangeable shares that were issued pursuant to certain of Quanta’s historical acquisitions (as further discussed in Note 9), which are exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in weighted average shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 for the portion of the periods that they were outstanding. Weighted average shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2016 were reduced by the additional shares received on April 12, 2016 in settlement of an accelerated share repurchase arrangement (as further described in Note 9).

8.	DEBT OBLIGATIONS:

Quanta’s long-term debt obligations consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Borrowings under credit facility	$479,723	$466,850
Other long-term debt, interest rates ranging from 3.5% to 4.3%	3,439	5,401
Capital leases, interest rates ranging from 2.5% to 6.2%	4,298	5,351

Total long-term debt obligations	487,460	477,602
Less — Current maturities of long-term debt	5,061	2,238

Total long-term debt obligations, net of current maturities	$482,399	$475,364

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Quanta’s current maturities of long-term debt and short-term borrowings consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Short-term borrowings	$—	$4,829
Current maturities of long-term debt	5,061	2,238

Current maturities of long-term debt and short-term borrowings	$5,061	$7,067

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

As of September 30, 2016, Quanta had approximately $313.3 million of outstanding letters of credit and bank guarantees, $213.5 million of which were denominated in U.S. dollars and $99.8 million of which were denominated in currencies other than the U.S. dollar, primarily in Australian or Canadian dollars. Quanta also had $479.7 million of outstanding revolving loans under the credit facility, $335.0 million of which were denominated in U.S. dollars and $144.7 million of which were denominated in Canadian dollars. The remaining $1.02 billion was available for revolving loans or new letters of credit or bank guarantees. Information on borrowings under Quanta’s credit facility and the applicable interest rates during the three and nine months ended September 30, 2016 and 2015 is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Maximum amount outstanding during the period	$518,556	$470,560	$518,607	$470,560
Average daily amount outstanding under the credit facility	$469,276	$285,051	$455,267	$183,719
Weighted-average interest rate	2.16%	1.77%	2.11%	2.01%

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement). The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on Quanta’s assets. The credit agreement allows cash payments for dividends and stock repurchases subject to compliance with the following requirements (after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100.0 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of September 30, 2016, Quanta was in compliance with all of the covenants in the credit agreement.

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

During the quarter ended September 30, 2016, 255,647 exchangeable shares were exchanged for Quanta common stock. As of September 30, 2016, both shares of the Preferred Stock remained outstanding and 6,620,395 exchangeable shares remained outstanding, of which 3,949,929 were associated with the Preferred Stock.

Treasury Stock

Under the stock incentive plans described in Note 10, the tax withholding obligations of employees upon vesting of restricted stock awards and RSUs settled in common stock are typically satisfied by Quanta making such tax payments and withholding a number of vested shares having a value on the date of vesting equal to the tax withholding obligation. For the settlement of these employee tax liabilities, Quanta withheld 362,011 and 352,058 shares of Quanta common stock during the nine months ended September 30, 2016 and 2015, with a total market value of $7.5 million and $10.1 million. These shares and the related costs to acquire them were accounted for as adjustments to the balance of treasury stock. Under Delaware corporate law, treasury stock is not counted for quorum purposes or entitled to vote.

During the fourth quarter of 2013, Quanta’s board of directors approved a stock repurchase program authorizing Quanta to purchase, from time to time through December 31, 2016, up to $500.0 million of its outstanding common stock (the 2013 Repurchase Program). During the nine months ended September 30, 2015, Quanta repurchased 14.3 million shares of its common stock at a cost of $406.5 million in the open market and completed the 2013 Repurchase Program.

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

Also during the third quarter of 2015, Quanta entered into an accelerated share repurchase arrangement (the ASR) to repurchase $750.0 million of its common stock under the 2015 Repurchase Program. Under the terms of

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the ASR, Quanta paid $750.0 million to JPMorgan Chase Bank, National Association, London Branch (JPMorgan) and initially received 25.7 million shares of its common stock. The fair market value of these 25.7 million shares at the time of delivery was approximately $600.0 million, and the repurchased shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock during the quarter ended September 30, 2015, reducing the weighted-average number of basic and diluted common shares used to calculate Quanta’s earnings per share. The $150.0 million remaining under the ASR was recorded as an adjustment to additional paid-in capital (APIC) during the quarter ended September 30, 2015 and was reclassified from APIC to treasury stock as a result of the final settlement of the ASR on April 12, 2016. Upon final settlement and based on the final volume-weighted average share price during the term of the ASR, minus a discount and subject to other adjustments pursuant to the terms and conditions of the ASR, Quanta received 9.4 million additional shares of its common stock from JPMorgan.

As of September 30, 2016, Quanta repurchased 54.3 million shares of its common stock at a cost of $1.20 billion and approximately $50.1 million remained available under the 2015 Repurchase Program.

Non-controlling Interests

Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Quanta has determined that certain of these joint ventures are VIEs, with Quanta providing the majority of the infrastructure services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. Management has concluded that Quanta is the primary beneficiary of each of the joint ventures determined to be VIEs and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as non-controlling interests in the condensed consolidated financial statements. Income attributable to the other joint venture members in the amounts of $0.4 million and $2.6 million for the three months ended September 30, 2016 and 2015 and $0.9 million and $10.7 million for the nine months ended September 30, 2016 and 2015 has been accounted for as a reduction of net income in deriving net income attributable to common stock. Equity in the consolidated assets and liabilities of these joint ventures that is attributable to the other joint venture members has been accounted for as non-controlling interests within total equity in the accompanying balance sheets.

The carrying value of the investments held by Quanta in all of its VIEs was approximately $2.6 million and $2.3 million at September 30, 2016 and December 31, 2015. The carrying value of investments held by the non-controlling interests in these variable interest entities at September 30, 2016 and December 31, 2015 was $2.6 million and $2.3 million. During the three months ended September 30, 2016 and 2015, distributions to non-controlling interests were $0.6 million and $1.5 million. During the nine months ended September 30, 2016 and 2015, distributions to non-controlling interests were $0.6 million and $6.5 million. There were no other changes in equity as a result of transfers to/from the non-controlling interests during the nine months ended September 30, 2016 or 2015. See Note 11 for further disclosures related to Quanta’s joint venture arrangements.

10.	EQUITY-BASED COMPENSATION:

Stock Incentive Plans

On May 19, 2011, Quanta’s stockholders approved the 2011 Omnibus Equity Incentive Plan (the 2011 Plan). The 2011 Plan provides for the award of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock, RSUs, stock bonus awards, performance compensation awards (including performance units and cash bonus awards) or any combination of the foregoing. The purpose of the 2011 Plan is to attract and retain key personnel and provide participants with additional performance incentives

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

by increasing their proprietary interest in Quanta. Employees, directors, officers, consultants or advisors of Quanta or its affiliates are eligible to participate in the 2011 Plan, as are prospective employees, directors, officers, consultants or advisors of Quanta who have agreed to serve Quanta in those capacities. An aggregate of 11,750,000 shares of Quanta common stock may be issued pursuant to awards granted under the 2011 Plan.

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

Restricted Stock and RSUs to be Settled in Common Stock

During the three months ended September 30, 2016 and 2015, Quanta granted a nominal number and 0.1 million RSUs to be settled in common stock under the 2011 Plan with weighted average grant date fair values of $24.92 and $24.58. During the nine months ended September 30, 2016 and 2015, Quanta granted 1.8 million and 1.3 million RSUs to be settled in common stock under the Plans with weighted average grant date fair values of $22.13 and $27.70. The grant date fair value for awards of restricted stock and RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. Restricted stock and RSU awards to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs in equal installments over a two-year or three-year period following the date of grant. During the restriction period, holders of restricted stock are entitled to vote and receive dividends on such shares.

During the three months ended September 30, 2016 and 2015, vesting activity consisted of a nominal number and 0.1 million shares of restricted stock and RSUs settled in common stock with an approximate fair value at the time of vesting of $1.4 million and $1.2 million. During the nine months ended September 30, 2016 and 2015, vesting activity consisted of 1.3 million and 1.2 million shares of restricted stock and RSUs settled in common stock with an approximate fair value at the time of vesting of $27.8 million and $35.0 million.

During the three months ended September 30, 2016 and 2015, Quanta recognized $8.8 million and $8.3 million in non-cash stock compensation expense related to restricted stock and RSUs to be settled in common stock. During the nine months ended September 30, 2016 and 2015, Quanta recognized $30.5 million and $26.1 million in non-cash stock compensation expense related to restricted stock and RSUs to be settled in common stock. As of September 30, 2016, there was approximately $36.8 million of total unrecognized compensation cost related to unvested restricted stock and RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 1.75 years.

Performance Units to be Settled in Common Stock

Performance units awarded pursuant to the 2011 Plan provide for the issuance of shares of common stock upon vesting. These performance units cliff-vest at the end of a three-year performance period based on achievement of three-year company financial performance targets and strategic initiatives established by the

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Compensation Committee. The final amount of earned and vested performance units can range from 0% to 200% of the initial amount awarded based on the level of achievement of performance goals, as determined by Quanta’s Compensation Committee.

During the three months ended September 30, 2016 and 2015, Quanta granted no performance units to be settled in common stock under the 2011 Plan. During the nine months ended September 30, 2016 and 2015, Quanta granted 0.3 million and 0.2 million performance units to be settled in common stock under the 2011 Plan, with a weighted average grant date fair value of $22.86 and $28.16. The grant date fair value for awards of performance units to be settled in common stock is based on the market value of Quanta common stock on the date of grant applied to the total number of performance units that Quanta anticipates will become earned and vest. This fair value is expensed ratably over the vesting term and is adjusted for fair value changes, so that the expense recognized for each award is equivalent to the fair value of the final number of earned and vested performance units. During the three months ended September 30, 2016 and 2015, Quanta recognized $1.0 million and $1.2 million in compensation expense associated with performance units to be settled in common stock. During the nine months ended September 30, 2016 and 2015, Quanta recognized $2.5 million and $2.6 million in compensation expense associated with performance units to be settled in common stock. No performance units vested, and no shares of common stock were issued in connection with performance units, during the three and nine months ended September 30, 2016 and 2015, as applicable performance periods had not yet concluded.

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

Compensation expense related to RSUs to be settled in cash was $2.0 million and $0.7 million for the three months ended September 30, 2016 and 2015 and $4.9 million and $3.2 million for the nine months ended September 30, 2016 and 2015. Such expense is recorded in selling, general and administrative expenses. RSUs that are anticipated to be settled in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $1.0 million and $1.2 million to settle liabilities related to cash-settled RSUs in the three months ended September 30, 2016 and 2015 and $4.4 million and $3.7 million to settle liabilities related to cash-settled RSUs in the nine months ended September 30, 2016 and 2015. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $3.1 million and $2.7 million at September 30, 2016 and December 31, 2015.

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

During the fourth quarter of 2014, a limited partnership in which Quanta is a partner was selected for an engineering, procurement and construction (EPC) electric transmission project to construct approximately 500 kilometers of transmission line and two 500 kV substations. Quanta will provide turnkey EPC services for the entire project. As of September 30, 2016, Quanta had made aggregate contributions to this unconsolidated affiliate of $9.8 million and had received $2.3 million as a return of capital. Also as of September 30, 2016, Quanta had outstanding additional capital commitments associated with investments in an unconsolidated affiliate related to this project as follows (in thousands):

Capital Commitments
Year Ending December 31 —
Remainder of 2016	$5,224
2017 (1)	32,684
2018	—
2019	24,131

Total capital commitments associated with investments in an unconsolidated affiliate related to an EPC electrical transmission project	$62,039

(1)	A return of capital from unconsolidated affiliates of approximately $43.1 million is anticipated in August 2017 and is not included in these amounts.

Additionally, as of September 30, 2016, Quanta had outstanding capital commitments associated with investments in unconsolidated affiliates related to planned oil and gas infrastructure projects of approximately $4.2 million, $0.5 million of which is expected to be paid in the fourth quarter of 2016. Quanta is unable to determine the exact timing of the remaining $3.7 million of these capital commitments but anticipates them to be paid by June 30, 2017.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of September 30, 2016 (in thousands):

Operating Leases
Year Ending December 31 —
Remainder of 2016	$29,517
2017	87,516
2018	61,153
2019	38,335
2020	21,875
Thereafter	28,308

Total minimum lease payments	$266,704

Rent expense related to operating leases was approximately $63.0 million and $52.3 million for the three months ended September 30, 2016 and 2015 and approximately $177.8 million and $152.5 million for the nine months ended September 30, 2016 and 2015.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta has agreed to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At September 30, 2016, the maximum guaranteed residual value was approximately $544.7 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Expenditures

Quanta has capital commitments for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of September 30, 2016, Quanta issued approximately $3.7 million of production orders with expected delivery dates in 2016. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that these orders will be assigned to third party leasing companies and made available to Quanta under certain of its master equipment lease agreements, thereby releasing Quanta from its capital commitments.

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

SEC Notice. On March 10, 2014, the SEC notified Quanta of an inquiry into certain aspects of Quanta’s activities in certain foreign jurisdictions, including South Africa and the United Arab Emirates. The SEC also requested that Quanta take necessary steps to preserve and retain categories of relevant documents, including those pertaining to Quanta’s U.S. Foreign Corrupt Practices Act compliance program. The SEC did not allege any violations of law by Quanta or its employees. On October 27, 2016, the SEC notified Quanta that it had concluded its investigation and, based on the information received, did not intend to pursue further action in connection with this inquiry.

For additional information regarding other pending legal proceedings, see Collective Bargaining Agreements in this Note 11.

Concentrations of Credit Risk

Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and its net receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts net of advanced billings with the same customer. Substantially all of Quanta’s cash investments are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what Quanta believes to be high quality investments, which consist

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

primarily of interest-bearing demand deposits, money market investments, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although Quanta does not currently believe the principal amount of these investments is subject to any material risk of loss, changes in economic conditions could impact the interest income Quanta receives from these investments. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and oil and gas companies, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States, Canada and Australia. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States, Canada and Australia, which may be heightened as a result of uncertain economic and financial market conditions that have existed in recent years. However, Quanta generally has certain statutory lien rights with respect to services provided. Historically, some of Quanta’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services Quanta has performed.

At September 30, 2016 and December 31, 2015, one customer within Quanta’s Electric Power Infrastructure Services segment accounted for approximately 16% and 12% of Quanta’s consolidated net receivable position. At September 30, 2016 and December 31, 2015, the net receivable position for this customer was $287.0 million and $195.2 million, which included $224.1 million and $83.9 million of costs and estimated earnings in excess of billings on uncompleted contracts. These balances were associated with invoicing challenges and billing delays on two related electric transmission projects located in remote regions of northeastern Canada that resulted from extensive quality assurance documentation and administrative requirements. Quanta continues to work collaboratively with the customer to improve these processes. No other customers represented 10% or more of Quanta’s consolidated net receivable position as of September 30, 2016 or December 31, 2015. No customers represented 10% or more of Quanta’s revenues for the three and nine months ended September 30, 2016 and 2015.

Self-Insurance

As discussed in Note 2, Quanta is insured for employer’s liability, group health, general liability, auto liability and workers’ compensation claims. As of September 30, 2016 and December 31, 2015, the gross amount accrued for insurance claims totaled $213.1 million and $209.0 million with $159.0 million and $153.5 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of September 30, 2016 and December 31, 2015 were $8.7 million and $8.6 million, of which $0.4 million and $0.6 million were included in prepaid expenses and other current assets and $8.3 million and $8.0 million were included in other assets, net.

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

As of September 30, 2016, Quanta had $313.3 million in outstanding letters of credit and bank guarantees under its credit facility to secure its casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2016 and 2017. Upon maturity, it is expected that the majority of the letters of credit related to the casualty insurance program will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. These performance bonds expire at various times ranging from mechanical completion of the related projects to a period extending beyond contract completion in certain circumstances, and as such a determination of maximum potential amounts outstanding requires the use of certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of Quanta’s bonded operating activity. As of September 30, 2016, the total amount of the outstanding performance bonds was estimated to be approximately $3.5 billion. Quanta’s estimated maximum exposure as it relates to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of its commitments under the performance bonds generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $1.3 billion as of September 30, 2016.

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

Employment Agreements

Quanta has various employment agreements with certain executives and other employees, which provide for compensation and certain other benefits and for severance payments under certain circumstances. Certain employment agreements also contain clauses that become effective upon a change in control of Quanta, and Quanta may be obligated to pay certain amounts to such employees upon the occurrence of any of the defined change in control events.

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

The ultimate liability associated with the complete withdrawal of Quanta’s subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. In March 2014, the Central States Plan provided revised estimates indicating that the total withdrawal liability based on certain withdrawal scenarios from 2011 through 2014 could range between $40.1 million and $55.4 million, which Quanta believes to be the range of reasonably possible loss for this matter. Additionally, based on those estimates and allowing for the exclusion of amounts believed by management to have been improperly included in such estimates, Quanta recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within the range communicated to Quanta by the Central States Plan. Given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the expense Quanta had recognized through September 30, 2016. Although Quanta disputes the total liability owed to the Central States Plan, it continues to make monthly payments according to the terms of the January 2016 Notice and Demand while the parties determine the final withdrawal liability. As of September 30, 2016, Quanta had made payments totaling $15.9 million toward the withdrawal liability assessment.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2013 Central States Plan Withdrawal Liability. On October 9, 2013, Quanta acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of acquisition. Prior to the acquisition, the Central States Plan issued a Notice and Demand to the acquired company claiming a withdrawal liability in the total amount of $6.9 million and requiring payments to be made on this assessment while the dispute is ongoing. In connection with the acquisition, Quanta recorded an initial liability of $4.8 million related to this withdrawal liability, and a portion of the purchase price for the acquired company was deposited into an escrow account to fund any withdrawal obligation in excess of the initial liability recorded. In January 2016, the Central States Plan issued a revised Notice and Demand claiming a withdrawal liability in the amount of $4.8 million. Although Quanta continues to dispute the total liability owed to the Central States Plan, it continues to make monthly payments according to the terms of this revised Notice and Demand while the parties determine the final withdrawal liability. As of September 30, 2016, payments totaling $3.3 million had been made toward the withdrawal liability assessment.

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

Indemnities

Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Additionally, in connection with certain acquisitions and dispositions, Quanta has indemnified various parties against specified liabilities that those parties might incur in the future. The indemnities under acquisition or disposition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of September 30, 2016, except as otherwise set forth above in Legal Proceedings, Quanta does not believe any material liabilities for claims exist against it in connection with any of these indemnity obligations.

In the normal course of Quanta’s acquisition transactions, Quanta obtains rights to indemnification from the sellers or former owners of acquired companies for certain risks, liabilities and obligations arising from their prior operations, such as performance, operational, safety, workforce or tax issues, some of which Quanta may not have discovered during due diligence. However, the indemnities may not cover all of Quanta’s exposure for such pre-acquisition matters, and the indemnitors may be unwilling or unable to pay the amounts owed to Quanta. Accordingly, Quanta may incur expenses for which it is not reimbursed. Quanta is currently in the process of identifying certain pre-acquisition obligations associated with non-U.S. payroll taxes that may be due from a business acquired by Quanta in 2013. As of September 30, 2016, Quanta recorded $11.4 million as its best estimate of the pre-acquisition tax obligations and a corresponding indemnification asset, as management expects to recover from the indemnity counterparties any amounts that Quanta may be required to pay in connection with any such obligations.

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

Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Electric Power Infrastructure Services	$1,222,432	$1,183,151	$3,568,521	$3,645,767
Oil and Gas Infrastructure Services	819,754	756,287	1,979,832	2,027,397

Consolidated	$2,042,186	$1,939,438	$5,548,353	$5,673,164

Operating income (loss):
Electric Power Infrastructure Services	$118,998	$76,948	$282,256	$273,967
Oil and Gas Infrastructure Services	65,661	58,874	83,401	119,002
Corporate and non-allocated costs	(54,496)	(54,944)	(162,731)	(159,090)

Consolidated	$130,163	$80,878	$202,926	$233,879

Depreciation:
Electric Power Infrastructure Services	$22,906	$22,801	$68,788	$65,790
Oil and Gas Infrastructure Services	17,296	16,347	50,351	49,599
Corporate and non-allocated costs	2,476	1,806	7,468	5,993

Consolidated	$42,678	$40,954	$126,607	$121,382

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Foreign Operations

During the three months ended September 30, 2016 and 2015, Quanta derived $459.6 million and $342.6 million of its revenues from foreign operations. During the nine months ended September 30, 2016 and 2015, Quanta derived $1.15 billion and $1.24 billion of its revenues from foreign operations. Of Quanta’s foreign revenues, approximately 78% and 83% were earned in Canada during the three months ended September 30, 2016 and 2015 and approximately 75% and 85% were earned in Canada during the nine months ended September 30, 2016 and 2015. In addition, Quanta held property and equipment of $335.1 million and $317.6 million in foreign countries, primarily Canada, as of September 30, 2016 and December 31, 2015.

13.	SUPPLEMENTAL CASH FLOW INFORMATION:

The net effect of changes in operating assets and liabilities, net of non-cash transactions, on cash flows from operating activities of continuing operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Accounts and notes receivable	$(177,832)	$(59,739)	$86,562	$77,913
Costs and estimated earnings in excess of billings on uncompleted contracts	(35,075)	(11,828)	(169,998)	(78,597)
Inventories	(12,405)	(9,605)	(10,124)	(22,596)
Prepaid expenses and other current assets	19,664	14,305	7,977	4,729
Accounts payable and accrued expenses and other non-current liabilities	105,104	60,333	108,196	111,779
Billings in excess of costs and estimated earnings on uncompleted contracts	(78,306)	20,950	(90,833)	6,381
Other, net	(6,486)	(1,917)	(7,485)	(9,003)

Net change in operating assets and liabilities, net of non-cash transactions	$(185,336)	$12,499	$(75,705)	$90,606

Additional supplemental cash flow information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cash (paid) received during the period for —
Interest paid related to continuing operations	$(3,344)	$(1,721)	$(8,851)	$(4,331)
Income taxes paid related to continuing operations	$(21,799)	$(55,817)	$(55,323)	$(106,058)
Income taxes paid related to discontinued operations	$—	$(240)	$(6,080)	$(484)
Income tax refunds related to continuing operations	$2,554	$7,286	$4,233	$18,024

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

We report our results under two reportable segments: (1) Electric Power Infrastructure Services and (2) Oil and Gas Infrastructure Services. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the nine months ended September 30, 2016 were approximately $5.55 billion, of which 64.3% was attributable to the Electric Power Infrastructure Services segment and 35.7% to the Oil and Gas Infrastructure Services segment.

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

Recent Investments, Acquisitions and Divestitures

Acquisitions

During the first nine months of 2016, we completed five acquisitions. The results of four of the acquired companies are generally included in our Electric Power Infrastructure Services segment. These companies included an electrical infrastructure services company located in Australia, a utility contracting company located in Canada, a full service medium- and high-voltage powerline contracting company located in the United States and a telecommunications company located in Canada. We also acquired a pipeline service contractor located in the United States, the results of which are generally included in our Oil and Gas Infrastructure Services segment. The aggregate consideration for these acquisitions consisted of approximately $75.9 million paid or payable in cash, subject to certain adjustments, 70,840 shares of Quanta common stock valued at approximately $1.5 million as of the settlement date of the applicable acquisition, and contingent consideration payments of up to $39.5 million, which will be paid if certain financial targets are achieved. Based on the estimated fair value of this contingent consideration, we have recorded an $18.7 million liability. As these transactions were effective during the first nine months of 2016, the results have been included in our consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable us to further enhance our service offerings in the United States and Canada.

During 2015, we acquired 11 companies. The results of eight of the acquired companies are generally included in our Electric Power Infrastructure Services segment. These companies include a foundation services company located in the United States, an electrical contracting company located in the United States, an electrical engineering company located in Australia, a powerline construction company located in the United States, an engineering company located in Canada, an engineering, procurement and construction services company based in the United States, an underground construction contracting company located in Canada and a supplier and material procurement specialist for the power and utility industry in Canada. The results of the remaining three acquired companies are generally included in our Oil and Gas Infrastructure Services segment. These companies include a company that services above-ground storage tanks in the United States, an underground utility distribution contractor that provides services to gas and electric utilities in Canada, and a company that specializes in the engineering, procurement, construction, and commissioning of compression and surface facilities for the high pressure gas industry in Australia. The aggregate consideration for these acquisitions consisted of approximately $110.6 million paid or payable in cash, subject to net working capital adjustments, 461,037 shares of Quanta common stock valued at approximately $10.1 million as of the settlement dates of the applicable acquisitions, and $1.0 million in contingent consideration. As these transactions were effective during 2015, the results have been included in our consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable us to further enhance our electric power and oil and gas infrastructure service offerings in the United States, Canada and Australia.

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

Our backlog represents the amount of consolidated revenues that we expect to realize from future work under construction contracts, long-term maintenance contracts and master service agreements (MSAs). These estimates include revenues from the remaining portion of firm orders not yet completed and on which work has not yet begun, as well as revenues from change orders, renewal options, and funded and unfunded portions of government contracts to the extent that they are reasonably expected to occur. For purposes of calculating backlog, we include 100% of estimated revenues attributable to consolidated joint ventures and variable interest entities (VIEs). The following table presents our total backlog by reportable segment as of September 30, 2016 and December 31, 2015, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of		Backlog as of
	September 30, 2016		December 31, 2015
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services	$3,363,218	$6,519,550	$3,307,837	$6,312,947
Oil and Gas Infrastructure Services	2,402,291	3,323,306	1,900,845	3,073,950

Total	$5,765,509	$9,842,856	$5,208,682	$9,386,897

Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues, regulatory requirements and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts may be terminated, typically upon 30 to 90 days’ notice, even if we are not in default under the contract. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends inherent in current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. In addition, many of our MSAs are subject to renewal options. As of September 30, 2016 and December 31, 2015, MSAs accounted for approximately 42% and 45% of our estimated 12 month backlog and approximately 51% and 50% of total backlog. There can be no assurance as to our customers’ actual requirements or that our estimates are accurate.

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

Performance risk. Margins may fluctuate because of the volume of work and the impacts of pricing and job productivity, which can be affected both favorably and negatively by, among other things, weather, geography, customer decisions and crew productivity. For example, when comparing a service contract between a current quarter and the comparable prior year’s quarter, factors affecting the gross margins associated with the revenues generated by the contract may include pricing under the contract, the volume of work performed under the contract, the mix of the type of work specifically being performed and the productivity of the crews performing the work. Productivity can be influenced by many factors, including where the work is performed (e.g., rural versus urban area or mountainous or rocky area versus open terrain), whether the work is on an open or encumbered right of way, the impact of inclement weather, the effects of environmental restrictions or regulatory delays, or the performance of third parties on a project. These types of factors are not practicable to quantify through accounting data, but each of these items may individually or in the aggregate have a direct impact on the gross margin of a specific project.

Foreign currency risk. Our financial performance is reported on a U.S. dollar-denominated basis but is partially subject to fluctuation in foreign currency exchange rates. Fluctuations in exchange rates relative to the U.S. dollar, primarily the Canadian and Australian dollars, could cause material fluctuations in comparisons of our results of operations between periods.

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

Consolidated Results

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Revenues	$2,042,186	100.0%	$1,939,438	100.0%	$5,548,353	100.0%	$5,673,164	100.0%
Cost of services (including depreciation)	1,739,604	85.2	1,704,223	87.9	4,842,241	87.3	4,972,538	87.7

Gross profit	302,582	14.8	235,215	12.1	706,112	12.7	700,626	12.3
Selling, general and administrative expenses	164,325	8.0	145,687	7.5	479,456	8.6	441,073	7.8
Amortization of intangible assets	8,094	0.4	8,650	0.4	23,730	0.4	25,674	0.4

Operating income	130,163	6.4	80,878	4.2	202,926	3.7	233,879	4.1
Interest expense	(3,726)	(0.1)	(2,021)	(0.1)	(10,898)	(0.2)	(5,096)	(0.1)
Interest income	874	—	346	—	2,031	—	1,118	—
Equity in losses of unconsolidated affiliates	(89)	—	—	—	(648)	—	(314)	—
Other income (expense), net	841	—	(1,070)	(0.1)	378	—	(1,416)	—

Income from continuing operations before income taxes	128,063	6.3	78,133	4.0	193,789	3.5	228,171	4.0
Provision for income taxes	54,516	2.7	32,389	1.6	82,654	1.5	94,574	1.6

Net income from continuing operations	73,547	3.6	45,744	2.4	111,135	2.0	133,597	2.4
Net income from discontinued operations	605	—	173,212	8.9	605	—	193,109	3.4

Net income	74,152	3.6	218,956	11.3	111,740	2.0	326,706	5.8
Less: Net income attributable to non-controlling interests	410	—	2,568	0.1	940	—	10,725	0.2

Net income attributable to common stock	$73,742	3.6%	$216,388	11.2%	$110,800	2.0%	$315,981	5.6%

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Revenues. Revenues increased $102.7 million, or 5.3%, to $2.04 billion for the three months ended September 30, 2016. This increase was primarily attributable to an increase in oil and gas infrastructure services revenues resulting from an increase in the number and size of projects that moved into full construction during the third quarter of 2016, as well as increased customer spending for gas distribution services during the third quarter of 2016. In addition, consolidated revenues were favorably impacted by the contribution of approximately $30.0 million in revenues from acquired companies, primarily in the Electric Power Infrastructure Services segment. Electric power infrastructure services revenues were also favorably impacted by increased activity from larger transmission projects and $8.8 million in higher emergency restoration services revenues. These increases were partially offset by lower electric power plant project revenues as an ongoing project neared completion during the three months ended September 30, 2016.

Gross profit. Gross profit increased $67.4 million, or 28.6%, to $302.6 million for the three months ended September 30, 2016. Gross profit as a percentage of revenues increased to 14.8% for the three months ended September 30, 2016 from 12.1% for the three months ended September 30, 2015. The increases in gross profit and gross profit as a percentage of revenues were primarily due to improved performance on certain electric transmission and distribution projects and the increased revenues described above, which improved the ability to cover fixed and overhead costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $18.6 million, or 12.8%, to $164.3 million for the three months ended September 30, 2016. This increase was primarily attributable to $11.2 million in higher salaries and benefits associated with increased personnel and greater incentive compensation expense due to current levels of profitability as incentive compensation is accrued proportionate to the levels of income for the year. In addition, we had $3.1 million in higher costs associated with ongoing technology and business development initiatives, $2.3 million contributed to a university endowment and $1.0 million in incremental general and administrative costs associated with acquired companies, net of reduced acquisition costs. Selling, general and administrative expenses as a percentage of revenues increased to 8.0% for the three months ended September 30, 2016 from 7.5% for the three months ended September 30, 2015. This increase was due primarily to the impact of the increased salaries and benefits costs and higher costs associated with ongoing technology and business development initiatives, partially offset by the increase in revenues.

Amortization of intangible assets. Amortization of intangible assets decreased $0.6 million to $8.1 million for the three months ended September 30, 2016. This decrease was primarily due to reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized, partially offset by increased amortization of intangible assets associated with acquired companies.

Interest expense. Interest expense increased $1.7 million to $3.7 million for the three months ended September 30, 2016 due to increased borrowing activity and a higher weighted average interest rate during the third quarter of 2016.

Provision for income taxes. The provision for income taxes was $54.5 million for the three months ended September 30, 2016, with an effective tax rate of 42.6%. The provision for income taxes was $32.4 million for the three months ended September 30, 2015, with an effective tax rate of 41.5%. The higher effective tax rate for the three months ended September 30, 2016 was primarily due to a lower proportion of income before taxes from international jurisdictions, which are generally taxed at lower statutory rates, as well as changes in estimates related to the amounts that qualify for the domestic manufacturing tax deduction.

Other comprehensive income. Other comprehensive income, net of taxes was a loss of $11.8 million in the three months ended September 30, 2016 compared to a loss of $67.5 million in the three months ended September 30, 2015. These losses were primarily due to less favorable foreign currency exchange rates related to the strengthening of the U.S. dollar against the Canadian dollar at September 30, 2016 as compared to June 30, 2016 and the strengthening of the U.S. dollar against the Canadian and Australian dollars at September 30, 2015 as compared to June 30, 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Revenues. Revenues decreased $124.8 million, or 2.2%, to $5.55 billion for the nine months ended September 30, 2016. This decrease was primarily attributable to a decrease in revenues from electric power infrastructure services of $77.2 million resulting from reduced customer spending associated with larger electric transmission projects as customers in this industry continue to face heightened regulatory and environmental requirements from state and federal agencies and more stringent permitting processes with various regional system operators. This increased regulatory environment impacted the timing of existing projects and delayed the development of other necessary infrastructure projects, which had a corresponding negative impact on the level of demand for our services. Also contributing to the decrease in revenues were lower oil and gas infrastructure services revenues of $47.6 million due to regulatory and permitting delays comparable to those experienced in our Electric Power Infrastructure Services segment that affected certain larger pipeline projects. To a lesser extent, oil and gas infrastructure services revenues were negatively impacted by project delays due to forest fires in Alberta, Canada during mid-2016 and overall reduced demand for services due to lower oil prices and their impact on customer spending. In addition, revenues contributed by our international operations were negatively impacted by approximately $43 million due to less favorable foreign currency translation rates as compared to the prior year period, primarily attributable to the strengthening of the U.S. dollar against the Canadian dollar. Partially offsetting these decreases for the nine months ended September 30, 2016 was the favorable impact of approximately $100 million in revenues generated by acquired companies, primarily in the Electric Power Infrastructure Services segment.

Gross profit. Gross profit increased $5.5 million, or 0.8%, to $706.1 million for the nine months ended September 30, 2016. Gross profit as a percentage of revenues increased to 12.7% for the nine months ended September 30, 2016 from 12.3% for the nine months ended September 30, 2015. These increases were primarily due to better utilization of certain large transmission resources during the nine months ended September 30, 2016, primarily within the third quarter of 2016, compared to the utilization of similar resources during the nine months ended September 30, 2015. Also contributing to these increases during the nine months ended September 30, 2016 was improved performance from ongoing larger pipeline and electric power projects, as we experienced more favorable weather and increased productivity compared to the nine months ended September 30, 2015. These increases were partially offset by the decrease in revenues from larger pipeline projects discussed above, which typically yield higher margins, and permitting delays that postponed the start dates for certain larger pipeline projects from the second quarter of 2016 to the second half of 2016, which negatively impacted resource utilization. Gross profit and gross profit as a percentage of revenues were also negatively impacted by project losses of $54.8 million related to a power plant construction project in Alaska during the nine months ended September 30, 2016, which are discussed further in the results of operations for the Electric Power Infrastructure Services segment, as compared to project losses of $45.0 million during the nine months ended September 30, 2015 related to the same project and an electric transmission project in Canada completed in the third quarter of 2015. While we intend to pursue potential claims for additional compensation from our customer for certain of these issues, recovery on any such claims is not included in our estimate of total contract value at September 30, 2016.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $38.4 million, or 8.7%, to $479.5 million for the nine months ended September 30, 2016. This increase was primarily attributable to $8.0 million in higher costs associated with ongoing technology and business development initiatives, $6.8 million in incremental general and administrative costs associated with acquired companies, net of reduced acquisition costs, $6.3 million in severance costs associated with the departure of Quanta’s former president and chief executive officer and severance and restructuring costs primarily associated with certain operations within the Oil and Gas Infrastructure Services segment, $6.0 million in higher salaries and benefits from annual compensation increases and increased personnel, $4.7 million in higher contract and temporary salaries expense, and $2.3 million contributed to a university endowment. Selling, general and administrative expenses as a percentage of revenues increased to 8.6% for the nine months ended September 30, 2016 from 7.8% for the nine months ended September 30, 2015. This increase was primarily due to the higher costs described above and the impact of lower overall revenues for the nine months ended September 30, 2016.

Amortization of intangible assets. Amortization of intangible assets decreased $1.9 million to $23.7 million for the nine months ended September 30, 2016. This decrease was primarily due to reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized, partially offset by increased amortization of intangible assets associated with acquired companies.

Interest expense. Interest expense increased $5.8 million to $10.9 million for the nine months ended September 30, 2016 primarily due to increased borrowing activity and a higher weighted average interest rate during the nine months ended September 30, 2016.

Provision for income taxes. The provision for income taxes was $82.7 million for the nine months ended September 30, 2016, with an effective tax rate of 42.7%. The provision for income taxes was $94.6 million for the nine months ended September 30, 2015, with an effective tax rate of 41.4%. The higher effective tax rate for the nine months ended September 30, 2016 was primarily due to a lower proportion of income before taxes from international operations, which are generally taxed at lower statutory rates, as well as changes in estimates related to the amounts that qualify for the domestic manufacturing tax deduction. The provision for income taxes for the period ended September 30, 2015 included $5.0 million related to an increase in the Alberta provincial statutory income tax rate, effective as of June 1, 2015, which required a remeasurement of certain cumulative deferred tax assets and liabilities.

Other comprehensive income. Other comprehensive income, net of taxes was a gain of $51.9 million in the nine months ended September 30, 2016 compared to a loss of $141.6 million in the nine months ended September 30, 2015. This was primarily due to favorable foreign currency exchange rates related to the weakening of the U.S. dollar against the Canadian and Australian dollar at September 30, 2016 as compared to December 31, 2015, whereas there were less favorable foreign currency exchange rates related to the strengthening of the U.S. dollar against the Canadian and Australian dollars at September 30, 2015 compared to December 31, 2014.

Segment Results

The following table sets forth segment revenues and segment operating income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Revenues:
Electric Power Infrastructure Services	$1,222,432	59.9%	$1,183,151	61.0%	$3,568,521	64.3%	$3,645,767	64.3%
Oil and Gas Infrastructure Services	819,754	40.1	756,287	39.0	1,979,832	35.7	2,027,397	35.7

Consolidated revenues from external customers	$2,042,186	100.0%	$1,939,438	100.0%	$5,548,353	100.0%	$5,673,164	100.0%

Operating income (loss):
Electric Power Infrastructure Services	$118,998	9.7%	$76,948	6.5%	$282,256	7.9%	$273,967	7.5%
Oil and Gas Infrastructure Services	65,661	8.0	58,874	7.8	83,401	4.2	119,002	5.9
Corporate and non-allocated costs	(54,496)	N/A	(54,944)	N/A	(162,731)	N/A	(159,090)	N/A

Consolidated operating income	$130,163	6.4%	$80,878	4.2%	$202,926	3.7%	$233,879	4.1%

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $39.3 million, or 3.3%, to $1.22 billion for the three months ended September 30, 2016. This increase was primarily due to approximately $25 million in revenues from acquired companies, $8.8 million in higher emergency restoration services revenues and a general increase in activity for larger transmission projects. These increases were partially offset by lower revenues from electric power plant projects as an ongoing project neared completion during the three months ended September 30, 2016.

Operating income increased $42.1 million, or 54.6%, to $119.0 million for the three months ended September 30, 2016. Operating income as a percentage of segment revenues increased to 9.7% for the three months ended September 30, 2016 from 6.5% for the three months ended September 30, 2015. Operating income during the three months ended September 30, 2016 was favorably impacted by improved performance primarily associated with large electric transmission services, as compared to operating income during the three months ended September 30, 2015, which was negatively impacted by significant delays in larger transmission projects that led to excess transmission construction resources and increased competition in the smaller transmission market. Operating income in the prior period was also negatively impacted by greater inefficiencies in transitioning from larger to smaller projects. Also impacting operating income and operating income as a percentage of revenues were increased project losses of $3.0 million during the three months ended September 30, 2016 related to the power plant project in Alaska compared to $3.7 million during the three months ended September 30, 2015 related to the same project and an electric transmission project in Canada completed in the third quarter of 2015.

The Alaska power plant project progressed through planned construction and commissioning activities in the third quarter of 2016 and is still expected to achieve substantial completion in the fourth quarter of 2016. As this project continues through the final construction and commissioning phases, it is possible that additional performance issues or other unforeseen circumstances could occur and result in the recognition of additional losses on this project; however, such amounts cannot currently be estimated.

Oil and Gas Infrastructure Services Segment Results

Revenues for this segment increased $63.5 million, or 8.4%, to $819.8 million for the three months ended September 30, 2016. This increase was primarily due to an increase in the number and size of projects that moved into full construction this quarter as well as increased customer spending for distribution services. In addition, revenues were favorably impacted by the contribution of approximately $5 million of revenues from acquired companies.

Operating income increased $6.8 million, or 11.5%, to $65.7 million for the three months ended September 30, 2016. The increase in operating income was primarily due to the increased volume of revenues described above. Operating income as a percentage of segment revenues increased to 8.0% for the three months ended September 30, 2016 from 7.8% for the three months ended September 30, 2015 as a result of the revenue increases described above as well as greater contributions from large pipeline projects, which typically carry higher margins and which allowed for better coverage of fixed and overhead costs during the third quarter of 2016.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended September 30, 2016 decreased $0.4 million to $54.5 million as compared to the quarter ended September 30, 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Electric Power Infrastructure Services Segment Results

Revenues for this segment decreased $77.2 million, or 2.1%, to $3.57 billion for the nine months ended September 30, 2016. This decrease was primarily a result of reduced customer spending associated with larger electric transmission projects as customers in this industry continue to face heightened regulatory and environmental requirements from state and federal agencies and more stringent permitting processes with various regional system operators. This increased regulatory environment impacted the timing of existing projects and delayed the development of other necessary infrastructure projects, which had a corresponding negative impact on the level of demand for our services. Revenues also declined as a result of less favorable foreign currency exchange rates in the nine months ended September 30, 2016, which negatively impacted our international operations by approximately $25 million and were primarily attributable to the strengthening of the U.S. dollar against the Canadian dollar. Partially offsetting these decreases were approximately $80 million in revenues from acquired companies and $19.0 million in higher emergency restoration services revenues.

Operating income increased $8.3 million, or 3.0%, to $282.3 million for the nine months ended September 30, 2016. Operating income as a percentage of segment revenues increased to 7.9% for the nine months ended September 30, 2016 from 7.5% for the nine months ended September 30, 2015. These increases were primarily due to better utilization of certain large transmission resources during the nine months ended September 30, 2016, primarily within the third quarter of 2016, as compared to the utilization of similar resources in the nine months ended September 30, 2015. Also contributing to these increases during the nine months ended September 30, 2016 was improved performance of ongoing projects, as we experienced more favorable weather and increased productivity. Partially offsetting these increases were project losses of $54.8 million related to the power plant construction project in Alaska during the nine months ended September 30, 2016 compared to project losses of $45.0 million during the nine months ended September 30, 2015 related to the same project and an electric transmission project in Canada completed in the third quarter of 2015.

The project losses related to the Alaska power plant construction project recognized during the nine months ended September 30, 2016 were primarily due to performance issues encountered on the project and a claimed force majeure event that disrupted the commissioning phase of the project during the second quarter of 2016. These issues resulted in higher than expected production costs associated with quality deficiencies and a related impact on production sequencing. We provided the customer and its insurance providers with a notice of force majeure in order to seek schedule relief and cost recovery from the disruptions. We are also in the process of developing potential claims for damages that may have resulted from third party engineering and other contractor performance issues; however, no revenues or cost recovery has been reflected in the estimate of total project losses at September 30, 2016. At September 30, 2016, this project had a contract value of $201 million and was approximately 97% complete. This project is expected to be substantially completed in the fourth quarter of 2016. As this project continues through the final construction and commissioning phases, it is possible that additional performance issues or other unforeseen circumstances could occur and result in the recognition of additional losses on this project; however, such amounts cannot currently be estimated.

Oil and Gas Infrastructure Services Segment Results

Revenues for this segment decreased $47.6 million, or 2.3%, to $1.98 billion for the nine months ended September 30, 2016. This decrease was primarily the result of regulatory and permitting delays for certain larger pipeline projects, as customers in this industry continue to face heightened federal and state regulatory and environmental requirements that have caused certain project start dates to shift into the second half of 2016. To a lesser extent, revenues were negatively impacted by project delays due to forest fires in Alberta, Canada during mid-2016 and overall reduced demand for services due to lower oil prices and their impact on customer spending. The revenues contributed from our international operations were negatively impacted by approximately $18 million as a result of less favorable foreign currency exchange rates in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily attributable to the strengthening of the U.S. dollar against the Canadian dollar. These decreases were partially offset by the increased activity from distribution services, the increase in the number and size of projects that moved into full construction during the three months ended September 30, 2016 and the contribution of approximately $20 million in revenues from acquired companies.

Operating income decreased $35.6 million, or 29.9%, to $83.4 million for the nine months ended September 30, 2016. Operating income as a percentage of segment revenues decreased to 4.2% for the nine months ended September 30, 2016 from 5.9% for the nine months ended September 30, 2015. These decreases were primarily due to the decrease in revenues from larger pipeline projects discussed above, as these projects typically yield higher margins, and certain larger pipeline projects that were scheduled to begin in the second quarter of 2016 experiencing delayed start dates into the second half of 2016 related to final permitting processes, which negatively impacted resource utilization. Operating income and operating income as a percentage of revenues were also negatively impacted by challenging site conditions associated with an ongoing transmission project in Canada and higher costs associated with current customer requests for additional project completion efforts on a transmission project in the U.S. that was substantially completed in 2015. While we intend to pursue potential claims for additional compensation on certain of these issues, recovery on any such claims was not included in our estimate of total contract value at September 30, 2016. Also contributing to the decrease in operating income and operating income as a percentage of revenues was the negative impact of approximately $2 million in severance and restructuring costs recognized during the three months ended March 31, 2016. The impact of these decreases was partially offset by improved performance on certain larger pipeline projects that moved into full construction during the nine months ended September 30, 2016.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the nine months ended September 30, 2016 increased $3.6 million to $162.7 million as compared to the nine months ended September 30, 2015. This increase was primarily due to $4.0 million in costs associated with the departure of Quanta’s former president and chief executive officer recognized during the three months ended March 31, 2016.

Liquidity and Capital Resources

Cash Requirements

Our cash and cash equivalents totaled $117.4 million and $128.8 million as of September 30, 2016 and December 31, 2015. As of September 30, 2016 and December 31, 2015, cash and cash equivalents held in domestic bank accounts were approximately $9.4 million and $16.1 million, and cash and cash equivalents held in foreign bank accounts were approximately $108.0 million and $112.7 million. As of September 30, 2016 and December 31, 2015, cash and cash equivalents held by our investments in joint ventures, which are either consolidated or proportionately consolidated, were approximately $9.4 million and $24.9 million, of which $9.1 million and $11.9 million related to domestic joint ventures. Cash and cash equivalents held by the joint ventures are available to support the operations of the related joint ventures, and we do not have access to that cash for our other operations. Under the terms of the partnership agreements, we generally have no right to the joint ventures’ cash other than participating in distributions and in the event of dissolution.

We were in compliance with the covenants under our credit agreement at September 30, 2016. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. Capital expenditures related to continuing operations are expected to total $205 million to $215 million for 2016, of which we have spent approximately $144.4 million through September 30, 2016.

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

Sources and Uses of Cash

As of September 30, 2016, we had cash and cash equivalents of $117.4 million and working capital of $1.16 billion. We also had $313.3 million of outstanding letters of credit and bank guarantees, $213.5 million of which was denominated in U.S. dollars and $99.8 million of which was denominated in currencies other than the U.S. dollar, primarily in Australian or Canadian dollars. We also had $479.7 million of outstanding revolving loans under our credit facility, $335.0 million of which was denominated in U.S. dollars and $144.7 million of which was denominated in Canadian dollars. As of September 30, 2016, our $1.810 billion senior secured revolving credit facility, which matures on December 18, 2020, had $1.02 billion available for revolving loans or issuing new letters of credit or bank guarantees.

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

Operating activities of continuing operations used net cash of $69.3 million during the three months ended September 30, 2016 as compared to $108.9 million provided during the three months ended September 30, 2015. This decrease in cash flows from operating activities of continuing operations for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was primarily due to additional working capital requirements associated with an increase in the number and size of oil and gas infrastructure projects that moved into full construction in the third quarter of 2016 and an increase in customer spending on distribution services and larger transmission projects. Also contributing to the decrease in cash flows from operating activities of continuing operations were invoicing challenges and billing delays on two related electric transmission projects located in remote regions of northeastern Canada that resulted from extensive quality assurance documentation and administrative requirements. We continue to work collaboratively with the customer to improve these processes. These decreases were partially offset by the positive impact of improved operating results from continuing operations.

Operating activities of continuing operations provided net cash of $196.9 million during the nine months ended September 30, 2016 as compared to $394.7 million provided during the nine months ended September 30,

2015. The decrease was primarily due to additional working capital requirements associated with an increase in the number and size of oil and gas infrastructure projects that moved into full construction in the third quarter of 2016 and the impact of the invoicing challenges and billing delays on the two related electric transmission projects in remote regions of northeastern Canada discussed above. Operating activities of continuing operations for the nine months ended September 30, 2015 were also positively impacted by the receipt of a cash payment in the amount of $65 million from settlement of an arbitration proceeding involving certain contract price adjustments and a reduction in income tax payments as a result of the $102.5 million charge to selling, general and administrative expense in 2014 related to certain receivables and its impact on estimated tax payments.

Days sales outstanding (DSO) as of September 30, 2016 was 79 days, as compared to 85 days at September 30, 2015. This decrease was primarily due to favorable billing terms for certain projects ongoing in 2016 as compared to projects ongoing in 2015, partially offset by the impact of invoicing challenges and billing delays on the two related large electric transmission projects in remote regions of northeastern Canada discussed above. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus costs and estimated earnings in excess of billings on uncompleted contracts less billings in excess of costs and estimated earnings on uncompleted contracts, divided by average revenues per day during the quarter.

Investing Activities

During the three months ended September 30, 2016, investing activities of continuing operations used net cash of $59.7 million as compared to $70.9 million used in the three months ended September 30, 2015. Investing activities of continuing operations in the third quarter of 2016 included $35.9 million used for capital expenditures and $28.2 million used in connection with acquisitions, partially offset by $6.8 million of proceeds from the sale of property and equipment. Investing activities of continuing operations in the third quarter of 2015 included $48.0 million used for capital expenditures and $29.4 million used in connection with acquisitions, partially offset by $8.5 million of proceeds from the sale of property and equipment.

During the nine months ended September 30, 2016, investing activities of continuing operations used net cash of $201.9 million as compared to $254.9 million used in the nine months ended September 30, 2015. Investing activities of continuing operations in the nine months ended September 30, 2016 included $144.4 million used for capital expenditures and $68.0 million used in connection with acquisitions, partially offset by $17.1 million of proceeds from the sale of property and equipment. Investing activities of continuing operations in the nine months ended September 30, 2015 included $169.0 million used for capital expenditures and $102.0 million used in connection with acquisitions, partially offset by $17.5 million of proceeds from the sale of property and equipment.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or magnitude of the potential cash outlays for these initiatives.

Financing Activities

During the three months ended September 30, 2016, net cash provided by financing activities of continuing operations was $82.9 million as compared to net cash used of $1.03 billion in the three months ended September 30, 2015. Financing activities of continuing operations in the three months ended September 30, 2016 included $83.7 million of net borrowings under our credit facility. Financing activities of continuing operations in the three months ended September 30, 2015 included $1.18 billion of common stock repurchases under our stock repurchase program, partially offset by $142.3 million of net borrowings under our credit facility.

During the nine months ended September 30, 2016, net cash used in financing activities of continuing operations was $2.3 million as compared to net cash used of $1.26 billion in the nine months ended September 30, 2015. Financing activities of continuing operations in the nine months ended September 30, 2016 included $8.4 million of net borrowings under our credit facility. Financing activities of continuing operations in the nine months ended September 30, 2015 included $1.53 billion of common stock repurchases under our stock repurchase program, partially offset by $282.3 million of net borrowings under our credit facility.

Stock Repurchases

During the fourth quarter of 2013, our board of directors approved a stock repurchase program authorizing us to purchase from time to time through December 31, 2016, up to $500.0 million of our outstanding common stock (the 2013 Repurchase Program). During the nine months ended September 30, 2015, we repurchased 14.3 million shares of our common stock at a cost of $406.5 million in the open market and completed the 2013 Repurchase Program.

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

Also during the third quarter of 2015, we entered into an accelerated share repurchase arrangement (the ASR) to repurchase $750.0 million of our common stock under the 2015 Repurchase Program. Under the terms of the ASR, we paid $750.0 million to JPMorgan Chase Bank, National Association, London Branch (JPMorgan) and initially received 25.7 million shares of our common stock. The fair market value of these 25.7 million shares at the time of delivery was approximately $600.0 million, and the repurchased shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock during the quarter ended September 30, 2015, reducing the weighted-average number of basic and diluted common shares used to calculate our earnings per share. The $150.0 million remaining under the ASR was recorded as an adjustment to additional paid-in capital (APIC) during the quarter ended September 30, 2015 and was reclassified from APIC to treasury stock as a result of the final settlement of the ASR on April 12, 2016. Upon final settlement and based on the final volume-weighted average share price during the term of the ASR, minus a discount and subject to other adjustments pursuant to the terms and conditions of the ASR, we received 9.4 million additional shares of our common stock from JPMorgan.

As of September 30, 2016, we repurchased 54.3 million shares of our common stock at a cost of $1.20 billion and approximately $50.1 million remained available under the 2015 Repurchase Program.

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

As of September 30, 2016, we had approximately $313.3 million of outstanding letters of credit and bank guarantees, $213.5 million of which were denominated in U.S. dollars and $99.8 million of which were denominated in currencies other than the U.S. dollar, primarily in Australian or Canadian dollars. We also had $479.7 million of outstanding revolving loans under the credit facility, $335.0 million of which were denominated in U.S. dollars and $144.7 million of which were denominated in Canadian dollars. The remaining $1.02 billion was available for revolving loans or new letters of credit or bank guarantees.

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement). The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on our assets. The credit agreement allows cash payments for dividends and stock repurchases subject to compliance with the following requirements (after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100.0 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of September 30, 2016, we were in compliance with all of the covenants in the credit agreement.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of September 30, 2016, the maximum guaranteed residual value was approximately $544.7 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of September 30, 2016, we had $313.3 million in outstanding letters of credit and bank guarantees to secure our casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2016 and 2017. Upon maturity, it is expected that the majority of the letters of credit related to the casualty insurance program will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of the lenders that are party to our credit agreement, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. Subject to certain conditions and consistent with terms of our credit agreement, these security interests will be automatically released if we maintain a credit rating that meets two of the following three conditions: (i) a corporate credit rating that is BBB- or higher by Standard & Poor’s Rating Services, (ii) a corporate family rating that is Baa3 or higher by Moody’s Investors Services, Inc. or (iii) a corporate credit rating that is BBB- or higher by Fitch Ratings, Inc. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of September 30, 2016, the total amount of outstanding performance bonds was estimated to be approximately $3.5 billion. Our estimated maximum exposure as it relates to the value of performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of our commitments under the performance bonds generally extinguishes concurrently with the expiration of our related contractual obligation. The estimated cost to complete these bonded projects was approximately $1.3 billion as of September 30, 2016.

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

Contractual Obligations

As of September 30, 2016, our future contractual obligations were as follows (in thousands):

	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Long-term debt - principal (1)	$483,162	$102	$3,337	$—	$—	$479,723	$—
Long-term debt - cash interest (2)	34	20	14	—	—	—	—
Operating lease obligations	266,704	29,517	87,516	61,153	38,335	21,875	28,308
Capital lease and related interest obligations (3)	4,298	430	1,701	1,289	878	—	—
Equipment purchase commitments	3,669	3,669	—	—	—	—	—
Capital commitment related to investments in unconsolidated affiliates (4)	62,536	5,721	32,684	—	24,131	—	—

Total	$820,403	$39,459	$125,252	$62,442	$63,344	$501,598	$28,308

(1)

Amounts were recorded in our September 30, 2016 condensed consolidated balance sheet and included $479.7 million of outstanding revolving loans under our credit facility, which bear interest at variable market rates. Assuming the principal amount outstanding at September 30, 2016 remained outstanding and the interest rate in effect at September 30, 2016 remained the same, the annual cash interest expense with respect to the credit facility would be approximately $10.4 million, payable for the remainder of the term of the facility, which matures in December 2020.
(2)	Amounts relate to cash interest expense on our fixed-rate long-term debt, which excludes the credit facility.
(3)	Principal amounts of lease obligations were recorded in our September 30, 2016 condensed consolidated balance sheet.
(4)

A return of capital from unconsolidated affiliates of approximately $43.1 million is anticipated in August 2017 and is not included in these amounts. As of September 30, 2016, we had made aggregate contributions to this unconsolidated affiliate of $9.8 million and had received $2.3 million as a return of capital.

Equipment Purchase Commitments

We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of September 30, 2016, production orders for approximately $3.7 million had been issued with delivery dates scheduled to occur throughout the remainder of 2016. Although we have committed to the purchase of these vehicles at the time of their delivery, we intend that these orders will be assigned to third party leasing companies and made available to us under certain of our master equipment lease agreements, which will release us from our capital commitment.

Unrecognized Tax Benefits

The Internal Revenue Service completed its examination related to tax years 2010, 2011 and 2012 during the nine months ended September 30, 2016; however, certain of our subsidiaries remain under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods, and the amount of unrecognized tax benefits could therefore increase or decrease as a result of the expiration of certain statute of limitations periods or settlements of these examinations. We believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $32.1 million due to the expiration of certain statute of limitations periods or settlements of the examinations.

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

The ultimate liability associated with the complete withdrawal of our subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. In March 2014, the Central States Plan provided revised estimates indicating that the total withdrawal liability based on certain withdrawal scenarios from 2011 through 2014 could range between $40.1 million and $55.4 million, which we believe to be the range of reasonably possible loss for this matter. Additionally, based on those estimates and allowing for the exclusion of amounts believed by management to have been improperly included in such estimates, we recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within the range communicated to us by the Central States Plan. Given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the expense we recognized through September 30, 2016. Although we dispute the total liability owed to the Central States Plan, we continue to make monthly payments according to the terms of the January 2016 Notice and Demand while the parties determine the final withdrawal liability. As of September 30, 2016, we had made payments totaling $15.9 million toward the withdrawal liability assessment.

2013 Central States Plan Withdrawal Liability. On October 9, 2013, we acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of acquisition. Prior to the acquisition, the Central States Plan issued a Notice and Demand to the acquired company claiming a withdrawal liability in the total amount of $6.9 million and requiring payments to be made on this assessment while the dispute is ongoing. In connection with the acquisition, we recorded an initial liability of $4.8 million related to this withdrawal liability, a portion of the purchase price for the acquired company was deposited into an escrow account to fund any withdrawal obligation in excess of the initial liability recorded. In January 2016, the Central States Plan issued a revised Notice and Demand claiming a withdrawal liability in the amount of $4.8 million. Although we continue to dispute the total liability owed to the Central States Plan, we continue to make monthly payments according to the terms of this revised Notice and Demand while the parties determine the final withdrawal liability. As of September 30, 2016, payments totaling $3.3 million had been made toward the withdrawal liability assessment.

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

Joint Venture Capital Commitments

We have also excluded from the Contractual Obligations table additional capital commitments associated with investments in unconsolidated affiliates related to planned oil and gas infrastructure projects of approximately $3.7 million because we are unable to determine the exact timing of these capital commitments but anticipate them to be paid by June 30, 2017. As specific amounts of capital commitments and their timing are determined, we will reflect such amounts in the Contractual Obligations table.

Self-Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Under these programs, the deductibles for general liability and auto liability are $10.0 million per occurrence, the deductible for workers’ compensation is $5.0 million per occurrence, and the deductible for employer’s liability is $1.0 million per occurrence. We are generally self-insured for all claims that do not exceed the amount of the applicable deductible. In connection with our casualty insurance programs, we are required to issue letters of credit to secure our self-insured obligations. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $0.4 million per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of September 30, 2016 and December 31, 2015, the gross amount accrued for insurance claims totaled $213.1 million and $209.0 million with $159.0 million and $153.5 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of September 30, 2016 and December 31, 2015 were $8.7 million and $8.6 million of which $0.4 million and $0.6 million were included in prepaid expenses and other current assets and $8.3 million and $8.0 million were included in other assets, net.

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

Concentrations of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and our net receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts net of advanced billings with the same customer. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high quality investments, which primarily include interest-bearing demand deposits, money market investments, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these investments is subject to any material risk of loss, changes in economic conditions could impact the interest income we receive from these investments. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power and oil and gas companies, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States, Canada and Australia. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States, Canada and Australia, which may be heightened as a result of uncertain economic and financial market conditions that have existed in recent years. However, we generally have certain statutory lien rights with respect to services provided. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services we have performed.

At September 30, 2016 and December 31, 2015, one customer within our Electric Power Infrastructure Services segment accounted for approximately 16% and 12% of our consolidated net receivable position. At September 30, 2016 and December 31, 2015, the net receivable position for this customer was $287.0 million and $195.2 million, which included $224.1 million and $83.9 million of costs and estimated earnings in excess of billings on uncompleted contracts. These balances were associated with invoicing challenges and billing delays on two related electric transmission projects located in remote regions of northeastern Canada that resulted from extensive quality assurance documentation and administrative requirements. We continue to work collaboratively with the customer to improve these processes. No other customers represented 10% or more of our consolidated net receivable position as of September 30, 2016 or December 31, 2015. No customers represented 10% or more of our revenues for the three and nine months ended September 30, 2016 and 2015.

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

In August 2016, the FASB issued an update intended to standardize the classification of certain transactions on the statement of cash flows. These transactions include contingent consideration payments made after a business combination, proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investments. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted, and requires application using a retrospective transition method. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements and will adopt this guidance by January 1, 2018.

In October 2016, the FASB issued an update that will require a reporting entity to recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance will not apply to intra-entity transfers of inventory. The income tax consequences from the sale of inventory from one member of a consolidated entity to another will continue to be deferred until the inventory is sold to a third party. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted. The modified retrospective method will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements and will adopt this guidance by January 1, 2018.

In October 2016, the FASB issued an update that will amend the consolidation guidance related to how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the VIE held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of a VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The new standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. Since we have already adopted a related update, we will be required to apply the amendments in this update retrospectively to all relevant prior periods beginning with the fiscal year in which the amendments in the prior update were initially applied. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements and will adopt this guidance by January 1, 2017.

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

As demand for power grows, the need for new power generation facilities is expected to grow over time. The development of new traditional power generation facilities, as well as renewable energy sources such as solar, wind and certain types of natural gas generation facilities, requires new or expanded transmission infrastructure to transport power to demand centers. Renewable energy in particular often requires significant transmission infrastructure due to the remote location of renewable sources of energy. As a result, we anticipate that future development of new power generation will lead to increased demand over the long term for our electric transmission design and construction services as well as our substation engineering and installation services.

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

We consider renewable energy, including solar and wind generation facilities, to be an ongoing opportunity for our engineering, project management and installation services. Concerns about greenhouse gas emissions, as well as the goal of reducing reliance on power generation from fossil fuels, are creating the need for more renewable energy sources. Renewable portfolio standards, which mandate that renewable energy constitute a specified percentage of a utility’s power generation by a specified date, exist in many states. We believe that our comprehensive services, industry knowledge and experience in the design, installation and maintenance of renewable energy facilities will enable us to support our customers’ renewable energy efforts.

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

Oil and Gas Infrastructure Services Segment

We continue to see growth opportunities in our Oil and Gas Infrastructure Services segment, primarily in the installation and maintenance of larger pipeline and related facilities, as well as pipeline integrity, natural gas distribution systems and specialty services such as horizontal directional drilling. The existing pipeline system infrastructure in North America is insufficient to support future development of unconventional shale formations and Canadian oil sands. We believe that the development of such resources, though facing challenges in the near term, may continue over the long term and that building this infrastructure would take a number of years, which we expect should increase demand for our services over the long term.

Despite our positive long-term outlook, a challenging regulatory and permitting environment has caused delays of some larger pipeline projects during the past several years. These dynamics resulted in below average larger pipeline construction opportunities for us and the industry during that period. The market for larger pipeline projects, in our view, began to improve in late 2013, though regulatory delays for some projects have moderated the pace of recovery. This dynamic has negatively impacted our Oil and Gas Infrastructure Services segment margins, in part as a result of our inability to adequately cover certain fixed costs. Margins for larger pipeline projects are also subject to significant performance risk, which can arise from adverse weather conditions, challenging geography, customer decisions and crew productivity. Our specific opportunities in the larger pipeline business are sometimes difficult to predict because of the seasonality of the bidding and construction cycles within the industry.

A number of larger pipeline projects from the North American shale formations and Canadian oil sands to power plants, refineries and other demand centers are in various stages of development. Most of the larger pipeline projects we are working on, have in backlog or see as future potential opportunities are driven by natural gas production and demand. Further, the abundant natural gas supply combined with attractive prices should increase demand for natural gas in the future. The U.S. Energy Information Administration has stated that the number of natural gas-fired power plants built will increase significantly over the next two decades. Power generation from renewable energy sources also continues to increase and become a larger percentage of the overall power generation mix. We also believe natural gas will be the fuel of choice to provide backup power generation during times when renewable energy sources are not available. These factors are resulting in increased development of natural gas power generation and demand for natural gas production over the long term, which is creating a need for additional pipeline infrastructure to connect natural gas supplies to demand centers.

In addition, the abundance, low price and long-term supply of North American natural gas has also resulted in efforts to develop liquefied natural gas (LNG) export facilities in the United States, Canada and Australia, which could provide pipeline and related facilities development opportunities for us. Natural gas prices in various international markets are significantly higher than North American natural gas prices, making the economics of exporting North American natural gas to international markets attractive. A number of LNG export facilities are in various stages of planning, permitting and development in the United States and Canada. Although we cannot be certain how many of these projects will move forward, as they could be affected by changing pricing and economic conditions, we believe our comprehensive service offerings and broad geographic presence enable us to competitively pursue pipeline and related facilities infrastructure opportunities that become available.

We also see a number of larger oil pipeline project opportunities, particularly in Canada. Although many of these projects are still developing, a significant number of projects have been awarded to us and other pipeline contractors and are moving towards construction. Given the costs and time required to bring a larger pipeline project from conception to construction, we believe many of our customers view such projects as important, strategic pieces of infrastructure, have a long-term perspective regarding their needs, and are not primarily influenced by short term commodity price fluctuations.

In certain areas of North America, pipeline takeaway capacity is not sufficient to economically move oil from production areas to demand centers for current and/or anticipated future oil production. As a result, certain proposed larger oil pipeline projects are being developed and have secured producers under contractual arrangements, making these projects economically viable despite the decline in oil prices. Several of these projects are intended to move oil from the Canadian oil sands to the east and west coast of Canada in order to access demand markets in Europe, Asia and other areas.

While there is risk that these projects will not move forward or could be delayed, we are encouraged by the proposed larger pipeline development plans and the successful progression of certain larger pipeline projects, which is indicative of an improved and favorable large pipeline market over the next several years in North America. To that end, we will be executing on a significant number of larger pipeline projects during the remainder of 2016 and going forward. However, if oil and natural gas prices decline further or remain at lower levels for a prolonged period, our outlook may change and demand for our oil and natural gas infrastructure services could be materially impacted.

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

Overall, we remain cautiously optimistic about this segment’s operations going forward. From a near- and medium-term perspective, we continue to believe that larger pipeline opportunities can provide strong profitability, although these projects and the profits they generate are often subject to more cyclicality and execution risk than our other service offerings. We have also taken steps to diversify our operations in this segment through other services, such as pipeline integrity, pipeline logistics, and offshore specialty services.

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

The current low price environment for oil and natural gas creates uncertainty and has adversely impacted demand for some of the services in our Oil and Gas Infrastructure Services segment. This dynamic could continue should natural gas and oil prices further decline or remain at lower levels. However, we believe long-term dynamics create growth opportunities going forward. We believe that our overall size and breadth of service offerings provide competitive advantages that allow us to leverage opportunities that arise in connection with development and production of resources from North American unconventional shale formations, the Canadian oil sands and coal seam gas and unconventional shale formations in Australia. We have experienced backlog growth in 2016 primarily driven by new larger natural gas pipeline project awards and believe there could be additional larger pipeline project activity over the next several years. We also believe that our strategy to pursue midstream gathering system opportunities in certain unconventional shale formations in the United States, as well as the anticipated increase in demand for our pipeline integrity, rehabilitation and replacement services from pipeline integrity initiatives, and other services in adjacent markets, will create attractive growth potential for us and also further diversify our service offerings in both the near and long term.

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

For both our electric power and oil and gas infrastructure customers, we have the financial strength to selectively and strategically provide financing solutions that could help facilitate development of energy infrastructure projects and potentially create construction backlog for us. We believe changing regulations, industry trends and the increasing size of energy infrastructure projects and programs are creating and will continue to create such opportunities, and our ability to selectively partner with customers in this manner is a competitive advantage.

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

Capital expenditures for 2016 related to continuing operations are expected to be between $205 million to $215 million. We expect 2016 capital expenditures to be funded substantially from cash on hand, internal cash flows and borrowings under our credit facility.

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

Uncertainty of Forward-Looking Statements and Information

This Quarterly Report on Form 10-Q includes “forward-looking statements” reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected revenues, net income, earnings per share, margins, weighted average shares outstanding, capital expenditures, tax rates and other projections of operating or financial results;

•	Expectations regarding our business or financial outlook, growth or opportunities in particular markets;

•	The expected value of contracts or intended contracts with customers;

•	Future capital allocation initiatives, including the amount, timing, availability and strategy with respect to any future stock repurchases;

•	The scope, services, term and results of any projects awarded or expected to be awarded for services to be provided by us;

•	The development of larger electric transmission and oil and natural gas pipeline projects and their impact on our business or demand for our services;

•	The level of oil, natural gas and natural gas liquids prices and their impact on our business or demand for our services;

•	The impact of renewable energy initiatives, including mandated state renewable portfolio standards, the economic stimulus package and other existing or potential energy legislation;

•	Potential opportunities that may be indicated by bidding activity or similar discussions with customers;

•	The potential benefits from acquisitions;

•	The expected outcome of pending or threatened litigation;

•	The business plans or financial condition of our customers;

•	Our plans and strategies;

•	Possible recovery on pending or contemplated change orders or other claims against customers or third parties;

•	The current economic and regulatory conditions and trends in the industries we serve; and

•	The effects of the sale of our fiber optic licensing operations.

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

•	The ability to access sufficient funding to finance desired growth and operations;

•	Our ability to obtain performance bonds;

•	Potential exposure to environmental liabilities;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	Rapid technological and structural changes that could reduce the demand for our services;

•	The impact of increased healthcare costs arising from healthcare reform legislation;

•	The impact of regulatory changes on labor costs;

•	The impact of significant fluctuations in foreign currency exchange rates;

•	The business, accounting and other effects from the sale of our fiber optic licensing operations;

•	The potential for claims, damages or injunctive relief associated with the dispositions of our prior businesses;

•	The terms of any transaction we enter into to facilitate the repurchase of shares under our stock repurchase program; and

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

Credit Risk. We are subject to concentrations of credit risk related to our cash and cash equivalents and our net receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts net of advanced billings with the same customer. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high-quality investments, which primarily include interest-bearing demand deposits, money market investments and money market mutual funds with original maturities of three months or less. Although we do not currently believe the principal amounts of these investments are subject to any material risk of loss, changes in economic conditions could impact the interest income we receive from these investments. In addition, as we grant credit under normal payment terms, generally without collateral, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened as a result of the depressed economic and financial market conditions that have existed in recent years. However, we believe the concentration of credit risk related to billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts is limited because of the diversity of our customers. We perform ongoing credit risk assessments of our customers and financial institutions and in some cases we obtain collateral or other security from our customers.

Interest Rate Risk. As of September 30, 2016, we had no derivative financial instruments to manage interest rate risk. As such, we were exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of September 30, 2016, the fair value of our variable rate debt of $481.3 million approximated book value. Our weighted average interest rate for the three months ended September 30, 2016 was 2.16%. The annual effect on our pretax earnings of a hypothetical 50 basis point increase or decrease in variable interest rates would be approximately $2.4 million based on our September 30, 2016 balance of variable rate debt.

Foreign Currency Risk. The U.S. dollar is the functional currency for the majority of our operations, which are primarily located within the United States. The functional currency for our foreign operations, which are primarily located in Canada and Australia, is typically the currency of the country in which the foreign operating unit is located. Accordingly, our financial performance is subject to fluctuation due to changes in foreign currency exchange rates relative to the U.S. dollar. During the three and nine months ended September 30, 2016, revenues from our foreign operations accounted for 22.5% and 20.7% of our consolidated revenues. Fluctuations in foreign exchange rates during the three months ended September 30, 2016 caused an approximate increase of

$3 million in foreign revenues compared to the three months ended September 30, 2015. Fluctuations in foreign exchange rates during the nine months ended September 30, 2016 caused an approximate decrease of $43 million in foreign revenues compared to the nine months ended September 30, 2015.

We are also subject to foreign currency risk with respect to sales, purchases and borrowings that are denominated in a currency other than the respective functional currencies of our operating units. To minimize the risk from changes in foreign currency exchange rates, we may enter into foreign currency derivative contracts to hedge our foreign currency risk on a cash flow basis. There were no outstanding foreign currency derivative contracts at September 30, 2016.

We also have foreign exchange risk related to cash and cash equivalents in foreign banks. Based on the balance of cash and cash equivalents in foreign banks of $108.0 million as of September 30, 2016, an assumed 5% adverse change to foreign exchange rates would result in a fair value decline of $5.4 million. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity.

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

As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

On July 1, 2016, we completed the acquisition of an electrical infrastructure services company located in Australia in which a portion of the consideration consisted of the unregistered issuance of shares of our common stock. For additional information about this acquisition, see Acquisitions in Note 1 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report. The aggregate consideration paid at closing in this acquisition consisted of approximately $18.7 million in cash, subject to a net working capital adjustment, and 70,840 shares of our common stock valued at approximately $1.5 million as of the settlement date of the acquisition.

During the three months ended September 30, 2016, we issued 255,647 shares of our common stock to certain former owners of an acquired company in exchange, on a one-for-one basis, for exchangeable shares in a Canadian subsidiary of Quanta that were held by certain former owners. Additionally, subsequent to September 30, 2016, we issued 94,270 shares of our common stock to the former owners of an acquired company in exchange, on a one-for-one basis, for exchangeable shares in a Canadian subsidiary of Quanta that were held by the former owners. Each of the former owners originally received the exchangeable shares as partial consideration for the sale of the acquired company.

The shares of common stock issued in the above transactions were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the shares were issued to the owners of businesses acquired in a privately negotiated transactions not involving any public offering or solicitation.

Issuer Purchases of Equity Securities During the Third Quarter of 2016

The following table contains information about our purchases of equity securities during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1-31, 2016	—	$—	—
August 1-31, 2016 (2)	9,950	$25.77	—
September 1-30, 2016	—	$—	—

Total	9,950		—	$50,120,407

(1)

On August 5, 2015, we issued a press release announcing that our board of directors approved a stock repurchase program authorizing us to purchase, from time to time through February 28, 2017, up to $1.25 billion of our outstanding common stock. Repurchases under the program can be made in open market or privately negotiated transactions, including pursuant to an accelerated share repurchase arrangement, issuer repurchase plan or otherwise, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. This program does not obligate us to acquire any specific amount of common stock and may be modified or terminated by our board of directors at any time at its sole discretion and without notice. As of September 30, 2016, we had repurchased an aggregate $1.20 billion in Quanta common stock under this program. As discussed in Liquidity and Capital Resources — Debt Instruments — Credit Facility in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part I, our credit agreement includes certain limitations on the repurchase of common stock.

(2)	Includes shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock unit awards.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K filed May 25, 2011 and incorporated herein by reference)

3.2	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed January 17, 2014 and incorporated herein by reference)

3.3	Bylaws of Quanta Services, Inc., as amended and restated March 27, 2014 (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed March 31, 2014 and incorporated herein by reference)

10.1 ^	Employment Agreement dated September 1, 2016, effective as of March 14, 2016, by and between Quanta Services, Inc. and Earl C. Austin, Jr. (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed September 8, 2016 and incorporated herein by reference)

31.1 *	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2 *	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 *	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	XBRL Instance Document
INS *

101	XBRL Taxonomy Extension Schema Document
SCH *

101	XBRL Taxonomy Extension Calculation Linkbase Document
CAL *

101	XBRL Taxonomy Extension Label Linkbase Document
LAB *

101	XBRL Taxonomy Extension Presentation Linkbase Document
PRE *

101	XBRL Taxonomy Extension Definition Linkbase Document
DEF *

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN
Derrick A. Jensen Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: November 8, 2016

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K filed May 25, 2011 and incorporated herein by reference)

3.2	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed January 17, 2014 and incorporated herein by reference)

3.3	Bylaws of Quanta Services, Inc., as amended and restated March 27, 2014 (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed March 31, 2014 and incorporated herein by reference)

10.1 ^	Employment Agreement dated September 1, 2016, effective as of March 14, 2016, by and between Quanta Services, Inc. and Earl C. Austin, Jr. (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed September 8, 2016 and incorporated herein by reference)

31.1 *	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2 *	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 *	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	XBRL Instance Document
INS *

101	XBRL Taxonomy Extension Schema Document
SCH *

101	XBRL Taxonomy Extension Calculation Linkbase Document
CAL *

101	XBRL Taxonomy Extension Label Linkbase Document
LAB *

101	XBRL Taxonomy Extension Presentation Linkbase Document
PRE *

101	XBRL Taxonomy Extension Definition Linkbase Document
DEF *

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements