Form 10-K
period 2016-12-31
QUANTA SERVICES INC
filed 2017-03-01
CIK 1050915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock reported by the New York Stock Exchange on such date, was approximately $3.3 billion.

As of February 21, 2017, the number of outstanding shares of Common Stock of the Registrant was 145,133,163. As of the same date, 3,500,000 exchangeable shares of a Canadian subsidiary of the Registrant associated with one share of Series F Preferred Stock of the Registrant were outstanding, 449,929 exchangeable shares of a Canadian subsidiary of the Registrant associated with one share of Series G Preferred Stock of the Registrant were outstanding and an additional 2,144,620 exchangeable shares of certain other Canadian subsidiaries of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

QUANTA SERVICES, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2016

PART I

ITEM 1.	Business

General

Quanta Services, Inc. (Quanta) is a leading provider of specialty contracting services, offering infrastructure solutions primarily to the electric power and oil and gas industries in the United States, Canada and Australia and select other international markets. The services we provide include the design, installation, upgrade, repair and maintenance of infrastructure within each of the industries we serve, such as electric power transmission and distribution networks, substation facilities, renewable energy facilities, pipeline transmission and distribution systems and facilities, and related infrastructure.

We report our results under two reportable segments: (1) Electric Power Infrastructure Services and (2) Oil and Gas Infrastructure Services. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the year ended December 31, 2016 were approximately $7.65 billion, of which 63% was attributable to the Electric Power Infrastructure Services segment and 37% to the Oil and Gas Infrastructure Services segment.

We have established a presence throughout the United States, Canada and Australia with a workforce of approximately 28,100 employees as of December 31, 2016, which enables us to quickly and reliably serve a diversified customer base. We believe our reputation for responsiveness and performance, geographic reach, comprehensive service offering, safety leadership and financial strength have resulted in strong relationships with numerous customers, which include many of the leading companies in the industries we serve. Our ability to deploy services to customers throughout the United States, Canada and Australia as a result of our broad geographic presence and significant scope and scale of services is particularly important to our customers who operate networks that span multiple states or regions. We believe these same factors also position us to continue to take advantage of other international opportunities.

Representative customers include:

• Ameren Corporation	• ITC Holdings Corp.

• American Electric Power Company, Inc.	• Maurepas Pipeline, LLC

• ATCO Electric	• Nalcor Energy

• CenterPoint Energy, Inc.	• NextEra Energy, Inc.

• Con Edison Development, Inc.	• PG&E Corporation

• Duke Energy Corporation	• Puget Sound Energy, Inc.

• Enbridge, Inc.	• San Diego Gas & Electric Company

• Entergy Corporation	• Spectra Energy Corp.

• Exelon Corporation	• Southern California Edison Company

• Eversource Energy	• Tallgrass Energy Partners, LP

• FirstEnergy Corporation	• TransCanada Corporation

We were organized as a corporation in the state of Delaware in 1997, and since that time, we have grown organically and through strategic acquisitions. This growth has expanded our geographic presence and scope of services and developed new capabilities to meet our customers’ evolving needs.

We believe that our business strategies, along with our competitive and financial strengths, are key elements in differentiating us from our competition and position us to capitalize on future capital spending by our customers. We offer comprehensive and diverse solutions on a broad geographic scale and have a solid base of long-standing customer relationships in each of the industries we serve. We also have an experienced management team, both at the executive level and within our operating units, and various proprietary technologies that enhance our service offerings. Our strategies of expanding the portfolio of services we provide to our existing and potential customer base, increasing our geographic and technological capabilities, promoting best practices and cross-selling our services to our customers, as well as continuing to maintain our financial strength, place us in the position to capitalize on opportunities and trends in the industries we serve and to expand our operations globally to select international markets. We continue to evaluate potential acquisitions of companies with strong management teams and good reputations and believe that our financial strength and experienced management team are attractive to potential acquisition targets.

On August 4, 2015, we completed the sale of our fiber optic licensing operations to Crown Castle International Corp. for a purchase price of approximately $1 billion in cash, resulting in after-tax net proceeds of approximately $848 million. In the third quarter of 2015, we recognized a net of tax gain of approximately $171 million. We have presented the results of operations, financial position, cash flows and disclosures of the fiber optic licensing operations as discontinued operations for all periods in our consolidated financial statements.

Reportable Segments

The following is an overview of the types of services provided by each of our reportable segments.

Electric Power Infrastructure Services Segment

The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including the repair of infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and our proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains renewable energy generation facilities, consisting of solar, wind and certain types of natural gas generation facilities, and related switchyards and transmission infrastructure. To a lesser extent, this segment provides services such as the construction of electric power generation facilities, the design, the installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and cable and control systems for light rail lines and ancillary telecommunication infrastructure services.

Oil and Gas Infrastructure Services Segment

The Oil and Gas Infrastructure Services segment provides comprehensive network solutions to customers involved in the development and transportation of natural gas, oil and other pipeline products. Services performed by the Oil and Gas Infrastructure Services segment generally include the design, installation, repair and maintenance of pipeline transmission and distribution systems, gathering systems, production systems, storage systems and compressor and pump stations, as well as related trenching, directional boring and mechanized welding services. In addition, this segment’s services include pipeline protection, integrity testing, rehabilitation and replacement, and fabrication of pipeline support systems and related structures and facilities. We also serve the offshore and inland water energy markets, primarily providing services to oil and gas exploration platforms, including mechanical installation (or “hook-ups”), electrical and instrumentation, pre-commissioning and commissioning, coatings, fabrication and marine asset repair. To a lesser extent, this segment designs, installs and maintains fueling systems, as well as water and sewer infrastructure.

Financial Information about Geographic Areas

We operate primarily in the United States; however, we derived $1.59 billion, $1.54 billion and $1.89 billion of our revenues from foreign operations during the years ended December 31, 2016, 2015 and 2014, respectively. Of our foreign revenues, approximately 75%, 85% and 82% were earned in Canada during the years ended December 31, 2016, 2015 and 2014, respectively. In addition, we held property and equipment in the amount of $320.7 million and $317.6 million in foreign countries, primarily Canada, as of December 31, 2016 and 2015.

Our business, financial condition and results of operations in foreign countries may be adversely impacted by monetary and fiscal policies, currency fluctuations, regulatory requirements and other political, social and economic developments or instability. Refer to Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information and discussion regarding the potential impact of currency rate fluctuations.

Customers, Strategic Alliances and Preferred Provider Relationships

Our customers include electric power and oil and gas companies, as well as commercial, industrial and governmental entities. We have a large and diverse customer base, including many of the leading companies in the industries we serve. Our 10 largest customers accounted for approximately 32% of our consolidated revenues during the year ended December 31, 2016. Our largest customer accounted for approximately 4% of our consolidated revenues for the year ended December 31, 2016.

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

Our backlog represents the amount of consolidated revenues that we expect to realize from future work under construction contracts, long-term maintenance contracts and master service agreements (MSAs). These estimates include revenues from the remaining portion of firm orders not yet completed and on which work has not yet begun, as well as revenues from change orders, renewal options, and funded and unfunded portions of government contracts to the extent that they are reasonably expected to occur. For purposes of calculating backlog, we include 100% of estimated revenues attributable to consolidated joint ventures and variable interest entities (VIEs). The following table presents our total backlog by reportable segment as of December 31, 2016 and 2015, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of December 31, 2016		Backlog as of December 31, 2015
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services	$3,369,373	$6,657,431	$3,307,837	$6,312,947
Oil and Gas Infrastructure Services	2,483,963	3,092,341	1,900,845	3,073,950

Total	$5,853,336	$9,749,772	$5,208,682	$9,386,897

Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues, regulatory requirements and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts may be terminated, typically upon 30 to 90 days’ notice, even if we are not in default under the contract. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends inherent in current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. In addition, many of our MSAs are subject to renewal options. As of December 31, 2016 and 2015, MSAs accounted for approximately 42% and 45% of our estimated 12 month backlog and approximately 53% and 50% of total backlog. There can be no assurance as to our customers’ actual requirements or that our estimates are accurate.

Competition

The markets in which we operate are highly competitive. We compete with other contractors in most of the geographic markets in which we operate, and several of our competitors are large companies that have significant financial, technical and marketing resources. In addition, there are relatively few barriers to entry into some of the industries in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. A significant portion of our revenues is currently derived from unit price or fixed price agreements, and price is often an important factor in the award of such agreements. Accordingly, we could be underbid by our competitors in an effort by them to procure such business. We believe that as demand for our services increases, customers often consider other factors in choosing a service provider, including technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability, which we expect to benefit larger contractors such as us. In addition, competition may lessen as industry resources, such as labor supplies, approach capacity. There can be no assurance, however, that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position. We also face competition from the in-house service organizations of our existing or prospective customers, including electric power, oil and gas and engineering companies, which employ personnel who perform some of the same types of services as those provided by us. Although these companies currently outsource a significant portion of these services, in particular services relating to larger energy transmission infrastructure projects, there can be no assurance that they will continue to do so in the future or that they will not acquire additional in-house capabilities.

Employees

As of December 31, 2016, we had approximately 28,100 employees, consisting of approximately 5,200 salaried employees, including executive officers, professional and administrative staff, project managers and engineers, job superintendents and clerical personnel, and approximately 22,900 hourly employees, the number of which fluctuates depending upon the number and size of the projects that are ongoing and planned at any particular time. Approximately 58% of our hourly employees at December 31, 2016 were covered by collective bargaining agreements, which require the payment of specified wages to our union employees, the observance of certain workplace rules and the payment of certain amounts to multiemployer pension plans and employee benefit trusts rather than us sponsoring or administering the benefit programs provided on behalf of our employees. These collective bargaining agreements have varying terms and expiration dates. The majority of the collective bargaining agreements contain provisions that prohibit work stoppages or strikes, even during specified negotiation periods relating to agreement renewals, and provide for binding arbitration dispute resolution in the event of prolonged disagreement.

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

Materials

Our customers typically supply most or all of the materials required for each job. However, for some of our contracts, we may procure all or part of the materials required. As we continue to expand our comprehensive engineering, procurement and construction offerings, the cost of materials may become a proportionately larger component of our consolidated cost of services. We do not anticipate experiencing any significant difficulties in procuring such materials as we purchase such materials from a variety of sources.

Training, Quality Assurance and Safety

Performance of our services requires the use of equipment and exposure to hazardous conditions. Although we are committed to a policy of operating safely and prudently, we have been and will continue to be subject to claims by employees, customers and third parties for property damage and personal injury. In response to these inherent hazards and as part of our commitment to employee safety, our operating units have established safety programs, policies and procedures requiring that employees complete prescribed training and service programs prior to starting work. Additionally, we have implemented an enterprise-wide Automated External Defibrillator (AED) program, which provides AEDs to all of our crews and training to enhance life safety response measures. Our operating units performing more sophisticated and technical jobs utilize, when applicable, training programs provided by the IBEW/NECA Apprenticeship Program, the training programs sponsored by the four trade unions administered by the Pipe Line Contractors Association (PLCA), the apprenticeship training programs sponsored by the CUSW or our equivalent programs. Under the IBEW/NECA Apprenticeship Program, all journeyman linemen are required to complete a minimum of 7,000 hours of on-the-job training, approximately 144 hours of classroom education and extensive testing and certification. Certain of our operating units have established apprenticeship training programs approved by the U.S. Department of Labor that prescribe equivalent training requirements for employees who are not otherwise subject to the requirements of the IBEW/NECA Apprenticeship Program. Similarly, the CUSW offers apprenticeship training for construction and maintenance electricians that requires five terms of 1,700 hours each, combining classroom and on-the-job training, as well as training for powerline technicians that also involves classroom and jobsite training over a four-year period. In addition, the Laborers International Union of North America, the International Brotherhood of Teamsters, the United Association of Plumbers and Pipefitters and the International Union of Operating Engineers have training programs specifically designed for developing and improving the skills of their members who work in the pipeline construction industry. Our operating units also share best practices for training and educational programs and safety policies.

During 2016, we expanded the capabilities of our training facility to include training for beginning linemen, lead and cable splicing and directional drilling in addition to our existing energized electric power and pipeline training. This facility helps us facilitate classroom and on-the-job training programs and allows us to train employees in a controlled environment without the challenges of limited structure access and utility constraints.

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

Environmental Matters and Climate Change Impacts

We are committed to the protection of the environment and train our employees to perform their duties accordingly. We are subject to numerous federal, state, local and international environmental laws and regulations governing our operations, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, liability can be imposed for cleanup of previously owned or operated properties or currently owned properties at which hazardous substances or wastes were discharged or disposed of by a former owner or operator, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could also interfere with ongoing operations or adversely affect our ability to sell or lease the property or use property as collateral for financing. In addition, we could be held liable for significant penalties and damages under certain environmental laws and regulations or be subject to a revocation of certain licenses or permits, which could materially and adversely affect our business, results of operations and cash flows. Our contracts with customers may also impose liability on us for environmental issues that arise through the performance of our services.

From time to time, we may incur costs and obligations for correcting environmental noncompliance matters and for remediation at or relating to certain of our properties. We believe that we are in substantial compliance with our environmental obligations and that any such obligations will not have a material adverse effect on our business or financial performance.

The potential impact of climate change on our operations is highly uncertain. Climate change may result in, among other things, changes in rainfall patterns, storm patterns and intensity and temperature levels. As discussed elsewhere in this Annual Report on Form 10-K, including in Item 1A. Risk Factors, our operating results are significantly influenced by weather, and significant changes in historical weather patterns could significantly impact our future operating results. For example, if climate change results in drier weather and more accommodating temperatures over a greater period of time, we may be able to increase our productivity, which could positively impact our revenues and gross margins. Further, if climate change results in an increase in severe weather, such as hurricanes and ice storms, we could experience a greater amount of higher-margin emergency restoration service work, which generally has a positive impact on our gross margins. Conversely, if climate change results in a greater amount of rainfall, snow, ice or other less accommodating weather conditions, we could experience reduced productivity, which could negatively impact our revenues and gross margins. Climate change could also have a negative impact on the demand for fossil fuels, which in turn could negatively impact demand for certain of our services.

Risk Management and Insurance

We are insured for employer’s liability, workers’ compensation, auto liability and general liability claims. Under these programs, the deductible for employer’s liability is $1.0 million per occurrence, the deductible for workers’ compensation is $5.0 million per occurrence, and the deductibles for auto liability and general liability are $10.0 million per occurrence. We are generally self-insured for all claims that do not exceed the amount of the applicable deductible. In connection with our casualty insurance programs, we are required to issue letters of credit to secure our self-insured obligations. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $0.4 million per claimant per year.

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

Website Access and Other Information

Our website address is www.quantaservices.com. Interested parties may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports through our website under the heading Investors & Media/Financial Info/SEC Filings or through the website of the Securities and Exchange Commission (the SEC) at www.sec.gov. These reports are available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our Corporate Governance Guidelines, Code of Ethics and Business Conduct and the charters of each of our Audit Committee, Compensation Committee, Governance and Nominating Committee and Investment Committee are posted on our website under the heading Investors & Media/Governance. We intend to disclose on our website any amendments or waivers to our Code of Ethics and Business Conduct that are required to be disclosed pursuant to Item 5.05 of Form 8-K. Free copies of these items may be obtained from our website. We will make available to any stockholder, without charge, copies of our Annual Report on Form 10-K as filed with the SEC. For copies of this or any other Quanta publication, stockholders may submit a request in writing to Quanta Services, Inc., Attn: Corporate Secretary, 2800 Post Oak Blvd., Suite 2600, Houston, TX 77056, or by phone at 713-629-7600.

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

•	the timing and volume of work we perform;

•	permitting, regulatory or customer-caused delays on projects;

•	adverse weather conditions;

•	variations in the size, scope and margins of projects we perform and the mix of our customers, contracts and business during any particular quarter;

•	increases in construction and design costs;

•	fluctuations in regional, national or global economic and market conditions and demand for our services;

•	pricing pressures resulting from competition;

•	the budgetary spending patterns of customers and federal, state and local governments;

•	disruptions in our customers’ strategic plans which could occur as a result of emerging technologies;

•	the magnitude of work performed under change orders and the timing of their recognition;

•	disputes with customers relating to payment terms under our contracts and change orders, and our ability to successfully negotiate and obtain payment or reimbursement under our contracts and change orders;

•	the outcome or resolution of pending or threatened litigation, claims or other legal proceedings;

•	liabilities associated with multiemployer pension plans in which our employees participate or withdrawals therefrom;

•	significant fluctuations in foreign currency exchange rates;

•	changes in accounting pronouncements that require us to account for items differently than historical pronouncements have;

•	losses experienced in our operations not otherwise covered by insurance;

•	payment risk associated with the financial condition of our customers, including those customers affected by the volatility of natural gas and oil prices;

•	the termination or expiration of existing agreements;

•	changes in bonding and lien requirements applicable to existing and new agreements;

•	implementation of various information systems, which could temporarily disrupt day-to-day operations;

•	the recognition of tax benefits related to uncertain tax positions;

•	the timing and magnitude of costs we incur to support growth internally or through acquisitions or otherwise;

•	the timing and integration of acquisitions and the magnitude of the related acquisition and integration costs; and

•	the timing and significance of potential additional impairments of long-lived assets, equity or other investments, goodwill or other intangible assets.

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

Our Oil and Gas Infrastructure Services segment is exposed to risks associated with the oil and gas industry. These risks, which are not subject to our control, include the volatility and cyclical nature of natural gas and oil prices and the resulting effect on demand for the services we provide, and a slowdown in the development or discovery of natural gas and/or oil reserves. Specifically, lower natural gas and oil prices have resulted, and could continue to result, in decreased spending by some of our customers in our Oil and Gas Infrastructure Services segment. Despite some recovery and stability in natural gas and oil prices since early 2016, capital spending by exploration and production companies and midstream companies has generally declined in the last few years. Any future decline in prices, or perceived risk thereof, may place downward pressure on capital programs. As a result, our customers may reduce or delay capital spending on larger pipeline projects, gas gathering and compressor systems and related infrastructure, resulting in less demand for our services. If the profitability of our Oil and Gas Infrastructure Services segment were to decline, our overall financial position, results of operations and cash flows could also be adversely affected. Additionally, declines in natural gas and oil prices, and the resulting decline in the development of resource plays and oil and natural gas production, can negatively impact our Electric Power Infrastructure Services segment. For example, the low price of oil has had an adverse impact on the Canadian economy, which has impacted demand for some of our electric power services in Canada.

Further, many of our customers finance their projects through the incurrence of debt or the issuance of equity. During depressed markets, our customers may be unable to access capital markets or otherwise obtain financing for budgeted capital expenditures. A reduction in cash flow or the lack of availability of debt or equity financing for our customers could result in a reduction in our customers’ spending for our services and may also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and our ability to grow.

A variety of issues outside of our control, can affect the timing of and our performance on projects, which may result in additional costs to us, reductions or delays in revenues or the payment of liquidated damages.

Our business is dependent in part upon projects that can be cyclical in nature and are subject to risks of delay. The timing of or failure to obtain contracts, delays in awards of, start dates for or completion of projects and the cancellations of projects can result in significant periodic fluctuations in our business and results of operations.

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

Larger projects, in particular, present additional performance risks due to the larger and more complex work involved. Furthermore, the bidding processes for larger projects can also be longer and more complex, often taking six to nine months. Regulatory and permitting delays on larger projects tend to be more challenging and cause more uncertainty as to project timing.

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

Our failure to adequately recover on contract change orders or claims brought by us against customers related to payment terms and costs could materially and adversely affect our financial position, results of operations and cash flows.

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

Our ability to maintain our productivity and profitability is limited by our ability to employ, train and retain the necessary skilled personnel. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. For instance, we may experience shortages of qualified journeyman linemen, who are integral to the provision of transmission and distribution services under our Electric Power Infrastructure Services segment. The commencement of new, large-scale infrastructure projects or increased demand for infrastructure improvements, as well as the aging electric utility workforce, may also further reduce the pool of skilled workers available to us. In addition, in our Oil and Gas Infrastructure Services segment, there is limited availability of experienced supervisors and foremen that can oversee larger diameter pipe projects. A shortage in the supply of these skilled personnel creates competitive hiring markets and may result in increased labor expenses. Additionally, if we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues or profitability.

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

We currently generate some of our revenues under fixed price contracts. We also expect to generate a greater portion of our revenues under this type of contract in the future as larger projects, such as electric power and pipeline transmission build-outs and utility-scale solar facilities, become a more significant aspect of our business. We assume risks related to revenue, cost and profitability on fixed-priced contracts. Actual revenues and project costs can vary, sometimes substantially, from our original projections due to changes in a variety of factors including:

•	unforeseen circumstances not included in our cost estimates or covered by our contract for which we cannot obtain adequate compensation, including concealed or unknown environmental or geological conditions;

•	changes in the cost of equipment, commodities, materials or labor;

•	unanticipated costs or claims due to customer-caused delays, customer failure to provide required materials or equipment, errors in engineering, specifications or designs, project modifications, or contract termination or suspension and our inability to obtain reimbursement for such costs or recover on such claims;

•	weather conditions;

•	failure to perform and delays in performance by our project owners or their contractors or our suppliers or subcontractors;

•	delays and additional costs associated with obtaining required permits or approvals;

•	delays and additional costs attributable to challenges and protests of the siting or specifications of certain projects;

•	quality issues, including those requiring rework or replacement;

•	changes in laws or regulations; and

•	general economic conditions and the economic conditions affecting the industries we serve.

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

Our revenues may be exposed to potential risk if a project is terminated or canceled, if our customers encounter financial difficulties or if we encounter disputes with our customers.

Our contracts often require us to satisfy or achieve certain milestones in order to receive payment for the work performed, or in the case of cost-reimbursable contracts, provide support for billings in advance of receiving payment. As a result, we may incur significant costs or perform significant amounts of work prior to receipt of payment. If any of our customers do not proceed with the completion of projects or default on their payment obligations, or if we encounter disputes with our customers with respect to the adequacy of billing support, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred. In addition, many of our customers for large projects are project-specific entities that do not have significant assets other than their interests in the project and may encounter financial difficulties relating to their businesses. It may be difficult to collect amounts owed to us by these customers. If we are unable to collect amounts owed to us, this would have an adverse effect on our future financial condition, results of operations and cash flows.

We have in the past brought, and may in the future bring, claims against our customers related to, among other things, the payment terms of our contracts and change orders relating to our contracts. These types of claims occur due to, among other things, customer-caused delays or changes in project scope, both of which may result in additional cost, which may or may not be recovered until the claim is resolved. In some instances, these claims can be the subject of lengthy legal proceedings, and it is difficult to accurately predict when they will be fully resolved. A failure to promptly recover on these types of claims could have a negative impact on our financial condition, results of operations and cash flows. Additionally, any such claims may harm our future relationships with our customers.

Our operating results can be negatively affected by weather conditions and the nature of our work environment.

We perform substantially all of our services outdoors. As a result, adverse weather conditions, such as extreme heat or cold, rainfall, snowfall, wind, storms or early thaw, may affect our productivity or may temporarily prevent us from performing services. The effect of weather delays on projects that are under fixed price arrangements may be greater if we are unable to adjust the project schedule for such delays. Furthermore, our work is performed under a variety of conditions, including but not limited to, difficult terrain, difficult site conditions and large urban centers where delivery of materials and availability of labor may be impacted and sites which may have been exposed to harsh and hazardous conditions. A reduction in our productivity and efficiency in any given period or our inability to meet guaranteed schedules may adversely affect our financial condition, results of operations and cash flows.

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

The specialty contracting business is served by numerous small, owner-operated private companies, some public companies and several large regional companies. Relatively few barriers prevent entry into some areas of our business, and as a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors.

In addition, some of our competitors have significant financial, technical and marketing resources. We cannot be certain that our competitors do not have or will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the specialty contracting business or maintain our current customer base. Certain of our competitors may have lower overhead cost structures, and therefore may be able to provide the required services at lower rates than us. We also face competition from in-house service organizations of our existing or prospective customers. Electric power and oil and gas service providers are capable of performing, or acquiring businesses that perform, some of the same types of services we provide, and we cannot be certain that our existing or prospective customers will continue to outsource these services in the future.

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

Demand for our services may not result from renewable energy initiatives. While many states currently have mandates in place that require specified percentages of power to be generated from renewable sources, those mandates could be reduced or made optional, thereby reducing, delaying or eliminating renewable energy development. Additionally, renewable energy is generally more expensive to produce than energy from traditional sources and may require additional power generation sources as backup. The locations of renewable energy projects are often remote and are not viable unless new or expanded transmission infrastructure to transport the power to demand centers is economically feasible. Furthermore, funding for renewable energy initiatives is uncertain and in the past has been constrained by tight credit markets. These factors could result in fewer renewable energy projects than anticipated and a delay in the construction of these projects and related infrastructure, which could negatively impact our business.

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

There are also a number of legislative and regulatory proposals and global, non-binding agreements that address greenhouse gas emissions, which are in various phases of discussion or implementation. The outcome of these pending federal and state proposals and possible future legislative and regulatory proposals resulting from any global agreement could negatively affect the operations of our customers through costs of compliance or restraints on projects, which could reduce their demand for our services.

Our business is subject to operational hazards, and we are self-insured against certain potential liabilities.

Our business is subject to significant operational hazards due to the nature of services provided by our workforce and the conditions in which they operate. These hazards include those involving electricity, fires, natural gas explosions, mechanical failures and weather-related incidents. Our offshore operations are subject to additional risks, including blowouts, collisions, vessels sinking or capsizing and damage from severe weather conditions. These hazards could cause personal injury and severe damage to property, equipment and the environment and could lead to suspension of operations and/or legal liabilities. We also often operate in densely populated urban areas, which could increase the impact of any of these hazards or other accidents we experience. If we are not fully insured or indemnified against such liabilities or a counterparty fails to meet its indemnification obligations to us, it could materially and adversely affect our business, financial condition, results of operations and cash flows. Further, any such liabilities or accidents could adversely affect our safety record, which could impact our ability to bid on certain work.

We are insured for employer’s liability, workers’ compensation, auto liability and general liability claims, but such insurance is subject to deductibles and limits and may be canceled or may not cover all of our losses. Under these programs, the deductible for employer’s liability is $1.0 million per occurrence, the deductible for workers’ compensation is $5.0 million per occurrence, and the deductibles for auto liability and general liability are $10.0 million per occurrence. We are generally self-insured for all claims that do not exceed the amount of the applicable deductible. In connection with our casualty insurance programs, we are required to issue letters of credit to secure our self-insured obligations. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $0.4 million per claimant per year. Our insurance policies include various coverage requirements, including the requirement to give appropriate notice. If we fail to comply with these requirements, our coverage could be denied.

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

We maintain insurance coverage from third party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. There can be no assurance that our insurance coverages will be sufficient or effective under all circumstances or against all claims and liabilities which we may be subject. Additionally, we renew our insurance policies on an annual basis, and therefore deductibles and levels of coverage may change in future periods. There can be no assurance that any of our existing insurance coverage will be renewed upon the expiration of the coverage period or that future coverage will be affordable at the required limits. In addition, our third party insurers could fail, suddenly cancel our coverage or otherwise be unable to provide us with adequate insurance coverage. If any of these events occur, our overall risk exposure would increase and our operations could be disrupted. For example, we have significant operations in California and other locations which have a higher risk of wildfires. Should our insurers determine to exclude coverage for wildfires in the future, we could be exposed to significant liabilities and a potential disruption of our operations. If our risk exposure increases as a result of adverse changes in our insurance coverage, we could be subject to increased claims and liabilities that could negatively affect our business, financial condition, results of operations and cash flows.

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

The nature of our business exposes us to potential liability for warranty claims and faulty engineering, which may reduce our profitability.

Under our contracts with customers, we typically provide warranties for the services and materials we provide, guaranteeing the work performed against, among other things, defects in workmanship. The majority of our contracts have a warranty period of 18 to 24 months, although some are longer. As much of the work we perform is inspected by our customers for any defects in construction prior to acceptance of the project, the warranty claims that we have historically received have not been substantial. Additionally, materials used in construction are often provided by the customer or are warranted against defects by the supplier. However, certain projects may have longer warranty periods and include facility performance warranties that may be broader than the warranties we generally provide. In these circumstances, if warranty claims occur, we are generally required to re-perform the services and/or repair or replace the warranted item and any other facilities impacted thereby, at our sole expense, and we could also be responsible for other damages if we are not able to adequately satisfy our warranty obligations. In addition, we may be required under contractual arrangements with our customers to warrant any defects or failures in materials we provide. While we generally require the materials suppliers to provide us warranties that are consistent with those we provide to our customers, if any of these suppliers default on their warranty obligations to us, we may incur costs to repair or replace the defective materials. Costs incurred as a result of warranty claims could adversely affect our business, financial condition, results of operations and cash flows.

Furthermore, because our projects are often technically complex, our failure to make judgments and recommendations in accordance with applicable professional standards, including engineering standards, could result in damages. Our business involves professional judgments regarding the planning, design, development, construction, operations and management of electric power transmission and pipeline infrastructure. While we do not generally accept liability for consequential damages, and although we have adopted a range of insurance, risk management and risk avoidance programs designed to reduce potential liabilities, a significantly adverse or catastrophic event at one of our project sites or completed projects resulting from the services we have performed could result in significant professional or product liability or other claims against us as well as reputational harm, especially if public safety is impacted. These liabilities could exceed our insurance limits or could impact our ability to obtain insurance in the future. In addition, customers, subcontractors or suppliers who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. An uninsured claim, either in part or in whole, if successful and of a material magnitude, could have a substantial impact on our business, financial condition, results of operations and cash flows.

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

We cannot be sure that we will be able to successfully complete the integration process without substantial costs, delays, disruptions or other operational or financial problems. If we do not implement proper overall business controls, our decentralized operating strategy could result in inconsistent operating and financial practices at the companies we acquire. Additionally, failure to successfully integrate acquired businesses could adversely impact our business, financial condition, results of operations and cash flows.

Our results of operations could be adversely affected as a result of asset impairments.

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

As part of our 2015 annual test for goodwill impairment, we recorded a non-cash impairment charge of $39.8 million related to goodwill and $12.1 million related to customer relationships, trade names and non-compete agreement intangible assets. The extended low commodity price environment significantly impacted certain reporting units within our Oil and Gas Infrastructure Services Division. Specifically, lower levels of expected activity in the U.S. Gulf of Mexico and, to a lesser extent, with respect to certain directional drilling operations in Australia resulted in impairments of goodwill and intangible assets. Any future impairments, including impairments of goodwill, intangible assets or investments, could have a material adverse effect on our financial condition and results of operations for the period in which the impairment is recognized.

We also recorded asset impairments primarily related to certain international renewable energy services operations of $8.0 million in 2016 and $6.6 million in 2015. The 2016 impairment was primarily due to a pending disposition of certain international renewable energy services operations, and the 2015 impairment was based on the estimated future undiscounted cash flows for the asset group as compared to their carrying value.

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

If we are unable to collect amounts owed to us, our cash flows would be reduced, and we could experience losses if those amounts exceeded current allowances. We would also recognize losses with respect to any investments that are impaired as a result of our customers’ financial difficulties. The risk of loss may increase for projects where we provide services and make a financing or equity investment. Losses experienced could materially and adversely affect our financial condition, results of operations and cash flows.

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

In addition, the Pension Protection Act of 2006 added special funding and operational rules generally applicable to plan years beginning after 2007 for multiemployer plans that are classified as “endangered,” “seriously endangered” or “critical” status based on multiple factors (including, for example, the plan’s funded percentage, cash flow position and whether it is projected to experience a minimum funding deficiency). Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, as applicable, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. Certain plans to which we contribute or may contribute in the future are in “endangered,” “seriously endangered” or “critical” status. The amount of additional funds, if any, that we may be obligated to contribute to these plans in the future cannot be estimated due to uncertainty of the future levels of work that require the specific use of union employees covered by these plans, as well as the future contribution levels and possible surcharges on contributions applicable to these plans.

Our unionized workforce and related obligations could adversely affect our operations.

As of December 31, 2016, approximately 58% of our hourly employees were covered by collective bargaining agreements. Although the majority of the collective bargaining agreements prohibit strikes and work stoppages, certain of our unionized employees have participated in strikes and work stoppages in the past, and we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages can adversely impact relationships with our customers and could cause us to lose business and decrease our revenue.

Our ability to complete future acquisitions could be adversely affected because of our union status for a variety of reasons. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire, and some businesses may not want to become affiliated with a union-based company. Additionally, we may increase our exposure to withdrawal liabilities for underfunded multiemployer pension plans to which an acquired company historically contributed or presently contributes.

Approximately 42% of our hourly employees are not unionized. In addition, certain of our customers require or prefer a non-union workforce, and they may reduce the amount of work assigned to us if our non-union labor crews become unionized, which could negatively affect our business, financial condition, results of operations and cash flows.

We may incur liabilities or suffer negative financial or reputational impacts relating to occupational health and safety matters.

Our operations are inherently dangerous and subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk and there can be no assurance that we will avoid significant liability exposure. Although we have taken what we believe are appropriate precautions, we have suffered fatalities in the past and may suffer additional fatalities in the future. Serious accidents, including fatalities, may subject us to substantial penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities. In addition, if our safety record were to substantially deteriorate over time or we were to suffer substantial penalties or criminal prosecution for violation of health and safety regulations, our customers could cancel our contracts and elect to procure future services from other providers. Unsafe work sites also have the potential to increase employee turnover, increase the costs of projects for our clients, and raise our operating costs. Any of the foregoing could result in financial loss, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

There are also numerous other risks inherent in conducting business internationally, including, but not limited to, potential instability in international markets, changes in applicable regulatory requirements, foreign currency fluctuations, political, economic and social conditions in foreign countries, expropriation or nationalization of our assets, foreign legal systems and cultural practices dissimilar from those we are familiar with, and complex U.S. and foreign tax regulations and other laws and international treaties. These risks could restrict our ability to provide services to international customers, operate our international business profitably or fund our strategic objectives, and our overall business, financial condition, results of operations and cash flows could be negatively impacted by our foreign activities.

Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes, indirect taxes (excise/duty, sales/use, gross receipts, and value-added taxes), payroll taxes, franchise taxes, withholding taxes, and ad valorem taxes. New tax laws, treaties and regulations and changes in existing tax laws, treaties and regulations are continuously being enacted or proposed, and could result in a higher tax rate on our earnings, which could have a material impact on our earnings and cash flows from operations. In addition, significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. A significant increase in our tax rate could have a material adverse effect on our profitability and liquidity.

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

On March 10, 2014, the SEC notified us of an inquiry into certain aspects of our activities in certain foreign jurisdictions and requested that we take necessary steps to preserve and retain categories of relevant documents, including those pertaining to our FCPA compliance program. The SEC did not allege any violations of law by Quanta or our employees. On October 27, 2016, the SEC notified us that it had concluded its investigation and, based on the information received, did not intend to pursue further action in connection with this inquiry.

Our participation in joint ventures exposes us to liability and/or harm to our reputation for failures of our partners.

As part of our business, we have entered into joint venture arrangements and may enter into additional joint venture arrangements in the future. The purpose of these joint ventures is typically to combine skills and resources to allow for the bidding and performance of particular projects. Success on these jointly performed projects depends in large part on whether our joint venture partners, over whom we may have little or no control, satisfy their contractual obligations. Differences in opinions or views between us and our joint venture partners can result in delayed decision-making or failure to agree on material issues that could adversely affect the business and operations of our joint ventures. Additionally, the failure by a joint venture partner to comply with applicable laws, regulations or client requirements could negatively impact our business.

We and our joint venture partners are generally jointly and severally liable for all liabilities and obligations of our joint ventures. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from claims or lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Further, if we are unable to adequately address our partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, harm our reputation and reduce our profit or increase our loss on a project.

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

Our failure to adequately protect critical data, sensitive information and technology systems could materially affect our business, financial condition, results of operations and cash flows or result in harm to our reputation.

We use technology in substantially all aspects of our business operations. We rely heavily on computer, information, and communications technology and related systems to manage our operations and other business processes and to protect sensitive company information. Furthermore, in connection with our business we collect and retain personally identifiable and other sensitive information of our customers, stockholders and employees, all of which expect that we will adequately protect such information.

Cyber-attacks and physical security risks, such as storms or other natural phenomena, IT solution failures, network disruptions, theft and other breaches of data security, could disrupt our operations by causing, among other things, delays in the processing of transactions or the reporting of financial results or the unintentional disclosure of company information (including confidential or proprietary information). Cyber-attacks or acts of terrorism against us, our customers and/or our vendors or other breaches of our data security could also cause service disruption or loss of control of our customers’ energy infrastructure systems, which could subject us to significant liabilities and cause damage to our reputation. Additionally, a significant theft, loss, misappropriation, or inadvertent release of customer, stockholder or employee data by cyber-attack or otherwise could adversely impact our reputation and could result in significant costs, fines and litigation.

While management has taken steps to address these concerns by implementing network security and internal control measures, there can be no assurance that the above events will not occur, and such events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our dependence on suppliers, subcontractors and equipment manufacturers could expose us to risk of loss in our operations.

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

An increase in the prices of certain materials used in our business could adversely affect our business.

For certain contracts, we are exposed to market risk of increases in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in all of our operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our rolling-stock fleet of approximately forty thousand units. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable. Additionally, some of our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to such projects.

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

For the year ended December 31, 2016, we derived $1.59 billion, or 20.8%, of our consolidated revenues from foreign operations, the substantial majority of which was earned in Canada and Australia. The functional currencies for our foreign operations are typically the currency of the country in which the foreign operating unit is located. Accordingly, our financial performance is subject to fluctuation due to changes in foreign currency exchange rates relative to the U.S. dollar. As the U.S. dollar strengthens against foreign currencies, our translation of foreign currency denominated revenues or expenses will result in lower U.S. dollar denominated revenues and expenses. Conversely, if the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated revenues or expenses will result in increased U.S. dollar denominated revenues and expenses. For example, during the year ended December 31, 2016, foreign revenues decreased by approximately $41 million in comparison with the year ended December 31, 2015 as a result of less favorable foreign currency exchange rates due to the U.S. dollar strengthening against the Canadian dollar. Also, during the year ended December 31, 2015, foreign revenues decreased by approximately $227 million in comparison with the year ended December 31, 2014 as a result of less favorable foreign currency exchange rates due to the U.S. dollar strengthening against the Canadian and Australian dollars.

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

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our credit facility and certain other borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Our weighted average interest rate on our variable rate debt for the year ended December 31, 2016 was 2.1%. The annual effect on our pretax earnings of a hypothetical 50 basis point increase or decrease in variable interest rates would be approximately $1.8 million based on our December 31, 2016 balance of variable rate debt.

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

We may not be successful in meeting certain regulatory requirements applicable to us and our subsidiaries.

As a public company, we are subject to the corporate governance and financial reporting requirements of The Sarbanes-Oxley Act of 2002, including requirements for management to report on our internal controls over financial reporting and for our independent registered public accounting firm to express an opinion on the operating effectiveness of our internal control over financial reporting. During 2016, we continued actions to ensure our ability to comply with these requirements. As of December 31, 2016, our internal control over financial reporting was effective; however, there can be no assurance that our internal control over financial reporting will be effective in future years. Failure to maintain effective internal controls or to identify significant internal control deficiencies in acquired companies (both prior acquisitions and future acquisitions) could result in a decrease in the market value of our publicly traded securities, a reduced ability to obtain debt and equity financing, a loss of customers, or penalties and additional expenditures to meet the requirements.

Additionally, one of our subsidiaries has registered as an investment adviser with the SEC under the U.S. Investment Advisers Act of 1940, as amended (the Advisers Act). The Advisers Act and the rules promulgated thereunder impose substantive and material restrictions and requirements on the operations of our subsidiary, including certain fiduciary duties that apply to its relationships with its advisory clients. The SEC has broad administrative powers to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censures to termination of an adviser’s registration. Our subsidiary is also subject to periodic SEC examinations and other requirements, including, among other things, maintaining an effective compliance program, recordkeeping and reporting requirements, disclosure requirements and complying with anti-fraud prohibitions. The failure of our subsidiary to comply with the requirements of the Advisers Act could result in fines, suspensions of individual employees or other sanctions against our subsidiary that could have a material adverse effect on us. Even if an investigation or proceeding does not result in a fine or sanction or if a fine or sanction imposed against our subsidiary or its employees were small in monetary amount, the adverse publicity relating to an investigation, proceeding or imposition of these fines or sanctions could harm our reputation and have a material adverse effect on us.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively ACA) were signed into law in the United States. The status of the ACA and any repeal or replacement thereof, is currently uncertain. Changes to laws governing health insurance could have a substantial impact on our financial results. We continue to monitor developments under ACA, including any potential repeal or replacement thereof, and assess the extent to which any such change could result in long-term material cost increases for us.

Opportunities within the government arena could subject us to increased governmental regulation and costs.

Most government contracts are awarded through a regulated competitive bidding process, which can often be more time consuming than the bidding process for non-governmental projects. Additionally, involvement with government contracts could require a significant amount of costs to be incurred before any revenues are realized from these contracts. As a government contractor, we are also subject to a number of procurement rules and other public sector regulations, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors. Government agencies may review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If a government agency determines that costs were improperly allocated to specific contracts, such costs will not be reimbursed or a refund of previously reimbursed costs may be required. If a government agency alleges or proves improper activity, civil and criminal penalties could be imposed and serious reputational harm could result. Many government contracts must be appropriated each year. If appropriations are not made in subsequent years, we would not realize all of the potential revenues from any awarded contracts.

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

We may issue additional equity securities in the future, including in connection with future acquisitions or other issuances of our common stock or convertible securities or otherwise. Our Restated Certificate of Incorporation provides that we may issue up to 600,000,000 shares of common stock, of which 144,710,773 shares were outstanding as of December 31, 2016. Additionally, former owners of certain acquired companies own exchangeable shares, 6,515,453 of which were outstanding as of December 31, 2016 and included in the calculation of basic and diluted weighted average shares outstanding. These shares are exchangeable for shares of Quanta common stock on a one-for-one basis. Any additional issuances of common stock or exchangeable shares could have the effect of diluting our earnings per share and our existing stockholders’ individual ownership percentages and could lead to volatility in the market price of our common stock. We cannot predict the effect that future issuances of our common stock or other equity-related securities would have on the market price of our common stock.

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

Facilities

We lease our corporate headquarters in Houston, Texas and maintain other facilities throughout North America and in various foreign locations where we conduct business. Our facilities are used for offices, equipment yards, warehouses, storage and vehicle shops. As of December 31, 2016, we owned 54 of our facilities and leased the remainder. We believe that our existing facilities are sufficient for our current needs.

Equipment

We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes, robotic arms, wire pullers, tensioners, marine vessels and helicopters. Our owned equipment and the leasehold interests in our leased equipment are encumbered by a security interest granted under our credit agreement. As of December 31, 2016, the total size of the rolling-stock fleet was approximately forty thousand units. Most of our fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We believe that our equipment is generally well maintained and adequate for our present operations.

ITEM 3.	Legal Proceedings

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Legal Proceedings and Collective Bargaining Agreements in Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, which are incorporated by reference in this Item 3, for additional information regarding litigation, claims and other legal proceedings.

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

	High	Low
Year Ended December 31, 2016
4th Quarter	$36.85	$27.29
3rd Quarter	$28.14	$22.58
2nd Quarter	$24.47	$21.60
1st Quarter	$22.87	$16.77
Year Ended December 31, 2015
4th Quarter	$27.05	$18.46
3rd Quarter	$29.10	$21.35
2nd Quarter	$30.61	$27.68
1st Quarter	$29.94	$25.67

On February 21, 2017, there were 724 holders of record of our common stock, eight holders of record of exchangeable shares of Canadian subsidiaries of Quanta, one holder of record of our Series F preferred stock and one holder of record of our Series G preferred stock. There is no established trading market for the exchangeable shares or the Series F and Series G preferred stock; however, the exchangeable shares may be exchanged at the option of the holder for Quanta common stock on a one-for-one basis. See Note 11 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional discussion of our equity securities.

Unregistered Sales of Securities During the Fourth Quarter of 2016

During the three months ended December 31, 2016, we issued 104,942 shares of our common stock to certain former owners of an acquired company in exchange, on a one-for-one basis, for exchangeable shares in a Canadian subsidiary of Quanta that were held by certain former owners. Additionally, subsequent to December 31, 2016, we issued 420,904 shares of our common stock to certain former owners of an acquired company in exchange, on a one-for-one basis, for exchangeable shares in a Canadian subsidiary of Quanta that were held by certain former owners. Each of the former owners originally received the exchangeable shares as partial consideration for the sale of the acquired company.

The shares of common stock issued in the above transactions were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the shares were issued to the owners of businesses acquired in a privately negotiated transactions not involving any public offering or solicitation.

Issuer Purchases of Equity Securities During the Fourth Quarter of 2016

The following table contains information about our purchases of equity securities during the three months ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs(1)
October 1 – 31, 2016 (2)	19,145	$27.88	—
November 1 – 30, 2016 (2)	9,606	$32.88	—
December 1 – 31, 2016	—	$—	—

Total	28,751		—	$50,120,407

(1)	On August 5, 2015, we issued a press release announcing that our board of directors approved a stock repurchase program authorizing us to purchase, from time to time through February 28, 2017, up to $1.25 billion of our outstanding common stock. Repurchases under the program can be made in open market or privately negotiated transactions, including pursuant to an accelerated share repurchase arrangement, issuer repurchase plan or otherwise, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. This program does not obligate us to acquire any specific amount of common stock and may be modified or terminated by our board of directors at any time at its sole discretion and without notice. As of December 31, 2016, we had repurchased an aggregate $1.20 billion in Quanta common stock under this program. As discussed in Liquidity and Capital Resources — Debt Instruments — Credit Facility in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of this Annual Report on Form 10-K, our credit agreement includes certain limitations on the repurchase of common stock.
(2)	Includes shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock unit awards.

Dividends

We did not declare any cash dividends on our common stock during the years ended December 31, 2016 or 2015, or in any previous periods. We currently intend to retain our future earnings, if any, to finance the growth, development and expansion of our business. Accordingly, we currently do not intend to declare or pay any cash dividends on our common stock in the immediate future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors. These factors include our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, as discussed in Liquidity and Capital Resources — Debt Instruments — Credit Facility in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our credit agreement restricts the payment of cash dividends unless certain conditions are met.

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

The following graph compares, for the period from December 31, 2011 to December 31, 2016, the cumulative stockholder return on our common stock with the cumulative total return of the Standard & Poor’s

500 Index (the S&P 500 Index) and two peer groups selected by our management that include public companies within our industries. The companies in each peer group were selected to represent a broad group of publicly held corporations with operations similar to ours. The current peer group (the 2016 Peer Group) includes AECOM Technology Corporation, Chicago Bridge & Iron Company N.V., EMCOR Group Inc., Fluor Corporation, Jacobs Engineering Group Inc., KBR, Inc., MasTec, Inc., MYR Group Inc. and Primoris Services Corporation. The peer group used in the prior year (the 2015 Peer Group) included each of the foregoing companies as well as Willbros Group, Inc. We determined not to include Willbros Group, Inc. in the 2016 Peer Group due to dissimilarities with respect to its trading liquidity and operational performance history.

The graph below assumes an investment of $100 (with reinvestment of all dividends) in our common stock, the S&P 500 Index, the 2016 Peer Group and the 2015 Peer Group on December 31, 2011 and tracks their relative performance through December 31, 2016. The returns of each company in the Peer Group are weighted based on the market capitalization of that company at the beginning of the measurement period. The stock price performance reflected in the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Quanta Services, Inc., the 2016 Peer Group, the 2015 Peer Group and the S&P 500 Index

(1)	The 2016 Peer Group and the 2015 Peer Group performed similarly during the five-year performance period, therefore their cumulative total returns overlap in the graph.

	12/11	12/12	12/13	12/14	12/15	12/16
Quanta Services, Inc.	$100.00	$126.69	$146.52	$131.80	$94.01	$161.79
2016 Peer Group	100.00	116.43	163.14	116.63	106.15	130.02
2015 Peer Group	100.00	116.61	163.73	116.97	105.94	129.74
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18

ITEM 6.	Selected Financial Data

The following historical selected financial data has been derived from the consolidated financial statements of Quanta. See Note 5 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for information regarding certain acquisitions and the related impact on our results of operations as these acquisitions may affect the comparability of such results. Additionally, on August 4, 2015, we sold our fiber optic licensing operations, and on December 3, 2012, we sold substantially all of our domestic telecommunications infrastructure services operations and related subsidiaries. We have presented the results of operations, financial position and cash flows of such fiber optic licensing and telecommunications subsidiaries as discontinued operations for all applicable periods presented in this Annual Report on Form 10-K. The historical selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto included in Item 8. Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share information)
Consolidated Statements of Operations Data:
Revenues	$7,651,319	$7,572,436	$7,747,229	$6,411,577	$5,825,085
Cost of services (including depreciation)	6,637,519	6,648,771	6,578,435	5,424,644	4,953,176

Gross profit	1,013,800	923,665	1,168,794	986,933	871,909
Selling, general and administrative expenses	653,338	592,863	705,477 (c)	485,069	421,726
Amortization of intangible assets	31,685	34,848	34,257	25,865	34,049
Asset impairment charges (a)	7,964	58,451	—	—	—

Operating income	320,813	237,503	429,060	475,999	416,134
Interest expense	(14,887)	(8,024)	(4,765)	(2,668)	(3,746)
Interest income	2,423	1,493	3,736	3,378	1,471
Equity in earnings (losses) of unconsolidated affiliates, including gain on sale of investment	(979)	(466)	(332)	112,744 (d)	2,084
Other income (expense), net	316	(1,831)	(1,100)	(1,133)	(349)

Income from continuing operations before income taxes	307,686	228,675	426,599	588,320	415,594
Provision for income taxes (b)	107,246	97,472	139,007	196,875	139,988

Net income from continuing operations	200,440	131,203	287,592	391,445	275,606
Net income (loss) from discontinued operations	(342)	190,621	27,490	29,864	47,050

Net income	200,098	321,824	315,082	421,309	322,656
Less: Net income attributable to non-controlling interests	1,715	10,917	18,368	19,388	16,027

Net income attributable to common stock	$198,383	$310,907	$296,714	$401,921	$306,629

Amounts attributable to common stock:
Net income from continuing operations	$198,725	$120,286	$269,224	$372,057	$259,579
Net income (loss) from discontinued operations	(342)	190,621	27,490	29,864	47,050

Net income attributable to common stock	$198,383	$310,907	$296,714	$401,921	$306,629

Basic earnings per share attributable to common stock from continuing operations	$1.26	$0.62	$1.22	$1.73	$1.22

Diluted earnings per share attributable to common stock from continuing operations	$1.26	$0.62	$1.22	$1.73	$1.22

(a)

In 2016 and 2015, we recorded total asset impairment charges of $8.0 million ($7.1 million net of tax) and $58.5 million ($44.6 million net of tax). The charges recorded in 2016 primarily relate to a pending disposition of certain international renewable energy services operations. The charges recorded in 2015 related to goodwill, intangible assets and property and equipment, including a $39.8 million goodwill impairment and a $12.1 million impairment to customer relationships, trade names and non-compete agreement intangible assets. These charges were primarily attributable to lower levels of expected activity in the U.S. Gulf of Mexico and, to a lesser extent, due to the extended low commodity price environment with respect to certain directional drilling operations in Australia. In 2015, we also recorded a $6.6 million impairment to property and equipment associated with the same international renewable energy services operations.
(b)	The effective tax rate was lower in 2016 primarily due to $20.5 million in tax benefits from decreases in reserves for uncertain tax positions, which resulted from the expiration of federal and state statute of limitations periods. The effective tax rate in 2015 was higher primarily due to a lower proportion of income before taxes from international jurisdictions. Additionally, certain asset impairments recorded in 2015 were not tax deductible, and a change in the Alberta provincial statutory income tax resulted in additional taxes of $5.0 million. In addition, the effective tax rates in 2014, 2013 and 2012 were impacted by $8.1 million, $9.9 million and $7.8 million in tax benefits primarily due to decreases in reserves for uncertain tax positions resulting from the expiration of federal and state statute of limitations periods.
(c)	In 2014, selling, general and administrative expenses included a $102.5 million charge to provision for long-term contract receivable associated with an electric power infrastructure services project and a $38.8 million expense resulting from an arbitration decision associated with a contract dispute on a directional drilling project.
(d)	In 2013, we recorded a pre-tax gain of approximately $112.7 million from the sale of all of our equity ownership interest in Howard Midstream Energy Partners, LLC.

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Balance Sheet Data:
Working capital	$1,083,517	$1,073,775	$1,389,393	$1,226,012	$1,310,405
Goodwill	1,603,169	1,552,658	1,596,695	1,445,927	1,202,854
Total assets	5,354,059	5,213,543	6,253,583	5,731,982	5,111,408
Long-term debt, net of current maturities	353,562	475,364	72,489	1,053	—
Total stockholders’ equity	3,339,427	3,085,494	4,514,473	4,234,188	3,766,548

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

We are a leading provider of specialty contracting services, offering infrastructure solutions primarily to the electric power and oil and gas industries in the United States, Canada and Australia and select other international markets. The services we provide include the design, installation, upgrade, repair and maintenance of infrastructure within each of the industries we serve, such as electric power transmission and distribution networks, substation facilities, renewable energy facilities, and pipeline transmission and distribution systems and facilities.

We report our results under two reportable segments: (1) Electric Power Infrastructure Services and (2) Oil and Gas Infrastructure Services. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the year ended December 31, 2016 were approximately $7.65 billion, of which 63% was attributable to the Electric Power Infrastructure Services segment and 37% to the Oil and Gas Infrastructure Services segment.

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

Reportable segment information, including revenues and operating income by type of work, is gathered from each operating unit for the purpose of evaluating segment performance in support of our market strategies. These classifications of our operating unit revenues by type of work for segment reporting purposes can at times require judgment on the part of management. Our operating units may perform joint infrastructure service projects for customers in multiple industries, deliver multiple types of infrastructure services under a single customer contract or provide services across industries. For example, we perform joint trenching projects to install distribution lines for electric power and natural gas customers. Our integrated operations and common administrative support at each of our operating units requires that certain allocations, including allocations of shared and indirect costs, such as facility costs, indirect operating expenses including depreciation, and general and administrative costs, be made to determine operating segment profitability. Corporate costs, such as payroll and benefits, employee travel expenses, facility costs, professional fees, acquisition costs and amortization related to intangible assets are not allocated.

The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including the repair of infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and our proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains renewable energy generation facilities, consisting of solar, wind and certain types of natural gas generation facilities, and related switchyards and transmission infrastructure. To a lesser extent, this segment provides services such as the construction of electric power generation facilities, the design, installation, maintenance and repair of commercial and industrial wiring, the installation of traffic networks and cable and control systems for light rail lines and ancillary telecommunication infrastructure services.

The Oil and Gas Infrastructure Services segment provides comprehensive network solutions to customers involved in the development and transportation of natural gas, oil and other pipeline products. Services performed by the Oil and Gas Infrastructure Services segment generally include the design, installation, repair and maintenance of pipeline transmission and distribution systems, gathering systems, production systems, storage systems and compressor and pump stations, as well as related trenching, directional boring and mechanized welding services. In addition, this segment’s services include pipeline protection, integrity testing, rehabilitation and replacement, and fabrication of pipeline support systems and related structures and facilities. We also serve the offshore and inland water energy markets, primarily providing services to oil and gas exploration platforms, including mechanical installation (or “hook-ups”), electrical and instrumentation, pre-commissioning and commissioning, coatings, fabrication and marine asset repair. To a lesser extent, this segment designs, installs and maintains fueling systems, as well as water and sewer infrastructure.

Recent Investments, Acquisitions and Divestitures

During 2016, we completed five acquisitions. The results of four of the acquired companies are generally included in our Electric Power Infrastructure Services segment. These companies included an electrical infrastructure services company located in Australia, a utility contracting company located in Canada, a full service medium- and high-voltage powerline contracting company located in the United States and a telecommunications company located in Canada. We also acquired a pipeline service contractor located in the United States, the results of which are generally included in our Oil and Gas Infrastructure Services segment. The aggregate consideration for these acquisitions consisted of approximately $75.9 million paid or payable in cash, subject to certain adjustments, 70,840 shares of Quanta common stock valued at approximately $1.5 million as of the settlement date of the applicable acquisition, and contingent consideration payments of up to $39.5 million, which will be paid if certain financial targets are achieved. Based on the estimated fair value of this contingent consideration, we have recorded an $18.7 million liability. As these transactions were effective during 2016, the results have been included in our consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable us to further enhance our service offerings in the United States, Canada and Australia.

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

Seasonality; Fluctuations of Results; Economic Conditions

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, receipt of required regulatory approvals, permits and rights of way, project timing and schedules, and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions can cause delays on projects. In addition, many of our customers develop their capital budgets for the coming year during the first quarter and do not begin infrastructure projects in a meaningful way until their capital budgets are finalized. Second quarter revenues are typically higher than those in the first quarter, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. Third quarter revenues are typically the highest of the year, as a greater number of projects are underway, and weather is more accommodating. Generally, revenues during the fourth quarter of the year are lower than the third quarter but higher than the second quarter. Many projects are completed in the fourth quarter, and revenues are often impacted positively by customers seeking to spend their capital budgets before the end of the year; however, the holiday season and inclement weather can sometimes cause delays, reducing revenues and increasing costs. Any quarter may be positively or negatively affected by atypical weather patterns in any of the areas we serve, such as severe weather, excessive rainfall or unusual winter weather, making it difficult to predict these variations and their effect on particular projects quarter to quarter. The timing of project awards and unanticipated changes in project schedules as a result of delays or accelerations can also create variations in the level of operating activity from quarter to quarter.

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

Additionally, our industry can be highly cyclical. Our volume of business may be adversely affected by declines or delays in new projects due to cyclicality, which may vary by geographic region, including the United States, Canada and Australia. Project schedules, particularly in connection with larger, longer-term projects, can also create fluctuations in the services provided, which may adversely affect us in a given period. For example, in connection with larger, more complicated projects, the timing of obtaining permits and other approvals may be delayed, and we may need to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we are strategically positioned to deliver on such projects when they move forward. Examples of other items that may cause our results or demand for our services to fluctuate materially from quarter to quarter include: the financial condition of our customers and their access to capital; margins of projects performed during any particular period; regional, national and global economic and market conditions; our customers capital spending, including on larger pipeline and electrical infrastructure projects; natural gas and oil prices; the timing of acquisitions, the timing and magnitude of acquisition and integration costs associated with acquisitions; dispositions; equity in earnings (losses) of unconsolidated affiliates; impairments of goodwill, intangible assets, long-lived assets or investments; effective tax rates; and interest rates. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period. You should read Outlook and Understanding Margins for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

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

Size, scope and complexity of projects. We may experience a decrease or fluctuations in margins when larger, more complex electric transmission and pipeline projects across the industries we serve experience significant delays. Larger projects with higher voltage capacities, larger diameter throughput capacities, increased construction or design complexities, more difficult terrain requirements or longer distance requirements typically yield opportunities for higher margins as we assume a greater degree of performance risk and allow for a higher degree of utilization of our resources for longer construction timeframes. Conversely, smaller or less complex electric transmission and pipeline projects typically provide lower margin opportunities as there are a greater number of competitors capable of performing in this market, and competitors at times may more aggressively pursue available volumes of work to absorb fixed costs. A greater mix of smaller scale or less complex electric transmission and pipeline work also could negatively impact margins due to the inefficiency of transitioning between a greater number of smaller projects versus continuous production on fewer larger projects.

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

Insurance. As discussed in Liquidity and Capital Resources — Self-Insurance, we are insured for employer’s liability, workers’ compensation, auto liability and general liability claims. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements. Margins could be impacted by fluctuations in insurance accruals as additional claims arise and as circumstances and conditions of existing claims change.

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

Foreign currency risk. Our financial performance is reported on a U.S. dollar-denominated basis but is partially subject to fluctuations in foreign currency exchange rates. Fluctuations in exchange rates relative to the U.S. dollar, primarily the Canadian and Australian dollars, could cause material fluctuations in comparisons of our results of operations between periods.

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

Results of Operations

As previously discussed, we have acquired certain businesses, the results of which have been included in the following results of operations beginning on their respective acquisition dates. Additionally, the results of operations for our fiber optic licensing operations, which were disposed of on August 4, 2015, have been reclassified from continuing operations to net income from discontinued operations for all periods presented. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated (dollars in thousands):

Consolidated Results

	Year Ended December 31,
	2016		2015		2014
Revenues	$7,651,319	100.0%	$7,572,436	100.0%	$7,747,229	100.0%
Cost of services (including depreciation)	6,637,519	86.7	6,648,771	87.8	6,578,435	84.9

Gross profit	1,013,800	13.3	923,665	12.2	1,168,794	15.1
Selling, general and administrative expenses	653,338	8.5	592,863	7.8	705,477	9.1
Amortization of intangible assets	31,685	0.5	34,848	0.5	34,257	0.5
Asset impairment charges	7,964	0.1	58,451	0.8	—	—

Operating income	320,813	4.2	237,503	3.1	429,060	5.5
Interest expense	(14,887)	(0.2)	(8,024)	(0.1)	(4,765)	—
Interest income	2,423	—	1,493	—	3,736	—
Equity in losses of unconsolidated affiliates	(979)	—	(466)	—	(332)	—
Other income (expense), net	316	—	(1,831)	—	(1,100)	—

Income from continuing operations before income taxes	307,686	4.0	228,675	3.0	426,599	5.5
Provision for income taxes	107,246	1.4	97,472	1.3	139,007	1.8

Net income from continuing operations	200,440	2.6	131,203	1.7	287,592	3.7
Net income (loss) from discontinued operations	(342)	—	190,621	2.5	27,490	0.4

Net income	200,098	2.6	321,824	4.2	315,082	4.1
Less: Net income attributable to non-controlling interests	1,715	—	10,917	0.1	18,368	0.3

Net income attributable to common stock	$198,383	2.6%	$310,907	4.1%	$296,714	3.8%

Amounts attributable to common stock:
Net income from continuing operations	$198,725	2.6%	$120,286	1.6%	$269,224	3.4%
Net income (loss) from discontinued operations	(342)	—	190,621	2.5	27,490	0.4

Net income attributable to common stock	$198,383	2.6%	$310,907	4.1%	$296,714	3.8%

2016 compared to 2015

Revenues. Revenues increased $78.9 million, or 1.0%, to $7.65 billion for the year ended December 31, 2016. Contributing to the increase was a $165.7 million increase in revenues from oil and gas infrastructure services, partially offset by a $86.8 million decrease in revenues from electric power infrastructure services. The increase in revenues from oil and gas infrastructure services primarily resulted from increased capital spending by our customers associated with larger projects, certain of which moved into full construction during the second half of 2016, after experiencing regulatory and permitting delays in the first half of 2016, as well as from increased customer spending for natural gas distribution services. Consolidated revenues were also favorably impacted by approximately $125 million due to revenues generated by acquired companies, primarily in the Electric Power Infrastructure Services segment. The decrease in revenues from electric power infrastructure services resulted from reduced customer spending associated with larger electric transmission projects as customers continued to face heightened regulatory and environmental requirements from state and federal agencies and more stringent permitting processes with various regional system operators. This regulatory environment negatively impacted the timing of existing projects and delayed the development of other infrastructure projects, which resulted in decreased demand for our services. In addition, revenues contributed by our international operations were negatively impacted by approximately $41 million due to less favorable average foreign currency translation rates in 2016 as compared to 2015, primarily attributable to the strengthening of the U.S. dollar against the Canadian dollar throughout 2016.

Gross profit. Gross profit increased $90.1 million, or 9.8%, to $1.01 billion for the year ended December 31, 2016. Gross profit as a percentage of revenues increased to 13.3% for the year ended December 31, 2016 from 12.2% for the year ended December 31, 2015. These increases were primarily due to better utilization of certain larger transmission project resources, mainly in the second half of 2016, as compared to the utilization of similar resources during 2015. Also contributing to these increases was improved performance of ongoing larger pipeline and electric power projects, as we experienced increased productivity compared to the year ended December 31, 2015 which was negatively impacted by heavy snowfall and other unfavorable weather conditions in certain areas of Canada and the northern United States. Also contributing to these increases was the contribution of profits from higher overall revenues during the current period. Gross profit and gross profit as a percentage of revenues were adversely impacted during 2016 by project losses of $54.8 million related to a power plant construction project in Alaska, which are discussed further in the results of operations for the Electric Power Infrastructure Services segment, as compared to project losses of $66.1 million during 2015 related to the same project and an electric transmission project in Canada completed in the third quarter of 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $60.5 million, or 10.2%, to $653.3 million for the year ended December 31, 2016. This increase was primarily attributable to $9.8 million in incremental costs associated with acquired companies, net of reduced acquisition costs; $8.9 million in higher salaries and benefits from annual compensation increases and increased personnel; $8.6 million in higher incentive compensation costs associated with levels of profitability; $7.1 million in higher costs associated with ongoing technology and business development initiatives. Also contributing to the increase were $6.3 million in severance costs associated with the departure of Quanta’s former president and chief executive officer and severance and restructuring costs primarily associated with certain operations within the Oil and Gas Infrastructure Services segment; $2.5 million in higher legal costs related to ongoing litigation, which included $6.9 million of litigation costs related to our disposition of certain telecommunication operations; and $2.3 million contributed to a university endowment. Selling, general and administrative expenses as a percentage of revenues increased to 8.5% for the year ended December 31, 2016 from 7.8% for the year ended December 31, 2015.

Amortization of intangible assets. Amortization of intangible assets decreased $3.2 million to $31.7 million for the year ended December 31, 2016. This decrease was primarily due to reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized, partially offset by increased amortization of intangible assets associated with acquired companies.

Asset impairment charges. Asset impairment charges were $8.0 million for the year ended December 31, 2016 compared to $58.5 million for the year ended December 31, 2015. During the fourth quarter of 2015, we recorded an asset impairment of $6.6 million related to certain international renewable energy services operations. These assets were further impaired during the fourth quarter of 2016 as a result of the pending disposition of these operations. Additionally, during the fourth quarter of 2015, we recorded a $39.8 million goodwill impairment and a $12.1 million impairment of other intangible assets related to certain operations within our Oil and Gas Infrastructure Services Division, which were primarily attributable to lower levels of expected activity in the U.S. Gulf of Mexico and, to a lesser extent, due to the extended low commodity price environment with respect to certain directional drilling operations in Australia.

Interest expense. Interest expense increased $6.9 million to $14.9 million for the year ended December 31, 2016 primarily due to increased borrowing activity and a higher weighted average interest rate during the year ended December 31, 2016.

Provision for income taxes. The provision for income taxes was $107.2 million for the year ended December 31, 2016, with an effective tax rate of 34.9%. The provision for income taxes was $97.5 million for the year ended December 31, 2015, with an effective tax rate of 42.6%. The lower effective tax rate for the year ended December 31, 2016 was primarily due to $20.5 million in tax benefits due to decreases in reserves for uncertain tax positions resulting from the expiration of federal and state statute of limitations periods, partially offset by the impact of a lower proportion of income before taxes from international operations, which are generally taxed at lower statutory rates. The provision for income taxes for the year ended December 31, 2015 included $5.0 million related to an increase in the Alberta provincial statutory income tax rate, effective as of June 1, 2015 and requiring a remeasurement of certain cumulative deferred tax assets and liabilities, which was partially offset by the realization of $4.2 million in tax benefits associated with the realization of a previously unrecognized deferred tax asset related to our investment in a foreign operating subsidiary. The effective tax rate for 2015 did not reflect a significant decrease in reserves for uncertain tax positions because the statute of limitations periods remained open for various tax years under audit.

Other comprehensive income (loss). Other comprehensive income (loss), net of taxes was a gain of $23.0 million in the year ended December 31, 2016 compared to a loss of $171.4 million in the year ended December 31, 2015. The gain in 2016 was due to a strengthening of foreign currencies associated with our international operations, primarily the Canadian dollar, against the U.S. dollar as of December 31, 2016 when compared to the exchange rates for those same currencies as of December 31, 2015. The loss in 2015 was due to weaker foreign currencies associated with our international operations, primarily the Canadian dollar, against the U.S. dollar as of December 31, 2015 when compared to the exchange rates for those same currencies as of December 31, 2014.

2015 compared to 2014

Revenues. Revenues decreased $174.8 million, or 2.3%, to $7.57 billion for the year ended December 31, 2015. This decrease was primarily attributable to a decrease in electric power infrastructure services revenues of $365.4 million, or 6.9%, partially offset by an increase in oil and gas infrastructure services revenues of $190.6 million, or 7.8%. Revenues from electric power infrastructure services were adversely impacted primarily by reduced customer spending and delays in project timing due to regulatory and permitting issues associated with larger electric transmission projects during the year ended December 31, 2015. In addition, revenues contributed by our international operations were negatively impacted by approximately $227 million due to less favorable average foreign currency exchange rates as the U.S. dollar strengthened against the Canadian and Australian dollars throughout 2015. Partially offsetting these decreases for the year ended December 31, 2015 was the favorable impact of approximately $375 million in revenues generated by acquired companies, primarily in the Oil and Gas Infrastructure Services segment.

Gross profit. Gross profit decreased $245.1 million, or 21.0%, to $923.7 million for the year ended December 31, 2015. Gross profit as a percentage of revenues decreased to 12.2% for the year ended December 31, 2015 from 15.1% for the year ended December 31, 2014. These decreases were primarily due to the decrease in revenues from larger electric transmission and larger pipeline transmission projects, which typically yield higher margins, and an increase in revenues from services that typically yield lower margins. Gross profit was also negatively impacted by approximately $73 million in aggregate losses recorded during the year ended December 31, 2015 on three projects due to increased costs associated with performance and site related factors that adversely impacted production. The projects included the previously mentioned power plant project in Alaska, an electric transmission project in Canada substantially completed in the third quarter of 2015, and a directional drilling project in Canada that was completed during the fourth quarter of 2015.

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

Asset impairment charges. Asset impairment charges were $58.5 million for the year ended December 31, 2015 compared to none for the year ended December 31, 2014. During the fourth quarter of 2015, we recorded a $39.8 million goodwill impairment and a $12.1 million impairment related to customer relationships, trade names and non-compete agreement intangible assets. The extended low commodity price environment had significantly impacted certain reporting units within our Oil and Gas Infrastructure Services Division. Specifically, lower levels of expected activity in the U.S. Gulf of Mexico and, to a lesser extent, with respect to certain directional drilling operations in Australia resulted in impairments of goodwill and intangible assets. Additionally, we recorded a property and equipment impairment of $6.6 million related to certain international renewable energy services operations during the fourth quarter of 2015.

Interest expense. Interest expense increased $3.3 million to $8.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to increased borrowing activity.

Provision for income taxes. The provision for income taxes was $97.5 million for the year ended December 31, 2015, with an effective tax rate of 42.6%. The provision for income taxes was $139.0 million for the year ended December 31, 2014, with an effective tax rate of 32.6%. The effective tax rate was higher in 2015 due to a lower proportion of income before taxes from international jurisdictions, which are generally taxed at lower statutory rates. Additionally, certain of the asset impairments recorded were not deductible for tax purposes. A change in the Alberta provincial statutory income tax, effective as of June 1, 2015, which required a remeasurement of certain cumulative deferred tax assets and liabilities, resulted in additional taxes of $5.0 million. These negative impacts were partially offset by the realization of $4.2 million in tax benefits associated with the realization of a previously unrecognized deferred tax asset related to our investment in a foreign operating subsidiary. The effective tax rate in 2015 did not reflect a significant decrease in reserves for uncertain tax positions because the statute of limitations periods remained open for various tax years under audit. The effective tax rate for 2014 was impacted by an $8.1 million decrease in reserves for uncertain tax positions resulting from the expiration of federal and state statute of limitations periods.

Other comprehensive income (loss). Other comprehensive income (loss), net of taxes was a loss of $171.4 million in the year ended December 31, 2015 compared to a loss of $86.1 million in the year ended December 31, 2014. These losses were primarily due to less favorable foreign currency exchange rates related to the strengthening of the U.S. dollar against the Canadian and Australian dollars.

Segment Results

The following table sets forth segment revenues and segment operating income (loss) for the years indicated (dollars in thousands):

	Year Ended December 31,
	2016		2015		2014
Revenues:
Electric Power Infrastructure Services	$4,850,495	63.4%	$4,937,289	65.2%	$5,302,671	68.4%
Oil and Gas Infrastructure Services	2,800,824	36.6	2,635,147	34.8	2,444,558	31.6

Consolidated revenues from external customers	$7,651,319	100.0%	$7,572,436	100.0%	$7,747,229	100.0%

Operating income (loss):
Electric Power Infrastructure Services	$395,745	8.2%	$362,328	7.3%	$462,985	8.7%
Oil and Gas Infrastructure Services	149,502	5.3	142,929	5.4	162,797	6.7
Corporate and non-allocated costs	(224,434)	N/A	(267,754)	N/A	(196,722)	N/A

Consolidated operating income	$320,813	4.2%	$237,503	3.1%	$429,060	5.5%

2016 compared to 2015

Electric Power Infrastructure Services Segment Results

Revenues for this segment decreased $86.8 million, or 1.8%, to $4.85 billion for the year ended December 31, 2016. This decrease was primarily a result of reduced customer spending associated with larger electric transmission projects as customers continued to face heightened regulatory and environmental requirements from state and federal agencies and more stringent permitting processes with various regional system operators. This regulatory environment negatively impacted the timing of existing projects and delayed the development of other infrastructure projects, which resulted in decreased demand for our services. Revenues also declined as a result of less favorable foreign currency exchange rates during the year ended December 31, 2016, which negatively impacted our international operations by approximately $23 million and were primarily attributable to the strengthening of the U.S. dollar against the Canadian dollar. Partially offsetting these decreases were approximately $95 million in revenues from acquired companies and $29.9 million in higher emergency restoration services revenues.

Operating income increased $33.4 million, or 9.2%, to $395.7 million for the year ended December 31, 2016. Operating income as a percentage of segment revenues increased to 8.2% for the year ended December 31, 2016 from 7.3% for the year ended December 31, 2015. These increases were primarily due to better utilization of certain larger transmission project resources as compared to the utilization of similar resources in 2015. Also contributing to these increases was improved performance of ongoing projects, as we experienced more favorable weather and increased productivity compared to the year ended December 31, 2015, which was negatively impacted by heavy snowfall and other unfavorable weather conditions in certain areas of Canada and the northern United States. Operating income and operating income as a percentage of revenues during 2016 were adversely impacted by project losses of $54.8 million related to performance issues on a power plant construction project in Alaska which compares to the 2015 impact of project losses of $66.1 million primarily associated with the same project in Alaska and an electric transmission project in Canada that was completed in the third quarter of 2015.

The project losses related to the Alaska power plant construction project recognized during the year ended December 31, 2016 were primarily due to performance issues and a claimed force majeure event that disrupted the commissioning phase of the project during the second quarter of 2016. These issues resulted in higher than expected production costs due to quality deficiencies and their impact on production sequencing. We provided the customer and its insurance providers with a notice of force majeure in order to seek schedule relief and cost recovery from the disruptions. We are also in the process of developing potential claims for damages that may have resulted from third party engineering and other contractor performance issues; however, no revenues or cost recovery has been reflected in the estimate of total project losses at December 31, 2016. This project had a contract value of $202 million and was substantially completed in the fourth quarter of 2016. As this project continues through its final close out phase, it is possible that additional performance issues or other unforeseen circumstances could occur and result in the recognition of additional losses on this project; however, such amounts cannot currently be estimated.

Oil and Gas Infrastructure Services Segment Results

Revenues for this segment increased $165.7 million, or 6.3%, to $2.80 billion for the year ended December 31, 2016. This increase was primarily the result of increased capital spending by our customers on larger projects, certain of which moved into full construction during the second half of 2016, after experiencing regulatory and permitting delays in the first half of 2016, as well as increased customer spending for natural gas distribution services. In addition, revenues were favorably impacted by the contribution of approximately $30 million in revenues from acquired companies. The revenues contributed from our international operations were negatively impacted by approximately $18 million as a result of less favorable foreign currency exchange rates in the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily attributable to the strengthening of the U.S. dollar against the Canadian dollar.

Operating income increased $6.6 million, or 4.6%, to $149.5 million for the year ended December 31, 2016. Operating income as a percentage of segment revenues decreased to 5.3% for the year ended December 31, 2016 from 5.4% for the year ended December 31, 2015. The increase in operating income was primarily due to the increase in revenues described above. The decrease in operating income as a percentage of segment revenues was primarily due to the negative impact on resource utilization due to permitting delays on certain pipeline projects that were scheduled to begin in the first half of 2016 but did not start until the second half of 2016. Operating income as a percentage of revenues was also negatively impacted by approximately $2 million in severance and restructuring costs recognized during 2016. Partially offsetting these items that negatively impacted operating income as a percentage of revenues was improved performance on certain larger pipeline projects that moved into full construction during 2016.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the year ended December 31, 2016 decreased $43.3 million to $224.4 million as compared to the year ended December 31, 2015. This decrease was primarily due to the $51.9 million previously described goodwill and intangible asset impairment charges recorded in the year ended December 31, 2015, partially offset by $4.6 million in higher costs related to ongoing litigation, which included $6.9 million of litigation costs related to our disposition of certain telecommunication operations, and $4.0 million in costs associated with the departure of Quanta’s former president and chief executive officer recognized during 2016.

2015 compared to 2014

Electric Power Infrastructure Services Segment Results

Revenues for this segment decreased $365.4 million, or 6.9%, to $4.94 billion for the year ended December 31, 2015. Revenues from electric power infrastructure services were adversely impacted by reduced customer spending and delays in project timing due to regulatory and permitting issues associated with larger electric transmission projects. The revenues contributed from our international operations were negatively impacted by approximately $132 million as a result of less favorable foreign currency exchange rates in the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily attributable to the strengthening of the U.S. dollar against the Canadian and Australian dollars. Also contributing to the decrease was $23.4 million in lower emergency restoration services revenues. Partially offsetting these decreases were the contribution of approximately $85 million in revenues generated by acquired companies and increased activity from smaller scale transmission and electric distribution projects due to increased spending by our customers.

Operating income decreased $100.7 million, or 21.7%, to $362.3 million for the year ended December 31, 2015. Operating income as a percentage of segment revenues decreased to 7.3% for the year ended December 31, 2015 from 8.7% for the year ended December 31, 2014. These decreases were primarily due to a decrease in revenues from large electric transmission projects mentioned above, which typically yield higher margins, and a corresponding increase in lower margin revenues from smaller scale transmission work. This change in revenue mix also resulted in increased inefficiencies associated with transitioning between smaller projects that are not experienced during continuous production on larger projects, as well as certain large transmission resources being underutilized during the year ended December 31, 2015. In addition, operating income and operating income as a percentage of segment revenues decreased in 2015 due to the negative impact of approximately $66.1 million in aggregate losses recorded during the year ended December 31, 2015 on two projects due to increased costs associated with performance and site related factors that adversely impacted production. These projects included the power plant project in Alaska and the electric transmission project in Canada described above. Also contributing to the decreases was the negative impact on production for various projects due to heavy snowfall and other unfavorable weather conditions in certain areas of Canada and the northern United States during the first three months of 2015 and a property and equipment impairment of $6.6 million related to certain international renewable energy services operations recorded during the fourth quarter of 2015. Additionally, lower emergency restoration services revenues impacted margins since such services typically yield higher margins. Operating income and margins during 2014 were negatively impacted by the $102.5 million charge to provision for long-term contract receivable associated with an electric power infrastructure services project completed in 2012 described above.

Oil and Gas Infrastructure Services Segment Results

Revenues for this segment increased $190.6 million, or 7.8%, to $2.64 billion for the year ended December 31, 2015. Revenues for the year ended December 31, 2015 were favorably impacted by approximately $290 million in revenues generated by acquired companies. Increased revenues from distribution and other services also impacted revenues in 2015. These increases were partially offset by reduced demand for certain services due to lower oil prices and their impact on customer spending, fluctuations in larger project timing and regulatory delays on certain other larger diameter pipe projects that shifted work from the second half of 2015 into 2016. Revenues for the year ended December 31, 2015 also reflect the negative impact of changes in foreign currency exchange rates, which negatively impacted revenues contributed by our international operations by approximately $95 million as a result of the strengthening of the U.S. dollar against the Canadian and Australian dollars.

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

Liquidity and Capital Resources

Cash Requirements

Our cash and cash equivalents totaled $112.2 million and $128.8 million as of December 31, 2016 and 2015. As of December 31, 2016 and 2015, cash and cash equivalents held in domestic bank accounts were approximately $19.5 million and $16.1 million, and cash and cash equivalents held in foreign bank accounts were approximately $92.7 million and $112.7 million. As of December 31, 2016 and 2015, cash and cash equivalents held by our investments in joint ventures, which are either consolidated or proportionately consolidated, were approximately $11.5 million and $24.9 million, of which $10.0 million and $11.9 million related to domestic joint ventures. Cash and cash equivalents held by the joint ventures are available to support the operations of the related joint ventures, and we do not have access to that cash for our other operations. Under the terms of the partnership agreements, we generally have no right to the joint ventures’ cash other than participating in distributions and in the event of dissolution.

We were in compliance with the covenants under our credit agreement at December 31, 2016. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. Capital expenditures related to continuing operations are expected to total $210 million to $225 million for 2017.

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

Management continues to monitor the financial markets and general national and global economic conditions for factors that may affect our liquidity and capital resources. We consider our cash and cash equivalents investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash and cash equivalent investments with short-term maturities. Accordingly, we do not anticipate that any weakness in the capital markets will have a material impact on the principal amounts of our cash and cash equivalents or our ability to rely upon our credit facility for funds. To date, we have experienced no loss of or lack of access to our cash or cash equivalents or funds under our credit facility; however, we can provide no assurances that access to our invested cash and cash equivalents or availability under our credit facility will not be impacted in the future by adverse conditions in the financial markets.

We have not provided U.S. income taxes on approximately $298.8 million of accumulated foreign earnings that we intend to permanently reinvest outside the United States. We could be subject to additional U.S. income and foreign withholding taxes if we were to repatriate cash that is indefinitely reinvested outside the United States. Because of the number and variability of assumptions required, it is not practicable to determine the amount of any additional U.S. tax liability that may result if we decide to no longer indefinitely reinvest foreign earnings outside the United States. If our intentions or U.S. tax laws change in the future, there may be a significant negative impact on the provision for income taxes and cash flows as a result of recording an incremental tax liability in the period such change occurs.

Sources and Uses of Cash

As of December 31, 2016, we had cash and cash equivalents of $112.2 million and working capital of $1.08 billion. We also had $305.6 million of outstanding letters of credit and bank guarantees, $210.8 million of which was denominated in U.S. dollars and $94.8 million of which was denominated in currencies other than the U.S. dollar, primarily in Australian or Canadian dollars. We also had $351.3 million of outstanding revolving loans under our credit facility, $210.0 million of which was denominated in U.S. dollars and $141.3 million of which was denominated in Canadian dollars. As of December 31, 2016, our $1.81 billion senior secured revolving credit facility, which matures on December 18, 2020, had $1.15 billion available for revolving loans or issuing new letters of credit or bank guarantees.

Operating Activities

Cash flow from operations is primarily influenced by demand for our services and operating margins but can also be influenced by working capital needs associated with the various types of services that we provide. In particular, working capital needs may increase when we commence large volumes of work under circumstances where project costs, primarily associated with labor, equipment and subcontractors, are required to be paid before the receivables resulting from the work performed are billed and collected. Accordingly, changes within working capital in accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, and billings in excess of costs and estimated earnings on uncompleted contracts are normally related and are typically affected on a collective basis by changes in revenue due to both changes in the timing and volume of work performed and variability in the timing of customer billings and payments. Additionally, working capital needs are generally higher during the summer and fall months due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate. Conversely, working capital assets are typically converted to cash during the winter months. These seasonal trends can be offset by changes in the timing of projects which can be impacted by project delays or accelerations and other economic factors that may affect customer spending.

Operating activities of continuing operations provided net cash of $381.2 million during 2016 as compared to $618.2 million during 2015 and $247.7 million during 2014. This decrease was primarily due to additional working capital requirements associated with larger oil and gas infrastructure projects that moved into full construction during the second half of 2016 and invoicing challenges and billing delays on two related electric transmission projects located in remote regions of northeastern Canada, which resulted from extensive quality assurance documentation and administrative requirements. We continue to work collaboratively with this customer to improve the invoicing and billing processes on these projects. Operating activities of continuing operations for 2015 were positively impacted by the receipt of a $65 million cash payment associated with the settlement of a large project receivable that was resolved in 2014, as well as the benefit from a corresponding reduction in income tax payments during early 2015 that resulted from the prior year charge to selling, general and administrative expenses of $102.5 million associated with this settlement. The increase in cash flow from operating activities of continuing operations for the year ended December 31, 2015 compared to the year ended December 31, 2014 was also due to decreased working capital requirements associated with fewer larger electric transmission projects during 2015 as compared to 2014. Also impacting cash flow from operating activities of continuing operations for the year ended December 31, 2015 was the receipt of $86.8 million related to favorable billing terms for certain projects that began in 2015. Cash flow from operating activities of continuing operations for the year ended December 31, 2014 was negatively impacted by weather related delays in part of North

America, the timing of project close-outs that affected the achievement of certain billing milestones, and a $28.3 million payment associated with an arbitration decision associated with claims from a directional drilling project.

Days sales outstanding (DSO) as of December 31, 2016 was 74 days, as compared to 75 days as of December 31, 2015. This decrease was primarily due to favorable billing terms for certain projects ongoing in 2016 as compared to projects ongoing in 2015, partially offset by the impact of invoicing challenges and billing delays on the two related large electric transmission projects in remote regions of northeastern Canada discussed above. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus costs and estimated earnings in excess of billings on uncompleted contracts less billings in excess of costs and estimated earnings on uncompleted contracts, divided by average revenues per day during the quarter.

Investing Activities

During 2016, we used net cash in investing activities of continuing operations of $266.0 million as compared to $307.1 million and $488.6 million used in investing activities of continuing operations in 2015 and 2014. Investing activities of continuing operations in 2016 included $212.6 million used for capital expenditures and $68.8 million used in connection with acquisitions, partially offset by $22.0 million of proceeds from the sale of property and equipment. Investing activities of continuing operations in 2015 included $210.0 million used for capital expenditures and $112.9 million used in connection with acquisitions, partially offset by $26.2 million of proceeds from the sale of property and equipment. Investing activities of continuing operations in 2014 included $247.2 million used for capital expenditures and $262.2 million used in connection with acquisitions, partially offset by $14.4 million of proceeds from the sale of property and equipment.

Financing Activities

During 2016, net cash used in financing activities of continuing operations was $124.8 million as compared to net cash used by financing activities of continuing operations of $1.22 billion and $58.3 million in 2015 and 2014. Financing activities of continuing operations during 2016 included $116.2 million of net repayments under our credit facility. Financing activities of continuing operations in 2015 included $1.61 billion for common stock repurchases under our stock repurchase programs and $21.2 million of cash payments to non-controlling interests as distributions of joint venture profits, partially offset by $413.6 million of net borrowings under our credit facility. Financing activities of continuing operations in 2014 included $93.5 million of common stock repurchases under a stock repurchase program approved by Quanta’s board of directors during the fourth quarter of 2013 (the 2013 Repurchase Program), $30.4 million of debt repayments primarily related to debt of acquired companies that was repaid shortly after the respective acquisition dates and $14.4 million of cash payments to non-controlling interests as distributions of joint venture profits, partially offset by $71.8 million of net borrowings under our credit facility.

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

Stock Repurchases

During the third quarter of 2015, our board of directors approved a stock repurchase program authorizing us to purchase, from time to time through February 28, 2017, up to $1.25 billion of our outstanding common stock

(the 2015 Repurchase Program). Repurchases under the 2015 Repurchase Program can be made in open market or privately negotiated transactions, including pursuant to an accelerated share repurchase arrangement, an issuer repurchase plan or otherwise, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. The 2015 Repurchase Program does not obligate us to acquire any specific amount of common stock and may be modified or terminated by our board of directors at any time at its sole discretion and without notice. During 2015, we repurchased 19.2 million shares of our common stock at a cost of $449.9 million in the open market under the 2015 Repurchase Program.

Also during the third quarter of 2015, we entered into an accelerated share repurchase arrangement (the ASR) to repurchase $750.0 million of our common stock under the 2015 Repurchase Program. Under the terms of the ASR, we paid $750.0 million to JPMorgan Chase Bank, National Association, London Branch (JPMorgan) and initially received 25.7 million shares of our common stock. The fair market value of these 25.7 million shares at the time of delivery was approximately $600.0 million, and the repurchased shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock during the quarter ended September 30, 2015, reducing the weighted-average number of basic and diluted common shares used to calculate our earnings per share. The $150.0 million remaining under the ASR was recorded as an adjustment to additional paid-in capital (APIC) during the third quarter of 2015 and was reclassified from APIC to treasury stock as a result of the final settlement of the ASR on April 12, 2016. Upon final settlement and based on the final volume-weighted average share price during the term of the ASR, minus a discount and subject to other adjustments pursuant to the terms and conditions of the ASR, we received 9.4 million additional shares of our common stock from JPMorgan. As of December 31, 2016, we had repurchased 54.3 million shares of our common stock at a cost of $1.20 billion, and approximately $50.1 million remained available under the 2015 Repurchase Program.

During the fourth quarter of 2013, our board of directors approved a stock repurchase program authorizing us to purchase from time to time through December 31, 2016, up to $500.0 million of our outstanding common stock. During the year ended December 31, 2014, we repurchased a total of 3.0 million shares valued at $93.5 million pursuant to the 2013 Repurchase Program. During the year ended December 31, 2015, we repurchased 14.3 million shares of our common stock at a cost of $406.5 million in the open market and completed the 2013 Repurchase Program.

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

As of December 31, 2016, we had approximately $305.6 million of outstanding letters of credit and bank guarantees, $210.8 million of which were denominated in U.S. dollars and $94.8 million of which were denominated in currencies other than the U.S. dollar, primarily in Australian or Canadian dollars. We also had $351.3 million of outstanding revolving loans under the credit facility, $210.0 million of which were denominated in U.S. dollars and $141.3 million of which were denominated in Canadian dollars. The remaining $1.15 billion was available for revolving loans or new letters of credit or bank guarantees.

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement). The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on our assets. The credit agreement allows cash payments for dividends and stock repurchases subject to compliance with the following requirements (after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100.0 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of December 31, 2016, we were in compliance with all of the covenants in the credit agreement.

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

Prior to the amendment and restatement of our credit agreement on December 18, 2015 and after April 1, 2014, amounts borrowed bore interest at the same rates as above, and we were subject to the same commitment fees as above. Prior to April 1, 2014, amounts borrowed in U.S. dollars bore interest, at our option, at a rate equal to either (i) the Eurocurrency Rate plus 1.25%, or (ii) the Base Rate plus 0.25%, and amounts borrowed as revolving loans in any currency other than U.S. dollars bore interest at a rate equal to the Eurocurrency Rate plus 1.25%. Prior to April 1, 2014, standby letters of credit issued under the credit agreement were also subject to a letter of credit fee of 1.25%. Performance Letters of Credit issued in support of certain contractual obligations were subject to a letter of credit fee of 0.75%, and we were also subject to a commitment fee of 0.20% on any unused availability under the credit agreement.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of December 31, 2016, the maximum guaranteed residual value was approximately $556.5 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of December 31, 2016, we had $305.6 million in outstanding letters of credit and bank guarantees to secure our casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2017. Upon maturity, it is expected that the majority of the letters of credit related to the casualty insurance program will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of the lenders that are party to our credit agreement, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. Subject to certain conditions and consistent with terms of our credit agreement, these security interests will be automatically released if we maintain a credit rating that meets two of the following three conditions: (i) a corporate credit rating that is BBB- or higher by Standard & Poor’s Rating Services, (ii) a corporate family rating that is Baa3 or higher by Moody’s Investors Services, Inc. or (iii) a corporate credit rating that is BBB- or higher by Fitch Ratings, Inc. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2016, the total amount of outstanding performance bonds was estimated to be approximately $3.4 billion. Our estimated maximum exposure as it relates to the value of performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of our commitments under the performance bonds generally extinguishes concurrently with the expiration of our related contractual obligation. The estimated cost to complete these bonded projects was approximately $1.2 billion as of December 31, 2016.

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

Contractual Obligations

As of December 31, 2016, our future contractual obligations were as follows (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt — principal (1)	$354,646	$3,305	$—	$—	$351,341	$—	$—
Long-term debt — cash interest (2)	13	13	—	—	—	—	—
Short-term debt (3)	2,735	2,735	—	—	—	—	—
Operating lease obligations	266,463	99,677	67,034	44,216	25,444	13,761	16,331
Capital lease obligations and related interest obligations (4)	3,744	1,523	1,416	805	—	—	—
Equipment purchase commitments	22,425	22,425	—	—	—	—	—
Capital commitment related to investments in unconsolidated affiliates (5)	57,650	34,083	—	23,567	—	—	—

Total	$707,676	$163,761	$68,450	$68,588	$376,785	$13,761	$16,331

(1)

Amounts were recorded in our December 31, 2016 consolidated balance sheet and included $351.3 million of outstanding revolving loans under our credit facility, which bear interest at variable market rates.

Assuming the principal amount outstanding at December 31, 2016 remained outstanding and the interest rate in effect at December 31, 2016 remained the same, the annual cash interest expense with respect to the credit facility would be approximately $8.6 million, payable for the remainder of the term of the facility, which matures in December 2020.
(2)	Amounts relate to cash interest expense on our fixed-rate long-term debt, which excludes the credit facility.
(3)	Amounts were recorded in our December 31, 2016 consolidated balance sheet.
(4)	Principal amounts of capital lease obligations were recorded in our December 31, 2016 consolidated balance sheet.
(5)	A return of capital from unconsolidated affiliates of approximately $42.1 million is anticipated in August 2017 and is not included in these amounts. As of December 31, 2016, we had made aggregate contributions to this unconsolidated affiliate of $13.5 million and had received $2.9 million as a return of capital.

Equipment Purchase Commitments

We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of December 31, 2016, production orders for approximately $22.4 million had been issued with delivery dates scheduled to occur throughout 2017. Although we have committed to the purchase of these vehicles at the time of their delivery, we intend that these orders will be assigned to third party leasing companies and made available to us under certain of our master equipment lease agreements, which will release us from our capital commitment.

Capital Commitments Related to Investments in Unconsolidated Affiliates

We have excluded from the Contractual Obligations table additional capital commitments associated with investments in unconsolidated affiliates related to planned oil and gas infrastructure projects of approximately $20.2 million because we are unable to determine the exact timing of these capital commitments. We anticipate these commitments to be paid by May 31, 2022 and as specific commitment amounts and their timing are determined, we will reflect such amounts in the Contractual Obligations table.

Unrecognized Tax Benefits

During 2016, the Internal Revenue Service (IRS) completed its examination related to tax years 2010, 2011 and 2012; however, certain subsidiaries remain under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods, and the amount of unrecognized tax benefits could therefore increase or decrease as a result of the expiration of certain statute of limitations periods or settlements of these examinations. We believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $12.3 million due to the expiration of certain statute of limitations periods or settlements of the examinations.

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

The ultimate liability associated with the complete withdrawal of our subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. In March 2014, the Central States Plan provided revised estimates indicating that the total withdrawal liability based on certain withdrawal scenarios from 2011 through 2014 could range between $40.1 million and $55.4 million, which we believe to be the range of reasonably possible loss for this matter. Additionally, based on those estimates and allowing for the exclusion of amounts believed by management to have been improperly included in such estimates, we recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within the range communicated to us by the Central States Plan. Given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the expense we recognized through December 31, 2016. Although we dispute the total liability owed to the Central States Plan, we continue to make monthly payments according to the terms of the January 2016 Notice and Demand while the parties determine the final withdrawal liability. As of December 31, 2016, we had made payments totaling $17.5 million toward the withdrawal liability assessment.

2013 Central States Plan Withdrawal Liability. On October 9, 2013, we acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of acquisition. Prior to the acquisition, the Central States Plan issued a Notice and Demand to the acquired company claiming a withdrawal liability in the total amount of $6.9 million and requiring payments to be made on this assessment while the dispute is ongoing. In connection with the acquisition, we recorded an initial liability of $4.8 million related to this withdrawal liability, and a portion of the purchase price for the acquired company was deposited into an escrow account to fund any withdrawal obligation in excess of the initial liability recorded. In January 2016, the Central States Plan issued a revised Notice and Demand claiming a withdrawal liability in the amount of $4.8 million. Although we continue to dispute the total liability owed to the Central States Plan, we continue to make monthly payments according to the terms of this revised Notice and Demand while the parties determine the final withdrawal liability. As of December 31, 2016, payments totaling $3.5 million had been made toward the withdrawal liability assessment.

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

Letters of Credit Fees and Commitment Fees

We have excluded from the Contractual Obligations table interest associated with letters of credit fees and commitment fees under our credit facility because the outstanding letters of credit, availability and applicable interest rates and fees are variable. For additional information regarding the interest rates and fees associated with borrowings under our credit facility, see Liquidity and Capital Resources — Debt Instruments — Credit Facility above.

Self-Insurance

We are insured for employer’s liability, workers’ compensation, auto liability and general liability claims. Under these programs, the deductible for employer’s liability is $1.0 million per occurrence, the deductible for workers’ compensation is $5.0 million per occurrence, and the deductibles for auto liability and general liability are $10.0 million per occurrence. We are generally self-insured for all claims that do not exceed the amount of the applicable deductible. In connection with our casualty insurance programs, we are required to issue letters of credit to secure our self-insured obligations. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $0.4 million per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of December 31, 2016 and 2015, the gross amount accrued for insurance claims totaled $218.2 million and $209.0 million, with $162.0 million and $153.5 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2016 and 2015 were $8.7 million and $8.6 million, of which $0.4 million and $0.6 million were included in prepaid expenses and other current assets and $8.3 million and $8.0 million were included in other assets, net.

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

Concentrations of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and our net receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts net of advanced billings with the same customer. Substantially all of our cash and cash equivalent investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest cash and cash equivalents in a diversified portfolio of what we believe to be high quality investments, which primarily include interest-bearing demand deposits, money market investments, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these investments is subject to any material risk of loss, changes in economic conditions could impact the interest income we receive from these investments. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power and oil and gas companies, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States, Canada and Australia. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States, Canada and Australia, which may be heightened as a result of uncertain economic and financial market conditions that have existed in recent years. However, we generally have certain statutory lien rights with respect to services provided. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services we have performed.

At December 31, 2016 and 2015, one customer within our Electric Power Infrastructure Services segment accounted for approximately 16% and 12% of our consolidated net receivable position. At December 31, 2016 and 2015, the net receivable position for this customer was $277.3 million and $195.2 million, which included $175.9 million and $83.9 million of costs and estimated earnings in excess of billings on uncompleted contracts. These balances were associated with invoicing challenges and billing delays on two related electric transmission projects located in remote regions of northeastern Canada that resulted from extensive quality assurance documentation and administrative requirements. We continue to work collaboratively with the customer to improve these processes, which has resulted in increased billings and payment activity in the latter half of 2016. Partially offsetting these decreases to this net receivable position was the impact of additional change orders and claims on the project that were in the process of being negotiated in the normal course of business. No other customers represented 10% or more of our consolidated net receivable position as of December 31, 2016 and 2015. No customers represented 10% or more of our revenues for the years ended December 31, 2016, 2015 and 2014.

Legal Proceedings

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Legal Proceedings and Collective Bargaining Agreements in Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional information regarding litigation, claims and other legal proceedings.

Related Party Transactions

In the normal course of business, we enter into transactions from time to time with related parties. Our significant related party transactions typically take the form of facility leases with prior owners of certain acquired companies.

Inflation

Due to relatively low levels of inflation experienced during the years ended December 31, 2016, 2015 and 2014, inflation did not have a significant effect on our results.

New Accounting Pronouncements

Adoption of New Accounting Pronouncements

In February 2015, the FASB issued an update which amends consolidation guidance, including amending the guidance related to determining whether an entity is a variable interest entity. The guidance may be applied using a modified retrospective approach whereby the entity records a cumulative effect of adoption at the beginning of the fiscal year of initial application. A reporting entity may also apply the amendments on a full retrospective basis. We adopted this guidance effective January 1, 2016, and the adoption of the update did not have a significant impact on our consolidated financial statements or related disclosures.

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

In August 2014, the FASB issued guidance to address the diversity in practice in determining when there is substantial doubt about an entity’s ability to continue as a going concern and when and how an entity must disclose certain relevant conditions and events. This update requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued). If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions or events. This guidance will impact the disclosure and presentation of any substantial doubt about our ability to continue as a going concern, if such substantial doubt were to exist. We adopted this guidance on December 31, 2016, and the adoption of the update did not have a significant impact on our consolidated financial statements or related disclosures but would have an impact if such a substantial doubt were to exist in the future.

In January 2017, the FASB issued an update that amended SEC guidance within the Accounting Standards Codification related to disclosing the impact that recently issued accounting standards will have on a registrant’s financial statements when such standards are adopted in future periods. We have followed the guidance in this amendment within this section and in Note 2 to the consolidated financial statements.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued an update that supersedes most current revenue recognition guidance as well as some cost recognition guidance. The update requires that the recognition of revenue related to the transfer of goods or services to customers reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB affirmed its proposal to defer the effective date until fiscal years beginning on or after December 15, 2017. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application.

We are currently evaluating the potential impact of this update on our consolidated financial statements, as well as the impact of our selected transition method as we continue through the implementation process. In addition, we continue to monitor activity related to the new standard as well as working with various non-authoritative groups regarding industry clarifications and interpretations, which may impact our considerations and conclusions. Significant areas of ongoing consideration include the impact of termination for convenience provisions on the duration of contracts and accounting for mobilization-related costs and uninstalled materials. While we are still evaluating the requirements of this update, we currently do not expect the update to materially affect our results of operations, financial position or cash flows. This preliminary conclusion is based on our belief that we will generally continue to recognize revenues from long-term service contracts over time as services are performed and the underlying obligation to the customer is fulfilled. We have identified and are in the process of implementing changes to our processes and internal controls to meet the reporting and disclosure requirements of this update and will adopt this update effective January 1, 2018.

In July 2015, the FASB issued an update that requires inventory to be measured at the lower of either cost or net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference will be recognized as a loss in earnings in the period in which it occurs. The update is required to be adopted prospectively and is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The adoption of the update is not anticipated to have a significant impact on our consolidated financial statements or related disclosures.

In January 2016, the FASB issued an update that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments to provide users of financial statements with more decision-useful information. The new standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for financial statements of fiscal years or interim periods that have not been previously issued. We are evaluating the impact of the new standard on our consolidated financial statements and will adopt the new standard by January 1, 2018.

In February 2016, the FASB issued an update that requires companies to recognize on the balance sheet the contractual right of use assets and liabilities corresponding to the rights and obligations created by lease contracts. The new standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted for financial statements of fiscal years or interim periods that have not been previously issued. While we continue to evaluate the effect of the standard on our consolidated financial statements, it is anticipated that the adoption of the standard will materially impact our statement of financial position.

In March 2016, the FASB issued an update that will amend the accounting for share-based payments in several key areas, including the treatment and cash flow presentation of tax effects related to the settlement of share-based payments and the accounting for forfeitures of share-based awards. The new guidance will require companies with share-based payments to record all tax effects related thereto at settlement (or expiration) through income tax expense on the statement of operations rather than through additional paid-in capital within equity. This update will also require excess tax benefits to be classified as an operating activity on the statement of cash flows rather than reclassified as a financing activity and will require cash paid by an employer when withholding shares for the employee portion of taxes to be presented as a financing activity. The update also allows companies to either account for forfeitures of share-based payments as they occur or to estimate forfeitures. This guidance is required to be applied prospectively except for the requirement to classify cash paid when withholding shares for taxes as a financing activity, which requires retrospective application. The update is effective for interim and annual reporting periods beginning after December 15, 2016. We will continue to estimate forfeitures of share-based payments. It is anticipated that we will experience increased volatility of income tax expense upon adoption of this update.

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

In October 2016, the FASB issued an update that will amend the consolidation guidance related to how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the VIE held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of a VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The new standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. Since we have already adopted a related update, we will be required to apply the amendments in this update retrospectively to all relevant prior periods beginning with the fiscal year in which the amendments in the prior update were initially applied. We will adopt this guidance on January 1, 2017, and the adoption of the update is not anticipated to have a significant impact on our consolidated financial statements or related disclosures.

In November 2016, the FASB issued an update intended to standardize the classification of restricted cash and cash equivalents transactions on the statement of cash flows. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted. The retrospective transition method will be required for this new guidance. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements and will adopt this guidance by January 1, 2018.

In January 2017, the FASB issued an update intended to clarify the definition of a business to assist entities with evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new definition requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or group is not a business. The update will require that to be considered a business, a set of assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. Additionally, the update will remove the evaluation of whether a market participant could replace missing elements in order to consider the set of assets and activities a business, will provide more stringent criteria for sets without outputs and will narrow the definition of output. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted for certain transactions. The prospective transition method will be required for this new guidance. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements and will adopt this guidance by January 1, 2018.

Also in January 2017, the FASB issued an update intended to simplify the subsequent measurement of goodwill by eliminating the second step in the current two-step goodwill impairment test. The update will require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if applicable. Additionally, the update will eliminate the requirement that a reporting unit with a zero or negative carrying amount perform a qualitative assessment and the second step of the two-step goodwill impairment test and will instead require disclosure of the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. This update is effective for public entities for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The prospective transition method will be required for this new guidance. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements and will adopt this guidance by January 1, 2020.

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

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate us for services rendered, which may be measured in terms of units installed, hours expended, costs incurred to date compared to total estimated contract costs or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the material associated with our work is owner-furnished and is therefore not included in contract revenues and costs. The cost estimation process is based on professional knowledge and experience of our engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore, our profit recognition.

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

During the years ended December 31, 2016 and 2015, we experienced performance issues on a power plant project in Alaska that resulted in an increase of the estimated total costs necessary to complete the project. During the construction and commissioning phases, the project experienced third party engineering deficiencies that changed our planned scope of work and performance failures by other contractors operating onsite. These issues resulted in higher than expected production costs associated with quality deficiencies and a related impact on production sequencing. Additionally, late in the second quarter of 2016, we experienced a claimed force majeure event that further disrupted project timing and provided the customer and its insurance providers with a notice of the event in order to seek schedule relief and cost recovery. During the years ended December 31, 2016 and 2015, we recognized project losses of $54.8 million and $44.9 million. We are in the process of developing potential claims for damages that may have resulted from the third party engineering and other contractor performance issues; however, no revenues or cost recovery has been reflected in our estimate of total project losses at December 31, 2016. This project had a contract value of $202 million at December 31, 2016 and was substantially completed during the fourth quarter of 2016. As this project continues through the final close out phase, it is possible that additional performance issues or other unforeseen circumstances could occur and result in the recognition of additional losses on this project; however, such amounts cannot currently be estimated.

Our operating results for the year ended December 31, 2016 were impacted by less than 5% as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2015. Included in the operating results for the year ended December 31, 2016 were losses from the project described above, offset by the aggregate positive impact of numerous individually immaterial changes in project profitability generally due to better than expected performance for projects that were ongoing at December 31, 2015. Our operating results for the year ended December 31, 2015 and 2014 were impacted by numerous individually immaterial changes in contract estimates related to projects that were in progress at December 31, 2014 and 2013; however, the aggregate impact was less than 5%.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

We may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. We determine the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. We treat items as costs of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated.

As of December 31, 2016 and 2015, we had recognized revenues of approximately $137.8 million and $137.2 million related to change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

These aggregate contract price adjustments represent management’s best estimate of additional contract revenues which have been earned and which management believes are probable of collection. The amounts ultimately realized by us upon final acceptance by our customers could be higher or lower than such estimated amounts; however, such amounts cannot currently be estimated.

Self-Insurance.

As discussed in Liquidity and Capital Resources — Self-Insurance, we are insured for employer’s liability, workers’ compensation, auto liability, general liability, and group health claims.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of December 31, 2016 and 2015, the gross amount accrued for insurance claims totaled $218.2 million and $209.0 million, with $162.0 million and $153.5 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2016 and 2015 were $8.7 million and $8.6 million, of which $0.4 million and $0.6 million were included in prepaid expenses and other current assets and $8.3 million and $8.0 million were included in other assets, net.

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

The projected cash flows and estimated levels of EBITDA by reporting unit were used to determine fair value under the three approaches discussed herein. The following table presents the significant estimates used by management in determining the fair values of our reporting units at December 31, 2016, 2015 and 2014:

	2016	2015	2014
Years of cash flows before terminal value	5	5	5
Discount rates	12.5% to 14.5%	12.0% to 16.0%	12.0% to 14.0%
EBITDA multiples	5.5 to 7.0	5.0 to 6.5	5.0 to 6.0
Weighting of three approaches:
Discounted cash flows	70%	70%	70%
Market multiple	15%	15%	15%
Market capitalization	15%	15%	15%

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

During the fourth quarter of 2016, a two-step fair-value based goodwill impairment analysis was performed for each of our reporting units, and no reporting units were evaluated solely on a qualitative basis. Step one of the analysis indicated that the implied fair value of each of our reporting units, other than recently acquired reporting units and the reporting units that recorded goodwill impairment charges in 2015, was substantially in excess of its carrying value.

As discussed generally above, when evaluating the 2016 step one impairment test results, management considered many factors in determining whether or not an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment in which our reporting units were operating. Additionally, management considered the sensitivity of its fair value estimates to changes in certain valuation assumptions. After taking into account a 10% decrease in the fair value of each of our reporting units, two reporting units within our Oil and Gas Infrastructure Services Division had fair values below their respective carrying values. We recorded asset impairment charges for these reporting units in 2015. The fair values determined in 2016 for these reporting units were consistent with the fair values determined in 2015, accordingly the fair values approximate the current carrying values. Circumstances such as market declines, unfavorable economic conditions, the loss of a major customer or other factors could increase the risk of impairment of goodwill in future periods.

If an operating unit experiences prolonged periods of declining revenues, operating margins or both, it may be at risk of failing step one of the goodwill impairment test. Certain operating units have experienced declines over the short-term due to challenging macroeconomic conditions in certain geographic areas and low oil and natural gas prices, which have negatively impacted customer spending and resulted in project cancellations and delays. Additionally, customer capital spending has been constrained as a result of an increasingly complex regulatory and permitting environment. Certain operating units within our Oil and Gas Infrastructure Services Division that primarily operate within the midstream and smaller-scale transmission market have continued to be negatively impacted by these factors. Goodwill and intangible assets associated with the operating units within Quanta’s Oil and Gas Infrastructure Services Division that have been significantly impacted by the factors mentioned above were approximately $68.0 million and $11.9 million at December 31, 2016. We monitor these conditions and others to determine if it is necessary to perform step one of the fair-value based impairment test for one or more operating units prior to the annual impairment assessment. No impairment charges were recorded related to goodwill during the year ended December 31, 2016. Although we are not aware of circumstances that would lead to a goodwill impairment at a reporting unit currently, circumstances such as a continued market decline, the loss of a major customer or other factors could impact the valuation of goodwill in the future.

The goodwill analysis performed for each reporting unit was based on estimates and comparisons obtained from the electric power and oil and gas industries. We assigned a higher weighting to the discounted cash flow approach in all periods to reflect increased expectations of market value being determined from a “held and used” model. As stated previously, cash flows are derived from budgeted amounts and operating forecasts that have been evaluated by management. In connection with the 2016 assessment, reporting unit growth rates during the cash flow projection period varied from negative 2% to positive 24%.

Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. Changes in our judgments and projections could result in a significantly different estimate of the fair values of reporting units and intangible assets and could result in an impairment. Variances in the assessment of market conditions, projected cash flows, cost of capital, growth rates and acquisition multiples applied could have an impact on the assessment of impairments and the amount of any goodwill impairment charges recorded. For example, lower growth rates, lower acquisition multiples or higher costs of capital assumptions would all individually lead to lower fair value assessments and potentially increased frequency or size of goodwill impairments. Any goodwill or other intangible impairments would be included in the consolidated statements of operations.

Based on the first step of the goodwill impairment analysis, we compared the sum of fair values of our reporting units to our market capitalization at December 31, 2016 and determined that the excess of the aggregate fair value of all reporting units to our market capitalization reflected a reasonable control premium. Our market capitalization at December 31, 2016 was approximately $5.27 billion, and our total stockholders’ equity was approximately $3.34 billion. If the price of our common stock were to decline to a level that causes our market capitalization to be lower than the value of our stockholders’ equity, this would be another factor that could increase the risk of further impairment of goodwill in future periods. Increases in the carrying value of individual reporting units that may be indicated by our impairment tests are not recorded, therefore we may record goodwill impairments in the future, even when the aggregate fair value of our reporting units as a whole may increase.

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

During the fourth quarter of 2015, management concluded that goodwill was impaired at two reporting units in our Oil and Gas Infrastructure Services Division and recorded a $39.8 million non-cash charge for the impairment of goodwill, which primarily resulted from lower levels of expected activity in the U.S. Gulf of Mexico and, to a lesser extent, due to the extended low commodity price environment with respect to certain directional drilling operations in Australia.

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

During the fourth quarter of 2015, we recorded an impairment charge of $12.1 million related to customer relationships, trade names and non-compete agreement intangible assets. These intangible asset impairments primarily resulted from lower levels of expected activity in the U.S. Gulf of Mexico and, to a lesser extent, due to the extended low commodity price environment with respect to certain directional drilling operations in Australia. The two reporting units impacted also had related goodwill impairments, as discussed above, and are in our Oil and Gas Infrastructure Services Division.

Valuation of Long-Lived Assets.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset group are compared to the asset group’s carrying amount to determine if an impairment of such asset group is necessary. This requires us to make long-term forecasts of the future revenues and costs related to the asset group subject to review. Forecasts require assumptions about demand for our products and future market conditions. Estimating future cash flows requires significant judgment, and our projections may vary from the cash flows eventually realized. When an impairment exists, the difference between the fair value of such asset group and its carrying value would be expensed and reflected in operating income (loss) in the consolidated statements of operations. In addition, we estimate the useful lives of our long-lived assets and periodically review these estimates to determine whether these lives are appropriate.

We also recorded asset impairments primarily related to certain international renewable energy services operations of $8.0 million in 2016 and $6.6 million in 2015. The 2016 impairment was primarily due to a pending disposition of certain international renewable energy services operations, and the 2015 impairment was based on the estimated future undiscounted cash flows for the asset group as compared to their carrying value.

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts.

We provide an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates regarding, among other factors, our customer’s access to capital, our customer’s willingness or ability to pay, general economic and market conditions, the ongoing relationship with the customer and uncertainties related to the resolution of disputed matters. We consider accounts receivable delinquent after 30 days but do not generally include delinquent accounts in our analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, we also include accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in our analysis of the allowance for doubtful accounts. Material changes in our customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect our ability to collect amounts due from them. As of December 31, 2016 and 2015, we had allowances for doubtful accounts on current receivables of approximately $2.8 million and $5.2 million. Long-term accounts receivable are included within other assets, net on our consolidated balance sheets.

Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on our experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of December 31, 2016 and 2015 were approximately $231.0 million and $250.1 million and were included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months were included in other assets, net, and as of December 31, 2016 and 2015 were $5.2 million and $4.5 million.

Within accounts receivable, we recognize unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 2016 and 2015, the balances of unbilled receivables included in accounts receivable were approximately $206.8 million and $233.6 million.

Income Taxes.

We follow the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets, and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled.

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

We record reserves for income taxes related to certain tax positions in those instances where we consider it more likely than not that additional taxes may be due in excess of amounts reflected on income tax returns filed. When recording reserves for expected tax consequences of uncertain positions, we assume that taxing authorities have full knowledge of the position and all relevant facts. We continually review exposure to additional tax obligations, and as further information is known or events occur, changes in tax reserves may be recorded. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and included in the provision for income taxes.

As of December 31, 2016, the total amount of unrecognized tax benefits relating to uncertain tax positions was $35.2 million, a decrease from December 31, 2015 of $19.3 million. This decrease in unrecognized tax benefits resulted primarily from a $23.4 million decrease due to expiration of certain federal and state statute of limitations, partially offset by a $4.2 million increase due to tax positions to be taken for 2016. Although the IRS completed its examination related to tax years 2010, 2011 and 2012 during 2016, certain subsidiaries remain under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods. We believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $12.3 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.

U.S. federal and state and foreign income tax laws and regulations are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our tax positions that could materially affect amounts recognized in our future consolidated balance sheets and statements of operations and comprehensive income.

Outlook

We believe there are growth opportunities across all the industries we serve and continue to have a positive long-term outlook. Overall, favorable end-market drivers have spurred demand for infrastructure services in both our electric power infrastructure and oil and gas infrastructure segments, and we believe both segments are entering a renewed multiyear upcycle. We are focused on long-term growth and continuing to distinguish ourselves through safe execution and best-in-class field leadership. We will pursue opportunities designed to enhance Quanta’s core business and leadership position in the industry and provide innovative solutions to our customers. We believe Quanta’s unique operating model and entrepreneurial mindset will continue to provide us the foundation to generate long-term value for all of our stakeholders.

However, we and our customers continue to operate in a fluid business environment, with gradual improvement in the United States and Canadian economies yet continuing uncertainty in the marketplace overall. Certain of our end markets remain challenged but are showing signs of potential recovery as oil and natural gas prices and the broader energy market has recovered and largely stabilized from the significant decline that began in mid-2014. In particular, the Canadian economy has been affected due to the influence of the energy industry on the country’s economy, which in turn has adversely impacted both our electric power and oil and gas infrastructure services operations in Canada. However, we believe our Canadian operations have stabilized and there are signs of recovery. Our customers also face stringent regulatory and environmental requirements, which have resulted in construction delays in some cases, particularly for larger electric transmission and pipeline projects. While these various challenges have negatively affected our operations in the past and may in the future, we believe that our financial and operational strength will enable us to manage these challenges and uncertainties, and we remain optimistic about our near-term and long-term opportunities.

Electric Power Infrastructure Services Segment

Certain portions of the North American electric grid are aging and require significant upgrades, maintenance and expansion to meet current and future demands for reliable power delivery. Over the past several years, many utilities across North America have begun to implement plans to upgrade their transmission systems in order to improve reliability and reduce congestion. Among other things, these activities include new construction, structure change-outs, line upgrades and maintenance projects on many transmission systems. In addition, state renewable portfolio standards, which set required or voluntary standards for how much power is to be generated from renewable energy sources, can result in the need for additional transmission lines and substations to transport the power from these facilities, which are often in remote locations, to demand centers. Other factors, such as the reliability standards issued by the North American Electric Reliability Corporation and other regulatory actions, are also driving transmission system upgrades and expansions. We believe these factors create significant opportunities for our transmission infrastructure services.

Demand for electricity in North America is expected to grow over the long term. Certain segments of the North American electric power grid are not adequate to efficiently serve the power needs of the future. The electric power grid is aging and, in some cases, lacks redundancy. The increasing demand for electricity, coupled with these issues, has affected and will continue to affect reliability, requiring utilities to upgrade and expand their existing transmission and distribution systems. Current federal legislation also requires the power industry to meet federal reliability standards for its transmission and distribution systems. We expect these system upgrades will result in increased spending and increased demand for our services over the long term.

As demand for power grows, the need for new power generation facilities is expected to grow. The development of new traditional power generation facilities, as well as renewable energy sources such as solar, wind and certain types of natural gas generation facilities, requires new or expanded transmission infrastructure to transport power to demand centers. Renewable energy sources in particular often require significant transmission infrastructure due to their remote location. As a result, we anticipate that future development of new power generation will lead to increased demand over the long term for our electric transmission design and construction services, as well as our substation engineering and installation services.

The significant improvement in access to natural gas resources from unconventional shale formations in the United States and Canada, driven by technological advancements, has dramatically increased the near- and long-term supply of natural gas in North America. This increase in supply has also resulted in low natural gas prices for the past several years and the anticipation that natural gas prices will remain at lower levels going forward. As a result, it is anticipated that the amount of electricity generated by natural gas powered plants will increase and, for the foreseeable future, the majority of fossil fuel generation facilities built in North America will be fueled by natural gas. Further, the Environmental Protection Agency has implemented certain emissions regulations that are resulting in the development of natural gas generation facilities to replace coal generation plants that are being retired in order to comply with the new regulations. These dynamics are anticipated to result in the need for additional North American transmission and substation infrastructure to interconnect new natural gas fired generation facilities. It is also anticipated that modifications to and reengineering of existing transmission and substation infrastructure will be required in the event existing coal and nuclear generation facilities are retired or shut down.

We consider renewable energy, including solar and wind generation facilities, to be an ongoing opportunity for our engineering, project management and installation services. Concerns about greenhouse gas emissions, as well as the goal of reducing reliance on power generation from fossil fuels, are creating the demand for more renewable energy sources. Renewable portfolio standards, which mandate that renewable energy constitute a specified percentage of a utility’s power generation by a specified date, exist in many states. We believe that our comprehensive services, industry knowledge and experience in the design, installation and maintenance of renewable energy facilities will enable us to support our customers’ renewable energy efforts.

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

The Federal Energy Regulatory Commission (FERC) issued FERC Order No. 1000 to promote more efficient and cost-effective development of new transmission facilities. The order establishes transmission planning and cost allocation requirements intended to facilitate multi-state electric transmission lines and to encourage competition by removing, under certain conditions, federal rights of first refusal from FERC-approved tariffs and agreements. In the short-term, we believe implementation of and compliance with the order has created some confusion and uncertainty for utilities and regulators, which has adversely impacted the timing of some potential transmission projects and spending, and that modifications may be necessary to spur certain intended transmission investment. If these challenges are resolved, we believe FERC Order No. 1000 has the potential to favorably impact electric transmission line development over time, particularly for large, high-voltage electric transmission projects.

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

We believe that utilities remain committed to the expansion and strengthening of their transmission infrastructure with planning, engineering and funding for many of their projects in place. The regulatory and environmental permitting processes remain a hurdle for some proposed transmission and renewable energy projects, and these factors continue to create uncertainty as to timing of this spending. In the near-term, our electric power infrastructure services operations have been impacted by regulatory delays, particularly for large transmission projects. However, we expect many of these projects to move forward over a multi-year period. The timing and scope of projects can also be affected by other factors such as siting, right-of-way and unfavorable economic and market conditions. We anticipate many of these issues to be overcome and spending on transmission projects to be active over the next few years. We currently have a number of these projects underway, and we expect this segment’s backlog to remain strong throughout 2017.

In the near-term, margins in our Electric Power Infrastructure Services segment have experienced pressure due to increased transmission contractor availability, as construction of several large, high-voltage transmission projects has been delayed due to the challenging regulatory approval and permitting environment. We believe these large transmission projects have been delayed and not canceled and that demand for our transmission services will remain strong over the next several years. As a result, we believe there have been excess transmission contractor resources in the small and medium size transmission marketplace due to the delay of large transmission projects, which has resulted in increased competition and pricing pressure for those services in some areas. These factors, in addition to challenging regional economic conditions, have impacted our Canadian operations in particular. Over the past few quarters, we believe these competitive pressures and Canadian economic conditions have begun to stabilize. We will remain focused on maintaining our pricing discipline and believe competitive pressures could recede further as large, high-voltage transmission projects move forward and the small and medium size transmission market continues to grow and/or contractors adjust further to the current environment.

We benefited from increases in distribution spending throughout the last several years, despite continued economic and political uncertainties. We believe there is an ongoing need for utilities to sustain investment in their distribution systems in order to properly maintain system reliability and capacity. In addition, a number of utilities are implementing system upgrades or “hardening” programs in response to severe weather events that have occurred over the past few years, which is also increasing distribution investment in some regions of the United States. We also anticipate that utilities will continue to integrate “smart grid” technologies into their distribution systems over time to improve grid management and create efficiencies.

The need to ensure available specialized labor resources for projects also drives strategic relationships with customers. In addition, several industry and market trends are prompting customers to seek ongoing service arrangements. These trends include an aging utility workforce and labor availability issues, increasing pressure to reduce costs and improve reliability, and increasing duration and complexity of customer capital programs. Due to these and other factors, we believe customer demand for labor resources will continue to increase, possibly outpacing the supply of industry resources. As a result, we believe the number of opportunities for strategic partnerships is growing.

Certain international regions present significant opportunities for growth over time across many of our operations. We are evaluating ways in which we can strategically apply our expertise in various foreign countries where infrastructure enhancements are increasingly important. For example, we are actively pursuing opportunities in growth markets where we can leverage our technology or proprietary work methods, such as our energized services, to establish a presence. In Canada, we are leveraging our electric power infrastructure services resources, relationships and reputation to expand and grow our telecommunication infrastructure services operations. In addition, over the last several years we have successfully developed our telecommunication infrastructure services operations in several Latin American countries that offer attractive growth opportunities. We believe the success of these efforts could enable us to expand our infrastructure services to electric power and other services in Latin America.

Oil and Gas Infrastructure Services Segment

We continue to see growth opportunities in our Oil and Gas Infrastructure Services segment, primarily in the installation and maintenance of larger pipeline and related facilities, as well as pipeline integrity, natural gas distribution systems and specialty services such as horizontal directional drilling. In certain areas of North America, the existing pipeline system infrastructure is insufficient to support future development of unconventional shale formations and the Canadian oil sands. We believe that the development of such resources, though facing challenges in the near term, may continue over the long term and that building this infrastructure would take a number of years, which we expect should increase demand for our services over the long term.

Despite our positive long-term outlook, a challenging regulatory and permitting environment has caused delays of some larger pipeline projects during the past several years. These dynamics resulted in below average larger pipeline construction opportunities for us and the industry. The market for larger pipeline projects, in our view, began to improve in late 2013, though regulatory delays for some projects have moderated the pace of recovery. These project approval delays have negatively impacted our Oil and Gas Infrastructure Services segment margins, in part as a result of our inability to adequately cover certain fixed costs. Margins for larger pipeline projects are also subject to significant performance risk, which can arise from adverse weather conditions, challenging geography, customer decisions and crew productivity. Our specific opportunities in the larger pipeline business are sometimes difficult to predict because of the seasonality of the bidding and construction cycles within the industry.

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

In addition, the abundance, low price and long-term supply of North American natural gas has resulted in efforts to develop liquefied natural gas (LNG) export facilities in the United States, Canada and Australia, which could provide pipeline and related facilities development opportunities for us. Natural gas prices in various international markets are significantly higher than North American natural gas prices, making the economics of exporting North American natural gas to international markets attractive. A number of LNG export facilities are in various stages of planning, permitting and development in the United States and Canada. Although we cannot be certain how many of these projects will move forward, as they could be affected by changing pricing and economic conditions, we believe our comprehensive service offerings and broad geographic presence enable us to competitively pursue pipeline and related facilities infrastructure opportunities that become available.

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

While there is risk that these projects will not move forward or could be delayed, we are encouraged by the proposed larger pipeline development plans and the successful progression of certain larger pipeline projects, which is indicative of an improved and favorable large pipeline market over the next several years in North America. We expect to execute on a significant number of larger pipeline projects during 2017, though this activity could be more pronounced in the first half of 2017. However, if oil and natural gas prices decline further or remain at lower levels for a prolonged period, our outlook may change and demand for our oil and natural gas infrastructure services could be materially impacted.

We also believe there are growth opportunities for some of our other pipeline services, including pipeline integrity, rehabilitation and replacement services, over the long-term. The U.S. Department of Transportation has implemented regulatory legislation through the Pipeline and Hazardous Materials Safety Administration (PHMSA) relating to pipeline integrity requirements. PHMSA continues to develop, propose and implement additional safety and pipeline integrity regulation for liquid and natural gas pipelines. Once finalized and implemented, the proposed new regulations would strengthen requirements for safety, operation, inspection and maintenance of pipelines and provide pipeline operators with regulatory certainty.

Further, as pipeline integrity testing requirements increase in stringency and frequency, we believe more information will be gathered about the condition of pipeline infrastructure in the United States, which could result in an increase in spending by our customers on pipeline integrity initiatives. We also operate an engineering, research and development business that develops and owns pipeline inspection tools. We believe our ability to offer a complete pipeline integrity turnkey solution to pipeline companies and gas utilities positions us to take advantage of available opportunities.

We are also experiencing an increase in demand for our natural gas distribution services as a result of improved economic conditions, lower natural gas prices and a significant need to upgrade and replace aging infrastructure. A number of states, particularly states in the northeast United States that have cities and areas with older natural gas distribution infrastructure, have approved and are implementing regulations and multi-year programs to replace cast iron, wrought iron and bare steel natural gas infrastructure, which is prone to failure with age, with modern and safer pipe material. We expect this to take an extended period of time, which should provide attractive growth opportunities for this part of our business.

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

The oil and gas industry is highly cyclical and subject to volatility as a result of fluctuations in natural gas, natural gas liquids and oil prices. In the past, sustained periods of low prices for these products negatively impacted the development of related natural resources and infrastructure. The challenging energy market environment over the past few years has adversely impacted demand for some of our services, primarily infrastructure services in Australia, Canada and the Gulf of Mexico. Exploration and production companies and midstream companies also significantly reduced capital spending in response to the decline in oil and natural gas prices. Even though prices have recovered to a limited degree since early 2016, another meaningful decline or increased uncertainty could result in additional reductions in capital spending. Reduced capital spending on larger pipeline, gas gathering and compressor systems and other related infrastructure would result in less demand for our services. In particular, the demand for infrastructure services in areas where the price of oil is influential, such as Australia, the Canadian Oil Sands, certain oil-driven shale formations in the United States and offshore oil resources in the Gulf of Mexico, has been materially and adversely impacted by low oil prices. These markets could remain challenged if oil prices remain at lower levels. We believe that, over the long term, the market will correct oversupply imbalances, and as a result, oil prices could continue to recover. The timing of any further recovery, however, is uncertain.

Overall, we remain optimistic about this segment’s operations going forward. From a near- and medium-term perspective, we continue to believe that larger pipeline opportunities can provide significant profitability, although these projects and the profits they generate are often subject to more cyclicality and execution risk than our other service offerings. We have also taken steps to diversify our operations in this segment through other services, such as pipeline integrity, pipeline logistics, and offshore specialty services.

Conclusion

Though not without risks and challenges, we believe there are growth opportunities across all the industries we serve and continue to have a positive long-term outlook. Favorable end market drivers continue to spur demand for our infrastructure services, and we believe both our electric power infrastructure and oil and gas infrastructure segments are entering a renewed multiyear upcycle.

We are benefiting from utilities’ increased spending on projects to upgrade and expand their electric power transmission infrastructure in order to improve system reliability and deliver renewable electricity from new generation sources to demand centers. Favorable industry legislation and regulations are also creating incentives and a positive environment for utilities to invest in their electrical infrastructure, particularly transmission infrastructure. Existing environmental regulations concerning fossil fuel power generation emissions create opportunities for transmission lines to be updated, rebuilt or replaced due to “coal to gas” facility replacements. We also expect utilities to outsource more of their work to companies like us, due in part to the challenges associated with their aging workforce. We believe that we remain the partner of choice for many utilities in need of broad infrastructure expertise, specialty equipment and workforce resources, particularly as capital budgets and infrastructure projects have become larger and more complex.

Though gradual recovery and stabilization of oil and natural gas prices has had a positive effect on our business, some of the markets and services in our Oil and Gas Infrastructure Services segment remain challenged. This dynamic could continue should natural gas and oil prices further decline or remain at lower levels. However, we believe long-term dynamics create growth opportunities going forward. We believe that our overall size and breadth of service offerings provide competitive advantages that allow us to leverage opportunities that arise in connection with development and production of resources from North American unconventional shale formations, the Canadian oil sands and coal seam gas and unconventional shale formations in Australia. We experienced backlog growth in 2016 primarily driven by new larger natural gas pipeline project awards and believe there could be additional larger pipeline project activity over the next several years. We also believe that our strategy to pursue midstream gathering system opportunities in certain unconventional shale formations in the United States, as well as the anticipated increase in demand for our pipeline integrity, rehabilitation and replacement services, and other services in adjacent markets, will create attractive growth potential for us and also further diversify our service offerings in both the near and long term.

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

Competitive pricing environments, project delays and restrictive regulatory requirements have negatively impacted our margins in the past and could affect our margins in the future. Additionally, margins may be negatively impacted on a quarterly basis due to adverse weather conditions, as well as timing of project starts or completions and other factors as previously described in Understanding Margins. We continue to focus on the elements of the business that are largely within our control, including costs, the margins we accept on projects, collecting receivables, ensuring quality service, rightsizing initiatives as needed to match the markets we serve, and safely executing on the projects we are awarded.

Capital expenditures for 2017 related to continuing operations are expected to be between $210 million to $225 million. We expect 2017 capital expenditures to be funded substantially from cash on hand, internal cash flows and borrowings under our credit facility.

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

We believe that we are well-positioned to capitalize upon opportunities and trends in the industries we serve because of our full-service operations with broad geographic reach, our financial strength and our technical expertise. Additionally, we believe the industry opportunities and trends discussed herein will increase the demand for our services over the long term, although the actual timing, magnitude and impact of these opportunities and trends on our results of operations, financial position and cash flows are difficult to predict.

Uncertainty of Forward-Looking Statements and Information

This Annual Report on Form 10-K includes “forward-looking statements” reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected revenues, net income, earnings per share, margins, weighted average shares outstanding, capital expenditures, tax rates and other projections of operating or financial results;

•	Expectations regarding our business or financial outlook, growth or opportunities in particular markets;

•	The expected value of contracts or intended contracts with customers;

•	Future capital allocation initiatives, including the amount, timing, availability and strategy with respect to any future stock repurchases;

•	The scope, services, term and results of any projects awarded or expected to be awarded for services to be provided by us;

•	The development of larger electric transmission and oil and natural gas pipeline projects and their impact on our business or demand for our services;

•	The level of oil, natural gas and natural gas liquids prices and their impact on our business or demand for our services;

•	The impact of renewable energy initiatives, including mandated state renewable portfolio standards, the economic stimulus package and other existing or potential energy legislation;

•	Potential opportunities that may be indicated by bidding activity or similar discussions with customers;

•	The potential benefits from acquisitions;

•	The expected outcome of pending or threatened litigation;

•	Beliefs and assumptions about the collectability of receivables;

•	The business plans or financial condition of our customers;

•	Our plans and strategies;

•	Possible recovery on pending or contemplated change orders or other claims against customers or third parties;

•	The current economic and regulatory conditions and trends in the industries we serve; and

•	The effects of the sale of our fiber optic licensing operations.

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control. These forward-looking statements reflect our beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. Those statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Market conditions;

•	The effects of industry, economic or political conditions outside our control;

•	Quarterly variations in our operating results;

•	Adverse economic and financial conditions, including weakness in the capital markets;

•	Trends and growth opportunities in relevant markets;

•	Delays, reductions in scope or cancellations of anticipated, pending or existing projects, including as a result of weather, regulatory or environmental processes, project performance issues, claimed forced majeure events, or our customers’ capital constraints;

•	The successful negotiation, execution, performance and completion of anticipated, pending and existing contracts, including the ability to obtain awards of projects on which we bid or are otherwise discussing with customers;

•	Our dependence on suppliers, subcontractors, equipment manufacturers and other third party contractors;

•	Our ability to attract skilled labor and retain key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to these contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Adverse impacts from weather;

•	Our ability to generate internal growth;

•	Competition in our business, including our ability to effectively compete for new projects and market share;

•	The effect of natural gas, natural gas liquids and oil prices on our operations and growth opportunities and on our customers’ capital programs and the resulting impact on demand for our services;

•	The future development of natural resources in shale formations;

•	The failure of renewable energy initiatives or other existing or potential legislative actions to result in increased demand for our services;

•	Liabilities associated with multiemployer pension plans, including underfunding of liabilities and termination or withdrawal liabilities;

•	The possibility of further increases in the liability associated with our withdrawal from a multiemployer pension plan;

•	Liabilities for claims that are self-insured or not insured;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims asserted against us;

•	The outcome of pending or threatened litigation;

•	Risks relating to the potential unavailability or cancellation of third party insurance, the exclusion of coverage for certain losses, and potential increases in premiums for coverage deemed beneficial to us;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Loss of customers with whom we have long-standing or significant relationships;

•	The potential that participation in joint ventures exposes us to liability and/or harm to our reputation for acts or omissions by our partners;

•	Our inability or failure to comply with the terms of our contracts, which may result in additional costs, unexcused delays, warranty claims, failure to meet performance guarantees, damages or contract terminations;

•	The inability or refusal of our customers to pay for services;

•	The failure to recover on payment claims against project owners or third party contractors or to obtain adequate compensation for customer-requested change orders;

•	The failure of our customers to comply with regulatory requirements applicable to their projects, which may result in project delays and cancellations;

•	Budgetary or other constraints that may reduce or eliminate tax incentives or government funding for projects, which may result in project delays or cancellations;

•	Estimates and assumptions in determining our financial results and backlog;

•	Our ability to realize our backlog;

•	Risks associated with operating in international markets, including instability of foreign governments, currency fluctuations, tax and investment strategies and compliance with foreign legal systems and cultural practices, as well as the U.S. Foreign Corrupt Practices Act and other applicable anti-bribery and anti-corruption laws;

•	Our ability to successfully identify, complete, integrate and realize synergies from acquisitions;

•	The potential adverse impact resulting from uncertainty surrounding acquisitions, including the ability to retain key personnel from the acquired businesses and the potential increase in risks already existing in our operations;

•	The adverse impact of impairments of goodwill, receivables and other intangible assets or investments;

•	Our growth outpacing our decentralized management and infrastructure;

•	Requirements relating to governmental regulation and changes thereto;

•	Inability to enforce our intellectual property rights or the obsolescence of such rights;

•	Risks related to the implementation of an information technology solution;

•	The impact of our unionized workforce on our operations, including labor stoppages or interruptions due to strikes or lockouts;

•	Potential liabilities relating to occupational health and safety matters;

•	The failure to collect outstanding receivables;

•	The cost of borrowing, availability of cash and credit, fluctuations in the price and volume of our common stock, debt covenant compliance, interest rate fluctuations and other factors affecting our financing and investing activities;

•	Fluctuations of prices of certain materials used in our business;

•	The ability to access sufficient funding to finance desired growth and operations;

•	Our ability to obtain performance bonds;

•	Potential exposure to environmental liabilities;

•	Our ability to meet the regulatory requirements applicable to us and our subsidiaries, including the Sarbanes-Oxley Act of 2002;

•	Rapid technological and structural changes that could reduce the demand for our services;

•	The impact of new or changed tax laws, treaties or regulations;

•	The impact of increased healthcare costs arising from healthcare reform legislation or other legislative action;

•	The impact of regulatory changes on labor costs;

•	The impact of significant fluctuations in foreign currency exchange rates;

•	The potential for claims, damages or injunctive relief associated with the disposition of our prior businesses;

•	The terms of any transaction we enter into to facilitate the repurchase of shares under our stock repurchase program; and

•	The other risks and uncertainties as are described elsewhere herein and in Item 1A. Risk Factors in this report on Form 10-K and as may be detailed from time to time in our other public filings with the SEC.

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

Credit Risk. We are subject to concentrations of credit risk related to our cash and cash equivalents and our net receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts net of advanced billings with the same customer. Substantially all of our cash and cash equivalents are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest cash and cash equivalents in a diversified portfolio of what we believe to be high-quality investments, which primarily include interest-bearing demand deposits, money market investments and money market mutual funds with original maturities of three months or less. Although we do not currently believe the principal amounts of these investments are subject to any material risk of loss, changes in economic conditions could impact the interest income we receive from these investments. In addition, as we grant credit under normal payment terms, generally without collateral, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened as a result of the depressed economic and financial market conditions that have existed in recent years. However, we believe the concentration of credit risk related to billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts is limited because of the diversity of our customers. We perform ongoing credit risk assessments of our customers and financial institutions and in some cases we obtain collateral or other security from our customers.

Interest Rate Risk. As of December 31, 2016, we had no derivative financial instruments to manage interest rate risk. As such, we were exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of December 31, 2016, the fair value of our variable rate debt of $352.8 million approximated book value. Our weighted average interest rate on our variable rate debt for the year ended December 31, 2016 was 2.1%. The annual effect on our pretax earnings of a hypothetical 50 basis point increase or decrease in variable interest rates would be approximately $1.8 million based on our December 31, 2016 balance of variable rate debt.

Foreign Currency Risk. The U.S. dollar is the functional currency for the majority of our operations, which are primarily located within the United States. The functional currency for our foreign operations, which are primarily located in Canada and Australia, is typically the currency of the country in which the foreign operating unit is located. Accordingly, our financial performance is subject to fluctuation due to changes in foreign currency exchange rates relative to the U.S. dollar. During 2016, revenues from our foreign operations accounted for 20.8% of our consolidated revenues. Fluctuations in foreign exchange rates during the year ended December 31, 2016 caused an approximate decrease of $41 million in foreign revenues compared to the year ended December 31, 2015. Additionally, fluctuations in foreign exchange rates during the year ended December 31, 2015 caused an approximate decrease of $227 million in foreign revenues compared to the year ended December 31, 2014.

We are also subject to foreign currency risk with respect to sales, purchases and borrowings that are denominated in a currency other than the respective functional currencies of our operating units. To minimize the risk from changes in foreign currency exchange rates, we may enter into foreign currency derivative contracts to hedge our foreign currency risk on a cash flow basis. There were no outstanding foreign currency derivative contracts at December 31, 2016.

We also have foreign exchange risk related to cash and cash equivalents in foreign banks. Based on the balance of cash and cash equivalents in foreign banks of $92.7 million as of December 31, 2016, an assumed 5% adverse change to foreign exchange rates would result in a fair value decline of $4.6 million. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

The effectiveness of Quanta Services, Inc.’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 excluded the five acquisitions we completed in 2016. Such exclusion was in accordance with SEC guidance that an assessment of recently acquired businesses may be omitted in management’s report on internal control over financial reporting, provided the acquisition took place within twelve months of management’s evaluation. These acquisitions comprised approximately 1.3% and 0.9% of our consolidated assets and revenues as of and for the year ended December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Quanta Services, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and equity, present fairly, in all material respects, the financial position of Quanta Services, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded its 2016 acquisitions from its assessment of internal control over financial reporting as of December 31, 2016 because these acquisitions were made by the Company through purchase business combinations during 2016. We have also excluded the Company’s 2016 acquisitions from our audit of internal control over financial reporting. The 2016 acquisitions of the Company and its related subsidiaries are wholly owned subsidiaries of the

Company and have total assets and revenues which represent approximately 1.3% and 0.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 1, 2017

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In thousands, except share information)
ASSETS
Current Assets:
Cash and cash equivalents	$112,183	$128,771
Accounts receivable, net of allowances of $2,752 and $5,226	1,500,115	1,621,133
Costs and estimated earnings in excess of billings on uncompleted contracts	473,308	317,745
Inventories	88,548	75,285
Prepaid expenses and other current assets	114,591	134,585

Total current assets	2,288,745	2,277,519
Property and equipment, net of accumulated depreciation of $862,825 and $755,272	1,174,094	1,101,959
Other assets, net	101,028	76,333
Other intangible assets, net of accumulated amortization of $297,313 and $264,674	187,023	205,074
Goodwill	1,603,169	1,552,658

Total assets	$5,354,059	$5,213,543

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term debt	$7,563	$7,067
Accounts payable and accrued expenses	922,819	782,134
Billings in excess of costs and estimated earnings on uncompleted contracts	274,846	399,230
Current liabilities of discontinued operations	—	15,313

Total current liabilities	1,205,228	1,203,744
Long-term debt and notes payable, net of current maturities	353,562	475,364
Deferred income taxes	192,834	186,491
Insurance and other non-current liabilities	259,733	260,129

Total liabilities	2,011,357	2,125,728
Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 144,710,773 and 227,898,509 shares issued, and 144,710,773 and 152,907,166 shares outstanding	1	2
Exchangeable Shares, no par value, 6,515,453 and 6,876,042 shares issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Series G Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	1,749,306	3,497,740
Retained earnings	1,876,081	1,677,698
Accumulated other comprehensive loss	(271,673)	(294,689)
Treasury stock, 0 and 74,991,343 common shares	(14,288)	(1,795,257)

Total stockholders’ equity	3,339,427	3,085,494
Non-controlling interests	3,275	2,321

Total equity	3,342,702	3,087,815

Total liabilities and equity	$5,354,059	$5,213,543

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share information)
Revenues	$7,651,319	$7,572,436	$7,747,229
Cost of services (including depreciation)	6,637,519	6,648,771	6,578,435

Gross profit	1,013,800	923,665	1,168,794
Selling, general and administrative expenses	653,338	592,863	705,477
Amortization of intangible assets	31,685	34,848	34,257
Asset impairment charges	7,964	58,451	—

Operating income	320,813	237,503	429,060
Interest expense	(14,887)	(8,024)	(4,765)
Interest income	2,423	1,493	3,736
Equity in losses of unconsolidated affiliates	(979)	(466)	(332)
Other income (expense), net	316	(1,831)	(1,100)

Income from continuing operations before income taxes	307,686	228,675	426,599
Provision for income taxes	107,246	97,472	139,007

Net income from continuing operations	200,440	131,203	287,592
Net income (loss) from discontinued operations	(342)	190,621	27,490

Net income	200,098	321,824	315,082
Less: Net income attributable to non-controlling interests	1,715	10,917	18,368

Net income attributable to common stock	$198,383	$310,907	$296,714

Amounts attributable to common stock:
Net income from continuing operations	$198,725	$120,286	$269,224
Net income (loss) from discontinued operations	(342)	190,621	27,490

Net income attributable to common stock	$198,383	$310,907	$296,714

Earnings per share attributable to common stock — basic and diluted:
Continuing operations	$1.26	$0.62	$1.22
Discontinued operations	—	0.97	0.13

Net income attributable to common stock	$1.26	$1.59	$1.35

Shares used in computing earnings per share:
Weighted average basic shares outstanding	157,287	195,113	219,668

Weighted average diluted shares outstanding	157,288	195,120	219,690

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$200,098	$321,824	$315,082
Other comprehensive income (loss), net of tax provision:
Foreign currency translation adjustment, net of tax of $0, $0 and $0	23,137	(171,458)	(84,505)
Other, net of tax of $46, $(28) and $486	(121)	59	(1,549)

Other comprehensive income (loss)	23,016	(171,399)	(86,054)

Comprehensive income	223,114	150,425	229,028
Less: Comprehensive income attributable to non-controlling interests	1,715	10,917	18,368

Total comprehensive income attributable to Quanta stockholders	$221,399	$139,508	$210,660

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash Flows from Operating Activities of Continuing Operations:
Net income	$200,098	$321,824	$315,082
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations —
(Income) loss from discontinued operations	342	(190,621)	(27,490)
Depreciation	170,240	162,845	141,106
Amortization of intangible assets	31,685	34,848	34,257
Asset impairment charges	7,964	58,451	—
Equity in losses of unconsolidated affiliates	979	466	332
Amortization of debt issuance costs	1,356	1,251	1,094
Gain on sale of property and equipment	(734)	(2,773)	(1,803)
Foreign currency loss	880	2,490	1,244
Provision for (recovery of) doubtful accounts	(543)	224	1,411
Provision for contract receivable	—	—	102,460
Non-cash portion of arbitration expense	—	—	10,518
Deferred income tax provision (benefit)	(15,695)	(19,403)	22,906
Non-cash stock-based compensation	42,843	36,939	37,449
Tax impact of stock-based equity awards	(671)	(669)	(1,563)
Changes in operating assets and liabilities, net of non-cash transactions	(57,568)	212,311	(389,261)

Net cash provided by operating activities of continuing operations	381,176	618,183	247,742

Cash Flows from Investing Activities of Continuing Operations:
Proceeds from sale of property and equipment	21,975	26,178	14,448
Additions of property and equipment	(212,555)	(209,968)	(247,216)
Cash paid for acquisitions, net of cash acquired	(68,788)	(112,914)	(262,218)
Investments in and return of equity from unconsolidated affiliates	(10,309)	(6,074)	(3,127)
Cash received from (paid for) other investments, net	4,752	(4,338)	6,214
Cash withdrawn from (deposited to) restricted cash	(1,119)	214	3,565
Cash paid for intangible assets	—	(211)	(252)

Net cash used in investing activities of continuing operations	(266,044)	(307,113)	(488,586)

Cash Flows from Financing Activities of Continuing Operations:
Borrowings under credit facility	2,744,453	3,349,385	938,047
Payments under credit facility	(2,860,673)	(2,935,752)	(866,224)
Borrowings of other long-term debt	—	—	394
Payments on other long-term debt	(6,959)	(2,683)	(30,448)
Borrowings of short-term debt	2,754	4,872	5,056
Payments on short-term debt	(4,711)	(5,170)	—
Debt issuance and amendment costs	—	(3,795)	—
Contributions from non-controlling interests	—	2,313	—
Distributions to non-controlling interests	(761)	(21,228)	(14,432)
Tax impact of stock-based equity awards	671	669	1,563
Exercise of stock options	401	372	1,179
Repurchase of common stock, including accelerated stock repurchases	—	(1,606,361)	(93,482)

Net cash used in financing activities of continuing operations	(124,825)	(1,217,378)	(58,347)

Discontinued operations:
Net cash provided by (used in) operating activities	(1,035)	22,342	63,082
Net cash provided by provided by (used in) investing activities	(6,080)	825,376	(54,280)

Net cash provided by (used in) discontinued operations	(7,115)	847,718	8,802

Effect of foreign exchange rate changes on cash and cash equivalents	220	(3,154)	(7,873)
Net decrease in cash and cash equivalents	(16,588)	(61,744)	(298,262)
Cash and cash equivalents, beginning of year	128,771	190,515	488,777

Cash and cash equivalents, end of year	$112,183	$128,771	$190,515

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Exchangeable Shares		Series F Preferred Stock		Series G Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share information)
Balance, December 31, 2013	212,942,767	$2	3,500,000	$—	1	$—	—	$—	$3,416,585	$1,070,077	$(37,236)	$(215,240)	$4,234,188	$7,131	$4,241,319
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(86,054)	—	(86,054)	—	(86,054)
Acquisitions	686,382	—	3,825,971	—	—	—	1	—	134,538	—	—	—	134,538	—	134,538
Restricted stock and restricted stock unit activity	95,475	—	—	—	—	—	—	—	39,030	—	—	(12,340)	26,690	—	26,690
Stock options exercised	91,444	—	—	—	—	—	—	—	1,179	—	—	—	1,179	—	1,179
Income tax impact of long-term incentive plans	—	—	—	—	—	—	—	—	700	—	—	—	700	—	700
Common stock repurchases	(2,996,278)	—	—	—	—	—	—	—	—	—	—	(93,482)	(93,482)	—	(93,482)
Vests in deferred compensation plan	—	—	—	—	—	—	—	—	874	—	—	(874)	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,432)	(14,432)
Net income	—	—	—	—	—	—	—	—	—	296,714	—	—	296,714	18,368	315,082

Balance, December 31, 2014	210,819,790	2	7,325,971	—	1	—	1	—	3,592,906	1,366,791	(123,290)	(321,936)	4,514,473	11,067	4,525,540
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(171,399)	—	(171,399)	—	(171,399)
Acquisitions	461,037	—	—	—	—	—	—	—	10,127	—	—	—	10,127	(748)	9,379
Restricted stock and restricted stock unit activity	395,427	—	—	—	—	—	—	—	37,309	—	—	(10,368)	26,941	—	26,941
Stock options exercised	32,390	—	—	—	—	—	—	—	431	—	—	—	431	—	431
Exchange of exchangeable shares	449,929	—	(449,929)	—	—	—	—	—	—	—	—	—	—	—	—
Income tax impact of long-term incentive plans	—	—	—	—	—	—	—	—	375	—	—	—	375	—	375
Common stock repurchases	(59,251,407)	—	—	—	—	—	—	—	—	—	—	(1,456,361)	(1,456,361)	—	(1,456,361)
Accelerated stock repurchases not yet settled	—	—	—	—	—	—	—	—	(150,000)	—	—	—	(150,000)	—	(150,000)
Vests in deferred compensation plan	—	—	—	—	—	—	—	—	6,592	—	—	(6,592)	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	2,313	2,313
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,228)	(21,228)
Net income	—	—	—	—	—	—	—	—	—	310,907	—	—	310,907	10,917	321,824

Balance, December 31, 2015	152,907,166	2	6,876,042	—	1	—	1	—	3,497,740	1,677,698	(294,689)	(1,795,257)	3,085,494	2,321	3,087,815
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	23,016	—	23,016	—	23,016
Acquisitions	70,840	—	—	—	—	—	—	—	1,508	—	—	—	1,508	—	1,508
Restricted stock and restricted stock unit activity	760,395	—	—	—	—	—	—	—	42,843	—	—	(8,338)	34,505	—	34,505
Stock options exercised	25,423	—	—	—	—	—	—	—	425	—	—	—	425	—	425
Exchange of exchangeable shares	360,589	—	(360,589)	—	—	—	—	—	—	—	—	—	—	—	—
Income tax impact of long-term incentive plans	—	—	—	—	—	—	—	—	(3,904)	—	—	—	(3,904)	—	(3,904)
Settlement of accelerated stock repurchases	(9,413,640)	—	—	—	—	—	—	—	150,000	—	—	(150,000)	—	—	—
Vests in deferred compensation plan	—	—	—	—	—	—	—	—	6,822	—	—	(6,822)	—	—	—
Retirement of treasury stock	—	(1)	—	—	—	—	—	—	(1,946,128)	—	—	1,946,129	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(761)	(761)
Net income	—	—	—	—	—	—	—	—	—	198,383	—	—	198,383	1,715	200,098

Balance, December 31, 2016	144,710,773	$1	6,515,453	$—	1	$—	1	$—	$1,749,306	$1,876,081	$(271,673)	$(14,288)	$3,339,427	$3,275	$3,342,702

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

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

Electric Power Infrastructure Services Segment

The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including the repair of infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and Quanta’s proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains renewable energy generation facilities, consisting of solar, wind and certain types of natural gas generation facilities, and related switchyards and transmission infrastructure. To a lesser extent, this segment provides services such as the construction of electric power generation facilities, the design, installation, maintenance and repair of commercial and industrial wiring, the installation of traffic networks and cable and control systems for light rail lines and ancillary telecommunication infrastructure services.

Oil and Gas Infrastructure Services Segment

The Oil and Gas Infrastructure Services segment provides comprehensive network solutions to customers involved in the development and transportation of natural gas, oil and other pipeline products. Services performed by the Oil and Gas Infrastructure Services segment generally include the design, installation, repair and maintenance of pipeline transmission and distribution systems, gathering systems, production systems, storage systems and compressor and pump stations, as well as related trenching, directional boring and mechanized welding services. In addition, this segment’s services include pipeline protection, integrity testing, rehabilitation and replacement, and fabrication of pipeline support systems and related structures and facilities. We also serve the offshore and inland water energy markets, primarily providing services to oil and gas exploration platforms, including mechanical installation (or “hook-ups”), electrical and instrumentation, pre-commissioning and commissioning, coatings, fabrication and marine asset repair. To a lesser extent, this segment designs, installs and maintains fueling systems, as well as water and sewer infrastructure.

Acquisitions

During 2016, Quanta completed five acquisitions. The results of four of the acquired companies are generally included in Quanta’s Electric Power Infrastructure Services segment. These companies included an electrical infrastructure services company located in Australia, a utility contracting company located in Canada, a full service medium- and high-voltage powerline contracting company located in the United States and a telecommunications company located in Canada. Quanta also acquired a pipeline service contractor located in the United States, the results of which are generally included in Quanta’s Oil and Gas Infrastructure Services segment. As these transactions were effective during 2016, the results have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable Quanta to further enhance its service offerings in the United States, Australia and Canada.

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

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $112.2 million and $128.8 million as of December 31, 2016 and 2015. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which are carried at fair value. At December 31, 2016 and 2015, cash equivalents were $8.8 million and $1.4 million and consisted primarily of money market investments and money market mutual funds and are discussed further in Fair Value Measurements below. As of December 31, 2016 and 2015, cash and cash equivalents held in domestic bank accounts were approximately $19.5 million and $16.1 million, and cash and cash equivalents held in foreign bank accounts were approximately $92.7 million and $112.7 million. As of December 31, 2016 and 2015, cash and cash equivalents held by Quanta’s investments in joint ventures, which are either consolidated or proportionately consolidated, were approximately $11.5 million and $24.9 million, of which $10.0 million and $11.9 million related to domestic joint ventures. Cash and cash equivalents held by the joint ventures are available to support the operations of the related joint ventures, and Quanta does not have access to that cash for its other operations. Under the terms of the partnership agreements, Quanta generally has no right to the joint ventures’ cash other than participating in distributions and in the event of dissolution.

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates regarding, among other factors, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions, the ongoing relationship with the customer and uncertainties related to the resolution of disputed matters. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta’s ability to collect amounts due from them. As of December 31, 2016 and 2015, Quanta had allowances for doubtful accounts on current receivables of approximately $2.8 million and $5.2 million. Long-term accounts receivable are included within other assets.

Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of December 31, 2016 and 2015 were approximately $231.0 million and $250.1 million and were included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months were included in other assets, net, and as of December 31, 2016 and 2015 were $5.2 million and $4.5 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 2016 and 2015, the balances of unbilled receivables included in accounts receivable were approximately $206.8 million and $233.6 million.

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

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense related to property and equipment was approximately $170.2 million, $162.8 million and $141.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Accrued capital expenditures were $12.7 million and $5.8 million as of December 31, 2016 and 2015. The impact of these items has been excluded from Quanta’s capital expenditures on its consolidated statements of cash flows due to their non-cash nature.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. Quanta also recorded asset impairments primarily related to certain international renewable energy services operations of $8.0 million in 2016 and $6.6 million in 2015. The 2016 impairment was primarily due to a pending disposition of certain international renewable energy services operations, and the 2015 impairment was based on the estimated future undiscounted cash flows for the asset group as compared to their carrying value.

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

Debt Issuance Costs

Capitalized debt issuance costs related to Quanta’s credit facility and any other debt outstanding at a given balance sheet date are included in other assets, net and are amortized into interest expense on a straight-line basis over the terms of the respective agreements giving rise to the debt issuance costs, which Quanta believes approximates the effective interest rate method. During 2015, Quanta incurred $3.8 million of debt issuance costs related to the amendment and restatement of its credit agreement and recorded a nominal charge to interest expense for the write-off of a portion of the debt issuance costs related to the prior facility. As of December 31, 2016 and 2015, capitalized debt issuance costs were $11.4 million, with accumulated amortization of $6.0 million and $4.8 million. For the years ended December 31, 2016, 2015 and 2014, amortization expense related to capitalized debt issuance costs was $1.4 million, $1.3 million and $1.1 million, respectively.

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

Quanta determines the fair value of its reporting units using a weighted combination of the discounted cash flow, market multiple and market capitalization valuation approaches, with heavier weighting on the discounted cash flow method, as in management’s opinion, this method currently results in the most accurate calculation of a reporting unit’s fair value. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include, among others, revenue growth rates, operating margins, discount rates, weighted average costs of capital and future market conditions. Quanta believes the estimates and assumptions used in its impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected cash flows and estimated levels of EBITDA by reporting unit were used to determine fair value under the three approaches discussed herein. The following table presents the significant estimates used by management in determining the fair values of Quanta’s reporting units at December 31, 2016, 2015 and 2014:

	2016	2015	2014
Years of cash flows before terminal value	5	5	5
Discount rates	12.5% to 14.5%	12.0% to 16.0%	12.0% to 14.0%
EBITDA multiples	5.5 to 7.0	5.0 to 6.5	5.0 to 6.0
Weighting of three approaches:
Discounted cash flows	70%	70%	70%
Market multiple	15%	15%	15%
Market capitalization	15%	15%	15%

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

During the fourth quarter of 2016, a two-step fair-value based goodwill impairment analysis was performed for each of Quanta’s reporting units, and no reporting units were evaluated solely on a qualitative basis. Step one of the analysis indicated that the implied fair value of each of Quanta’s reporting units, other than recently acquired reporting units and the reporting units that recorded goodwill impairment charges in 2015, was substantially in excess of its carrying value.

As discussed generally above, when evaluating the 2016 step one impairment test results, management considered many factors in determining whether or not an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment in which Quanta’s reporting units were operating. Additionally, management considered the sensitivity of its fair value estimates to changes in certain valuation assumptions. After taking into account a 10% decrease in the fair value of each of Quanta’s reporting units, two reporting units within Quanta’s Oil and Gas Infrastructure Division had fair values below their respective carrying values. Quanta recorded asset impairment charges for these reporting units in 2015. The fair values determined in 2016 for these reporting units were consistent with the fair values determined in 2015, accordingly the fair values approximate the current carrying values. Circumstances such as market declines, unfavorable economic conditions, the loss of a major customer or other factors could increase the risk of impairment of goodwill in future periods.

If an operating unit experiences prolonged periods of declining revenues, operating margins or both, it may be at risk of failing step one of the goodwill impairment test. Certain operating units have experienced declines over the short-term due to challenging macroeconomic conditions in certain geographic areas and low oil and natural gas prices, which have negatively impacted customer spending and resulted in project cancellations and delays. Additionally, customer capital spending has been constrained as a result of an increasingly complex regulatory and permitting environment. Certain operating units within Quanta’s Oil and Gas Infrastructure Services Division that primarily operate within the midstream and smaller-scale transmission market have continued to be negatively impacted by these factors. Goodwill and intangible assets associated with the operating units within Quanta’s Oil and Gas Infrastructure Services Division that have been significantly impacted by the factors mentioned above were approximately $68.0 million and $11.9 million at December 31, 2016. Quanta monitors these conditions and others to determine if it is necessary to perform step one of the fair-value based impairment test for one or more operating units prior to the annual impairment assessment. No interim impairment charges were recorded during 2016. Although Quanta is not aware of circumstances that

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would lead to a goodwill impairment at a reporting unit currently, circumstances such as a continued market decline, the loss of a major customer or other factors could impact the valuation of goodwill in the future.

The goodwill analysis performed for each reporting unit was based on estimates and comparisons obtained from the electric power and oil and gas industries. Quanta assigned a higher weighting to the discounted cash flow approach in all periods to reflect increased expectations of market value being determined from a “held and used” model. As stated previously, cash flows are derived from budgeted amounts and operating forecasts that have been evaluated by management. In connection with the 2016 assessment, reporting unit growth rates during the cash flow projection period varied from negative 2% to positive 24%.

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

During the fourth quarter of 2015, management concluded that goodwill was impaired at two reporting units in Quanta’s Oil and Gas Infrastructure Services Division. Accordingly, Quanta recorded a $39.8 million non-cash charge for the impairment of goodwill and an impairment charge of $12.1 million related to customer relationships, trade names and non-compete agreement intangible assets. These asset impairments primarily resulted from lower levels of expected activity in the U.S. Gulf of Mexico and, to a lesser extent, due to the extended low commodity price environment with respect to certain directional drilling operations in Australia.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate Quanta for services rendered, which may be measured in terms of units installed, hours expended, costs incurred to date compared to total estimated contract costs or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the material associated with Quanta’s work is owner-furnished and is therefore not included in contract revenues and costs. The cost estimation process is based on professional knowledge and experience of Quanta’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore, Quanta’s profit recognition.

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

During 2016 and 2015, Quanta experienced performance issues on a power plant project in Alaska that resulted in an increase of the estimated total costs necessary to complete the project. During the construction and commissioning phases, the project experienced third party engineering deficiencies that changed Quanta’s planned scope of work and performance failures by other contractors operating onsite. These issues resulted in higher than expected production costs associated with quality deficiencies and a related impact on production sequencing. Additionally, late in the second quarter of 2016, Quanta experienced a claimed force majeure event that further disrupted project timing and provided the customer and its insurance providers with a notice of the event in order to seek schedule relief and cost recovery. During the years ended December 31, 2016 and 2015, Quanta recognized project losses of $54.8 million and $44.9 million. Quanta is in the process of developing potential claims for damages that may have resulted from the third party engineering and other contractor performance issues; however, no revenues or cost recovery has been reflected in Quanta’s estimate of total project losses at December 31, 2016. This project had a contract value of $202 million at December 31, 2016 and was substantially completed during the fourth quarter of 2016. As this project continues through the close out phase, it is possible that additional performance issues or other unforeseen circumstances could occur and result in the recognition of additional losses on this project; however, such amounts cannot currently be estimated.

Overall, Quanta’s operating results for the year ended December 31, 2016 were impacted by less than 5% as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2015. Included in the operating results for the year ended December 31, 2016 were losses from the project described above, offset by the aggregate positive impact of numerous individually immaterial changes in project profitability generally due to better than expected performance for projects that were ongoing at December 31, 2015. Quanta’s operating results for the year ended December 31, 2015 and 2014 were impacted by numerous individually immaterial changes in contract estimates related to projects that were in progress at December 31, 2014 and 2013; however, the aggregate impact was less than 5%.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as costs of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated.

As of December 31, 2016 and 2015, Quanta had recognized revenues of approximately $137.8 million and $137.2 million related to change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

These aggregate contract price adjustments represent management’s best estimate of additional contract revenues which have been earned and which management believes are probable of collection. The amounts ultimately realized by Quanta upon final acceptance by its customers could be higher or lower than such estimated amounts; however, such amounts cannot currently be estimated.

Income Taxes

Quanta follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets, and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled.

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

Quanta records reserves for income taxes related to certain tax positions in those instances where Quanta considers it more likely than not that additional taxes may be due in excess of amounts reflected on income tax returns filed. When recording reserves for expected tax consequences of uncertain positions, Quanta assumes that taxing authorities have full knowledge of the position and all relevant facts. Quanta continually reviews exposure to additional tax obligations, and as further information is known or events occur, changes in tax reserves may be recorded. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and included in the provision for income taxes.

As of December 31, 2016, the total amount of unrecognized tax benefits relating to uncertain tax positions was $35.2 million, a decrease from December 31, 2015 of $19.3 million. This decrease in unrecognized tax benefits resulted primarily from a $23.4 million decrease due to expiration of certain federal and state statute of limitations, partially offset by a $4.2 million increase due to tax positions to be taken for 2016. Although the IRS completed its examination related to tax years 2010, 2011 and 2012 during 2016, certain subsidiaries remain under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $12.3 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.

U.S. federal and state and foreign income tax laws and regulations are voluminous and are often ambiguous. As such, Quanta is required to make many subjective assumptions and judgments regarding its tax positions that could materially affect amounts recognized in its future consolidated balance sheets and statements of operations and comprehensive income.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Self-Insurance

Quanta is insured for employer’s liability, workers’ compensation, auto liability and general liability claims. Under these programs, the deductible for employer’s liability is $1.0 million per occurrence, the deductible for workers’ compensation is $5.0 million per occurrence, and the deductibles for auto liability and general liability are $10.0 million per occurrence. Quanta is generally self-insured for all claims that do not exceed the amount of the applicable deductible. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $0.4 million per claimant per year.

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

Stock-Based Compensation

Quanta recognizes compensation expense for restricted stock, restricted stock units (RSUs) and performance units to be settled in common stock based on the fair value of the awards at the date of grant, net of estimated forfeitures. The fair value of restricted stock awards, RSUs and performance units to be settled in common stock is determined based on the number of shares, RSUs or performance units granted and the closing price of Quanta’s common stock on the date of grant. An estimate of future forfeitures is required in determining the period expense. Quanta uses historical data to estimate the forfeiture rate; however, these estimates are subject to change and may impact the value that will ultimately be recognized as compensation expense. The resulting compensation expense from time-based RSU and performance unit awards is recognized on a straight-line basis

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the requisite service period, which is generally the vesting period, while compensation expense from performance-based RSU awards is recognized using the graded vesting method over the requisite service period. The cash flows resulting from the tax deductions in excess of the compensation expense recognized for restricted stock, RSUs and performance units to be settled in common stock and stock options (excess tax benefit) are classified as financing cash flows.

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

Litigation Costs and Reserves

Quanta records reserves when the likelihood of incurring a loss is probable and the amount of loss can be reasonably estimated. Costs incurred for litigation are expensed as incurred. Further details are presented in Note 15.

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of variable rate debt also approximates fair value. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents were categorized as Level 1 assets at December 31, 2016 and 2015, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

In connection with Quanta’s acquisitions, identifiable intangible assets acquired typically include goodwill, backlog, customer relationships, trade names, covenants not-to-compete, patented rights and developed technology. Quanta utilizes the fair value premise as the primary basis for its valuation procedures, which is a market-based approach to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Quanta periodically engages the services of an independent valuation firm when a new business is acquired to assist management with this valuation process, including assistance with the selection of appropriate valuation methodologies and the development of market-based valuation assumptions. Based on these considerations, management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to determine the fair value of intangible assets acquired based on the appropriateness of each method in relation to the type of asset being valued. The assumptions used in these valuation methods are analyzed and compared, where possible, to available market data, such as industry-based weighted average costs of capital and discount rates, trade name royalty rates, public company valuation multiples and recent market acquisition multiples. In accordance with its annual impairment test during the quarter ended December 31, 2016, the carrying amounts of such assets, including goodwill, were compared to their fair values. The level of inputs used for these fair value measurements is the lowest level (Level 3). Quanta uses the assistance of third party specialists to develop valuation assumptions. Quanta believes that these valuation methods appropriately represent the methods that would be used by other market participants in determining fair value.

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

Adoption of New Accounting Pronouncements

In February 2015, the FASB issued an update which amends consolidation guidance, including amending the guidance related to determining whether an entity is a variable interest entity (VIE). The guidance may be applied using a modified retrospective approach whereby the entity records a cumulative effect of adoption at the beginning of the fiscal year of initial application. A reporting entity may also apply the amendments on a full retrospective basis. Quanta adopted this guidance effective January 1, 2016, and the adoption of the update did not have a significant impact on Quanta’s consolidated financial statements or related disclosures.

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

In August 2014, the FASB issued guidance to address the diversity in practice in determining when there is substantial doubt about an entity’s ability to continue as a going concern and when and how an entity must disclose certain relevant conditions and events. This update requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued). If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions or events. This guidance will impact the disclosure and presentation of any substantial doubt by Quanta about its ability to continue as a going concern, if such substantial doubt were to exist. Quanta adopted this guidance on December 31, 2016, and the adoption of the update did not have a significant impact on its consolidated financial statements or related disclosures but would have an impact if such a substantial doubt were to exist in the future.

In January 2017, the FASB issued an update that amended SEC guidance within the Accounting Standards Codification that related to disclosing the impact that recently issued accounting standards will have on a registrant’s financial statements when such standards are adopted in future periods. Quanta has followed the guidance in this amendment within this note to the consolidated financial statements.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued an update that supersedes most current revenue recognition guidance, as well as some cost recognition guidance. The update requires that the recognition of revenue related to the transfer of goods or services to customers reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB affirmed its proposal to defer the effective date until fiscal years beginning on or after December 15, 2017. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application.

Quanta is currently evaluating the potential impact of this update on its consolidated financial statements, as well as the impact of its selected transition method as Quanta continues through the implementation process. In addition, Quanta continues to monitor activity related to the new standard as well as working with various non-authoritative groups regarding industry clarifications and interpretations, which may impact Quanta’s considerations and conclusions. Significant areas of ongoing consideration include the impact of termination for

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

convenience provisions on the duration of contracts and accounting for mobilization-related costs and uninstalled materials. While Quanta is still evaluating the requirements of this update, it currently does not expect the update to materially affect its results of operations, financial position or cash flows. This preliminary conclusion is based on Quanta’s belief that it will generally continue to recognize revenues from long-term service contracts over time as services are performed and the underlying obligation to the customer is fulfilled. Quanta has identified and is in the process of implementing changes to its processes and internal controls to meet the reporting and disclosure requirements of this update and will adopt this update effective January 1, 2018.

In July 2015, the FASB issued an update that requires inventory to be measured at the lower of either cost or net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference will be recognized as a loss in earnings in the period in which it occurs. The update is required to be adopted prospectively and is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The adoption of the update is not anticipated to have a significant impact on Quanta’s consolidated financial statements or related disclosures.

In January 2016, the FASB issued an update that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments to provide users of financial statements with more decision-useful information. The new standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for financial statements of fiscal years or interim periods that have not been previously issued. Quanta is evaluating the impact of the new standard on its consolidated financial statements and will adopt the new standard by January 1, 2018.

In February 2016, the FASB issued an update that requires companies to recognize on the balance sheet the contractual right to use assets and liabilities corresponding to the rights and obligations created by lease contracts. The new standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted for financial statements of fiscal years or interim periods that have not been previously issued. While Quanta continues to evaluate the effect of the standard on its consolidated financial statements, it is anticipated that the adoption of the standard will materially impact its statement of financial position.

In March 2016, the FASB issued an update that will amend the accounting for share-based payments in several key areas, including the treatment and cash flow presentation of tax effects related to the settlement of share-based payments and the accounting for forfeitures of share-based awards. The new guidance will require companies with share-based payments to record all tax effects related thereto at settlement (or expiration) through income tax expense on the statement of operations rather than through additional paid-in capital within equity. This update will also require excess tax benefits to be classified as an operating activity on the statement of cash flows rather than reclassified as a financing activity and will require cash paid by an employer when withholding shares for taxes to be presented as a financing activity. The update also allows companies to either account for forfeitures of share-based payments as they occur or to estimate forfeitures. This guidance is required to be applied prospectively except for the requirement to classify cash paid when withholding shares for the employee portion of taxes as a financing activity, which requires retrospective application. The update is effective for interim and annual reporting periods beginning after December 15, 2016. Quanta will continue to estimate forfeitures of share-based payments. It is anticipated that Quanta will experience increased volatility of income tax expense upon adoption of this update.

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

In October 2016, the FASB issued an update that will amend the consolidation guidance related to how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the VIE held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of a VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The new standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. Since Quanta has already adopted a related update, it will be required to apply the amendments in this update retrospectively to all relevant prior periods beginning with the fiscal year in which the amendments in the prior update were initially applied. Quanta will adopt this guidance on January 1, 2017, and the adoption of the update is not anticipated to have a significant impact on its consolidated financial statements or related disclosures.

In November 2016, the FASB issued an update intended to standardize the classification of restricted cash and cash equivalents transactions on the statement of cash flows. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted. The retrospective transition method will be required for this new guidance. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements and will adopt this guidance by January 1, 2018.

In January 2017, the FASB issued an update intended to clarify the definition of a business to assist entities with evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

businesses. The new definition requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or group is not a business. The update will require that to be considered a business, a set of assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. Additionally, the update will remove the evaluation of whether a market participant could replace missing elements in order to consider the set of assets and activities a business, will provide more stringent criteria for sets without outputs and will narrow the definition of output. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted for certain transactions. The prospective transition method will be required for this new guidance. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements and will adopt this guidance by January 1, 2018.

Also in January 2017, the FASB issued an update intended to simplify the subsequent measurement of goodwill by eliminating the second step in the current two-step goodwill impairment test. The update will require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if applicable. Additionally, the update will eliminate the requirement that a reporting unit with a zero or negative carrying amount perform a qualitative assessment and the second step of the two-step goodwill impairment test and will instead require disclosure of the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. This update is effective for public entities for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The prospective transition method will be required for this new guidance. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements and will adopt this guidance by January 1, 2020.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta has presented the results of operations, financial position, cash flows and disclosures related to its fiber optic licensing operations as discontinued operations in the accompanying consolidated financial statements. The results were included in Quanta’s Fiber Optic Licensing and Other segment prior to the second quarter of 2015. The following represents a reconciliation of the major classes of line items constituting income from discontinued operations primarily related to Quanta’s fiber optic licensing operations to the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Major classes of line items constituting pretax income from discontinued operations:
Revenues	$—	$59,998	$104,021
Expenses:
Cost of services (including depreciation)	—	24,748	39,295

Selling, general and administrative expenses	(980)	12,047	16,561
Amortization of intangible assets	—	963	1,650

Other income (expense) items that are not major	—	10	3

Net income before taxes of discontinued operations related to fiber optic licensing operations related to major classes of income before taxes	980	22,250	46,518
Pretax gain on the disposal of the fiber optic licensing operations	—	271,833	—

Total pretax gain on fiber optic licensing operations	980	294,083	46,518
Provision for income taxes related to fiber optic licensing operations	667	103,462	18,401

Net income from discontinued operations related to fiber optic licensing operations	313	190,621	28,117
Net loss from discontinued operations related to telecommunication operations	(655)	—	(627)

Net income (loss) from discontinued operations as presented in the consolidated statements of operations	$(342)	$190,621	$27,490

There were no assets or liabilities associated with fiber optic licensing operations at December 31, 2016 and no assets or non-current liabilities at December 31, 2015. The following represents a reconciliation of the carrying amounts of major classes of assets and liabilities of discontinued operations to the consolidated balance sheet at December 31, 2015 (in thousands):

December 31, 2015
Carrying amounts of major classes of current liabilities of discontinued operations related to fiber optic licensing operations:
Current liabilities:
Accounts payable and accrued expenses	$15,313

Total current liabilities of discontinued operations as presented in the consolidated balance sheets	$15,313

Additionally, on December 3, 2012, Quanta sold substantially all of its domestic telecommunications infrastructure services operations and related subsidiaries. During the years ended December 31, 2016 and 2014, legal fees of $1.0 million were recorded related to an ongoing legal matter associated with these discontinued

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations. See Legal Proceedings — Lorenzo Benton v. Telecom Network Specialists, Inc., et al. in Note 15 for additional information. The aggregate net of tax impact of these legal fees was $0.7 million and $0.6 million during the years ended December 31, 2016 and 2014.

5.	ACQUISITIONS:

2016 Acquisitions

During 2016, Quanta completed five acquisitions. The results of four of the acquired companies are generally included in Quanta’s Electric Power Infrastructure Services segment. These companies included an electrical infrastructure services company located in Australia, a utility contracting company located in Canada, a full service medium- and high-voltage powerline contracting company located in the United States and a telecommunications company located in Canada. Quanta also acquired a pipeline service contractor located in the United States, the results of which are generally included in Quanta’s Oil and Gas Infrastructure Services segment. The aggregate consideration for these acquisitions consisted of approximately $75.9 million paid or payable in cash, subject to certain adjustments, 70,840 shares of Quanta common stock valued at approximately $1.5 million as of the settlement date of the applicable acquisition, and contingent consideration payments of up to $39.5 million, which will be paid if certain financial targets are achieved. Based on the estimated fair value of this contingent consideration, Quanta recorded an $18.7 million liability. As these transactions were effective during 2016, the results have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. These acquisitions should enable Quanta to further enhance its service offerings in the United States, Australia and Canada.

Quanta is in the process of finalizing its assessments of the fair values of the acquired assets and assumed liabilities related to businesses acquired during 2016, and further adjustments to the purchase price allocations may occur. Quanta expects to complete the purchase accounting process as soon as practicable but no later than one year from the respective acquisition dates with possible updates primarily related to certain tax estimates. The aggregate purchase consideration of these businesses was preliminarily allocated to acquired assets and assumed liabilities, which resulted in a preliminary allocation of approximately $39.4 million of net tangible assets, $45.2 million of goodwill and $11.5 million of other intangible assets.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2016, 2015 and 2014 Acquisitions

The following table summarizes the aggregate consideration paid or payable as of December 31, 2016 for the 2016 and 2015 acquisitions and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates, inclusive of any purchase price allocation adjustments. This allocation requires a significant use of estimates and is based on information that was available to management at the time these consolidated financial statements were prepared (in thousands).

	2016	2015
Consideration:
Value of Quanta common stock issued	$1,508	$10,127
Cash paid or payable	75,941	110,578
Contingent consideration	18,683	1,001

Fair value of total consideration transferred or estimated to be transferred	$96,132	$121,706

Current assets	$24,233	$35,188
Property and equipment	44,863	44,140
Other assets	2,553	4
Identifiable intangible assets	11,467	24,987
Current liabilities	(12,477)	(24,568)
Deferred tax liabilities, net	(14,367)	(5,056)
Other long-term liabilities	(5,326)	(5,606)
Non-controlling interests	—	747

Total identifiable net assets	50,946	69,836
Goodwill	45,186	51,870

	$96,132	$121,706

The fair value of current assets acquired in 2016 included accounts receivable with a fair value of $14.4 million. The fair value of current assets acquired in 2015 included accounts receivable with a fair value of $20.6 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed. The 2016, 2015 and 2014 acquisitions strategically expanded Quanta’s Canadian, Australian and domestic electric power and oil and gas service offerings, which Quanta believes contributes to the recognition of the goodwill. In connection with the 2016 acquisitions, goodwill of $24.2 million was recorded for the businesses acquired that were included within Quanta’s Electric Power Infrastructure Services Division and $21.0 million was recorded for the business acquired that was included within Quanta’s Oil and Gas Infrastructure Services Division on the dates of acquisition, inclusive of purchase price allocation adjustments. In connection with the 2015 acquisitions, goodwill of $31.5 million was recorded for the acquired businesses that were included within Quanta’s Electric Power Infrastructure Services Division and $20.4 million was recorded for acquired businesses that were included within Quanta’s Oil and Gas Infrastructure Services Division on the dates of acquisition, inclusive of purchase price allocation adjustments. In connection with the 2014 acquisitions, goodwill of $72.3 million was recorded for acquired businesses that were included within Quanta’s Electric Power Infrastructure Services Division and $94.1 million was recorded for the acquired business that was included within Quanta’s Oil and Gas Infrastructure Services Division on the dates of acquisition, inclusive of purchase price allocation adjustments. Goodwill of approximately $2.0 million related to the 2016 acquisitions is expected to be deductible for income tax purposes, and goodwill of approximately $34.0 million related to the 2015 acquisitions is expected to be deductible for income tax purposes.

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

	Year Ended December 31,
	2016	2015	2014
Revenues	$7,677,293	$7,770,744	$8,476,584
Gross profit	$1,017,506	$956,925	$1,248,827
Selling, general and administrative expenses	$656,109	$612,979	$745,321
Amortization of intangible assets	$32,204	$39,947	$47,777
Net income from continuing operations	$200,675	$136,608	$303,772
Net income from continuing operations attributable to common stock	$198,960	$125,691	$285,404
Earnings per share from continuing operations attributable to common stock — basic and diluted	$1.26	$0.64	$1.28

The pro forma combined results of operations for the years ended December 31, 2016 and 2015 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2016 acquisitions as if

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

they occurred January 1, 2015. The pro forma combined results of operations for the year ended December 31, 2015 have also been prepared by adjusting the historical results of Quanta to include the historical results of the 2015 acquisitions as if they occurred January 1, 2014. The pro forma combined results of operations for the year ended December 31, 2014 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2015 acquisitions as if they occurred January 1, 2014 and the historical results of the 2014 acquisitions as if it occurred January 1, 2013. These pro forma combined historical results were also adjusted for the following: a reduction of interest expense as a result of the repayment of outstanding indebtedness of the acquired businesses, a reduction of interest income as a result of the cash consideration paid net of cash received, an increase in amortization expense due to the incremental intangible assets recorded related to the 2016, 2015 and 2014 acquisitions, an increase or decrease in depreciation expense within cost of services related to the net impact of adjusting acquired property and equipment to the acquisition date fair value and conforming depreciable lives with Quanta’s accounting policies, an increase in the number of outstanding shares of Quanta common stock and exchangeable shares and certain reclassifications to conform the acquired companies’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that resulted or may result from the 2016, 2015 and 2014 acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

Revenues of approximately $68.5 million and a loss before taxes of approximately $5.6 million, which included $0.3 million of acquisition costs, were included in Quanta’s consolidated results of operations for the year ended December 31, 2016 related to the five acquisitions in 2016 following their respective dates of acquisition. Revenues of approximately $104.6 million and income before income taxes of approximately $0.3 million, which included $3.6 million of acquisition costs, were included in Quanta’s consolidated results of operations for the year ended December 31, 2015 related to the 11 acquisitions in 2015 following their respective dates of acquisition. Additionally, revenues of approximately $314.1 million and income before income taxes of approximately $3.4 million, which included $11.6 million of acquisition costs, were included in Quanta’s consolidated results of operations for the year ended December 31, 2014 related to the nine acquisitions in 2014 following their respective dates of acquisition.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Infrastructure Services Division	Oil and Gas Infrastructure Services Division	Total
Goodwill balance at December 31, 2014	$1,223,224	$373,471	$1,596,695
Goodwill acquired during 2015	31,224	20,636	51,860
Purchase price allocation adjustments	750	(8,867)	(8,117)
Goodwill impaired during 2015	—	(39,826)	(39,826)
Foreign currency translation adjustments	(28,953)	(19,001)	(47,954)

Balance at December 31, 2015:
Goodwill	1,226,245	366,306	1,592,551
Accumulated impairment	—	(39,893)	(39,893)

Goodwill, net	1,226,245	326,413	1,552,658
Goodwill acquired during 2016	24,168	21,018	45,186
Purchase price allocation adjustments	229	(214)	15
Foreign currency translation adjustments	3,337	1,973	5,310

Balance at December 31, 2016:
Goodwill	1,253,979	388,923	1,642,902
Accumulated impairment	—	(39,733)	(39,733)

Goodwill, net	$1,253,979	$349,190	$1,603,169

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price allocation adjustments recorded in the year ended December 31, 2016 primarily represent changes in deferred tax liability estimates and would have had no impact on the consolidated financial statements in prior periods had these adjustments been booked at the respective acquisition dates. The purchase price allocation adjustments recorded in the year ended December 31, 2015 resulted primarily from net working capital adjustments and changes in tax estimates. The goodwill impairment in the year ended December 31, 2015 primarily resulted from lower levels of expected activity in the U.S. Gulf of Mexico and, to a lesser extent, due to the extended low commodity price environment with respect to certain directional drilling operations in Australia. The two reporting units impacted are in Quanta’s Oil and Gas Infrastructure Services Division.

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

Quanta’s intangible assets subject to amortization and the remaining weighted average amortization periods related to such assets were as follows (in thousands except for weighted average amortization periods, which are in years):

	As of December 31, 2016			As of December 31, 2015			As of December 31, 2016
	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$244,329	$(110,640)	$133,689	$236,731	$(90,840)	$145,891	8.7
Backlog	133,592	(132,441)	1,151	130,818	(126,954)	3,864	1.3
Trade names	54,723	(12,855)	41,868	51,192	(9,525)	41,667	17.7
Non-compete agreements	29,212	(25,546)	3,666	28,560	(23,507)	5,053	3.1
Patented rights and developed technology	22,480	(15,831)	6,649	22,447	(13,848)	8,599	4.2

Total intangible assets subject to amortization	$484,336	$(297,313)	$187,023	$469,748	$(264,674)	$205,074	10.4

Amortization expense for intangible assets was $31.7 million, $34.8 million and $34.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, during the year ended December 31, 2015, Quanta recorded an impairment charge of $12.1 million related to customer relationships, trade names and non-compete agreement intangible assets. These intangible asset impairments primarily resulted from lower levels of expected activity in the U.S. Gulf of Mexico and, to a lesser extent, due to the extended low commodity price environment with respect to certain directional drilling operations in Australia. The two reporting units impacted are in Quanta’s Oil and Gas Infrastructure Services Division. The impairment charge is reflected in the December 31, 2016 and 2015 accumulated amortization balances above.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated future aggregate amortization expense of intangible assets subject to amortization as of December 31, 2016 is set forth below (in thousands):

For the Fiscal Year Ending December 31,
2017	$25,574
2018	24,265
2019	22,227
2020	20,948
2021	18,620
Thereafter	75,389

Total	$187,023

7.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalents would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 are illustrated below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Amounts attributable to common stock:
Net income from continuing operations	$198,725	$120,286	$269,224
Net income (loss) from discontinued operations	(342)	190,621	27,490

Net income attributable to common stock	$198,383	$310,907	$296,714

Weighted average shares:
Weighted average shares outstanding for basic earnings per share	157,287	195,113	219,668
Effect of dilutive stock options	1	7	22

Weighted average shares outstanding for diluted earnings per share	157,288	195,120	219,690

For purposes of calculating diluted earnings per share, there were no adjustments required to derive Quanta’s net income attributable to common stock. Outstanding exchangeable shares that were issued pursuant to certain of Quanta’s historical acquisitions (as further discussed in Note 11), which are exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in weighted average shares outstanding for basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 for the portion of the respective periods that they were outstanding. Weighted average shares outstanding for basic and diluted earnings per share for the year ended December 31, 2016 were reduced by the additional shares received on April 12, 2016 in settlement of an accelerated share repurchase arrangement (as further described in Note 11).

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

Activity in Quanta’s current and long-term allowance for doubtful accounts consisted of the following (in thousands):

	December 31,
	2016	2015
Balance at beginning of year	$5,226	$6,174
Charged to bad debt expense (recoveries of bad debt expense)	(543)	224
Deductions for uncollectible receivables written off, net of recoveries	(1,931)	(1,172)

Balance at end of year	$2,752	$5,226

Contracts in progress were as follows (in thousands):

	December 31,
	2016	2015
Costs incurred on contracts in progress	$6,687,484	$5,725,078
Estimated earnings, net of estimated losses	766,560	756,974

	7,454,044	6,482,052
Less — Billings to date	(7,255,582)	(6,563,537)

	$198,462	$(81,485)

Costs and estimated earnings in excess of billings on uncompleted contracts	$473,308	$317,745
Less — Billings in excess of costs and estimated earnings on uncompleted contracts	(274,846)	(399,230)

	$198,462	$(81,485)

Property and equipment consisted of the following (in thousands):

	Estimated Useful Lives in Years	December 31,
		2016	2015
Land	N/A	$45,919	$41,428
Buildings and leasehold improvements	5-30	137,515	116,697
Operating equipment and vehicles	5-25	1,634,850	1,517,630
Office equipment, furniture and fixtures and information technology systems	3-10	145,174	137,670
Construction work in progress	N/A	73,461	43,806

		2,036,919	1,857,231
Less — Accumulated depreciation and amortization		(862,825)	(755,272)

Property and equipment, net		$1,174,094	$1,101,959

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2016	2015
Accounts payable, trade	$529,608	$452,295
Accrued compensation and related expenses	194,056	159,045
Accrued insurance, current portion	60,880	61,327
Deferred revenues, current portion	15,512	8,010
Income and franchise taxes payable	40,765	3,923
Other accrued expenses	81,998	97,534

	$922,819	$782,134

9.	DEBT OBLIGATIONS:

Quanta’s long-term debt obligations consisted of the following (in thousands):

	December 31,
	2016	2015
Borrowings under credit facility	$351,341	$466,850
Other long-term debt, interest rates ranging from 3.4% to 4.3%	3,305	5,401
Capital leases, interest rates ranging from 2.5% to 6.2%	3,744	5,351

Total long-term debt obligations	358,390	477,602
Less — Current maturities of long-term debt	4,828	2,238

Total long-term debt obligations, net of current maturities	$353,562	$475,364

Quanta’s current maturities of long-term debt and short-term debt consisted of the following (in thousands):

	December 31,
	2016	2015
Short-term debt	$2,735	$4,829
Current maturities of long-term debt	4,828	2,238

Current maturities of long-term debt and short-term debt	$7,563	$7,067

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2016, Quanta had approximately $305.6 million of outstanding letters of credit and bank guarantees, $210.8 million of which were denominated in U.S. dollars and $94.8 million of which were denominated in currencies other than the U.S. dollar, primarily in Australian or Canadian dollars. Quanta also had $351.3 million of outstanding revolving loans under the credit facility, $210.0 million of which were denominated in U.S. dollars and $141.3 million of which were denominated in Canadian dollars. The remaining $1.15 billion was available for revolving loans or new letters of credit or bank guarantees. Information on borrowings under Quanta’s credit facility and the applicable interest rates during the years ended December 31, 2016, 2015 and 2014 is as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Maximum amount outstanding during the period	$518,607	$606,753	$130,856
Average daily amount outstanding under the credit facility	$458,908	$258,815	$29,814
Weighted-average interest rate	2.1%	1.8%	2.7%

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement). The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on Quanta’s assets. The credit agreement allows

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash payments for dividends and stock repurchases subject to compliance with the following requirements (after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100.0 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of December 31, 2016, Quanta was in compliance with all of the covenants in the credit agreement.

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

Prior to the amendment and restatement of Quanta’s credit agreement on December 18, 2015 and after April 1, 2014, amounts borrowed bore interest at the same rates as above, and Quanta was subject to the same commitment fees as above. Prior to April 1, 2014, amounts borrowed in U.S. dollars bore interest, at Quanta’s option, at a rate equal to either (i) the Eurocurrency Rate plus 1.25%, or (ii) the Base Rate plus 0.25%, and amounts borrowed as revolving loans in any currency other than U.S. dollars bore interest at a rate equal to the Eurocurrency Rate plus 1.25%. Prior to April 1, 2014, standby letters of credit issued under the credit agreement were also subject to a letter of credit fee of 1.25%, Performance Letters of Credit issued in support of certain contractual obligations were subject to a letter of credit fee of 0.75%, and Quanta was also subject to a commitment fee of 0.20% on any unused availability under the credit agreement.

10.	INCOME TAXES:

The components of income (loss) from continuing operations before income taxes were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income (loss) from continuing operations before income taxes:
Domestic	$349,959	$244,955	$263,357
Foreign	(42,273)	(16,280)	163,242

Total	$307,686	$228,675	$426,599

The components of the provision for income taxes for continuing operations were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$106,316	$85,830	$67,430
State	11,549	9,783	8,693
Foreign	5,076	21,262	39,978

Total current tax provision	122,941	116,875	116,101

Deferred:
Federal	(264)	(5,247)	11,507
State	(923)	917	2,232
Foreign	(14,508)	(15,073)	9,167

Total deferred tax provision (benefit)	(15,695)	(19,403)	22,906

Total provision for income taxes from continuing operations	$107,246	$97,472	$139,007

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual income tax provision differed from the income tax provision computed by applying the U.S. federal statutory corporate rate to income from continuing operations before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Provision at the statutory rate	$107,690	$80,036	$149,697
Increases (decreases) resulting from —
State taxes	6,479	7,241	7,890
Foreign taxes	1,860	1,239	(13,059)
Contingency reserves, net	(13,540)	4,438	(650)
Production activity deduction	(8,586)	(6,871)	(6,033)
Employee per diems, meals and entertainment	8,764	8,727	9,817
Taxes on unincorporated joint ventures	(656)	(3,838)	(6,429)
Asset impairments	1,909	7,047	—
Other	3,326	(547)	(2,226)

Total provision for income taxes from continuing operations	$107,246	$97,472	$139,007

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

	December 31,
	2016	2015
Deferred income tax liabilities:
Property and equipment	$(214,902)	$(189,793)
Goodwill	(83,097)	(69,059)
Other intangibles	(33,566)	(36,565)
Other book/tax accounting method differences	(41,241)	(61,095)

Total deferred income tax liabilities	(372,806)	(356,512)

Deferred income tax assets:
Accruals and reserves	21,681	25,070
Accrued insurance	79,630	75,591
Stock and incentive compensation and pension withdrawal liabilities	58,744	52,009
Net operating loss carryforwards	37,362	27,255
Other	7,546	10,894

Subtotal	204,963	190,819
Valuation allowance	(14,991)	(16,141)

Total deferred income tax assets	189,972	174,678

Total net deferred income tax liabilities	$(182,834)	$(181,834)

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net deferred income tax assets and liabilities were comprised of the following (in thousands):

	December 31,
	2016	2015
Deferred income taxes:
Assets	$10,000	$4,657
Liabilities	(192,834)	(186,491)

Total net deferred income tax liabilities	$(182,834)	$(181,834)

The valuation allowance for deferred income tax assets at December 31, 2016, 2015 and 2014 was $15.0 million, $16.1 million and $13.0 million, respectively. These valuation allowances relate to foreign net operating loss carryforwards, state net operating loss carryforwards and foreign tax credit carryforwards. The net change in the total valuation allowance for each of the years ended December 31, 2016, 2015 and 2014 was a decrease of $1.1 million, an increase of $3.1 million and a decrease of $0.3 million, respectively. The valuation allowance was established primarily as a result of uncertainty in Quanta’s outlook as to future taxable income in particular tax jurisdictions. Quanta believes it is more likely than not that it will realize the benefit of its deferred tax assets net of existing valuation allowances.

At December 31, 2016, Quanta had state and foreign net operating loss carryforwards, the tax effect of which was approximately $40.2 million. These carryforwards will expire as follows: 2017, $0.7 million; 2018, $0.4 million; 2019, $0.8 million; 2020, $0.5 million; 2021, $0.5 million and $37.3 million thereafter. A valuation allowance of $12.6 million has been recorded against certain foreign and state net operating loss carryforwards.

Through December 31, 2016, Quanta has not provided U.S. income taxes on approximately $298.8 million of unremitted foreign earnings. If Quanta was to repatriate cash that is indefinitely reinvested outside the U.S., it could be subject to additional U.S income and foreign withholding taxes. Because of the number and variability of assumptions required, it is not practicable to determine the amount of any additional U.S. tax liability that may result if Quanta decides to no longer indefinitely reinvest foreign earnings outside the U.S. If Quanta’s intentions or U.S. tax laws change in the future, there may be a significant negative impact on the provision for income taxes and cash flows as a result of recording an incremental tax liability in the period such change occurs.

A reconciliation of unrecognized tax benefit balances is as follows (in thousands):

	December 31,
	2016	2015	2014
Balance at beginning of year	$54,541	$50,668	$48,306
Additions based on tax positions related to the current year	4,227	5,340	9,133
Additions for tax positions of prior years	2,048	292	2,438
Reductions for tax positions of prior years	(1,948)	(132)	—
Reductions for audit settlements	(180)	(1,345)	—
Reductions resulting from a lapse of the applicable statute of limitations periods	(23,448)	(282)	(9,209)

Balance at end of year	$35,240	$54,541	$50,668

For the year ended December 31, 2016, the $23.4 million reduction was primarily due to the expiration of certain federal and state statute of limitations periods for the 2010 through 2012 tax years. For the year ended December 31, 2015, the $0.3 million reduction was primarily due to the expiration of certain federal and state

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statute of limitations periods for the 2004 tax year. For the year ended December 31, 2014, the $9.2 million reduction was primarily due to the expiration of certain federal and state statute of limitations periods for the 2010 tax year.

The balances of unrecognized tax benefits, the amount of related interest and penalties and what Quanta believes to be the range of reasonably possible changes in the next 12 months are as follows (in thousands):

	December 31,
	2016	2015	2014
Unrecognized tax benefits	$35,240	$54,541	$50,668
Portion that, if recognized, would reduce tax expense and effective tax rate	33,128	48,312	42,952
Accrued interest on unrecognized tax benefits	5,539	8,750	6,304
Accrued penalties on unrecognized tax benefits	650	673	697
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	$0 to $12,332	$0 to $27,485	$0 to $10,221
Portion that, if recognized, would reduce tax expense and effective tax rate	$0 to $10,983	$0 to $24,009	$0 to $8,484

Quanta classifies interest and penalties within the provision for income taxes. Quanta recognized interest income of $3.2 million, interest expense of $2.4 million and interest expense of $0.5 million in the provision for income taxes for the years ended December 31, 2016, 2015 and 2014, respectively.

Although the IRS completed its examination related to tax years 2010, 2011 and 2012 during 2016, certain subsidiaries remain under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods. Quanta’s Canadian subsidiaries remain open to examination by the Canada Revenue Agency for tax years 2010 through 2014 as these statute of limitations periods have not yet expired. Quanta does not consider any state in which it does business to be a major tax jurisdiction.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2016, 2015 and 2014, 0.4 million, 0.4 million and no exchangeable shares were exchanged for Quanta common stock. As of December 31, 2016, both shares of the Preferred Stock remained outstanding and 6.5 million exchangeable shares remained outstanding, of which 3.9 million were associated with the Preferred Stock.

Treasury Stock

Retirement of Treasury Stock

Effective December 1, 2016, Quanta retired 84.8 million shares of treasury stock. These retired shares were restored to the status of authorized and unissued shares as permitted by Delaware law. The retired stock had a carrying value of approximately $1.95 billion. In accordance with Quanta’s policy, Quanta recorded the formal retirement of treasury stock by deducting the par value from common stock and the excess of cost over par value from additional paid-in capital.

Shares withheld for tax withholding obligations

Under the stock incentive plans described in Note 12, the tax withholding obligations of employees upon vesting of restricted stock and RSUs settled in common stock are typically satisfied by Quanta making such tax payments and withholding the number of vested shares having a value on the date of vesting equal to the tax withholding obligation. For the settlement of these employee tax liabilities, Quanta withheld 0.4 million shares of Quanta common stock during the year ended December 31, 2016, with a total market value of $8.3 million, 0.4 million shares of Quanta common stock during the year ended December 31, 2015 with a total market value of $10.4 million, and 0.4 million shares of Quanta common stock during the year ended December 31, 2014 with a total market value of $12.3 million. These shares and the related costs to acquire them were accounted for as adjustments to the balance of treasury stock.

Notional amounts recorded related to deferred compensation plans

Additionally, Quanta records an amount to treasury stock with an offsetting amount to additional paid in capital for RSUs that vest and are deferred under Quanta’s deferred compensation plans, which are further described in Note 13, but no shares were recorded as treasury stock shares since the Quanta common stock had not yet been issued. Distributions of Quanta common stock from the deferred compensation plans are recorded as a reversal of the original entry between treasury stock and additional paid-in capital. The net amounts recorded to treasury stock related to the deferred compensation plans during the years ended December 31, 2016, 2015 and 2014 were $6.8 million, $6.6 million and $0.9 million, respectively, for an aggregate $14.3 million included in treasury stock at December 31, 2016.

Stock repurchases

During the third quarter of 2015, Quanta’s board of directors approved a stock repurchase program authorizing Quanta to purchase, from time to time through February 28, 2017, up to $1.25 billion of its outstanding common stock (the 2015 Repurchase Program). Repurchases under the 2015 Repurchase Program can be made in open market or privately negotiated transactions, including pursuant to an accelerated share repurchase arrangement, an issuer repurchase plan or otherwise, at management’s discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. The 2015 Repurchase Program does not obligate Quanta to acquire any specific amount of common stock and may be modified or terminated by Quanta’s board of directors at any time at its sole discretion and without notice. During 2015, Quanta repurchased 19.2 million shares of its common stock at a cost of $449.9 million in the open market under the 2015 Repurchase Program.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also during the third quarter of 2015, Quanta entered into an accelerated share repurchase arrangement (the ASR) to repurchase $750.0 million of its common stock under the 2015 Repurchase Program. Under the terms of the ASR, Quanta paid $750.0 million to JPMorgan Chase Bank, National Association, London Branch (JPMorgan) and initially received 25.7 million shares of its common stock. The fair market value of these 25.7 million shares at the time of delivery was approximately $600.0 million, and the repurchased shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock during the quarter ended September 30, 2015, reducing the weighted-average number of basic and diluted common shares used to calculate Quanta’s earnings per share. The $150.0 million remaining under the ASR was recorded as an adjustment to additional paid-in capital (APIC) during the quarter ended September 30, 2015 and was reclassified from APIC to treasury stock as a result of the final settlement of the ASR on April 12, 2016. Upon final settlement and based on the final volume-weighted average share price during the term of the ASR, minus a discount and subject to other adjustments pursuant to the terms and conditions of the ASR, Quanta received 9.4 million additional shares of its common stock from JPMorgan. As of December 31, 2016, Quanta had repurchased 54.3 million shares of its common stock at a cost of $1.20 billion, and approximately $50.1 million remained available under the 2015 Repurchase Program.

During the fourth quarter of 2013, Quanta’s board of directors approved a stock repurchase program authorizing Quanta to purchase, from time to time through December 31, 2016, up to $500.0 million of its outstanding common stock. During the year ended December 31, 2015, Quanta repurchased 14.3 million shares of its common stock at a cost of $406.5 million in the open market and completed this program.

Other

Under Delaware corporate law, treasury stock is not counted for quorum purposes or entitled to vote.

Non-controlling Interests

Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Quanta has determined that certain of these joint ventures are VIEs, with Quanta providing the majority of the infrastructure services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. Management has concluded that Quanta is the primary beneficiary of each of the joint ventures determined to be VIEs and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as non-controlling interests in the consolidated financial statements. Income attributable to the other joint venture members in the amounts of $1.7 million, $10.9 million and $18.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, has been accounted for as a reduction of net income in deriving net income attributable to common stock. Equity in the consolidated assets and liabilities of these joint ventures that is attributable to the other joint venture members has been accounted for as non-controlling interests within total equity in the accompanying balance sheets.

The carrying value of the investments held by Quanta in all of its VIEs was approximately $3.3 million and $2.3 million at December 31, 2016 and 2015. The carrying value of investments held by the non-controlling interests in these variable interest entities at December 31, 2016 and 2015 was $3.3 million and $2.3 million. During the years ended December 31, 2016, 2015 and 2014, distributions to non-controlling interests were $0.8 million, $21.2 million and $14.4 million. There were also contributions received from a joint venture partner of $2.3 million during the year ended December 31, 2015. There were no other changes in equity as a result of transfers to/from the non-controlling interests during the years ended December 31, 2016, 2015 and 2014. See Note 15 for further disclosures related to Quanta’s joint venture arrangements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	EQUITY-BASED COMPENSATION:

Stock Incentive Plans

On May 19, 2011, Quanta’s stockholders approved the 2011 Omnibus Equity Incentive Plan (the 2011 Plan). The 2011 Plan provides for the award of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock, RSUs, stock bonus awards, performance compensation awards (including performance units and cash bonus awards) or any combination of the foregoing. The purpose of the 2011 Plan is to attract and retain key personnel and provide participants with additional performance incentives by increasing their proprietary interest in Quanta. Employees, directors, officers, consultants or advisors of Quanta or its affiliates are eligible to participate in the 2011 Plan, as are prospective employees, directors, officers, consultants or advisors of Quanta who have agreed to serve Quanta in those capacities. An aggregate of 11,750,000 shares of Quanta common stock may be issued pursuant to awards granted under the 2011 Plan.

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

Restricted Stock and RSUs to be Settled in Common Stock

During the years ended December 31, 2016, 2015 and 2014, Quanta granted 1.8 million, 1.3 million and 1.4 million shares of RSUs to be settled in common stock under the Plans with weighted average grant date fair values of $22.22, $27.64 and $35.08 per share, respectively. The grant date fair value for awards of restricted stock and RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. Restricted stock and RSU awards to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs in equal installments over a two-year or three-year period following the date of grant. During the restriction period, holders of restricted stock are entitled to vote and receive dividends on such shares.

During the years ended December 31, 2016, 2015 and 2014, vesting activity consisted of 1.4 million, 1.3 million and 1.1 million shares of restricted stock and RSUs settled in common stock with an approximate fair value at the time of vesting of $28.9 million, $35.9 million and $37.5 million, respectively.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the activity for restricted stock and RSUs to be settled in common stock for the year ended December 31, 2016 is as follows (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value (Per share)
Unvested at January 1, 2016	2,377	$30.36
Granted	1,846	$22.22
Vested	(1,369)	$29.58
Forfeited	(143)	$25.93

Unvested at December 31, 2016	2,711	$25.45

During the years ended December 31, 2016, 2015 and 2014, Quanta recognized $39.6 million, $33.3 million and $35.0 million of non-cash stock compensation expense related to restricted stock and RSUs to be settled in common stock. As of December 31, 2016, there was approximately $29.8 million of total unrecognized compensation cost related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 1.52 years.

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

During the years ended December 31, 2016, 2015 and 2014, Quanta granted 0.3 million, 0.2 million and 0.1 million of performance units to be settled in common stock under the 2011 Plan with a weighted average grant date fair value of $22.86, $28.16 and $35.20 per share. The grant date fair value for awards of performance units to be settled in common stock is based on the market value of Quanta common stock on the date of grant applied to the total number of performance units that Quanta anticipates will become earned and vest. This fair value is expensed ratably over the vesting term and is adjusted for fair value changes so that the expense recognized for each award is equivalent to the fair value of the final number of earned and vested performance units. During the years ended December 31, 2016, 2015 and 2014, Quanta recognized $3.2 million, $3.6 million and $2.4 million in compensation expense associated with performance units to be settled in common stock. During the years ended December 31, 2016, 2015 and 2014, no performance units vested, and no shares of common stock were issued in connection with performance units.

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

Compensation expense related to RSUs to be settled in cash was $7.0 million, $4.0 million and $3.9 million for the years ended December 31, 2016, 2015 and 2014. Such expense is recorded in selling, general and administrative expenses. RSUs that are anticipated to be settled in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $4.6 million, $4.2 million and $3.1 million to settle liabilities related to cash-settled RSUs in the years ended December 31, 2016, 2015 and 2014, respectively. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $5.1 million and $2.7 million at December 31, 2016 and 2015.

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

The following table summarizes plan information relating to Quanta’s participation in multiemployer defined benefit pension plans, including company contributions for the last three years, the status under the PPA of the plans and whether the plans are subject to a funding improvement or rehabilitation plan or contribution surcharges. The most recent PPA zone status available in 2016 and 2015 relates to the plan’s fiscal year-end in

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2015 and 2014. Forms 5500 were not yet available for the plan years ending in 2016. The PPA zone status is based on information that Quanta received from the respective plans, as well as publicly available information on the U.S. Department of Labor website, and is certified by the plan’s actuary. Although multiple factors or tests may result in red zone or yellow zone status, plans in the red zone generally are less than 65 percent funded, plans in the yellow zone generally are less than 80 percent funded, and plans in the green zone generally are at least 80 percent funded. Under the PPA, red zone plans are classified as “critical” status, yellow zone plans are classified as “endangered” status and green zone plans are classified as neither “endangered” nor “critical” status. The “Subject to Financial Improvement/ Rehabilitation Plan” column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented. The last column lists the expiration dates of Quanta’s collective-bargaining agreements to which the plans are subject. Total contributions to these plans correspond to the number of union employees employed at any given time and the plans in which they participate and varies depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with such projects. Information has been presented separately for individually significant plans and in the aggregate for all other plans.

Fund	Employee Identification Number/ Pension Plan Number	PPA Zone Status		Subject to Financial Improve- ment/ Reha- bilitation Plan	Contributions (in thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2016	2015		2016	2015	2014
National Electrical Benefit Fund	53-0181657-001	Green	Green	No	$22,912	$21,200	$20,758	No	Varies through March 2020
Pipeline Industry Pension Fund	73-6146433-001	Green	Green	No	6,954	6,087	6,280	No	June 2017
Central Pension Fund of the IUOE & Participating Employers	36-6052390-001	Green	Green	No	5,668	5,677	7,847	No	Varies through June 2017
Laborers Pension Trust Fund for Northern California	94-6277608-001	Yellow	Yellow	Yes	3,805	2,603	1,357	Yes	June 2019
Eighth District Electrical Pension Fund	84-6100393-001	Green	Green	No	3,089	2,544	2,192	No	Varies through November 2018
Alaska Electrical Pension Plan	92-6005171-001	Green	Green	No	2,701	639	68	No	Varies through March 2017
IBEW Local 456 Pension Plan	22-6238995-001	Green	Yellow	No	2,298	886	810	No	Varies through December 2017
Plumbers and Pipefitters National Pension Fund	52-6152779-001	Yellow	Yellow	Yes	1,666	850	197	No	June 2017
OE Pension Trust Fund	94-6090764-001	Red	Red	Yes	1,508	1,264	991	Yes	Varies through June 2020
Laborers National Pension Fund	75-1280827-001	Green	Green	No	1,358	7,671	4,227	No	Varies through June 2017
Operating Engineers Local 324 Pension Fund	38-1900637-001	Red	Red	Yes	1,291	1,231	1,086	Yes	Varies through April 2018
Alaska Laborers —Employers Retirement Fund	91-6028298-001	Yellow	Yellow	Yes	1,216	181	—	No	January 2017
Local 697 IBEW and Electrical Industry Pension Fund	51-6133048-001	Green	Yellow	No	1,207	1,066	200	Yes	May 2018

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fund	Employee Identification Number/ Pension Plan Number	PPA Zone Status		Subject to Financial Improve- ment/ Reha- bilitation Plan	Contributions (in thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2016	2015		2016	2015	2014
Laborers District Council of W PA Pension Fund	25-6135576-001	Red	Red	Yes	876	21	—	Yes	June 2017
Midwest Operating Engineers Pension Trust Fund	36-6140097-001	Yellow	Yellow	Yes	793	3,294	497	Yes	Varies through June 2017
Alaska Teamster Employer Pension Plan	92-6003463-024	Red	Red	Yes	659	513	516	Yes	January 2017
Joint Pension Local Union 164 IBEW	22-6031199-001	Yellow	Yellow	Yes	33	513	1,816	No	May 2017
Michigan Upper Peninsula Intrl Brotherhood of Elec Workers Pension Plan	36-3020872-001	Green	Yellow	No	—	300	1,307	No	N/A
All other plans					27,201	20,475	21,055

Total					$85,235	$77,015	$71,204

Quanta’s contributions to the following individually significant plans were five percent or more of the total contributions to these plans for the periods indicated based on the Forms 5500 for these plans for the years ended December 31, 2015 and 2014. Forms 5500 were not yet available for these plans for the year ended December 31, 2016.

Pension Fund	Plan Years in which Quanta Contributions Were Five Percent or More of Total Plan Contributions
Pipeline Industry Pension Fund	2015 and 2014
Eighth District Electrical Pension Fund	2015 and 2014
Laborers National Pension Fund	2015 and 2014
Michigan Upper Peninsula Intrl Brotherhood of Elec Workers Pension Plan	2015 and 2014
Local 697 IBEW and Electrical Industry Pension Fund	2015
Local Union No. 9 IBEW and Outside Contractors Pension Fund	2015
Alaska Plumbing and Pipefitting Industry Pension Fund	2015
Teamsters National Pipe Line Pension Plan	2015
Joint Pension Local Union 164 IBEW	2014

In addition to the contributions made to multiemployer defined benefit pension plans noted above, Quanta also contributed to multiemployer defined contribution or other benefit plans on behalf of certain union employees. Contributions to union multiemployer defined contribution or other benefit plans by Quanta were approximately $139.3 million, $147.1 million and $129.0 million for the years ended December 31, 2016, 2015 and 2014. Total contributions made to all of these multiemployer plans for the years ended December 31, 2016, 2015 and 2014 correspond to the number of union employees employed at any given time and the plans in which they participate and varies depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with such projects.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta 401(k) Plan

Quanta maintains a 401(k) plan pursuant to which employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. Quanta makes matching cash contributions of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law. Contributions to the 401(k) plan by Quanta were approximately $21.9 million, $17.7 million and $13.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Deferred Compensation Plans

Quanta maintains nonqualified deferred compensation plans pursuant to which non-employee directors and certain key employees, independent contractors and consultants may defer receipt of some or all of their cash compensation and/or settlement of their equity-based awards, subject to certain limitations. The plan covering key employees provides for employer matching contributions for certain officers and employees whose benefits under the 401(k) plan are limited by federal tax law. Quanta may also make discretionary employer contributions to that plan. Matching contributions and discretionary employer contributions are subject to a vesting schedule, provided that vesting accelerates upon a change in control and the participant’s death or retirement. All matching and discretionary employer contributions, whether vested or not, are forfeited upon a participant’s termination of employment for cause or upon the participant engaging in competition with Quanta or any of its affiliates.

Quanta made contributions to the deferred compensation plans of approximately $1.0 million, $1.0 million and $0.3 million during the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, $19.1 million and $11.7 million were included in other long-term liabilities and $17.9 million and $11.3 million were included in other long-term assets related to obligations under these plans and related company-owned life insurance policies. Individuals participating in these plans receive distributions of their respective balances based on predetermined payout schedules or other events and are also able to direct investments made on their behalf among investment alternatives permitted from time to time under the plan.

14.	RELATED PARTY TRANSACTIONS:

Certain of Quanta’s operating units have entered into related party lease arrangements for operational facilities, typically with prior owners of certain acquired businesses. These lease agreements generally have terms of up to approximately five years and include renewal options. Related party lease expense for the years ended December 31, 2016, 2015 and 2014 was approximately $8.7 million, $10.6 million and $8.5 million, respectively.

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

During 2014, a limited partnership in which Quanta is a partner was selected for an engineering, procurement and construction (EPC) electric transmission project to construct approximately 500 kilometers of transmission line and two 500 kV substations. Quanta will provide turnkey EPC services for the entire project. As of December 31, 2016, Quanta had made aggregate contributions to this unconsolidated affiliate of $13.5 million and had received $2.9 million as a return of capital. Also as of December 31, 2016, Quanta had outstanding additional capital commitments associated with investments in an unconsolidated affiliate related to this project as follows (in thousands):

Capital Commitments
Year Ending December 31:
2017 (1)	$33,771
2018	—
2019	23,567

Total capital commitments associated with investments in an unconsolidated affiliate related to an EPC electrical transmission project	$57,338

(1)	A return of capital from unconsolidated affiliates of approximately $42.1 million is anticipated in August 2017 and is not included in these amounts.

Additionally, as of December 31, 2016, Quanta had outstanding capital commitments associated with investments in unconsolidated affiliates related to planned oil and gas infrastructure projects of approximately $20.5 million, $0.3 million of which is expected to be paid in the first quarter of 2017. The remaining $20.2 million of these capital commitments is anticipated to be paid by May 31, 2022.

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases as discussed in Note 14. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of December 31, 2016 (in thousands):

Operating Leases
Year Ending December 31:
2017	$99,677
2018	67,034
2019	44,216
2020	25,444
2021	13,761
Thereafter	16,331

Total minimum lease payments	$266,463

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense related to operating leases was approximately $242.3 million, $208.5 million and $161.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta has agreed to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At December 31, 2016, the maximum guaranteed residual value was approximately $556.5 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Expenditures

Quanta has capital commitments for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of December 31, 2016, Quanta issued approximately $22.4 million of production orders with expected delivery dates in 2017. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that these orders will be assigned to third party leasing companies and made available to Quanta under certain of its master equipment lease agreements, thereby releasing Quanta from its capital commitments.

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

Lorenzo Benton v. Telecom Network Specialists, Inc., et al. In June 2006, plaintiff Lorenzo Benton filed a class action complaint in the Superior Court of California, County of Los Angeles, alleging various wage and hour violations against Telecom Network Specialists (TNS), a former subsidiary of Quanta. Quanta retained liability associated with this matter pursuant to the terms of Quanta’s sale of TNS in December 2012. Benton seeks to represent a class of workers that includes all persons who worked on certain TNS projects, including individuals that TNS retained through numerous staffing agencies. The plaintiff class in this matter is seeking damages for unpaid wages, penalties associated with the failure to provide meal and rest periods and overtime wages, interest and attorneys’ fees. In September 2015, the trial court certified the class as to workers from the various staffing companies at issue. In January 2017, the trial court granted a summary judgment motion filed by the plaintiff class and found that TNS was a joint employer of the class members and that it failed to provide adequate meal and rest breaks and failed to pay overtime wages. Quanta believes this decision is not in line with controlling law, is in the process of appealing and continues to contest liability in this matter.

Additionally, in November 2007, TNS filed cross complaints for indemnity and breach of contract against the staffing agencies, which employed many of the individuals in question. In December 2012, the trial court

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

heard cross-motions for summary judgment filed by TNS and the staffing agencies pertaining to TNS’s demand for indemnity. The court denied TNS’s motion and granted the motions filed by the staffing agencies. TNS appealed the court’s ruling, and in April 2015, the California Appellate Court reversed the trial court’s decision, vacated its award of attorneys’ fees, and instructed the trial court to reconsider its earlier ruling on TNS’s indemnity claims. In February 2017, the court denied a new motion for summary judgment filed by the staffing companies and stated that the staffing companies were liable to TNS for any damages owed to the class members that the staffing companies employed.

Based on review and analysis of the trial court’s rulings, Quanta does not believe, at this time, that it is probable this matter will result in a material loss. However, the final amount of liability, if any, payable in connection with this matter remains the subject of pending litigation and will ultimately depend on various factors, including the outcome of Quanta’s appeal of the trial court’s ruling and the solvency of the staffing agencies. Quanta believes the range of reasonably possible loss upon final resolution of this matter is up to $23 million.

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

Concentrations of Credit Risk

Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and its net receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts net of advanced billings with the same customer. Substantially all of Quanta’s cash and cash equivalents are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest cash and cash equivalents in a diversified portfolio of what Quanta believes to be high quality investments, which consist primarily of interest-bearing demand deposits, money market investments, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although Quanta does not currently believe the principal amount of these investments is subject to any material risk of loss, changes in economic conditions could impact the interest income Quanta receives from these investments. In addition, Quanta grants credit under normal payment terms, generally without collateral, to

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its customers, which include electric power and oil and gas companies, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States, Canada and Australia. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States, Canada and Australia, which may be heightened as a result of uncertain economic and financial market conditions that have existed in recent years. However, Quanta generally has certain statutory lien rights with respect to services provided. Historically, some of Quanta’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services Quanta has performed.

At December 31, 2016 and 2015, one customer within Quanta’s Electric Power Infrastructure Services segment accounted for approximately 16% and 12% of Quanta’s consolidated net receivable position. At December 31, 2016 and 2015, the net receivable position for this customer was $277.3 million and $195.2 million, which included $175.9 million and $83.9 million of costs and estimated earnings in excess of billings on uncompleted contracts. These balances were associated with invoicing challenges and billing delays on two related electric transmission projects located in remote regions of northeastern Canada that resulted from extensive quality assurance documentation and administrative requirements. Quanta continues to work collaboratively with the customer to improve these processes. The net receivable position also includes change orders and claims that were in the process of being negotiated in the normal course of business. No other customers represented 10% or more of Quanta’s consolidated net receivable position as of December 31, 2016 or 2015. No customers represented 10% or more of Quanta’s revenues for the years ended December 31, 2016, 2015 and 2014.

Self-Insurance

As discussed in Note 2, Quanta is insured for employer’s liability, workers’ compensation, auto liability, general liability and group health claims. As of December 31, 2016 and 2015, the gross amount accrued for insurance claims totaled $218.2 million and $209.0 million, with $162.0 million and $153.5 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2016 and 2015 were $8.7 million and $8.6 million, of which $0.4 million and $0.6 million were included in prepaid expenses and other current assets and $8.3 million and $8.0 million were included in other assets, net.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2016, Quanta had $305.6 million in outstanding letters of credit and bank guarantees under its credit facility to secure its casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2017. Upon maturity, it is expected that the majority of the letters of credit related to the casualty insurance program will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. These performance bonds expire at various times ranging from mechanical completion of the related projects to a period extending beyond contract completion in certain circumstances, and as such a determination of maximum potential amounts outstanding requires the use of certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of Quanta’s bonded operating activity. As of December 31, 2016, the total amount of the outstanding performance bonds was estimated to be approximately $3.4 billion. Quanta’s estimated maximum exposure as it relates to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of its commitments under the performance bonds generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $1.2 billion as of December 31, 2016.

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

In connection with the partial withdrawal in 2011, Quanta recorded a withdrawal liability of approximately $32.6 million in the fourth quarter of 2011 based on estimates received from the Central States Plan. The Central States Plan subsequently asserted that the withdrawal of the PLCA members, and thus Quanta’s partial withdrawal, was not effective in 2011. The PLCA and Quanta believed at that time that a legally effective withdrawal had occurred during the fourth quarter of 2011, and this issue was litigated in the federal district court for the Northern District of Illinois, Eastern Division. In September 2013, the district court ruled in favor of the Central States Plan, and that decision was appealed by the PLCA. In July 2014, the Central States Plan provided Quanta with a Notice and Demand claiming partial withdrawal liability in the amount of $39.6 million and

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requiring Quanta to make payments on this assessment while the dispute is ongoing. In September 2015, the United States Court of Appeals for the Seventh Circuit ruled in favor of the PLCA and reversed the district court’s previous ruling which had been in favor of the Central States Plan. Based on the outcome of the appeal, in January 2016, the Central States Plan issued a revised Notice and Demand claiming a partial withdrawal liability in the amount of $32.9 million.

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

The ultimate liability associated with the complete withdrawal of Quanta’s subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. In March 2014, the Central States Plan provided revised estimates indicating that the total withdrawal liability based on certain withdrawal scenarios from 2011 through 2014 could range between $40.1 million and $55.4 million, which Quanta believes to be the range of reasonably possible loss for this matter. Additionally, based on those estimates and allowing for the exclusion of amounts believed by management to have been improperly included in such estimate, Quanta recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within the range communicated to Quanta by the Central States Plan. Given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the expense Quanta had recognized through December 31, 2016. Although Quanta disputes the total liability owed to the Central States Plan, it continues to make monthly payments according to the terms of the January 2016 Notice and Demand while the parties determine the final withdrawal liability. As of December 31, 2016, Quanta had made payments totaling $17.5 million toward the withdrawal liability assessment.

2013 Central States Plan Withdrawal Liability. On October 9, 2013, Quanta acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of acquisition. Prior to the acquisition, the Central States Plan issued a Notice and Demand to the acquired company claiming a withdrawal liability in the total amount of $6.9 million and requiring payments to be made on this assessment while the dispute is ongoing. In connection with the acquisition, Quanta recorded an initial liability of $4.8 million related to this withdrawal liability, and a portion of the purchase price for the acquired company was deposited into an escrow account to fund any withdrawal obligation in excess of the initial liability recorded. In January 2016, the Central States Plan issued a revised Notice and Demand claiming a withdrawal liability in the amount of $4.8 million. Although Quanta continues to dispute the total liability owed to the Central States Plan, it continues to make monthly payments according to the terms of this revised Notice and Demand while the parties determine

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the final withdrawal liability. As of December 31, 2016, payments totaling $3.5 million had been made toward the withdrawal liability assessment.

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

Indemnities

Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Additionally, in connection with certain acquisitions and dispositions, Quanta has indemnified various parties against specified liabilities that those parties might incur in the future. The indemnities under acquisition or disposition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2016, except as otherwise set forth above in Legal Proceedings, Quanta does not believe any material liabilities for claims exist against it in connection with any of these indemnity obligations.

In the normal course of Quanta’s acquisition transactions, Quanta obtains rights to indemnification from the sellers or former owners of acquired companies for certain risks, liabilities and obligations arising from their prior operations, such as performance, operational, safety, workforce or tax issues, some of which Quanta may not have discovered during due diligence. However, the indemnities may not cover all of Quanta’s exposure for such pre-acquisition matters, and the indemnitors may be unwilling or unable to pay the amounts owed to Quanta. Accordingly, Quanta may incur expenses for which it is not reimbursed. Quanta is currently in the process of identifying certain pre-acquisition obligations associated with non-U.S. payroll taxes that may be due from a business acquired by Quanta in 2013. As of December 31, 2016, Quanta had recorded $11.4 million as its best estimate of the pre-acquisition tax obligations and a corresponding indemnification asset, as management expects to recover from the indemnity counterparties any amounts that Quanta may be required to pay in connection with any such obligations.

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

Reportable segment information, including revenues and operating income by type of work, is gathered from each operating unit for the purpose of evaluating segment performance in support of Quanta’s market strategies. These classifications of Quanta’s operating unit revenues by type of work for segment reporting purposes can at times require judgment on the part of management. Quanta’s operating units may perform joint infrastructure service projects for customers in multiple industries, deliver multiple types of network services under a single customer contract or provide service across industries. For example, Quanta performs joint trenching projects to install distribution lines for electric power and natural gas customers.

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

Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues:
Electric Power Infrastructure	$4,850,495	$4,937,289	$5,302,671
Oil and Gas Infrastructure	2,800,824	2,635,147	2,444,558

Consolidated	$7,651,319	$7,572,436	$7,747,229

Operating income (loss):
Electric Power Infrastructure	$395,745	$362,328	$462,985
Oil and Gas Infrastructure	149,502	142,929	162,797
Corporate and non-allocated costs	(224,434)	(267,754)	(196,722)

Consolidated	$320,813	$237,503	$429,060

Depreciation:
Electric Power Infrastructure	$91,269	$89,150	$76,214
Oil and Gas Infrastructure	67,374	65,315	57,414
Corporate and non-allocated costs	11,597	8,380	7,478

Consolidated	$170,240	$162,845	$141,106

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

Foreign Operations

During 2016, 2015, and 2014, Quanta derived $1.59 billion, $1.54 billion and $1.89 billion, respectively, of its revenues from foreign operations. Of Quanta’s foreign revenues, approximately 75%, 85% and 82% was earned in Canada during the years ended December 31, 2016, 2015 and 2014, respectively. In addition, Quanta held property and equipment of $320.7 million and $317.6 million in foreign countries, primarily Canada, as of December 31, 2016 and 2015.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	SUPPLEMENTAL CASH FLOW INFORMATION:

The net effect of changes in operating assets and liabilities, net of non-cash transactions, on cash flows from operating activities of continuing operations is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Accounts and notes receivable	$144,877	$150,470	$(239,159)
Costs and estimated earnings in excess of billings on uncompleted contracts	(152,702)	(49,358)	(73,443)
Inventories	(9,905)	(33,524)	(4,025)
Prepaid expenses and other current assets	25,133	5,899	(35,493)
Accounts payable and accrued expenses and other non-current liabilities	73,452	(2,486)	(60,829)
Billings in excess of costs and estimated earnings on uncompleted contracts	(124,680)	153,017	28,596
Other, net	(13,743)	(11,707)	(4,908)

Net change in operating assets and liabilities, net of non-cash transactions	$(57,568)	$212,311	$(389,261)

Additional supplemental cash flow information is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash (paid) received during the period for —
Interest paid related to continuing operations	$(12,828)	$(7,087)	$(3,533)
Income taxes paid related to continuing operations	$(121,662)	$(130,921)	$(223,901)
Income taxes paid related to discontinued operations	$(7,260)	$(144,076)	$(5,286)
Income tax refunds related to continuing operations	$7,548	$23,788	$7,376

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	QUARTERLY FINANCIAL DATA (UNAUDITED):

The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 2016 and 2015 (in thousands, except per share information).

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2016:
Revenues	$1,713,737	$1,792,430	$2,042,186	$2,102,966
Gross profit	203,313	200,217	302,582	307,688
Net income	20,859	16,729	74,152	88,358
Net income attributable to common stock	20,496	16,562	73,742	87,583
Net income from continuing operations attributable to common stock	20,496	16,562	73,137	88,530
Earnings per share from continuing operations attributable to common stock — basic and diluted	$0.13	$0.11	$0.47	$0.57
2015:
Revenues	$1,861,386	$1,872,340	$1,939,438	$1,899,272
Gross profit	237,906	227,505	235,215	223,039
Net income (loss)	58,185	49,565	218,956	(4,882)
Net income (loss) attributable to common stock	53,484	46,109	216,388	(5,074)
Net income (loss) from continuing operations attributable to common stock	47,689	32,007	43,176	(2,586)
Earnings (loss) per share from continuing operations attributable to common stock — basic and diluted	$0.22	$0.15	$0.23	$(0.02)

During the fourth quarters of 2016 and 2015, Quanta recorded total asset impairment charges of $8.0 million ($7.1 million net of tax) and $58.5 million ($44.6 million net of tax). Quanta recorded asset impairments primarily related to certain international renewable energy services operations of $8.0 million in 2016 and $6.6 million in 2015. The 2016 impairment was primarily due to a pending disposition of certain international renewable energy services operations, and the 2015 impairment was based on the estimated future undiscounted cash flows for the asset group as compared to their carrying value. Also included in the asset impairment charges recorded in the fourth quarter of 2015 were a $39.8 million goodwill impairment and a $12.1 million impairment related to customer relationships, trade names and non-compete agreement intangible assets. These goodwill and intangible impairments primarily resulted from lower levels of expected activity in the U.S. Gulf of Mexico and, to a lesser extent, due to the extended low commodity price environment with respect to certain directional drilling operations in Australia.

Additionally, during the third quarter of 2015, net income and net income attributable to common stock included an approximate $171 million gain on the sale, net of tax, of Quanta’s fiber optic licensing operations.

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

As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item 10 is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2016 fiscal year.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2016 fiscal year.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2016 fiscal year.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2016 fiscal year.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2016 fiscal year.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following financial statements, schedules and exhibits are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page 85 of this Annual Report on Form 10-K.

(2) All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(3) Exhibits.

EXHIBIT INDEX

Exhibit No.		Description

2.1	—	Stock Purchase Agreement dated as of November 19, 2012, among Quanta Services, Inc., Infrasource FI LLC, Dycom Industries, Inc. and PBG Acquisition III, LLC (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed November 21, 2012 and incorporated herein by reference)

2.2	—	Stock Purchase Agreement dated as of April 29, 2015, among Quanta Services, Inc., CC SCN Fiber LLC, and Crown Castle International Corp. (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed May 4, 2015 and incorporated herein by reference)

3.1	—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2	—	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed January 17, 2014 and incorporated herein by reference)

3.3	—	Bylaws of Quanta Services, Inc., as amended and restated March 27, 2014 (previously filed as
Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed March 31, 2014 and incorporated herein by reference)

4.1	—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/Amendment No. 2 (No. 333-42957) filed February 9, 1998 and incorporated herein by reference)

10.1*	—	Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.2*	—	Amendment No. 1 to the Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed November 21, 2012 and incorporated herein by reference)

10.3*	—	Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2007 Stock Incentive Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.4*	—	Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2007 Stock Incentive Plan (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.5*	—	InfraSource Services, Inc. 2003 Omnibus Stock Incentive Plan, as amended (previously filed as Exhibit 10.5 to InfraSource Services’ Registration Statement on Form S-1 (Registration No. 333-112375) filed January 30, 2004 and incorporated herein by reference)

10.6*	—	InfraSource Services, Inc. 2004 Omnibus Stock Incentive Plan, as amended (previously filed as Exhibit 10.1 to InfraSource Services’ Form 8-K (Registration No. 001-32164) filed November 14, 2006 and incorporated herein by reference)

10.7*	—	Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 4.5 to the Company’s Form S-8 (No. 333-174374) filed May 20, 2011 and incorporated herein by reference)

10.8*	—	Amendment No. 1 to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-13831) filed August 9, 2013 and incorporated herein by reference)

Exhibit No.		Description

10.9*	—	Amendment No. 2 to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2016 (No. 001-13831) filed August 8, 2016 and incorporated herein by reference)

10.10*	—	Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance (previously filed as Exhibit 10.12 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.11*	—	Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance (previously filed as Exhibit 10.13 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.12*	—	Form of Restricted Stock Unit Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 8, 2013 and incorporated herein by reference)

10.13*	—	Form of Restricted Stock Unit Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2013 (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.14*	—	Form of Restricted Stock Unit Award Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan (Settled in Stock Unless Cash Settlement Elected) (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2015 (No. 001-13831) filed August 10, 2015 and incorporated herein by reference)

10.15*	—	Form of Performance Unit Award Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 7, 2014 and incorporated herein by reference)

10.16*	—	Form of Restricted Stock Unit Award Agreement for awards with performance condition(s) to employee/consultant pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2016 (No. 001-13831) filed May 10, 2016 and incorporated herein by reference

10.17*	—	Employment Agreement dated September 1, 2016, effective as of March 14, 2016, by and between Quanta Services, Inc. and Earl C. Austin, Jr. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed September 8, 2016 and incorporated herein by reference)

10.18*	—	Employment Agreement dated March 29, 2012, effective as of May 17, 2012, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed April 2, 2012 and incorporated herein by reference)

10.19*	—	Employment Agreement dated March 4, 2014, effective as of January 6, 2014, by and between Quanta Services, Inc. and Jesse E. Morris (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2014 (No. 001-13831) filed May 8, 2014 and incorporated herein by reference)

10.20*	—	Employment Agreement dated March 24, 2011, effective as of May 19, 2011, by and between Quanta Services, Inc. and James F. O’Neil III (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 25, 2011 and incorporated herein by reference)

10.21*	—	Separation Agreement and General Release of All Claims dated March 14, 2016 between James F. O’Neil III and Quanta Services, Inc. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 15, 2016 and incorporated herein by reference)

10.22*	—	Quanta Services, Inc. Senior Leadership Annual Incentive Plan 2016 and Quanta Services, Inc. Senior Leadership Long-Term Incentive Plan 2016 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 30, 2016 and incorporated herein by reference)

Exhibit No.		Description

10.23*	—	Director Compensation Summary effective as of the 2015 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2015 (No. 001-13831) filed May 8, 2015 and incorporated herein by reference)

10.24*^	—	Director Compensation Summary effective as of the 2017 Annual Meeting of the Board of Directors

10.25*^	—	Quanta Services, Inc. Non-Employee Director Deferred Compensation Plan dated effective January 1, 2017

10.26*	—	Restricted Stock Unit Deferral Election Form, pursuant to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2013 (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.27*^	—	Quanta Services, Inc. Nonqualified Deferred Compensation Plan, as restated effective January 1, 2017, including the Nonqualified Deferred Compensation Plan Adoption Agreement

10.28*	—	Form of Amended and Restated Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 31, 2012 and incorporated herein by reference)

10.29	—	Fourth Amended and Restated Credit Agreement, dated as of December 18, 2015, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, certain subsidiaries of Quanta Services, Inc. identified therein as Guarantors, Bank of America, N.A., as Administrative Agent, Domestic Swing Line Lender and an L/C Issuer, and the other Lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed December 23, 2015 and incorporated herein by reference)

10.30	—	First Amendment to Fourth Amended and Restated Credit Agreement dated as of June 27, 2016, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, certain subsidiaries of Quanta Services, Inc. identified therein as Guarantors, Bank of America, N.A., as Administrative Agent, Domestic Swing Line Lender and an L/C Issuer, and the other Lenders party thereto (previously filed as Exhibit 10.2 to the Company’s Form 10-Q (No. 001-13831) filed August 8, 2016 and incorporated herein by reference)

10.31	—	Fourth Amended and Restated Security Agreement, dated as of December 18, 2015, among Quanta Services, Inc., the other Debtors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed December 23, 2015 and incorporated herein by reference)

10.32	—	Fourth Amended and Restated Pledge Agreement, dated as of December 18, 2015, among Quanta Services, Inc., the other Pledgors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed December 23, 2015 and incorporated herein by reference)

10.33	—	Assignment and Assumption Agreement dated as of August 30, 2007, by and between InfraSource Services, Inc. and Quanta Services, Inc. (previously filed as Exhibit 10.3 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)

10.34	—

Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

Exhibit No.		Description

10.35	—	Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

10.36	—	First Amendment to Intercreditor Agreement dated December 3, 2012 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-13831) filed August 9, 2013 and incorporated herein by reference)

10.37	—	Joinder Agreement and Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of November 28, 2006, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed December 4, 2006 and incorporated herein by reference)

10.38	—	Second Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of January 9, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2007 (No. 001-13831) filed February 29, 2008 and incorporated herein by reference)

10.39	—	Joinder Agreement and Third Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of December 19, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2011 (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.40	—	Joinder Agreement and Fourth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of March 31, 2009, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed April 1, 2009 and incorporated herein by reference)

10.41	—	Joinder Agreement and Fifth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of May 17, 2012, among Federal Insurance Company, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, The Insurance Company of the State of Pennsylvania, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2012 (No. 001-13831) filed August 8, 2012 and incorporated herein by reference)

Exhibit No.		Description

10.42	—	Sixth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of December 3, 2012, among Federal Insurance Company, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2012 (No. 001-13831) filed March 1, 2013 and incorporated herein by reference)

21.1ˆ	—	Subsidiaries

23.1ˆ	—	Consent of PricewaterhouseCoopers LLP

31.1ˆ	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2ˆ	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INSˆ	—	XBRL Instance Document

101.SCHˆ	—	XBRL Taxonomy Extension Schema Document

101.CALˆ	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.LABˆ	—	XBRL Taxonomy Extension Label Linkbase Document

101.PREˆ	—	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEFˆ	—	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contracts or compensatory plans or arrangements
ˆ	Filed with this Annual Report on Form 10-K
†	Furnished with this Annual Report on Form 10-K

ITEM 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quanta Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 1, 2017.

QUANTA SERVICES, INC.

By:	/s/ EARL C. AUSTIN, JR.
Earl C. Austin, Jr. President, Chief Executive Officer and Chief Operating Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Earl C. Austin, Jr. and Derrick A. Jensen, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 1, 2017.

Signature	Title

/s/ EARL C. AUSTIN, JR. Earl C. Austin, Jr.	President, Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)

/s/ DERRICK A. JENSEN Derrick A. Jensen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ DOYLE N. BENEBY Doyle N. Beneby	Director

/s/ J. MICHAL CONAWAY J. Michal Conaway	Director

/s/ VINCENT D. FOSTER Vincent D. Foster	Director

/s/ BERNARD FRIED Bernard Fried	Director

/s/ WORTHING F. JACKMAN Worthing F. Jackman	Director

Signature	Title

/s/ DAVID M. McCLANAHAN David M. McClanahan	Director

/s/ BRUCE RANCK Bruce Ranck	Chairman of the Board of Directors

/s/ MARGARET B. SHANNON Margaret B. Shannon	Director

/s/ PAT WOOD, III Pat Wood, III	Director

EXHIBIT INDEX

Exhibit No.		Description

2.1	—	Stock Purchase Agreement dated as of November 19, 2012, among Quanta Services, Inc., Infrasource FI LLC, Dycom Industries, Inc. and PBG Acquisition III, LLC (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed November 21, 2012 and incorporated herein by reference)

2.2	—	Stock Purchase Agreement dated as of April 29, 2015, among Quanta Services, Inc., CC SCN Fiber LLC, and Crown Castle International Corp. (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed May 4, 2015 and incorporated herein by reference)

3.1	—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2	—	Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed January 17, 2014 and incorporated herein by reference)

3.3	—	Bylaws of Quanta Services, Inc., as amended and restated March 27, 2014 (previously filed as
Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed March 31, 2014 and incorporated herein by reference)

4.1	—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/Amendment No. 2 (No. 333-42957) filed February 9, 1998 and incorporated herein by reference)

10.1*	—	Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.2*	—	Amendment No. 1 to the Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed November 21, 2012 and incorporated herein by reference)

10.3*	—	Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2007 Stock Incentive Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.4*	—	Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2007 Stock Incentive Plan (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.5*	—	InfraSource Services, Inc. 2003 Omnibus Stock Incentive Plan, as amended (previously filed as Exhibit 10.5 to InfraSource Services’ Registration Statement on Form S-1 (Registration No. 333-112375) filed January 30, 2004 and incorporated herein by reference)

10.6*	—	InfraSource Services, Inc. 2004 Omnibus Stock Incentive Plan, as amended (previously filed as Exhibit 10.1 to InfraSource Services’ Form 8-K (Registration No. 001-32164) filed November 14, 2006 and incorporated herein by reference)

10.7*	—	Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 4.5 to the Company’s Form S-8 (No. 333-174374) filed May 20, 2011 and incorporated herein by reference)

10.8*	—	Amendment No. 1 to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-13831) filed August 9, 2013 and incorporated herein by reference)

Exhibit No.		Description

10.9*	—	Amendment No. 2 to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2016 (No. 001-13831) filed August 8, 2016 and incorporated herein by reference)

10.10*	—	Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance (previously filed as Exhibit 10.12 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.11*	—	Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance (previously filed as Exhibit 10.13 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.12*	—	Form of Restricted Stock Unit Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 8, 2013 and incorporated herein by reference)

10.13*	—	Form of Restricted Stock Unit Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2013 (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.14*	—	Form of Restricted Stock Unit Award Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan (Settled in Stock Unless Cash Settlement Elected) (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2015 (No. 001-13831) filed August 10, 2015 and incorporated herein by reference)

10.15*	—	Form of Performance Unit Award Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 7, 2014 and incorporated herein by reference)

10.16*	—	Form of Restricted Stock Unit Award Agreement for awards with performance condition(s) to employee/consultant pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2016 (No. 001-13831) filed May 10, 2016 and incorporated herein by reference

10.17*	—	Employment Agreement dated September 1, 2016, effective as of March 14, 2016, by and between Quanta Services, Inc. and Earl C. Austin, Jr. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed September 8, 2016 and incorporated herein by reference)

10.18*	—	Employment Agreement dated March 29, 2012, effective as of May 17, 2012, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed April 2, 2012 and incorporated herein by reference)

10.19*	—	Employment Agreement dated March 4, 2014, effective as of January 6, 2014, by and between Quanta Services, Inc. and Jesse E. Morris (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2014 (No. 001-13831) filed May 8, 2014 and incorporated herein by reference)

10.20*	—	Employment Agreement dated March 24, 2011, effective as of May 19, 2011, by and between Quanta Services, Inc. and James F. O’Neil III (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 25, 2011 and incorporated herein by reference)

10.21*	—	Separation Agreement and General Release of All Claims dated March 14, 2016 between James F. O’Neil III and Quanta Services, Inc. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 15, 2016 and incorporated herein by reference)

Exhibit No.		Description

10.22*	—	Quanta Services, Inc. Senior Leadership Annual Incentive Plan 2016 and Quanta Services, Inc. Senior Leadership Long-Term Incentive Plan 2016 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 30, 2016 and incorporated herein by reference)

10.23*	—	Director Compensation Summary effective as of the 2015 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2015 (No. 001-13831) filed May 8, 2015 and incorporated herein by reference)

10.24*^	—	Director Compensation Summary effective as of the 2017 Annual Meeting of the Board of Directors

10.25*^	—	Quanta Services, Inc. Non-Employee Director Deferred Compensation Plan dated effective January 1, 2017

10.26*	—	Restricted Stock Unit Deferral Election Form, pursuant to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2013 (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.27*^	—	Quanta Services, Inc. Nonqualified Deferred Compensation Plan, as restated effective January 1, 2017, including the Nonqualified Deferred Compensation Plan Adoption Agreement

10.28*	—	Form of Amended and Restated Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 31, 2012 and incorporated herein by reference)

10.29	—	Fourth Amended and Restated Credit Agreement, dated as of December 18, 2015, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, certain subsidiaries of Quanta Services, Inc. identified therein as Guarantors, Bank of America, N.A., as Administrative Agent, Domestic Swing Line Lender and an L/C Issuer, and the other Lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed December 23, 2015 and incorporated herein by reference)

10.30	—	First Amendment to Fourth Amended and Restated Credit Agreement dated as of June 27, 2016, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, certain subsidiaries of Quanta Services, Inc. identified therein as Guarantors, Bank of America, N.A., as Administrative Agent, Domestic Swing Line Lender and an L/C Issuer, and the other Lenders party thereto (previously filed as Exhibit 10.2 to the Company’s Form 10-Q (No. 001-13831) filed August 8, 2016 and incorporated herein by reference)

10.31	—	Fourth Amended and Restated Security Agreement, dated as of December 18, 2015, among Quanta Services, Inc., the other Debtors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed December 23, 2015 and incorporated herein by reference)

10.32	—	Fourth Amended and Restated Pledge Agreement, dated as of December 18, 2015, among Quanta Services, Inc., the other Pledgors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed December 23, 2015 and incorporated herein by reference)

10.33	—	Assignment and Assumption Agreement dated as of August 30, 2007, by and between InfraSource Services, Inc. and Quanta Services, Inc. (previously filed as Exhibit 10.3 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)

Exhibit No.		Description

10.34	—	Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

10.35	—	Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

10.36	—	First Amendment to Intercreditor Agreement dated December 3, 2012 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-13831) filed August 9, 2013 and incorporated herein by reference)

10.37	—	Joinder Agreement and Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of November 28, 2006, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed December 4, 2006 and incorporated herein by reference)

10.38	—	Second Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of January 9, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2007 (No. 001-13831) filed February 29, 2008 and incorporated herein by reference)

10.39	—	Joinder Agreement and Third Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of December 19, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2011 (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.40	—	Joinder Agreement and Fourth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of March 31, 2009, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed April 1, 2009 and incorporated herein by reference)

Exhibit No.		Description

10.41	—	Joinder Agreement and Fifth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of May 17, 2012, among Federal Insurance Company, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, The Insurance Company of the State of Pennsylvania, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2012 (No. 001-13831) filed August 8, 2012 and incorporated herein by reference)

10.42	—	Sixth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of December 3, 2012, among Federal Insurance Company, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2012 (No. 001-13831) filed March 1, 2013 and incorporated herein by reference)

21.1ˆ	—	Subsidiaries

23.1ˆ	—	Consent of PricewaterhouseCoopers LLP

31.1ˆ	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2ˆ	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INSˆ	—	XBRL Instance Document

101.SCHˆ	—	XBRL Taxonomy Extension Schema Document

101.CALˆ	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.LABˆ	—	XBRL Taxonomy Extension Label Linkbase Document

101.PREˆ	—	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEFˆ	—	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contracts or compensatory plans or arrangements
ˆ	Filed with this Annual Report on Form 10-K
†	Furnished with this Annual Report on Form 10-K