Form 10-Q
period 2017-06-30
QUANTA SERVICES INC
filed 2017-08-08
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017.
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of August 2, 2017, the number of outstanding shares of Common Stock of the Registrant was 151,184,065. As of the same date, 3,500,000 exchangeable shares of a Canadian subsidiary of the Registrant associated with one share of Series F Preferred Stock of the Registrant were outstanding, 449,929 exchangeable shares of a Canadian subsidiary of the Registrant associated with one share of Series G Preferred Stock of the Registrant were outstanding and an additional 36,183 exchangeable shares of certain other Canadian subsidiaries of the Registrant were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$99,565	$112,183
Accounts receivable, net of allowances of $5,279 and $2,752	1,614,113	1,500,115
Costs and estimated earnings in excess of billings on uncompleted contracts	630,880	473,308
Inventories	94,152	88,548
Prepaid expenses and other current assets	178,489	114,591
Total current assets	2,617,199	2,288,745
Property and equipment, net of accumulated depreciation of $929,318 and $862,825	1,190,333	1,174,094
Other assets, net	145,120	101,028
Other intangible assets, net of accumulated amortization of $313,486 and $297,313	184,375	187,023
Goodwill	1,616,317	1,603,169
Total assets	$5,753,344	$5,354,059
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term debt	$1,375	$7,563
Accounts payable and accrued expenses	969,654	922,819
Billings in excess of costs and estimated earnings on uncompleted contracts	314,987	274,846
Total current liabilities	1,286,016	1,205,228
Long-term debt and notes payable, net of current maturities	483,638	353,562
Deferred income taxes	206,868	192,834
Insurance and other non-current liabilities	267,491	259,733
Total liabilities	2,244,013	2,011,357
Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 148,964,532 and 144,710,773 shares issued, and 148,490,467 and 144,710,773 shares outstanding	1	1
Exchangeable Shares, no par value, 3,986,112 and 6,515,453 shares issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Series G Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	1,785,194	1,749,306
Retained earnings	1,988,185	1,876,081
Accumulated other comprehensive loss	(231,167)	(271,673)
Treasury stock, 474,065 and 0 common shares	(35,490)	(14,288)
Total stockholders’ equity	3,506,723	3,339,427
Non-controlling interests	2,608	3,275
Total equity	3,509,331	3,342,702
Total liabilities and equity	$5,753,344	$5,354,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$2,200,374	$1,792,430	$4,378,544	$3,506,167
Cost of services (including depreciation)	1,898,209	1,592,213	3,810,191	3,102,637
Gross profit	302,165	200,217	568,353	403,530
Selling, general and administrative expenses	185,880	156,607	370,432	315,131
Amortization of intangible assets	6,494	8,141	13,056	15,636
Operating income	109,791	35,469	184,865	72,763
Interest expense	(4,271)	(3,583)	(8,236)	(7,172)
Interest income	164	641	451	1,157
Other income (expense), net	(1,079)	(1,103)	(1,443)	(1,022)
Income before income taxes	104,605	31,424	175,637	65,726
Provision for income taxes	40,245	14,695	62,837	28,138
Net income	64,360	16,729	112,800	37,588
Less: Net income attributable to non-controlling interests	523	167	696	530
Net income attributable to common stock	$63,837	$16,562	$112,104	$37,058

Earnings per share attributable to common stock - basic and diluted	$0.41	$0.11	$0.72	$0.23

Shares used in computing earnings per share attributable to common stock:
Weighted average basic shares outstanding	155,090	156,128	154,859	159,577
Weighted average diluted shares outstanding	156,165	156,130	155,745	159,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$64,360	$16,729	$112,800	$37,588
Other comprehensive income, net of tax provision:
Foreign currency translation adjustment, net of tax of $0, $0, $0 and $0	26,685	3,083	40,506	63,669
Other comprehensive income	26,685	3,083	40,506	63,669
Comprehensive income	91,045	19,812	153,306	101,257
Less: Comprehensive income attributable to non-controlling interests	523	167	696	530
Total comprehensive income attributable to Quanta stockholders	$90,522	$19,645	$152,610	$100,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cash Flows from Operating Activities of Continuing Operations:
Net income	$64,360	$16,729	$112,800	$37,588
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations—
Depreciation	44,650	42,759	87,343	83,929
Amortization of intangible assets	6,494	8,141	13,056	15,636
Equity in (earnings) losses of unconsolidated affiliates	2,148	378	2,751	559
Amortization of debt issuance costs	338	338	678	678
(Gain) loss on sale of property and equipment	(2,007)	654	(166)	547
Foreign currency loss	641	558	862	668
Provision for (recovery of) doubtful accounts	61	56	926	(927)
Deferred income tax provision (benefit)	3,666	(7,858)	3,630	(5,142)
Non-cash stock-based compensation	11,557	9,503	23,423	23,222
Changes in operating assets and liabilities, net of non-cash transactions	(126,963)	(3,448)	(244,169)	116,863
Net cash provided by operating activities of continuing operations	4,945	67,810	1,134	273,621
Cash Flows from Investing Activities of Continuing Operations:
Proceeds from sale of property and equipment	7,543	5,165	12,344	10,254
Additions of property and equipment	(58,257)	(60,855)	(105,281)	(108,550)
Cash paid for acquisitions, net of cash acquired	(6,108)	(35)	(7,635)	(39,710)
Investments in and return of equity from unconsolidated affiliates	(9,229)	(3,163)	(12,954)	(5,388)
Cash received from (paid for) other investments, net	615	503	(1,086)	1,080
Cash withdrawn from (deposited to) restricted cash	(2,031)	42	(119)	42
Net cash used in investing activities of continuing operations	(67,467)	(58,343)	(114,731)	(142,272)
Cash Flows from Financing Activities of Continuing Operations:
Borrowings under credit facility	550,883	696,572	1,248,094	1,350,988
Payments under credit facility	(491,943)	(696,668)	(1,123,384)	(1,426,271)
Payments on other long-term debt	(1,354)	(692)	(2,883)	(5,547)
Payments on short-term debt	—	—	(2,783)	(4,711)
Distributions to non-controlling interests	(383)	—	(1,363)	—
Payments related to tax withholding for share-based compensation	(1,613)	(1,160)	(17,805)	(7,232)
Exercise of stock options	—	163	25	214
Net cash provided by (used in) financing activities of continuing operations	55,590	(1,785)	99,901	(92,559)

Discontinued operations:
Net cash used in investing activities	—	(437)	—	(6,080)
Net cash used in discontinued operations	—	(437)	—	(6,080)

Effect of foreign exchange rate changes on cash and cash equivalents	(17)	(216)	1,078	863
Net increase (decrease) in cash and cash equivalents	(6,949)	7,029	(12,618)	33,573
Cash and cash equivalents, beginning of period	106,514	155,315	112,183	128,771
Cash and cash equivalents, end of period	$99,565	$162,344	$99,565	$162,344

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
Acquisitions
During the second quarter of 2017, Quanta acquired a communications infrastructure services contractor located in the United States, the results of which are generally included in Quanta’s Electric Power Infrastructure Services segment. The results of the acquired business have been included in Quanta’s consolidated financial statements beginning on the date of acquisition. This acquisition should enhance Quanta’s communications service offerings in the United States.
During 2016, Quanta completed five acquisitions. The results have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. See further discussion in Note 4.
See Note 13 for information on an acquisition that occurred subsequent to June 30, 2017.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation
The condensed consolidated financial statements of Quanta include the accounts of Quanta Services, Inc. and its wholly owned subsidiaries, which are also referred to as its operating units. The condensed consolidated financial statements also include the accounts of certain of Quanta’s investments in joint ventures, which are either consolidated or proportionately consolidated, as discussed in the following summary of significant accounting policies. Investments in affiliated entities in which Quanta does not have a controlling financial interest, but over which Quanta has significant influence, usually because Quanta holds a voting interest of between 20% and 50%, are accounted for using the equity method. All significant intercompany accounts and transactions

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

have been eliminated in consolidation. Unless the context requires otherwise, references to Quanta include Quanta Services, Inc. and its consolidated subsidiaries.
Interim Condensed Consolidated Financial Information
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (US GAAP), have been condensed or omitted pursuant to those rules and regulations. Quanta believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations and comprehensive income for the interim periods are not necessarily indicative of the results for the entire fiscal year. The results of Quanta have historically been subject to significant seasonal fluctuations.
Quanta recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta and its consolidated subsidiaries included in Quanta’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 1, 2017.
Reclassifications
Quanta reclassified certain prior period amounts related to stock-based compensation on the condensed consolidated statements of cash flows to conform to the current period presentation under a recently adopted accounting update. Additionally, certain reclassifications have been made to the prior year’s condensed consolidated statements of operations to conform to classifications in the current year.
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
Cash and Cash Equivalents
Quanta had cash and cash equivalents of $99.6 million and $112.2 million as of June 30, 2017 and December 31, 2016. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which are carried at fair value. At June 30, 2017 and December 31, 2016, cash equivalents were $8.4 million and $8.8 million, and consisted primarily of money market investments and money market mutual funds and are discussed further in Fair Value Measurements below. As of June 30, 2017 and December 31, 2016, cash and cash equivalents held in domestic bank accounts were $31.4 million and $19.5 million, and cash and cash equivalents held in foreign bank accounts were $68.2 million and $92.7 million. As of June 30, 2017 and December 31, 2016, cash and cash equivalents held by Quanta’s investments in joint ventures, which are either consolidated or proportionately consolidated, were $13.4 million and $11.5 million, of which $10.5 million and $10.0 million related to domestic joint ventures. Cash and cash equivalents held by the joint ventures are available to support joint venture operations , but Quanta cannot utilize those assets to support its other operations. Quanta generally has no right to the joint ventures’ cash and cash equivalents other than participating in distributions and in the event of dissolution.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts
Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates regarding, among other factors, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions, the ongoing relationship with the customer and uncertainties related to the resolution of disputed matters. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Material changes in customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect Quanta’s ability to collect amounts due from them. As of June 30, 2017 and December 31, 2016, Quanta had allowances for doubtful accounts on current receivables of $5.3 million and $2.8 million. Long-term accounts receivable are included within other assets.
Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.
The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of June 30, 2017 and December 31, 2016 were $239.8 million and $231.0 million and were included in “Accounts receivable“. Retainage balances with settlement dates beyond the next twelve months were included in “Other assets, net”, and as of June 30, 2017 and December 31, 2016 were $31.0 million and $5.2 million.
Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At June 30, 2017 and December 31, 2016, the balances of unbilled receivables included in accounts receivable were $247.4 million and $206.8 million.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
As discussed generally above, when evaluating the 2016 step one impairment test results, management considered many factors in determining whether or not an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment in which Quanta’s reporting units were operating. Additionally, management considered the sensitivity of its fair value estimates to changes in certain valuation assumptions. After taking into account a 10% decrease in the fair value of each of Quanta’s reporting units, two reporting units within Quanta’s Oil and Gas Infrastructure Division had fair values below their respective carrying values. Quanta recorded asset impairment charges for these reporting units in 2015. The fair values determined in 2016 for these reporting units were consistent with the fair values determined in 2015 and approximated their current carrying values, and therefore no impairment was required. Circumstances such as market declines, unfavorable economic conditions, loss of a major customer or other factors could increase the risk of impairment of goodwill for these reporting units in future periods.
If an operating unit experiences prolonged periods of declining revenues, operating margins or both, it may be at risk of failing step one of the goodwill impairment test. Certain operating units have experienced declines over the short-term due to challenging macroeconomic conditions in certain geographic areas and low oil and natural gas prices, which have negatively impacted customer spending and resulted in project cancellations and delays. Additionally, customer capital spending has been constrained as a result of an increasingly complex regulatory and permitting environment. Certain operating units within Quanta’s

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Oil and Gas Infrastructure Services Division that primarily operate within the midstream and smaller-scale transmission market have continued to be negatively impacted by these factors. Goodwill and intangible assets associated with the operating units within Quanta’s Oil and Gas Infrastructure Services Division that have been significantly impacted by the factors mentioned above were $70.7 million and $11.5 million at June 30, 2017. Quanta monitors these conditions and others to determine if it is necessary to perform step one of the fair-value based impairment test for one or more operating units prior to the annual impairment assessment. No interim impairment charges were recorded during the six months ended June 30, 2017. Although Quanta is not aware of circumstances that would lead to a goodwill impairment at a reporting unit currently, circumstances such as a continued market decline, the loss of a major customer or other factors could impact the valuation of goodwill in the future.
Quanta’s intangible assets include customer relationships, backlog, trade names, non-compete agreements, patented rights and developed technology, all subject to amortization. The value of customer relationships is estimated as of the date a business is acquired based on the value-in-use concept utilizing the income approach, specifically the excess earnings method. This analysis consists of discounting to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals and estimated customer attrition rates, the importance of existing customer relationships to Quanta’s business plan, income taxes and required rates of return. Quanta values backlog for acquired businesses as of the acquisition date based upon the contractual nature of the backlog within each service line, discounted to present value. The value of trade names is estimated using the relief-from-royalty method of the income approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty for use of the trade name.
Quanta amortizes intangible assets based upon the estimated consumption of their economic benefits, or on a straight-line basis if the pattern of economic benefit cannot otherwise be reliably estimated. Intangible assets subject to amortization are reviewed for impairment and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For instance, a significant change in business climate or a loss of a significant customer, among other things, may trigger the need for interim impairment testing of intangible assets. An impairment loss would be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.
Investments in Affiliates and Other Entities
In the normal course of business, Quanta enters into various types of investment arrangements, each having unique terms and conditions. These investments may include equity interests held by Quanta in business entities, including general or limited partnerships, contractual joint ventures, or other forms of equity or profit participation. These investments may also include Quanta’s participation in different financing structures such as the extension of loans to project specific entities, the acquisition of convertible notes issued by project specific entities, or other strategic financing arrangements. Quanta also enters into strategic partnerships with customers and infrastructure investors to provide fully integrated infrastructure services on certain projects, including planning and feasibility analyses, engineering, design, procurement, construction financing, and investment and project operation and maintenance. These projects include public-private partnerships, private infrastructure projects and concessions, along with build, own, operate and transfer and build to suit arrangements. As part of this strategy, Quanta formed a partnership with select infrastructure investors that provides $750.0 million of capital, including $60.0 million from Quanta, available to invest in certain of these infrastructure projects. Wholly owned subsidiaries of Quanta serve as the general partner of this partnership and as a separately operating registered investment adviser that manages the invested capital.
Quanta determines whether such investments involve a variable interest entity (VIE) based on the characteristics of the subject entity. If the entity is determined to be a VIE, then management determines if Quanta is the primary beneficiary of the entity and whether or not consolidation of the VIE is required. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb significant losses of, or the right to receive significant benefits from, the VIE. When Quanta is deemed to be the primary beneficiary, the VIE is consolidated and the other party’s equity interest in the VIE is accounted for as a non-controlling interest. In cases where Quanta determines that it has an undivided interest in the assets, liabilities, revenues and profits of an unincorporated VIE (e.g., a general partnership interest), such amounts are consolidated on a basis proportional to Quanta’s ownership interest in the unincorporated entity.
Investments in entities of which Quanta is not the primary beneficiary, but over which Quanta has the ability to exercise significant influence, are accounted for using the equity method of accounting. Quanta’s share of net income or losses from unconsolidated equity investments is reported as equity in earnings (losses) of unconsolidated affiliates, which is included in “Other income (expense)” in the condensed consolidated statements of operations. Equity investments are reviewed for impairment by assessing whether any decline in the fair value of the investment below the carrying value is other than temporary. In making this determination, factors such as the ability to recover the carrying amount of the investment and the inability of the investee to sustain an earnings capacity are evaluated in determining whether a loss in value should be recognized. Any impairment losses

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

related to investments would be recognized in equity in earnings (losses) of unconsolidated affiliates. Equity method investments are carried at original cost and are included in “Other assets, net” in the condensed consolidated balance sheets and are adjusted for Quanta’s proportionate share of the investees’ income, losses and distributions.
Under the investment structure described above, Quanta has a minority ownership interest in a limited partnership that was selected during 2014 to build, own and operate a new electric transmission line and two substations in Alberta, Canada. The limited partnership contracted with a Quanta subsidiary to perform the engineering, procurement and construction (EPC) services for the project, and the Quanta subsidiary recognizes revenue and related cost of services as performance progresses on the project. However, due to Quanta’s ownership interest, a proportional amount of the EPC profit is deferred until the electric transmission line and related substations are constructed and ownership of the assets is deemed to be transferred to the third party customer. The profit deferral has been recorded as a decrease to the equity method investment included in “Other assets, net” in the accompanying condensed consolidated balance sheets and as a component of equity in earnings (losses) of unconsolidated affiliates, which is included in “Other income (expense)” in the condensed consolidated statements of operations.
Revenue Recognition
Quanta provides its services pursuant to master service agreements, repair and maintenance contracts and fixed price and non-fixed price installation contracts. Pricing under these contracts may be competitive unit price, cost-plus/hourly (or time and materials basis) or fixed price (or lump sum basis), and the final terms and prices of these contracts are frequently negotiated with the customer. Under unit-based contracts, the utilization of an output-based measurement is appropriate for revenue recognition, and Quanta recognizes revenue as units are completed based on pricing established with the customer for each delivered unit, which best reflects the pattern in which the obligation to the customer is fulfilled. Under cost-plus/hourly and time and materials type contracts, Quanta recognizes revenue on an input basis, as labor hours are incurred and services are performed.
Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Such contracts provide that the customer accept completion of progress to date and compensate Quanta for services rendered, which may be measured in terms of units installed, hours expended, costs incurred to date compared to total estimated contract costs or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the material associated with Quanta’s work is owner-furnished and is therefore not included in contract revenues and costs. The cost estimation process is based on professional knowledge and experience of Quanta’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of contract value and estimated costs, and as a result, the profit recognized.
Actual revenues and project costs can vary, sometimes substantially, from previous estimates due to changes in a variety of factors including unforeseen circumstances not included in Quanta’s cost estimates or covered by its contracts for which it cannot obtain adequate compensation, including concealed or unknown environmental conditions; changes in the cost of equipment, commodities, materials or labor; unanticipated costs or claims due to customer-caused delays, customer failure to provide required materials or equipment, errors in engineering, specifications or designs, project modifications, or contract termination and Quanta’s inability to obtain reimbursement for such costs or recover on such claims; weather conditions; and quality issues requiring rework or replacement. These factors, along with other risks inherent in performing fixed price contracts may cause actual revenues and gross profits for a project to differ from previous estimates and could result in reduced profitability or losses on projects. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. These factors are routinely evaluated on a project-by-project basis throughout the project term, and the impact of corresponding revisions in management’s estimates of contract value, contract cost and contract profit are recorded as necessary in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated.
Quanta’s operating results for the three months ended June 30, 2017 were positively impacted by 10.2% as a result of aggregate changes in contract estimates related to projects that were in progress at March 31, 2017. Included within the operating results for the three months ended June 30, 2017 were positive changes in estimates of $24.6 million primarily related to favorable mitigation of project risks and the release of related cost contingencies on two natural gas pipeline projects nearing completion in the quarter. Quanta’s operating results for the six months ended June 30, 2017 were impacted by less than 5% as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2016.
Quanta’s operating results for the three months ended June 30, 2016 were negatively impacted by 9.2% as a result of aggregate changes in contract estimates related to projects that were in progress at March 31, 2016. Quanta’s operating results for the six

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

months ended June 30, 2016 were negatively impacted by 6.7% as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2015. Operating results for the three and six months ended June 30, 2016 included losses on a power plant construction project in Alaska due to performance issues that resulted in an increase of the estimated total costs necessary to complete the project. During the three and six months ended June 30, 2016, Quanta recognized project losses of $30.5 million and $51.8 million related to this project. This project was substantially completed during the fourth quarter of 2016. The losses on this project were partially offset by the aggregate positive impact of numerous individually immaterial changes in profitability generally due to better than expected performance on projects that were in progress at December 31, 2015.
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
As of June 30, 2017 and December 31, 2016, Quanta recognized revenues of $118.9 million and $137.8 million related to change orders and/or claims that were in the process of being negotiated in the normal course of business.
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
As of June 30, 2017, the total amount of unrecognized tax benefits relating to uncertain tax positions was $36.3 million, an increase from December 31, 2016 of $1.1 million. This increase in unrecognized tax benefits resulted primarily from tax positions to be taken for 2017. Although the Internal Revenue Service completed its examination related to tax years 2010, 2011 and 2012 during the year ended December 31, 2016, certain subsidiaries remain under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $13.4 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.
U.S. federal and state and foreign income tax laws and regulations are voluminous and are often ambiguous. As such, Quanta is required to make many subjective assumptions and judgments regarding its tax positions that could materially affect amounts recognized in its future consolidated balance sheets, consolidated statements of operations and consolidated statements of comprehensive income.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Earnings Per Share
Basic and diluted earnings per share attributable to common stock are computed using the weighted average number of common shares outstanding during the periods. Exchangeable shares that were issued pursuant to certain of Quanta’s historical acquisitions (as further discussed in Note 8), which are exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in the calculation of weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for the portion of the periods that they were outstanding. Additionally, unvested stock-based awards that contain non-forfeitable rights to dividends or dividend equivalents (participating) have been included in the calculation of basic and diluted earnings per share attributable to common stock for the portion of the periods that they were outstanding. Diluted earnings per share attributable to common stock is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalents would be antidilutive.
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
Stock-Based Compensation
Quanta recognizes compensation expense for restricted stock, restricted stock units (RSUs) and performance units to be settled in common stock based on the fair value of the awards at the date of grant, net of estimated forfeitures. The fair value of restricted stock awards, RSUs and performance units to be settled in common stock is determined based on the number of shares or units granted and the closing price of Quanta’s common stock on the date of grant or the fair value as determined using a Monte Carlo simulation for performance units with market-based metrics. An estimate of future forfeitures is utilized to determine the period expense. Quanta uses historical data to estimate the forfeiture rate; however, these estimates are subject to change and may impact the value that will ultimately be recognized as compensation expense. The resulting compensation expense from performance unit and time-based RSU awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, while compensation expense from performance-based RSU awards is recognized using the graded vesting method over the requisite service period. However, compensation expense related to performance units can vary from period to period based on changes in the total number of performance units that Quanta anticipates will vest. Payments made by Quanta to satisfy employees’ tax withholding obligations associated with awards settled in common stock are classified as financing cash flows.
Compensation expense associated with liability based awards, such as RSUs that are expected to or may settle in cash, is recognized based on a remeasurement of the fair value of the award at the end of each reporting period. Upon settlement, the

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

holders receive for each RSU an amount in cash equal to the fair market value on the settlement date of one share of Quanta common stock, as specified in the applicable award agreement. For additional information on Quanta’s restricted stock, RSU and performance unit awards, see Note 9.
Functional Currency and Translation of Financial Statements
The U.S. dollar is the functional currency for the majority of Quanta’s operations, which are primarily located within the United States. The functional currency for Quanta’s foreign operations, which are primarily located in Canada and Australia, is typically the currency of the country in which the foreign operating unit is located. Generally, the currency in which the operating unit transacts the majority of its activities, including billings, financing, payroll and other expenditures, would be considered the functional currency. The treatment of foreign currency translation gains or losses is dependent upon management’s determination of the functional currency of each operating unit. In preparing the consolidated financial statements, Quanta translates the financial statements of its foreign operating units from their functional currency into U.S. dollars. Statements of operations, comprehensive income and cash flows are translated at average monthly rates, while balance sheets are translated at month-end exchange rates. The translation of the balance sheet results in translation gains or losses, which are included as a separate component of equity under “Accumulated other comprehensive income (loss)”. Gains and losses arising from transactions which are not denominated in the operating units’ functional currencies are included within “Other income (expense)” in the condensed consolidated statements of operations.
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
Fair Value Measurements
The carrying values of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of variable rate debt also approximates fair value. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents were categorized as Level 1 assets at June 30, 2017 and December 31, 2016, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
In March 2016, the FASB issued an update that amends the accounting for share-based payments in several key areas, including the treatment and cash flow presentation of tax effects related to the settlement of share-based payments and the accounting for forfeitures of share-based awards. The new guidance requires companies with share-based payments to record all tax effects related thereto at settlement (or expiration) through income tax expense on the statement of operations rather than through additional paid-in capital (APIC) within equity. This update also requires excess tax benefits to be classified as an operating activity on the statement of cash flows rather than reclassified as a financing activity and requires cash paid by an employer when withholding shares for the employee portion of taxes to be presented as a financing activity. The update also allows companies to either account for forfeitures of share-based payments as they occur or to estimate forfeitures. This guidance is required to be applied prospectively except for the classification of cash related to tax withholding, which requires retrospective application. Quanta adopted this guidance effective January 1, 2017 and will continue to estimate forfeitures of share-based payments. Quanta anticipates increased volatility of income tax expense after adoption of this guidance, and during the three and six months ended June 30, 2017 recorded income tax benefits of $0.1 million and $5.0 million related to the settlement of share-based awards. APIC was not adjusted for amounts recorded prior to 2017, and therefore Quanta’s retained earnings were not affected by the adoption of this guidance. Additionally, $1.2 million and $7.2 million were reclassified from operating activities to financing activities on the statements of cash flows for the three and six months ended June 30, 2016 associated with cash paid by Quanta to satisfy tax withholding obligations for share-settled awards. Further, the presentation of excess tax benefits on the statements of cash flows is now shown as cash flows from operating activities rather than in financing activities. The excess tax benefits reclassified to operating activities for both the three and six months ended June 30, 2016 were $0.1 million.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application.
Quanta is currently evaluating the potential impact of this update on its consolidated financial statements and anticipates adopting the update using the modified retrospective transition method, which may result in a cumulative-effect adjustment recorded in retained earnings. While Quanta is still evaluating the requirements of this update, it currently does not expect the update to materially affect its results of operations, financial position or cash flows. This preliminary conclusion is based on Quanta’s belief that it will generally continue to recognize revenues from long-term service contracts over time as services are performed and the underlying obligation to the customer is fulfilled. Quanta has identified and is in the process of implementing changes to its processes and internal controls to meet the reporting and disclosure requirements of this update and will adopt this update effective January 1, 2018.
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
In June 2016, the FASB issued an update that will change the way companies measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update will require companies to use an “expected loss” model for instruments measured at amortized cost and to record allowances for available-for-sale debt securities rather than reduce the carrying amounts. The update will also require disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. Companies will apply this standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements and will adopt this guidance by January 1, 2020.
In August 2016, the FASB issued an update intended to standardize the classification of certain transactions on the statement of cash flows. These transactions include contingent consideration payments made after a business combination, proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investments. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017 and requires application using a retrospective transition method. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements and will adopt this guidance by January 1, 2018.
In October 2016, the FASB issued an update that will require a reporting entity to recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance will not apply to intra-entity transfers of inventory. The income tax consequences from the sale of inventory from one member of a consolidated entity to another will continue to be deferred until the inventory is sold to a third party. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017. The modified retrospective method will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements and will adopt this guidance by January 1, 2018.
In November 2016, the FASB issued an update intended to standardize the classification of restricted cash and cash equivalents transactions on the statement of cash flows. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017. The retrospective transition method will be required for this new guidance. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements and will adopt this guidance by January 1, 2018.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In January 2017, the FASB issued an update intended to clarify whether transactions should be accounted for as acquisitions or disposals of assets or businesses. When substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or group is not a business. The update will require, among other things, that to be considered a business, a set of assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. Additionally, the update will remove the evaluation of whether a market participant could replace missing elements in order to consider the set of assets and activities a business, will provide more stringent criteria for sets without outputs and will narrow the definition of output. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017 and the prospective transition method will be required for this new guidance. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements and will adopt this guidance by January 1, 2018.
Also in January 2017, the FASB issued an update intended to simplify the subsequent measurement of goodwill by eliminating the second step in the current two-step goodwill impairment test. The update will require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if applicable. Additionally, the update will eliminate the requirement that a reporting unit with a zero or negative carrying amount perform a qualitative assessment and the second step of the two-step goodwill impairment test and will instead require disclosure of the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. This update is effective for interim and annual reporting periods beginning after December 15, 2019. The prospective transition method will be required for this new guidance. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements and will adopt this guidance by January 1, 2020.
In May 2017, the FASB issued an update providing guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. A modification should be accounted for unless the following characteristics of the award are unchanged: the fair value, the vesting conditions and the classification as an equity instrument or a liability instrument. The update is effective for interim and annual periods beginning after December 15, 2017 and is required to be applied prospectively. Quanta is evaluating the impact of the new accounting standard on its consolidated financial statements and will adopt the new standard by January 1, 2018.

4.	ACQUISITIONS:
During the second quarter of 2017, Quanta acquired a communications infrastructure services contractor located in the United States, the results of which are generally included in Quanta’s Electric Power Infrastructure Services segment. The aggregate consideration for this acquisition consisted of $5.6 million paid or payable in cash, subject to certain adjustments, and 288,666 shares of Quanta common stock, with a value of $8.3 million as of the acquisition date. The acquired business’s results have been included in Quanta’s consolidated financial statements beginning on the date of acquisition.
During 2016, Quanta completed five acquisitions. The results of four of the acquired companies are generally included in Quanta’s Electric Power Infrastructure Services segment. These companies included an electrical infrastructure services company located in Australia, a utility contracting company located in Canada, a full service medium- and high-voltage powerline contracting company located in the United States and a communications services company located in Canada. Quanta also acquired a pipeline service contractor located in the United States, the results of which are generally included in Quanta’s Oil and Gas Infrastructure Services segment. The aggregate consideration for these acquisitions consisted of $75.9 million paid or payable in cash, subject to certain adjustments, 70,840 shares of Quanta common stock valued at $1.5 million as of the settlement date of the applicable acquisition, and contingent consideration payments of up to $39.5 million, which will be paid if certain financial targets are achieved. Based on the estimated fair value of this contingent consideration, Quanta recorded an $18.7 million liability. The results have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition.
Quanta is in the process of finalizing its assessments of the fair values of the acquired assets and assumed liabilities related to businesses acquired subsequent to June 30, 2016, and further adjustments to the purchase price allocations may occur. Quanta expects to complete the purchase accounting process as soon as practicable but no later than one year from the acquisition dates with possible updates primarily related to certain tax estimates. The aggregate purchase consideration of the businesses acquired subsequent to June 30, 2016 through June 30, 2017 was preliminarily allocated to acquired assets and assumed liabilities, which resulted in a preliminary allocation of $22.9 million of net tangible assets, $19.2 million of goodwill and $10.2 million of other intangible assets.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the aggregate consideration paid or payable as of June 30, 2017 for the 2017 acquisition and 2016 acquisitions and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates, inclusive of any purchase price adjustments. This allocation requires a significant use of estimates and is based on information that was available to management at the time these consolidated financial statements were prepared (in thousands).

	2017	2016
Consideration:
Value of Quanta common stock issued	$8,267	$1,508
Cash paid or payable	5,554	75,941
Contingent consideration	—	18,683
Fair value of total consideration transferred or estimated to be transferred	$13,821	$96,132

Current assets	$6,365	$24,233
Property and equipment	890	44,863
Other assets	12	2,553
Identifiable intangible assets	7,053	11,467
Current liabilities	(1,983)	(12,097)
Deferred tax liabilities, net	—	(13,484)
Other long-term liabilities	—	(5,326)
Total identifiable net assets	12,337	52,209
Goodwill	1,484	43,923
	$13,821	$96,132

The fair value of current assets acquired related to the 2017 acquisition and the 2016 acquisitions included accounts receivable with a fair value of $6.3 million and $14.4 million.
Goodwill represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed. The 2017 and 2016 acquisitions strategically expanded Quanta’s Canadian, Australian and domestic electric power, oil and gas service and communications offerings, which Quanta believes contributes to the recognition of the goodwill. In connection with the 2017 acquisition, goodwill of $1.5 million was recorded for the acquired business that was included within Quanta’s Electric Power Infrastructure Services Division on the date of acquisition. In connection with the 2016 acquisitions, goodwill of $23.6 million was recorded for the acquired businesses that were included within Quanta’s Electric Power Infrastructure Services Division and $20.3 million was recorded for the business acquired that was included within Quanta’s Oil and Gas Infrastructure Services Division on the dates of acquisition. Goodwill of $1.5 million and $2.0 million related to the 2017 acquisition and 2016 acquisitions is expected to be deductible for income tax purposes.
The following table summarizes the estimated fair values of identifiable intangible assets for the 2017 acquisition as of the acquisition date and the related weighted average amortization periods by type (in thousands, except for weighted average amortization periods, which are in years).

	Estimated	Weighted Average
	Fair Value at	Amortization Period in Years
	Acquisition Date	at Acquisition Date
Customer relationships	$6,625	5.0
Non-compete agreements	428	5.0
Total intangible assets subject to amortization acquired in 2017 acquisition	$7,053	5.0

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$2,203,724	$1,806,214	$4,386,919	$3,541,361
Gross profit	$303,222	$203,354	$570,996	$410,576
Selling, general and administrative expenses	$186,512	$158,603	$372,012	$319,799
Amortization of intangible assets	$6,729	$8,683	$13,644	$16,866
Net income	$64,472	$17,080	$113,074	$38,298
Net income attributable to common stock	$63,949	$16,913	$112,378	$37,768

Earnings per share attributable to common stock - basic and diluted	$0.41	$0.11	$0.72	$0.24

The pro forma combined results of operations for the three and six months ended June 30, 2017 and 2016 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2017 acquisition as if it occurred January 1, 2016. The pro forma combined results of operations for the three and six months ended June 30, 2016 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2016 acquisitions as if they occurred January 1, 2015. These pro forma combined historical results were also adjusted for the following: a reduction of interest expense as a result of the repayment of outstanding indebtedness of the acquired businesses, a reduction of interest income as a result of the cash consideration paid net of cash received, an increase in amortization expense due to the incremental intangible assets recorded related to the 2017 acquisition and the 2016 acquisitions, an increase or decrease in depreciation expense within cost of services related to the net impact of adjusting acquired property and equipment to the acquisition date fair value and conforming depreciable lives with Quanta’s accounting policies, an increase in the number of outstanding shares of Quanta common stock and certain reclassifications to conform the acquired companies’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that resulted or may result from the acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.
Revenues of approximately $2.2 million and a loss before taxes of approximately $1.8 million, which included $2.3 million of acquisitions costs, were included in Quanta’s consolidated results of operations for the three and six months ended June 30, 2017 related to the 2017 acquisition following its acquisition date.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

5. GOODWILL AND OTHER INTANGIBLE ASSETS:
A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Infrastructure Services Division	Oil and Gas Infrastructure Services Division	Total
Balance at December 31, 2016:
Goodwill	$1,253,979	$388,923	$1,642,902
Accumulated impairment	—	(39,733)	(39,733)
	1,253,979	349,190	1,603,169

Goodwill acquired during 2017	1,484	—	1,484
Purchase price allocation adjustments	(619)	(659)	(1,278)
Foreign currency translation adjustments	7,892	5,050	12,942

Balance at June 30, 2017:
Goodwill	1,262,736	394,186	1,656,922
Accumulated impairment	—	(40,605)	(40,605)
	$1,262,736	$353,581	$1,616,317
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
Quanta’s intangible assets subject to amortization and the remaining weighted average amortization periods related to such assets were as follows (in thousands except for weighted average amortization periods, which are in years):

	As of			As of			As of
	June 30, 2017			December 31, 2016			June 30, 2017
	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$254,989	$(121,292)	$133,697	$244,329	$(110,640)	$133,689	8.2
Backlog	134,967	(134,295)	672	133,592	(132,441)	1,151	0.7
Trade names	55,439	(14,708)	40,731	54,723	(12,855)	41,868	17.3
Non-compete agreements	29,958	(26,470)	3,488	29,212	(25,546)	3,666	2.9
Patented rights and developed technology	22,508	(16,721)	5,787	22,480	(15,831)	6,649	3.7
Total intangible assets subject to amortization	$497,861	$(313,486)	$184,375	$484,336	$(297,313)	$187,023	9.9
Amortization expense for intangible assets was $6.5 million and $8.1 million for the three months ended June 30, 2017 and 2016 and $13.1 million and $15.6 million for the six months ended June 30, 2017 and 2016.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The estimated future aggregate amortization expense of intangible assets subject to amortization as of June 30, 2017 is set forth below (in thousands):

For the Fiscal Year Ending December 31,
Remainder of 2017	$13,618
2018	26,061
2019	24,015
2020	22,705
2021	20,368
Thereafter	77,608
Total	$184,375
6. PER SHARE INFORMATION:
The amounts used to compute the basic and diluted earnings per share attributable to common stock for the three and six months ended June 30, 2017 and 2016 are illustrated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Amounts attributable to common stock:
Net income attributable to common stock	$63,837	$16,562	$112,104	$37,058

Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	155,090	156,128	154,859	159,577
Effect of dilutive unvested non-participating stock-based awards	1,075	2	886	2
Weighted average shares outstanding for diluted earnings per share attributable to common stock	156,165	156,130	155,745	159,579
For purposes of calculating diluted earnings per share attributable to common stock, there were no adjustments required to derive Quanta’s net income attributable to common stock. Exchangeable shares that were issued pursuant to certain of Quanta’s historical acquisitions (as further discussed in Note 8), which are exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in the calculation of weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for the portion of the periods that they were outstanding. Additionally, unvested stock-based awards that contain non-forfeitable rights to dividends or dividend equivalents (participating) have been included in the calculation of basic and diluted earnings per share attributable to common stock for the portion of the periods that they were outstanding. Diluted earnings per share attributable to common stock is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalents would be antidilutive.
7. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Borrowings under credit facility	$480,690	$351,341
Other long-term debt, interest rates ranging from 2.4% to 4.3%	1,831	3,305
Capital leases, interest rates ranging from 2.5% to 3.8%	2,492	3,744
Total long-term debt obligations	485,013	358,390
Less — Current maturities of long-term debt	1,375	4,828
Total long-term debt obligations, net of current maturities	$483,638	$353,562

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Quanta’s current maturities of long-term debt and short-term debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Short-term debt	$—	$2,735
Current maturities of long-term debt	1,375	4,828
Current maturities of long-term debt and short-term debt	$1,375	$7,563
Credit Facility
On December 18, 2015, Quanta entered into an amended and restated credit agreement with various lenders that provides for a $1.81 billion senior secured revolving credit facility maturing on December 18, 2020. The entire amount available under the credit facility may be used by Quanta for revolving loans and letters of credit in U.S. dollars and certain alternative currencies. Up to $600.0 million of the credit facility may be used by certain subsidiaries of Quanta for revolving loans and letters of credit in certain alternative currencies. Up to $100.0 million of the credit facility may be used for swing line loans in U.S. dollars, up to $50.0 million of the credit facility may be used for swing line loans in Canadian dollars and up to $30.0 million of the facility may be used for swing line loans in Australian dollars. In addition, subject to the conditions specified in the credit agreement, Quanta has the option to increase the revolving commitments by up to $400.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes.
As of June 30, 2017, Quanta had $324.7 million of outstanding letters of credit and bank guarantees, $225.1 million of which were denominated in U.S. dollars and $99.6 million of which were denominated in currencies other than the U.S. dollar, primarily in Australian or Canadian dollars. Quanta also had $480.7 million of outstanding revolving loans under the credit facility, $326.4 million of which were denominated in U.S. dollars and $154.3 million of which were denominated in Canadian dollars. The remaining $1.00 billion was available for revolving loans or new letters of credit or bank guarantees. Borrowings under Quanta’s credit facility and the applicable interest rates during the three and six months ended June 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Maximum amount outstanding under the credit facility during the period	$601,062	$465,599	$601,062	$518,607
Average daily amount outstanding under the credit facility	$518,779	$426,172	$464,432	$449,101
Weighted-average interest rate	2.49%	2.17%	2.54%	2.08%
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement). The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on Quanta’s assets. The credit agreement allows cash payments for dividends and stock repurchases subject to compliance with the following requirements (after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100.0 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of June 30, 2017, Quanta was in compliance with all of the covenants in the credit agreement.
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
8. EQUITY:
Exchangeable Shares and Series F and Series G Preferred Stock
In connection with certain Canadian acquisitions, the former owners of the acquired companies received exchangeable shares of certain Canadian subsidiaries of Quanta, which may be exchanged at the option of the holders for Quanta common stock on a one-for-one basis. The holders of exchangeable shares can make an exchange only once in any calendar quarter and must exchange a minimum of either 50,000 shares or, if less, the total number of remaining exchangeable shares registered in the name of the holder making the request. Additionally, in connection with two of such acquisitions, Quanta issued one share of Quanta Series F preferred stock and one share of Quanta Series G preferred stock (the Preferred Stock) to voting trusts on behalf of the respective holders of the exchangeable shares issued in such acquisitions. Each share of the Preferred Stock provides the holders of such exchangeable shares voting rights in Quanta common stock equivalent to the number of exchangeable shares outstanding.
The holders of exchangeable shares associated with the Preferred Stock have rights equivalent to Quanta common stockholders with respect to voting, dividends and other economic rights. The holders of exchangeable shares not associated with the Preferred Stock have rights equivalent to Quanta common stockholders with respect to dividends and other economic rights but do not have voting rights.
During the three months ended June 30, 2017 and 2016, no exchangeable shares were exchanged for Quanta common stock. During the six months ended June 30, 2017 and 2016, 2.5 million and no exchangeable shares were exchanged for Quanta common stock. As of June 30, 2017, both shares of the Preferred Stock remained outstanding and 4.0 million exchangeable shares remained outstanding, of which 3.9 million were associated with the Preferred Stock.
Treasury Stock
Shares withheld for tax withholding obligations
Under the stock incentive plans described in Note 9, the tax withholding obligations of employees upon vesting of restricted stock, RSUs and performance units settled in common stock are typically satisfied by Quanta making such tax payments and withholding the number of vested shares having a value on the date of vesting equal to the tax withholding obligation. For the settlement of these employee tax liabilities, Quanta withheld 0.5 million and 0.4 million shares of Quanta common stock during the six months ended June 30, 2017 and 2016, with a total market value of $17.8 million and $7.2 million. These shares and the related costs to acquire them were accounted for as adjustments to the balance of treasury stock.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Notional amounts recorded related to deferred compensation plans
For RSUs and performance units that vest but the settlement of which are deferred under Quanta’s deferred compensation plans, Quanta records an amount to treasury stock and an offsetting amount to APIC. No shares are recorded as treasury stock at vesting as the shares of Quanta common stock associated with deferred equity awards are not issued. Upon settlement of the deferred equity awards and issuance of the associated Quanta common stock, the original accounting entry is reversed. The net amounts recorded to treasury stock related to the deferred compensation plans during the three months ended June 30, 2017 and 2016 were $0.2 million and $0.4 million, and the net amounts recorded to treasury stock related to the deferred compensation plans during the six months ended June 30, 2017 and 2016 were $3.4 million and $7.8 million. An aggregate of $17.7 million was included in treasury stock for notional amounts related to deferred compensation plans at June 30, 2017.
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
Stock repurchases
During the second quarter of 2017, Quanta’s board of directors approved a stock repurchase program that authorizes Quanta to purchase, from time to time through June 30, 2020, up to $300.0 million of its outstanding common stock (the 2017 Repurchase Program). Repurchases under the 2017 Repurchase Program can be made in open market and privately negotiated transactions. As of June 30, 2017, Quanta had not repurchased any shares of its common stock under the 2017 Repurchase Program.
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
During the third quarter of 2015, Quanta also entered into an accelerated share repurchase arrangement (the ASR) to repurchase $750.0 million of its common stock under the 2015 Repurchase Program. Under the terms of the ASR, Quanta paid $750.0 million to JPMorgan Chase Bank, National Association, London Branch (JPMorgan) and initially received 25.7 million shares of its common stock. The fair market value of these 25.7 million shares at the time of delivery was $600.0 million, and the repurchased shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock during the third quarter of 2015, reducing the weighted-average number of basic and diluted common shares used to calculate Quanta’s earnings per share. The $150.0 million remaining under the ASR was recorded as an adjustment to APIC during the third quarter of 2015 and was reclassified from APIC to treasury stock upon final settlement of the ASR on April 12, 2016. At final settlement and based on the final volume-weighted average share price during the term of the ASR, minus a discount and subject to other adjustments pursuant to the terms and conditions of the ASR, Quanta received 9.4 million additional shares of its common stock from JPMorgan. The 2015 Repurchase Program ended on February 28, 2017, and Quanta repurchased a total of 54.3 million shares of its common stock at a cost of $1.20 billion under the 2015 Repurchase Program. Other than the shares received at settlement of the ASR in the second quarter of 2016, no common stock was repurchased in the six months ended June 30, 2017 or 2016 under the 2015 Repurchase Program.
Other
Under Delaware corporate law, treasury stock is not counted for quorum purposes or entitled to vote.
Non-controlling Interests
Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Quanta has determined that certain of these joint ventures are VIEs, with Quanta providing the majority of the infrastructure services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. Management has concluded that Quanta is the primary beneficiary of each of the joint ventures determined to be VIEs and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as “Non-controlling interests” in the accompanying condensed consolidated balance sheets. Net income attributable to the

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

other joint venture members in the amounts of $0.5 million and $0.2 million for the three months ended June 30, 2017 and 2016 and $0.7 million and $0.5 million for the six months ended June 30, 2017 and 2016 has been accounted for as a reduction of net income in deriving “Net income attributable to common stock” in the accompanying condensed consolidated statements of operations.
The carrying value of the investments held by Quanta in all of its VIEs was $2.6 million and $3.3 million at June 30, 2017 and December 31, 2016. The carrying value of investments held by the non-controlling interests in these variable interest entities at June 30, 2017 and December 31, 2016 was $2.6 million and $3.3 million. During the three months ended June 30, 2017 and 2016, distributions to non-controlling interests were $0.4 million and none. During the six months ended June 30, 2017 and 2016, distributions to non-controlling interests were $1.4 million and none. There were no other changes in equity as a result of transfers to/from the non-controlling interests during the six months ended June 30, 2017 or 2016. See Note 10 for further disclosures related to Quanta’s joint venture arrangements.
9. EQUITY-BASED COMPENSATION:
Stock Incentive Plans
On May 19, 2011, Quanta’s stockholders approved the 2011 Omnibus Equity Incentive Plan (the 2011 Plan). The 2011 Plan provides for the award of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock, RSUs, stock bonus awards, performance compensation awards (including performance units and cash bonus awards) or any combination of the foregoing. The purpose of the 2011 Plan is to attract and retain key personnel and provide participants with additional performance incentives by increasing their proprietary interest in Quanta. Employees, directors, officers, consultants or advisors of Quanta or its affiliates are eligible to participate in the 2011 Plan, as are prospective employees, directors, officers, consultants or advisors of Quanta who have agreed to serve Quanta in those capacities. An aggregate of 11,750,000 shares of Quanta common stock may be issued pursuant to awards granted under the 2011 Plan. Quanta also has a Restricted Stock Unit Plan (the RSU Plan), pursuant to which RSUs may be awarded to certain employees and consultants of Quanta’s Canadian operations. The Quanta Services, Inc. 2007 Stock Incentive Plan (the 2007 Plan), which was adopted on May 24, 2007, and provided for awards of restricted stock, incentive stock options and non-qualified stock options to eligible employees, directors, and certain consultants and advisors terminated on May 24, 2017.
The 2011 Plan and the RSU Plan, together with certain plans assumed by Quanta in acquisitions, are referred to as the Plans.
Restricted Stock and RSUs to be Settled in Common Stock
During each of the three months ended June 30, 2017 and 2016, Quanta granted 0.1 million RSUs to be settled in common stock under the 2011 Plan with weighted average grant date fair values of $33.32 and $23.59. During the six months ended June 30, 2017 and 2016, Quanta granted 1.2 million and 1.8 million RSUs to be settled in common stock under the 2011 Plan with weighted average grant date fair values of $37.76 and $22.11. The grant date fair value for awards of restricted stock and RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. RSUs to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs in equal installments over a two-year or three-year period following the date of grant. Holders of RSUs to be settled in common stock are entitled to receive a cash dividend equivalent payment equal to any cash dividend payable on account of common shares.
During each of the three months ended June 30, 2017 and 2016, vesting activity consisted of 0.1 million shares of restricted stock and RSUs settled in common stock with an approximate fair value at the time of vesting of $3.8 million and $1.1 million. During the six months ended June 30, 2017 and 2016, vesting activity consisted of 1.4 million and 1.3 million shares of restricted stock and RSUs settled in common stock with an approximate fair value at the time of vesting of $54.3 million and $26.4 million.
During the three months ended June 30, 2017 and 2016, Quanta recognized $10.1 million and $8.5 million in non-cash stock compensation expense related to restricted stock and RSUs to be settled in common stock. During the six months ended June 30, 2017 and 2016, Quanta recognized $21.3 million and $21.7 million in non-cash stock compensation expense related to restricted stock and RSUs to be settled in common stock. As of June 30, 2017, there was $49.2 million of total unrecognized compensation cost related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 1.89 years.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Performance Units to be Settled in Common Stock
Performance units awarded pursuant to the 2011 Plan provide for the issuance of shares of common stock upon vesting. These performance units cliff-vest at the end of a three-year performance period based on achievement of certain performance metrics established by Quanta’s compensation committee, including company performance goals and, with respect to certain awards, Quanta’s total shareholder return as compared to a predetermined group of peer companies. The final number of earned and vested performance units can range from 0% to 200% of the initial award based on the level of achievement of such goals, as determined by Quanta’s compensation committee.
During the three months ended June 30, 2017 and 2016, Quanta granted a nominal number and 0.1 million performance units to be settled in common stock under the 2011 Plan. The weighted average grant date fair value of performance units granted in the three months ended June 30, 2016 was $24.11 per unit. During each of the six months ended June 30, 2017 and 2016, Quanta granted 0.3 million performance units to be settled in common stock under the 2011 Plan with a weighted average grant date fair value of $17.63 and $22.86 per unit. The grant date fair value for awards of performance units without market-based metrics was based on the market value of Quanta common stock on the date of grant applied to the total number of performance units that Quanta anticipates will vest. The grant date fair value for awards of performance units with market-based metrics, which were granted in the six months ended June 30, 2017, was based on a fair value as determined by a Monte Carlo simulation using the following key inputs:

Valuation date stock price based on the March 22, 2017 closing stock price	$36.31
Expected volatility	36.00%
Risk-free interest rate	1.46%
Term in years	2.78
This fair value is expensed ratably over the three-year performance period and is adjusted for changes in the expected probability of achievement of the underlying goals and the resulting number of performance units anticipated to vest, so that the expense recognized is equivalent to the proportion of the three-year period that has expired multiplied by the fair value of the number of performance units anticipated to vest. During the three months ended June 30, 2017 and 2016, Quanta recognized $1.4 million and $1.0 million in compensation expense associated with performance units to be settled in common stock. During the six months ended June 30, 2017 and 2016, Quanta recognized $2.1 million and $1.5 million in compensation expense associated with performance units to be settled in common stock. During the three months ended June 30, 2017 and 2016, no performance units vested, and no shares of common stock were issued in connection with performance units. During the six months ended June 30, 2017 and 2016, 0.1 million and no performance units vested, and 0.1 million and no shares of common stock were issued in connection with performance units. The fair value of the 0.1 million performance units that vested during the six months ended June 30, 2017 was $4.3 million at the time of vesting
RSUs to be Settled in Cash
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
Compensation expense related to RSUs to be settled in cash was $1.2 million and $1.4 million for the three months ended June 30, 2017 and 2016 and $3.9 million and $2.9 million for the six months ended June 30, 2017 and 2016. Such expense is recorded in selling, general and administrative expenses. RSUs that are anticipated to be settled in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $3.8 million and $2.4 million to settle liabilities related to cash-settled RSUs in the three months ended June 30, 2017 and 2016 and $6.1 million and $3.4 million to settle liabilities related to cash-settled RSUs in the six months ended June 30, 2017 and 2016. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $2.9 million and $5.1 million at June 30, 2017 and December 31, 2016.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
During 2014, a limited partnership in which Quanta is a partner was selected for an engineering, procurement and construction (EPC) electric transmission project to construct approximately 500 kilometers of transmission line and two 500 kV substations. Quanta will provide turnkey EPC services for the entire project. As of June 30, 2017, Quanta had made aggregate contributions to this unconsolidated affiliate of $26.7 million and had received $3.0 million as a return of capital. Also as of June 30, 2017, Quanta had outstanding additional capital commitments associated with investments in an unconsolidated affiliate related to this project as follows (in thousands):

Year Ending December 31 —	Capital Commitments
Remainder of 2017 (1)	$34,953
2018	—
2019	24,444
Total capital commitments associated with investments in an unconsolidated affiliate related to an EPC electrical transmission project	$59,397
(1) A return of capital from unconsolidated affiliates of approximately $56.3 million is anticipated in the fourth quarter of 2017 and is not included in these amounts.
Additionally, as of June 30, 2017, Quanta had outstanding capital commitments associated with investments in unconsolidated affiliates related to planned oil and gas infrastructure projects of $18.1 million, of which $0.4 million is expected to be paid in the third quarter of 2017. The remaining $17.7 million of these capital commitments is anticipated to be paid by May 31, 2022. As described in Note 2, Quanta formed a partnership with select infrastructure investors that provides $750.0 million of capital, including $60.0 million from Quanta, available to invest in certain of these infrastructure projects.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Leases
Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of June 30, 2017 (in thousands):

Operating Leases
Year Ending December 31 —
Remainder of 2017	$58,794
2018	83,916
2019	56,978
2020	34,264
2021	19,605
Thereafter	24,504
Total minimum lease payments	$278,061
Rent expense related to operating leases was $67.8 million and $58.4 million for the three months ended June 30, 2017 and 2016 and $132.8 million and $114.8 million for the six months ended June 30, 2017 and 2016.
Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta has agreed to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At June 30, 2017, the maximum guaranteed residual value was $588.4 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.
Committed Expenditures
Quanta has capital commitments for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of June 30, 2017, $19.0 million of production orders were issued with expected delivery dates in 2017, and $1.4 million of production orders were issued with expected delivery dates in 2018. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that these orders will be assigned to third party leasing companies and made available to Quanta under certain of its master equipment lease agreements, thereby releasing Quanta from its capital commitments.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
The final amount of liability, if any, payable in connection with this matter remains the subject of pending litigation and will ultimately depend on various factors, including the outcome of Quanta’s appeal of the trial court’s ruling and the solvency of the staffing agencies. Based on review and analysis of the trial court’s rulings, Quanta does not believe, at this time, that it is probable this matter will result in a material loss. However, after review and consideration of a revised estimate of the potential liability for this matter during the second quarter of 2017, Quanta believes the range of reasonably possible loss could be up to approximately $16.5 million upon final resolution of this matter.
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
At June 30, 2017 and December 31, 2016, one customer within Quanta’s Electric Power Infrastructure Services segment accounted for approximately 13% and 16% of Quanta’s consolidated net receivable position. Portions of these net receivable balances were related to invoicing challenges and billing delays on two electric transmission projects located in remote regions of northeastern Canada, which resulted from changed site conditions requiring extensive quality assurance documentation and administrative requirements. During the second quarter of 2017, Quanta and the customer reached a settlement and entered into a renegotiated contract, which eliminated the previous scheduling and billing issues and settled outstanding change orders.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Additionally, one customer within Quanta’s Oil and Gas Infrastructure Services segment accounted for approximately 10% of Quanta’s consolidated net receivable position at June 30, 2017. This same customer also accounted for approximately 10% of Quanta’s consolidated revenues during the three and six months ended June 30, 2017. No other customers represented 10% or more of Quanta’s consolidated net receivable position as of June 30, 2017 or December 31, 2016, and no other customers represented 10% or more of Quanta’s consolidated revenues for the three and six months ended June 30, 2017 or 2016.
Self-Insurance
As discussed in Note 2, Quanta is insured for employer’s liability, workers’ compensation, auto liability, general liability and group health claims. As of June 30, 2017 and December 31, 2016, the gross amount accrued for insurance claims totaled $238.1 million and $218.2 million, with $167.5 million and $162.0 million considered to be long-term and included in “Insurance and other non-current liabilities”. Related insurance recoveries/receivables as of June 30, 2017 and December 31, 2016 were $24.4 million and $8.7 million, of which $16.9 million and $0.4 million were included in “Prepaid expenses and other current assets” and $7.5 million and $8.3 million were included in “Other assets, net”.
Letters of Credit
Certain of Quanta’s vendors require letters of credit to ensure reimbursement for amounts they are disbursing on Quanta’s behalf, such as to beneficiaries under its self-funded insurance programs. In addition, from time to time, certain customers require Quanta to post letters of credit to ensure payment of subcontractors and vendors and guarantee performance under contracts. Such letters of credit are generally issued by a bank or similar financial institution, typically pursuant to Quanta’s credit facility. Each letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that Quanta has failed to perform specified actions. If this were to occur, Quanta would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, Quanta may also be required to record a charge to earnings for the reimbursement. Quanta does not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future.
As of June 30, 2017, Quanta had $324.7 million in outstanding letters of credit and bank guarantees under its credit facility securing its casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2017 and 2018. Upon maturity, it is expected that the majority of the letters of credit related to the casualty insurance program will be renewed for subsequent one-year periods.
Performance Bonds and Parent Guarantees
In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. These performance bonds expire at various times ranging from mechanical completion of the related projects to a period extending beyond contract completion in certain circumstances, and as such a determination of maximum potential amounts outstanding requires the use of certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of Quanta’s bonded operating activity. As of June 30, 2017, the total amount of the outstanding performance bonds was estimated to be approximately $3.5 billion. Quanta’s estimated maximum exposure as it relates to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of its commitments under the performance bonds generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $840 million as of June 30, 2017.
Additionally, from time to time, Quanta guarantees the obligations of its wholly owned subsidiaries, including obligations in connection with certain contracts with customers, lease obligations, joint venture arrangements and, in some states, contractors’ licenses. Quanta is not aware of any material obligations for performance or payment asserted against it under any of these guarantees.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
The ultimate liability associated with the complete withdrawal of Quanta’s subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. In March 2014, the Central States Plan provided revised estimates indicating that the total withdrawal liability based on certain withdrawal scenarios from 2011 through 2014 could range between $40.1 million and $55.4 million, which Quanta believes to be the range of reasonably possible loss for this matter. Additionally, based on those estimates and allowing for the exclusion of amounts believed by management to have been improperly included in such estimates, Quanta recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within the range communicated to Quanta by the Central States Plan. Given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the expense Quanta had recognized through June 30, 2017. Although Quanta disputes the total liability owed to the Central States Plan, it continues to make monthly payments according to the terms of the January 2016 Notice and Demand while the parties determine the final withdrawal liability. As of June 30, 2017, Quanta had made payments totaling $20.7 million toward the withdrawal liability assessment.
2013 Central States Plan Withdrawal Liability. On October 9, 2013, Quanta acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of acquisition. Prior to the acquisition, the Central States Plan issued a Notice and Demand to the acquired company claiming a withdrawal liability in the total amount of $6.9 million and requiring payments to be made on this assessment while the dispute is ongoing. In connection with the acquisition, Quanta recorded an initial liability of $4.8 million related to this withdrawal liability, and a portion of the purchase price for the acquired company was deposited into an escrow account to fund any withdrawal obligation in excess of the initial liability recorded. In January 2016, the Central States Plan issued a revised Notice and Demand claiming a withdrawal liability in the amount of $4.8 million. Although Quanta continues to dispute the total liability owed to the Central States Plan, it continues to make monthly payments according to the terms of this revised Notice and Demand while the parties determine the final withdrawal liability. As of June 30, 2017, payments totaling $3.9 million had been made toward the withdrawal liability assessment.
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
 Indemnities
Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Additionally, in connection with certain acquisitions and dispositions, Quanta has indemnified various parties against specified liabilities that those parties might incur in the future. The indemnities under acquisition or disposition agreements are usually contingent upon the other party incurring

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

liabilities that reach specified thresholds. As of June 30, 2017, except as otherwise set forth above in Legal Proceedings, Quanta does not believe any material liabilities for claims exist against it in connection with any of these indemnity obligations.
In the normal course of Quanta’s acquisition transactions, Quanta obtains rights to indemnification from the sellers or former owners of acquired companies for certain risks, liabilities and obligations arising from their prior operations, such as performance, operational, safety, workforce or tax issues, some of which Quanta may not have discovered during due diligence. However, the indemnities may not cover all of Quanta’s exposure for such pre-acquisition matters, and the indemnitors may be unwilling or unable to pay the amounts owed to Quanta. Accordingly, Quanta may incur expenses for which it is not reimbursed. Quanta is currently in the process of determining certain pre-acquisition obligations associated with non-U.S. payroll taxes that may be due from a business acquired by Quanta in 2013. As of June 30, 2017, Quanta had recorded $11.4 million as its estimate of the pre-acquisition tax obligations and a corresponding indemnification asset, as management expects to recover from the indemnity counterparties any amounts that Quanta may be required to pay in connection with any such obligations.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Electric Power Infrastructure Services	$1,300,729	$1,159,087	$2,520,231	$2,346,089
Oil and Gas Infrastructure Services	899,645	633,343	1,858,313	1,160,078
Consolidated	$2,200,374	$1,792,430	$4,378,544	$3,506,167
Operating income (loss):
Electric Power Infrastructure Services	$113,043	$75,934	$212,715	$163,258
Oil and Gas Infrastructure Services	67,751	11,899	106,568	17,740
Corporate and non-allocated costs	(71,003)	(52,364)	(134,418)	(108,235)
Consolidated	$109,791	$35,469	$184,865	$72,763
Depreciation:
Electric Power Infrastructure Services	$22,150	$22,937	$44,236	$45,882
Oil and Gas Infrastructure Services	18,134	17,254	35,498	33,055
Corporate and non-allocated costs	4,366	2,568	7,609	4,992
Consolidated	$44,650	$42,759	$87,343	$83,929
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
Foreign Operations
During the three months ended June 30, 2017 and 2016, Quanta derived $524.5 million and $335.6 million of its revenues from foreign operations. During the six months ended June 30, 2017 and 2016, Quanta derived $1.18 billion and $688.0 million of its revenues from foreign operations. Of Quanta’s foreign revenues, 80% and 78% were earned in Canada during the three months ended June 30, 2017 and 2016 and 82% and 73% were earned in Canada during the six months ended June 30, 2017 and 2016. In addition, Quanta held property and equipment of $331.6 million and $320.7 million in foreign countries, primarily Canada, as of June 30, 2017 and December 31, 2016.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

12. SUPPLEMENTAL CASH FLOW INFORMATION:

The net effect of changes in operating assets and liabilities, net of non-cash transactions, on cash flows from operating activities of continuing operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Accounts and notes receivable	$(31,605)	$105,399	$(126,443)	$264,394
Costs and estimated earnings in excess of billings on uncompleted contracts	(67,270)	(82,456)	(147,980)	(134,923)
Inventories	(3,529)	(2,256)	(4,798)	2,281
Prepaid expenses and other current assets	(29,355)	(13,513)	(33,637)	(11,687)
Accounts payable and accrued expenses and other non-current liabilities	(55,848)	33,968	13,641	10,324
Billings in excess of costs and estimated earnings on uncompleted contracts	48,020	(48,465)	36,206	(12,527)
Other, net	12,624	3,875	18,842	(999)
Net change in operating assets and liabilities, net of non-cash transactions	$(126,963)	$(3,448)	$(244,169)	$116,863

Additional supplemental cash flow information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cash (paid) received during the period for —
Interest paid related to continuing operations	$(4,044)	$(3,066)	$(7,506)	$(5,507)
Income taxes paid related to continuing operations	$(93,279)	$(27,038)	$(101,496)	$(33,524)
Income taxes paid related to discontinued operations	$—	$(437)	$—	$(6,080)
Income tax refunds related to continuing operations	$463	$785	$2,669	$1,679

During the three months ended June 30, 2017, Quanta entered into a non-cash transaction whereby Quanta accepted title to a marine vessel in satisfaction and discharge of a $7.1 million note receivable.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

13. SUBSEQUENT EVENT:

Acquisition
On July 20, 2017, Quanta acquired Stronghold, Ltd. and Stronghold Specialty, Ltd. (collectively Stronghold), a specialized services business located in the United States that provides high pressure and critical path solutions to the downstream and midstream energy markets. The aggregate consideration paid at closing for this acquisition was $360.0 million in cash and 2,693,680 shares of Quanta common stock, which had a fair value of approximately $90.0 million at the date of acquisition. Additionally, the acquisition includes the potential payment of up to approximately $100.0 million of contingent consideration, payable if the acquired business achieves certain financial targets. The results of the acquired business will be reflected in Quanta’s Oil and Gas Infrastructure Services segment and included in Quanta’s consolidated financial statements beginning on the date of acquisition. Due to the recent closing of this acquisition, certain financial information related to this acquisition, including the fair value of total consideration transferred or estimated to be transferred, is not yet finalized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report) and with our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report), which was filed with the Securities and Exchange Commission (SEC) on March 1, 2017 and is available on the SEC’s website at www.sec.gov and on our website, which is www.quantaservices.com. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in Uncertainty of Forward-Looking Statements and Information below, Item 1A. Risk Factors of Part II of this Quarterly Report and Item 1A. Risk Factors of Part I of our 2016 Annual Report.
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
We report our results under two reportable segments: (1) Electric Power Infrastructure Services and (2) Oil and Gas Infrastructure Services. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the six months ended June 30, 2017 were $4.38 billion, of which 57.6% was attributable to the Electric Power Infrastructure Services segment and 42.4% was attributable to the Oil and Gas Infrastructure Services segment.
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
The Oil and Gas Infrastructure Services segment provides comprehensive network solutions to customers involved in the development and transportation of natural gas, oil and other pipeline products. Services performed by the Oil and Gas Infrastructure Services segment generally include the design, installation, repair and maintenance of pipeline transmission and distribution systems, gathering systems, production systems, storage systems and compressor and pump stations, as well as related trenching, directional boring and mechanized welding services. In addition, this segment’s services include pipeline protection, integrity testing, rehabilitation and replacement, and fabrication of pipeline support systems and related structures and facilities. We also serve the offshore and inland water energy markets, primarily providing services to oil and gas exploration platforms, including mechanical installation (or “hook-ups”), electrical and instrumentation, pre-commissioning and commissioning, coatings, fabrication and marine asset repair. To a lesser extent, this segment designs, installs and maintains fueling systems, as well as water and sewer infrastructure. Through a recent acquisition discussed below, we expanded our service offerings in this segment to include catalyst maintenance and specialty mechanical turnaround services and enhanced our capabilities with respect to instrumentation and electrical services, piping, fabrication and storage tank services.
We also enter into strategic partnerships with customers and infrastructure investors to provide fully integrated infrastructure services on certain projects, including planning and feasibility analysis, engineering, design, procurement, construction financing and investment and project operation and maintenance. These projects include public-private partnerships, private infrastructure projects and concessions, along with build, own, operate and transfer and build to suit arrangements. As part of this strategy, we formed a partnership with select infrastructure investors that provides $750.0 million of capital available to invest in certain of these infrastructure projects, including $60.0 million from us.
Recent Investments, Acquisitions and Divestitures
Acquisitions
On July 20, 2017, we acquired Stronghold, Ltd. and Stronghold Specialty, Ltd. (collectively Stronghold), a specialized services business located in the United States that provides high pressure and critical path solutions to the downstream and midstream energy markets. The aggregate consideration paid at closing for Stronghold was $360.0 million in cash and 2,693,680 shares of Quanta common stock, which had a value of approximately $90.0 million at the date of acquisition. Additionally, the acquisition includes the potential payment of up to approximately $100.0 million of contingent consideration, payable if the acquired business achieves certain financial targets. The results of the acquired business will be reflected in our Oil and Gas Infrastructure Services segment and included in our consolidated financial statements beginning on the date of acquisition. Due to the recent closing of the acquisition, certain financial information related to this acquisition, including the fair value of total consideration transferred or estimated to be transferred, is not yet finalized.
During the second quarter of 2017, we acquired a communications infrastructure services contractor located in the United States, the results of which are generally included in our Electric Power Infrastructure Services segment. The aggregate consideration for this acquisition consisted of $5.6 million paid or payable in cash, subject to certain adjustments, and 288,666 shares of Quanta common stock, with a value of $8.3 million as of the acquisition date. The results of the acquired business have been included in our consolidated financial statements beginning on the date of acquisition.
During 2016, we completed five acquisitions. The results of four of the acquired companies are generally included in our Electric Power Infrastructure Services segment. These companies included an electrical infrastructure services company located in Australia, a utility contracting company located in Canada, a full service medium- and high-voltage powerline contracting company located in the United States and a communications services company located in Canada. We also acquired a pipeline service contractor located in the United States, the results of which are generally included in our Oil and Gas Infrastructure Services segment. The aggregate consideration for these acquisitions consisted of $75.9 million paid or payable in cash, subject to certain adjustments, 70,840 shares of Quanta common stock valued at $1.5 million as of the settlement date of the applicable acquisition, and contingent consideration payments of up to $39.5 million, which will be paid if certain financial targets are achieved. Based on the estimated fair value of this contingent consideration, we have recorded an $18.7 million liability. The results have been included in our consolidated financial statements beginning on the respective dates of acquisition.

Backlog
Backlog is not a term recognized under United States generally accepted accounting principles (US GAAP); however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by other companies.
Our backlog represents the amount of consolidated revenues that we expect to realize from future work under construction contracts, long-term maintenance contracts and master service agreements (MSAs). These estimates include revenues from the remaining portion of firm orders not yet completed and on which work has not yet begun, as well as revenues from change orders, renewal options, and funded and unfunded portions of government contracts to the extent that they are reasonably expected to occur. For purposes of calculating backlog, we include 100% of estimated revenues attributable to consolidated joint ventures and variable interest entities (VIEs). The following table presents our total backlog by reportable segment as of June 30, 2017 and December 31, 2016, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of		Backlog as of
	June 30, 2017		December 31, 2016
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services	$3,631,030	$6,759,848	$3,369,373	$6,657,431
Oil and Gas Infrastructure Services	1,709,023	2,422,907	2,483,963	3,092,341
Total	$5,340,053	$9,182,755	$5,853,336	$9,749,772
Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues, regulatory requirements and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. During the six month period ended June 30, 2017, we reduced our 12-month backlog for the Oil and Gas Infrastructure Services segment by approximately $100 million as a result of a cancellation of a natural gas pipeline project, for which we received a termination fee. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts may be terminated, typically upon 30 to 90 days notice, even if we are not in default under the contract. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends inherent in current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. In addition, many of our MSAs are subject to renewal options. As of June 30, 2017 and December 31, 2016, MSAs accounted for 45% and 42% of our estimated 12-month backlog and 53% and 53% of total backlog. There can be no assurance as to our customers’ actual requirements or that our estimates are accurate.
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
Additionally, our industry can be highly cyclical. Our volume of business may be adversely affected by declines or delays in new projects due to cyclicality, which may vary by geographic region. Project schedules, particularly in connection with larger, longer-term projects, can also create fluctuations in the services provided, which may adversely affect us in a given period. For example, in connection with larger, more complicated projects, the timing of obtaining permits and other approvals may be delayed, and we may need to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we are strategically positioned to deliver on such projects when they move forward. Examples of other items that may cause our results or demand for our services to fluctuate materially from quarter to quarter include: the financial condition of our customers and their access to capital; margins of projects performed during any particular period; economic, political and market conditions on a regional, national or global scale; our customers’ capital spending, including on larger pipeline and electrical infrastructure projects; oil, natural gas and natural gas liquids prices; the timing of acquisitions, the timing and magnitude of acquisition and integration costs associated with acquisitions; dispositions; equity in earnings (losses) of unconsolidated affiliates; impairments of goodwill, intangible assets, long-lived assets or investments; effective tax rates; and interest rates. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period. Please read Outlook and Understanding Margins for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.
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
Seasonal and geographical. Seasonal weather patterns can have a significant impact on margins. Generally, business is slower in the winter months versus the warmer months of the year, resulting in lower productivity and consequently reducing our ability to cover fixed costs. This can be offset somewhat by increased demand for electrical service and repair work resulting from severe weather. Additionally, project schedules, including when projects begin and when they are completed, may impact margins. The mix of business conducted in the areas we serve will also affect margins, as some areas offer the opportunity for higher margins than others due to the geographic characteristics associated with the physical location where the work is being performed. Such characteristics include whether the project is performed in an urban versus a rural setting or in a mountainous area or in open terrain. Site conditions, including unforeseen underground conditions, can also impact margins.
Weather. Adverse or favorable weather conditions can impact gross margins in a given period. For example, snowfall or rainfall in the areas in which we operate may negatively impact our revenues and margins due to reduced productivity, as projects may be delayed or temporarily placed on hold until weather conditions improve. Conversely, in periods when weather remains dry and temperatures are accommodating, more work can be done, sometimes at a lower cost. In some cases, severe weather, such as hurricanes and ice storms, can provide us with higher-margin emergency restoration service work.
Revenue mix. The mix of revenues derived from the industries we serve and the types of services we provide within an industry will impact margins, as certain industries and services provide higher-margin opportunities. Additionally, changes in our customers’ spending patterns can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenues.
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
Materials versus labor. Typically, our customers are responsible for supplying their own materials on projects; however, for some of our contracts we may agree to procure all or part of the required materials. Margins may be lower on projects where we furnish a significant amount of materials, including projects where we provide engineering, procurement and construction (EPC)

services, as our mark-up on materials is generally lower than on our labor costs. In a given period, an increase in the percentage of work with higher materials procurement requirements may decrease our overall margins.
Size, scope and complexity of projects. We may experience a decrease or fluctuations in margins when larger, more complex electric transmission and pipeline projects across the industries we serve experience significant delays. Larger projects with higher voltage capacities, larger diameter throughput capacities, increased engineering, design or construction complexities, more difficult terrain requirements or longer distance requirements typically yield opportunities for higher margins as we assume a greater degree of performance risk and allow for a higher degree of utilization of our resources for longer construction timeframes. Conversely, smaller or less complex electric transmission and pipeline projects typically provide lower margin opportunities as there are a greater number of competitors capable of performing in this market, and competitors at times may more aggressively pursue available volumes of work to absorb fixed costs. A greater mix of smaller scale or less complex electric transmission and pipeline work also could negatively impact margins due to the inefficiency of transitioning between a greater number of smaller projects versus continuous production on fewer larger projects. Our margins may be further impacted by delays in the timing of larger projects, extended bidding procedures for more complex EPC projects or temporary decreases in capital spending by our customers. Also, during these periods we may choose to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we are strategically positioned to deliver on larger, more complicated electric transmission or pipeline projects when they move forward.
Depreciation. We include depreciation in cost of services, which is common practice in our industry. However, this can make comparability of our margins to those of other companies difficult and must be taken into consideration when comparing us to other companies.
Insurance.  As discussed in Liquidity and Capital Resources - Self-Insurance, we are insured for employer’s liability, workers’ compensation, auto liability and general liability claims. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements. Margins could be impacted by fluctuations in insurance accruals as additional claims arise and as circumstances and conditions of existing claims change.
Performance risk. Margins may fluctuate because of the volume of work and the impact of pricing and job productivity, which can be affected both favorably and negatively by, among other things, weather, geography, customer decisions, project complexity and crew productivity. For example, when comparing a service contract between a current quarter and the comparable prior year’s quarter, factors affecting the gross margins associated with the revenues generated may include pricing under the contract, the volume of work performed under the contract, the mix of the type of work being performed and the productivity of the crews performing the work. Productivity can be influenced by many factors, including where the work is performed (e.g., rural versus urban area or mountainous or rocky area versus open terrain), whether the work is on an open or encumbered right of way, the impact of inclement weather, the effects of environmental restrictions or regulatory delays, the effect of protests or other political activity on a project, or the performance of third parties on a project. These types of factors are not practicable to quantify through accounting data, but each of these items may individually or in the aggregate have a direct impact on the gross margin of a specific project.
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

Results of Operations
As previously discussed, the results of acquired businesses have been included in the following results of operations beginning on their respective acquisition dates. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three and six month periods indicated (dollars in thousands):
Consolidated Results

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Revenues	$2,200,374	100.0%	$1,792,430	100.0%	$4,378,544	100.0%	$3,506,167	100.0%
Cost of services (including depreciation)	1,898,209	86.3	1,592,213	88.8	3,810,191	87.0	3,102,637	88.5
Gross profit	302,165	13.7	200,217	11.2	568,353	13.0	403,530	11.5
Selling, general and administrative expenses	185,880	8.4	156,607	8.7	370,432	8.5	315,131	9.0
Amortization of intangible assets	6,494	0.3	8,141	0.5	13,056	0.3	15,636	0.4
Operating income	109,791	5.0	35,469	2.0	184,865	4.2	72,763	2.1
Interest expense	(4,271)	(0.2)	(3,583)	(0.1)	(8,236)	(0.2)	(7,172)	(0.2)
Interest income	164	—	641	—	451	—	1,157	—
Other income (expense), net	(1,079)	—	(1,103)	(0.1)	(1,443)	—	(1,022)	—
Income before income taxes	104,605	4.8	31,424	1.8	175,637	4.0	65,726	1.9
Provision for income taxes	40,245	1.9	14,695	0.9	62,837	1.4	28,138	0.8
Net income	64,360	2.9	16,729	0.9	112,800	2.6	37,588	1.1
Less: Net income attributable to non-controlling interests	523	—	167	—	696	—	530	—
Net income attributable to common stock	$63,837	2.9%	$16,562	0.9%	$112,104	2.6%	$37,058	1.1%
Three months ended June 30, 2017 compared to the three months ended June 30, 2016
Revenues.  Revenues increased $407.9 million, or 22.8%, to $2.20 billion for the three months ended June 30, 2017. Contributing to the increase were additional revenues from oil and gas infrastructure services of $266.3 million and $141.6 million of additional revenues from electric power infrastructure services. The increase in revenues from oil and gas infrastructure services was primarily the result of increased capital spending by our customers on larger pipeline transmission projects. The timing of construction for these projects is highly variable due to delays associated with obtaining permits, as well as worksite access limitations related to environmental regulations and seasonality of weather patterns. The increase in revenues from electric power infrastructure services was primarily the result of increased customer spending associated with multiple types of services and project sizes, approximately $15 million in revenues from acquired companies and $8.1 million in additional emergency restoration services revenues. These increases were partially offset by less favorable foreign currency exchange rates during the three months ended June 30, 2017, which negatively impacted revenues by approximately $18 million and were primarily attributable to the relationship between the U.S. dollar and the Canadian dollar.
Gross profit.  Gross profit increased $101.9 million, or 50.9%, to $302.2 million for the three months ended June 30, 2017. Gross profit as a percentage of revenues increased to 13.7% for the three months ended June 30, 2017 from 11.2% for the three months ended June 30, 2016. The increases in gross profit and gross profit as a percentage of revenues were primarily due to the increase in revenues described above, as well as greater contributions from larger pipeline project margins, which typically yield higher margins. Also, gross profit and gross profit as a percentage of revenues for the second quarter of 2016 were negatively impacted by $30.5 million of project losses related to a power plant project in Alaska, which was substantially completed later in 2016.
Selling, general and administrative expenses.  Selling, general and administrative expenses increased $29.3 million, or 18.7%, to $185.9 million for the three months ended June 30, 2017. This increase was primarily attributable to $18.5 million in higher compensation costs, largely associated with higher incentive compensation based on current levels of profitability, as well as annual compensation increases and increased personnel to support business growth; $5.1 million in incremental costs associated with acquisitions; and $2.4 million in charitable contributions in connection with the formation of a non-profit line training school. Selling, general and administrative expenses as a percentage of revenues decreased to 8.4% for the three months ended June 30, 2017 from 8.7% for the three months ended June 30, 2016. This decrease was due primarily to the increase in revenues.

Amortization of intangible assets.  Amortization of intangible assets decreased $1.6 million to $6.5 million for the three months ended June 30, 2017. This decrease was primarily due to reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized, partially offset by increased amortization of intangible assets associated with more recently acquired companies.
Interest expense.  Interest expense increased $0.7 million to $4.3 million for the three months ended June 30, 2017 due to a higher weighted average interest rate and increased borrowing activity during the second quarter of 2017.
Provision for income taxes.  The provision for income taxes was $40.2 million for the three months ended June 30, 2017, with an effective tax rate of 38.5%. The provision for income taxes was $14.7 million for the three months ended June 30, 2016, with an effective tax rate of 46.8%. The lower effective tax rate for the three months ended June 30, 2017 was primarily due to a higher proportion of income before taxes from international jurisdictions, which are generally taxed at lower statutory rates, and the expiration of certain statute of limitations periods in December 2016, which resulted in a reduction of $0.6 million of interest expense associated with uncertain tax position liabilities.
Other comprehensive income. Other comprehensive income, net of taxes was a gain of $26.7 million in the three months ended June 30, 2017 compared to a gain of $3.1 million in the three months ended June 30, 2016. These gains were due to a strengthening of foreign currencies associated with our international operations, primarily the Canadian and Australian dollars, against the U.S. dollar as of June 30, 2017 when compared to March 31, 2017 and as of June 30, 2016 when compared to March 31, 2016.
Six months ended June 30, 2017 compared to the six months ended June 30, 2016
Revenues.  Revenues increased $872.4 million, or 24.9%, to $4.38 billion for the six months ended June 30, 2017. Contributing to the increase was a $698.2 million increase in revenues from oil and gas infrastructure services and a $174.1 million increase in revenues from electric power infrastructure services. The increase in revenues from oil and gas infrastructure services was primarily the result of increased capital spending by our customers on larger pipeline transmission projects. The timing of construction for these projects is highly variable due to delays associated with obtaining permits, as well as worksite access limitations related to environmental regulations and seasonality of weather patterns. The increase in revenues from electric power infrastructure services was primarily due to increased customer spending associated with multiple types of services and project sizes, $26.8 million in additional emergency restoration services revenues and approximately $25 million in revenues from acquired companies.
Gross profit.  Gross profit increased $164.8 million, or 40.8%, to $568.4 million for the six months ended June 30, 2017. Gross profit as a percentage of revenues increased to 13.0% for the six months ended June 30, 2017 from 11.5% for the six months ended June 30, 2016. The increases in gross profit and gross profit as a percentage of revenues were primarily due to the increase in revenues described above, as well as greater contributions from larger pipeline projects, which typically yield higher margins. Also, gross profit and gross profit as a percentage of revenues for the first six months of 2016 were negatively impacted by $51.8 million of project losses related to a power plant project in Alaska, which was substantially completed later in 2016.
Selling, general and administrative expenses.  Selling, general and administrative expenses increased $55.3 million, or 17.5%, to $370.4 million for the six months ended June 30, 2017. This increase was primarily attributable to $35.7 million in higher compensation costs, largely associated with higher incentive compensation based on current levels of profitability, as well as annual compensation increases and increased personnel to support business growth; $8.9 million in higher attorney fees and related expenses due to ongoing and resolved litigation, $4.2 million of which was associated with a matter involving our prior disposition of certain communications operations that was resolved in the first quarter of 2017; $4.5 million in incremental costs associated with acquired companies; $2.4 million in charitable contributions in connection with the formation of a non-profit line training school; and a $1.9 million loss associated with the planned sale of a construction barge. Other increases primarily include additional costs related to the support of increased revenues and costs associated with ongoing technology and business development initiatives. Partially offsetting these increases were $6.3 million in severance costs associated with the departure of our former president and chief executive officer and severance and restructuring costs primarily associated with certain operations within the Oil and Gas Infrastructure Services segment recognized in the six months ended June 30, 2016. Selling, general and administrative expenses as a percentage of revenues decreased to 8.5% for the six months ended June 30, 2017 from 9.0% for the six months ended June 30, 2016. This decrease was due primarily to the increase in revenues described above.
Amortization of intangible assets.  Amortization of intangible assets decreased $2.6 million to $13.1 million for the six months ended June 30, 2017. This decrease was primarily due to reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized, partially offset by increased amortization of intangible assets associated with more recently acquired companies.
Interest expense.  Interest expense increased $1.1 million to $8.2 million for the six months ended June 30, 2017 due to a higher weighted average interest rate and increased borrowing activity.

Provision for income taxes.  The provision for income taxes was $62.8 million for the six months ended June 30, 2017, with an effective tax rate of 35.8%. The provision for income taxes was $28.1 million for the six months ended June 30, 2016, with an effective tax rate of 42.8%. The lower effective tax rate for the six months ended June 30, 2017 was primarily due to a higher proportion of income before taxes from international jurisdictions, which are generally taxed at lower statutory rates; a discrete income tax benefit of $5.0 million associated with an accounting update adopted on January 1, 2017 that amended the accounting for share-based payments; and the expiration of certain statute of limitations periods in December 2016, which resulted in a reduction of $0.8 million of interest expense associated with uncertain tax position liabilities. The share-based payment accounting update is discussed further in Accounting Pronouncements - Adoption of New Accounting Pronouncements below.
Other comprehensive income. Other comprehensive income, net of taxes was a gain of $40.5 million in the six months ended June 30, 2017 compared to a gain of $63.7 million in the six months ended June 30, 2016. These gains were due to a strengthening of foreign currencies associated with our international operations, primarily the Canadian and Australian dollars, against the U.S. dollar as of June 30, 2017 when compared to December 31, 2016 and as of June 30, 2016 when compared to December 31, 2015.
Segment Results
The following table sets forth segment revenues and segment operating income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Revenues:
Electric Power Infrastructure Services	$1,300,729	59.1%	$1,159,087	64.7%	$2,520,231	57.6%	$2,346,089	66.9%
Oil and Gas Infrastructure Services	899,645	40.9	633,343	35.3	1,858,313	42.4	1,160,078	33.1
Consolidated revenues from external customers	$2,200,374	100.0%	$1,792,430	100.0%	$4,378,544	100.0%	$3,506,167	100.0%
Operating income (loss):
Electric Power Infrastructure Services	$113,043	8.7%	$75,934	6.6%	$212,715	8.4%	$163,258	7.0%
Oil and Gas Infrastructure Services	67,751	7.5	11,899	1.9	106,568	5.7	17,740	1.5
Corporate and non-allocated costs	(71,003)	N/A	(52,364)	N/A	(134,418)	N/A	(108,235)	N/A
Consolidated operating income	$109,791	5.0%	$35,469	2.0%	$184,865	4.2%	$72,763	2.1%
Three months ended June 30, 2017 compared to the three months ended June 30, 2016
Electric Power Infrastructure Services Segment Results
Revenues for this segment increased $141.6 million, or 12.2%, to $1.30 billion for the three months ended June 30, 2017. This increase was primarily due to increased customer spending associated with multiple types of services and project sizes, $15 million in revenues from acquired companies and $8.1 million in additional emergency restoration services revenues. These increases were partially offset by less favorable foreign currency exchange rates during the three months ended June 30, 2017, which negatively impacted revenues by approximately $10 million, primarily attributable to the relationship between the U.S. dollar and the Canadian dollar. Also partially offsetting these increases was a decrease in renewable energy services revenues due primarily to a lower volume of renewable energy projects and a reduction in revenues associated with a power plant project in Alaska that was substantially completed in the fourth quarter of 2016.
Operating income increased $37.1 million, or 48.9%, to $113.0 million for the three months ended June 30, 2017. Operating income as a percentage of segment revenues increased to 8.7% for the three months ended June 30, 2017 from 6.6% for the three months ended June 30, 2016. These increases were primarily due to the increase in revenues described above as well as the result of recognizing $30.5 million of project losses during the three months ended June 30, 2016 on a power plant project in Alaska. Partially offsetting these increases were slightly lower margins for our electric distribution services, primarily due to increased costs associated with hiring, training and developing an increased workforce to perform current and upcoming work, as well as variations in segment margins due to typical seasonality and the timing of project start dates and completions.

Oil and Gas Infrastructure Services Segment Results
Revenues for this segment increased $266.3 million, or 42.0%, to $899.6 million for the three months ended June 30, 2017. This increase was primarily the result of increased capital spending by our customers on larger pipeline transmission projects. The timing of construction for these projects is highly variable due to delays associated with obtaining permits, as well as worksite access limitations related to environmental regulations and seasonality of weather patterns.This increase was partially offset by less favorable foreign currency exchange rates during the three months ended June 30, 2017, which negatively impacted our international operations by approximately $8 million and was primarily attributable to the relationship between the U.S. dollar and the Canadian dollar.
Operating income increased $55.9 million, or 469.4%, to $67.8 million for the three months ended June 30, 2017. Operating income as a percentage of segment revenues increased to 7.5% for the three months ended June 30, 2017 from 1.9% for the three months ended June 30, 2016. These increases were primarily due to greater contributions from larger pipeline projects, which typically yield higher margins. In addition, overall higher revenues in the segment allowed for better coverage of fixed and overhead costs.
Corporate and Non-allocated Costs
Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended June 30, 2017 increased $18.6 million to $71.0 million as compared to the quarter ended June 30, 2016. This increase was primarily related to $12.0 million of higher compensation costs, largely associated with higher incentive and non-cash stock compensation expense based on current levels of profitability, $3.9 million in higher acquisition and integration costs, and $2.4 million in charitable contributions in connection with the formation of a non-profit line training school.
Six months ended June 30, 2017 compared to the six months ended June 30, 2016
Electric Power Infrastructure Services Segment Results
Revenues for this segment increased $174.1 million, or 7.4%, to $2.52 billion for the six months ended June 30, 2017. This increase was primarily due to increased customer spending associated with multiple types of services and project sizes, $26.8 million in additional emergency restoration services revenues and approximately $25 million in revenues from acquired companies. Partially offsetting these increases was a decrease in renewable energy services revenues due primarily to a lower volume of renewable energy projects and a reduction in revenues associated with a power plant project in Alaska that was substantially completed in the fourth quarter of 2016.
Operating income increased $49.5 million, or 30.3%, to $212.7 million for the six months ended June 30, 2017. Operating income as a percentage of segment revenues increased to 8.4% for the six months ended June 30, 2017 from 7.0% for the six months ended June 30, 2016. These increases primarily resulted from the recognition of $51.8 million of project losses on a power plant project in Alaska during the six months ended June 30, 2016, as well as incremental emergency restoration services revenues in the six months ended June 30, 2017, which typically yield higher margins. Partially offsetting these increases were slightly lower margins for our electric distribution services, primarily due to increased costs associated with hiring, training and developing an increased workforce to perform current and upcoming work, as well as variations in segment margins due to typical seasonality and the timing of project start dates and completions.
Oil and Gas Infrastructure Services Segment Results
Revenues for this segment increased $698.2 million, or 60.2%, to $1.86 billion for the six months ended June 30, 2017. This increase was primarily the result of increased capital spending by our customers on larger pipeline transmission projects. The timing of construction for these projects is highly variable due to delays associated with obtaining permits, as well as worksite access limitations related to environmental regulations and seasonality of weather patterns.
Operating income increased $88.8 million, or 500.7%, to $106.6 million for the six months ended June 30, 2017. Operating income as a percentage of segment revenues increased to 5.7% for the six months ended June 30, 2017 from 1.5% for the six months ended June 30, 2016. These increases were primarily due to greater contributions from larger pipeline projects, which typically yield higher margins. In addition, overall higher revenues in the segment allowed for better coverage of fixed and overhead costs. Also contributing to the increase in operating income was the favorable impact of a termination fee associated with a project cancellation. These increases were partially offset by the negative impact of adverse weather conditions on certain projects during the first quarter of 2017, as well as lower margins on two distribution MSAs due to unexpected delays in the release of work after crews were mobilized, also primarily occurring during the first quarter of 2017.

During the three months ended March 31, 2017, we experienced weather delays on a natural gas transmission project that resulted in an increase of the estimated total costs necessary to complete the project. Accordingly, during the three months ended March 31, 2017, we recognized estimated losses on the project of $16.5 million. During the three months ended June 30, 2017, the project advanced to 98% complete and the previously recognized loss was reduced by $5.0 million as a result of better than expected performance.
Corporate and Non-allocated Costs
Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the six months ended June 30, 2017 increased $26.2 million to $134.4 million as compared to the six months ended June 30, 2016. This increase was primarily due to $16.5 million of higher compensation costs, largely associated with higher incentive compensation based on current levels of profitability, and the $4.2 million of attorneys’ fees and related expenses associated with a matter involving our prior disposition of certain communications operations that was resolved in the three months ended March 31, 2017, $2.7 million in higher acquisition and integration costs, and $2.4 million in charitable contributions in connection with the formation of a non-profit line training school. These increases were partially offset by $4.0 million in costs associated with the departure of our former president and chief executive officer recognized in the six months ended June 30, 2016.
Liquidity and Capital Resources
Cash Requirements
Our cash and cash equivalents totaled $99.6 million and $112.2 million as of June 30, 2017 and December 31, 2016. As of June 30, 2017 and December 31, 2016, cash and cash equivalents held in domestic bank accounts were $31.4 million and $19.5 million, and cash and cash equivalents held in foreign bank accounts were $68.2 million and $92.7 million. As of June 30, 2017 and December 31, 2016, cash and cash equivalents held by our investments in joint ventures, which are either consolidated or proportionately consolidated, were $13.4 million and $11.5 million, of which $10.5 million and $10.0 million related to domestic joint ventures. Cash and cash equivalents held by the joint ventures are available to support joint venture operations, but we cannot utilize those assets to support our other operations. We generally have no right to a joint venture’s cash and cash equivalents other than participating in distributions and in the event of dissolution.
We were in compliance with the covenants under our credit agreement at June 30, 2017. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow through acquisitions or otherwise in the foreseeable future.
Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. Total capital expenditures are expected to range from $210 million to $225 million for 2017, of which we have spent $105.3 million through June 30, 2017.
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
Management continues to monitor the financial markets and general national and global economic conditions for factors that may affect our liquidity and capital resources. We consider our cash and cash equivalents investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash and cash equivalent investments with short-term maturities. Accordingly, we do not anticipate that any weakness in the capital markets will have a material impact on the principal amounts of our cash and cash equivalents or our ability to rely upon our credit facility for funds. To date, we have not experienced a loss of or lack of access to our cash or cash equivalents or funds under our credit facility; however, our access to invested cash and cash equivalents or availability under our credit facility could be impacted in the future by adverse conditions in the financial markets.
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

Sources and Uses of Cash
As of June 30, 2017, we had cash and cash equivalents of $99.6 million and working capital of $1.33 billion. We also had $324.7 million of outstanding letters of credit and bank guarantees, $225.1 million of which was denominated in U.S. dollars and $99.6 million of which was denominated in currencies other than the U.S. dollar, primarily in Australian or Canadian dollars. We also had $480.7 million of outstanding revolving loans under our credit facility, $326.4 million of which was denominated in U.S. dollars and $154.3 million of which was denominated in Canadian dollars. As of June 30, 2017, our $1.81 billion senior secured revolving credit facility, which matures on December 18, 2020, had $1.00 billion available for revolving loans or issuing new letters of credit or bank guarantees.
Operating Activities
Cash flow from operations is primarily influenced by demand for our services and operating margins but can also be influenced by working capital needs associated with the various types of services that we provide. In particular, working capital needs may increase when we commence large volumes of work under circumstances where project costs, primarily associated with labor, equipment and subcontractors, are required to be paid before the receivables resulting from the work performed are billed and collected. Accordingly, changes within working capital in accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, and billings in excess of costs and estimated earnings on uncompleted contracts are normally related and are typically affected on a collective basis by changes in revenue due to the timing and volume of work performed and variability in the timing of customer billings and payments. Additionally, working capital needs are generally higher during the summer and fall months due to increased demand for our services when favorable weather conditions exist in many of our operating regions. Conversely, working capital assets are typically converted to cash during the winter months. These seasonal trends can be offset by changes in the timing of projects due to delays or accelerations and other economic factors that may affect customer spending.
Operating activities of continuing operations provided net cash of $4.9 million during the three months ended June 30, 2017 as compared to $67.8 million provided during the three months ended June 30, 2016. This decrease in cash flows from operating activities of continuing operations was primarily due to increased working capital requirements related to the increase in the number and size of ongoing oil and gas infrastructure projects and to a lesser extent, electric power infrastructure projects, partially offset by more favorable operating results.
Operating activities of continuing operations provided net cash of $1.1 million during the six months ended June 30, 2017 as compared to $273.6 million provided during the six months ended June 30, 2016. This decrease in cash flows from operating activities of continuing operations was primarily due to increased working capital requirements related to the increase in the number and size of ongoing oil and gas infrastructure projects and, to a lesser extent, electrical infrastructure projects, partially offset by more favorable operating results.
Days sales outstanding (DSO) as of June 30, 2017 was 80 days, as compared to 74 days at June 30, 2016. This increase was primarily due to the impact of more favorable billing terms for certain projects ongoing in 2016 as compared to projects ongoing in 2017. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus costs and estimated earnings in excess of billings on uncompleted contracts less billings in excess of costs and estimated earnings on uncompleted contracts, divided by average revenues per day during the quarter.
Investing Activities
During the three months ended June 30, 2017, investing activities of continuing operations used net cash of $67.5 million as compared to $58.3 million used during the three months ended June 30, 2016. Investing activities of continuing operations in the second quarter of 2017 included $58.3 million used for capital expenditures; $9.2 million used for investments in unconsolidated affiliates, net of certain returns related to these investments; and $6.1 million used for acquisitions. These items were partially offset by $7.5 million of proceeds from the sale of property and equipment. Investing activities of continuing operations in the second quarter of 2016 included $60.9 million used for capital expenditures, partially offset by $5.2 million of proceeds from the sale of property and equipment.
During the six months ended June 30, 2017, investing activities of continuing operations used net cash of $114.7 million as compared to $142.3 million used in the six months ended June 30, 2016. Investing activities of continuing operations in the six months ended June 30, 2017 included $105.3 million used for capital expenditures; $13.0 million used for investments in unconsolidated affiliates, net of certain returns related to these investments; and $7.6 million used for acquisitions. These items were partially offset by $12.3 million of proceeds from the sale of property and equipment. Investing activities of continuing operations in the six months ended June 30, 2016 included $108.6 million used for capital expenditures and $39.7 million used in connection with acquisitions, partially offset by $10.3 million of proceeds from the sale of property and equipment.

As described above, we acquired Stronghold on July 20, 2017. The aggregate consideration paid at closing for this acquisition included $360.0 million in cash. Additionally, the acquisition includes the potential payment of up to $100.0 million of contingent consideration, payable if the acquired business achieves certain financial targets over a three-year period. Any contingent consideration that is earned will be paid at least 70% in cash, and we may elect to pay up to the full amount in cash.
Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. We also have various contractual obligations related to investments in unconsolidated affiliates and other capital commitments which are detailed in Contractual Obligations below. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or magnitude of the potential cash outlays for these initiatives.
Financing Activities
During the three months ended June 30, 2017, net cash provided by financing activities of continuing operations was $55.6 million as compared to net cash used of $1.8 million during the three months ended June 30, 2016. Financing activities of continuing operations in the three months ended June 30, 2017 included $58.9 million of net borrowings under our credit facility. Net borrowings during the three months ended June 30, 2017 were primarily utilized to fund additional working capital requirements associated with the increase in the number and size of ongoing oil and gas infrastructure projects.
During the six months ended June 30, 2017, net cash provided by financing activities of continuing operations was $99.9 million as compared to net cash used of $92.6 million in the six months ended June 30, 2016. Financing activities of continuing operations in the six months ended June 30, 2017 included $124.7 million of net borrowings under our credit facility, partially offset by $17.8 million of payments to satisfy tax withholding obligations associated with share-based compensation. Financing activities of continuing operations in the six months ended June 30, 2016 included $75.3 million of net repayments under our credit facility and $7.2 million of payments to satisfy tax withholding obligations associated with share-based compensation. Net borrowings during the six months ended June 30, 2017 were primarily utilized to fund additional working capital requirements associated with the increase in the number and size of ongoing oil and gas infrastructure projects. We anticipate that these projects will provide positive operating cash flows during the remainder of 2017 that will be available to reduce net borrowings.
Additionally, to fund payment of the cash portion of the consideration paid at closing for the Stronghold acquisition, we borrowed $360 million under our credit facility subsequent to June 30, 2017.

Stock Repurchases
During the second quarter of 2017, our board of directors approved a stock repurchase program that authorizes us to purchase, from time to time through June 30, 2020, up to $300.0 million of our outstanding common stock (the 2017 Repurchase Program). Repurchases under the 2017 Repurchase Program can be made in open market and privately negotiated transactions. As of June 30, 2017, we had not repurchased any shares of our common stock under the 2017 Repurchase Program.
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

During the third quarter of 2015, we also entered into an accelerated share repurchase arrangement (the ASR) to repurchase $750.0 million of our common stock under the 2015 Repurchase Program. Under the terms of the ASR, we paid $750.0 million to JPMorgan Chase Bank, National Association, London Branch (JPMorgan) and initially received 25.7 million shares of our common stock. The fair market value of these 25.7 million shares at the time of delivery was $600.0 million, and the repurchased shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock during the third quarter of 2015, reducing the weighted-average number of basic and diluted common shares used to calculate our earnings per share. The $150.0 million remaining under the ASR was recorded as an adjustment to “Additional Paid-In Capital” (APIC) during the third quarter of 2015 and was reclassified from APIC to treasury stock upon final settlement of the ASR on April 12, 2016. At final settlement and based on the final volume-weighted average share price during the term of the ASR, minus a discount and subject to other adjustments pursuant to the terms and conditions of the ASR, we received 9.4 million additional shares of our common stock from JPMorgan. The 2015 Repurchase Program ended on February 28, 2017, and we repurchased a total of 54.3 million shares of our common stock at a cost of $1.20 billion under the 2015 Repurchase Program. Other than the shares received at settlement of the ASR in the second quarter of 2016, no common stock was repurchased in the six months ended June 30, 2017 or 2016 under the 2015 Repurchase Program.

Debt Instruments
Credit Facility
On December 18, 2015, we entered into an amended and restated credit agreement with various lenders that provides for a $1.81 billion senior secured revolving credit facility maturing on December 18, 2020. The entire amount available under the credit facility may be used by us for revolving loans and letters of credit in U.S. dollars and certain alternative currencies. Up to $600.0 million of the credit facility may be used by certain of our subsidiaries for revolving loans and letters of credit in certain alternative currencies. Up to $100.0 million of the credit facility may be used for swing line loans in U.S. dollars, up to $50.0 million of the credit facility may be used for swing line loans in Canadian dollars and up to $30.0 million of the credit facility may be used for swing line loans in Australian dollars. In addition, subject to the conditions specified in the credit agreement, we have the option to increase the revolving commitments by up to $400.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes.
As of June 30, 2017, we had $324.7 million of outstanding letters of credit and bank guarantees, $225.1 million of which were denominated in U.S. dollars and $99.6 million of which were denominated in currencies other than the U.S. dollar, primarily in Australian or Canadian dollars. We also had $480.7 million of outstanding revolving loans under the credit facility, $326.4 million of which were denominated in U.S. dollars and $154.3 million of which were denominated in Canadian dollars. The remaining $1.00 billion was available for revolving loans or new letters of credit or bank guarantees. Additionally, to fund payment of the cash portion of the consideration paid at closing for the Stronghold acquisition, we borrowed $360.0 million under our credit facility subsequent to June 30, 2017.
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
The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement). The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on our assets. The credit agreement allows cash payments for dividends and stock repurchases subject to compliance with the following requirements (after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100.0 million of availability under the credit agreement and/or cash and cash equivalents on hand. As of June 30, 2017, we were in compliance with all of the covenants in the credit agreement.
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
Investments in Affiliates and Other Entities
Certain joint venture structures involve risks not directly reflected in our balance sheets. For example, we have guaranteed all of the obligations of certain joint ventures under contracts with the customer. Additionally, other joint venture arrangements qualify as a general partnership, for which we are jointly and severally liable for all of the obligations of the joint venture. In our joint venture arrangements, typically each joint venture party indemnifies the other party for any liabilities incurred in excess of the liabilities such other party is obligated to bear under the respective joint venture agreement.
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
We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of June 30, 2017, the maximum guaranteed residual value was $588.4 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.
Letters of Credit
Certain of our vendors require letters of credit to ensure reimbursement for amounts they disburse on our behalf, such as to beneficiaries under our self-funded insurance programs. In addition, from time to time, certain customers require us to post letters of credit to ensure payment of subcontractors and vendors and guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution, typically pursuant to our credit agreement. Each letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also be required to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future.
As of June 30, 2017, we had $324.7 million in outstanding letters of credit and bank guarantees securing our casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2017 and 2018. Upon maturity, it is expected that the majority of the letters of credit related to the casualty insurance program will be renewed for subsequent one-year periods.
Performance Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform , the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of the lenders that are party to our credit agreement, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. Subject to certain conditions and consistent with terms of our credit agreement, these security interests will be automatically released if we maintain a credit rating that meets two of the following three conditions: (i) a corporate credit rating that is BBB- or higher by Standard & Poor’s Rating Services, (ii) a corporate family rating that is Baa3 or higher by Moody’s Investors Services,

Inc. or (iii) a corporate credit rating that is BBB- or higher by Fitch Ratings, Inc. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future, which would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.
As of June 30, 2017, the total amount of outstanding performance bonds was estimated to be approximately $3.5 billion. Our estimated maximum exposure as it relates to the value of performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of our commitments under the performance bonds generally extinguishes concurrently with the expiration of our related contractual obligation. The estimated cost to complete these bonded projects was approximately $840 million as of June 30, 2017.
Additionally, from time to time, we guarantee the obligations of our wholly owned subsidiaries, including obligations in connection with certain contracts with customers, lease obligations, joint venture arrangements and, in some states, contractors’ licenses. We are not aware of any material obligations for performance or payment asserted against us under any of these guarantees.
Contractual Obligations
As of June 30, 2017, our future contractual obligations were as follows (in thousands):

	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Long-term debt - principal (1)	$482,521	$75	$153	$1,603	$480,690	$—	$—
Long-term debt - cash interest (2)	71	22	42	7	—	—	—
Operating lease obligations	278,061	58,794	83,916	56,978	34,264	19,605	24,504
Capital lease and related interest obligations (3)	2,492	620	1,181	691	—	—	—
Equipment purchase commitments	20,404	19,006	1,398	—	—	—	—
Capital commitment related to investments in unconsolidated affiliates (4)	59,770	35,326	—	24,444	—	—	—
Total	$843,319	$113,843	$86,690	$83,723	$514,954	$19,605	$24,504
(1) Amounts were recorded in our June 30, 2017 condensed consolidated balance sheet and included $480.7 million of outstanding revolving loans under our credit facility, which bear interest at variable market rates. Assuming the principal amount outstanding at June 30, 2017 remained outstanding and the interest rate in effect at June 30, 2017 remained the same, the annual cash interest expense with respect to the credit facility would be approximately $11.8 million, payable for the remainder of the term of the credit facility, which matures in December 2020.
(2) Amounts relate to cash interest expense on our fixed-rate long-term debt, which excludes the credit facility.
(3) Principal amounts of capital lease obligations were recorded in our June 30, 2017 condensed consolidated balance sheet.
(4) A return of capital from unconsolidated affiliates of approximately $56.3 million is anticipated in the fourth quarter of 2017 and is not included in these amounts. As of June 30, 2017, we had made aggregate contributions to this unconsolidated affiliate of $26.7 million and had received $3.0 million as a return of capital.

Equipment Purchase Commitments
We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of June 30, 2017, $19.0 million of production orders were issued with expected delivery dates in 2017, and $1.4 million of production orders were issued with expected delivery dates in 2018. Although we have committed to the purchase of these vehicles at the time of their delivery, we intend that these orders will be assigned to third party leasing companies and made available to us under certain of our master equipment lease agreements, which will release us from our capital commitment.
Capital Commitments Related to Investments in Unconsolidated Affiliates
We have excluded from the Contractual Obligations table additional capital commitments associated with investments in unconsolidated affiliates related to planned oil and gas infrastructure projects of $17.7 million because we are unable to determine the exact timing of these capital commitments. We anticipate these commitments to be paid by May 31, 2022, and as specific commitment amounts and their timing are determined, we will reflect such amounts in the Contractual Obligations table. Additionally, we formed a partnership with select infrastructure investors that provides $750.0 million of capital, including $60.0 million from us, available to invest in certain specified types of infrastructure projects.

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
The ultimate liability associated with the complete withdrawal of our subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. In March 2014, the Central States Plan provided revised estimates indicating that the total withdrawal liability based on certain withdrawal scenarios from 2011 through 2014 could range between $40.1 million and $55.4 million, which we believe to be the range of reasonably possible loss for this matter. Additionally, based on those estimates and allowing for the exclusion of amounts believed by management to have been improperly included in such estimates, we recorded an adjustment to cost of services during the three months ended March 31, 2014 to increase the recognized withdrawal liability to an amount within the range communicated to us by the Central States Plan. Given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the expense we recognized through June 30, 2017. Although we dispute the total liability owed to the Central States Plan, we continue to make monthly payments according to the terms of the January 2016 Notice and Demand while the parties determine the final withdrawal liability. As of June 30, 2017, we had made payments totaling $20.7 million toward the withdrawal liability assessment.
2013 Central States Plan Withdrawal Liability. On October 9, 2013, we acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of acquisition. Prior to the acquisition, the Central States Plan issued a Notice and Demand to the acquired company claiming a withdrawal liability in the total amount of $6.9 million and requiring payments to be made on this assessment while the dispute is ongoing. In connection with the acquisition, we recorded an initial liability of $4.8 million related to this withdrawal liability, and a portion of the purchase price for the acquired company was deposited into an escrow account to fund any withdrawal obligation in excess of the initial liability recorded. In January 2016, the Central States Plan issued a revised Notice and Demand claiming a withdrawal liability in the amount of $4.8 million. Although we continue to dispute the total liability owed to the Central States Plan, we continue to make monthly payments according to the terms of this revised Notice and Demand while the parties determine the final withdrawal liability. As of June 30, 2017, payments totaling $3.9 million had been made toward the withdrawal liability assessment.
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
Letters of Credit Fees and Commitment Fees
We have excluded from the Contractual Obligations table interest associated with letters of credit fees and commitment fees under our credit facility because the outstanding letters of credit, availability and applicable interest rates and fees are variable. For additional information regarding the interest rates and fees associated with borrowings under our credit facility, see Liquidity and Capital Resources - Debt Instruments - Credit Facility above.

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
Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of June 30, 2017 and December 31, 2016, the gross amount accrued for insurance claims totaled $238.1 million and $218.2 million, with $167.5 million and $162.0 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of June 30, 2017 and December 31, 2016 were $24.4 million and $8.7 million, of which $16.9 million and $0.4 million were included in prepaid expenses and other current assets and $7.5 million and $8.3 million were included in other assets, net.
We renew our insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel our coverage or determine to exclude certain items from coverage, or we may elect not to obtain certain types or incremental levels of insurance if we believe that the cost to obtain such coverage exceeds any additional benefits. In any such event, our overall risk exposure would increase, which could negatively affect our results of operations, financial condition and cash flows. The Contractual Obligations table excludes commitments associated with our insurance liabilities, as we are unable to determine the timing of payments related to these obligations.
Concentrations of Credit Risk
We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and our net receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts net of advanced billings with the same customer. Substantially all of our cash and cash equivalents are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest cash and cash equivalents in a diversified portfolio of what we believe to be high quality investments, which primarily include interest-bearing demand deposits, money market investments, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these cash and cash equivalents is subject to any material risk of loss, changes in economic conditions could impact the interest income we receive from these investments. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power and oil and gas companies, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States, Canada and Australia. Consequently, we are subject to potential credit risk related to changes in business and economic factors in these countries, which may be heightened as a result of uncertain economic and financial market conditions that have existed in recent years. However, we generally have certain statutory lien rights with respect to services provided. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services we have performed.
At June 30, 2017 and December 31, 2016, one customer within our Electric Power Infrastructure Services segment accounted for approximately 13% and 16% of our consolidated net receivable position. Portions of these net receivable balances were related to invoicing challenges and billing delays on two electric transmission projects located in remote regions of northeastern Canada, which resulted from changed site conditions requiring extensive quality assurance documentation and administrative requirements. During the second quarter of 2017, we and the customer reached a settlement and entered into a renegotiated contract, which eliminated the previous scheduling and billing issues and settled outstanding change orders.
Additionally, one customer within our Oil and Gas Infrastructure Services segment accounted for approximately 10% of our consolidated net receivable position at June 30, 2017. This same customer also accounted for approximately 10% of our consolidated revenues during the three and six months ended June 30, 2017. No other customers represented 10% or more of our consolidated net receivable position as of June 30, 2017 or December 31, 2016, and no other customers represented 10% or more of our consolidated revenues for the three and six months ended June 30, 2017 or 2016.

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
In March 2016, the FASB issued an update that amends the accounting for share-based payments in several key areas, including the treatment and cash flow presentation of tax effects related to the settlement of share-based payments and the accounting for forfeitures of share-based awards. The new guidance requires companies with share-based payments to record all tax effects related thereto at settlement (or expiration) through income tax expense on the statement of operations rather than through APIC within equity. This update also requires excess tax benefits to be classified as an operating activity on the statement of cash flows rather than reclassified as a financing activity and requires cash paid by an employer when withholding shares for the employee portion of taxes to be presented as a financing activity. The update also allows companies to either account for forfeitures of share-based payments as they occur or to estimate forfeitures. This guidance is required to be applied prospectively except for the classification of cash related to tax withholding, which requires retrospective application. We adopted this guidance effective January 1, 2017 and will continue to estimate forfeitures of share-based payments. Quanta anticipates increased volatility of income tax expense after adoption of this guidance, and during the three and six months ended June 30, 2017 recorded income tax benefits of $0.1 million and $5.0 million related to the settlement of share-based awards. APIC was not adjusted for amounts recorded prior to 2017, and therefore our retained earnings were not affected by the adoption of this guidance. Additionally, $1.2 million and $7.2 million was reclassified from an operating activity to a financing activity on our statements of cash flows for the three and six months ended June 30, 2016 associated with cash paid by us to satisfy tax withholding obligations for share-settled awards. Further, the presentation of excess tax benefits on the statements of cash flows is now shown as cash flows from operating activities rather than in financing activities. The excess tax benefits reclassified to operating activities for both the three and six months ended June 30, 2016 were $0.1 million.
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
We are currently evaluating the potential impact of this update on our consolidated financial statements and anticipate adopting the update using the modified retrospective transition method, which may result in a cumulative-effect adjustment recorded in retained earnings. While we are still evaluating the requirements of this update, we currently do not expect the update to materially affect our results of operations, financial position or cash flows. This preliminary conclusion is based on our belief that we will generally continue to recognize revenues from long-term service contracts over time as services are performed and the underlying obligation to the customer is fulfilled. We have identified and are in the process of implementing changes to our processes and internal controls to meet the reporting and disclosure requirements of this update and will adopt this update effective January 1, 2018.
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
In June 2016, the FASB issued an update that will change the way companies measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update will require companies to use an “expected loss” model for instruments measured at amortized cost and to record allowances for available-for-sale debt securities rather than reduce the carrying amounts. The update will also require disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. Companies will apply this standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements and will adopt this guidance by January 1, 2020.
In August 2016, the FASB issued an update intended to standardize the classification of certain transactions on the statement of cash flows. These transactions include contingent consideration payments made after a business combination, proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investments. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017 and requires application using a retrospective transition method. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements and will adopt this guidance by January 1, 2018.
In October 2016, the FASB issued an update that will require a reporting entity to recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance will not apply to intra-entity transfers of inventory. The income tax consequences from the sale of inventory from one member of a consolidated entity to another will continue to be deferred until the inventory is sold to a third party. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017. The modified retrospective method will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements and will adopt this guidance by January 1, 2018.

In November 2016, the FASB issued an update intended to standardize the classification of restricted cash and cash equivalents transactions on the statement of cash flows. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017. The retrospective transition method will be required for this new guidance. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements and will adopt this guidance by January 1, 2018.
In January 2017, the FASB issued an update intended to clarify whether transactions should be accounted for as acquisitions or disposals of assets or businesses. When substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or group is not a business. The update will require, among other things, that to be considered a business, a set of assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. Additionally, the update will remove the evaluation of whether a market participant could replace missing elements in order to consider the set of assets and activities a business, will provide more stringent criteria for sets without outputs and will narrow the definition of output. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017 and the prospective transition method will be required for this new guidance. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements and will adopt this guidance by January 1, 2018.
Also in January 2017, the FASB issued an update intended to simplify the subsequent measurement of goodwill by eliminating the second step in the current two-step goodwill impairment test. The update will require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if applicable. Additionally, the update will eliminate the requirement that a reporting unit with a zero or negative carrying amount perform a qualitative assessment and the second step of the two-step goodwill impairment test and will instead require disclosure of the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. This update is effective for interim and annual reporting periods beginning after December 15, 2019. The prospective transition method will be required for this new guidance. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements and will adopt this guidance by January 1, 2020.
In May 2017, the FASB issued an update providing guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. A modification should be accounted for unless the following characteristics of the award are unchanged: the fair value, the vesting conditions and the classification as an equity instrument or a liability instrument. The update is effective for interim and annual periods beginning after December 15, 2017and is required to be applied prospectively. We are evaluating the impact of the new accounting standard on our consolidated financial statements and will adopt the new standard by January 1, 2018.
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
Regulatory and environmental permitting processes remain a hurdle for some proposed transmission and renewable energy projects, and these factors continue to create uncertainty as to timing of this spending. In the near-term, our electric power infrastructure services operations, particularly with respect to larger transmission projects, have been impacted by regulatory delays. However, we expect many of these projects to move forward over a multi-year period. The timing and scope of projects can also be affected by other factors such as siting, right-of-way and unfavorable economic and market conditions. We anticipate many of these issues to be overcome and spending on transmission projects to be active over the next few years, and we currently have a number of these projects underway and expect this segment’s backlog to remain strong throughout 2017.
In the near-term, margins in our Electric Power Infrastructure Services segment have experienced pressure as construction of several large, high-voltage transmission projects has been delayed due to the challenging regulatory approval and permitting environment discussed above. Due to these delays and the general expectation that these projects have not been canceled, we believe there have been excess transmission contractor resources in the small and medium size transmission marketplace in some areas, resulting in increased competition and pricing pressure for those services. These factors, in addition to challenging regional economic conditions, have impacted our Canadian operations in particular. Over the past few quarters, we believe these competitive pressures and Canadian economic conditions have begun to stabilize. We will remain focused on maintaining our pricing discipline and believe competitive pressures could recede further as large, high-voltage transmission projects move forward and the small and medium size transmission market continues to grow.
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
Certain international regions present significant opportunities for growth over time across many of our operations. We are evaluating ways in which we can strategically apply our expertise in various foreign countries where infrastructure enhancements are increasingly important. For example, we are actively pursuing opportunities in growth markets where we can leverage our technology or proprietary work methods, such as our energized services, to establish a presence. In Canada, we are leveraging our electric power infrastructure services resources, relationships and reputation to expand and grow our communication infrastructure services operations. In addition, over the last several years we have successfully developed our telecommunication infrastructure services operations in several Latin American countries that could enable us to expand our infrastructure services to that region.

Oil and Gas Infrastructure Services Segment
We continue to see growth opportunities in our Oil and Gas Infrastructure Services segment, primarily in the installation and maintenance of larger pipeline and related facilities, as well as pipeline integrity, natural gas distribution systems, providing industrial services to the petroleum and petrochemical processing industries and specialty services such as horizontal directional drilling. In certain areas of North America, the existing pipeline system infrastructure is insufficient to support future development of unconventional shale formations and the Canadian oil sands. We believe that the development of such resources, though facing challenges in the near term, may continue over the long term and that building this infrastructure would take a number of years, which we expect should increase demand for our services over the long term.
Despite our positive long-term outlook, a challenging regulatory and permitting environment has caused delays of some larger pipeline projects during the past several years. These dynamics resulted in below average larger pipeline construction opportunities for us and the industry, and negatively impacted our Oil and Gas Infrastructure Services segment margins, in part as a result of our inability to adequately cover certain fixed costs. Margins for larger pipeline projects are also subject to significant performance risk, which can arise from adverse weather conditions, challenging geography, customer decisions and crew productivity. Our specific opportunities in the larger pipeline business are sometimes difficult to predict because of the seasonality of the bidding and construction cycles within the industry.
A number of larger pipeline projects from the North American shale formations and Canadian oil sands to power plants, refineries and other demand centers are in various stages of development. Most of the larger pipeline projects we are working on, have in backlog, or see as future potential opportunities are driven by natural gas production and demand. We believe the abundant natural gas supply, combined with attractive prices, will increase demand for natural gas in the future. The U.S. Energy Information Administration has stated that the number of natural gas-fired power plants built will increase significantly over the next two decades. Power generation from renewable energy sources also continues to increase and become a larger percentage of the overall power generation mix. We also believe natural gas will be the fuel of choice to provide backup power generation during times when renewable energy sources are not available. These factors could create a need for additional pipeline infrastructure to connect natural gas supplies to demand centers.

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
While there is risk that these projects will not move forward or could be delayed, we are encouraged by the proposed larger pipeline development plans and the successful progression of certain larger pipeline projects, which we believe are indicative of an improved and favorable larger pipeline market in North America. However, if oil and natural gas prices decline or remain at lower levels for a prolonged period, our outlook may change and demand for our oil and natural gas infrastructure services could be materially impacted.
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
We have also recently expanded our industrial services offerings to the petroleum and petrochemical industries, principally through our acquisition of a specialized services business that provides catalyst maintenance services, specialty mechanical turnaround services, instrumentation and electrical services, piping, fabrication and storage tank services. The trends discussed above pertaining to unconventional shale formations in North America and the Canadian oil sands also impact the downstream and midstream energy markets and demand for these services. Additionally, based on our review of industry analyst data, we believe North America should be the largest downstream maintenance market in the world over the next several years, and that processing facilities located along the United States Gulf Coast should have certain strategic advantages due to their access and proximity to affordable hydrocarbon resources. Other trends impacting demand for these services include process facility utilization rates, which have remained high in recent years, and overall refining facility capacity, which has also increased in recent years. In addition, there is a substantial installed base of industrial facilities that operate in a complex, high pressure and highly corrosive environment and require ongoing maintenance to ensure safe and efficient operations.
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
Overall, we remain optimistic about this segment’s operations going forward. From a near- and medium-term perspective, we continue to believe that larger pipeline opportunities can provide significant profitability, although these projects and the profits they generate are often subject to more cyclicality and execution risk than our other service offerings. We have also taken steps to diversify our operations in this segment through other services, such as pipeline integrity, pipeline logistics and industrial services.
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
Though some of the markets and services in our Oil and Gas Infrastructure Services segment remain challenged, we believe long-term dynamics create growth opportunities. In particular, we experienced backlog growth in 2016 primarily driven by new larger natural gas pipeline project awards and believe there could be similar opportunities available in the future. We also believe that our overall size and scope of service offerings allow us to leverage opportunities arising from the development of North American unconventional shale formations, the Canadian oil sands and coal seam gas and unconventional shale formations in Australia. Further, the anticipated increase in demand for our pipeline integrity, rehabilitation and replacement services, industrial services and other services in adjacent markets, could create attractive growth potential for us and help diversify our service offerings in both the near and long term.
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

•	The impact of existing or potential energy legislation;

•	Potential opportunities that may be indicated by bidding activity or similar discussions with customers;

•	The potential benefits from acquisitions or investments, including Stronghold;

•	The expected outcome of pending or threatened litigation;

•	Beliefs and assumptions about the collectability of receivables;

•	The business plans or financial condition of our customers;

•	Our plans and strategies;

•	Possible recovery on pending or contemplated change orders or other claims against customers or third parties; and

•	The current economic and regulatory conditions and trends in the industries we serve.
These forward-looking statements are not guarantees of future performance, involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control, and reflect management’s beliefs and assumptions based on information available at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be inaccurate or incorrect. Those statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Market conditions;

•	The effects of industry, economic, financial or political conditions outside our control, including weakness in the capital markets;

•	Quarterly variations in our operating results;

•	Trends and growth opportunities in relevant markets;

•
Delays, reductions in scope or cancellations of anticipated, pending or existing projects, including as a result of weather, regulatory or environmental processes, project performance issues, claimed forced majeure events, protests or other political activity on a project or our customers’ capital constraints;

•
The successful negotiation, execution, performance and completion of anticipated, pending and existing contracts, including the ability to obtain awards of projects on which we bid or are otherwise discussing with customers;

•	Our dependence on suppliers, subcontractors, equipment manufacturers and other third party contractors;

•	Our ability to attract and the potential shortage of skilled employees and our ability retain key personnel and qualified employees;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to these contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Adverse impacts from weather;

•	Our ability to generate internal growth;

•	Competition in our business, including our ability to effectively compete for new projects and market share;

•	The effect of natural gas, natural gas liquids and oil prices on our operations and growth opportunities and on our customers’ capital programs and the resulting impact on demand for our services;

•	The future development of natural resources;

•	The failure of existing or potential legislative actions and initiatives to result in increased demand for our services;

•
Liabilities associated with multiemployer pension plans, including underfunding of liabilities and termination or withdrawal liabilities, and the possibility of further increases in the liability associated with our withdrawal from a multiemployer pension plan;

•	Unexpected costs or liabilities that may arise from lawsuits, indemnity obligations or other claims asserted against us, including liabilities and costs for which we are self-insured or uninsured;

•	The outcome of pending or threatened litigation;

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

•	Our ability to successfully identify, complete, integrate and realize synergies from acquisitions, including Stronghold;

•
The potential adverse impact resulting from uncertainty surrounding acquisitions, including Stronghold, including the ability to retain key personnel from an acquired business and the potential increase in risks already existing in our operations;

•	The adverse impact of impairments of goodwill, other intangible assets, receivables, long-lived assets or investments;

•	Our growth outpacing our decentralized management and infrastructure;

•	Requirements relating to governmental regulation and changes thereto;

•	Inability to enforce our intellectual property rights or the obsolescence of such rights;

•	Risks related to the implementation of an information technology solution;

•	The impact of our unionized workforce on our operations, including labor stoppages or interruptions due to strikes or lockouts;

•	Potential liabilities and other adverse effects arising from occupational health and safety matters;

•
The cost of borrowing, availability of cash and credit, fluctuations in the price and volume of our common stock, debt covenant compliance, interest rate fluctuations and other factors affecting our financing and investing activities;

•	Fluctuations of prices of certain materials used in our business;

•	The ability to access sufficient funding to finance desired growth and operations;

•	Our ability to obtain performance bonds;

•	Potential exposure to environmental liabilities;

•	Our ability to meet the regulatory requirements applicable to us and our subsidiaries, including the Sarbanes-Oxley Act of 2002;

•	Rapid technological and other structural changes that could reduce the demand for our services;

•	New or changed tax laws, treaties or regulations;

•	Increased healthcare costs arising from healthcare reform legislation or other legislative action;

•	Regulatory changes that result in increased labor costs;

•	Significant fluctuations in foreign currency exchange rates; and

•
The other risks and uncertainties described elsewhere herein and in Item 1A. Risk Factors of Part I of our 2016 Annual Report and as may be detailed from time to time in our other public filings with the SEC.

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
The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and currency exchange rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our 2016 Annual Report . Our primary exposure to market risk relates to unfavorable changes in concentration of credit risk, interest rates and currency exchange rates.
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
Interest Rate Risk. As of June 30, 2017, we had no derivative financial instruments to manage interest rate risk. As such, we were exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of June 30, 2017, the fair value of our variable rate debt of $480.7 million approximated book value. Our weighted average interest rate on our variable rate debt for the three months ended June 30, 2017 was 2.49%. The annual effect on our pretax earnings of a hypothetical 50 basis point increase or decrease in variable interest rates would be approximately $2.4 million based on our June 30, 2017 balance of variable rate debt.
Foreign Currency Risk.  The U.S. dollar is the functional currency for the majority of our operations, which are primarily located within the United States. The functional currency for our foreign operations, which are primarily located in Canada and Australia, is typically the currency of the country in which the foreign operating unit is located. Accordingly, our financial performance is subject to fluctuation due to changes in foreign currency exchange rates relative to the U.S. dollar. During the three and six months ended June 30, 2017, revenues from our foreign operations accounted for 23.8% and 26.9% of our consolidated revenues. Fluctuations in foreign exchange rates during the three months ended June 30, 2017 caused an approximate decrease of $18 million in foreign revenues compared to the three months ended June 30, 2016. Fluctuations in foreign exchange rates during the six months ended June 30, 2017 caused an approximate increase of $2 million in foreign revenues compared to the six months ended June 30, 2016.
We are also subject to foreign currency risk with respect to sales, purchases and borrowings that are denominated in a currency other than the respective functional currencies of our operating units. To minimize the risk from changes in foreign currency exchange rates, we may enter into foreign currency derivative contracts to hedge our foreign currency risk on a cash flow basis. There were no outstanding foreign currency derivative contracts at June 30, 2017.
We also have foreign exchange risk related to cash and cash equivalents in foreign banks. Based on the balance of cash and cash equivalents in foreign banks of $68.2 million as of June 30, 2017, an assumed 5% adverse change to foreign exchange rates would result in a fair value decline of $3.4 million. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss)”, a separate component of stockholders’ equity.

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
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.  Risk Factors.
As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Item 1A. Risk Factors of Part I of our 2016 Annual Report. An investment in our common stock or other equity securities involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described herein and in our 2016 Annual Report. The matters specifically identified are not the only risks and uncertainties we face, and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results, and thus the value of an investment in our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities

None.
Issuer Purchases of Equity Securities During the Second Quarter of 2017
The following table contains information about our purchases of equity securities during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(2)

April 1-30, 2017	938	$34.83	—
May 1-31, 2017	20,894	$34.26	—
June 1-30, 2017	843	$31.21	—
Total	22,675		—	$300,000,000
_______________________________________

(1)
Includes shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock unit and performance unit awards or the settlement of previously vested but deferred restricted stock unit awards.

(2)
On May 25, 2017, we issued a press release announcing that our board of directors approved a stock repurchase program that authorizes us to purchase, from time to time through June 30, 2020, up to $300.0 million of our outstanding common stock. Repurchases under this program can be made in open market and privately negotiated transactions, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. This program does not obligate us to acquire any specific amount of common stock and may be modified or terminated by our board of directors at any time at its sole discretion and without notice. As of June 30, 2017, we had not repurchased any shares of our common stock under this program. Accordingly the entire $300.0 million remained available under the program.

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
10.1^
Quanta Services, Inc. 2017 Annual Incentive Plan - Corporate Employees, Quanta Services, Inc. 2017 Senior Leadership Long-Term Incentive Plan and Quanta Services, Inc. 2017 Discretionary Plan - All Employees (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed May 26, 2017 and incorporated herein by reference)

31.1	*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	*	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

_______________________________________

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTA SERVICES, INC.

By:	/s/ JERRY K. LEMON
Jerry K. Lemon Chief Accounting Officer
(Principal Accounting Officer)

Dated: August 8, 2017

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
10.1^
Quanta Services, Inc. 2017 Annual Incentive Plan - Corporate Employees, Quanta Services, Inc. 2017 Senior Leadership Long-Term Incentive Plan and Quanta Services, Inc. 2017 Discretionary Plan - All Employees (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed May 26, 2017 and incorporated herein by reference)

31.1	*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	*	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

_______________________________________

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements