Form 10-Q
period 2017-09-30
QUANTA SERVICES INC
filed 2017-11-09
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017.
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of November 2, 2017, the number of outstanding shares of Common Stock of the Registrant was 154,720,790. As of the same date, 449,929 exchangeable shares of a Canadian subsidiary of the Registrant associated with one share of Series G Preferred Stock of the Registrant were outstanding and an additional 36,183 exchangeable shares of another Canadian subsidiary of the Registrant were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$91,532	$112,183
Accounts receivable, net of allowances of $5,066 and $2,752	1,980,245	1,500,115
Costs and estimated earnings in excess of billings on uncompleted contracts	642,776	473,308
Inventories	86,391	88,548
Prepaid expenses and other current assets	147,295	114,591
Total current assets	2,948,239	2,288,745
Property and equipment, net of accumulated depreciation of $966,387 and $862,825	1,256,458	1,174,094
Other assets, net	223,486	101,028
Other intangible assets, net of accumulated amortization of $324,879 and $297,313	275,018	187,023
Goodwill	1,937,045	1,603,169
Total assets	$6,640,246	$5,354,059
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term debt	$2,804	$7,563
Accounts payable and accrued expenses	1,214,745	922,819
Billings in excess of costs and estimated earnings on uncompleted contracts	374,943	274,846
Total current liabilities	1,592,492	1,205,228
Long-term debt and notes payable, net of current maturities	760,208	353,562
Deferred income taxes	211,983	192,834
Insurance and other non-current liabilities	345,332	259,733
Total liabilities	2,910,015	2,011,357
Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 151,690,321 and 144,710,773 shares issued, and 151,206,729 and 144,710,773 shares outstanding	2	1
Exchangeable Shares, no par value, 3,986,112 and 6,515,453 shares issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Series G Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	1,878,040	1,749,306
Retained earnings	2,077,498	1,876,081
Accumulated other comprehensive loss	(192,187)	(271,673)
Treasury stock, 483,592 and 0 common shares	(35,823)	(14,288)
Total stockholders’ equity	3,727,530	3,339,427
Non-controlling interests	2,701	3,275
Total equity	3,730,231	3,342,702
Total liabilities and equity	$6,640,246	$5,354,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$2,609,307	$2,042,186	$6,987,851	$5,548,353
Cost of services (including depreciation)	2,258,676	1,739,604	6,068,867	4,842,241
Gross profit	350,631	302,582	918,984	706,112
Selling, general and administrative expenses	201,224	164,325	571,656	479,456
Amortization of intangible assets	8,979	8,094	22,035	23,730
Operating income	140,428	130,163	325,293	202,926
Interest expense	(6,058)	(3,726)	(14,294)	(10,898)
Interest income	196	874	647	2,031
Other income (expense), net	(2,371)	752	(3,814)	(270)
Income from continuing operations before income taxes	132,195	128,063	307,832	193,789
Provision for income taxes	42,346	54,516	105,183	82,654
Net income from continuing operations	89,849	73,547	202,649	111,135
Net income from discontinued operations	—	605	—	605
Net income	89,849	74,152	202,649	111,740
Less: Net income attributable to non-controlling interests	536	410	1,232	940
Net income attributable to common stock	$89,313	$73,742	$201,417	$110,800

Amounts attributable to common stock:
Net income from continuing operations	$89,313	$73,137	$201,417	$110,195
Net income from discontinued operations	—	605	—	605
Net income attributable to common stock	$89,313	$73,742	$201,417	$110,800

Basic earnings per share attributable to common stock:
Continuing operations	$0.57	$0.47	$1.29	$0.70
Discontinued operations	—	0.01	—	—
Net income attributable to common stock	$0.57	$0.48	$1.29	$0.70

Weighted average basic shares outstanding	157,484	155,024	155,796	158,090

Diluted earnings per share attributable to common stock:
Continuing operations	$0.56	$0.47	$1.28	$0.70
Discontinued operations	—	0.01	—	—
Net income attributable to common stock	$0.56	$0.48	$1.28	$0.70

Weighted average diluted shares outstanding	158,620	155,024	156,793	158,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$89,849	$74,152	$202,649	$111,740
Other comprehensive income, net of tax provision:
Foreign currency translation adjustment, net of tax of $0, $0, $0 and $0	38,980	(11,805)	79,486	51,864
Other comprehensive income (loss)	38,980	(11,805)	79,486	51,864
Comprehensive income	128,829	62,347	282,135	163,604
Less: Comprehensive income attributable to non-controlling interests	536	410	1,232	940
Total comprehensive income attributable to Quanta stockholders	$128,293	$61,937	$280,903	$162,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cash Flows from Operating Activities of Continuing Operations:
Net income	$89,849	$74,152	$202,649	$111,740
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations—
Income from discontinued operations	—	(605)	—	(605)
Depreciation	48,426	42,678	135,769	126,607
Amortization of intangible assets	8,979	8,094	22,035	23,730
Equity in losses of unconsolidated affiliates	2,755	89	5,506	648
Amortization of debt issuance costs	339	339	1,017	1,017
Gain on sale of property and equipment	(451)	(1,094)	(617)	(547)
Foreign currency (gain) loss	1,022	(104)	1,884	564
Provision for (recovery of) doubtful accounts	7	351	933	(576)
Deferred income tax provision (benefit)	(1,980)	(17,096)	1,650	(22,238)
Non-cash stock-based compensation	10,929	9,746	34,352	32,968
Changes in operating assets and liabilities, net of non-cash transactions	13,828	(185,078)	(230,341)	(68,215)
Net cash provided by (used in) operating activities of continuing operations	173,703	(68,528)	174,837	205,093
Cash Flows from Investing Activities of Continuing Operations:
Proceeds from sale of property and equipment	4,080	6,849	16,424	17,103
Additions of property and equipment	(62,997)	(35,874)	(168,278)	(144,424)
Cash paid for acquisitions, net of cash acquired	(352,887)	(28,248)	(360,522)	(67,958)
Investments in and return of equity from unconsolidated affiliates	(40,557)	(1,993)	(53,511)	(7,381)
Cash received from (paid for) other investments, net	676	802	(410)	1,882
Cash deposited to restricted cash	(659)	(1,191)	(778)	(1,149)
Net cash used in investing activities of continuing operations	(452,344)	(59,655)	(567,075)	(201,927)
Cash Flows from Financing Activities of Continuing Operations:
Borrowings under credit facility	812,503	709,100	2,060,597	2,060,088
Payments under credit facility	(541,040)	(625,416)	(1,664,424)	(2,051,687)
Payments on other long-term debt	(558)	(860)	(3,441)	(6,407)
Payments on short-term debt	—	—	(2,783)	(4,711)
Distributions to non-controlling interests	(443)	(612)	(1,806)	(612)
Payments related to tax withholding for share-based compensation	(329)	(258)	(18,134)	(7,490)
Exercise of stock options	—	146	25	360
Net cash provided by (used in) financing activities of continuing operations	270,133	82,100	370,034	(10,459)

Discontinued operations:
Net cash used in investing activities	—	—	—	(6,080)
Net cash used in discontinued operations	—	—	—	(6,080)

Effect of foreign exchange rate changes on cash and cash equivalents	475	1,105	1,553	1,968
Net decrease in cash and cash equivalents	(8,033)	(44,978)	(20,651)	(11,405)
Cash and cash equivalents, beginning of period	99,565	162,344	112,183	128,771
Cash and cash equivalents, end of period	$91,532	$117,366	$91,532	$117,366

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
Electric Power Infrastructure Services Segment
The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including the repair of infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and Quanta’s proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains renewable energy generation facilities, consisting of solar, wind and certain types of natural gas generation facilities, and related switchyards and transmission infrastructure. To a lesser extent, the segment also provides comprehensive communications infrastructure services to wireline, fiber and wireless carrier customers within the communications industry; services in connection with the construction of electric power generation facilities; the design, installation, maintenance and repair of commercial and industrial wiring; and the installation of traffic networks and cable and control systems for light rail lines.
Oil and Gas Infrastructure Services Segment
The Oil and Gas Infrastructure Services segment provides comprehensive network solutions to customers involved in the development and transportation of natural gas, oil and other pipeline products. Services performed by the Oil and Gas Infrastructure Services segment generally include the design, installation, repair and maintenance of pipeline transmission and distribution systems, gathering systems, production systems, storage systems and compressor and pump stations, as well as related trenching, directional boring and mechanized welding services. In addition, this segment’s services include pipeline protection, integrity testing, rehabilitation and replacement, and fabrication of pipeline support systems and related structures and facilities. Quanta also serves the offshore and inland water energy markets, primarily providing services to oil and gas exploration platforms, including mechanical installation (or “hook-ups”), electrical and instrumentation, pre-commissioning and commissioning, coatings, fabrication and marine asset repair. To a lesser extent, this segment designs, installs and maintains fueling systems, as well as water and sewer infrastructure. Through a recent acquisition discussed below, Quanta expanded its service offerings in this segment to include high-pressure and critical-path turnaround services to the downstream and midstream energy markets and enhanced its capabilities with respect to instrumentation and electrical services, piping, fabrication and storage tank services.
Acquisitions
On July 20, 2017, Quanta acquired Stronghold, Ltd. and Stronghold Specialty, Ltd. (collectively Stronghold), a specialized services business located in the United States that provides high-pressure and critical-path solutions to the downstream and midstream energy markets. The results of the acquired business are generally included in Quanta’s Oil and Gas Infrastructure Services segment and have been included in Quanta’s consolidated financial statements beginning on the date of acquisition.
During the nine months ended September 30, 2017, Quanta also completed two other acquisitions, which included a communications infrastructure services contractor and an electrical and communications contractor, both located in the United States. The results of these acquired businesses are generally included in Quanta’s Electric Power Infrastructure Services segment and have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition.
During 2016, Quanta completed five acquisitions. The results have been included in Quanta’s consolidated financial statements beginning on the respective dates of acquisition. See further discussion regarding these acquisitions in Note 4.

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
Use of Estimates and Assumptions
The preparation of financial statements in conformity with US GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, equity and other investments, loan receivables, purchase price allocations, acquisition-related contingent consideration, liabilities for self-insured and other claims and guarantees, multiemployer pension plan withdrawal liabilities, revenue recognition for construction contracts inclusive of contractual change orders and claims, share-based compensation, operating results of reportable segments, as well as the provision for income taxes and the calculation of uncertain tax positions.
Cash and Cash Equivalents
Quanta had cash and cash equivalents of $91.5 million and $112.2 million as of September 30, 2017 and December 31, 2016. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which are carried at fair value. At September 30, 2017 and December 31, 2016, cash equivalents were $8.3 million and $8.8 million, and consisted primarily of money market investments and money market mutual funds and are discussed further in Fair Value

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Measurements below. As of September 30, 2017 and December 31, 2016, cash and cash equivalents held in domestic bank accounts were $25.0 million and $19.5 million, and cash and cash equivalents held in foreign bank accounts were $66.5 million and $92.7 million. As of September 30, 2017 and December 31, 2016, cash and cash equivalents held by Quanta’s investments in joint ventures, which are either consolidated or proportionately consolidated, were $34.0 million and $11.5 million, of which $10.0 million and $10.0 million related to domestic joint ventures. Cash and cash equivalents held by the joint ventures are available to support joint venture operations, but Quanta cannot utilize those assets to support its other operations. Quanta generally has no right to the joint ventures’ cash and cash equivalents other than participating in distributions and in the event of dissolution.
Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts
Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates regarding, among other factors, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions, the ongoing relationship with the customer and uncertainties related to the resolution of disputed matters. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Material changes in customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect Quanta’s ability to collect amounts due from them. As of September 30, 2017 and December 31, 2016, Quanta had allowances for doubtful accounts on current receivables of $5.1 million and $2.8 million. Long-term accounts receivable are included within other assets.
Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.
The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of September 30, 2017 and December 31, 2016 were $298.4 million and $231.0 million and were included in “Accounts receivable.” Retainage balances with settlement dates beyond the next twelve months were included in “Other assets, net,” and as of September 30, 2017 and December 31, 2016 were $26.8 million and $5.2 million.
Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At September 30, 2017 and December 31, 2016, the balances of unbilled receivables included in accounts receivable were $393.0 million and $206.8 million.
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
If an operating unit experiences prolonged periods of declining revenues, operating margins or both, it may be at risk of failing step one of the goodwill impairment test. Certain operating units have experienced declines over the short-term due to challenging macroeconomic conditions in certain geographic areas and low oil and natural gas prices, which have negatively impacted customer spending and resulted in project cancellations and delays. Additionally, customer capital spending has been constrained as a result of an increasingly complex regulatory and permitting environment. Certain operating units within Quanta’s Oil and Gas Infrastructure Services Division that primarily operate within the midstream and smaller-scale transmission market have continued to be negatively impacted by these factors. Goodwill and intangible assets associated with these operating units were $72.2 million and $11.5 million at September 30, 2017. Quanta monitors these conditions and others to determine if it is necessary to perform step one of the fair-value based impairment test for one or more operating units prior to the annual impairment assessment. No interim impairment charges were recorded during the nine months ended September 30, 2017. Although Quanta is not aware of circumstances that would lead to a goodwill impairment at a reporting unit currently, circumstances such as a continued market decline, the loss of a major customer or other factors could impact the valuation of goodwill in the future.
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
Investments in Affiliates and Other Entities
In the normal course of business, Quanta enters into various types of investment arrangements, each having unique terms and conditions. These investments may include equity interests held by Quanta in business entities, including general or limited partnerships, contractual joint ventures, or other forms of equity or profit participation. These investments may also include Quanta’s participation in different financing structures, such as the extension of loans to project specific entities, the acquisition of convertible notes issued by project specific entities, or other strategic financing arrangements. Quanta also enters into strategic partnerships with customers and infrastructure investors to provide fully integrated infrastructure services on certain projects, including planning and feasibility analyses, engineering, design, procurement, construction and project operation and maintenance. These projects include public-private partnerships, private infrastructure projects and concessions, along with build, own, operate and transfer and build to suit arrangements. As part of this strategy, during the nine months ended September 30, 2017, Quanta formed a partnership with select investors that provides $1.0 billion of capital, including $80.0 million from Quanta, available to invest in certain of these infrastructure projects through July 1, 2024. Wholly owned subsidiaries of Quanta serve as the general partner of this partnership and as an independently operated registered investment adviser that manages the invested capital.
Quanta determines whether investments involve a variable interest entity (VIE) based on the characteristics of the subject entity. If the entity is determined to be a VIE, then management determines if Quanta is the primary beneficiary of the entity and whether or not consolidation of the VIE is required. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb significant losses of, or the right to receive significant benefits from, the VIE. When Quanta is deemed to be the primary beneficiary, the VIE is consolidated and the other party’s equity interest in the VIE is accounted for as a non-controlling interest. In cases where Quanta determines that it has an undivided interest in the assets, liabilities, revenues and profits of an unincorporated VIE (e.g., a general partnership interest), such amounts are consolidated on a basis proportional to Quanta’s ownership interest in the

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

unincorporated entity.
Investments in entities of which Quanta is not the primary beneficiary, but over which Quanta has the ability to exercise significant influence, are accounted for using the equity method of accounting. Quanta’s share of net income or losses from unconsolidated equity investments is reported as equity in earnings (losses) of unconsolidated affiliates, which is included in “Other income (expense)” in the condensed consolidated statements of operations. Equity investments are reviewed for impairment by assessing whether any decline in the fair value of the investment below the carrying value is other than temporary. In making this determination, factors such as the ability to recover the carrying amount of the investment and the inability of the investee to sustain an earnings capacity are evaluated in determining whether a loss in value should be recognized. Any impairment losses related to investments would be recognized in equity in earnings (losses) of unconsolidated affiliates. Equity method investments are carried at original cost and are included in “Other assets, net” in the condensed consolidated balance sheets and are adjusted for Quanta’s proportionate share of the investees’ income, losses and distributions.
Quanta has a minority ownership interest in a limited partnership that was selected during 2014 to build, own and operate a new electric transmission line and two substations in Alberta, Canada. The limited partnership contracted with a Quanta subsidiary to perform the engineering, procurement and construction (EPC) services for the project, and the Quanta subsidiary recognizes revenue and related cost of services as performance progresses on the project. However, due to Quanta’s ownership interest, a proportional amount of the EPC profit is deferred until the electric transmission line and related substations are constructed and ownership of the assets is deemed to be transferred to the third party customer. The profit deferral has been recorded as a decrease to the equity method investment included in “Other assets, net” in the accompanying condensed consolidated balance sheets and as a component of equity in earnings (losses) of unconsolidated affiliates, which is included in “Other income (expense)” in the condensed consolidated statements of operations. See Notes 8 and 10 for additional disclosures related to investments.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Quanta’s operating results for the three and nine months ended September 30, 2017 were impacted by less than 5% as a result of aggregate changes in contract estimates related to projects that were in progress at the beginning of the respective periods. Quanta’s operating results for the three months ended September 30, 2016 were positively impacted by 6.3% as a result of aggregate changes in contract estimates related to projects that were in progress at June 30, 2016, primarily due to the aggregate positive impact of numerous individually immaterial changes in estimates, which was generally due to better than expected performance. Quanta’s operating results for the nine months ended September 30, 2016 were impacted by less than 5% as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2015. However, operating results for the three and nine months ended September 30, 2016 included losses of $3.0 million and $54.8 million on a power plant construction project in Alaska due to performance issues that increased the estimated costs of the project. This project was substantially completed during the fourth quarter of 2016. The losses on this project were partially offset by the aggregate positive impact of numerous individually immaterial changes in profitability generally due to better than expected performance on projects that were in progress at December 31, 2015.
The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for contracts accounted for under the percentage-of-completion method. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for contracts accounted for under the percentage-of-completion method.
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
As of September 30, 2017 and December 31, 2016, Quanta recognized revenues of $115.5 million and $137.8 million related to change orders and/or claims that were in the process of being negotiated in the normal course of business.
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
As of September 30, 2017, the total amount of unrecognized tax benefits relating to uncertain tax positions was $31.8 million, a decrease from December 31, 2016 of $3.4 million. This decrease in unrecognized tax benefits resulted primarily from a $6.2 million decrease in reserves for uncertain tax positions resulting from the expiration of statute of limitations periods, partially offset by tax positions to be taken for 2017. Although the Internal Revenue Service completed its examination related to tax years 2010, 2011 and 2012 during the year ended December 31, 2016, certain subsidiaries remain under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $13.7 million as a result of settlement of these examinations or as a

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

result of the expiration of certain statute of limitations periods.
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
Stock-Based Compensation
Quanta recognizes compensation expense for restricted stock, restricted stock units (RSUs) and performance units to be settled in common stock based on the fair value of the awards at the date of grant, net of estimated forfeitures. The fair value of these awards is generally determined based on the number of shares or units granted and the closing price of Quanta’s common stock on the date of grant; however, the fair value of performance units with market-based metrics is determined using a Monte Carlo simulation valuation methodology. An estimate of future forfeitures, based on historical data, is utilized to determine the period expense. Such estimates are subject to change and may impact the value that will ultimately be recognized as compensation expense. The resulting compensation expense for performance unit and time-based RSU awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, and the resulting compensation expense for performance-based RSU awards is recognized using the graded vesting method over the requisite service period. The compensation

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

expense related to performance units can also vary from period to period based on changes in the total number of performance units that Quanta anticipates will vest. Payments made by Quanta to satisfy employee tax withholding obligations associated with awards settled in common stock are classified as financing cash flows.
Compensation expense associated with liability-based awards, such as RSUs that are expected to or may settle in cash, is recognized based on a remeasurement of the fair value of the award at the end of each reporting period. Upon settlement, the holders receive for each RSU an amount in cash equal to the fair market value on the settlement date of one share of Quanta common stock, as specified in the applicable award agreement. For additional information on Quanta’s restricted stock, RSU and performance unit awards, see Note 9.
Functional Currency and Translation of Financial Statements
The U.S. dollar is the functional currency for the majority of Quanta’s operations, which are primarily located within the United States. The functional currency for Quanta’s foreign operations, which are primarily located in Canada and Australia, is typically the currency of the country where the foreign operating unit is located and transacts the majority of its activities, including billings, financing, payroll and other expenditures. The treatment of foreign currency translation gains or losses is dependent upon management’s determination of the functional currency, and when preparing the consolidated financial statements, Quanta translates the financial statements of its foreign operating units from their functional currency into U.S. dollars. Statements of operations, comprehensive income and cash flows are translated at average monthly rates, while balance sheets are translated at month-end exchange rates. The translation of the balance sheet results in translation gains or losses, which are included as a separate component of equity under “Accumulated other comprehensive income (loss).” Gains and losses arising from transactions not denominated in functional currencies are included within “Other income (expense)” in the condensed consolidated statements of operations.
Comprehensive Income
Components of comprehensive income include all changes in equity during a period except those resulting from changes in Quanta’s capital-related accounts. Quanta records other comprehensive income (loss) for foreign currency translation adjustments related to its foreign operations and for other revenues, expenses, gains and losses that are included in comprehensive income but excluded from net income.
Litigation Costs and Reserves
Quanta records reserves when the likelihood of incurring a loss is probable and the amount of loss can be reasonably estimated. Costs incurred for litigation are expensed as incurred. Further details are presented in Note 10.
Fair Value Measurements
For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Certain assumptions and other information as they relate to these qualifying assets and liabilities are described below.
Contingent Consideration Liabilities. As of September 30, 2017 and December 31, 2016, financial instruments required to be measured at fair value on a recurring basis consisted primarily of Quanta’s acquisition-related contingent consideration liabilities, which represent the estimated fair value of future amounts payable to the former owners of acquired businesses. Payment of such consideration is contingent on the future financial performance of the acquired businesses, and the fair value of such consideration is estimated by management based on entity-specific assumptions that are evaluated on an ongoing basis. As of September 30, 2017 and December 31, 2016, the fair value of these contingent consideration liabilities totaled $70.9 million and $19.5 million, all of which was included in “Insurance and other non-current liabilities” on Quanta’s condensed consolidated balance sheet and none of which was earned as of such dates.
The fair values of the contingent consideration liabilities as of September 30, 2017 were determined using a Monte Carlo simulation valuation methodology based on probability-weighted financial performance projections and other inputs, including a discount rate and an expected volatility factor for each acquisition. The discount rates ranged from 1.1% to 1.8% depending on the settlement methods available and are generally based on a risk-free rate and/or Quanta’s cost of debt. The expected volatility factors ranged from 25.0% to 29.6% based on historical asset volatility of selected guideline public companies. The fair value determinations incorporate significant inputs not observable in the market. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3). Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. Quanta expects a significant portion of these liabilities to be settled by late 2020 or early 2021.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The majority of Quanta’s contingent consideration liabilities are subject to a maximum payment amount, which aggregated to $139.5 million as of September 30, 2017. One contingent consideration liability is not subject to a maximum payout amount, and the fair value of that liability was $1.0 million as of September 30, 2017.
Quanta’s aggregate contingent consideration liabilities can change due to additional business acquisitions, payments to settle outstanding liabilities, changes in the fair value of amounts owed, and foreign currency translation gains or losses. During the three and nine months ended September 30, 2017, the acquisition of Stronghold increased Quanta’s contingent consideration liabilities by $51.1 million. During the three and nine months ended September 30, 2016, acquisitions increased Quanta’s contingent consideration liabilities by $3.3 million and $18.7 million. Quanta made no payments related to contingent consideration during the three and nine months ended September 30, 2017 and no payments and a nominal payment during the three and nine months ended September 30, 2016. Fair value adjustments will be reflected in operating income on Quanta’s condensed consolidated statements of operations. No changes in the fair value of Quanta’s contingent consideration liabilities have occurred during the three and nine months ended September 30, 2017 and 2016.
Intangible Assets. In connection with Quanta’s acquisitions, identifiable intangible assets acquired typically include goodwill, backlog, customer relationships, trade names, covenants not-to-compete, patented rights and developed technology. Quanta utilizes the fair value premise as the primary basis for its valuation procedures, which is a market-based approach to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Quanta periodically engages the services of an independent valuation firm when a new business is acquired to assist management with this valuation process, including assistance with the selection of appropriate valuation methodologies and the development of market-based valuation assumptions. Based on these considerations, management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to determine the fair value of intangible assets acquired based on the appropriateness of each method in relation to the type of asset being valued. The assumptions used in these valuation methods are analyzed and compared, where possible, to available market data, such as industry-based weighted average costs of capital and discount rates, trade name royalty rates, public company valuation multiples and recent market acquisition multiples. In accordance with its annual impairment test during the quarter ended December 31, 2016, the carrying amounts of such assets, including goodwill, were compared to their fair values. The level of inputs used for these fair value measurements is the lowest level (Level 3). Quanta uses the assistance of third party specialists to develop valuation assumptions. Quanta believes that these valuation methods appropriately represent the methods that would be used by other market participants in determining fair value.
Investments and Financing Instruments. Quanta also uses fair value measurements in connection with the valuation of its investments in private company equity interests and financing instruments. These valuations require significant management judgment due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets. Typically, the initial costs of these investments are considered to represent fair market value, as such amounts are negotiated between willing market participants. On a quarterly basis, Quanta performs an evaluation of its investments to determine if an other-than-temporary decline in the value of each investment has occurred and whether the recorded amount of each investment will be realizable. If an other-than-temporary decline in the value of an investment occurs, a fair value analysis would be performed to determine the degree to which the investment was impaired and a corresponding charge to earnings would be recorded during the period. These types of fair market value assessments are similar to other nonrecurring fair value measures used by Quanta, which include the use of significant judgment and available relevant market data. Such market data may include observations of the valuation of comparable companies, risk adjusted discount rates and an evaluation of the expected performance of the underlying portfolio asset, including historical and projected levels of profitability or cash flows. In addition, a variety of additional factors may be reviewed by management, including, but not limited to, contemporaneous financing and sales transactions with third parties, changes in market outlook and the third-party financing environment.
Other. The carrying values of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of variable rate debt also approximates fair value. All of Quanta’s cash equivalents were categorized as Level 1 assets at September 30, 2017 and December 31, 2016, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In March 2016, the FASB issued an update that amends the accounting for share-based payments in several key areas, including the treatment and cash flow presentation of tax effects related to the settlement of share-based payments and the accounting for forfeitures of share-based awards. The new guidance requires companies with share-based payments to record all related tax effects at settlement (or expiration) through income tax expense on the statement of operations rather than through additional paid-in capital (APIC) within equity. This update also requires excess tax benefits to be classified as an operating activity on the statement of cash flows rather than reclassified as a financing activity and requires cash paid by an employer when withholding shares for the employee portion of taxes to be presented as a financing activity. The update also allows companies to either account for forfeitures of share-based payments as they occur or to estimate forfeitures. This guidance is required to be applied prospectively except for the classification of cash related to tax withholding, which requires retrospective application. Quanta adopted this guidance effective January 1, 2017 and will continue to estimate forfeitures of share-based payments. Quanta anticipates increased volatility of income tax expense after adoption of this guidance, and during the three and nine months ended September 30, 2017 recorded income tax benefits of $0.1 million and $5.1 million related to the settlement of share-based awards. APIC was not adjusted for amounts recorded prior to 2017, and therefore Quanta’s retained earnings were not affected by the adoption of this guidance. Additionally, $0.3 million and $7.5 million were reclassified from operating activities to financing activities on the statements of cash flows for the three and nine months ended September 30, 2016 associated with cash paid by Quanta to satisfy tax withholding obligations for share-settled awards. Further, the presentation of excess tax benefits on the statements of cash flows is now shown as cash flows from operating activities rather than in financing activities. The excess tax benefits reclassified to operating activities for the three and nine months ended September 30, 2016 were $0.5 million and $0.7 million.
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
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued an update that supersedes most current revenue recognition guidance, as well as some cost recognition guidance. The update requires that the recognition of revenue related to the transfer of goods or services to customers reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance is effective for fiscal years beginning on or after December 15, 2017 and can be applied on a full retrospective or modified retrospective basis, whereby the entity records a cumulative effect of initially applying this update at the date of initial application.
Quanta is currently evaluating the potential impact of this update on its consolidated financial statements and is planning to adopt the update using the modified retrospective transition method effective January 1, 2018, which will result in a cumulative-effect adjustment recorded in retained earnings. Quanta has evaluated the impact of this update on a sample of contracts expected to be representative of the population of contracts that will generate revenues in 2018 and based on the sample results does not expect the update to materially affect its results of operations, financial position or cash flows. Quanta has begun evaluating the impact of this update on the remainder of its contracts that are anticipated to generate revenues in 2018 and is in the process of implementing changes to its processes and controls to meet the reporting and disclosure requirements of this update.
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
In November 2016, the FASB issued an update intended to standardize the classification of restricted cash and cash equivalents transactions on the statement of cash flows. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017. The retrospective transition method will be required for this new guidance. Quanta is currently evaluating the impact of this authoritative guidance on its consolidated financial statements and will adopt this guidance by January 1, 2018.
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
In August 2017, the FASB issued an update which amends and simplifies existing guidance for presenting the economic effects of risk management activities in the financial statements. The update is effective for interim and annual periods beginning after December 15, 2018. The amended presentation and disclosure guidance is required only prospectively, but certain amendments, if applicable, could require a cumulative-effect adjustment. Quanta is evaluating the impact of this new standard on its consolidated financial statements and will adopt the new standard by January 1, 2019; however, as of September 30, 2017, Quanta had no hedging relationships outstanding.

4.	ACQUISITIONS:
On July 20, 2017, Quanta acquired Stronghold, a specialized services business located in the United States that provides high-pressure and critical-path solutions to the downstream and midstream energy markets. The aggregate consideration paid at closing for this acquisition was $360.0 million in cash and 2,693,680 shares of Quanta common stock, which had a fair value of approximately $81.3 million at the date of acquisition. Additionally, the acquisition includes the potential payment of up to $100.0 million of contingent consideration, payable if the acquired business achieves certain financial targets over a three-year period. Based on the estimated fair value of this contingent consideration, Quanta recorded a $51.1 million liability as of the date of acquisition. The results of the acquired business have generally been included in Quanta’s Oil and Gas Infrastructure Services segment and consolidated financial statements since the date of acquisition.
During the nine months ended September 30, 2017, Quanta also completed two other acquisitions, which included a communications infrastructure services contractor and an electrical and communications contractor, both located in the United States. The aggregate consideration for these acquisitions consisted of $11.9 million paid or payable in cash, subject to certain adjustments, and 288,666 shares of Quanta common stock, with a value of $8.3 million as of the respective acquisition dates. The results of the acquired businesses have generally been included in Quanta’s Electric Power Infrastructure Services segment and consolidated financial statements since the respective dates of acquisition.
During 2016, Quanta completed five acquisitions. The results of four of the acquired companies are generally included in Quanta’s Electric Power Infrastructure Services segment. These companies included an electrical infrastructure services company located in Australia, a utility contracting company located in Canada, a full service medium- and high-voltage powerline contracting company located in the United States and a communications services company located in Canada. Quanta also acquired a pipeline service contractor located in the United States, the results of which are generally included in Quanta’s Oil and Gas Infrastructure Services segment. The aggregate consideration for these acquisitions consisted of $75.9 million paid or payable in cash, subject to certain adjustments, 70,840 shares of Quanta common stock valued at $1.5 million as of the settlement date of the applicable acquisition, and contingent consideration payments of up to $39.5 million, payable if financial targets are achieved by certain of the acquired businesses. Based on the estimated fair value of this contingent consideration, Quanta recorded a total of $18.7 million in liabilities as of the applicable dates of acquisition. The results of the acquired businesses have been included in Quanta’s consolidated financial statements since the respective dates of acquisition.
Quanta is in the process of finalizing its assessments of the fair values of the acquired assets and assumed liabilities related to businesses acquired subsequent to September 30, 2016, and further adjustments to the purchase price allocations may occur. As of September 30, 2017, the estimated fair values of the net assets acquired and the estimated contingent consideration liabilities were preliminary, with possible updates primarily related to certain tax estimates, property and equipment, other intangible assets and the fair value of contingent consideration. The aggregate purchase consideration of the businesses acquired subsequent to September 30, 2016 through September 30, 2017 was preliminarily allocated to acquired assets and assumed liabilities, which resulted in a preliminary allocation of $97.4 million to net tangible assets, $103.8 million to identifiable intangible assets and $311.4 million to goodwill.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the aggregate consideration paid or payable as of September 30, 2017 for the 2017 acquisitions and 2016 acquisitions and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates, inclusive of any purchase price adjustments. This allocation requires a significant use of estimates and is based on information that was available to management at the time these consolidated financial statements were prepared (in thousands).

	2017		2016
	Stronghold	Other Acquisitions	All Acquisitions
Consideration:
Cash paid or payable	$360,009	$11,904	$75,941
Value of Quanta common stock issued	81,337	8,267	1,508
Contingent consideration	51,084	—	18,683
Fair value of total consideration transferred or estimated to be transferred	$492,430	$20,171	$96,132

Accounts receivable	$77,478	$7,157	$14,414
Costs and estimated earnings in excess of billings on uncompleted contracts	22,496	193	1,237
Other current assets	20,914	170	8,582
Property and equipment	51,258	1,480	44,863
Other assets	1,513	12	2,553
Identifiable intangible assets	95,700	8,091	11,467
Current liabilities	(82,418)	(2,798)	(12,097)
Deferred tax liabilities, net	—	—	(13,484)
Other long-term liabilities	(48)	—	(5,326)
Total identifiable net assets	186,893	14,305	52,209
Goodwill	305,537	5,866	43,923
	$492,430	$20,171	$96,132
Goodwill represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed. The 2017 and 2016 acquisitions strategically expanded Quanta’s Canadian, Australian and domestic electric power, oil and gas and communications service offerings, which Quanta believes contributes to the recognition of the goodwill. In connection with the 2017 acquisitions, as of the acquisition dates, goodwill of $5.9 million was recorded for the acquired businesses that were included within Quanta’s Electric Power Infrastructure Services Division, and goodwill of $305.5 million was recorded for Stronghold, which is included within Quanta’s Oil and Gas Infrastructure Services Division. In connection with the 2016 acquisitions, as of the acquisition dates and inclusive of purchase price adjustments, goodwill of $23.6 million was recorded for the acquired businesses included within Quanta’s Electric Power Infrastructure Services Division and goodwill of $20.3 million was recorded for the acquired business included within Quanta’s Oil and Gas Infrastructure Services Division. Goodwill of $311.4 million and $2.0 million related to the 2017 acquisitions and 2016 acquisitions is expected to be deductible for income tax purposes.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the estimated fair values of identifiable intangible assets for the 2017 acquisitions as of the acquisition dates and the related weighted average amortization periods by type (in thousands, except for weighted average amortization periods, which are in years).

	Estimated	Weighted Average
	Fair Value at	Amortization Period in Years
	Acquisition Dates	at Acquisition Dates
Customer relationships	$76,213	6.8
Backlog	333	2.0
Trade names	18,815	15.0
Non-compete agreements	8,430	5.0
Total intangible assets subject to amortization acquired in 2017 acquisitions	$103,791	8.1

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$2,631,137	$2,174,123	$7,234,193	$5,970,857
Gross profit	$355,830	$331,409	$978,446	$796,989
Selling, general and administrative expenses	$205,025	$184,014	$614,819	$541,328
Amortization of intangible assets	$10,022	$11,576	$29,926	$34,696
Net income from continuing operations	$89,839	$75,866	$205,344	$118,853
Net income from continuing operations attributable to common stock	$89,303	$75,456	$204,112	$117,913

Earnings per share from continuing operations:
Basic	$0.56	$0.48	$1.29	$0.73
Diluted	$0.56	$0.48	$1.28	$0.73

The pro forma combined results of operations for the three and nine months ended September 30, 2017 and 2016 were prepared by adjusting the historical results of Quanta to include the historical results of the 2017 acquisitions as if they occurred January 1, 2016 and the historical results of the 2016 acquisitions as if they occurred January 1, 2015. These pro forma combined historical results were adjusted for the following: a reduction of interest expense as a result of the repayment of outstanding indebtedness of the acquired businesses; a reduction of interest income or an increase in interest expense as a result of the cash consideration paid net of cash received; an increase in amortization expense due to the incremental intangible assets recorded; changes in depreciation expense within cost of services to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies; an increase in the number of outstanding shares of Quanta common stock; and reclassifications to conform the acquired companies’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition-related costs or any cost savings or other synergies that resulted or may result from the acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.
Revenues of approximately $87.2 million and a loss from continuing operations before income taxes of approximately $6.4 million, which included $3.2 million of acquisition-related costs, were included in Quanta’s consolidated results of operations for the three months ended September 30, 2017 related to the 2017 acquisitions. Revenues of approximately $89.4 million and a loss from continuing operations before income taxes of approximately $8.2 million, which included $5.4 million of acquisition-related

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

costs, were included in Quanta’s consolidated results of operations for the nine months ended September 30, 2017 related to the 2017 acquisitions.

5. GOODWILL AND OTHER INTANGIBLE ASSETS:
A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Infrastructure Services Division	Oil and Gas Infrastructure Services Division	Total
Balance at December 31, 2016:
Goodwill	$1,253,979	$388,923	$1,642,902
Accumulated impairment	—	(39,733)	(39,733)
	1,253,979	349,190	1,603,169

Goodwill acquired during 2017	5,866	305,537	311,403
Purchase price allocation adjustments	(619)	(659)	(1,278)
Foreign currency translation adjustments	14,767	8,984	23,751

Balance at September 30, 2017:
Goodwill	1,273,993	703,918	1,977,911
Accumulated impairment	—	(40,866)	(40,866)
	$1,273,993	$663,052	$1,937,045
Adjustments primarily represent changes in deferred tax liability estimates and would not have had a material impact on the consolidated financial statements in prior periods had these adjustments been booked at the respective acquisition dates.
Also, as described in Note 2, Quanta’s operating units are organized into one of Quanta’s two internal divisions, and accordingly the goodwill associated with the operating units has been aggregated on a divisional basis in the table above. These divisions are closely aligned with Quanta’s reportable segments, and operating units are assigned to a division based on the predominant type of work performed. From time to time, an operating unit may be reorganized between divisions if its predominant business evolves.
Quanta’s intangible assets subject to amortization and the remaining weighted average amortization periods related to such assets were as follows (in thousands except for weighted average amortization periods, which are in years):

	As of			As of			As of
	September 30, 2017			December 31, 2016			September 30, 2017
	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$328,087	$(129,000)	$199,087	$244,329	$(110,640)	$133,689	7.6
Backlog	136,529	(135,807)	722	133,592	(132,441)	1,151	1.0
Trade names	74,833	(15,929)	58,904	54,723	(12,855)	41,868	16.4
Non-compete agreements	37,906	(26,967)	10,939	29,212	(25,546)	3,666	4.2
Patented rights and developed technology	22,542	(17,176)	5,366	22,480	(15,831)	6,649	3.6
Total intangible assets subject to amortization	$599,897	$(324,879)	$275,018	$484,336	$(297,313)	$187,023	9.2
Amortization expense for intangible assets was $9.0 million and $8.1 million for the three months ended September 30, 2017 and 2016 and $22.0 million and $23.7 million for the nine months ended September 30, 2017 and 2016.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The estimated future aggregate amortization expense of intangible assets subject to amortization as of September 30, 2017 is set forth below (in thousands):

For the Fiscal Year Ending December 31,
Remainder of 2017	$10,142
2018	39,381
2019	37,229
2020	35,824
2021	33,478
Thereafter	118,964
Total	$275,018
6. PER SHARE INFORMATION:
The amounts used to compute the basic and diluted earnings per share attributable to common stock for the three and nine months ended September 30, 2017 and 2016 are illustrated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Amounts attributable to common stock:
Net income from continuing operations	$89,313	$73,137	$201,417	$110,195
Net income from discontinued operations	—	605	—	605
Net income attributable to common stock	$89,313	$73,742	$201,417	$110,800

Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	157,484	155,024	155,796	158,090
Effect of dilutive unvested non-participating stock-based awards	1,136	—	997	—
Weighted average shares outstanding for diluted earnings per share attributable to common stock	158,620	155,024	156,793	158,090
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Borrowings under credit facility	$757,543	$351,341
Other long-term debt, interest rates ranging from 2.4% to 4.3%	2,182	3,305
Capital leases, interest rates ranging from 2.5% to 5.5%	3,287	3,744
Total long-term debt obligations	763,012	358,390
Less — Current maturities of long-term debt	2,804	4,828
Total long-term debt obligations, net of current maturities	$760,208	$353,562
Quanta’s current maturities of long-term debt and short-term debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Short-term debt	$—	$2,735
Current maturities of long-term debt	2,804	4,828
Current maturities of long-term debt and short-term debt	$2,804	$7,563
Credit Facility
On December 18, 2015, Quanta entered into an amended and restated credit agreement with various lenders that provides for a $1.81 billion senior secured revolving credit facility. As discussed further in Note 13, on October 31, 2017, Quanta and the lenders entered into an amendment to the credit facility which, among other things, extended the maturity date from December 18, 2020 to October 31, 2022 and adjusted the interest rates applicable to certain borrowings. The entire amount available under the credit facility may be used by Quanta for revolving loans and letters of credit in U.S. dollars and certain alternative currencies. Up to $600.0 million of the credit facility may be used by certain subsidiaries of Quanta for revolving loans and letters of credit in certain alternative currencies. Up to $100.0 million of the credit facility may be used for swing line loans in U.S. dollars, up to $50.0 million of the credit facility may be used for swing line loans in Canadian dollars and up to $30.0 million of the facility may be used for swing line loans in Australian dollars. In addition, subject to the conditions specified in the credit agreement, Quanta has the option to increase the revolving commitments by up to $400.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes.
As of September 30, 2017, Quanta had $392.8 million of outstanding letters of credit and bank guarantees, $200.6 million of which were denominated in U.S. dollars and $192.2 million of which were denominated in currencies other than the U.S. dollar, primarily in Australian or Canadian dollars. Quanta also had $757.5 million of outstanding revolving loans under the credit facility, $697.4 million of which were denominated in U.S. dollars and $60.1 million of which were denominated in Canadian dollars. The remaining $659.7 million was available for revolving loans or new letters of credit or bank guarantees. Borrowings under Quanta’s credit facility and the applicable interest rates during the three and nine months ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Maximum amount outstanding under the credit facility during the period	$917,895	$518,556	$917,895	$518,607
Average daily amount outstanding under the credit facility	$760,418	$469,276	$564,178	$455,267
Weighted-average interest rate	2.66%	2.16%	2.60%	2.11%
Under the current credit agreement, from December 18, 2015 through the filing of Quanta’s compliance certificate in mid-November of 2017, amounts borrowed in U.S. dollars bear interest, at Quanta’s option, at a rate equal to either (i) the Eurocurrency Rate (as defined in the credit agreement) plus 1.125% to 2.125%, as determined based on Quanta’s Consolidated Leverage Ratio (as described below), or (ii) the Base Rate (as described below) plus 0.125% to 1.125%, as determined based on Quanta’s

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Consolidated Leverage Ratio. Amounts borrowed as revolving loans under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.125% to 2.125%, as determined based on Quanta’s Consolidated Leverage Ratio. Standby letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.125% to 2.125%, based on Quanta’s Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.675% to 1.275%, based on Quanta’s Consolidated Leverage Ratio. See Note 13 regarding changes to Quanta’s credit facility.
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
The credit agreement contains certain covenants, including (1) a maximum Consolidated Leverage Ratio of 3.0 to 1.0 (provided that in connection with certain permitted acquisitions in excess of $200.0 million, such ratio is 3.5 to 1.0 for the fiscal quarter in which the acquisition is completed and the two subsequent fiscal quarters) and (2) a minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement) of 3.0 to 1.0. As of September 30, 2017, Quanta was in compliance with all of the covenants in the credit agreement.
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
During the three months ended September 30, 2017 and 2016, no and 0.3 million exchangeable shares were exchanged for Quanta common stock. During the nine months ended September 30, 2017 and 2016, 2.5 million and 0.3 million exchangeable shares were exchanged for Quanta common stock. As of September 30, 2017, both shares of the Preferred Stock remained outstanding and 4.0 million exchangeable shares remained outstanding, of which 3.9 million were associated with the Preferred Stock.
Treasury Stock
Shares withheld for tax withholding obligations
Under the stock incentive plans described in Note 9, the tax withholding obligations of employees upon vesting of restricted stock, RSUs and performance units settled in common stock are typically satisfied by Quanta making such tax payments and withholding the number of vested shares having a value on the date of vesting equal to the tax withholding obligation. For the settlement of these employee tax liabilities, Quanta withheld 0.5 million and 0.4 million shares of Quanta common stock during the nine months ended September 30, 2017 and 2016, with a total market value of $18.2 million and $7.5 million. These shares and the related costs to acquire them were accounted for as adjustments to the balance of treasury stock.
Notional amounts recorded related to deferred compensation plans
For RSUs and performance units that vest but the settlement of which is deferred under Quanta’s deferred compensation plans, Quanta records an amount to treasury stock and an offsetting amount to APIC. No shares are recorded as treasury stock at vesting as the shares of Quanta common stock associated with deferred equity awards are not issued. Upon settlement of the deferred equity awards and issuance of the associated Quanta common stock, the original accounting entry is reversed. The net amounts recorded to treasury stock related to the deferred compensation plans during the three months ended September 30, 2017 and 2016 were none and $0.3 million, and the net amounts recorded to treasury stock related to the deferred compensation plans during the nine months ended September 30, 2017 and 2016 were $3.4 million and $8.2 million. An aggregate of $17.7 million was included in treasury stock for notional amounts related to deferred compensation plans at September 30, 2017.
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
Stock repurchases
During the second quarter of 2017, Quanta’s board of directors approved a stock repurchase program that authorizes Quanta to purchase, from time to time through June 30, 2020, up to $300.0 million of its outstanding common stock (the 2017 Repurchase Program). Repurchases under the 2017 Repurchase Program can be made in open market and privately negotiated transactions. As of September 30, 2017, Quanta had not repurchased any shares of its common stock under the 2017 Repurchase Program.
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
During the third quarter of 2015, Quanta also entered into an accelerated share repurchase arrangement (the ASR) to repurchase $750.0 million of its common stock under the 2015 Repurchase Program. Under the terms of the ASR, Quanta paid $750.0 million to JPMorgan Chase Bank, National Association, London Branch (JPMorgan) and initially received 25.7 million shares of its common stock. The fair market value of these 25.7 million shares at the time of delivery was $600.0 million, and the repurchased shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock during the third quarter of 2015, reducing the weighted-average number of basic and diluted common shares used to calculate Quanta’s earnings per share. The $150.0 million remaining under the ASR was recorded as an adjustment to APIC during the third quarter of 2015

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

and was reclassified from APIC to treasury stock upon final settlement of the ASR on April 12, 2016. At final settlement and based on the final volume-weighted average share price during the term of the ASR, minus a discount and subject to other adjustments, Quanta received 9.4 million additional shares of its common stock from JPMorgan. Quanta repurchased a total of 54.3 million shares of its common stock at a cost of $1.20 billion under the 2015 Repurchase Program prior to its termination on February 28, 2017. Other than the shares received at settlement of the ASR in the second quarter of 2016, no common stock was repurchased in the nine months ended September 30, 2017 or 2016 under the 2015 Repurchase Program.
Other
Under Delaware corporate law, treasury stock is not counted for quorum purposes or entitled to vote.
Non-controlling Interests
Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Quanta has determined that certain of these joint ventures are VIEs, with Quanta providing the majority of the infrastructure services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. Management has concluded that Quanta is the primary beneficiary of each of the joint ventures determined to be VIEs and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as “Non-controlling interests” in the accompanying condensed consolidated balance sheets. Net income attributable to the other joint venture members in the amounts of $0.5 million and $0.4 million for the three months ended September 30, 2017 and 2016 and $1.2 million and $0.9 million for the nine months ended September 30, 2017 and 2016 has been accounted for as a reduction of net income in deriving “Net income attributable to common stock” in the accompanying condensed consolidated statements of operations.
The carrying value of the investments held by Quanta in all of its VIEs was $2.7 million and $3.3 million at September 30, 2017 and December 31, 2016. The carrying value of investments held by the non-controlling interests in these VIEs at September 30, 2017 and December 31, 2016 was $2.7 million and $3.3 million. During the three months ended September 30, 2017 and 2016, distributions to non-controlling interests were $0.4 million and $0.6 million. During the nine months ended September 30, 2017 and 2016, distributions to non-controlling interests were $1.8 million and $0.6 million. There were no other changes in equity as a result of transfers to/from the non-controlling interests during the nine months ended September 30, 2017 or 2016. See Note 10 for further disclosures related to Quanta’s joint venture arrangements.
9. EQUITY-BASED COMPENSATION:
Stock Incentive Plans
On May 19, 2011, Quanta’s stockholders approved the 2011 Omnibus Equity Incentive Plan (the 2011 Plan). The 2011 Plan provides for the award of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock, RSUs, stock bonus awards, performance compensation awards (including performance units and cash bonus awards) or any combination of the foregoing. The purpose of the 2011 Plan is to attract and retain key personnel and provide participants with additional performance incentives by increasing their proprietary interest in Quanta. Employees, directors, officers, consultants or advisors of Quanta or its affiliates are eligible to participate in the 2011 Plan, as are prospective employees, directors, officers, consultants or advisors of Quanta who have agreed to serve Quanta in those capacities. An aggregate of 11,750,000 shares of Quanta common stock may be issued pursuant to awards granted under the 2011 Plan. Quanta also has a Restricted Stock Unit Plan (the RSU Plan), pursuant to which RSUs may be awarded to certain employees and consultants of Quanta’s Canadian operations. The 2011 Plan and the RSU Plan are referred to as the Plans.
Restricted Stock and RSUs to be Settled in Common Stock
During the three months ended September 30, 2017 and 2016, Quanta granted 0.2 million and a nominal amount of RSUs to be settled in common stock under the 2011 Plan with weighted average grant date fair values of $32.76 and $24.92. During the nine months ended September 30, 2017 and 2016, Quanta granted 1.4 million and 1.8 million RSUs to be settled in common stock under the 2011 Plan with weighted average grant date fair values of $37.20 and $22.13. The grant date fair value for awards of restricted stock and RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. RSUs to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs in equal installments over a two-year, three-year or five-year period following the date of grant. Holders of RSUs to be settled in common stock are entitled to receive a cash dividend equivalent payment equal to any cash dividend payable on account of common shares.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

During the three months ended September 30, 2017 and 2016, vesting activity consisted of 0.1 million and a nominal amount of RSUs settled in common stock with an approximate fair value at the time of vesting of $1.1 million and $1.4 million. During the nine months ended September 30, 2017 and 2016, vesting activity consisted of 1.5 million and 1.3 million shares of restricted stock and RSUs settled in common stock with an approximate fair value at the time of vesting of $55.4 million and $27.8 million.
During the three months ended September 30, 2017 and 2016, Quanta recognized $9.9 million and $8.8 million in non-cash stock compensation expense related to restricted stock and RSUs to be settled in common stock. During the nine months ended September 30, 2017 and 2016, Quanta recognized $31.2 million and $30.5 million in non-cash stock compensation expense related to restricted stock and RSUs to be settled in common stock. As of September 30, 2017, there was $44.5 million of total unrecognized compensation cost related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 1.83 years.
Performance Units to be Settled in Common Stock
Performance units awarded pursuant to the 2011 Plan provide for the issuance of shares of common stock upon vesting. These performance units cliff-vest at the end of a three-year performance period based on achievement of certain performance metrics established by Quanta’s compensation committee, including company performance goals and, with respect to certain awards, Quanta’s total shareholder return as compared to a predetermined group of peer companies. The final number of earned and vested performance units can range from 0% to 200% of the initial award based on the level of achievement, as determined by Quanta’s compensation committee.
During each of the three months ended September 30, 2017 and 2016, Quanta granted no performance units to be settled in common stock under the 2011 Plan. During each of the nine months ended September 30, 2017 and 2016, Quanta granted 0.3 million performance units to be settled in common stock under the 2011 Plan with a weighted average grant date fair value of $17.63 and $22.86 per unit. The grant date fair value for awards of performance units without market-based metrics was based on the market value of Quanta common stock on the date of grant applied to the total number of performance units that Quanta anticipates will vest. The grant date fair value for awards of performance units with market-based metrics, which were granted in the nine months ended September 30, 2017, was based on a fair value as determined using a Monte Carlo simulation valuation methodology using the following key inputs:

Valuation date stock price based on the March 22, 2017 closing stock price	$36.31
Expected volatility	36.00%
Risk-free interest rate	1.46%
Term in years	2.78
This fair value is expensed ratably over the three-year performance period and is adjusted for changes in the expected probability of achievement of the underlying goals and the resulting number of performance units anticipated to vest, so that the expense recognized is equivalent to the proportion of the three-year period that has expired, multiplied by the fair value of the number of performance units anticipated to vest. During the three months ended September 30, 2017 and 2016, Quanta recognized $1.0 million and $1.0 million in compensation expense associated with performance units. During the nine months ended September 30, 2017 and 2016, Quanta recognized $3.2 million and $2.5 million in compensation expense associated with performance units. During the three months ended September 30, 2017 and 2016, no performance units vested, and no shares of common stock were issued in connection with performance units. During the nine months ended September 30, 2017 and 2016, 0.1 million and no performance units vested, and 0.1 million and no shares of common stock were issued in connection with performance units. The fair value of the 0.1 million performance units that vested during the nine months ended September 30, 2017 was $4.3 million at the time of vesting.
RSUs to be Settled in Cash
Certain RSUs granted by Quanta under the Plans are settled solely in cash. These cash-settled RSUs are intended to provide plan participants with cash performance incentives that are substantially equivalent to the risks and rewards of equity ownership in Quanta, typically vest in equal installments over a two-year or three-year period following the date of grant, and are subject to forfeiture under certain conditions, primarily termination of service. Additionally, subject to certain restrictions, Quanta’s non-employee directors may elect to cash settle a portion of their RSU awards, which generally vest upon conclusion of the director service year. For RSUs settled in cash, the holders receive for each vested RSU an amount in cash equal to the fair market value of one share of Quanta common stock on the settlement date, as specified in the applicable award agreement.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Compensation expense related to RSUs to be settled in cash was $2.3 million and $2.0 million for the three months ended September 30, 2017 and 2016 and $6.2 million and $4.9 million for the nine months ended September 30, 2017 and 2016. Such expense is recorded in selling, general and administrative expenses. RSUs that are anticipated to be settled in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $1.4 million and $1.0 million to settle liabilities related to cash-settled RSUs in the three months ended September 30, 2017 and 2016 and $7.5 million and $4.4 million to settle liabilities related to cash-settled RSUs in the nine months ended September 30, 2017 and 2016. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $3.8 million and $5.1 million at September 30, 2017 and December 31, 2016.
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
During 2014, a limited partnership in which Quanta is a partner was selected for an engineering, procurement and construction (EPC) electric transmission project to construct approximately 500 kilometers of transmission line and two 500 kV substations. Quanta will provide turnkey EPC services for the entire project. As of September 30, 2017, Quanta made aggregate contributions to this unconsolidated affiliate of $67.3 million, received $3.1 million as a return of capital and had outstanding additional capital commitments associated with this project of $25.4 million, which are anticipated to be paid in 2019.
Additionally, as of September 30, 2017, Quanta had outstanding capital commitments associated with investments in unconsolidated affiliates related to planned oil and gas infrastructure projects of $17.3 million, of which $0.4 million is expected to be paid in the fourth quarter of 2017. The remaining $16.9 million of these capital commitments is anticipated to be paid by May 31, 2022. As described in Note 2, Quanta formed a partnership with select infrastructure investors that provides $1.0 billion of capital, including $80.0 million from Quanta, available to invest in certain specified infrastructure projects through July 1, 2024.
Leases
Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of September 30, 2017 (in thousands):

Operating Leases
Year Ending December 31 —
Remainder of 2017	$34,740
2018	104,091
2019	69,368
2020	43,544
2021	24,880
Thereafter	39,971
Total minimum lease payments	$316,594

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Rent expense related to operating leases was $67.4 million and $63.0 million for the three months ended September 30, 2017 and 2016 and $200.2 million and $177.8 million for the nine months ended September 30, 2017 and 2016.
Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta has agreed to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At September 30, 2017, the maximum guaranteed residual value was $614.0 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.
Contingent Consideration
As discussed in further detail in Note 2, Quanta is obligated to pay contingent consideration amounts to the former owners of certain acquired businesses in the event that such acquired businesses achieve specified financial performance metrics. As of September 30, 2017 and December 31, 2016, the estimated fair value of Quanta’s contingent consideration liabilities totaled $70.9 million and $19.5 million.
Committed Expenditures
Quanta has capital commitments for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of September 30, 2017, $4.7 million of production orders were issued with expected delivery dates in 2017, and $1.9 million of production orders were issued with expected delivery dates in 2018. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that these orders will be assigned to third party leasing companies and made available to Quanta under certain of its master equipment lease agreements, thereby releasing Quanta from its capital commitments.
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
Maurepas Project Dispute. During the third quarter of 2017, Maurepas Pipeline, LLC (Maurepas) notified QPS Engineering, LLC (QPS), a subsidiary of Quanta, of Maurepas’ assertion of a claim for liquidated damages allegedly arising from delay in mechanical completion of a project in Louisiana. Quanta disputes the claim and believes that QPS is not responsible for liquidated damages under the contract terms. The matter remains subject to contractual dispute resolution measures; however, either party may choose to institute a formal legal proceeding upon completion of such measures. If, upon final resolution of this matter, Quanta is unsuccessful, any such liquidated damages would be recorded by QPS as additional costs on the project, and Quanta believes the range of reasonably possible loss could be up to $22.0 million, which is the maximum liability for liquidated damages pursuant to the contract terms.
Lorenzo Benton v. Telecom Network Specialists, Inc., et al. In June 2006, plaintiff Lorenzo Benton filed a class action complaint in the Superior Court of California, County of Los Angeles, alleging various wage and hour violations against Telecom Network Specialists (TNS), a former subsidiary of Quanta. Quanta retained liability associated with this matter pursuant to the terms of Quanta’s sale of TNS in December 2012. Benton represents a class of workers that includes all persons who worked on certain TNS projects, including individuals that TNS retained through numerous staffing agencies. The plaintiff class in this matter is seeking damages for unpaid wages, penalties associated with the failure to provide meal and rest periods and overtime wages, interest and attorneys’ fees. In January 2017, the trial court granted a summary judgment motion filed by the plaintiff class and found that TNS was a joint employer of the class members and that it failed to provide adequate meal and rest breaks and failed to pay overtime wages. During the third quarter of 2017, a final motion for summary judgment on damages was filed by the plaintiff

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

class seeking approximately $11.1 million for its claims. Quanta believes the court’s decision on liability is not supported by controlling law and continues to contest its liability and the damage calculation asserted by the plaintiff class in this matter.
Additionally, in November 2007, TNS filed cross complaints for indemnity and breach of contract against the staffing agencies, which employed many of the individuals in question. In December 2012, the trial court heard cross-motions for summary judgment filed by TNS and the staffing agencies pertaining to TNS’s demand for indemnity. The court denied TNS’s motion and granted the motions filed by the staffing agencies; however, the California Appellate Court reversed the trial court’s decision in part and instructed the trial court to reconsider its ruling. In February 2017, the court denied a new motion for summary judgment filed by the staffing companies and stated that the staffing companies were liable to TNS for any damages owed to the class members that the staffing companies employed. TNS has filed a motion for summary judgment to formalize the trial court’s decision regarding the staffing companies’ liability.
The final amount of liability, if any, payable in connection with this matter remains the subject of pending litigation and will ultimately depend on various factors, including the outcome of Quanta’s appeal of the trial court’s ruling on liability, the final determination with respect to any damages owed by Quanta, and the solvency of the staffing agencies. Based on review and analysis of the trial court’s rulings on liability, Quanta does not believe, at this time, that it is probable this matter will result in a material loss. However, if Quanta is unsuccessful in this litigation and the staffing agencies are unable to fund damages owed to class members, Quanta believes the range of reasonably possible loss to Quanta upon final resolution of this matter could be up to approximately $11.1 million, plus attorneys’ fees and expenses of the plaintiff class.
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
At December 31, 2016, one customer within Quanta’s Electric Power Infrastructure Services segment accounted for approximately 16% of Quanta’s consolidated net receivable position. Portions of this net receivable balance were related to invoicing challenges and billing delays on two electric transmission projects located in remote regions of northeastern Canada, which resulted from changed site conditions requiring extensive quality assurance documentation and administrative requirements. During the second quarter of 2017, Quanta and the customer reached a settlement and entered into a renegotiated contract, which eliminated the previous scheduling and billing issues and settled outstanding change orders.
Additionally, one customer within Quanta’s Oil and Gas Infrastructure Services segment accounted for approximately 10% of Quanta’s consolidated net receivable position at September 30, 2017. This same customer also accounted for approximately 10% of Quanta’s consolidated revenues during the three and nine months ended September 30, 2017. No other customers represented 10% or more of Quanta’s consolidated net receivable position as of September 30, 2017 or December 31, 2016, and no other customers represented 10% or more of Quanta’s consolidated revenues for the three or nine months ended September 30, 2017 or 2016.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Self-Insurance
As discussed in Note 2, Quanta is insured for employer’s liability, workers’ compensation, auto liability, general liability and group health claims. As of September 30, 2017 and December 31, 2016, the gross amount accrued for insurance claims totaled $255.7 million and $218.2 million, with $198.3 million and $162.0 million considered to be long-term and included in “Insurance and other non-current liabilities.” Related insurance recoveries/receivables as of September 30, 2017 and December 31, 2016 were $45.1 million and $8.7 million, of which $0.5 million and $0.4 million were included in “Prepaid expenses and other current assets” and $44.6 million and $8.3 million were included in “Other assets, net.”
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
As of September 30, 2017, Quanta had $392.8 million in outstanding letters of credit and bank guarantees under its credit facility securing its casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2017 and 2018. Upon maturity, it is expected that the majority of the letters of credit related to the casualty insurance program will be renewed for subsequent one-year periods.
Performance Bonds and Parent Guarantees
In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. These performance bonds expire at various times ranging from mechanical completion of the related projects to a period extending beyond contract completion in certain circumstances, and as such a determination of maximum potential amounts outstanding requires the use of certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of Quanta’s bonded operating activity. As of September 30, 2017, the total amount of the outstanding performance bonds was estimated to be approximately $3.5 billion. Quanta’s estimated maximum exposure as it relates to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of its commitments under the performance bonds generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $889 million as of September 30, 2017.
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
The ultimate liability associated with the complete withdrawal of Quanta’s subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. In September 2017, the Central States Plan provided revised estimates indicating that the total withdrawal liability based on certain withdrawal scenarios could range between $42.2 million and $48.2 million. Quanta believes this to be the range of reasonably possible loss for this matter and previously recorded an adjustment to cost of services that is within such range. However, given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the expense Quanta recognized through September 30, 2017. Although Quanta disputes the total liability owed to the Central States Plan, it continues to make monthly payments according to the terms of the January 2016 Notice and Demand while the parties determine the final withdrawal liability. As of September 30, 2017, Quanta had made payments totaling $22.3 million toward the withdrawal liability assessment.
2013 Central States Plan Withdrawal Liability. On October 9, 2013, Quanta acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of acquisition. Prior to the acquisition, the Central States Plan issued a Notice and Demand to the acquired company claiming a withdrawal liability in the total amount of $6.9 million and requiring payments to be made on this assessment while the dispute is ongoing. In connection with the acquisition, Quanta recorded an initial liability of $4.8 million related to this withdrawal liability, and a portion of the purchase price for the acquired company was deposited into an escrow account to fund any withdrawal obligation in excess of the initial liability recorded. In January 2016, the Central States Plan issued a revised Notice and Demand claiming a withdrawal liability in the amount of $4.8 million. Although Quanta continues to dispute the total liability owed to the Central States Plan, it continues to make monthly payments according to the terms of this revised Notice and Demand while the parties determine the final withdrawal liability. As of September 30, 2017, payments totaling $4.0 million had been made toward the withdrawal liability assessment.
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
 Indemnities
Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Additionally, in connection with certain acquisitions and dispositions, Quanta has indemnified various parties against specified liabilities that those parties might incur in the future. The indemnities under acquisition or disposition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of September 30, 2017, except as otherwise set forth above in Legal Proceedings, Quanta does not believe any material liabilities for claims exist against it in connection with any of these indemnity obligations.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In the normal course of Quanta’s acquisition transactions, Quanta obtains rights to indemnification from the sellers or former owners of acquired companies for certain risks, liabilities and obligations arising from their prior operations, such as performance, operational, safety, workforce or tax issues, some of which Quanta may not have discovered during due diligence. However, the indemnities may not cover all of Quanta’s exposure for such pre-acquisition matters, and the indemnitors may be unwilling or unable to pay the amounts owed to Quanta. Accordingly, Quanta may incur expenses for which it is not reimbursed. Quanta is currently in the process of determining certain pre-acquisition obligations associated with non-U.S. payroll taxes that may be due from a business acquired by Quanta in 2013. As of September 30, 2017, Quanta had recorded $11.4 million as its estimate of the pre-acquisition tax obligations and a corresponding indemnification asset, as management expects to recover from the indemnity counterparties any amounts that Quanta may be required to pay in connection with any such obligations.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Electric Power Infrastructure Services	$1,504,752	$1,222,432	$4,024,983	$3,568,521
Oil and Gas Infrastructure Services	1,104,555	819,754	2,962,868	1,979,832
Consolidated	$2,609,307	$2,042,186	$6,987,851	$5,548,353
Operating income (loss):
Electric Power Infrastructure Services	$150,054	$118,998	$362,769	$282,256
Oil and Gas Infrastructure Services	58,508	65,661	165,076	83,401
Corporate and non-allocated costs	(68,134)	(54,496)	(202,552)	(162,731)
Consolidated	$140,428	$130,163	$325,293	$202,926
Depreciation:
Electric Power Infrastructure Services	$23,996	$22,906	$68,232	$68,788
Oil and Gas Infrastructure Services	20,737	17,296	56,235	50,351
Corporate and non-allocated costs	3,693	2,476	11,302	7,468
Consolidated	$48,426	$42,678	$135,769	$126,607
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
Foreign Operations
During the three months ended September 30, 2017 and 2016, Quanta derived $653.1 million and $459.6 million of its revenues from foreign operations. During the nine months ended September 30, 2017 and 2016, Quanta derived $1.83 billion and $1.15 billion of its revenues from foreign operations. Of Quanta’s foreign revenues, 80% and 78% were earned in Canada during the three months ended September 30, 2017 and 2016 and 81% and 75% were earned in Canada during the nine months ended September 30, 2017 and 2016. In addition, Quanta held property and equipment of $334.0 million and $320.7 million in foreign countries, primarily Canada, as of September 30, 2017 and December 31, 2016.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

12. SUPPLEMENTAL CASH FLOW INFORMATION:

The net effect of changes in operating assets and liabilities, net of non-cash transactions, on cash flows from operating activities of continuing operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Accounts and notes receivable	$(272,131)	$(177,832)	$(398,574)	$86,562
Costs and estimated earnings in excess of billings on uncompleted contracts	20,981	(35,075)	(126,999)	(169,998)
Inventories	13,525	(12,405)	8,727	(10,124)
Prepaid expenses and other current assets	10,495	19,664	(23,142)	7,977
Accounts payable and accrued expenses and other non-current liabilities	203,743	105,362	217,384	115,686
Billings in excess of costs and estimated earnings on uncompleted contracts	43,836	(78,306)	80,042	(90,833)
Other, net	(6,621)	(6,486)	12,221	(7,485)
Net change in operating assets and liabilities, net of non-cash transactions	$13,828	$(185,078)	$(230,341)	$(68,215)

Additional supplemental cash flow information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cash (paid) received during the period for —
Interest paid related to continuing operations	$(5,808)	$(3,344)	$(13,314)	$(8,851)
Income taxes paid related to continuing operations	$(3,616)	$(21,799)	$(105,112)	$(55,323)
Income taxes paid related to discontinued operations	$—	$—	$—	$(6,080)
Income tax refunds related to continuing operations	$5,058	$2,554	$7,727	$4,233

During the nine months ended September 30, 2017, Quanta entered into a non-cash transaction whereby Quanta accepted title to a marine vessel in satisfaction and discharge of a $7.1 million note receivable.

13. SUBSEQUENT EVENT:

Credit Facility
On October 31, 2017, Quanta entered into an amendment to its amended and restated credit agreement with various lenders that provides for a $1.81 billion senior secured revolving credit facility, which, among other things, extended the maturity date of the credit facility from December 18, 2020 to October 31, 2022 and adjusted the interest rates for certain borrowings. Pursuant to the amendment and subsequent to filing of Quanta’s compliance certificate in mid-November of 2017, amounts borrowed in U.S. dollars will bear interest, at Quanta’s option, at a rate equal to either (i) the Eurocurrency Rate plus 1.125% to 2.000%, as determined based on Quanta’s Consolidated Leverage Ratio, or (ii) the Base Rate plus 0.125% to 1.000%, as determined based on Quanta’s Consolidated Leverage Ratio. Amounts borrowed as revolving loans under the credit agreement in any currency other than U.S. dollars will bear interest at a rate equal to the Eurocurrency Rate plus 1.125% to 2.000%, as determined based on Quanta’s Consolidated Leverage Ratio. Additionally, subsequent to mid-November of 2017, standby or commercial letters of credit issued under the credit agreement will be subject to a letter of credit fee of 1.125% to 2.000%, based on Quanta’s Consolidated Leverage Ratio, and Performance Letters of Credit issued under the credit agreement in support of certain contractual obligations will be subject to a letter of credit fee of 0.675% to 1.150%, based on Quanta’s Consolidated Leverage Ratio. See Note 7 for additional information regarding Quanta’s credit facility.

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
We report our results under two reportable segments: (1) Electric Power Infrastructure Services and (2) Oil and Gas Infrastructure Services. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the nine months ended September 30, 2017 were $6.99 billion, of which 57.6% was attributable to the Electric Power Infrastructure Services segment and 42.4% was attributable to the Oil and Gas Infrastructure Services segment.
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
The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including the repair of infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and our proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains renewable energy generation facilities, consisting of solar, wind and certain types of natural gas generation facilities, and related switchyards and transmission infrastructure. To a lesser extent, the segment also provides comprehensive communications infrastructure services to wireline, fiber and wireless carrier customers within the communications industry; services in connection with the construction of electric power generation facilities; the design, installation, maintenance and repair of commercial and industrial wiring; and the installation of traffic networks and cable and control systems for light rail lines.
The Oil and Gas Infrastructure Services segment provides comprehensive network solutions to customers involved in the development and transportation of natural gas, oil and other pipeline products. Services performed by the Oil and Gas Infrastructure Services segment generally include the design, installation, repair and maintenance of pipeline transmission and distribution systems, gathering systems, production systems, storage systems and compressor and pump stations, as well as related trenching, directional boring and mechanized welding services. In addition, this segment’s services include pipeline protection, integrity testing, rehabilitation and replacement, and fabrication of pipeline support systems and related structures and facilities. We also serve the offshore and inland water energy markets, primarily providing services to oil and gas exploration platforms, including mechanical installation (or “hook-ups”), electrical and instrumentation, pre-commissioning and commissioning, coatings, fabrication and marine asset repair. To a lesser extent, this segment designs, installs and maintains fueling systems, as well as water and sewer infrastructure. Through a recent acquisition discussed below, we expanded our service offerings in this segment to include high-pressure and critical-path turnaround services to the downstream and midstream energy markets and enhanced our capabilities with respect to instrumentation and electrical services, piping, fabrication and storage tank services.
We also enter into strategic partnerships with customers and infrastructure investors to provide fully integrated infrastructure services on certain projects, including planning and feasibility analysis, engineering, design, procurement, construction financing and investment and project operation and maintenance. These projects include public-private partnerships, private infrastructure projects and concessions, along with build, own, operate and transfer and build to suit arrangements. As part of this strategy, during the nine months ended September 30, 2017, we formed a partnership with select infrastructure investors that provides $1.0 billion of capital, including $80.0 million from us, available to invest in certain of these infrastructure projects through July 1, 2024.
Recent Investments, Acquisitions and Divestitures
Acquisitions
On July 20, 2017, we acquired Stronghold, Ltd. and Stronghold Specialty, Ltd. (collectively Stronghold), a specialized services business located in the United States that provides high-pressure and critical-path solutions to the downstream and midstream energy markets. The aggregate consideration paid at closing for Stronghold was $360.0 million in cash and 2,693,680 shares of Quanta common stock, which had a value of approximately $81.3 million at the date of acquisition. Additionally, the acquisition includes the potential payment of up to $100.0 million of contingent consideration, payable if the acquired business achieves certain financial targets over a three-year period. Based on the estimated fair value of this contingent consideration, we recorded a $51.1 million liability as of the date of acquisition. The results of the acquired business have generally been included in our Oil and Gas Infrastructure Services segment and consolidated financial statements since the date of acquisition.
During the nine months ended September 30, 2017, we also completed two other acquisitions, which included a communications infrastructure services contractor and an electrical and communications contractor, both located in the United States. The aggregate consideration for these acquisitions consisted of $11.9 million paid or payable in cash, subject to certain adjustments, and 288,666 shares of Quanta common stock, with a value of $8.3 million as of the respective acquisition dates. The results of the acquired businesses have generally been included in our Electric Power Infrastructure Services segment and consolidated financial statements since the respective dates of acquisition.
During 2016, we completed five acquisitions. The results of four of the acquired companies are generally included in our Electric Power Infrastructure Services segment. These companies included an electrical infrastructure services company located in Australia, a utility contracting company located in Canada, a full service medium- and high-voltage powerline contracting company located in the United States and a communications services company located in Canada. We also acquired a pipeline service contractor located in the United States, the results of which are generally included in our Oil and Gas Infrastructure Services segment. The aggregate consideration for these acquisitions consisted of $75.9 million paid or payable in cash, subject to certain adjustments, 70,840 shares of Quanta common stock valued at $1.5 million as of the settlement date of the applicable acquisition, and contingent consideration payments of up to $39.5 million, payable if financial targets are achieved by certain of the acquired businesses. Based on the estimated fair value of this contingent consideration, we recorded a total of $18.7 million in liabilities as of the applicable dates of acquisition. The results of the acquired businesses have been included in our consolidated financial statements since the respective dates of acquisition.

Backlog
Backlog is not a term recognized under United States generally accepted accounting principles (US GAAP); however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by other companies.
Our backlog represents the amount of consolidated revenues that we expect to realize from future work under construction contracts, long-term maintenance contracts and master service agreements (MSAs). These estimates include revenues from the remaining portion of firm orders not yet completed and on which work has not yet begun, as well as revenues from change orders, renewal options, and funded and unfunded portions of government contracts to the extent that they are reasonably expected to occur. For purposes of calculating backlog, we include 100% of estimated revenues attributable to consolidated joint ventures and variable interest entities (VIEs). The following table presents our total backlog by reportable segment as of September 30, 2017 and December 31, 2016, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of		Backlog as of
	September 30, 2017		December 31, 2016
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services	$3,907,209	$6,641,426	$3,369,373	$6,657,431
Oil and Gas Infrastructure Services	2,283,399	3,904,908	2,483,963	3,092,341
Total	$6,190,608	$10,546,334	$5,853,336	$9,749,772
Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues, regulatory requirements and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. During the nine month period ended September 30, 2017, we reduced our 12-month backlog for the Oil and Gas Infrastructure Services segment by approximately $100 million as a result of a cancellation of a natural gas pipeline project, for which we received a termination fee. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts may be terminated, typically upon 30 to 90 days notice, even if we are not in default under the contract. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends inherent in current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. In addition, many of our MSAs are subject to renewal options. As of September 30, 2017 and December 31, 2016, MSAs accounted for 44% and 42% of our estimated 12-month backlog and 51% and 53% of total backlog. There can be no assurance as to our customers’ actual requirements or that our estimates are accurate.
Seasonality; Fluctuations of Results; Economic Conditions
Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, receipt of required regulatory approvals, permits and rights of way, project timing and schedules, and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions can cause delays on projects. In addition, many of our customers develop their capital budgets for the coming year during the first quarter and do not begin infrastructure projects in a meaningful way until their capital budgets are finalized. Second quarter revenues are typically higher than those in the first quarter, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. Third quarter revenues are typically the highest of the year, as a greater number of projects are underway, and weather is normally more accommodating. Generally, revenues during the fourth quarter of the year are lower than the third quarter but higher than the second quarter. Many projects are completed in the fourth quarter, and revenues are often impacted positively by customers seeking to spend their capital budgets before the end of the year; however, the holiday season and inclement weather can sometimes cause delays, reducing revenues and increasing costs. Any quarter may be positively or negatively affected by atypical weather patterns in any of the areas we serve, such as severe weather, excessive rainfall or unusual winter weather, making it difficult to predict these variations and their effect on particular projects quarter to quarter. The timing of project awards and unanticipated changes in project schedules as a result of delays or accelerations can also create variations in the level of operating activity from quarter to quarter.
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
Additionally, our industry can be highly cyclical. Our volume of business may be adversely affected by declines or delays in new projects due to cyclicality, which may vary by geographic region. Project schedules, particularly in connection with larger, longer-term projects, can also create fluctuations in the services provided, which may adversely affect us in a given period. For example, in connection with larger, more complicated projects, the timing of obtaining permits and other approvals may be delayed, and we may need to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we are strategically positioned to deliver on such projects when they move forward. Examples of other items that may cause our results or demand for our services to fluctuate materially from quarter to quarter include: the financial condition of our customers and their access to capital; margins of projects performed during any particular period; economic, political and market conditions on a regional, national or global scale; our customers’ capital spending, including on larger pipeline and electrical infrastructure projects; oil, natural gas and natural gas liquids prices; the timing of acquisitions, the timing and magnitude of acquisition and integration costs associated with acquisitions; the timing and magnitude of changes in fair value of acquisition-related contingent consideration liabilities; dispositions; equity in earnings (losses) of unconsolidated affiliates; impairments of goodwill, intangible assets, long-lived assets or investments; effective tax rates; and interest rates. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period. Please read Outlook and Understanding Margins for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.
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
Seasonal and geographical. Seasonal weather patterns can have a significant impact on margins. Generally, business is slower in the winter months versus the warmer months of the year, resulting in lower productivity and consequently reducing our ability to cover fixed costs. This can be offset somewhat by increased demand for electrical service and repair work resulting from severe weather. Additionally, project schedules, including when projects begin and are completed, may impact margins. The mix of business conducted in the areas we serve will also affect margins, as some areas offer the opportunity for higher margins due to their geographic characteristics. For example, margins may be negatively impacted by operations in an urban setting as opposed to a less populated rural setting or over mountainous or other difficult terrain as opposed to open terrain. Site conditions, including unforeseen underground conditions, can also impact margins.
Weather. Adverse or favorable weather conditions can impact gross margins in a given period. For example, snowfall, rainfall or other severe weather may negatively impact our revenues and margins due to reduced productivity, as projects may be terminated, deferred, or delayed until weather conditions improve or an affected area recovers from a severe weather event. Conversely, in periods when weather remains dry and temperatures are accommodating, more work can be done, sometimes at a lower cost. In some cases, severe weather, such as hurricanes and ice storms, can provide us with emergency restoration service work, which typically yields higher margins due in part to better equipment utilization rates and absorption of fixed costs.
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
Performance risk. Margins may fluctuate because of the volume of work and the impact of pricing and job productivity, which can be affected both favorably and negatively by, among other things, weather, geography, customer decisions, project complexity and crew productivity. For example, when comparing a service contract between a current quarter and the comparable prior year’s quarter, factors affecting the gross margins associated with the revenues generated may include pricing under the contract, the volume of work performed under the contract, the mix of the type of work being performed and the productivity of the crews performing the work. Productivity can be influenced by many factors, including where the work is performed (e.g., rural versus urban area or mountainous or rocky area versus open terrain), whether the work is on an open or encumbered right of way, inclement weather, environmental restrictions or regulatory delays, protests or other political activity on a project, or the performance of third parties on a project. These types of factors are not practicable to quantify through accounting data, but may individually or in the aggregate have a direct impact on the gross margin of a specific project.
Foreign currency risk. Our financial performance is reported on a U.S. dollar-denominated basis but is partially subject to fluctuations in foreign currency exchange rates. Fluctuations in exchange rates relative to the U.S. dollar, primarily the Canadian and Australian dollars, could cause material fluctuations in comparisons of our results of operations between periods.
Change in fair value of contingent consideration. We anticipate fluctuations in operating income margins as a result of changes in the fair value of contingent consideration liabilities. See Note 2 to the condensed consolidated financial statements for more information about the valuation methodologies and assumptions related to the determination of the fair value of our contingent consideration liabilities.
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

Results of Operations
As previously discussed, the results of acquired businesses have been included in the following results of operations beginning on their respective acquisition dates. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three and nine month periods indicated (dollars in thousands):
Consolidated Results

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Revenues	$2,609,307	100.0%	$2,042,186	100.0%	$6,987,851	100.0%	$5,548,353	100.0%
Cost of services (including depreciation)	2,258,676	86.6	1,739,604	85.2	6,068,867	86.8	4,842,241	87.3
Gross profit	350,631	13.4	302,582	14.8	918,984	13.2	706,112	12.7
Selling, general and administrative expenses	201,224	7.7	164,325	8.0	571,656	8.2	479,456	8.6
Amortization of intangible assets	8,979	0.3	8,094	0.4	22,035	0.3	23,730	0.4
Operating income	140,428	5.4	130,163	6.4	325,293	4.7	202,926	3.7
Interest expense	(6,058)	(0.2)	(3,726)	(0.1)	(14,294)	(0.2)	(10,898)	(0.2)
Interest income	196	—	874	—	647	—	2,031	—
Other income (expense), net	(2,371)	(0.1)	752	—	(3,814)	(0.1)	(270)	—
Income from continuing operations before income taxes	132,195	5.1	128,063	6.3	307,832	4.4	193,789	3.5
Provision for income taxes	42,346	1.7	54,516	2.7	105,183	1.5	82,654	1.5
Net income from continuing operations	89,849	3.4	73,547	3.6	202,649	2.9	111,135	2.0
Net income from discontinued operations	—	—	605	—	—	—	605	—
Net income	89,849	3.4	74,152	3.6	202,649	2.9	111,740	2.0
Less: Net income attributable to non-controlling interests	536	—	410	—	1,232	—	940	—
Net income attributable to common stock	$89,313	3.4%	$73,742	3.6%	$201,417	2.9%	$110,800	2.0%
Three months ended September 30, 2017 compared to the three months ended September 30, 2016
Revenues.  Revenues increased $567.1 million, or 27.8%, to $2.61 billion for the three months ended September 30, 2017. Contributing to the increase were additional revenues of $284.8 million from oil and gas infrastructure services and $282.3 million from electric power infrastructure services. The increase in revenues from oil and gas infrastructure services was primarily the result of increased capital spending by our customers on midstream gas pipeline transmission projects and approximately $80 million in revenues from the acquisition of Stronghold. The increase in revenues from electric power infrastructure services was primarily the result of increased customer spending associated with electric transmission projects and an increase of $100.1 million in emergency restoration services revenues primarily from Hurricanes Harvey and Irma, which impacted the Gulf Coast and southeastern United States.
Gross profit.  Gross profit increased $48.0 million, or 15.9%, to $350.6 million for the three months ended September 30, 2017. The increase in gross profit was primarily due to the increase in revenues described above. Gross profit as a percentage of revenues decreased to 13.4% for the three months ended September 30, 2017 from 14.8% for the three months ended September 30, 2016. The decrease in gross profit as a percentage of revenues was primarily due to adverse weather conditions, delays and other production issues during the three months ended September 30, 2017 on certain Canadian pipeline transmission projects as compared to more favorable productivity and performance on pipeline transmission projects ongoing during the three months ended September 30, 2016; work disruptions, deferrals, cancellations and employee support costs due to Hurricanes Harvey and Irma; and incremental costs associated with road access, subcontractor and labor production issues on an electric transmission project.
Selling, general and administrative expenses.  Selling, general and administrative expenses increased $36.9 million, or 22.5%, to $201.2 million for the three months ended September 30, 2017. This increase was primarily attributable to $16.9 million of incremental selling, general and administrative expenses associated with acquired businesses, including acquisition and integration costs, as well as $14.7 million in higher compensation costs, largely associated with higher incentive compensation based on current levels of profitability, annual compensation increases and increased personnel to support business growth. Selling, general and administrative expenses as a percentage of revenues decreased to 7.7% for the three months ended September 30, 2017 from 8.0% for the three months ended September 30, 2016. This decrease was due primarily to the increase in revenues.

Amortization of intangible assets.  Amortization of intangible assets increased $0.9 million to $9.0 million for the three months ended September 30, 2017. This increase was primarily due to increased amortization of intangible assets associated with recently acquired companies, partially offset by reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized.
Interest expense.  Interest expense increased $2.3 million to $6.1 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 due to increased borrowing activity, primarily related to the acquisition of Stronghold, as well as a higher weighted average interest rate.
Provision for income taxes.  The provision for income taxes was $42.3 million for the three months ended September 30, 2017, with an effective tax rate of 32.0%. The provision for income taxes was $54.5 million for the three months ended September 30, 2016, with an effective tax rate of 42.6%. The lower effective tax rate for the three months ended September 30, 2017 was primarily due to a $5.5 million decrease in reserves for uncertain tax positions resulting from the expiration of statute of limitation periods and a higher proportion of income before taxes from international jurisdictions, which are generally taxed at lower statutory rates.
Other comprehensive income. Other comprehensive income, net of taxes was a gain of $39.0 million in the three months ended September 30, 2017 compared to a loss of $11.8 million in the three months ended September 30, 2016. The gain was due to a strengthening of foreign currencies associated with our international operations, primarily the Canadian and Australian dollars, against the U.S. dollar as of September 30, 2017 when compared to June 30, 2017, and the loss was due to a strengthening of the U.S. dollar against foreign currencies associated with our international operations, primarily the Canadian and Australian dollars, as of September 30, 2016 when compared to June 30, 2016.
Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
Revenues.  Revenues increased $1.44 billion, or 25.9%, to $6.99 billion for the nine months ended September 30, 2017. Contributing to the increase was a $983.0 million increase in revenues from oil and gas infrastructure services and a $456.5 million increase in revenues from electric power infrastructure services. The increase in revenues from oil and gas infrastructure services was primarily the result of increased capital spending by our customers on midstream gas pipeline transmission projects. Also contributing to the increase in oil and gas infrastructure services revenues were approximately $80 million in revenues from the acquisition of Stronghold. The increase in revenues from electric power infrastructure services was primarily due to increased customer spending associated with electric transmission projects and $126.9 million in additional emergency restoration services revenues primarily from Hurricanes Harvey and Irma. Also contributing to the increase in revenues from electric power infrastructure services was approximately $30 million in revenues from acquired companies.
Gross profit.  Gross profit increased $212.9 million, or 30.1%, to $919.0 million for the nine months ended September 30, 2017. Gross profit as a percentage of revenues increased to 13.2% for the nine months ended September 30, 2017 from 12.7% for the nine months ended September 30, 2016. The increases in gross profit and gross profit as a percentage of revenues were primarily due to the increase in revenues described above, including greater contributions from emergency restoration services and midstream gas pipeline transmission projects, which typically yield higher margins. Gross profit and gross profit as a percentage of revenues for the first nine months of 2016 were negatively impacted by $54.8 million of project losses related to a power plant project in Alaska, which was substantially completed later in 2016. Gross profit and gross profit as a percentage of revenues for the first nine months of 2017 were negatively impacted by work disruptions, deferrals, cancellations and employee support costs due to Hurricanes Harvey and Irma.
Selling, general and administrative expenses.  Selling, general and administrative expenses increased $92.2 million, or 19.2%, to $571.7 million for the nine months ended September 30, 2017. This increase was primarily attributable to $50.4 million in higher compensation costs, largely associated with higher incentive compensation based on current levels of profitability, annual compensation increases and increased personnel to support business growth; $21.4 million of incremental selling, general and administrative expenses associated with acquired businesses, including acquisition and integration costs; and $8.7 million in higher attorneys’ fees and related expenses, $4.2 million of which was associated with a matter involving our prior disposition of certain communications operations that was resolved in the first quarter of 2017. During the nine months ended September 30, 2016, selling, general and administrative expenses included $6.3 million in severance costs associated with the departure of our former president and chief executive officer and severance and restructuring costs primarily associated with certain operations within the Oil and Gas Infrastructure Services segment. Selling, general and administrative expenses as a percentage of revenues decreased to 8.2% for the nine months ended September 30, 2017 from 8.6% for the nine months ended September 30, 2016, primarily due to the increase in revenues described above.
Amortization of intangible assets.  Amortization of intangible assets decreased $1.7 million to $22.0 million for the nine months ended September 30, 2017. This decrease was primarily due to reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized, partially offset by increased amortization of intangible assets associated with more recently acquired companies.

Interest expense.  Interest expense increased $3.4 million to $14.3 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due to increased borrowing activity, primarily related to the acquisition of Stronghold, as well as a higher weighted average interest rate.
Provision for income taxes.  The provision for income taxes was $105.2 million for the nine months ended September 30, 2017, with an effective tax rate of 34.2%. The provision for income taxes was $82.7 million for the nine months ended September 30, 2016, with an effective tax rate of 42.7%. The lower effective tax rate for the nine months ended September 30, 2017 was primarily due to a $5.5 million decrease in reserves for uncertain tax positions resulting from the expiration of statute of limitation periods; a higher proportion of income before taxes from international jurisdictions, which are generally taxed at lower statutory rates; and a discrete income tax benefit of $5.1 million associated with the adoption of an accounting update addressing share-based payments. The share-based payment accounting update is discussed further in Accounting Pronouncements - Adoption of New Accounting Pronouncements below.
Other comprehensive income. Other comprehensive income, net of taxes was a gain of $79.5 million in the nine months ended September 30, 2017 compared to a gain of $51.9 million in the nine months ended September 30, 2016. These gains were due to a strengthening of foreign currencies associated with our international operations, primarily the Canadian and Australian dollars, against the U.S. dollar as of September 30, 2017 when compared to December 31, 2016 and as of September 30, 2016 when compared to December 31, 2015.
Segment Results
The following table sets forth segment revenues and segment operating income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Revenues:
Electric Power Infrastructure Services	$1,504,752	57.7%	$1,222,432	59.9%	$4,024,983	57.6%	$3,568,521	64.3%
Oil and Gas Infrastructure Services	1,104,555	42.3	819,754	40.1	2,962,868	42.4	1,979,832	35.7
Consolidated revenues from external customers	$2,609,307	100.0%	$2,042,186	100.0%	$6,987,851	100.0%	$5,548,353	100.0%
Operating income (loss):
Electric Power Infrastructure Services	$150,054	10.0%	$118,998	9.7%	$362,769	9.0%	$282,256	7.9%
Oil and Gas Infrastructure Services	58,508	5.3	65,661	8.0	165,076	5.6	83,401	4.2
Corporate and non-allocated costs	(68,134)	N/A	(54,496)	N/A	(202,552)	N/A	(162,731)	N/A
Consolidated operating income	$140,428	5.4%	$130,163	6.4%	$325,293	4.7%	$202,926	3.7%
Three months ended September 30, 2017 compared to the three months ended September 30, 2016
Electric Power Infrastructure Services Segment Results
Revenues for this segment increased $282.3 million, or 23.1%, to $1.50 billion for the three months ended September 30, 2017. This increase was primarily due to increased customer spending associated with electric transmission projects and an increase of $100.1 million in emergency restoration services revenues. The increase in emergency restoration services revenues primarily resulted from Hurricanes Harvey and Irma. Also contributing to the increase were more favorable foreign currency exchange rates during the three months ended September 30, 2017, which favorably impacted revenues by approximately $13 million and were primarily attributable to the relationship between the U.S. dollar and the Canadian and Australian dollars and approximately $5 million in revenues from acquired companies. These increases were partially offset by delays on certain ongoing projects, including as a result of work disruptions, deferrals and cancellations due to Hurricanes Harvey and Irma. Also partially offsetting these increases was a decrease in renewable energy services revenues due primarily to a lower volume of renewable energy projects and a reduction in revenues associated with a power plant project in Alaska that was substantially completed in the fourth quarter of 2016.
Operating income increased $31.1 million, or 26.1%, to $150.1 million for the three months ended September 30, 2017. Operating income as a percentage of segment revenues increased to 10.0% for the three months ended September 30, 2017 from 9.7% for the three months ended September 30, 2016. These increases were partially due to the increase in revenues described above, including the incremental emergency restoration services revenues, which typically yield higher margins due in part to higher equipment utilization and absorption of fixed costs, as well as the result of recognizing $3.0 million of project losses during the three months ended September 30, 2016 on a power plant project in Alaska. Partially offsetting these increases was a $9.4 million loss recorded during the three months ended September 30, 2017 on an electric transmission project that experienced road access, subcontractor and labor production issues. The project was approximately 80% complete as of September 30, 2017. Additionally, operating income and operating income as a percentage of segment revenues for the three months ended September 30, 2017 were negatively impacted by the previously mentioned work disruptions, deferrals, cancellations and employee support costs due to Hurricanes Harvey and Irma and expenses incurred to support the growth of our communications services operations.
Oil and Gas Infrastructure Services Segment Results
Revenues for this segment increased $284.8 million, or 34.7%, to $1.10 billion for the three months ended September 30, 2017. This increase was primarily the result of increased capital spending by our customers on midstream gas pipeline transmission projects. The timing of construction for these larger pipeline transmission projects is highly variable due to delays associated with obtaining permits, as well as worksite access limitations related to environmental regulations and seasonality of weather patterns. Also contributing to this increase were approximately $80 million in revenues from the acquired business of Stronghold and more favorable foreign currency exchange rates during the three months ended September 30, 2017, which favorably impacted our international operations by approximately $11 million and was primarily attributable to the relationship between the U.S. dollar and the Canadian and Australian dollars.
Operating income decreased $7.2 million, or 10.9%, to $58.5 million for the three months ended September 30, 2017. Operating income as a percentage of segment revenues decreased to 5.3% for the three months ended September 30, 2017 from 8.0% for the three months ended September 30, 2016. These decreases were primarily due to higher costs associated with adverse weather conditions, delays and other production issues during the three months ended September 30, 2017 on certain Canadian pipeline transmission projects, all of which were substantially complete as of September 30, 2017, and more favorable productivity and performance on pipeline transmission projects ongoing during the three months ended September 30, 2016. Additionally, several projects associated with our recent acquisition of Stronghold were temporarily suspended or deferred as a result of Hurricane Harvey, which negatively impacted operating income and operating income as a percentage of segment revenues. The negative impact of these items was partially offset by higher overall revenues.
Corporate and Non-allocated Costs
Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended September 30, 2017 increased $13.6 million to $68.1 million compared to the quarter ended September 30, 2016. This increase was primarily related to $9.6 million of higher compensation costs, largely associated with higher incentive compensation expense based on current levels of profitability, and $3.3 million in higher acquisition-related costs. These increases were partially offset by a decrease in professional fees.
Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
Electric Power Infrastructure Services Segment Results
Revenues for this segment increased $456.5 million, or 12.8%, to $4.02 billion for the nine months ended September 30, 2017. This increase was primarily due to increased customer spending associated with electric transmission projects, an increase of $126.9 million in emergency restoration services revenues and approximately $30 million in revenues from acquired companies. The increase is emergency restoration services revenues primarily resulted from Hurricanes Harvey and Irma. Also contributing to the increase were more favorable foreign currency exchange rates during the three months ended September 30, 2017, which favorably impacted revenues by approximately $11 million, primarily attributable to the relationship between the U.S. dollar and the Canadian and Australian dollars. Partially offsetting these increases were delays on certain projects, including as a result of work disruptions, deferrals and cancellations due to Hurricanes Harvey and Irma, and a decrease in renewable energy services revenues due primarily to a lower volume of renewable energy projects and a reduction in revenues associated with a power plant project in Alaska that was substantially completed in the fourth quarter of 2016.
Operating income increased $80.5 million, or 28.5%, to $362.8 million for the nine months ended September 30, 2017. Operating income as a percentage of segment revenues increased to 9.0% for the nine months ended September 30, 2017 from 7.9% for the nine months ended September 30, 2016. These increases primarily resulted from the recognition of $54.8 million of project losses on a power plant project in Alaska during the nine months ended September 30, 2016, as well as incremental emergency restoration services revenues in the nine months ended September 30, 2017, which typically yield higher margins due in part to higher equipment utilization and absorption of fixed costs. Partially offsetting these increases was a loss of $13.2 million during the nine months ended September 30, 2017 on an electric transmission project that experienced road access, subcontractor and labor production issues. The project was approximately 80% complete as of September 30, 2017. Additionally, operating income and operating income as a percentage of revenues were negatively impacted by delays on certain projects, including as a result of work disruptions, deferrals, cancellations and employee support costs due to Hurricanes Harvey and Irma and expenses incurred to support the growth of our communications services operations.

Oil and Gas Infrastructure Services Segment Results
Revenues for this segment increased $983.0 million, or 49.7%, to $2.96 billion for the nine months ended September 30, 2017. This increase was primarily the result of increased capital spending by our customers on midstream gas pipeline transmission projects. The timing of construction for pipeline transmission projects is highly variable due to delays associated with obtaining permits, as well as worksite access limitations related to environmental regulations and seasonality of weather patterns. Also contributing to this increase were approximately $80 million in revenues from acquired companies and more favorable foreign currency exchange rates during the three months ended September 30, 2017, which favorably impacted our international operations by approximately $15 million, primarily attributable to the relationship between the U.S. dollar and the Canadian and Australian dollars. During the nine months ended September 30, 2016, revenues were negatively impacted by project delays due to forest fires in Alberta, Canada during mid-2016.
Operating income increased $81.7 million, or 97.9%, to $165.1 million for the nine months ended September 30, 2017. Operating income as a percentage of segment revenues increased to 5.6% for the nine months ended September 30, 2017 from 4.2% for the nine months ended September 30, 2016. These increases were primarily due to the increase in segment revenue, including a higher proportion of midstream gas transmission project work which typically yields higher margins. In addition, overall higher revenues in the segment allowed for better coverage of fixed and overhead costs. Partially offsetting the increases were higher costs associated with adverse weather conditions, delays and other production issues during the three months ended September 30, 2017 on certain Canadian pipeline transmission projects. Additionally, several projects associated with our recent acquisition of Stronghold were temporarily suspended or deferred as a result of Hurricane Harvey, which negatively impacted operating income and operating income as a percentage of segment revenues.
Corporate and Non-allocated Costs
Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the nine months ended September 30, 2017 increased $39.8 million to $202.6 million compared to the nine months ended September 30, 2016. This increase was primarily due to $26.1 million of higher compensation costs, largely associated with higher incentive compensation based on current levels of profitability; $7.0 million in higher acquisition-related costs; $4.2 million of attorneys’ fees and related expenses associated with a matter involving our prior disposition of certain communications operations that was resolved in the three months ended March 31, 2017; and $2.4 million in charitable contributions in connection with the formation of a non-profit line training school. These increases were partially offset by $4.0 million in costs associated with the departure of our former president and chief executive officer recognized in the nine months ended September 30, 2016.
Liquidity and Capital Resources
Cash Requirements
Our cash and cash equivalents totaled $91.5 million and $112.2 million as of September 30, 2017 and December 31, 2016. As of September 30, 2017 and December 31, 2016, cash and cash equivalents held in domestic bank accounts were $25.0 million and $19.5 million, and cash and cash equivalents held in foreign bank accounts were $66.5 million and $92.7 million. As of September 30, 2017 and December 31, 2016, cash and cash equivalents held by our investments in joint ventures, which are either consolidated or proportionately consolidated, were $34.0 million and $11.5 million, of which $10.0 million and $10.0 million related to domestic joint ventures. Cash and cash equivalents held by the joint ventures are available to support joint venture operations, but we cannot utilize those assets to support our other operations. We generally have no right to a joint venture’s cash and cash equivalents other than participating in distributions and in the event of dissolution.
We were in compliance with the covenants under our credit agreement at September 30, 2017. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow through acquisitions or otherwise in the foreseeable future.
Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. Total capital expenditures are expected to range from $240 million to $250 million for 2017, of which we have spent $168.3 million through September 30, 2017.
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
Sources and Uses of Cash
As of September 30, 2017, we had cash and cash equivalents of $91.5 million and working capital of $1.36 billion. We also had $392.8 million of outstanding letters of credit and bank guarantees, $200.6 million of which was denominated in U.S. dollars and $192.2 million of which was denominated in currencies other than the U.S. dollar, primarily in Australian or Canadian dollars. We also had $757.5 million of outstanding revolving loans under our credit facility, $697.4 million of which was denominated in U.S. dollars and $60.1 million of which was denominated in Canadian dollars. As of September 30, 2017, our $1.81 billion senior secured revolving credit facility had $659.7 million available for revolving loans or issuing new letters of credit or bank guarantees. As discussed in Debt Instruments - Credit Facility below, we entered into an amendment to our credit facility that extended the maturity date to October 31, 2022 and adjusted the interest rates applicable to certain borrowings.
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
Operating activities of continuing operations provided net cash of $173.7 million during the three months ended September 30, 2017 as compared to $68.5 million used during the three months ended September 30, 2016. This increase in cash flows from operating activities of continuing operations was primarily due to lower working capital related to ongoing oil and gas infrastructure projects, and to a lesser extent electric power infrastructure projects, in the three months ended September 30, 2017 and more favorable operating results. The three months ended September 30, 2017 was negatively impacted by an increase in accounts receivable associated with the high volume of emergency restoration services work performed late in the quarter. Net cash provided by operating activities during the three months ended September 30, 2016 was negatively impacted by invoicing and billing delays on two related electric transmission projects in Canada. These invoicing and billing delays were substantially resolved as of September 30, 2017.
Operating activities of continuing operations provided net cash of $174.8 million during the nine months ended September 30, 2017 as compared to $205.1 million during the nine months ended September 30, 2016. Net cash provided by operating activities during the nine months ended September 30, 2017 was favorably impacted by the increase in earnings during the period. However, the impact of higher earnings was more than offset by increased working capital primarily related to certain larger oil and gas infrastructure projects that were near completion as of September 30, 2017 for which the final receivables, including retentions, had not been collected as well as the negative impact of the higher accounts receivable associated with the emergency restoration services work performed late in the 2017 period as mentioned above.
Days sales outstanding (DSO) as of September 30, 2017 and 2016 was 79 days. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus costs and estimated earnings in excess of billings on uncompleted contracts less billings in excess of costs and estimated earnings on uncompleted contracts, divided by average revenues per day during the quarter.
Investing Activities
During the three months ended September 30, 2017, investing activities of continuing operations used net cash of $452.3 million as compared to $59.7 million used during the three months ended September 30, 2016. Investing activities of continuing operations in the third quarter of 2017 included $352.9 million used for acquisitions, including $347.5 million related to the Stronghold acquisition; $63.0 million used for capital expenditures; and $40.6 million used for investments in unconsolidated affiliates, primarily related to the EPC electric transmission project discussed in Note 10 to the condensed consolidated financial statements, net of certain returns related to these investments. These items were partially offset by $4.1 million of proceeds from the sale of property and equipment. Investing activities of continuing operations in the third quarter of 2016 included $35.9 million used for capital expenditures and $28.2 million used in connection with acquisitions, partially offset by $6.8 million of proceeds from the sale of property and equipment.
During the nine months ended September 30, 2017, investing activities of continuing operations used net cash of $567.1 million as compared to $201.9 million used in the nine months ended September 30, 2016. Investing activities of continuing operations in the nine months ended September 30, 2017 included $360.5 million used for acquisitions, including $347.5 million related to the Stronghold acquisition; $168.3 million used for capital expenditures; and $53.5 million used for investments in unconsolidated affiliates, primarily related to the EPC electric transmission project discussed in Note 10 to the condensed consolidated financial statements, net of certain returns related to these investments. These items were partially offset by $16.4 million of proceeds from the sale of property and equipment. Investing activities of continuing operations in the nine months ended September 30, 2016 included $144.4 million used for capital expenditures and $68.0 million used in connection with acquisitions, partially offset by $17.1 million of proceeds from the sale of property and equipment.
Additionally, our acquisition of Stronghold includes the potential payment of up to approximately $100.0 million of contingent consideration, payable at the end of a three-year period if the acquired business achieves certain financial targets. Any contingent consideration that is earned will be paid at least 70% in cash, and we may elect to pay up to the full amount in cash. We recorded a $51.1 million liability as of the date of acquisition based on the estimated fair value.
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
Financing Activities
During the three months ended September 30, 2017, net cash provided by financing activities of continuing operations was $270.1 million as compared to net cash provided of $82.1 million during the three months ended September 30, 2016. Financing activities of continuing operations in the three months ended September 30, 2017 and 2016 included $271.5 million and $83.7 million of net borrowings under our credit facility.
During the nine months ended September 30, 2017, net cash provided by financing activities of continuing operations was $370.0 million as compared to net cash used of $10.5 million in the nine months ended September 30, 2016. Financing activities of continuing operations in the nine months ended September 30, 2017 included $396.2 million of net borrowings under our credit facility, partially offset by $18.1 million of payments to satisfy tax withholding obligations associated with share-based compensation. Financing activities of continuing operations in the nine months ended September 30, 2016 included $7.5 million of payments to satisfy tax withholding obligations associated with share-based compensation, $6.4 million of payments on other long-term debt and $4.7 million of payments on short-term debt, partially offset by $8.4 million of net borrowings under our credit facility.
Net borrowings during the three and nine months ended September 30, 2017 were primarily utilized to fund payment of the cash portion of the consideration paid at closing for the Stronghold acquisition and additional working capital requirements associated with increases in emergency restoration services projects and the number and size of ongoing oil and gas infrastructure projects.

Stock Repurchases
During the second quarter of 2017, our board of directors approved a stock repurchase program that authorizes us to purchase, from time to time through June 30, 2020, up to $300.0 million of our outstanding common stock (the 2017 Repurchase Program).

Repurchases under the 2017 Repurchase Program can be made in open market and privately negotiated transactions. As of September 30, 2017, we had not repurchased any shares of our common stock under the 2017 Repurchase Program.
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

During the third quarter of 2015, we also entered into an accelerated share repurchase arrangement (the ASR) to repurchase $750.0 million of our common stock under the 2015 Repurchase Program. Under the terms of the ASR, we paid $750.0 million to JPMorgan Chase Bank, National Association, London Branch (JPMorgan) and initially received 25.7 million shares of our common stock. The fair market value of these 25.7 million shares at the time of delivery was $600.0 million, and the repurchased shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock during the third quarter of 2015, reducing the weighted-average number of basic and diluted common shares used to calculate our earnings per share. The $150.0 million remaining under the ASR was recorded as an adjustment to “Additional Paid-In Capital” (APIC) during the third quarter of 2015 and was reclassified from APIC to treasury stock upon final settlement of the ASR on April 12, 2016. At final settlement and based on the final volume-weighted average share price during the term of the ASR, minus a discount and subject to other adjustments, we received 9.4 million additional shares of our common stock from JPMorgan. We repurchased a total of 54.3 million shares of our common stock at a cost of $1.20 billion under the 2015 Repurchase Program prior to its termination on February 28, 2017. Other than the shares received at settlement of the ASR in the second quarter of 2016, no common stock was repurchased in the nine months ended September 30, 2017 or 2016 under the 2015 Repurchase Program.
Debt Instruments
Credit Facility
On December 18, 2015, we entered into an amended and restated credit agreement with various lenders that provides for a $1.81 billion senior secured revolving credit facility. On October 31, 2017, we and the lenders entered into an amendment to the credit facility which, among other things, extended the maturity date from December 18, 2020 to October 31, 2022 and adjusted the interest rates applicable to certain borrowings. The entire amount available under the credit facility may be used by us for revolving loans and letters of credit in U.S. dollars and certain alternative currencies. Up to $600.0 million of the credit facility may be used by certain of our subsidiaries for revolving loans and letters of credit in certain alternative currencies. Up to $100.0 million of the credit facility may be used for swing line loans in U.S. dollars, up to $50.0 million of the credit facility may be used for swing line loans in Canadian dollars and up to $30.0 million of the credit facility may be used for swing line loans in Australian dollars. In addition, subject to the conditions specified in the credit agreement, we have the option to increase the revolving commitments by up to $400.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes.
As of September 30, 2017, we had $392.8 million of outstanding letters of credit and bank guarantees, $200.6 million of which were denominated in U.S. dollars and $192.2 million of which were denominated in currencies other than the U.S. dollar, primarily in Australian or Canadian dollars. We also had $757.5 million of outstanding revolving loans under the credit facility, $697.4 million of which were denominated in U.S. dollars and $60.1 million of which were denominated in Canadian dollars. The remaining $659.7 million was available for revolving loans or new letters of credit or bank guarantees.
Under our current credit agreement, from December 18, 2015 through the filing of our compliance certificate in mid-November of 2017, amounts borrowed in U.S. dollars bear interest, at our option, at a rate equal to either (i) the Eurocurrency Rate (as defined in the credit agreement) plus 1.125% to 2.125%, as determined based on our Consolidated Leverage Ratio (as described below), or (ii) the Base Rate (as described below) plus 0.125% to 1.125%, as determined based on our Consolidated Leverage Ratio. Amounts borrowed as revolving loans under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.125% to 2.125%, as determined based on our Consolidated Leverage Ratio. Standby or commercial letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.125% to 2.125%, based on our Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.675% to 1.275%, based on our Consolidated Leverage Ratio.
Pursuant to the amendment of the credit agreement and subsequent to the filing of our compliance certificate in mid-November of 2017, amounts borrowed in U.S. dollars will bear interest, at our option, at a rate equal to either (i) the Eurocurrency Rate plus 1.125% to 2.000%, as determined based on our Consolidated Leverage Ratio, or (ii) the Base Rate plus 0.125% to 1.000%, as determined based on our Consolidated Leverage Ratio. Amounts borrowed as revolving loans under the credit agreement in any currency other than U.S. dollars will bear interest at a rate equal to the Eurocurrency Rate plus 1.125% to 2.000%, as determined based on our Consolidated Leverage Ratio. Additionally, subsequent to mid-November of 2017, standby or commercial letters of credit issued under the credit agreement will be subject to a letter of credit fee of 1.125% to 2.000%, based on our Consolidated Leverage Ratio, and Performance Letters of Credit issued under the credit agreement in support of certain contractual obligations will be subject to a letter of credit fee of 0.675% to 1.150%, based on our Consolidated Leverage Ratio.
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
The credit agreement contains certain covenants, including (1) a maximum Consolidated Leverage Ratio of 3.0 to 1.0 (provided that in connection with certain permitted acquisitions in excess of $200.0 million, such ratio is 3.5 to 1.0 for the fiscal quarter in which the acquisition is completed and the two subsequent fiscal quarters) and (2) a minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement) of 3.0 to 1.0. As of September 30, 2017, we were in compliance with all of the covenants in the credit agreement.
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
Off-Balance Sheet Transactions
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include obligations relating to our investments and joint venture arrangements, liabilities associated with non-cancelable operating leases, letters of credit obligations, surety guarantees related to performance bonds, commitments to purchase equipment and certain multiemployer pension plan liabilities.
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
We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of September 30, 2017, the maximum guaranteed residual value was $614.0 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.
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
As of September 30, 2017, we had $392.8 million in outstanding letters of credit and bank guarantees securing our casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2017 and 2018. Upon maturity, it is expected that the majority of the letters of credit related to the casualty insurance program will be renewed for subsequent one-year periods.
Performance Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of the lenders that are party to our credit agreement, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. Subject to certain conditions and consistent with terms of our credit agreement, these security interests will be automatically released if we maintain a credit rating that meets two of the following three conditions: (i) a corporate credit rating that is BBB- or higher by Standard & Poor’s Rating Services, (ii) a corporate family rating that is Baa3 or higher by Moody’s Investors Services, Inc. or (iii) a corporate credit rating that is BBB- or higher by Fitch Ratings, Inc. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future, which would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.
As of September 30, 2017, the total amount of outstanding performance bonds was estimated to be approximately $3.5 billion. Our estimated maximum exposure as it relates to the value of performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of our commitments under the performance bonds generally extinguishes concurrently with the expiration of our related contractual obligation. The estimated cost to complete these bonded projects was approximately $889 million as of September 30, 2017.
Additionally, from time to time, we guarantee the obligations of our wholly owned subsidiaries, including obligations in connection with certain contracts with customers, lease obligations, joint venture arrangements and, in some states, contractors’ licenses. We are not aware of any material obligations for performance or payment asserted against us under any of these guarantees.

Equipment Purchase Commitments
See Contractual Obligations - Equipment Purchase Obligations below for a description of these obligations.
Multiemployer Pension Plans
See Contractual Obligations - Multiemployer Pension Plans below for a description of these obligations.

Contractual Obligations
The following table summarizes our future contractual obligations as of September 30, 2017, excluding amounts related to certain capital commitments related to investments in unconsolidated affiliates, unrecognized tax benefits, multiemployer pension plan obligations, interest associated with letters of credit and bank guarantees, commitment fees under our credit facility, commitments associated with our insurance liabilities and acquisition-related contingent consideration liabilities (in thousands):

	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Long-term debt - principal (1)	$759,725	$358	$158	$1,666	$757,543	$—	$—
Long-term debt - cash interest (2)	62	11	44	7	—	—	—
Operating lease obligations	316,594	34,740	104,091	69,368	43,544	24,880	39,971
Capital lease and related interest obligations (3)	3,287	1,378	1,201	708		—	—
Equipment purchase commitments	6,593	4,688	1,905	—	—	—	—
Capital commitment related to investments in unconsolidated affiliates	25,771	367	—	25,404	—	—	—
Total	$1,112,032	$41,542	$107,399	$97,153	$801,087	$24,880	$39,971
(1) Amounts were recorded in our September 30, 2017 condensed consolidated balance sheet and included $757.5 million of outstanding revolving loans under our credit facility, which bear interest at variable market rates. Assuming the principal amount outstanding at September 30, 2017 remained outstanding and the interest rate in effect at September 30, 2017 remained the same, the annual cash interest expense with respect to the credit facility would be approximately $20.3 million, payable for the remainder of the term of the credit facility. As previously discussed, on October 31, 2017, we and the lenders entered into an amendment to the credit facility which, among other things, extended the maturity date from December 18, 2020 to October 31, 2022 and adjusted the interest rates applicable to certain borrowings. If the adjusted interest rates had been in effect as of September 30, 2017 and assuming the principal amount outstanding at September 30, 2017 remained outstanding, annual cash interest expense with respect to the amended credit facility would be approximately $19.3 million, payable through the new maturity date. For additional information on the adjusted interest rates see Liquidity and Capital Resources above.
(2) Amounts relate to cash interest expense on our fixed-rate long-term debt, which excludes the credit facility.
(3) Principal amounts of capital lease obligations were recorded in our September 30, 2017 condensed consolidated balance sheet.

Equipment Purchase Commitments
We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of September 30, 2017, $4.7 million of production orders were issued with expected delivery dates in 2017, and $1.9 million of production orders were issued with expected delivery dates in 2018. Although we have committed to the purchase of these vehicles at the time of their delivery, we intend that these orders will be assigned to third party leasing companies and made available to us under certain of our master equipment lease agreements, which will release us from our capital commitment.
Capital Commitments Related to Investments in Unconsolidated Affiliates
We have excluded from the Contractual Obligations table additional capital commitments associated with investments in unconsolidated affiliates related to planned oil and gas infrastructure projects of $16.9 million because we are unable to determine the exact timing of these capital commitments. We anticipate these commitments to be paid by May 31, 2022, and as specific commitment amounts and their timing are determined, we will reflect such amounts in the Contractual Obligations table. Additionally, during the nine months ended September 30, 2017, we formed a partnership with select investors that provides $1.0 billion of capital, including $80.0 million from us, available to invest in certain specified types of infrastructure projects through July 1, 2024.
Unrecognized Tax Benefits
During 2016, the Internal Revenue Service completed its examination related to tax years 2010, 2011 and 2012; however, certain subsidiaries remain under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods, and the amount of unrecognized tax benefits could therefore increase or decrease as a result of the expiration of certain statute of limitations periods or settlements of these examinations. We believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $13.7 million due to the expiration of certain statute of limitations periods or settlements of the examinations.

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
The ultimate liability associated with the complete withdrawal of our subsidiaries from the Central States Plan will depend on various factors, including interpretations of the terms of the collective bargaining agreements under which the subsidiaries participated and whether exemptions from withdrawal liability applicable to construction industry employers will be available. In September 2017, the Central States Plan provided revised estimates indicating that the total withdrawal liability based on certain withdrawal scenarios could range between $42.2 million and $48.2 million. We believe this to be the range of reasonably possible loss for this matter and previously recorded an adjustment to cost of services that is within such range. However, given the unknown nature of some of the factors mentioned above, the final withdrawal liability cannot yet be determined with certainty. Accordingly, it is reasonably possible that the amount owed upon final resolution of these matters could be materially higher than the expense we recognized through September 30, 2017. Although we dispute the total liability owed to the Central States Plan, we continue to make monthly payments according to the terms of the January 2016 Notice and Demand while the parties determine the final withdrawal liability. As of September 30, 2017, we had made payments totaling $22.3 million toward the withdrawal liability assessment.
2013 Central States Plan Withdrawal Liability. On October 9, 2013, we acquired a company that experienced a complete withdrawal from the Central States Plan prior to the date of acquisition. Prior to the acquisition, the Central States Plan issued a Notice and Demand to the acquired company claiming a withdrawal liability in the total amount of $6.9 million and requiring payments to be made on this assessment while the dispute is ongoing. In connection with the acquisition, we recorded an initial liability of $4.8 million related to this withdrawal liability, and a portion of the purchase price for the acquired company was deposited into an escrow account to fund any withdrawal obligation in excess of the initial liability recorded. In January 2016, the Central States Plan issued a revised Notice and Demand claiming a withdrawal liability in the amount of $4.8 million. Although we continue to dispute the total liability owed to the Central States Plan, we continue to make monthly payments according to the terms of this revised Notice and Demand while the parties determine the final withdrawal liability. As of September 30, 2017, payments totaling $4.0 million had been made toward the withdrawal liability assessment.
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
Letters of Credit and Bank Guarantee Fees and Commitment Fees
We have excluded from the Contractual Obligations table interest associated with letters of credit and bank guarantees and commitment fees under our credit facility because the outstanding letters of credit and bank guarantees, availability and applicable interest rates and fees are variable. For additional information regarding our letters of credit and bank guarantees and the interest rates and fees associated with these items and our borrowings under our credit facility, see Liquidity and Capital Resources - Debt Instruments - Credit Facility above.
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

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of September 30, 2017 and December 31, 2016, the gross amount accrued for insurance claims totaled $255.7 million and $218.2 million, with $198.3 million and $162.0 million considered to be long-term and included in “Insurance and other non-current liabilities.” Related insurance recoveries/receivables as of September 30, 2017 and December 31, 2016 were $45.1 million and $8.7 million, of which $0.5 million and $0.4 million were included in “Prepaid expenses and other current assets” and $44.6 million and $8.3 million were included in “Other assets, net.”
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
Contingent Consideration
We have excluded from the Contractual Obligations table acquisition-related contingent consideration liabilities, which represent the estimated fair value of future amounts payable to the former owners of acquired businesses, since the amounts have not been earned and we are unable to determine the portion of the liabilities that will be settled in cash and the exact timing of any such payments as of September 30, 2017. Payment of such consideration is contingent on the future financial performance of the acquired businesses, and the fair value of such consideration is estimated by management based on entity-specific assumptions that are evaluated on an ongoing basis. As of September 30, 2017 and December 31, 2016, the fair value of these contingent consideration liabilities totaled $70.9 million and $19.5 million, all of which was included in “Insurance and other non-current liabilities” on our condensed consolidated balance sheets. Since acquisition-related contingent consideration liabilities are contingent upon future events, we include these liabilities in the Contractual Obligations table when the contingencies are resolved. We expect a significant portion of these liabilities to be settled by late 2020 or early 2021.
The fair values of the contingent consideration liabilities as of September 30, 2017 was determined using a Monte Carlo simulation valuation methodology based on probability-weighted financial performance projections and other inputs including a discount rate and an expected volatility factor for each acquisition. The discount rates ranged from 1.1% to 1.8% depending on the settlement methods available and are generally based on a risk-free rate and/or our cost of debt. The expected volatility factors ranged from 25.0% to 29.6% based on historical asset volatility of selected guideline public companies. The fair value determinations incorporate significant inputs not observable in the market. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3), as further described in Note 2 to our condensed consolidated financial statements. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability.
The majority of our contingent consideration liabilities are subject to a maximum payment amount, which aggregated to $139.5 million as of September 30, 2017. One contingent consideration liability is not subject to a maximum payout amount, and the fair value of that liability was $1.0 million as of September 30, 2017.
Our aggregate contingent consideration liabilities can change due to additional business acquisitions, payments to settle outstanding liabilities, changes in the fair value of amounts owed to former owners of the acquired businesses, and foreign currency translation gains or losses. During the three and nine months ended September 30, 2017, the acquisition of Stronghold increased our contingent consideration liabilities by $51.1 million. During the three and nine months ended September 30, 2016, acquisitions increased our contingent consideration liabilities by $3.3 million and $18.7 million. We made no payments related to contingent consideration during the three and nine months ended September 30, 2017 and no payments and a nominal payment during the three and nine months ended September 30, 2016. Fair value adjustments will be reflected in operating income on our condensed consolidated statements of operations. No changes in the fair value of contingent consideration liabilities have occurred during the three and nine months ended September 30, 2017 and 2016.
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
At December 31, 2016, one customer within our Electric Power Infrastructure Services segment accounted for approximately 16% of our consolidated net receivable position. Portions of this net receivable balance were related to invoicing challenges and billing delays on two electric transmission projects located in remote regions of northeastern Canada, which resulted from changed site conditions requiring extensive quality assurance documentation and administrative requirements. During the second quarter of 2017, we and the customer reached a settlement and entered into a renegotiated contract, which eliminated the previous scheduling and billing issues and settled outstanding change orders.
Additionally, one customer within our Oil and Gas Infrastructure Services segment accounted for approximately 10% of our consolidated net receivable position at September 30, 2017. This same customer also accounted for approximately 10% of our consolidated revenues during the three and nine months ended September 30, 2017. No other customers represented 10% or more of our consolidated net receivable position as of September 30, 2017 or December 31, 2016, and no other customers represented 10% or more of our consolidated revenues for the three or nine months ended September 30, 2017 or 2016.
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
In March 2016, the FASB issued an update that amends the accounting for share-based payments in several key areas, including the treatment and cash flow presentation of tax effects related to the settlement of share-based payments and the accounting for forfeitures of share-based awards. The new guidance requires companies with share-based payments to record all related tax effects at settlement (or expiration) through income tax expense on the statement of operations rather than through APIC within equity. This update also requires excess tax benefits to be classified as an operating activity on the statement of cash flows rather than reclassified as a financing activity and requires cash paid by an employer when withholding shares for the employee portion of taxes to be presented as a financing activity. The update also allows companies to either account for forfeitures of share-based payments as they occur or to estimate forfeitures. This guidance is required to be applied prospectively except for the classification of cash related to tax withholding, which requires retrospective application. We adopted this guidance effective January 1, 2017 and will continue to estimate forfeitures of share-based payments. We anticipate increased volatility of income tax expense after adoption of this guidance, and during the three and nine months ended September 30, 2017 recorded income tax benefits of $0.1 million and $5.1 million related to the settlement of share-based awards. APIC was not adjusted for amounts recorded prior to 2017, and therefore our retained earnings were not affected by the adoption of this guidance. Additionally, $0.3 million and $7.5 million were reclassified from operating activities to financing activities on our statements of cash flows for the three and nine months ended September 30, 2016 associated with cash paid by us to satisfy tax withholding obligations for share-settled awards. Further, the presentation of excess tax benefits on the statements of cash flows is now shown as cash flows from operating activities rather than in financing activities. The excess tax benefits reclassified to operating activities for the three and nine months ended September 30, 2016 were $0.5 million and $0.7 million.
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
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued an update that supersedes most current revenue recognition guidance as well as some cost recognition guidance. The update requires that the recognition of revenue related to the transfer of goods or services to customers reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance is effective for fiscal years beginning on or after December 15, 2017 and can be applied on a full retrospective or modified retrospective basis, whereby the entity records a cumulative effect of initially applying this update at the date of initial application.
We are currently evaluating the potential impact of this update on our consolidated financial statements and are planning to adopt the update using the modified retrospective transition method effective January 1, 2018, which will result in a cumulative-effect adjustment recorded in retained earnings. We have evaluated the impact of this update on a sample of our contracts expected to be representative of the population of contracts that will generate revenues in 2018 and based on the sample results do not expect the update to materially affect our results of operations, financial position or cash flows. We have begun evaluating the impact of this update on the remainder of our contracts that are anticipated to generate revenues in 2018 and are in the process of implementing changes to our processes and controls to meet the reporting and disclosure requirements of this update.
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

In November 2016, the FASB issued an update intended to standardize the classification of restricted cash and cash equivalents transactions on the statement of cash flows. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017. The retrospective transition method will be required for this new guidance. We are currently evaluating the impact of this authoritative guidance on our consolidated financial statements and will adopt this guidance by January 1, 2018.
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
In August 2017, the FASB issued an update which amends and simplifies existing guidance for presenting the economic effects of risk management activities in the financial statements. The update is effective for interim and annual periods beginning after December 15, 2018. The amended presentation and disclosure guidance is required only prospectively, but certain amendments, if applicable, could require a cumulative-effect adjustment. We are evaluating the impact of this new standard on our consolidated financial statements and will adopt the new standard by January 1, 2019; however, as of September 30, 2017, we had no hedging relationships outstanding.
Outlook
We believe there are growth opportunities across the industries we serve and continue to have a positive long-term outlook. Overall, favorable end-market drivers have spurred demand for infrastructure services in both our electric power infrastructure and oil and gas infrastructure segments, and we believe both segments are generally entering a renewed multi-year up-cycle. We are focused on long-term growth and continuing to distinguish ourselves through safe execution and best-in-class field leadership. We will pursue opportunities designed to enhance our core business and leadership position in the industry and provide innovative solutions to our customers. We believe our unique operating model and entrepreneurial mindset will continue to provide us the foundation to generate long-term value for all of our stakeholders.
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
The significant improvement in access to natural gas resources from unconventional shale formations in the United States and Canada, driven by technological advancements, has dramatically increased the near- and long-term supply of natural gas in North America. This increase in supply has also resulted in low natural gas prices for the past several years. As a result, it is anticipated that the amount of electricity generated by natural gas powered plants will increase and, for the foreseeable future, the majority of fossil fuel generation facilities built in North America will be fueled by natural gas. Further, existing emissions regulations have resulted in the development of natural gas generation facilities to replace coal generation plants that are being retired. To the extent these dynamics continue, they are expected to result in the need for additional North American transmission and substation infrastructure to interconnect new natural gas fired generation facilities. It is also anticipated that modifications to and reengineering of existing transmission and substation infrastructure will be required as existing coal and nuclear generation facilities are retired or shut down.
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
Regulatory and environmental permitting processes remain a hurdle for some proposed transmission and renewable energy projects, and these factors continue to create uncertainty as to timing of this spending. In the near term, our electric power infrastructure services operations, particularly with respect to larger transmission projects, have been impacted by regulatory delays. However, we expect many of these projects to move forward over a multi-year period. The timing and scope of projects can also be affected by other factors such as siting, right-of-way and unfavorable economic and market conditions. We anticipate many of these issues to be overcome and spending on transmission projects to be active over the next few years, and we currently have a number of these projects underway and expect this segment’s backlog to remain strong for the remainder of 2017.
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

The need to ensure available specialized labor resources for projects also drives strategic relationships with customers. In addition, several industry and market trends are prompting customers to seek ongoing service arrangements. These trends include an aging utility workforce and labor availability issues, increasing pressure to reduce costs and improve reliability, and increasing duration and complexity of customer capital programs. Due to these and other factors, we believe customer demand for labor resources will continue to increase, possibly outpacing the supply of industry resources. We recognize that our ability to take advantage of this opportunity is also limited by our ability to employ, train and retain the necessary skilled personnel, and that an aging utility workforce and labor availability issues affect us as well. As a result, we are taking proactive steps to develop our workforce, including through the establishment and expansion of our training facility for electric power, pipeline and communications, the formation of a non-profit line training school, and other strategic investments and relationships.
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
Certain international regions present significant opportunities for growth over time across many of our operations. We are evaluating ways in which we can strategically apply our expertise in various foreign countries where infrastructure enhancements are increasingly important. For example, we are actively pursuing opportunities in growth markets where we can leverage our technology or proprietary work methods, such as our energized services, to establish a presence. In Canada, we are leveraging our electric power infrastructure services resources, relationships and reputation to expand and grow our communication infrastructure services operations. In addition, over the last several years we have successfully developed our communications infrastructure services operations in several Latin American countries that could enable us to expand our infrastructure services to that region.
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
In certain areas of North America, pipeline takeaway capacity is not sufficient to economically move oil from production areas to demand centers for current and/or anticipated future oil production. As a result, certain proposed larger oil pipeline projects are being developed and have secured producers under contractual arrangements, making these projects economically viable despite the decline in oil prices. Several of these projects are intended to move oil from the Canadian oil sands to the west coast of Canada and to markets in the United States in order to access demand markets in Europe, Asia and other areas.
While there is risk that these projects will not move forward or could be delayed, we are encouraged by the proposed larger pipeline development plans and the successful progression of certain larger pipeline projects, which we believe are indicative of an improved and favorable larger pipeline market in North America. Additionally, given the costs and time required to bring certain larger pipeline projects from conception to construction, we believe that our customers view them as important, strategic pieces of infrastructure and that their development is not primarily influenced by short term commodity price fluctuations. However, if oil and natural gas prices decline or remain at lower levels for a prolonged period, our outlook may change and demand for our oil and natural gas infrastructure services could be materially impacted.
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
We have recently expanded our industrial services offerings to the petroleum and petrochemical industries, principally through our acquisition of a specialized services business that provides high-pressure and critical-path turnaround services to the downstream and midstream energy markets, and enhanced our capabilities with respect to instrumentation and electrical services, piping, fabrication and storage tank services. The trends discussed above pertaining to unconventional shale formations in North America and the Canadian oil sands also impact the downstream and midstream energy markets and demand for these services. While these services have been negatively impacted in the short term by historic adverse weather events in the United States Gulf Coast region, we believe, based on our review of industry analyst data, that North America should be the largest downstream maintenance market in the world over the next several years, and that processing facilities located along the United States Gulf Coast should have certain strategic advantages due to their access and proximity to affordable hydrocarbon resources. Other trends impacting demand for these services include process facility utilization rates, which have remained high in recent years, and overall refining facility capacity, which has also increased in recent years. In addition, there is a substantial installed base of industrial facilities that operate in a complex, high-pressure and highly corrosive environment and require ongoing maintenance to ensure safe and efficient operations.
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
Summary and Conclusion
Though not without risks and challenges, including those discussed and referenced in “Uncertainty of Forward-Looking Statements and Information,” we believe we are well-positioned to capitalize upon opportunities and trends in the industries we serve with our full-service operations, broad geographic reach, financial strength and technical expertise, and we continue to have a positive long-term outlook. We believe there are growth opportunities across the industries we serve and that our electric power infrastructure and oil and gas infrastructure segments are generally entering a renewed multi-year up-cycle.
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
Increasing consumer and commercial demand for communication and data intensive, high-bandwidth wireline and wireless services and applications is driving significant investment in wireline and wireless infrastructure in North America and Latin America to meet these demands and the deployment of new technologies. As a result of these near and longer-term industry trends in the markets we serve, we believe there is meaningful demand for our communications engineering and construction services.
Though some of the markets and services in our Oil and Gas Infrastructure Services segment remain challenged, we believe long-term dynamics create growth opportunities. In particular, we have experienced backlog growth both in 2016 and 2017 primarily driven by new larger natural gas pipeline project awards and believe there could be similar opportunities available in the future. We also believe that our overall size and scope of service offerings allow us to leverage opportunities arising from the development of North American unconventional shale formations, the Canadian oil sands and coal seam gas and unconventional shale formations in Australia. Further, the anticipated increase in demand for our pipeline integrity, rehabilitation and replacement services, industrial services and other services in adjacent markets could create attractive growth potential for us and help diversify our service offerings in both the near and long term.
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

•	Our dependence on suppliers, subcontractors, equipment manufacturers and other third party contractors;

•	Our ability to attract and the potential shortage of skilled employees and our ability retain key personnel and qualified employees;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to these contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Adverse weather;

•	Our ability to generate internal growth;

•	Competition in our business, including our ability to effectively compete for new projects and market share;

•	The effect of natural gas, natural gas liquids and oil prices on our operations and growth opportunities and on our customers’ capital programs and demand for our services;

•	The future development of natural resources;

•	The failure of existing or potential legislative actions and initiatives to result in demand for our services;

•
Liabilities associated with multiemployer pension plans, including underfunding of liabilities and termination or withdrawal liabilities, and the possibility of further increases in the liability associated with our withdrawal from a multiemployer pension plan;

•
Unexpected costs or liabilities that may arise from pending or threatened litigation, indemnity obligations or other claims asserted against us, including liabilities and costs for which we are self-insured or uninsured;

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
Credit Risk.  We are subject to concentrations of credit risk related to our cash and cash equivalents and net receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts net of advanced billings with the same customer. Substantially all of our cash and cash equivalents are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest cash and cash equivalents in a diversified portfolio of what we believe to be high-quality investments, which primarily include interest-bearing demand deposits, money market investments and money market mutual funds with original maturities of three months or less. Although we do not currently believe the principal amounts of these cash and cash equivalents are subject to any material risk of loss, changes in economic conditions could impact the interest income we receive from these investments. In addition, as we grant credit under normal payment terms, generally without collateral, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened as a result of depressed economic and financial market conditions. However, we believe the concentration of credit risk related to billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts is limited because of the diversity of our customers. We perform ongoing credit risk assessments of our customers and financial institutions, and in some cases, we obtain collateral or other security from our customers.
Interest Rate Risk. As of September 30, 2017, we had no derivative financial instruments to manage interest rate risk. As such, we were exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of September 30, 2017, the fair value of our variable rate debt of $757.5 million approximated book value. Our weighted average interest rate on our variable rate debt for the three months ended September 30, 2017 was 2.66%. The annual effect on our pretax earnings of a hypothetical 50 basis point increase or decrease in variable interest rates would be approximately $3.8 million based on our September 30, 2017 balance of variable rate debt. As previously discussed in Item 2. Management’s Discussion and Analysis - Liquidity and Capital Resources, on October 31, 2017, we and the lenders entered into an amendment to the credit facility which, among other things, extended the maturity date to October 31, 2022 and adjusted the interest rates applicable to certain borrowings. For additional information on the new interest rates see Item 2. Management’s Discussion and Analysis - Liquidity and Capital Resources above.
Foreign Currency Risk.  The U.S. dollar is the functional currency for the majority of our operations, which are primarily located within the United States. The functional currency for our foreign operations, which are primarily located in Canada and Australia, is typically the currency of the country in which the foreign operating unit is located. Accordingly, our financial performance is subject to fluctuation due to changes in foreign currency exchange rates relative to the U.S. dollar. During the three and nine months ended September 30, 2017, revenues from our foreign operations accounted for 25.0% and 26.2% of our consolidated revenues. Fluctuations in foreign exchange rates during the three months ended September 30, 2017 caused an increase of approximately $24 million in foreign revenues compared to the three months ended September 30, 2016. Fluctuations in foreign exchange rates during the nine months ended September 30, 2017 caused an increase of approximately $26 million in foreign revenues compared to the nine months ended September 30, 2016.
We are also subject to foreign currency risk with respect to sales, purchases and borrowings that are denominated in a currency other than the respective functional currencies of our operating units. To minimize the risk from changes in foreign currency exchange rates, we may enter into foreign currency derivative contracts to hedge our foreign currency risk on a cash flow basis. There were no outstanding foreign currency derivative contracts at September 30, 2017.
We also have foreign exchange risk related to cash and cash equivalents in foreign banks. Based on the balance of cash and cash equivalents in foreign banks of $66.5 million as of September 30, 2017, an assumed 5% adverse change to foreign exchange rates would result in a fair value decline of $3.3 million. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss)”, a separate component of stockholders’ equity.

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
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Unregistered Sales of Equity Securities
Subsequent to September 30, 2017, we issued 3,500,000 shares of our common stock to the former owner of an acquired business in exchange, on a one-for-one basis, for exchangeable shares in a Canadian subsidiary of Quanta that were held by the former owner. The former owner originally received the exchangeable shares as partial consideration for the sale of the acquired business. The shares of common stock issued in this transaction were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the shares were issued to the owner of business acquired in a privately negotiated transaction not involving any public offering or solicitation.
In connection with the aforementioned acquisition, the former owner also received one share of Quanta Series F Preferred Stock, which provided the former owner voting rights in Quanta common stock equivalent to the number of outstanding exchangeable shares held by the former owner. Upon completion of the exchange described above, no exchangeable shares associated with the preferred share remained outstanding. Accordingly, the share of Quanta Series F preferred stock was redeemed, deemed retired and canceled and may not be reissued.
Issuer Purchases of Equity Securities During the Third Quarter of 2017
The following table contains information about our purchases of equity securities during the three months ended September 30, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(2)

July 1-31, 2017	—	$—	—
August 1-31, 2017	9,527	$34.94	—
September 1-30, 2017	—	$—	—
Total	9,527		—	$300,000,000
_______________________________________

(1)
Includes shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock unit and performance unit awards or the settlement of previously vested but deferred restricted stock unit awards.

(2)
On May 25, 2017, we issued a press release announcing that our board of directors approved a stock repurchase program that authorizes us to purchase, from time to time through June 30, 2020, up to $300.0 million of our outstanding common stock. Repurchases under this program can be made in open market and privately negotiated transactions, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. This program does not obligate us to acquire any specific amount of common stock and may be modified or terminated by our board of directors at any time at its sole discretion and without notice. As of September 30, 2017, we had not repurchased any shares of our common stock under this program. Accordingly the entire $300.0 million remained available under the program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

None.

Item 6.	Exhibits.

Exhibit No.		Description
2.1†	*
Securities Purchase Agreement, dated as of July 20, 2017, by and among Quanta Services, Inc., certain subsidiaries of Quanta Services, Inc., as purchasers, and the General Partners and Limited Partners of Stronghold, Ltd. and Stronghold Specialty, Ltd.

3.1		Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K filed May 25, 2011 and incorporated herein by reference)
3.2		Certificate of Designation of Series G Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed January 17, 2014 and incorporated herein by reference)
3.3		Bylaws of Quanta Services, Inc., as amended and restated March 27, 2014 (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed March 31, 2014 and incorporated herein by reference)
10.1^	*	Employment Agreement dated September 12, 2017, effective as of January 1, 2017, by and between Quanta Services, Inc. and Paul C. Gregory
10.2^	*	Employment Agreement dated September 12, 2017, effective as of May 15, 2017, by and between Quanta Services, Inc. and Donald C. Wayne
10.3
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 31, 2017, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, certain subsidiaries of Quanta Services, Inc. identified therein as Guarantors, the lenders party thereto, Bank of America, N.A., as Administrative Agent, and the Swing Line Lenders and L/C Issuers party thereto (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed November 6, 2017 and incorporated herein by reference)

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
†
Schedules and exhibits to the Securities Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Quanta undertakes to furnish copies of any of the omitted schedules or exhibits upon request by the SEC.

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

Dated: November 9, 2017