Form 10-Q
period 2018-06-30
QUANTA SERVICES INC
filed 2018-08-07
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of August 3, 2018, the number of outstanding shares of Common Stock of the registrant was 148,807,552. As of the same date, 449,929 exchangeable shares of a Canadian subsidiary of the registrant associated with one share of Series G Preferred Stock of the registrant were outstanding and an additional 36,183 exchangeable shares of another Canadian subsidiary of the registrant were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$120,357	$138,285
Accounts receivable, net of allowances of $4,757 and $4,465	2,108,317	1,985,077
Contract assets	551,505	497,292
Inventories	85,859	80,890
Prepaid expenses and other current assets	208,798	168,363
Total current assets	3,074,836	2,869,907
Property and equipment, net of accumulated depreciation of $1,042,815 and $981,275	1,325,128	1,288,602
Other assets, net	230,934	189,866
Other intangible assets, net of accumulated amortization of $352,520 and $335,507	261,820	263,179
Goodwill	1,897,664	1,868,600
Total assets	$6,790,382	$6,480,154
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term debt	$15,499	$1,220
Accounts payable and accrued expenses	1,178,983	1,057,460
Contract liabilities	496,083	433,387
Total current liabilities	1,690,565	1,492,067
Long-term debt and notes payable, net of current maturities	840,742	670,721
Deferred income taxes	196,521	179,381
Insurance and other non-current liabilities	369,089	342,356
Total liabilities	3,096,917	2,684,525
Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 156,934,020 and 155,219,154 shares issued, and 149,088,134 and 153,342,326 shares outstanding	2	2
Exchangeable shares, no par value, 486,112 shares issued and outstanding	—	—
Series G Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	1,934,826	1,889,356
Retained earnings	2,301,281	2,191,059
Accumulated other comprehensive loss	(248,532)	(203,395)
Treasury stock, 7,845,886 and 1,876,828 common shares	(296,917)	(85,451)
Total stockholders’ equity	3,690,660	3,791,571
Non-controlling interests	2,805	4,058
Total equity	3,693,465	3,795,629
Total liabilities and equity	$6,790,382	$6,480,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$2,656,348	$2,200,374	$5,073,924	$4,378,544
Cost of services (including depreciation)	2,322,977	1,898,209	4,439,505	3,810,191
Gross profit	333,371	302,165	634,419	568,353
Selling, general and administrative expenses	206,104	185,880	421,526	370,432
Amortization of intangible assets	10,507	6,494	20,912	13,056
Change in fair value of contingent consideration liabilities	(6,279)	—	(6,279)	—
Operating income	123,039	109,791	198,260	184,865
Interest expense	(9,178)	(4,271)	(15,956)	(8,236)
Interest income	660	164	806	451
Other income (expense), net	(10,426)	(1,079)	(22,401)	(1,443)
Income before income taxes	104,095	104,605	160,709	175,637
Provision for income taxes	29,389	40,245	47,392	62,837
Net income	74,706	64,360	113,317	112,800
Less: Net income attributable to non-controlling interests	341	523	1,338	696
Net income attributable to common stock	$74,365	$63,837	$111,979	$112,104

Earnings per share attributable to common stock:
Basic	$0.49	$0.41	$0.72	$0.72
Diluted	$0.48	$0.41	$0.72	$0.72

Shares used in computing earnings per share:
Weighted average basic shares outstanding	153,325	155,090	154,906	154,859
Weighted average diluted shares outstanding	154,595	156,165	156,112	155,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$74,706	$64,360	$113,317	$112,800
Other comprehensive income (loss), net of tax provision:
Foreign currency translation adjustment, net of tax of $0, $0, $0 and $0	(20,123)	26,685	(45,137)	40,506
Other comprehensive income (loss)	(20,123)	26,685	(45,137)	40,506
Comprehensive income	54,583	91,045	68,180	153,306
Less: Comprehensive income attributable to non-controlling interests	341	523	1,338	696
Total comprehensive income attributable to Quanta stockholders	$54,242	$90,522	$66,842	$152,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cash Flows from Operating Activities:
Net income	$74,706	$64,360	$113,317	$112,800
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation	50,034	44,650	98,753	87,343
Amortization of intangible assets	10,507	6,494	20,912	13,056
Change in fair value of contingent consideration liabilities	(6,279)	—	(6,279)	—
Equity in losses of unconsolidated affiliates	11,798	2,148	25,141	2,751
Amortization of debt issuance costs	288	338	576	678
(Gain) loss on sale of property and equipment	982	(2,007)	1,945	(166)
Foreign currency (gain) loss	582	641	(69)	862
Provision for doubtful accounts	139	61	984	926
Deferred income tax (benefit) provision	(2,872)	3,666	13,505	3,630
Non-cash stock-based compensation	13,485	11,557	28,172	23,423
Changes in operating assets and liabilities, net of non-cash transactions	3,150	(127,074)	(114,444)	(244,174)
Net cash provided by operating activities	156,520	4,834	182,513	1,129
Cash Flows from Investing Activities:
Capital expenditures	(81,784)	(58,257)	(148,591)	(105,281)
Proceeds from sale of property and equipment	7,224	7,543	12,993	12,344
Proceeds from insurance settlements related to property and equipment	365	—	365	597
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(15,506)	(6,108)	(46,234)	(7,635)
(Investments in) and return of equity from unconsolidated affiliates	(731)	(9,229)	(1,569)	(12,954)
Cash received from (paid for) other investments, net	78	615	784	(1,086)
Cash paid for intangible assets	(3,000)	—	(3,000)	—
Net cash used in investing activities	(93,354)	(65,436)	(185,252)	(114,015)
Cash Flows from Financing Activities:
Borrowings under credit facility	1,062,445	550,883	2,037,393	1,248,094
Payments under credit facility	(1,101,561)	(491,943)	(1,861,930)	(1,123,384)
Payments on other long-term debt	(385)	(1,354)	(731)	(2,883)
Borrowings of short-term debt	12,942	—	12,942	—
Payments on short-term debt	—	—	—	(2,783)
Distributions to non-controlling interests	(687)	(383)	(1,667)	(1,363)
Payments related to tax withholding for share-based compensation	(1,583)	(1,613)	(14,204)	(17,805)
Exercise of stock options	—	—	—	25
Repurchase of common stock	(15,993)	—	(189,906)	—
Net cash provided by (used in) financing activities	(44,822)	55,590	(18,103)	99,901

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1,113	88	1,804	1,183
Net increase (decrease) in cash, cash equivalents and restricted cash	19,457	(4,924)	(19,038)	(11,802)
Cash, cash equivalents and restricted cash, beginning of period	105,280	107,532	143,775	114,410
Cash, cash equivalents and restricted cash, end of period	$124,737	$102,608	$124,737	$102,608

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
Electric Power Infrastructure Services Segment
The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including the repair of infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and Quanta’s proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains renewable energy generation facilities, consisting of solar, wind and certain types of natural gas generation facilities, and related switchyards and transmission infrastructure. To a lesser extent, the segment also provides comprehensive communications infrastructure services to wireline, fiber and wireless carrier customers within the communications industry; services in connection with the construction of electric power generation facilities; the design, installation, maintenance and repair of commercial and industrial wiring; and the installation of traffic networks and cable and control systems for light rail lines. This segment also includes Quanta’s postsecondary educational institution that provides pre-apprenticeship training and programs for experienced linemen.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Cash and Cash Equivalents
Quanta had cash and cash equivalents of $120.4 million and $138.3 million as of June 30, 2018 and December 31, 2017. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which are carried at fair value. At June 30, 2018 and December 31, 2017, cash equivalents were $55.1 million and $7.1 million, and consisted primarily of money market investments and money market mutual funds and are discussed further in Fair Value Measurements below. As of June 30, 2018 and December 31, 2017, cash and cash equivalents held in domestic bank accounts were $79.6 million and $83.1 million, and cash and cash equivalents held in foreign bank accounts were $40.8 million and $55.2 million. As of June 30, 2018 and December 31, 2017, cash and cash equivalents held by joint ventures, which are either consolidated or proportionately consolidated, were $11.6 million and $16.7 million, of which $11.2 million and $10.0 million related to domestic joint ventures. Cash and cash equivalents held by the joint ventures are available to support joint venture operations, but Quanta cannot utilize those assets to support its other operations. Quanta generally has no right to the joint ventures’ cash and cash equivalents other than participating in distributions and in the event of dissolution.
Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts
Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates regarding, among other factors, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions, the ongoing relationship with the customer and uncertainties related to the resolution of disputed matters. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Material changes in customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect Quanta’s ability to collect amounts due. As of June 30, 2018 and December 31, 2017, Quanta had allowances for doubtful accounts on current receivables of $4.8 million and $4.5 million. Long-term accounts receivable are included within “Other assets, net” in the accompanying condensed consolidated balance sheets.
Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.
Some contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of June 30, 2018 and December 31, 2017 were $254.8 million and $300.5 million and were included in “Accounts receivable.” Retainage balances with settlement dates beyond the next twelve months were included in “Other assets, net,” and as of June 30, 2018 and December 31, 2017 were $90.7 million and $41.9 million.
Quanta recognizes unbilled receivables within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date, costs have been incurred but are yet to be billed under cost-reimbursement type contracts, or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenue recognized for work performed under fixed-price contracts, as these amounts are recorded as “Contract assets.” At June 30, 2018 and December 31, 2017, the balances of unbilled receivables included in “Accounts receivable” were $433.5 million and $303.9 million.
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
During the fourth quarter of 2017, a quantitative fair-value based goodwill impairment analysis indicated that the fair value of each of Quanta’s reporting units, with the exception of two reporting units in its Oil and Gas Infrastructure Services Division, was in excess of its carrying amount. Quanta recorded a $57.0 million non-cash charge in the fourth quarter of 2017 for the impairment of goodwill associated with a reporting unit that provides material handling services, which achieved lower operating

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

margins than anticipated during 2017 and is expected to continue to face a highly competitive environment in its select markets, and a reporting unit that provides marine and offshore services, which has experienced prolonged periods of reduced revenues and operating margins and is expected to continue to experience lower levels of activity in the U.S. Gulf of Mexico and other offshore markets. Assuming a 10% decrease in the fair value of each of Quanta’s reporting units, one additional reporting unit within Quanta’s Oil and Gas Infrastructure Services Division would have had a fair value below its carrying amount. Circumstances such as market declines, unfavorable economic conditions, loss of a major customer or other factors could increase the risk of impairment of goodwill for this reporting unit in future periods.
If an operating unit experiences prolonged periods of declining revenues, operating margins or both, it may be at risk of failing the quantitative goodwill impairment test. Certain operating units have experienced declines over the short-term due to challenging macroeconomic conditions in certain geographic areas and low oil and natural gas prices, which have negatively impacted customer spending and resulted in project cancellations and delays. Additionally, customer capital spending has been constrained as a result of an increasingly complex regulatory and permitting environment. Certain operating units within Quanta’s Oil and Gas Infrastructure Services Division that primarily operate within the midstream and smaller-scale transmission market, including the reporting units referenced above, have continued to be negatively impacted by these factors. Goodwill and intangible assets associated with these operating units were $48.9 million and $13.1 million at June 30, 2018. Quanta monitors these conditions and others to determine if it is necessary to perform the quantitative fair-value based impairment test for one or more operating units prior to the annual impairment assessment. No interim impairment charges were recorded during the six months ended June 30, 2018. Although Quanta is not aware of circumstances that would lead to additional goodwill impairments at this time, circumstances such as a continued market decline, the loss of a major customer or other factors could impact the valuation of goodwill in the future.
Other Intangible Assets
Quanta’s intangible assets include customer relationships, backlog, trade names, non-compete agreements, patented rights and developed technology and curriculum, all of which are subject to amortization. The value of customer relationships is estimated as of the date a business is acquired based on the value-in-use concept utilizing the income approach, specifically the multi-period excess earnings method. This analysis discounts to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals and estimated customer attrition rates. The following table presents the significant estimates used by management in determining the fair values of customer relationships associated with acquisitions in the six months ended June 30, 2018 and year ended December 31, 2017:

	2018	2017
Discount rates	25%	17% to 25%
Customer attrition rates	20%	15% to 78%
Quanta values backlog for acquired businesses as of the acquisition date based upon the contractual nature of the backlog within each service line, discounted to present value. The values of trade names and curriculum are estimated using the relief-from-royalty method of the income approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty for use of the trade name and curriculum. The value of a non-compete agreement is estimated based on the difference between the present value of the prospective cash flows with it in place and the present value of the prospective cash flows without it in place.
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
Investments in entities of which Quanta is not the primary beneficiary, but over which Quanta has the ability to exercise significant influence, are accounted for using the equity method of accounting. Quanta’s share of net income or losses from unconsolidated equity investments is reported as equity in earnings (losses) of unconsolidated affiliates, which is included in “Other income (expense)” in the accompanying condensed consolidated statements of operations. Equity investments are reviewed for impairment by assessing whether any decline in the fair value of the investment below the carrying amount is other than temporary. In making this determination, factors such as the ability to recover the carrying amount of the investment and the inability of the investee to sustain an earnings capacity are evaluated in determining whether a loss in value should be recognized. Any impairment losses related to investments would be recognized in equity in earnings (losses) of unconsolidated affiliates. Equity method investments are carried at original cost adjusted for Quanta’s proportionate share of the investees’ income, losses and distributions and are included in “Other assets, net” in Quanta’s accompanying condensed consolidated balance sheets.
Quanta has a minority ownership interest in a limited partnership that was selected during 2014 to build, own and operate a new electric transmission line and two substations in Alberta, Canada. The limited partnership contracted with a Quanta subsidiary to perform the engineering, procurement and construction (EPC) services for the project, and the Quanta subsidiary recognizes revenue and related cost of services as performance progresses on the project. However, due to Quanta’s ownership interest, a proportional amount of the EPC profit is deferred until the electric transmission line and related substations are constructed and ownership of the assets is deemed to be transferred to the third party customer. The profit deferral has been recorded as a decrease to the equity method investment and as a component of equity in earnings (losses) of unconsolidated affiliates, which is included in “Other income (expense)” in the accompanying condensed consolidated statements of operations. Because the profit deferral is greater than the amount invested, the net amount has been included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheets. See Notes 8 and 10 for additional disclosures related to investments.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Contracts
Quanta designs, installs, upgrades, repairs and maintains infrastructure for customers in the electric power, oil and gas and communications industries. These services may be provided pursuant to master service agreements (MSAs), repair and maintenance contracts and fixed price and non-fixed price installation contracts. These contracts are classified into three categories based on how transaction prices are determined and revenue is recognized: unit-based contracts, cost-plus contracts and fixed price contracts. Transaction prices for unit-based contracts are determined on a per unit basis, transaction prices for cost-plus contracts are determined by applying a profit margin to costs incurred on the contracts and transaction prices for fixed price contracts are determined on a lump-sum basis. All of Quanta’s revenues are recognized from contracts with its customers. In addition to the considerations described below, revenue is not recognized unless collectability under the contract is considered probable, the contract has commercial substance and the contract has been approved. Additionally, the contract must contain payment terms, as well as the rights and commitments of both parties.
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
At June 30, 2018, the aggregate transaction price allocated to unsatisfied or partially satisfied performance obligations was estimated to be approximately $5.58 billion, of which 79.8% was expected to be recognized in the subsequent twelve months. This amount represents management’s estimate of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work has not yet begun. For purposes of calculating remaining performance obligations, Quanta includes all estimated revenues attributable to consolidated joint ventures and VIEs, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations were potential orders under MSAs and non-fixed price contracts expected to be completed within one year.
Recognition of Revenue Upon Satisfaction of Performance Obligations
A transaction price is determined for each contract, and that amount is allocated to each performance obligation within the contract and recognized as revenue when, or as, the performance obligation is satisfied. Quanta generally recognizes revenue over time as it performs its obligations because there is a continuous transfer of control of the deliverable to the customer. Quanta believes that the following methods provide a faithful depiction of when performance obligations under its contracts with customers are satisfied. Under unit-based contracts with an insignificant amount of partially completed units, Quanta recognizes revenue as units are completed based on contractual pricing amounts. Under unit-based contracts with more than an insignificant amount of partially completed units and fixed price contracts, Quanta recognizes revenues as performance obligations are satisfied over time, with the percentage completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Under cost-plus contracts, Quanta recognizes revenue on an input basis, as labor hours are incurred, materials are utilized and services are performed.
Contract costs include all direct materials, labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. The majority of the materials associated with Quanta’s work are owner-furnished, and therefore not included in contract revenues and costs.
Additionally, Quanta may incur incremental costs to obtain certain contracts, such as selling and marketing costs, bid and proposal costs, sales commissions, and legal fees or initial set-up or mobilization costs, certain of which can be capitalized under the newly adopted revenue recognition guidance. Such costs were not material during the three and six months ended June 30, 2018.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

project modifications or contract termination; weather conditions; changes in estimates related to the length of time to complete a performance obligation; and performance and quality issues requiring rework or replacement. These factors, along with other risks inherent in performing services under fixed price contracts, are routinely evaluated by management. Any changes in estimates could result in changes in profitability or losses associated with the related performance obligations. For example, estimated costs for a performance obligation may increase from the original estimate and contractual provisions may not allow for adequate compensation or reimbursement for such additional costs. Changes in estimated revenues, costs and profit are recorded in the period they are determined to be probable and can be reasonably estimated.
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
As of June 30, 2018 and December 31, 2017, Quanta had recognized revenues of $110.6 million and $144.0 million related to change orders and claims included as contract price adjustments and that were in the process of being negotiated in the normal course of business. These aggregate amounts, which were included in “Contract assets” in the accompanying condensed consolidated balance sheets, represent management’s estimates of additional contract revenues that had been earned and were probable of collection. The amount ultimately realized by Quanta cannot currently be determined but could be significantly higher or lower than the estimated amount.
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
During the three and six months ended June 30, 2018, revenues were favorably impacted by $15.8 million and $47.4 million as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to March 31, 2018 and December 31, 2017. Quanta’s operating results for the three months ended June 30, 2018 were favorably impacted by $0.8 million, or 0.2% of gross profit, as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to March 31, 2018. Quanta’s operating results for the six months ended June 30, 2018 were favorably impacted by $14.2 million, or 2.2% of gross profit, as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2017. The three and six months ended June 30, 2018 included positive changes of $16.6 million and $26.3 million related to an electric transmission project in Canada, on which Quanta successfully executed through project procurement, winter schedule and productivity risks during the first half of the project, resulting in a decrease of the cost contingency amounts associated with the project. These positive changes were partially offset by negative changes in estimates on other ongoing projects.
Quanta’s operating results for the three months ended June 30, 2017 were favorably impacted by $28.8 million, or 9.5% of gross profit, as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to March 31, 2017. The impact for the three months ended June 30, 2017 included $24.6 million of positive changes in estimates on two natural gas pipeline projects that were nearing completion, which primarily related to the favorable mitigation of project risks and the release of related cost contingencies. Quanta’s operating results for the six months ended June 30, 2017 were favorably impacted by $31.0 million, or 5.5% of gross profit, as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2016.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Revenues by Category
The following tables present Quanta’s revenue disaggregated by geographic location and contract type for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
By primary geographic location:
United States	$2,193,437	$3,905,864
Canada	315,173	853,531
Australia	113,880	233,337
Latin America and Other	33,858	81,192
Total revenues	$2,656,348	$5,073,924

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
By contract type:
Unit-price contracts	$1,018,145	$1,631,583
Fixed price contracts	1,032,991	2,258,080
Cost-plus contracts	605,212	1,184,261
Total revenues	$2,656,348	$5,073,924
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
Contract assets and liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Contract assets	$551,505	$497,292
Contract liabilities	$496,083	$433,387
The increase in contract assets was primarily due to an increase in revenues for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase in contract liabilities was primarily due to an advanced billing position related to the electric transmission project in Canada mentioned above.
During the three and six months ended June 30, 2018, Quanta recognized revenue of approximately $79 million and $343 million related to contract liabilities outstanding at December 31, 2017.

Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed until a later date, costs have been incurred but are yet to be billed or if amounts arise from routine lags in billing. Quanta also recognizes unearned revenues for non-fixed

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $11.4 million and $16.0 million at June 30, 2018 and December 31, 2017.
Impairment losses recognized on contract assets were not material for the three and six months ended June 30, 2018.
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
Income Taxes
Quanta follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded based on future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled.
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
As of June 30, 2018, the total amount of unrecognized tax benefits relating to uncertain tax positions was $35.4 million, a decrease from December 31, 2017 of $0.8 million. This decrease resulted primarily from $2.9 million of payments related to uncertain tax positions for tax years 2012, 2013 and 2014, partially offset by a $2.1 million increase in reserves for uncertain tax positions to be taken for 2018. Although the Internal Revenue Service (IRS) completed its examination of Quanta’s consolidated income tax return for tax years 2010, 2011 and 2012 during the year ended December 31, 2016, Quanta and certain subsidiaries remain under examination by various U.S. state and Canadian and other foreign tax authorities for multiple periods. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $13.7 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.
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
The Tax Act, among other things, lowered the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries, limited and eliminated certain tax deductions and created new taxes on certain foreign-sourced earnings. Consequently, for the year ended December 31, 2017, Quanta recorded one-time net tax benefits of $70.1 million, including $85.3 million of tax benefits associated with the re-measurement of U.S. federal deferred tax assets and liabilities based on expected future rates (generally 21%), partially offset by an estimated $15.2 million transition tax on post-1986 earnings and profits of certain foreign subsidiaries. For the year ended December 31, 2017, an additional one-time tax benefit of $26.7 million was recorded in connection with entity restructuring and

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

recapitalization transactions completed by Quanta, which was partially offset by an $8.5 million decrease in the production activity-related tax benefit that resulted from acceleration of certain deductions into 2017.
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
Earnings Per Share
Basic and diluted earnings per share attributable to common stock are computed using the weighted average number of shares of common stock outstanding during the applicable period. Exchangeable shares that were issued pursuant to certain of Quanta’s historical acquisitions (as further discussed in Note 8), which are exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in the calculation of weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for the portion of the periods that they were outstanding. Additionally, unvested stock-based awards that contain non-forfeitable rights to dividends or dividend equivalents (participating securities) have been included in the calculation of basic and diluted earnings per share attributable to common stock for the portion of the periods that the awards were outstanding. Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for each of the three and six months ended June 30, 2018 included 2.6 million weighted average participating securities. Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for the three and six months ended June 30, 2017 included 2.3 million and 2.5 million weighted average participating securities. Diluted earnings per share attributable to common stock is computed using the weighted average number of shares of common stock outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalents would be antidilutive.
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
Stock-Based Compensation
Quanta recognizes compensation expense for restricted stock, restricted stock units (RSUs) and performance units to be settled in common stock based on the fair value of the awards, net of estimated forfeitures. The fair value of these awards is generally determined based on the number of shares or units granted and the closing price of Quanta’s common stock on the date of grant, with the exception of performance units with market-based metrics, the fair value of which is determined using a Monte Carlo simulation valuation methodology. An estimate of future forfeitures, based on historical data, is utilized to determine the period expense. Such estimates are subject to change and may impact the value that will ultimately be recognized as compensation expense. The resulting compensation expense for performance unit and time-based RSU awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, and the resulting compensation expense for performance-based RSU awards is recognized using the graded vesting method over the requisite service period. The compensation expense related to outstanding performance units can also vary from period to period based on changes in the total number of shares of common stock that Quanta anticipates will be issued upon vesting of such performance units. Payments made by Quanta to satisfy employee tax withholding obligations associated with awards settled in common stock are classified as financing cash flows.
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
Contingent Consideration Liabilities. As of June 30, 2018 and December 31, 2017, financial instruments required to be measured at fair value on a recurring basis consisted primarily of Quanta’s liabilities related to contingent consideration associated

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

with certain acquisitions, the payment of which is contingent upon the future performance of the acquired businesses and, if earned, would be payable to the former owners of the acquired businesses. The liabilities recorded represent the estimated fair values of future amounts payable to the former owners, and the fair values are estimated by management based on entity-specific assumptions that are evaluated on an ongoing basis. As of June 30, 2018 and December 31, 2017, the aggregate fair value of these outstanding and unearned contingent consideration liabilities totaled $73.0 million and $65.7 million, which was included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheets.
The fair value of contingent consideration liabilities as of June 30, 2018 was primarily determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate and an expected volatility factor for each acquisition. The expected volatility factors ranged from 23.0% to 30.0% based on historical asset volatility of selected guideline public companies. Depending on contingent consideration payment terms, the present value of the estimated payments are discounted based on a risk-free rate and/or Quanta’s cost of debt, ranging from 2.1% to 3.4%.The fair value determinations incorporate significant inputs not observable in the market. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3). Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. Quanta expects a significant portion of these liabilities to be settled by late 2020 or early 2021.
The majority of Quanta’s contingent consideration liabilities are subject to a maximum payment amount, and the aggregate maximum payout amount for these liabilities was $154.4 million as of June 30, 2018. One contingent consideration liability is not subject to a maximum payout amount, and the fair value of that liability was $1.0 million as of June 30, 2018.
Quanta’s aggregate contingent consideration liabilities can change due to additional business acquisitions, payments to settle outstanding liabilities, changes in the fair value of amounts owed, and foreign currency translation gains or losses. During the three months ended June 30, 2018, there were no acquisitions, and during the six months ended June 30, 2018, one acquisition increased Quanta’s contingent consideration liabilities by $13.7 million. There was no increase to Quanta’s contingent consideration liabilities due to acquisitions during the three and six months ended June 30, 2017. During the three and six months ended June 30, 2018 and 2017, Quanta made no payments related to contingent consideration liabilities. During the three and six months ended June 30, 2018, there was a $6.3 million decrease in the fair value of contingent consideration liabilities primarily due to changes in forecasted performance for two acquired companies. The change in fair value of contingent consideration liabilities has been reflected in operating income on Quanta’s consolidated statements of operations.
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
Other. The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying amount of variable rate debt also approximates fair value. All of Quanta’s cash equivalents were categorized as Level 1 assets at June 30, 2018 and December 31, 2017, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.
Additionally, during the three months ended June 30, 2018, Quanta recorded a $3.3 million charge associated with the planned exchange of a construction barge for an industrial property, and during the three months ended March 31, 2017, Quanta recorded a $1.9 million charge associated with the planned disposition of the same construction barge, which was not consummated.
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
Quanta has not experienced significant changes to the pattern of revenue recognition for its contracts, the identification of contracts and performance obligations or the measurement of variable consideration. For the three and six months ended June 30, 2018, the impact related to the adoption of the new revenue recognition guidance on revenues, contract assets and contract liabilities was immaterial. Quanta has also expanded its discussion in Note 2 above to address the quantitative and qualitative disclosure requirements of the new revenue recognition standard.
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
Accounting Standards Not Yet Adopted
In February 2016, the FASB issued an update that requires the recognition of operating lease right-of-use assets and the corresponding lease liabilities on the balance sheet. The new standard is effective for interim and annual periods beginning after December 15, 2018. In July 2018, the FASB issued an update that provides entities a choice between the previously required modified retrospective transition method and another transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. While Quanta continues to evaluate the effect of this standard on its consolidated financial statements, it is anticipated that adoption will result in a significant amount of lease right-of-use assets and corresponding lease liabilities being recorded on its consolidated balance sheets. Quanta has established a cross-functional team to implement this standard and is in the process of evaluating arrangements that will be subject to the standard, is implementing software to meet the reporting and disclosure requirements of the standard and is assessing the impact of the standard on its processes and internal controls. The standard is not expected to have a material impact on Quanta’s compliance with the financial covenants under its senior secured revolving current credit facility. Quanta will adopt this guidance effective January 1, 2019 and will apply the transition method that allows the recognition of a cumulative-effect adjustment to retained earnings on such date.
In June 2016, the FASB issued an update that will change the way companies measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update will require companies to use an “expected loss” model for instruments measured at amortized cost and to record allowances for available-for-sale debt securities rather than reduce the carrying amounts. The update will also require disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. Companies will apply this standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The new standard is effective for interim and annual

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

reporting periods beginning after December 15, 2019. Quanta is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements and will adopt this guidance effective January 1, 2020.
In August 2017, the FASB issued an update which amends and simplifies existing guidance for presenting the economic effects of risk management activities in the financial statements. The update is effective for interim and annual periods beginning after December 15, 2018. The amended presentation and disclosure guidance is required only prospectively, but certain amendments, if applicable, could require a cumulative-effect adjustment. Quanta is evaluating the impact of this new standard on its consolidated financial statements and will adopt the new standard effective January 1, 2019; however, as of June 30, 2018, Quanta had no hedging relationships outstanding.

4.	ACQUISITIONS:
In January 2018, Quanta acquired an electrical infrastructure services business specializing in substation construction and relay services and a postsecondary educational institution that provides pre-apprenticeship training and programs for experienced linemen, both of which are located in the United States. The aggregate consideration for these acquisitions was $51.3 million paid or payable in cash, subject to certain adjustments, and 379,817 shares of Quanta common stock, which had a fair value of approximately $13.5 million as of the respective acquisition dates. Included in the cash consideration was $12.1 million paid in the second quarter of 2018 for the purchase of certain properties and training facilities related to the postsecondary educational institution. Additionally, the acquisition of the postsecondary educational institution includes the potential payment of up to $15.0 million of contingent consideration, payable if the acquired business achieves certain performance objectives over a five-year post-acquisition period. Based on the estimated fair value of this contingent consideration, Quanta recorded a $13.7 million liability as of the acquisition date. The results of the acquired businesses have generally been included in Quanta’s Electric Power Infrastructure Services segment and consolidated financial statements beginning on the acquisition dates.
On July 20, 2017, Quanta acquired Stronghold, a specialized services business located in the United States that provides high-pressure and critical-path solutions to the downstream and midstream energy markets. The aggregate consideration included $351.0 million in cash, subject to certain adjustments, and 2,693,680 shares of Quanta common stock, which had a fair value of $81.3 million at the acquisition date. Additionally, the acquisition includes the potential payment of up to $100.0 million of contingent consideration, payable if the acquired business achieves certain performance objectives over a three-year post-acquisition period. Based on the estimated fair value of this contingent consideration, Quanta recorded a $51.1 million liability as of the acquisition date. The results of the acquired business have generally been included in Quanta’s Oil and Gas Infrastructure Services segment and consolidated financial statements since the acquisition date.
During the year ended December 31, 2017, Quanta also acquired a communications infrastructure services business and an electrical and communications business, both of which are located in the United States. The aggregate consideration for these acquisitions consisted of $12.0 million paid or payable in cash, subject to certain adjustments, and 288,666 shares of Quanta common stock, which had a fair value of $8.3 million as of the acquisition dates. The results of the acquired businesses have generally been included in Quanta’s Electric Power Infrastructure Services segment and consolidated financial statements since the acquisition dates.
Quanta is in the process of finalizing its assessments of the fair values of the acquired assets and assumed liabilities related to businesses acquired subsequent to June 30, 2017, and further adjustments to the purchase price allocations may occur. As of June 30, 2018, the estimated fair values of the net assets acquired were preliminary, with possible updates primarily related to certain tax estimates. The aggregate purchase consideration of the businesses acquired subsequent to June 30, 2017 through June 30, 2018 was allocated to acquired assets and assumed liabilities, which resulted in allocations of $107.7 million to net tangible assets, $116.6 million to identifiable intangible assets and $344.2 million to goodwill.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the aggregate consideration paid or payable as of June 30, 2018 for the 2018 acquisitions and 2017 acquisitions and presents the allocation of these amounts to net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates, inclusive of any purchase price adjustments. These allocations require significant use of estimates and is based on information that was available to management at the time these consolidated financial statements were prepared. Quanta uses a variety of information to estimate fair values, including quoted market prices, carrying amounts and valuation techniques such as discounted cash flows. Third-party appraisal firms are engaged to assist in fair value determination of fixed assets, intangible assets and certain other assets and liabilities when appropriate (in thousands).

	2018	2017
	All Acquisitions	Stronghold	Other Acquisitions
Consideration:
Cash paid or payable	$51,345	$351,014	$11,955
Value of Quanta common stock issued	13,549	81,337	8,267
Contingent consideration	13,705	51,084	—
Fair value of total consideration transferred or estimated to be transferred	$78,599	$483,435	$20,222

Accounts receivable	$4,436	$77,478	$7,157
Contract assets	—	11,913	193
Other current assets	5,722	20,914	170
Property and equipment	17,516	51,258	1,480
Other assets	325	1,513	12
Identifiable intangible assets	19,836	95,700	8,091
Contract liabilities	—	(13,489)	(93)
Other current liabilities	(8,238)	(58,346)	(2,705)
Deferred tax liabilities, net	(4,179)	—	—
Other long-term liabilities	—	(48)	—
Total identifiable net assets	35,418	186,893	14,305
Goodwill	43,181	296,542	5,917
	$78,599	$483,435	$20,222
Goodwill represents the amount by which the purchase price for an acquired business exceeds the net fair value of the assets acquired and liabilities assumed. The 2018 and 2017 acquisitions strategically expanded Quanta’s domestic electric power, oil and gas and communications service offerings, which Quanta believes contributes to the recognition of the goodwill. In connection with the 2018 acquisitions, as of the acquisition dates, goodwill of $43.2 million was recorded for the acquired businesses that were included within Quanta’s Electric Power Infrastructure Services Division. In connection with the 2017 acquisitions, as of the acquisition dates and inclusive of purchase price adjustments, goodwill of $5.9 million was recorded for the acquired businesses that were included within Quanta’s Electric Power Infrastructure Services Division, and goodwill of $296.5 million was recorded for Stronghold, which is included within Quanta’s Oil and Gas Infrastructure Services Division. Goodwill of $9.8 million related to the 2018 acquisitions is expected to be deductible for income tax purposes, and goodwill of $302.5 million related to the 2017 acquisitions is expected to be deductible for income tax purposes.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$2,656,348	$2,323,996	$5,077,992	$4,627,463
Gross profit	$333,371	$334,454	$636,226	$633,461
Selling, general and administrative expenses	$206,104	$208,437	$422,537	$415,863
Amortization of intangible assets	$10,507	$10,740	$21,168	$21,665
Net income	$74,706	$66,371	$113,610	$116,797
Net income attributable to common stock	$74,365	$65,848	$112,272	$116,101

Earnings per share attributable to common stock:
Basic	$0.49	$0.42	$0.72	$0.73
Diluted	$0.48	$0.41	$0.72	$0.73

The pro forma combined results of operations for the three and six months ended June 30, 2018 and 2017 were prepared by adjusting the historical results of Quanta to include the historical results of the 2018 acquisitions as if they occurred January 1, 2017 and the historical results of the 2017 acquisitions as if they occurred January 1, 2016. These pro forma combined historical results were adjusted for the following: a reduction of interest expense as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest expense as a result of the cash consideration paid net of cash received; an increase in amortization expense due to the incremental intangible assets recorded; changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies; an increase in the number of outstanding shares of Quanta common stock; and reclassifications to conform the acquired businesses’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition-related costs or any cost savings or other synergies that resulted or may result from the acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.
Revenues of approximately $11.2 million and a loss before income taxes of approximately $1.3 million, which included $0.4 million of acquisition-related costs, were included in Quanta’s consolidated results of operations for the three months ended June 30, 2018 related to the 2018 acquisitions. Revenues of approximately $19.3 million and a loss before income taxes of approximately $6.6 million, which included $6.0 million of acquisition-related costs, were included in Quanta’s consolidated results of operations for the six months ended June 30, 2018 related to the 2018 acquisitions.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

5. GOODWILL AND OTHER INTANGIBLE ASSETS:
A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Infrastructure Services Division	Oil and Gas Infrastructure Services Division	Total
Balance at December 31, 2017:
Goodwill	$1,272,527	$693,905	$1,966,432
Accumulated impairment	—	(97,832)	(97,832)
	1,272,527	596,073	1,868,600

Goodwill recorded related to 2018 acquisitions	43,181	—	43,181
Purchase price allocation adjustments	51	—	51
Foreign currency translation adjustments	(8,772)	(5,396)	(14,168)

Balance at June 30, 2018:
Goodwill	1,306,987	687,789	1,994,776
Accumulated impairment	—	(97,112)	(97,112)
	$1,306,987	$590,677	$1,897,664
Also, as described in Note 2, Quanta’s operating units are organized into one of Quanta’s two internal divisions, and accordingly the goodwill associated with the operating units has been aggregated on a divisional basis in the table above. These divisions are closely aligned with Quanta’s reportable segments, and operating units are assigned to a division based on the predominant type of work performed. From time to time, an operating unit may be reorganized between divisions if warranted due to changes in its predominant business.
Quanta’s intangible assets and the remaining weighted average amortization periods related to Quanta’s intangible assets subject to amortization were as follows (in thousands except for weighted average amortization periods, which are in years):

	As of			As of			As of
	June 30, 2018			December 31, 2017			June 30, 2018
	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$326,181	$(150,677)	$175,504	$327,334	$(137,333)	$190,001	6.8
Backlog	135,772	(134,885)	887	136,266	(135,847)	419	0.7
Trade names	80,279	(19,289)	60,990	74,797	(17,057)	57,740	15.8
Non-compete agreements	37,601	(28,843)	8,758	37,760	(27,659)	10,101	3.6
Patented rights and developed technology	22,507	(18,427)	4,080	22,529	(17,611)	4,918	2.9
Curriculum	9,000	(399)	8,601	—	—	—	9.6
Total intangible assets subject to amortization	611,340	(352,520)	258,820	598,686	(335,507)	263,179	8.8
Engineering license	3,000	—	3,000	—	—	—
Total intangible assets	$614,340	$(352,520)	$261,820	$598,686	$(335,507)	$263,179
Amortization expense for intangible assets was $10.5 million and $6.5 million for the three months ended June 30, 2018 and 2017 and $20.9 million and $13.1 million for the six months ended June 30, 2018 and 2017.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The estimated future aggregate amortization expense of intangible assets subject to amortization as of June 30, 2018 is set forth below (in thousands):

For the Fiscal Year Ending December 31,
Remainder of 2018	$20,880
2019	38,683
2020	37,265
2021	34,932
2022	31,403
Thereafter	95,657
Total	$258,820
6. PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock for the three and six months ended June 30, 2018 and 2017 is illustrated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Amounts attributable to common stock:
Net income attributable to common stock	$74,365	$63,837	$111,979	$112,104

Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	153,325	155,090	154,906	154,859
Effect of dilutive unvested non-participating stock-based awards	1,270	1,075	1,206	886
Weighted average shares outstanding for diluted earnings per share attributable to common stock	154,595	156,165	156,112	155,745
Basic and diluted earnings per share attributable to common stock are computed using the weighted average number of shares of common stock outstanding during the applicable period. Exchangeable shares that were issued pursuant to certain of Quanta’s historical acquisitions (as further discussed in Note 8), which are exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in the calculation of weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for the portion of the periods that they were outstanding. Additionally, unvested stock-based awards that contain non-forfeitable rights to dividends or dividend equivalents (participating securities) have been included in the calculation of basic and diluted earnings per share attributable to common stock for the portion of the periods that the awards were outstanding. Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for each of the three and six months ended June 30, 2018 included 2.6 million weighted average participating securities. Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for the three and six months ended June 30, 2017 included 2.3 million and 2.5 million weighted average participating securities.
For purposes of calculating diluted earnings per share attributable to common stock, there were no adjustments required to derive Quanta’s net income attributable to common stock. Diluted earnings per share attributable to common stock is computed using the weighted average number of shares of common stock outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalents would be antidilutive.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Borrowings under credit facility	$840,198	$668,427
Other long-term debt, interest rate of 2.4%	1,657	1,810
Capital leases, interest rates ranging from 2.5% to 3.8%	1,464	1,704
Total long-term debt obligations	843,319	671,941
Less — Current maturities of long-term debt	2,577	1,220
Total long-term debt obligations, net of current maturities	$840,742	$670,721
Quanta’s current maturities of long-term debt and short-term debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Short-term debt	$12,922	$—
Current maturities of long-term debt	2,577	1,220
Current maturities of long-term debt and short-term debt	$15,499	$1,220

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
As of June 30, 2018, Quanta had $439.9 million of outstanding letters of credit and bank guarantees under its credit facility, $240.7 million of which were denominated in U.S. dollars and $199.2 million of which were denominated in currencies other than the U.S. dollar, primarily in Australian or Canadian dollars. Quanta also had $840.2 million of outstanding revolving loans under its credit facility, $770.6 million of which were denominated in U.S. dollars and $69.6 million of which were denominated in Australian dollars. The remaining $529.9 million was available for revolving loans or new letters of credit or bank guarantees. Borrowings under the credit facility and the applicable interest rates during the three months ended June 30, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Maximum amount outstanding under the credit facility during the period	$1,053,598	$601,062	$1,053,598	$601,062
Average daily amount outstanding under the credit facility	$922,719	$518,779	$804,490	$464,432
Weighted-average interest rate	3.62%	2.49%	3.50%	2.54%
Beginning on November 20, 2017, amounts borrowed in U.S. dollars bear interest, at Quanta’s option, at a rate equal to either (i) the Eurocurrency Rate (as defined in the credit agreement) plus 1.125% to 2.000%, as determined based on Quanta’s Consolidated Leverage Ratio (as described below), or (ii) the Base Rate (as described below) plus 0.125% to 1.000%, as determined based on Quanta’s Consolidated Leverage Ratio. Amounts borrowed as revolving loans under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.125% to 2.000%, as determined based on

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Quanta’s Consolidated Leverage Ratio. Additionally, standby or commercial letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.125% to 2.000%, based on Quanta’s Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.675% to 1.150%, based on Quanta’s Consolidated Leverage Ratio.
From December 18, 2015 through November 19, 2017, amounts borrowed in U.S. dollars bore interest, at Quanta’s option, at a rate equal to either (i) the Eurocurrency Rate plus 1.125% to 2.125%, as determined based on Quanta’s Consolidated Leverage Ratio, or (ii) the Base Rate plus 0.125% to 1.125%, as determined based on Quanta’s Consolidated Leverage Ratio. Amounts borrowed as revolving loans under the credit agreement in any currency other than U.S. dollars bore interest at a rate equal to the Eurocurrency Rate plus 1.125% to 2.125%, as determined based on Quanta’s Consolidated Leverage Ratio. Standby or commercial letters of credit issued under the credit agreement were subject to a letter of credit fee of 1.125% to 2.125%, based on Quanta’s Consolidated Leverage Ratio, and Performance Letters of Credit issued under the credit agreement in support of certain contractual obligations were subject to a letter of credit fee of 0.675% to 1.275%, based on Quanta’s Consolidated Leverage Ratio.
Quanta is also subject to a commitment fee of 0.20% to 0.40%, based on its Consolidated Leverage Ratio, on any unused availability under the credit agreement.
Consolidated Leverage Ratio is the ratio of Quanta’s Consolidated Funded Indebtedness to Consolidated EBITDA (as those terms are defined in the credit agreement). For purposes of calculating Quanta’s Consolidated Leverage Ratio, Consolidated Funded Indebtedness is reduced by available cash and cash equivalents (as defined in the credit agreement) in excess of $25.0 million. Base Rate equals the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%, (ii) the prime rate publicly announced by Bank of America, N.A. and (iii) the Eurocurrency Rate plus 1.00%. Consolidated Interest Coverage Ratio is the ratio of (i) Consolidated EBIT (as defined in the credit agreement) for the four fiscal quarters most recently ended to (ii) Consolidated Interest Expense (as defined in the credit agreement) for such period (excluding all interest expense attributable to capitalized loan costs and the amount of fees paid in connection with the issuance of letters of credit on behalf of Quanta during such period).
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
The credit agreement contains certain covenants, including (i) a maximum Consolidated Leverage Ratio of 3.0 to 1.0 (provided that in connection with certain permitted acquisitions in excess of $200.0 million, such ratio is 3.5 to 1.0 for the fiscal quarter in which the acquisition is completed and the two subsequent fiscal quarters) and (ii) a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0. As of June 30, 2018, Quanta was in compliance with all of the covenants in the credit agreement.
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
Other Facilities
Quanta has also entered into bilateral credit agreements with various lenders that provide for up to $48.0 million in aggregate availability in both U.S. dollars and certain alternative currencies, primarily Australian dollars. Quanta may utilize these facilities for, among other things, the issuance of letters of credit or bank guarantees and overdraft protection and had $2.7 million of letters of credit and bank guarantees outstanding under these facilities at June 30, 2018.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8. EQUITY:
Exchangeable Shares and Preferred Stock
In connection with certain prior acquisitions of Canadian businesses, the former owners of the acquired businesses received exchangeable shares of certain Canadian subsidiaries of Quanta, which may be exchanged at the option of the holders for Quanta common stock on a one-for-one basis. The holders of exchangeable shares can make an exchange only once in any calendar quarter and must exchange a minimum of either 50,000 shares or, if less, the total number of remaining exchangeable shares registered in the name of the holder making the request. Additionally, in connection with two of such acquisitions, Quanta issued one share of Quanta Series F preferred stock and one share of Quanta Series G preferred stock to voting trusts on behalf of the respective holders of the exchangeable shares issued in such acquisitions. The one share of Quanta Series F preferred stock was subsequently redeemed and retired effective October 6, 2017. All holders of exchangeable shares have rights equivalent to Quanta common stockholders with respect to dividends and other economic rights. Additionally, the share of Quanta Series G preferred stock provides the holder of the associated exchangeable shares voting rights in Quanta common stock equivalent to the number of exchangeable shares outstanding.
During the three months ended June 30, 2018 and 2017, no exchangeable shares were exchanged for Quanta common stock. During the six months ended June 30, 2018 and 2017, 0.0 million and 2.5 million exchangeable shares were exchanged for Quanta common stock. As of June 30, 2018, the Quanta Series G preferred stock remained outstanding and 0.5 million exchangeable shares remained outstanding, of which 0.4 million were associated with the Quanta Series G preferred stock.
Treasury Stock
General
Treasury stock is recorded at cost. Under Delaware corporate law, treasury stock is not counted for quorum purposes or entitled to vote.
Shares withheld for tax withholding obligations
The tax withholding obligations of employees upon vesting of restricted stock, RSUs and performance units settled in common stock are typically satisfied by Quanta making such tax payments and withholding the number of vested shares having a value on the date of vesting equal to the tax withholding obligation. For the settlement of these employee tax liabilities, Quanta withheld 0.4 million and 0.5 million shares of Quanta common stock during the six months ended June 30, 2018 and 2017, with a total market value of $14.2 million and $17.8 million. These shares and the related costs to acquire them were accounted for as adjustments to the balance of treasury stock.
Notional amounts recorded related to deferred compensation plans
For RSUs and performance units that vest but the settlement of which is deferred under Quanta’s deferred compensation plans, Quanta records a notional amount to treasury stock and an offsetting amount to APIC. However, no shares are added to outstanding treasury stock at vesting as the shares of Quanta common stock associated with deferred equity awards are not issued. Upon settlement of the deferred equity awards and issuance of the associated Quanta common stock, the original accounting entry is reversed. The net amounts recorded to treasury stock and APIC related to the deferred compensation plans during the three months ended June 30, 2018 and 2017 were $0.0 million and $0.2 million, and the net amounts recorded to treasury stock and APIC related to the deferred compensation plans during the six months ended June 30, 2018 and 2017 were $3.3 million and $3.4 million.
Stock repurchases
During the second quarter of 2017, Quanta’s board of directors approved a stock repurchase program that authorizes Quanta to purchase, from time to time through June 30, 2020, up to $300.0 million of its outstanding common stock (the 2017 Repurchase Program). Repurchases under the 2017 Repurchase Program can be made in open market and privately negotiated transactions. During the three and six months ended June 30, 2018, Quanta repurchased 0.6 million and 5.6 million shares of its common stock in the open market at a cost of $20.0 million and $193.9 million under the 2017 Repurchase Program, $16.0 million and $189.9 million of which was paid in cash as of June 30, 2018. During 2017, Quanta repurchased 1.4 million shares of its common stock in the open market at a cost of $50.0 million under the 2017 Repurchase Program.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Non-controlling Interests
Quanta holds interests in various entities through both joint venture entities that provide infrastructure services under specific customer contracts, either directly or through subcontracting relationships, and other equity investments in partially owned entities that own and operate certain infrastructure assets, including investments that may be entered into through the partnership structure Quanta has formed with certain infrastructure investors. Quanta has determined that certain of these joint ventures where Quanta provides the majority of the infrastructure services, which management believes most significantly influences the economic performance of such joint ventures, are VIEs. Management has concluded that Quanta is the primary beneficiary of these joint ventures and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as “Non-controlling interests” in Quanta’s condensed consolidated balance sheets. Net income attributable to the other participants in the amounts of $0.3 million and $0.5 million for the three months ended June 30, 2018 and 2017 and $1.3 million and $0.7 million for the six months ended June 30, 2018 and 2017 has been accounted for as a reduction of net income in deriving “Net income attributable to common stock” in Quanta’s condensed consolidated statements of operations.
The carrying amount of the investments held by Quanta in all of its VIEs was $10.2 million and $7.8 million at June 30, 2018 and December 31, 2017. The carrying amount of investments held by the non-controlling interests in these VIEs at June 30, 2018 and December 31, 2017 was $2.8 million and $4.1 million. During the three months ended June 30, 2018 and 2017, net distributions to non-controlling interests were $0.7 million and $0.4 million. During the six months ended June 30, 2018 and 2017, net distributions to non-controlling interests were $1.7 million and $1.4 million. There were also discharges of notes receivable from a joint venture partner of $0.5 million and $0.9 million during the three and six months ended June 30, 2018. There were no other changes in equity as a result of transfers to/from the non-controlling interests during the three and six months ended June 30, 2018 or 2017. See Note 10 for further disclosures related to Quanta’s joint venture arrangements.
9. EQUITY-BASED COMPENSATION:
Stock Incentive Plans
On May 19, 2011, Quanta’s stockholders approved the 2011 Omnibus Equity Incentive Plan (the 2011 Plan). The 2011 Plan provides for the award of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock, RSUs, stock bonus awards, performance compensation awards (including performance units and cash bonus awards) or any combination of the foregoing. The purpose of the 2011 Plan is to attract and retain key personnel and provide participants with additional performance incentives by increasing their proprietary interest in Quanta. Employees, directors, officers, consultants or advisors of Quanta or its affiliates are eligible to participate in the 2011 Plan, as are prospective employees, directors, officers, consultants or advisors of Quanta who have agreed to serve Quanta in those capacities. On May 24, 2018, Quanta’s stockholders approved an amendment to the 2011 Plan that, among other things, increased the number of shares of Quanta common stock that may be issued thereunder. An aggregate of 13,300,000 shares of Quanta common stock may be issued pursuant to awards granted under the 2011 Plan. Quanta also has a Restricted Stock Unit Plan (the RSU Plan), pursuant to which RSUs may be awarded to certain employees and consultants of Quanta’s Canadian operations. The 2011 Plan and the RSU Plan are referred to as the Plans.
RSUs to be Settled in Common Stock
During the three months ended June 30, 2018 and 2017, Quanta granted a nominal amount and 0.1 million of RSUs to be settled in common stock under the 2011 Plan with weighted average grant date fair values of $36.38 and $33.32. During the six months ended June 30, 2018 and 2017, Quanta granted 1.3 million and 1.2 million of RSUs to be settled in common stock under the 2011 Plan with weighted average grant date fair values of $34.52 and $37.76. The grant date fair value for RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. RSU awards to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs in equal installments over a two-year, three-year or five-year period following the date of grant. Holders of RSUs to be settled in common stock are entitled to receive a cash dividend equivalent payment equal to any cash dividend payable on account of common shares.
During each of the three months ended June 30, 2018 and 2017, vesting activity consisted of 0.1 million of RSUs settled in common stock with an approximate fair value at the time of vesting of $3.8 million. During the six months ended June 30, 2018 and 2017, vesting activity consisted of 1.3 million and 1.4 million of RSUs settled in common stock with an approximate fair value at the time of vesting of $46.2 million and $54.3 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

During the three months ended June 30, 2018 and 2017, Quanta recognized $10.8 million and $10.1 million of non-cash stock compensation expense related to RSUs to be settled in common stock. During the six months ended June 30, 2018 and 2017, Quanta recognized $22.0 million and $21.3 million of non-cash stock compensation expense related to RSUs to be settled in common stock. Such expense is recorded in selling, general and administrative expenses. As of June 30, 2018, there was $56.2 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.03 years.
Performance Units to be Settled in Common Stock
Performance units awarded pursuant to the 2011 Plan provide for the issuance of shares of common stock upon vesting. These performance units cliff-vest at the end of a three-year performance period based on achievement of certain performance metrics established by Quanta’s compensation committee, including company performance goals and, with respect to certain awards, Quanta’s total shareholder return as compared to a predetermined group of peer companies. The final number of shares of common stock issuable upon vesting of performance units can range from 0% to 200% of the number of performance units, depending on the level of achievement, as determined by Quanta’s compensation committee.
During the three months ended June 30, 2018 and 2017, Quanta did not grant any performance units to be settled in common stock under the 2011 Plan. During each of the six months ended June 30, 2018 and 2017, Quanta granted 0.3 million performance units to be settled in common stock under the 2011 Plan with a weighted average grant date fair value of $12.24 and $17.63 per unit. The grant date fair values for awards of performance units with market-based metrics, which were granted in the six months ended June 30, 2018 and 2017, were determined using a Monte Carlo simulation valuation methodology using the following key inputs:

	2018	2017
Valuation date stock price based on the February 28, 2018 and March 22, 2017 closing stock prices	$34.44	$36.31
Expected volatility	34%	36%
Risk-free interest rate	2.39%	1.46%
Term in years	2.84	2.78
Quanta recognizes expense related to performance units with market-based metrics based on the probability of achievement of the underlying performance metrics, multiplied by the portion of the three-year period that has expired and the fair value of the total number of shares of common stock that Quanta anticipates will be issued based on such achievement. Quanta recognizes expense related to performance units without market-based metrics based on the portion of the three-year period that has expired multiplied by the fair value of the total number of shares of common stock that Quanta anticipates will be issued. During the three months ended June 30, 2018 and 2017, Quanta recognized $2.7 million and $1.4 million in compensation expense associated with performance units. During the six months ended June 30, 2018 and 2017, Quanta recognized $6.2 million and $2.1 million in compensation expense associated with performance units. Such expense is recorded in selling, general and administrative expenses. During each of the three months ended June 30, 2018 and 2017, no performance units vested, and no shares of common stock were issued in connection with performance units. During each of the six months ended June 30, 2018 and 2017, 0.1 million performance units vested, and 0.1 million shares of common stock were issued in connection with performance units.
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
Compensation expense related to RSUs to be settled in cash was $1.5 million and $1.2 million for the three months ended June 30, 2018 and 2017 and $2.8 million and $3.9 million for the six months ended June 30, 2018 and 2017. Such expense is recorded in selling, general and administrative expenses. RSUs that are anticipated to be settled in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $3.8 million and $3.8 million to settle liabilities related to cash-settled RSUs in the three months ended June 30, 2018 and 2017 and $6.0 million and $6.1 million to settle liabilities related to cash-settled RSUs in the six months ended June 30, 2018 and 2017. Accrued liabilities

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

for the estimated earned value of outstanding RSUs to be settled in cash were $1.4 million and $4.6 million at June 30, 2018 and December 31, 2017.

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
During 2014, a limited partnership in which Quanta is a partner was selected for an engineering, procurement and construction (EPC) electric transmission project in Canada to construct approximately 500 kilometers of transmission line and two 500 kV substations. A subsidiary of Quanta, engaged by the limited partnership, is contracted to provide turnkey EPC services for the entire project. As of June 30, 2018, Quanta made aggregate contributions to this unconsolidated affiliate of $63.9 million, received $61.6 million as a return of capital and had outstanding additional capital commitments associated with this project of $24.1 million, which are anticipated to be paid in 2019.
Additionally, as of June 30, 2018, Quanta had outstanding capital commitments associated with investments in unconsolidated affiliates related to planned oil and gas infrastructure projects of $15.7 million, of which $14.8 million is expected to be paid in 2018. The remaining $0.9 million of these capital commitments is anticipated to be paid by May 31, 2022. As described in Note 2, Quanta has also formed a partnership with select infrastructure investors that provides up to $1.0 billion of capital, including approximately $80.0 million from Quanta, available to invest in certain specified infrastructure projects through August 2024.
Leases
Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, and certain leases include renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of June 30, 2018 (in thousands):

Operating Leases
Year Ending December 31 —
Remainder of 2018	$66,869
2019	94,590
2020	64,320
2021	40,995
2022	24,548
Thereafter	46,024
Total minimum lease payments	$337,346
Rent expense related to operating leases was $75.8 million and $67.8 million for the three months ended June 30, 2018 and 2017 and $151.8 million and $132.8 million for the six months ended June 30, 2018 and 2017.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Quanta has guaranteed the residual value on certain of its equipment operating leases, agreeing to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of such leases. At June 30, 2018, the maximum guaranteed residual value was $651.5 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value; however, there can be no assurance that significant payments will not be required in the future.
Contingent Consideration Liabilities
As discussed in further detail in Note 2, Quanta is obligated to pay contingent consideration amounts to the former owners of certain acquired businesses in the event that such acquired businesses achieve specified performance objectives. As of June 30, 2018 and December 31, 2017, the estimated fair value of Quanta’s contingent consideration liabilities totaled $73.0 million and $65.7 million.
Committed Expenditures
Quanta has capital commitments for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of June 30, 2018, $48.2 million of production orders were issued with expected delivery dates in 2018, and $1.1 million of production orders were issued with expected delivery dates in 2019. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that the majority of these orders will be assigned to third party leasing companies and made available to Quanta under certain of its master equipment lease agreements, thereby releasing Quanta from its capital commitments.
Legal Proceedings
Quanta is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, Quanta records a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, Quanta discloses matters for which management believes a material loss is at least reasonably possible. Except as otherwise stated below, none of these proceedings are expected to have a material adverse effect on Quanta’s consolidated financial position, results of operations or cash flows. In all instances, management has assessed the matter based on current information and made a judgment concerning its potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainties of litigation.
Maurepas Project Dispute. During the third quarter of 2017, Maurepas Pipeline, LLC (Maurepas) notified QPS Engineering, LLC (QPS), a subsidiary of Quanta, of Maurepas’ assertion of a claim for liquidated damages allegedly arising from delay in mechanical completion of a project in Louisiana. Quanta disputes the claim and believes that QPS is not responsible for liquidated damages under the contract terms. The matter remains subject to contractual dispute resolution measures; however, either party may choose to institute a formal legal proceeding upon completion of such measures. If, upon final resolution of this matter, Quanta is unsuccessful, any such liquidated damages would be recorded by QPS as additional costs on the project, and Quanta believes the range of reasonably possible loss could be up to $22.0 million, which is the maximum liability for liquidated damages pursuant to the contract terms. In July and August 2018, Quanta received notice from Maurepas claiming certain warranty defects on the project. Quanta is currently evaluating the claimed defects. Based on the information currently available, no estimate of possible loss related to these claims can be determined.
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
At June 30, 2018 and December 31, 2017, no customers represented 10% or more of Quanta’s consolidated net receivable position. No customers represented 10% or more of Quanta’s consolidated revenues for the three and six months ended June 30, 2018, and one customer within Quanta’s Oil and Gas Infrastructure Services segment accounted for approximately 10% of Quanta’s consolidated revenues for the three and six months ended June 30, 2017.
Insurance
As discussed in Note 2, Quanta is insured for employer’s liability, workers’ compensation, auto liability, general liability and group health claims. As of June 30, 2018 and December 31, 2017, the gross amount accrued for insurance claims totaled $243.2 million and $254.7 million, with $185.0 million and $200.0 million considered to be long-term and included in “Insurance and other non-current liabilities.” Related insurance recoveries/receivables as of June 30, 2018 and December 31, 2017 were $36.9 million and $50.4 million, of which $0.4 million and $0.4 million were included in “Prepaid expenses and other current assets” and $36.5 million and $50.0 million were included in “Other assets, net.”
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
As of June 30, 2018, Quanta had $439.9 million in outstanding letters of credit and bank guarantees under its senior secured revolving credit facility securing its casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2018 and 2019. Quanta expects to renew the majority of the letters of credit related to the casualty insurance program for subsequent one-year periods upon maturity.
Performance Bonds and Parent Guarantees
In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. These performance bonds expire at various times ranging from mechanical completion of the related projects to a period extending beyond contract completion in certain circumstances, and as such a determination of maximum potential amounts outstanding requires the use of certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of Quanta’s bonded operating activity. As of June 30, 2018, the total amount of the outstanding performance bonds was estimated to be approximately $3.2 billion. Quanta’s estimated maximum exposure as it relates to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of its commitments under the performance bonds generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $864 million as of June 30, 2018.
Additionally, from time to time, Quanta guarantees the obligations of its wholly owned subsidiaries, including obligations in connection with certain contracts with customers, lease obligations, joint venture arrangements and, in some states, contractors’ licenses. Quanta is not aware of any material obligations for performance or payment asserted against it under any of these guarantees.
Employment Agreements
Quanta has various employment agreements with certain executives and other employees, which provide for compensation, other benefits and, under certain circumstances, severance payments and post-termination equity-related benefits. Certain employment agreements also contain clauses that become effective upon a change in control of Quanta, and Quanta may be obligated to pay certain amounts to such employees upon the occurrence of any of the defined change in control events.
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
The Pension Protection Act of 2006 also added special funding and operational rules generally applicable to plan years beginning after 2007 for multiemployer plans that are classified as “endangered,” “seriously endangered” or “critical” status based on multiple factors (including, for example, the plan’s funded percentage, cash flow position and whether it is projected to experience a minimum funding deficiency). Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, as applicable, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. Certain plans to which Quanta contributes or may contribute in the future are in “endangered,” “seriously endangered” or “critical” status. The amount of additional funds, if any, that Quanta may be obligated to contribute to these plans in the future cannot be reasonably estimated due to uncertainty of the future levels of work that require the specific use of union employees covered by these plans, as well as the future contribution levels and possible surcharges on contributions applicable to these plans.

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
Indemnities
Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Additionally, in connection with certain acquisitions and dispositions, Quanta has indemnified various parties against specified liabilities that those parties might incur in the future. The indemnities under acquisition or disposition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of June 30, 2018, except as otherwise set forth above in Legal Proceedings, Quanta does not believe any material liabilities for claims exist against it in connection with any of these indemnity obligations.
In the normal course of Quanta’s acquisition transactions, Quanta obtains rights to indemnification from the sellers or former owners of acquired businesses for certain risks, liabilities and obligations arising from their prior operations, such as performance, operational, safety, workforce or tax issues, some of which Quanta may not have discovered during due diligence. However, the indemnities may not cover all of Quanta’s exposure for such pre-acquisition matters, and the indemnitors may be unwilling or unable to pay the amounts owed to Quanta. Accordingly, Quanta may incur expenses for which it is not reimbursed. Quanta is currently in the process of negotiating certain pre-acquisition obligations associated with non-U.S. payroll taxes that may be due from a business acquired by Quanta in 2013. As of June 30, 2018, Quanta had recorded $11.4 million as its estimate of the pre-acquisition tax obligations and a corresponding indemnification asset, as management expects to recover from the indemnity counterparties any amounts that Quanta may be required to pay in connection with any such obligations.
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
Reportable segment information, including revenues and operating income by type of work, is gathered from each operating unit for the purpose of evaluating segment performance in support of Quanta’s market strategies. These classifications of Quanta’s operating unit revenues by type of work for segment reporting purposes can at times require judgment on the part of management. Quanta’s operating units may perform joint projects for customers in multiple industries, deliver multiple types of services under a single customer contract or provide service offerings to various industries. For example, Quanta performs joint trenching projects to install distribution lines for electric power and natural gas customers.
In addition, Quanta’s integrated operations and common administrative support for its operating units require that certain allocations be made to determine segment profitability, including allocations of shared and indirect costs, such as facility costs, indirect operating expenses including depreciation, and general and administrative costs. Certain corporate costs are not allocated and include payroll and benefits, employee travel expenses, facility costs, professional fees, acquisition costs and amortization related to intangible assets.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Electric Power Infrastructure Services	$1,570,173	$1,300,729	$3,138,680	$2,520,231
Oil and Gas Infrastructure Services	1,086,175	899,645	1,935,244	1,858,313
Consolidated	$2,656,348	$2,200,374	$5,073,924	$4,378,544
Operating income (loss):
Electric Power Infrastructure Services	$146,011	$113,043	$286,906	$212,715
Oil and Gas Infrastructure Services	43,829	67,751	53,886	106,568
Corporate and non-allocated costs	(66,801)	(71,003)	(142,532)	(134,418)
Consolidated	$123,039	$109,791	$198,260	$184,865
Depreciation:
Electric Power Infrastructure Services	$23,258	$22,150	$47,528	$44,236
Oil and Gas Infrastructure Services	22,480	18,134	43,175	35,498
Corporate and non-allocated costs	4,296	4,366	8,050	7,609
Consolidated	$50,034	$44,650	$98,753	$87,343
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
Foreign Operations
During the three months ended June 30, 2018 and 2017, Quanta derived $463.0 million and $524.5 million of its revenues from foreign operations. During the six months ended June 30, 2018 and 2017, Quanta derived $1.17 billion and $1.18 billion of its revenues from foreign operations. Of Quanta’s foreign revenues, 68% and 80% were earned in Canada during the three months ended June 30, 2018 and 2017 and 73% and 82% were earned in Canada during the six months ended June 30, 2018 and 2017. In addition, Quanta held property and equipment of $311.2 million and $330.4 million in foreign countries, primarily Canada, as of June 30, 2018 and December 31, 2017.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

12. SUPPLEMENTAL CASH FLOW INFORMATION:
The net effects of changes in operating assets and liabilities, net of non-cash transactions, on cash flows from operating activities are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Accounts and notes receivable	$(45,089)	$(31,605)	$(176,801)	$(126,443)
Contract assets	(56,934)	(67,270)	(63,118)	(147,980)
Inventories	8,277	(3,529)	(5,405)	(4,798)
Prepaid expenses and other current assets	(39,251)	(29,355)	(57,993)	(33,637)
Accounts payable and accrued expenses and other non-current liabilities	151,001	(55,723)	123,790	13,044
Contract liabilities	(6,212)	48,020	71,062	36,206
Other, net	(8,642)	12,388	(5,979)	19,434
Net change in operating assets and liabilities, net of non-cash transactions	$3,150	$(127,074)	$(114,444)	$(244,174)
A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows are as follows (in thousands).

	June 30,
	2018	2017
Cash and cash equivalents	$120,357	$99,565
Restricted cash included in “Prepaid expenses and other current assets”	2,926	2,627
Restricted cash included in “Other assets, net”	1,454	416
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$124,737	$102,608

	March 31,
	2018	2017
Cash and cash equivalents	$101,736	$106,514
Restricted cash included in “Prepaid expenses and other current assets”	3,160	591
Restricted cash included in “Other assets, net”	384	427
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$105,280	$107,532

	December 31,
	2017	2016
Cash and cash equivalents	138,285	$112,183
Restricted cash included in “Prepaid expenses and other current assets”	5,106	1,709
Restricted cash included in “Other assets, net”	384	518
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$143,775	$114,410
Restricted cash includes any cash that is legally restricted as to withdrawal or usage.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Additional supplemental cash flow information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cash (paid) received during the period for —
Interest paid	$(8,772)	$(4,044)	$(14,732)	$(7,506)
Income taxes paid	$(34,598)	$(93,279)	$(52,555)	$(101,496)
Income tax refunds	$1,345	$463	$2,363	$2,669

During the three months ended June 30, 2017, Quanta entered into a non-cash transaction whereby Quanta accepted title to a construction barge in satisfaction and discharge of a $7.1 million note receivable.
13. SUBSEQUENT EVENT:
Subsequent to June 30, 2018, Quanta acquired a 30% equity interest in a water and gas pipeline infrastructure contractor located in Australia for a subscription price of $22.2 million in cash, with an option to acquire the remaining outstanding equity of the company through 2020. A portion of the subscription price was offset by a $3.7 million deposit previously paid by Quanta to the company. Quanta’s interest in the company is represented by preference shares, which grant Quanta certain additional earnings and distribution participation rights during a designated 25-month period and preferential liquidation rights.

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
Services Provided and Operating Segments
We report our results under two reportable segments: (1) Electric Power Infrastructure Services and (2) Oil and Gas Infrastructure Services. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the six months ended June 30, 2018 were $5.07 billion, of which 61.9% was attributable to the Electric Power Infrastructure Services segment and 38.1% was attributable to the Oil and Gas Infrastructure Services segment.
The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including the repair of infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and our proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains renewable energy generation facilities, consisting of solar, wind and certain types of natural gas generation facilities, and related switchyards and transmission infrastructure. To a lesser extent, the segment also provides comprehensive communications infrastructure services to wireline, fiber and wireless carrier customers within the communications industry; services in connection with the construction of electric power generation facilities; the design, installation, maintenance and repair of commercial and industrial wiring; and the installation of traffic networks and cable and control systems for light rail lines. This segment also includes our postsecondary educational institution that provides pre-apprenticeship training and programs for experienced linemen.
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
Reportable segment information, including revenues and operating income by type of work, is gathered from each operating unit for the purpose of evaluating segment performance in support of our market strategies. These classifications of our operating unit revenues by type of work for segment reporting purposes can at times require judgment on the part of management. Our operating units may perform joint projects for customers in multiple industries, deliver multiple types of services under a single customer contract or provide service offerings to various industries. For example, we perform joint trenching projects to install distribution lines for electric power and natural gas customers. Our integrated operations and common administrative support for our operating units requires that certain allocations be made to determine segment profitability, including allocations of shared and indirect costs, such as facility costs, indirect operating expenses including depreciation, and general and administrative costs. Certain corporate costs are not allocated, including payroll and benefits, employee travel expenses, facility costs, professional fees, acquisition costs and amortization related to intangible assets.
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
A transaction price is determined for each contract, and that amount is allocated to each performance obligation within the contract and recognized as revenue when, or as, the performance obligation is satisfied. We generally recognize revenue over time as we perform our obligations because there is a continuous transfer of control of the deliverable to the customer. We believe that the following methods provide a faithful depiction of when performance obligations under our contracts with customers are satisfied. Under unit-based contracts with an insignificant amount of partially completed units, we recognize revenue as units are completed based on contractual pricing amounts. Under unit-based contracts with more than an insignificant amount of partially completed units and fixed price contracts, we recognize revenues as performance obligations are satisfied over time, with the percentage completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Under cost-plus contracts, we recognize revenue on an input basis, as labor hours are incurred, materials are utilized and services are performed.
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
Recent Investments, Acquisitions and Divestitures
Acquisitions
In January 2018, we acquired an electrical infrastructure services business specializing in substation construction and relay services and a postsecondary educational institution that provides pre-apprenticeship training and programs for experienced linemen, both of which are located in the United States. The aggregate consideration for these acquisitions was $51.3 million paid or payable in cash, subject to certain adjustments, and 379,817 shares of Quanta common stock, which had a fair value of approximately $13.5 million as of the respective acquisition dates. Included in the cash consideration was $12.1 million paid in the second quarter of 2018 for the purchase of certain properties and training facilities related to the postsecondary educational institution. Additionally, the acquisition of the postsecondary educational institution includes the potential payment of up to $15.0 million of contingent consideration, payable if the acquired business achieves certain performance objectives over a five-year post-acquisition period. Based on the estimated fair value of this contingent consideration, we recorded a $13.7 million liability as of the acquisition date. The results of the acquired businesses have generally been included in our Electric Power Infrastructure Services segment and consolidated financial statements beginning on the acquisition dates.
On July 20, 2017, we acquired Stronghold, a specialized services business located in the United States that provides high-pressure and critical-path solutions to the downstream and midstream energy markets. The aggregate consideration included $351.0 million in cash, subject to certain adjustments, and 2,693,680 shares of Quanta common stock, which had a fair value of $81.3 million at the acquisition date. Additionally, the acquisition includes the potential payment of up to $100.0 million of contingent consideration, payable if the acquired business achieves certain performance objectives over a three-year post-acquisition period. Based on the estimated fair value of this contingent consideration, we recorded a $51.1 million liability as of the acquisition date. The results of the acquired business have generally been included in our Oil and Gas Infrastructure Services segment and consolidated financial statements since the acquisition date.
During the year ended December 31, 2017, we also acquired a communications infrastructure services business and an electrical and communications business, both of which are located in the United States. The aggregate consideration for these acquisitions consisted of $12.0 million paid or payable in cash, subject to certain adjustments, and 288,666 shares of Quanta common stock, which had a fair value of $8.3 million as of the acquisition dates. The results of the acquired businesses have generally been included in our Electric Power Infrastructure Services segment and consolidated financial statements since the acquisition dates.
Investment
Subsequent to June 30, 2018, we acquired a 30% equity interest in a water and gas pipeline infrastructure contractor located in Australia for a subscription price of $22.2 million in cash, with an option to acquire the remaining equity of the company through 2020. A portion of the subscription price was offset by a $3.7 million deposit previously paid by us to the company. Our interest in the company is represented by preference shares, which grant us certain additional earnings and distribution participation rights during a designated 25-month period and preferential liquidation rights.
Performance Obligations and Backlog
As discussed in Note 3 of the Notes to Consolidated Financial Statements in Item 1. Financial Information, effective January 1, 2018, we adopted the new revenue recognition guidance issued by the FASB. Pursuant to the new guidance, we are required to disclose, as of the end of each interim and annual period, the aggregate amount of remaining performance obligations under our contracts with customers. A performance obligation is a promise in a contract with a customer to transfer a distinct good or service. As of June 30, 2018, our remaining performance obligations were $5.58 billion, 79.8% of which was expected to be recognized in the subsequent twelve months. Our remaining performance obligations represent management’s estimate of consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work has not yet begun. For purposes of calculating remaining performance obligations, we include all estimated revenues attributable to consolidated joint ventures and VIEs, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection.
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
Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts may be terminated, typically upon 30 to 90 days notice, even if we are not in default under the contract. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends for current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining the estimated amount of backlog. As of June 30, 2018 and December 31, 2017, MSAs accounted for 39% and 44% of our estimated 12-month backlog and 48% and 52% of total backlog. There can be no assurance as to our customers’ actual requirements or that our estimates are accurate.
Revenue estimates included in our remaining performance obligations and backlog can be subject to change as a result of, among other things, project acceleration; cancellations or delays due to various factors, including but not limited to commercial issues, regulatory requirements and adverse weather; and final acceptance of change orders by our customers. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected.

The following table reconciles total remaining performance obligations to our backlog (a non-GAAP measure) by reportable segment as of June 30, 2018, along with estimates of amounts expected to be realized within 12 months of June 30, 2018 (in thousands):

	June 30, 2018
	12 Month	Total
Electric Power Infrastructure Services
Remaining performance obligations	$2,434,216	$3,335,413
Estimated orders under MSAs and short-term, non-fixed price contracts	1,823,629	3,799,060
Backlog	4,257,845	7,134,473

Oil and Gas Infrastructure Services
Remaining performance obligations	2,017,559	2,240,235
Estimated orders under MSAs and short-term, non-fixed price contracts	1,162,125	2,117,695
Backlog	3,179,684	4,357,930

Total
Remaining performance obligations	4,451,775	5,575,648
Estimated orders under MSAs and short-term, non-fixed price contracts	2,985,754	5,916,755
Backlog	$7,437,529	$11,492,403
The following table presents our total backlog (a non-GAAP measure) by reportable segment as of June 30, 2018 and December 31, 2017, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of		Backlog as of
	June 30, 2018		December 31, 2017
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services	$4,257,845	$7,134,473	$4,032,379	$7,359,237
Oil and Gas Infrastructure Services	3,179,684	4,357,930	2,413,817	3,818,470
Total backlog	$7,437,529	$11,492,403	$6,446,196	$11,177,707
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
Understanding Margins
Our gross margin is gross profit expressed as a percentage of revenues, and our operating margin is operating income expressed as a percentage of revenues. Cost of services, which is subtracted from revenues to obtain gross profit, consists primarily of salaries, wages and benefits to employees; depreciation; fuel and other equipment expenses; equipment rental expense; and costs related to subcontracted services, insurance, facilities, materials, parts and supplies. Selling, general and administrative expenses, amortization of intangible assets and change in fair value of contingent consideration liabilities are then subtracted from gross profit to obtain operating income. Various factors, only some of which are within our control, can impact our margins on a quarterly or annual basis.
Seasonal and geographical. Seasonal weather patterns can have a significant impact on margins. Generally, business is slower in the winter months versus the warmer months of the year, resulting in lower productivity and consequently reducing our ability to cover fixed costs. This can be offset somewhat by increased demand for electrical service and repair work resulting from severe weather. Additionally, project schedules, including when projects begin and are completed, may impact margins. The mix of business conducted in the areas we serve will also affect margins, as some areas offer the opportunity for higher margins due to their geographic characteristics. For example, margins may be negatively impacted by unexpected difficulties that can arise in challenging operating conditions such as urban settings or mountainous and other difficult terrain. Site conditions, including unforeseen underground conditions, can also impact margins.
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
Materials versus labor. Typically, our customers are responsible for supplying their own materials on projects; however, for some of our contracts we may agree to procure all or part of the required materials. Margins may be lower on projects where we furnish a significant amount of materials, including projects where we provide engineering, procurement and construction (EPC)

services, as our mark-up on materials is generally lower than our mark-up on labor costs. Furthermore, fluctuations in the price of materials we are required to procure, including as a result of national and global economic conditions, may impact our margins. In a given period, an increase in the percentage of work with higher materials procurement requirements may decrease our overall margins.
Size, scope and complexity of projects. We may experience a decrease or fluctuations in margins when larger, more complex electric transmission and pipeline projects experience significant delays. Larger projects with higher voltage capacities, larger diameter throughput capacities, increased engineering, design or construction complexities, more difficult terrain requirements or longer distance requirements typically yield opportunities for higher margins as we assume a greater degree of performance risk and there is greater utilization of our resources for longer construction timeframes. Conversely, smaller or less complex electric transmission and pipeline projects typically provide lower margin opportunities, as there are a greater number of competitors capable of performing in this market, and competitors at times may more aggressively pursue available volumes of work to absorb fixed costs. A greater percentage of smaller scale or less complex electric transmission and pipeline work also could negatively impact margins due to the inefficiency of transitioning between a greater number of smaller projects versus continuous production on fewer larger projects. Our margins may be further impacted by delays in the timing of larger projects, extended bidding procedures for more complex EPC projects or temporary decreases in capital spending by our customers. Also, during these periods we may choose to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we are strategically positioned to deliver on larger, more complicated electric transmission or pipeline projects when they move forward.
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
Project Variability and Performance. Margins for a single project may fluctuate quarter to quarter due to changes in the volume or type of work performed, the pricing structure under the project contract or job productivity. Productivity can be influenced by many factors, including where the work is performed (e.g., locations with challenging operating conditions where unexpected difficulties can arise); whether the work is on an open or encumbered right of way; inclement weather; environmental restrictions or regulatory delays; protests or other political activity on a project; legal challenges to a project; and the performance of third parties. These types of factors are not practicable to quantify through accounting data but may individually or in the aggregate have a direct impact on the gross margin of a specific project.
Foreign currency risk. Our financial performance is reported on a U.S. dollar-denominated basis but is partially subject to fluctuations in foreign currency exchange rates. Fluctuations in exchange rates relative to the U.S. dollar, primarily the Canadian and Australian dollars, could cause material fluctuations in comparisons of our results of operations between periods.
Change in fair value of contingent consideration liabilities. We anticipate fluctuations in operating income margins as a result of changes in the fair value of contingent consideration liabilities associated with acquisitions. See Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements for more information about the valuation methodologies and assumptions related to the determination of the fair value of these liabilities.
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

Results of Operations
As previously discussed, the results of acquired businesses have been included in the following results of operations beginning on their respective acquisition dates. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three and six month periods indicated (dollars in thousands):
Consolidated Results

	Three Months Ended June 30,				Six Months Ended June 30, 2018
	2018		2017		2018		2017
Revenues	$2,656,348	100.0%	$2,200,374	100.0%	$5,073,924	100.0%	$4,378,544	100.0%
Cost of services (including depreciation)	2,322,977	87.5	1,898,209	86.3	4,439,505	87.5	3,810,191	87.0
Gross profit	333,371	12.5	302,165	13.7	634,419	12.5	568,353	13.0
Selling, general and administrative expenses	206,104	7.8	185,880	8.4	421,526	8.3	370,432	8.5
Amortization of intangible assets	10,507	0.3	6,494	0.3	20,912	0.4	13,056	0.3
Change in fair value of contingent consideration liabilities	(6,279)	(0.2)	—	—	(6,279)	(0.1)	—	—
Operating income	123,039	4.6	109,791	5.0	198,260	3.9	184,865	4.2
Interest expense	(9,178)	(0.3)	(4,271)	(0.2)	(15,956)	(0.3)	(8,236)	(0.2)
Interest income	660	—	164	—	806	—	451	—
Other income (expense), net	(10,426)	(0.4)	(1,079)	—	(22,401)	(0.4)	(1,443)	—
Income before income taxes	104,095	3.9	104,605	4.8	160,709	3.2	175,637	4.0
Provision for income taxes	29,389	1.1	40,245	1.9	47,392	1.0	62,837	1.4
Net income	74,706	2.8	64,360	2.9	113,317	2.2	112,800	2.6
Less: Net income attributable to non-controlling interests	341	—	523	—	1,338	—	696	—
Net income attributable to common stock	$74,365	2.8%	$63,837	2.9%	$111,979	2.2%	$112,104	2.6%
Three months ended June 30, 2018 compared to the three months ended June 30, 2017
Revenues.  Revenues increased $456.0 million, or 20.7%, to $2.66 billion for the three months ended June 30, 2018. Contributing to the increase were incremental revenues of $269.4 million from electric power infrastructure services and $186.5 million from oil and gas infrastructure services. The increase in revenues from electric power infrastructure services was primarily the result of increased customer spending associated with both transmission projects and distribution services. The increase in oil and gas services revenues was primarily the result of $195 million in revenues generated by the acquired business of Stronghold, which was partially offset by decreased capital spending by our customers on large diameter pipeline transmission projects. The timing of construction for these large diameter pipeline transmission projects is highly variable due to delays associated with obtaining permits, as well as worksite access limitations related to environmental regulations and seasonal weather patterns.
Gross profit.  Gross profit increased $31.2 million, or 10.3%, to $333.4 million for the three months ended June 30, 2018. Gross profit as a percentage of revenues decreased to 12.5% for the three months ended June 30, 2018 from 13.7% for the three months ended June 30, 2017. The increase in gross profit was primarily due to the overall increase in revenues described above. The decrease in gross profit as a percentage of revenues was primarily associated with oil and gas infrastructure services and resulted from a lower level of large diameter pipeline transmission work, which typically yields higher margins. In addition, the lower proportion of large diameter pipeline transmission work negatively impacted resource utilization.
Selling, general and administrative expenses.  Selling, general and administrative expenses increased $20.2 million, or 10.9%, to $206.1 million for the three months ended June 30, 2018. This increase was primarily attributable to $17.0 million of incremental selling, general and administrative expenses associated with acquired businesses, including acquisition and integration costs of $2.1 million. Also contributing to the increase were $6.1 million in higher compensation expenses, largely associated with higher salaries due to increased personnel to support business growth and annual compensation increases, as well as increased stock-based compensation expense related to improved forecasted achievement of multi-year performance metrics; $3.3 million of charges associated with the planned exchange of a construction barge for an industrial property; and $1.3 million in severance and restructuring costs associated with the closure of certain operations within the Oil and Gas Infrastructure Services segment. These increases were partially offset by a decrease of $5.6 million in legal costs and a decrease in charitable contributions primarily related to a $2.4 million contribution made for the formation of a non-profit line training school in the quarter ended June 30, 2017. Selling, general and administrative expenses as a percentage of revenues decreased to 7.8% for the three months ended June 30, 2018 from 8.4% for the three months ended June 30, 2017, primarily due to the increased revenues described above.

Amortization of intangible assets.  Amortization of intangible assets increased $4.0 million to $10.5 million for the three months ended June 30, 2018. This increase was primarily due to increased amortization of intangible assets associated with recently acquired businesses, partially offset by reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized.
Change in fair value of contingent consideration liabilities. A $6.3 million decrease in the fair value of contingent consideration liabilities was recognized during the three months ended June 30, 2018, which resulted in a corresponding increase in operating income, as compared to no change during the three months ended June 30, 2017. The decrease in fair value in the three months ended June 30, 2018 was primarily due to changes in forecasted performance for two acquired companies. It is anticipated that changes in fair value will be recorded periodically until the contingent consideration liabilities are settled. See Contractual Obligations - Contingent Consideration Liabilities for more information.
Interest expense.  Interest expense increased $4.9 million to $9.2 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 due to increased borrowing activity, primarily related to the acquisition of Stronghold and common stock repurchases, as well as a higher weighted average interest rate.
Other income (expense), net. Other income (expense), net was a net expense of $10.4 million for the three months ended June 30, 2018, as compared to a net expense of $1.1 million for the three months ended June 30, 2017. The increase in expense was primarily due to an increase in construction activity on a large electric transmission project in Canada for an entity in which we have an equity investment. Due to such equity investment, a portion of the construction earnings are deferred by recognition of a decrease to the recorded value of the equity investment and a charge to equity in losses of unconsolidated affiliates, which is included in other income (expense), net. Additional profit deferrals are anticipated through the first half of 2019 as the project progresses from approximately 60% complete as of June 30, 2018 to completion.
Provision for income taxes.  The provision for income taxes was $29.4 million for the three months ended June 30, 2018, with an effective tax rate of 28.2%. The provision for income taxes was $40.2 million for the three months ended June 30, 2017, with an effective tax rate of 38.5%. The effective rate for the three months ended June 30, 2018 was lower since it reflects impacts from the enactment of the Tax Act on December 22, 2017, which among other things, lowered the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018; partially offset by an increase in losses in foreign jurisdictions for which tax benefits are not expected to be realized. As a result of the Tax Act, our effective tax rate for 2018 is expected to be approximately 29%. For additional information on the status of our provisional analysis of the Tax Act, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Information.
Other comprehensive income. Other comprehensive income (loss), net of taxes was a loss of $20.1 million in the three months ended June 30, 2018 compared to a gain of $26.7 million in the three months ended June 30, 2017. The loss in the three months ended June 30, 2018 was due to the strengthening of the U.S. dollar against foreign currencies associated with the positive net asset position of our international operations, primarily the Canadian and Australian dollars, as of June 30, 2018 when compared to March 31, 2018, and the gain in the three months ended June 30, 2017 was due to a strengthening of the foreign currencies associated with the positive net asset position of our international operations, primarily the Canadian and Australian dollars, against the U.S. dollar as of June 30, 2017 when compared to March 31, 2017.
Six months ended June 30, 2018 compared to the six months ended June 30, 2017
Revenues.  Revenues increased $695.4 million, or 15.9%, to $5.07 billion for the six months ended June 30, 2018. Contributing to the increase were incremental revenues of $618.4 million from electric power infrastructure services and $76.9 million from oil and gas infrastructure services. The increase in revenues from electric power infrastructure services was primarily the result of increased customer spending associated with electric transmission projects and $37.4 million in additional emergency restoration services revenues primarily from winter storms in the United States and Canada. Also contributing to the increase in revenues from electric power infrastructure services was approximately $35 million in revenues from acquired businesses. The increase in oil and gas infrastructure services revenues was primarily the result of approximately $350 million in revenues generated by the acquired business of Stronghold, which was largely offset by decreased capital spending by our customers on large diameter pipeline transmission projects. The timing of construction for these large diameter pipeline transmission projects is highly variable due to delays associated with obtaining permits, as well as worksite access limitations related to environmental regulations and seasonal weather patterns.
Gross profit.  Gross profit increased $66.1 million, or 11.6%, to $634.4 million for the six months ended June 30, 2018. Gross profit as a percentage of revenues decreased to 12.5% for the six months ended June 30, 2018 from 13.0% for the six months ended June 30, 2017. The increase in gross profit was primarily due to the overall increase in revenues described above. The decrease in gross profit as a percentage of revenues was primarily associated with oil and gas infrastructure services and resulted from a lower level of large diameter pipeline transmission work, which typically yields higher margins. In addition, the lower proportion of large diameter pipeline transmission work negatively impacted resource utilization.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $51.1 million, or 13.8%, to $421.5 million for the six months ended June 30, 2018. This increase was primarily attributable to $42.2 million of incremental selling, general and administrative expenses associated with acquired businesses, including acquisition and integration costs of $9.3 million. Also contributing to the increase were $12.6 million in higher compensation expenses, largely associated with higher salaries due to increased personnel to support business growth and annual compensation increases, as well as increased stock-based compensation expense related to improved forecasted achievement of multi-year performance metrics; $1.4 million in incremental charges associated with the planned disposition of a construction barge; and $1.3 million in severance and restructuring costs associated with the closure of certain operations within the Oil and Gas Infrastructure Services segment. These increases were partially offset by a decrease of $8.7 million in legal costs in the six months ended June 30, 2018, $4.2 million of which was associated with a matter involving our prior disposition of certain communications operations, which was resolved in last year’s first quarter, and a decrease in charitable contributions primarily related to a $2.4 million contribution made for the formation of a non-profit line training school in the quarter ended June 30, 2017. Selling, general and administrative expenses as a percentage of revenues decreased to 8.3% for the six months ended June 30, 2018 from 8.5% for the six months ended June 30, 2017, primarily due to the increase in revenues described above.
Amortization of intangible assets.  Amortization of intangible assets increased $7.9 million to $20.9 million for the six months ended June 30, 2018. This increase was primarily due to increased amortization of intangible assets associated with recently acquired businesses, partially offset by reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized.
Change in fair value of contingent consideration liabilities. A $6.3 million decrease in the fair value of contingent consideration liabilities was recognized during the six months ended June 30, 2018, which resulted in a corresponding increase in operating income, as compared to no change during the six months ended June 30, 2017. The decrease in fair value in the six months ended June 30, 2018 was primarily due to changes in forecasted performance for two acquired companies. It is anticipated that changes in fair value will be recorded periodically until the contingent consideration liabilities are settled. See Contractual Obligations - Contingent Consideration Liabilities for more information.
Interest expense.  Interest expense increased $7.7 million to $16.0 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due to increased borrowing activity, primarily related to the acquisition of Stronghold and common stock repurchases, as well as a higher weighted average interest rate.
Other income (expense), net. Other income (expense), net was a net expense of $22.4 million for the six months ended June 30, 2018, as compared to a net expense of $1.4 million for the six months ended June 30, 2017. The increase in expense was primarily due to an increase in construction activity on a large electric transmission project in Canada for an entity in which we have an equity investment. Due to such equity investment, a portion of the construction earnings are deferred by recognition of a decrease to the recorded value of the equity investment and a charge to equity in losses of unconsolidated affiliates, which is included in other income (expense), net. Additional profit deferrals are anticipated through the first half of 2019 as the construction project progresses from approximately 60% complete as of June 30, 2018 to completion.
Provision for income taxes.  The provision for income taxes was $47.4 million for the six months ended June 30, 2018, with an effective tax rate of 29.5%. The provision for income taxes was $62.8 million for the six months ended June 30, 2017, with an effective tax rate of 35.8%. The lower effective tax rate for the six months ended June 30, 2018 was primarily due to impacts from the enactment of the Tax Act on December 22, 2017, which among other things, lowered the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018; partially offset by an increase in losses in foreign jurisdictions for which tax benefits are not expected to be realized. In addition, the six months ended June 30, 2017 reflects higher tax benefits associated with the vesting of stock-based compensation awards primarily based on a higher weighted average vesting date stock price. As a result of the Tax Act, our effective tax rate for 2018 is expected to be approximately 29%. For additional information on the status of our provisional analysis of the Tax Act, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Information.
Other comprehensive income. Other comprehensive income (loss), net of taxes was a loss of $45.1 million in the six months ended June 30, 2018 compared to a gain of $40.5 million in the six months ended June 30, 2017. The loss in the six months ended June 30, 2018 was due to the strengthening of the U.S. dollar against foreign currencies associated with the positive net asset position of our international operations, primarily the Canadian and Australian dollars, as of June 30, 2018 when compared to December 31, 2017, and the gain in the six months ended June 30, 2017 was due to a strengthening of foreign currencies associated with the positive net asset position of our international operations, primarily the Canadian and Australian dollars, against the U.S. dollar as of June 30, 2017 when compared to December 31, 2016.

Segment Results
The following table sets forth segment revenues and segment operating income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30, 2018
	2018		2017		2018		2017
Revenues:
Electric Power Infrastructure Services	$1,570,173	59.1%	$1,300,729	59.1%	$3,138,680	61.9%	$2,520,231	57.6%
Oil and Gas Infrastructure Services	1,086,175	40.9	899,645	40.9	1,935,244	38.1	1,858,313	42.4
Consolidated revenues from external customers	$2,656,348	100.0%	$2,200,374	100.0%	$5,073,924	100.0%	$4,378,544	100.0%
Operating income (loss):
Electric Power Infrastructure Services	$146,011	9.3%	$113,043	8.7%	$286,906	9.1%	$212,715	8.4%
Oil and Gas Infrastructure Services	43,829	4.0	67,751	7.5	53,886	2.8%	106,568	5.7
Corporate and non-allocated costs	(66,801)	N/A	(71,003)	N/A	(142,532)	N/A	(134,418)	N/A
Consolidated operating income	$123,039	4.6%	$109,791	5.0%	$198,260	3.9%	$184,865	4.2%
Three months ended June 30, 2018 compared to the three months ended June 30, 2017
Electric Power Infrastructure Services Segment Results
Revenues increased $269.4 million, or 20.7%, to $1.57 billion for the three months ended June 30, 2018. This increase was primarily the result of increased customer spending associated with both transmission projects and distribution services, including continued favorable progress on a large transmission project in Canada. Also contributing to the increase were $20.9 million of increased communications infrastructure services revenues; approximately $20 million in revenues from acquired businesses; $13.6 million of incremental emergency restoration services revenues primarily from winter storms in the United States and Canada; and favorable foreign currency exchange rates during the three months ended June 30, 2018, which favorably impacted revenues by approximately $10 million and were primarily attributable to the relationship between the U.S. dollar and the Canadian and Australian dollars.
Operating income increased $33.0 million, or 29.2%, to $146.0 million for the three months ended June 30, 2018. Operating income as a percentage of revenues increased to 9.3% for the three months ended June 30, 2018 from 8.7% for the three months ended June 30, 2017. These increases were primarily due to the increase in revenues described above, including the incremental emergency restoration services revenues, which typically yield higher margins due in part to higher equipment utilization and absorption of fixed costs. Additionally, operating results for the three months ended June 30, 2018 were favorably impacted by a large transmission project in Canada that continues to successfully execute through project schedule and productivity risks, which has resulted in a decrease of the project cost contingencies.
Oil and Gas Infrastructure Services Segment Results
Revenues increased $186.5 million, or 20.7%, to $1.09 billion for the three months ended June 30, 2018. This increase was primarily the result of approximately $195 million in revenues generated by the acquired business of Stronghold and an increased number of smaller transmission and distribution projects. These increases were partially offset by decreased capital spending by our customers on large diameter pipeline projects. The timing of construction for these large diameter pipeline transmission projects is highly variable due to delays associated with obtaining permits, as well as worksite access limitations related to environmental regulations and seasonal weather patterns. For example, a higher percentage of our larger pipeline project work in 2017 was performed in the first half of the year, whereas we expect the majority of such work for 2018 to be performed in the second half of the year. Foreign currency exchange rates did not have a material impact on revenues between periods.
Operating income decreased $23.9 million, or 35.3%, to $43.8 million for the three months ended June 30, 2018. Operating income as a percentage of revenues decreased to 4.0% for the three months ended June 30, 2018 from 7.5% for the three months ended June 30, 2017. These decreases were primarily due to the lower level of large diameter pipeline transmission work, which typically yields higher margins. In addition, the decrease in the level of large diameter pipeline transmission work negatively impacted resource utilization. Additionally, operating income and margin were negatively impacted by harsh weather conditions experienced on a midstream project in the northeastern United States, which has been completed. Also contributing to the decreases were $3.3 million of charges associated with the planned exchange of a construction barge for an industrial property and $1.3 million in severance and restructuring costs associated with the closure of certain operations within this segment. These decreases were partially offset by earnings of Stronghold, which was acquired in July 2017.

Corporate and Non-allocated Costs
Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended June 30, 2018 decreased $4.2 million to $66.8 million compared to the quarter ended June 30, 2017. The decrease was primarily due to a $6.3 million decrease in fair value of contingent consideration liabilities during the three months ended June 30, 2018; a $3.8 million decrease in professional fees primarily related to lower information technology costs; a $2.8 million decrease in acquisition and integration costs, and a decrease in charitable contributions primarily related to a $2.4 million contribution made for the formation of a non-profit line training school in the quarter ended June 30, 2017. These decreases were partially offset by $6.0 million in higher compensation related costs, largely associated with increased personnel to support business growth and annual compensation increases, as well as increased stock-based compensation expense related to improved forecasted achievement of multi-year performance metrics, and $4.0 million in higher intangible amortization, primarily due to the Stronghold acquisition.
Six months ended June 30, 2018 compared to the six months ended June 30, 2017
Electric Power Infrastructure Services Segment Results
Revenues for this segment increased $618.4 million, or 24.5%, to $3.14 billion for the six months ended June 30, 2018. This increase was primarily the result of increased customer spending associated with electric transmission projects and distribution related services, including progress on a large transmission project in Canada. Additionally, emergency restoration services revenues increased $37.4 million primarily from winter storms in the United States and Canada. Also contributing to the increases were approximately $35 million in revenues from acquired businesses; favorable foreign currency exchange rates during the six months ended June 30, 2018, which favorably impacted revenues by approximately $28 million and were primarily attributable to the relationship between the U.S. dollar and the Canadian and Australian dollars; and $21.2 million of increased communications infrastructure services revenues.
Operating income increased $74.2 million, or 34.9%, to $286.9 million for the six months ended June 30, 2018. Operating income as a percentage of segment revenues increased to 9.1% for the six months ended June 30, 2018 from 8.4% for the six months ended June 30, 2017. These increases were primarily due to the increase in revenues described above, including the incremental emergency restoration services revenues, which typically yield higher margins due in part to higher equipment utilization and absorption of fixed costs. Additionally, operating results for the six months ended June 30, 2018 were favorably impacted by the electric transmission project in Canada that successfully executed through project procurement, winter schedule and productivity risks resulting in a decrease of the project cost contingencies.
Oil and Gas Infrastructure Services Segment Results
Revenues for this segment increased $76.9 million, or 4.1%, to $1.94 billion for the six months ended June 30, 2018. This increase was primarily due to approximately $350 million in revenues generated by the acquired business of Stronghold and favorable foreign currency exchange rates during the six months ended June 30, 2018, which favorably impacted our international operations by approximately $14 million and were primarily attributable to the relationship between the U.S. dollar and the Canadian and Australian dollars. Largely offsetting these increases was reduced capital spending by our customers on large diameter pipeline projects. The timing of construction for these large diameter pipeline transmission projects is highly variable due to delays associated with obtaining permits, as well as worksite access limitations related to environmental regulations and seasonal weather patterns. For example, a higher percentage of our larger pipeline project work in 2017 was performed in the first half of the year, whereas we expect the majority of such work for 2018 to be performed in the second half of the year.
Operating income decreased $52.7 million, or 49.4%, to $53.9 million for the six months ended June 30, 2018. Operating income as a percentage of segment revenues decreased to 2.8% for the six months ended June 30, 2018 from 5.7% for the six months ended June 30, 2017. These decreases were primarily due to lower overall revenues from large diameter pipeline transmission work, which typically yields higher margins. In addition, the lower proportion of large diameter pipeline transmission work negatively impacted resource utilization. Also, contributing to the decreases were $1.4 million of incremental charges associated with the planned disposition of a construction barge, $1.3 million in severance and restructuring costs associated with the closure of certain operations within this segment and the impact of severe weather on various ongoing projects resulting in lower productivity during the six months ended June 30, 2018. These decreases were partially offset by earnings of Stronghold, which was acquired in July 2017. The six months ended June 30, 2017 were favorably impacted by a termination fee associated with a project cancellation and negatively impacted by lower margins on two distribution MSAs due to unexpected delays in the release of work after crews were mobilized.

Corporate and Non-allocated Costs
Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the six months ended June 30, 2018 increased $8.1 million to $142.5 million compared to the six months ended June 30, 2017. This increase was primarily due to $11.3 million of higher compensation expenses, largely associated with increased personnel to support business growth and annual compensation increases, as well as increased stock-based compensation expense related to improved forecasted achievement of multi-year performance metrics; $7.9 million in higher intangible amortization, primarily due to the Stronghold acquisition; and $4.4 million in higher acquisition-related costs. These increases were partially offset by a $7.0 million decrease in professional fees primarily related to lower information technology costs, a $6.3 million decrease in fair value of contingent consideration liabilities during the six months ended June 30, 2018, a $4.2 million decrease in legal costs associated with a matter involving our prior disposition of certain communications operations, which was resolved in last year’s first quarter, and a decrease in charitable contributions primarily related to a $2.4 million contribution made for the formation of a non-profit line training school in the quarter ended June 30, 2017.
Liquidity and Capital Resources
Cash Requirements
Our cash and cash equivalents totaled $120.4 million and $138.3 million as of June 30, 2018 and December 31, 2017. As of June 30, 2018 and December 31, 2017, cash and cash equivalents held in domestic bank accounts were $79.6 million and $83.1 million, and cash and cash equivalents held in foreign bank accounts were $40.8 million and $55.2 million. As of June 30, 2018 and December 31, 2017, cash and cash equivalents held by our joint ventures, which are either consolidated or proportionately consolidated, were $11.6 million and $16.7 million, of which $11.2 million and $10.0 million related to domestic joint ventures. Cash and cash equivalents held by the joint ventures are available to support joint venture operations, but we cannot utilize those assets to support our other operations. We generally have no right to the joint ventures’ cash and cash equivalents other than participating in distributions and in the event of dissolution.
At June 30, 2018, we were in compliance with the covenants under the credit agreement for our senior secured revolving credit facility and the covenants under our other bilateral credit agreements discussed below in Debt Instruments. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under such credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures during 2018, as well as facilitate our ability to grow through acquisitions or otherwise in the foreseeable future.
Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. Total capital expenditures are expected to be approximately $290 million to $310 million for 2018, of which we have spent $148.6 million through June 30, 2018.
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
Management monitors the financial markets and general national and global economic conditions for factors that may affect our liquidity and capital resources. We consider our cash and cash equivalents investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash and cash equivalent investments with short-term maturities. Accordingly, we do not anticipate that any weakness in the capital markets will have a material impact on the principal amounts of our cash and cash equivalents or our ability to rely upon our senior secured revolving credit facility for funds. To date, we have not experienced a loss of or lack of access to our cash or cash equivalents or funds under our senior secured revolving credit facility; however, our access to invested cash and cash equivalents or availability under our senior secured revolving credit facility could be impacted in the future by adverse conditions in the financial markets.
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
Sources and Uses of Cash
As of June 30, 2018, we had cash and cash equivalents of $120.4 million and working capital of $1.38 billion. We had $840.2 million of outstanding revolving loans under our senior secured revolving credit facility, $770.6 million of which were denominated in U.S. dollars and $69.6 million of which were denominated in Australian dollars. We also had $439.9 million of outstanding letters of credit and bank guarantees under our senior secured revolving credit facility, $240.7 million of which were denominated in U.S. dollars and $199.2 million of which were denominated in currencies other than the U.S. dollar, primarily in Australian or Canadian dollars. As of June 30, 2018, our $1.81 billion senior secured revolving credit facility had $529.9 million available for revolving loans or issuing new letters of credit or bank guarantees.
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
Operating activities provided net cash of $156.5 million during the three months ended June 30, 2018 as compared to $4.8 million provided during the three months ended June 30, 2017. This increase in cash flows from operating activities was primarily due to the timing of cash payments on accounts payable and accrued liabilities, in part due to lower working capital requirements related to lower levels of ongoing large diameter oil and gas pipeline projects and lower income tax payments, partially offset by higher working capital requirements related to ongoing electric power infrastructure projects in the three months ended June 30, 2018.
Operating activities provided net cash of $182.5 million during the six months ended June 30, 2018 as compared to $1.1 million provided during the six months ended June 30, 2017. This increase in cash flows from operating activities was primarily due to the timing of cash payments on accounts payable and accrued liabilities, in part due to lower working capital requirements related to lower levels of ongoing large diameter oil and gas pipeline projects and lower income tax payments, partially offset by higher working capital requirements related to ongoing electric power infrastructure projects in the six months ended June 30, 2018.
Days sales outstanding (DSO) as of June 30, 2018 was 74 days, as compared to 80 days at June 30, 2017. This decrease was primarily attributable to the timing of cash collections associated with a larger electric transmission project that experienced billing delays in prior periods and a larger electric transmission project that currently has favorable advance billing terms. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets less contract liabilities, divided by average revenues per day during the quarter.
Investing Activities
During the three months ended June 30, 2018, we used net cash for investing activities of $93.4 million as compared to $65.4 million used during the three months ended June 30, 2017. Investing activities in the second quarter of 2018 included $81.8 million of capital expenditures and $15.5 million primarily related to the acquisition of certain properties and training facilities associated with a business acquired in the first quarter of 2018. These items were partially offset by $7.2 million of proceeds from the sale of property and equipment. Investing activities in the second quarter of 2017 included $58.3 million of capital expenditures; $9.2 million used for investments in unconsolidated affiliates, net of certain returns to these investments; and $6.1 million used for acquisitions. These items were partially offset by $7.5 million of proceeds from the sale of property and equipment. During the six months ended June 30, 2018, investing activities used net cash of $185.3 million as compared to $114.0 million used in the six months ended June 30, 2017. Investing activities in the six months ended June 30, 2018 included $148.6 million of capital expenditures and $46.2 million used for acquisitions. These items were partially offset by $13.0 million of proceeds from the sale of property and equipment. Investing activities in the six months ended June 30, 2017 included $105.3 million of capital expenditures; $13.0 million used for investments in unconsolidated affiliates, net of certain returns related to these investments; and $7.6 million used for acquisitions. These items were partially offset by $12.3 million of proceeds from the sale of property and equipment.
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

Additionally, certain of our acquisitions included the potential payment of contingent consideration, payable in the event certain performance objectives are achieved by the acquired businesses. The majority of these contingent consideration liabilities are subject to a maximum payment amount, and the aggregate maximum amount of these liabilities was $154.4 million as of June 30, 2018. Included within this amount was contingent consideration of up to $15.0 million related to a January 2018 acquisition, payable at the end of two-year and five-year post-acquisition periods if the acquired business achieves certain performance objectives, and approximately $100.0 million related to the 2017 acquisition of Stronghold, payable at the end of a three-year post-acquisition period if the acquired business achieves certain performance objectives. Each of these liabilities would be paid at least 70% in cash. The aggregate fair value of all of our contingent consideration liabilities, including those that are not subject to a maximum payment amount, was $73.0 million as of June 30, 2018.
Subsequent to June 30, 2018, we acquired a 30% equity interest in a water and gas pipeline infrastructure contractor located in Australia for a subscription price of $22.2 million in cash, with an option to acquire the remaining outstanding equity of the company through 2020.
Financing Activities
During the three months ended June 30, 2018, net cash used in financing activities was $44.8 million as compared to net cash provided of $55.6 million during the three months ended June 30, 2017. Financing activities in the three months ended June 30, 2018 included $39.1 million of net repayments under our senior secured revolving credit facility and $16.0 million of cash payments for common stock repurchases, partially offset by $12.9 million of short-term borrowings. Financing activities in the three months ended June 30, 2017 included $58.9 million of net borrowings under our senior secured revolving credit facility.
During the six months ended June 30, 2018, net cash used in financing activities was $18.1 million as compared to net cash provided of $99.9 million in the six months ended June 30, 2017. Financing activities in the six months ended June 30, 2018 included $189.9 million of cash payments for common stock repurchases and $14.2 million of payments to satisfy tax withholding obligations associated with share-based compensation, largely offset by $175.5 million of net borrowings under our credit facility. Financing activities in the six months ended June 30, 2017 included $124.7 million of net borrowings under our credit facility, partially offset $17.8 million of payments to satisfy tax withholding obligations associated with share-based compensation.
Stock Repurchases
During the second quarter of 2017, our board of directors approved a stock repurchase program that authorizes us to purchase, from time to time through June 30, 2020, up to $300.0 million of our outstanding common stock. Repurchases under this program can be made in open market and privately negotiated transactions. During the three and six months ended June 30, 2018, we repurchased 0.6 million and 5.6 million shares of our common stock in the open market at a cost of $20.0 million and $193.9 million, of which $16.0 million and $189.9 million was paid in cash as of June 30, 2018. During 2017, we repurchased 1.4 million shares of our common stock in the open market at a cost of $50.0 million. Accordingly, $56.1 million remained authorized for repurchase under the program as of June 30, 2018. Additionally, we repurchased additional shares of our common stock in the open market at a cost of $10.0 million in July of 2018, which resulted in $46.1 million remaining authorized for repurchase under the program.
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
As of June 30, 2018, we had $840.2 million of outstanding revolving loans under the credit facility, $770.6 million of which were denominated in U.S. dollars and $69.6 million of which were denominated in Australian dollars. We also had $439.9 million of outstanding letters of credit and bank guarantees under our credit facility, $240.7 million of which were denominated in U.S.

dollars and $199.2 million of which were denominated in currencies other than the U.S. dollar, primarily in Australian or Canadian dollars. The remaining $529.9 million was available for revolving loans or new letters of credit or bank guarantees.
Beginning on November 20, 2017, amounts borrowed in U.S. dollars bear interest, at our option, at a rate equal to either (i) the Eurocurrency Rate (as defined in the credit agreement) plus 1.125% to 2.000%, as determined based on our Consolidated Leverage Ratio (as described below), or (ii) the Base Rate (as described below) plus 0.125% to 1.000%, as determined based on our Consolidated Leverage Ratio. Amounts borrowed as revolving loans under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.125% to 2.000%, as determined based on our Consolidated Leverage Ratio. Additionally, standby or commercial letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.125% to 2.000%, based on our Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.675% to 1.150%, based on our Consolidated Leverage Ratio.
From December 18, 2015 through November 19, 2017, amounts borrowed in U.S. dollars bore interest, at our option, at a rate equal to either (i) the Eurocurrency Rate plus 1.125% to 2.125%, as determined based on our Consolidated Leverage Ratio), or (ii) the Base Rate plus 0.125% to 1.125%, as determined based on our Consolidated Leverage Ratio. Amounts borrowed as revolving loans under the credit agreement in any currency other than U.S. dollars bore interest at a rate equal to the Eurocurrency Rate plus 1.125% to 2.125%, as determined based on our Consolidated Leverage Ratio. Standby or commercial letters of credit issued under the credit agreement were subject to a letter of credit fee of 1.125% to 2.125%, based on our Consolidated Leverage Ratio, and Performance Letters of Credit issued under the credit agreement in support of certain contractual obligations were subject to a letter of credit fee of 0.675% to 1.275%, based on our Consolidated Leverage Ratio.
We are also subject to a commitment fee of 0.20% to 0.40%, based on our Consolidated Leverage Ratio, on any unused availability under the credit agreement.

Consolidated Leverage Ratio is the ratio of our Consolidated Funded Indebtedness to Consolidated EBITDA (as those terms are defined in the credit agreement). For purposes of calculating our Consolidated Leverage Ratio, Consolidated Funded Indebtedness is reduced by available cash and cash equivalents (as defined in the credit agreement) in excess of $25.0 million. Base Rate equals the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%, (ii) the prime rate publicly announced by Bank of America, N.A. and (iii) the Eurocurrency Rate plus 1.00%. Consolidated Interest Coverage Ratio is the ratio of (i) Consolidated EBIT (as defined in the credit agreement) for the four fiscal quarters most recently ended to (ii) Consolidated Interest Expense (as defined in the credit agreement) for such period (excluding all interest expense attributable to capitalized loan costs and the amount of fees paid in connection with the issuance of letters of credit on behalf of Quanta during such period).
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
The credit agreement contains certain covenants, including (i) a maximum Consolidated Leverage Ratio of 3.0 to 1.0 (provided that in connection with certain permitted acquisitions in excess of $200.0 million, such ratio is 3.5 to 1.0 for the fiscal quarter in which the acquisition is completed and the two subsequent fiscal quarters) and (ii) a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0. As of June 30, 2018, we were in compliance with all of the covenants under the credit agreement.
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
Other Facilities
We have also entered into bilateral credit agreements with various lenders that provide for up to $48.0 million in aggregate availability in both U.S. dollars and certain alternative currencies, primarily Australian dollars. We may utilize these facilities for, among other things, the issuance of letters of credit or bank guarantees and overdraft protection and had $2.7 million of letters of credit and bank guarantees outstanding under these facilities at June 30, 2018.
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
We have guaranteed the residual value on certain of our equipment operating leases, agreeing to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of such leases. At June 30, 2018, the maximum guaranteed residual value was $651.5 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value; however, there can be no assurance that significant payments will not be required in the future.
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
As of June 30, 2018, we had $439.9 million in outstanding letters of credit and bank guarantees under our senior secured revolving credit facility securing our casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2018 and 2019. We expect to renew the majority of the letters of credit related to the casualty insurance program for subsequent one-year periods upon maturity.

We have also entered into bilateral credit agreements with various lenders that provide for up to $48.0 million in aggregate availability in both U.S. dollars and certain alternative currencies, primarily Australian dollars. We may utilize these facilities for, among other things, the issuance of letters of credit or bank guarantees and overdraft protection and had $2.7 million of letters of credit and bank guarantees outstanding under these facilities at June 30, 2018.
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
As of June 30, 2018, the total amount of outstanding performance bonds was estimated to be approximately $3.2 billion. Our estimated maximum exposure as it relates to the value of performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of our commitments under the performance bonds generally extinguishes concurrently with the expiration of our related contractual obligation. The estimated cost to complete these bonded projects was approximately $864 million as of June 30, 2018.
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

Contractual Obligations
The following table summarizes our future contractual obligations as of June 30, 2018, excluding amounts related to certain capital commitments related to investments in unconsolidated affiliates, unrecognized tax benefits, multiemployer pension plan obligations, interest associated with letters of credit and bank guarantees, commitment fees under our senior secured revolving credit facility, commitments associated with our insurance liabilities and acquisition-related contingent consideration liabilities (in thousands):

	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Long-term debt - principal (1)	$841,855	$76	$1,581	$—	$—	$840,198	$—
Long-term debt - cash interest (2)	26	20	6	—	—	—	—
Short-term debt (3)	12,922	12,922	—	—	—	—	—
Operating lease obligations	337,346	66,869	94,590	64,320	40,995	24,548	46,024
Capital lease obligations (4)	1,464	500	740	116	108	—	—
Equipment purchase commitments	49,327	48,249	1,078	—	—	—	—
Capital commitment related to investments in unconsolidated affiliates	38,955	14,837	24,118	—	—	—	—
Total	$1,281,895	$143,473	$122,113	$64,436	$41,103	$864,746	$46,024
_______________________________________

(1)
Amounts were recorded in our June 30, 2018 condensed consolidated balance sheet and included $840.2 million of outstanding revolving loans under our senior secured revolving credit facility, which bear interest at variable market rates. Assuming the principal amount outstanding at June 30, 2018 remained outstanding and the interest rate in effect at June 30, 2018 remained the same, the annual cash interest expense with respect to our senior secured revolving credit facility would be approximately $33.2 million, payable for the remainder of the term of such credit facility, which matures in October 2022.

(2)	Amounts relate to cash interest expense on our fixed-rate long-term debt, which excludes our senior secured revolving credit facility.

(3)	Amounts were recorded in our June 30, 2018 condensed consolidated balance sheet.

(4)	Principal amounts of capital lease obligations were recorded in our June 30, 2018 condensed consolidated balance sheet.

Equipment Purchase Commitments
We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of June 30, 2018, $48.2 million of production orders were issued with expected delivery dates in 2018, and $1.1 million of production orders were issued with expected delivery dates in 2019. Although we have committed to the purchase of these vehicles at the time of their delivery, we intend that these orders will be assigned to third party leasing companies and made available to us under certain of our master equipment lease agreements, which will release us from our capital commitment.
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
Additionally, as of June 30, 2018, we had outstanding capital commitments associated with investments in unconsolidated affiliates related to planned oil and gas infrastructure projects of $15.7 million, $14.8 million of which is expected to be paid in 2018. The remaining $0.9 million of these capital commitments is anticipated to be paid by May 31, 2022. Because we are unable to determine the timing of this remaining capital commitment, we have excluded this capital commitment from the Contractual Obligations table.
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
Multiemployer Pension Plans
The previously presented table of estimated contractual obligations does not reflect the obligations under the multiemployer pension plans in which our union employees participate. Some of our operating units are parties to various collective bargaining agreements with unions that represent certain of their employees. The agreements require the operating units to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multiemployer pension plans and employee benefit trusts. Our multiemployer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on our union employee payrolls. The location and number of union employees that we employ at any given time and the plans in which they may participate vary depending on the projects we have ongoing at any time and the need for union resources in connection with those projects. Therefore, we are unable to accurately predict our union employee payroll and the amount of the resulting multiemployer pension plan contribution obligations for future periods.
We may also be required to make additional contributions to our multiemployer pension plans if they become underfunded, and these additional contributions will be determined based on our union employee payrolls. The Pension Protection Act of 2006 added special funding and operational rules generally applicable to plan years beginning after 2007 for multiemployer plans that are classified as “endangered,” “seriously endangered” or “critical” status based on multiple factors (including, for example, the plan’s funded percentage, cash flow position and whether it is projected to experience a minimum funding deficiency). Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, as applicable, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. Certain multiemployer plans to which our operating units contribute or may contribute in the future are in “endangered,” “seriously endangered” or “critical” status. The amount of additional funds, if any, that we may be obligated to contribute to these plans in the future cannot be reasonably estimated and are not included in the above table due to uncertainty of the future levels of work that require the specific use of the union employees covered by these plans, as well as the future contribution levels and possible surcharges on contributions applicable to these plans.
We may be subject to additional liabilities imposed by law as a result of our participation in multiemployer defined benefit pension plans. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, imposes certain liabilities upon an employer who is a contributor to a multiemployer plan if the employer withdraws from the plan or the plan is terminated or experiences a mass withdrawal. These liabilities include an allocable share of the unfunded vested benefits in the plan for all plan participants, not merely the benefits payable to a contributing employer’s own retirees. As a result, participating employers may bear a higher proportion of liability for unfunded vested benefits if other participating employers cease to contribute or withdraw, with the reallocation of liability being more acute in cases when a withdrawn employer is insolvent or otherwise fails to pay its withdrawal liability. We are not aware of any material amounts of withdrawal liability that have been incurred or asserted and that remain outstanding as a result of our withdrawal from a multiemployer defined benefit pension plan.
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
Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of June 30, 2018 and December 31, 2017, the gross amount accrued for insurance claims totaled $243.2 million and $254.7 million, with $185.0 million and $200.0 million considered to be long-term and included in “Insurance and other non-current liabilities.” Related insurance recoveries/receivables as of June 30, 2018 and December 31, 2017 were $36.9 million and $50.4 million, of which $0.4 million and $0.4 million were included in “Prepaid expenses and other current assets” and $36.5 million and $50.0 million were included in “Other assets, net.”
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
Contingent Consideration Liabilities
We have excluded from the Contractual Obligations table acquisition-related contingent consideration liabilities, which represent the estimated fair value of future amounts payable to the former owners of certain acquired businesses, because the amounts have not been earned and we are unable to determine the portion of the liabilities that will be settled in cash and the exact timing of any such payments as of June 30, 2018. Payment of such consideration is contingent on the future performance objectives of such acquired businesses, and the fair value of such consideration is estimated by management based on entity-specific assumptions that are evaluated on an ongoing basis. As of June 30, 2018 and December 31, 2017, the fair value of these contingent consideration liabilities totaled $73.0 million and $65.7 million, all of which was included in “Insurance and other non-current liabilities” on our condensed consolidated balance sheets. Because acquisition-related contingent consideration liabilities are contingent upon future events, we include these liabilities in the Contractual Obligations table when the contingencies are resolved. We expect a significant portion of these liabilities to be settled by late 2020 or early 2021.
The fair values of the contingent consideration liabilities as of June 30, 2018 were determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs including a discount rate and an expected volatility factor for each acquisition. The expected volatility factors ranged from 23.0% to 30.0% based on historical asset volatility of selected guideline public companies. Depending on contingent consideration payment terms, the present value of the estimated payments are discounted based on a risk-free rate and/or Quanta’s cost of debt, ranging from 2.1% to 3.4%.The fair value determinations incorporate significant inputs not observable in the market. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3), as further described in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability.
The majority of our contingent consideration liabilities are subject to a maximum payment amount, and the aggregate maximum amount of these liabilities was $154.4 million as of June 30, 2018. One contingent consideration liability is not subject to a maximum payout amount, and the fair value of that liability was $1.0 million as of June 30, 2018.
Our aggregate contingent consideration liabilities can change due to additional business acquisitions, payments to settle outstanding liabilities, changes in the fair value of amounts owed, and foreign currency translation gains or losses. During the three months ended June 30, 2018, there were no acquisitions, and during the six months ended June 30, 2018, one acquisition increased our contingent consideration liabilities by $13.7 million. There was no increase to our contingent consideration liabilities due to acquisitions during the three and six months ended June 30, 2017. During each of the three and six months ended June 30, 2018 and 2017, we made no payments related to contingent consideration liabilities. During the three and six months ended June 30, 2018, there was a $6.3 million decrease in the fair value of contingent consideration liabilities primarily due to changes in forecasted performance for two acquired companies. The change in fair value of contingent consideration liabilities has been reflected in operating income on our consolidated statements of operations.
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
At June 30, 2018 and December 31, 2017, no customers represented 10% or more of our consolidated net receivable position. No customers represented 10% or more of our consolidated revenues for the three and six months ended June 30, 2018, and one customer within our Oil and Gas Infrastructure Services segment accounted for approximately 10% of our consolidated revenues for the three and six months ended June 30, 2017.
Legal Proceedings
We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Legal Proceedings, Collective Bargaining Agreements and Indemnities in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of the Quarterly Report for additional information regarding litigation, claims and other legal proceedings.
Related Party Transactions
In the normal course of business, we enter into transactions from time to time with related parties. Our significant related party transactions typically take the form of facility leases with prior owners of certain acquired businesses.
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
Our customers are also seeking additional specialized labor resources to address an aging utility workforce and labor availability issues, increasing pressure to reduce costs and improve reliability, and increasing duration and complexity of customer capital programs. We believe these trends will continue, possibly to the point where customer demand for labor resources will outpace the supply of industry resources. Our ability to take advantage of this opportunity is limited by our ability to employ, train and retain the necessary skilled personnel. We are taking proactive steps to develop our workforce, including through the establishment and expansion of our training facility, our acquisition of a postsecondary educational institution that provides pre-apprenticeship training and programs for experienced linemen, and other strategic relationships.
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
We have also expanded our industrial services offerings, including high-pressure and critical-path turnaround services to the downstream and midstream energy markets, and enhanced our capabilities with respect to instrumentation and electrical services, piping, fabrication and storage tank services. While these services were negatively impacted in 2017 by historic adverse weather events in the U.S. Gulf Coast region, we believe, looking at trends and estimates for process facility utilization rates and overall refining capacity, North America will be the largest downstream maintenance market in the world over the next several years. Furthermore, we believe processing facilities located along the U.S. Gulf Coast region should have certain strategic advantages due to their access and proximity to affordable hydrocarbon resources.
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

•	The successful negotiation, execution, performance and completion of anticipated, pending and existing contracts, including the ability to obtain future project awards;

•	Our dependence on suppliers, subcontractors, equipment manufacturers and other third-party contractors;

•	Our ability to attract and the potential shortage of skilled employees and our ability to retain key personnel and qualified employees;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to these contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Adverse weather conditions or events;

•	Our ability to generate internal growth;

•	Competition in our business, including our ability to effectively compete for new projects and market share;

•	The effect of natural gas, natural gas liquids and oil prices on our operations and growth opportunities and on our customers’ capital programs and demand for our services;

•	The future development of natural resources;

•	The failure of existing or potential legislative actions and initiatives to result in demand for our services;

•	Fluctuations of prices of certain materials used in our business, including any increase in prices as a result of the imposition of tariffs on such materials;

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
Interest Rate Risk. As of June 30, 2018, we had no derivative financial instruments to manage interest rate risk. As such, we were exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of June 30, 2018, the fair value of our variable rate debt of $840.2 million approximated book value. Our weighted average interest rate on our variable rate debt for the three months ended June 30, 2018 was 3.62%. The annual effect on our pretax earnings of a hypothetical 50 basis point increase or decrease in variable interest rates would be approximately $4.2 million based on our June 30, 2018 balance of variable rate debt.
Foreign Currency Risk.  The U.S. dollar is the functional currency for the majority of our operations, which are primarily located within the United States. The functional currency for our foreign operations, which are primarily located in Canada, Australia and Latin America, is typically the currency of the country in which the foreign operating unit is located. Accordingly, our financial performance is subject to fluctuation due to changes in foreign currency exchange rates relative to the U.S. dollar. During the three and six months ended June 30, 2018, revenues from our foreign operations accounted for 17.4% and 23.0% of our consolidated revenues. Fluctuations in foreign exchange rates during the three months ended June 30, 2018 caused an increase of approximately $13 million in foreign revenues compared to the three months ended June 30, 2017. Fluctuations in foreign exchange rates during the six months ended June 30, 2018 caused an increase of approximately $42 million in foreign revenues compared to the six months ended June 30, 2017.
We are also subject to foreign currency risk with respect to sales, purchases and borrowings that are denominated in a currency other than the respective functional currencies of our operating units. To minimize the risk from changes in foreign currency exchange rates, we may enter into foreign currency derivative contracts to hedge our foreign currency risk on a cash flow basis. There were no outstanding foreign currency derivative contracts at June 30, 2018.
We also have foreign exchange risk related to cash and cash equivalents in foreign banks. Based on the balance of cash and cash equivalents in foreign banks of $40.8 million as of June 30, 2018, an assumed 5% adverse change to foreign exchange rates would result in a fair value decline of $1.9 million. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss)”, a separate component of stockholders’ equity.

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
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Evaluation of Internal Control over Financial Reporting
During the three months ended June 30, 2018, we implemented a major upgrade to our financial consolidation and reporting system and made changes to related internal controls. Certain control activities previously performed manually or through reliance on independent systems were replaced by system controls within the new integrated financial consolidation and reporting system or have been modified as a result of enhanced functionality of the new system. There have been no other changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1.  Legal Proceedings.
We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Legal Proceedings, Collective Bargaining Agreements and Indemnities in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report, which are incorporated by reference into this Item 1. Legal Proceedings of Part II of this Quarterly Report, for additional information regarding litigation, claims and other legal proceedings.
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
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities During the Second Quarter of 2018
The following table contains information about our purchases of equity securities during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(2)
April 1-30, 2018
Open Market Stock Repurchases	—	$—	—	$76,086,713
Tax Withholdings (1)	3,053	$30.88	—
May 1-31, 2018
Open Market Stock Repurchases(2)	—	$—	—	$76,086,713
Tax Withholdings (1)	19,798	$36.63	—
June 1-30, 2018
Open Market Stock Repurchases(2)	594,671	$33.62	594,671	$56,093,238
Total	617,522		594,671	$56,093,238
_______________________________________

(1)
Includes shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock unit and performance unit awards or the settlement of previously vested but deferred restricted stock unit awards.

(2)
Includes shares repurchased as of the trade date of the repurchases. On May 25, 2017, we issued a press release announcing that our board of directors approved a stock repurchase program that authorizes us to purchase, from time to time through June 30, 2020, up to $300.0 million of our outstanding common stock. Repurchases under this program can be made in open market and privately negotiated transactions, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. This program does not obligate us to acquire any specific amount of common stock and may be modified or terminated by our board of directors at any time at its sole discretion and without notice. As of June 30, 2018, we had repurchased 6.9 million shares of our common stock under this program at a cost of $243.9 million. Accordingly, $56.1 million remained authorized for repurchase under the program as of June 30, 2018.

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
Second Amendment to Intercreditor Agreement dated August 4, 2015 by and between Federal Insurance Company; American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA and The Insurance Company of the State of Pennsylvania; Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company and Safeco Insurance Company of America, and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement, as amended), and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein

10.2	*
Seventh Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of August 4, 2015, among Federal Insurance Company; American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA and The Insurance Company of the State of Pennsylvania; Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company and Safeco Insurance Company of America; Quanta Services, Inc., the other Indemnitors identified therein; and the Stallone Companies

10.3
Amendment No. 3 to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.4 to the Company's Form 8-K (No. 001-13831) filed May 30, 2018 and incorporated herein by reference)

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

Dated: August 7, 2018