Form 10-Q
period 2018-09-30
QUANTA SERVICES INC
filed 2018-11-07
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of November 1, 2018, the number of outstanding shares of Common Stock of the registrant was 146,030,722. As of the same date, 449,929 exchangeable shares of a Canadian subsidiary of the registrant associated with one share of Series G Preferred Stock of the registrant were outstanding and an additional 36,183 exchangeable shares of another Canadian subsidiary of the registrant were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$113,524	$138,285
Accounts receivable, net of allowances of $6,662 and $4,465	2,291,608	1,985,077
Contract assets	680,006	497,292
Inventories	94,670	80,890
Prepaid expenses and other current assets	198,314	168,363
Total current assets	3,378,122	2,869,907
Property and equipment, net of accumulated depreciation of $1,086,424 and $981,275	1,350,894	1,288,602
Other assets, net	265,608	189,866
Other intangible assets, net of accumulated amortization of $364,023 and $335,507	284,411	263,179
Goodwill	1,912,139	1,868,600
Total assets	$7,191,174	$6,480,154
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term debt	$22,811	$1,220
Accounts payable and accrued expenses	1,340,882	1,057,460
Contract liabilities	452,491	433,387
Total current liabilities	1,816,184	1,492,067
Long-term debt and notes payable, net of current maturities	952,886	670,721
Deferred income taxes	209,475	179,381
Insurance and other non-current liabilities	388,395	342,356
Total liabilities	3,366,940	2,684,525
Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 157,280,496 and 155,219,154 shares issued, and 148,720,481 and 153,342,326 shares outstanding	2	2
Exchangeable shares, no par value, 486,112 shares issued and outstanding	—	—
Series G Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	1,955,801	1,889,356
Retained earnings	2,425,832	2,191,059
Accumulated other comprehensive loss	(237,694)	(203,395)
Treasury stock, 8,560,015 and 1,876,828 common shares	(321,123)	(85,451)
Total stockholders’ equity	3,822,818	3,791,571
Non-controlling interests	1,416	4,058
Total equity	3,824,234	3,795,629
Total liabilities and equity	$7,191,174	$6,480,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$2,985,281	$2,609,307	$8,059,205	$6,987,851
Cost of services (including depreciation)	2,559,451	2,258,676	6,998,956	6,068,867
Gross profit	425,830	350,631	1,060,249	918,984
Selling, general and administrative expenses	224,040	201,224	645,566	571,656
Amortization of intangible assets	10,623	8,979	31,535	22,035
Change in fair value of contingent consideration liabilities	(1,394)	—	(7,673)	—
Operating income	192,561	140,428	390,821	325,293
Interest expense	(9,219)	(6,058)	(25,175)	(14,294)
Interest income	322	196	1,128	647
Other income (expense), net	(15,498)	(2,371)	(37,899)	(3,814)
Income before income taxes	168,166	132,195	328,875	307,832
Provision for income taxes	43,267	42,346	90,659	105,183
Net income	124,899	89,849	238,216	202,649
Less: Net income attributable to non-controlling interests	348	536	1,686	1,232
Net income attributable to common stock	$124,551	$89,313	$236,530	$201,417

Earnings per share attributable to common stock:
Basic	$0.82	$0.57	$1.54	$1.29
Diluted	$0.81	$0.56	$1.52	$1.28

Shares used in computing earnings per share:
Weighted average basic shares outstanding	152,562	157,484	154,087	155,796
Weighted average diluted shares outstanding	153,687	158,620	155,198	156,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$124,899	$89,849	$238,216	$202,649
Other comprehensive income (loss), net of tax provision:
Foreign currency translation adjustment, net of tax of $0, $0, $0 and $0	10,838	38,980	(34,299)	79,486
Other comprehensive income (loss)	10,838	38,980	(34,299)	79,486
Comprehensive income	135,737	128,829	203,917	282,135
Less: Comprehensive income attributable to non-controlling interests	348	536	1,686	1,232
Total comprehensive income attributable to Quanta stockholders	$135,389	$128,293	$202,231	$280,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cash Flows from Operating Activities:
Net income	$124,899	$89,849	$238,216	$202,649
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation	51,543	48,426	150,296	135,769
Amortization of intangible assets	10,623	8,979	31,535	22,035
Change in fair value of contingent consideration liabilities	(1,394)	—	(7,673)	—
Equity in losses of unconsolidated affiliates	17,835	2,755	42,976	5,506
Amortization of debt issuance costs	287	339	863	1,017
(Gain) loss on sale of property and equipment	(340)	(451)	1,605	(617)
Foreign currency (gain) loss	(168)	1,022	(237)	1,884
Provision for doubtful accounts	2,151	7	3,135	933
Deferred income tax (benefit) provision	(7,391)	(1,980)	6,114	1,650
Non-cash stock-based compensation	11,631	10,929	39,803	34,352
Changes in operating assets and liabilities, net of non-cash transactions	(170,572)	13,692	(285,016)	(230,482)
Net cash provided by operating activities	39,104	173,567	221,617	174,696
Cash Flows from Investing Activities:
Capital expenditures	(74,144)	(62,997)	(222,735)	(168,278)
Proceeds from sale of property and equipment	5,642	4,080	18,635	16,424
Proceeds from insurance settlements related to property and equipment	145	136	510	733
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(48,683)	(352,887)	(94,917)	(360,522)
Investments in unconsolidated affiliates	(881)	(40,557)	(2,450)	(53,511)
Cash received from (paid for) other investments, net	(18,510)	676	(17,726)	(410)
Cash paid for intangible assets	—	—	(3,000)	—
Net cash used in investing activities	(136,431)	(451,549)	(321,683)	(565,564)
Cash Flows from Financing Activities:
Borrowings under credit facility	855,831	812,503	2,893,224	2,060,597
Payments under credit facility	(743,162)	(541,040)	(2,605,092)	(1,664,424)
Payments on other long-term debt	(336)	(558)	(1,067)	(3,441)
Net borrowings (repayments) of short-term debt	7,124	—	20,066	(2,783)
Distributions to non-controlling interests	(1,275)	(443)	(2,942)	(1,806)
Payments related to tax withholding for share-based compensation	(464)	(329)	(14,668)	(18,134)
Exercise of stock options	—	—	—	25
Repurchase of common stock	(26,755)	—	(216,661)	—
Net cash provided by financing activities	90,963	270,133	72,860	370,034

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(199)	475	1,605	1,658
Net decrease in cash, cash equivalents and restricted cash	(6,563)	(7,374)	(25,601)	(19,176)
Cash, cash equivalents and restricted cash, beginning of period	124,737	102,608	143,775	114,410
Cash, cash equivalents and restricted cash, end of period	$118,174	$95,234	$118,174	$95,234

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
Acquisitions
During the nine months ended September 30, 2018, Quanta acquired an electrical infrastructure services business specializing in substation construction and relay services, a postsecondary educational institution that provides pre-apprenticeship training and programs for experienced linemen and two communications infrastructure services businesses, all of which are located in the United States. The results of the acquired businesses have generally been included in Quanta’s Electric Power Infrastructure Services segment and consolidated financial statements beginning on the acquisition dates.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Cash and Cash Equivalents
Quanta had cash and cash equivalents of $113.5 million and $138.3 million as of September 30, 2018 and December 31, 2017. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which are carried at fair value. At September 30, 2018 and December 31, 2017, cash equivalents were $55.2 million and $7.1 million, and consisted primarily of money market investments and money market mutual funds and are discussed further in Fair Value Measurements below. As of September 30, 2018 and December 31, 2017, cash and cash equivalents held in domestic bank accounts were $79.3 million and $83.1 million, and cash and cash equivalents held in foreign bank accounts were $34.2 million and $55.2 million. As of September 30, 2018 and December 31, 2017, cash and cash equivalents held by joint ventures, which are either consolidated or proportionately consolidated, were $12.4 million and $16.7 million, of which $11.9 million and $10.0 million related to domestic joint ventures. Cash and cash equivalents held by the joint ventures are available to support joint venture operations, but Quanta cannot utilize those assets to support its other operations. Quanta generally has no right to the joint ventures’ cash and cash equivalents other than participating in distributions and in the event of dissolution.
Current and Long-Term Accounts Receivable, Notes Receivable and Allowance for Doubtful Accounts
Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates regarding, among other factors, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions, the ongoing relationship with the customer and uncertainties related to the resolution of disputed matters. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Material changes in customers’ businesses or cash flows, which may be impacted by negative economic and market conditions, could affect Quanta’s ability to collect amounts due. As of September 30, 2018 and December 31, 2017, Quanta had allowances for doubtful accounts on current receivables of $6.7 million and $4.5 million. Should anticipated recoveries relating to receivables fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided. Long-term accounts receivable are included within “Other assets, net” in the accompanying condensed consolidated balance sheets.
Some contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of September 30, 2018 and December 31, 2017 were $297.8 million and $300.5 million and were included in “Accounts receivable.” Retainage balances with settlement dates beyond the next twelve months were included in “Other assets, net,” and as of September 30, 2018 and December 31, 2017 were $96.1 million and $41.9 million.
Quanta recognizes unbilled receivables within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date, costs have been incurred but are yet to be billed under cost-reimbursement type contracts, or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenue recognized for work performed under fixed-price contracts, as these amounts are recorded as “Contract assets.” At September 30, 2018 and December 31, 2017, the balances of unbilled receivables included in “Accounts receivable” were $460.3 million and $303.9 million.
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
During the fourth quarter of 2017, a quantitative fair-value based goodwill impairment analysis indicated that the fair value of each of Quanta’s reporting units, with the exception of two reporting units in its Oil and Gas Infrastructure Services Division, was in excess of its carrying amount. Quanta recorded a $57.0 million non-cash charge in the fourth quarter of 2017 for the impairment of goodwill associated with a reporting unit that provides material handling services, which achieved lower operating margins than anticipated during 2017 and is expected to continue to face a highly competitive environment in its select markets, and a reporting unit that provides marine and offshore services, which has experienced prolonged periods of reduced revenues

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

and operating margins and is expected to continue to experience lower levels of activity in the U.S. Gulf of Mexico and other offshore markets. Assuming a 10% decrease in the fair value of each of Quanta’s reporting units, one additional reporting unit within Quanta’s Oil and Gas Infrastructure Services Division would have had a fair value below its carrying amount. Circumstances such as market declines, unfavorable economic conditions, loss of a major customer or other factors could increase the risk of impairment of goodwill for this reporting unit in future periods.
If an operating unit experiences prolonged periods of declining revenues, operating margins or both, it may be at risk of failing the quantitative goodwill impairment test. Certain operating units have experienced declines over the short-term due to challenging macroeconomic conditions in certain geographic areas and low oil and natural gas prices, which have negatively impacted customer spending and resulted in project cancellations and delays. Additionally, customer capital spending has been constrained as a result of an increasingly complex regulatory and permitting environment. Certain operating units within Quanta’s Oil and Gas Infrastructure Services Division that primarily operate within the midstream and smaller-scale transmission market, including the reporting units referenced above, have continued to be negatively impacted by these factors. Goodwill and intangible assets associated with these operating units were $49.4 million and $12.7 million at September 30, 2018. Quanta monitors these conditions and others to determine if it is necessary to perform the quantitative fair-value based impairment test for one or more operating units prior to the annual impairment assessment. No interim impairment charges were recorded during the nine months ended September 30, 2018. Although Quanta is not aware of circumstances that would lead to additional goodwill impairments at this time, circumstances such as a continued market decline, the loss of a major customer or other factors could impact the valuation of goodwill in the future.
Other Intangible Assets
Quanta’s intangible assets include customer relationships, backlog, trade names, non-compete agreements, patented rights and developed technology and curriculum, which are all subject to amortization, as well as an engineering license, which is not subject to amortization. The value of customer relationships is estimated as of the date a business is acquired based on the value-in-use concept utilizing the income approach, specifically the multi-period excess earnings method. This analysis discounts to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals and estimated customer attrition rates. The following table presents the significant estimates used by management in determining the fair values of customer relationships associated with acquisitions in the nine months ended September 30, 2018 and year ended December 31, 2017:

	2018	2017
Discount rates	20% to 27%	17% to 25%
Customer attrition rates	20% to 33%	15% to 78%

Quanta values backlog for acquired businesses as of the acquisition date based upon the contractual nature of the backlog within each service line, discounted to present value. The values of trade names and curriculum are estimated using the relief-from-royalty method of the income approach, which is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty for use of the trade name and curriculum. The value of a non-compete agreement is estimated based on the difference between the present value of the prospective cash flows with the agreement in place and the present value of the prospective cash flows without the agreement in place. The value of the engineering license is based on cash paid to acquire the asset.
Quanta amortizes intangible assets subject to amortization based upon the estimated consumption of their economic benefits, or on a straight-line basis if the pattern of economic benefit cannot otherwise be reliably estimated. Intangible assets are reviewed for impairment and tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For instance, a significant change in business climate or a loss of a significant customer, among other things, may trigger the need for interim impairment testing of intangible assets. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. Intangible asset impairments are included within “Asset impairment charges” in the consolidated statements of operations, when applicable.
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
Quanta has a minority ownership interest in a limited partnership that was selected during 2014 to build, own and operate a new electric transmission line and two substations in Alberta, Canada and has accounted for this interest as an equity-method investment. The limited partnership contracted with a Quanta subsidiary to perform the engineering, procurement and construction (EPC) services for the project, and the Quanta subsidiary recognizes revenue and related cost of services as performance progresses on the project. However, due to Quanta’s ownership interest, a proportional amount of the EPC profit is deferred until the electric transmission line and related substations are constructed and ownership of the assets is deemed to be transferred to the third party customer, which is expected to occur in 2019. The profit deferral has been recorded as a decrease to the equity method investment and as a component of equity in earnings (losses) of unconsolidated affiliates, which is included in “Other income (expense)” in the accompanying condensed consolidated statements of operations. Because the profit deferral is greater than the amount invested, the net amount has been included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheets. See Notes 8 and 10 for additional disclosures related to investments.
During the three months ended September 30, 2018, Quanta acquired a 30% equity interest in a water and gas pipeline infrastructure contractor located in Australia for $22.2 million. This investment includes an option to acquire the remaining equity of the company through 2020 and provides for certain additional earnings and distribution participation rights during a designated 25-month post-investment period, as well as preferential liquidation rights. Quanta’s equity interest has been recorded at cost and will be adjusted for impairment, if any, plus or minus observable changes in the value of the company’s equity. Earnings on this investment will be recognized as distributions are received.
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
At September 30, 2018, the aggregate transaction price allocated to unsatisfied or partially satisfied performance obligations was estimated to be approximately $5.29 billion, of which 78.1% was expected to be recognized in the subsequent twelve months. This amount represents management’s estimate of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work has not yet begun. For purposes of calculating remaining performance obligations, Quanta includes all estimated revenues attributable to consolidated joint ventures and VIEs, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations were potential orders under MSAs and non-fixed price contracts expected to be completed within one year.
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
Additionally, Quanta may incur incremental costs to obtain certain contracts, such as selling and marketing costs, bid and proposal costs, sales commissions, and legal fees or initial set-up or mobilization costs, certain of which can be capitalized under the newly adopted revenue recognition guidance. Such costs were not material during the three and nine months ended September 30, 2018.

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
Changes in cost estimates on certain contracts may result in the issuance of change orders and/or claims, which may be approved or unapproved by the customer. Quanta determines the probability that such costs will be recovered based on, among other things, contractual entitlement, past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals by the customer. Quanta recognizes amounts associated with change orders and claims as revenue if it is probable that the contract price will be adjusted and the amount of any such adjustment can be reliably estimated. Most of Quanta’s change orders are for services that are not distinct from an existing contract and are accounted for as part of an existing contract on a cumulative catch-up basis. Quanta accounts for a change order as a separate contract if the additional goods or services are distinct from and increase the scope of the contract, and the price of the contract increases by an amount commensurate to Quanta’s standalone selling price for the additional goods or services.
As of September 30, 2018 and December 31, 2017, Quanta had recognized revenues of $118.3 million and $144.0 million related to change orders and claims included as contract price adjustments and that were in the process of being negotiated in the normal course of business. These aggregate amounts, which were included in “Contract assets” in the accompanying condensed consolidated balance sheets, represent management’s estimates of additional contract revenues that had been earned and were probable of collection. The amount ultimately realized by Quanta cannot currently be determined but could be significantly higher or lower than the estimated amount.
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
Changes in contract estimates are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Such changes in estimates may also result in the reversal of previously recognized revenue if the current estimate differs from the previous estimate. The impact of a change in estimate is measured as the difference between the revenue or gross profit recognized in the prior period as compared to the revenue or gross profit which would have been recognized had the revised estimate been used as the basis of recognition in the prior period. During the three and nine months ended September 30, 2018, revenues were favorably impacted by $47.2 million and $71.0 million as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to June 30, 2018 and December 31, 2017, respectively. Quanta’s operating results for the three months ended September 30, 2018 were favorably impacted by $30.7 million, or 7.2% of gross profit, as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to June 30, 2018. Quanta’s operating results for the nine months ended September 30, 2018 were negatively impacted by $4.6 million, or 0.4% of gross profit, as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2017.
Certain projects were materially impacted by changes to total estimated contract revenues and/or costs during the three and nine months ended September 30, 2018. Quanta successfully executed through project procurement, winter schedule challenges and productivity risks on an electrical transmission project in Canada, resulting in reductions to the estimated total costs necessary to complete the project. These changes in estimates resulted in favorable impacts to gross profit related to work performed in prior periods of $47.1 million and $47.2 million for the three and nine months ended September 30, 2018. Quanta experienced engineering and production delays on an ongoing processing facility construction project in Texas, which resulted in additional estimated

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

construction costs and liquidated damages payable to the customer. These changes in estimates resulted in unfavorable impacts to gross profit related to work performed in prior periods of $18.8 million and $20.6 million during the three and nine months ended September 30, 2018. At September 30, 2018, this project had a contract value of approximately $150 million, was approximately 82% complete and is expected to be completed in the first half of 2019. Quanta also experienced a partial collapse of an underground borehole for a natural gas pipeline project in the northeast United States resulting in additional estimated costs to complete the project. These changes in estimates resulted in unfavorable impacts to gross profit related to work performed in prior periods of $10.8 million and $7.6 million during the three and nine months ended September 30, 2018. See Insurance in Note 10 for additional disclosure related to an estimated insurance recovery associated with this project. Additionally, a natural gas pipeline construction project in the northeast United States experienced weather delays and project performance issues resulting in additional estimated construction costs. These changes in estimates resulted in unfavorable impacts to gross profit related to work performed in prior periods of $6.2 million and $16.4 million during the three and nine months ended September 30, 2018. At September 30, 2018, this project had a contract value of approximately $50 million and was approximately 98% complete.
Quanta’s operating results for the three months ended September 30, 2017 were negatively impacted by $2.8 million, or 0.8% of gross profit, as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to June 30, 2017. Quanta’s operating results for the nine months ended September 30, 2017 were favorably impacted by $24.4 million, or 2.7% of gross profit, as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2016.
Revenues by Category
The following tables present Quanta’s revenue disaggregated by geographic location and contract type for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
By primary geographic location:
United States	$2,317,643	$6,223,507
Canada	522,618	1,376,149
Australia	75,055	308,392
Latin America and Other	69,965	151,157
Total revenues	$2,985,281	$8,059,205

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
By contract type:
Unit-price contracts	$1,082,858	$2,714,441
Fixed price contracts	1,239,666	3,497,746
Cost-plus contracts	662,757	1,847,018
Total revenues	$2,985,281	$8,059,205
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
Contract assets and liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Contract assets	$680,006	$497,292
Contract liabilities	$452,491	$433,387

The increase in contract assets was primarily due to an increase in revenues on various large diameter pipeline projects. The increase in contract liabilities was primarily due to an advanced billing position at September 30, 2018 related to a large diameter pipeline project that had no contract liabilities associated with it at December 31, 2017, partially offset by normal fluctuations in the mix of projects and billing terms.
During the three and nine months ended September 30, 2018, Quanta recognized revenue of approximately $32 million and $375 million related to contract liabilities outstanding at December 31, 2017.

Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed until a later date, costs have been incurred but are yet to be billed or if amounts arise from routine lags in billing. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $20.0 million and $16.0 million at September 30, 2018 and December 31, 2017.
Impairment losses recognized on contract assets were not material for the three and nine months ended September 30, 2018.
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
As of September 30, 2018, the total amount of unrecognized tax benefits relating to uncertain tax positions was $30.9 million, a decrease from December 31, 2017 of $5.3 million. This decrease resulted primarily from the expiration of the statute of limitations

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

for the 2014 tax year. Quanta and certain subsidiaries remain under examination by various U.S. state and Canadian and other foreign tax authorities for multiple periods. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $7.7 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.
U.S. federal and state and foreign income tax laws and regulations are voluminous and are often ambiguous. As such, Quanta is required to make many subjective assumptions and judgments regarding its tax positions that could materially affect amounts recognized in its future consolidated balance sheets, consolidated statements of operations and consolidated statements of comprehensive income. For example, the Tax Cuts and Jobs Act of 2017 (the Tax Act), among other things, significantly revised the U.S. corporate tax regime and resulted in a reduction of Quanta’s future effective tax rate and a remeasurement of its deferred tax assets and liabilities. While Quanta has substantially completed its provisional analysis of the effects of the Tax Act and recorded a reasonable estimate of such effects, the net one-time benefits and calculation of income tax expense related to the Tax Act may differ, possibly materially, due to, among other things, further refinement of Quanta’s calculations, changes in interpretations and assumptions made, additional regulatory guidance, and actions and related accounting policy decisions resulting from the Tax Act. Quanta will complete its analysis of the Tax Act over the one-year measurement period ending December 22, 2018, and any adjustments during the measurement period will be included within “Net income” as an adjustment to “Provision for income taxes” on Quanta’s consolidated statement of operations in the reporting period when such adjustments are determined. Certain of the pending items and the potential changes to Quanta’s provisional analysis are described in further detail below.
The Tax Act imposed a tax on global intangible low-taxed income (GILTI), and it is unclear if GILTI should be included in the period in which it is incurred or whether deferred tax assets and liabilities should be recognized for basis differences expected to reverse as GILTI in future years. Quanta continues to analyze the impacts of the GILTI provision; however, due to the complexity of the new rules, Quanta’s analysis is not yet complete. Accordingly, Quanta has not yet made an accounting policy election related to GILTI.
The Tax Act also lowered the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries, limited and eliminated certain tax deductions and created new taxes on certain foreign-sourced earnings. Consequently, for the year ended December 31, 2017, Quanta recorded one-time net tax benefits of $70.1 million, including $85.3 million of tax benefits associated with the remeasurement of U.S. federal deferred tax assets and liabilities based on expected future rates (generally 21%), partially offset by an estimated $15.2 million transition tax on post-1986 earnings and profits of certain foreign subsidiaries. This net tax benefit was Quanta’s provisional estimate, utilizing the information that was available at the time. As permitted by and in accordance with the guidance issued by the SEC and codified by the Financial Accounting Standards Board (FASB), Quanta may adjust its provisional estimates in reporting periods throughout 2018 as it completes its analysis and as more information becomes available, and these adjustments may affect earnings. During the three months ended September 30, 2018, Quanta recorded $5.0 million of additional benefit related to the remeasurement of U.S. federal deferred tax assets and liabilities, as the estimate of such amount was revised in connection with the preparation and filing of Quanta’s 2017 income tax returns . While the remeasurement of U.S. deferred tax assets and liabilities is deemed to be complete at September 30, 2018, Quanta’s accounting for the transition tax has not been finalized. Although Quanta was able to reasonably estimate certain effects of the repatriation transition tax and recorded provisional adjustments based on those estimates, no additional measurement-period adjustments have been made during 2018 because Quanta’s analysis of deferred foreign income is not complete. Quanta expects to complete its accounting within the prescribed measurement period.
For the year ended December 31, 2017, an additional one-time tax benefit of $26.7 million was recorded in connection with entity restructuring and recapitalization transactions completed by Quanta, which was partially offset by an $8.5 million decrease in the production activity-related tax benefit that resulted from acceleration of certain deductions into 2017. During the three months ended September 30, 2018, the estimated benefit associated with entity restructuring and recapitalization transactions was decreased by $1.8 million based on actual 2017 earnings and profit balances.

Earnings Per Share
Basic and diluted earnings per share attributable to common stock are computed using the weighted average number of shares of common stock outstanding during the applicable period. Exchangeable shares that were issued pursuant to certain of Quanta’s historical acquisitions (as further discussed in Note 8), which are exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in the calculation of weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for the portion of the periods that they were outstanding. Additionally, unvested stock-based awards that contain non-forfeitable rights to dividends or dividend equivalents (participating securities) have been included

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

in the calculation of basic and diluted earnings per share attributable to common stock for the portion of the periods that the awards were outstanding. Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for the three and nine months ended September 30, 2018 included 2.6 million and 2.5 million weighted average participating securities. Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for the three and nine months ended September 30, 2017 included 2.3 million and 2.5 million weighted average participating securities. Diluted earnings per share attributable to common stock is computed using the weighted average number of shares of common stock outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalents would be antidilutive.
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
Contingent Consideration Liabilities. As of September 30, 2018 and December 31, 2017, financial instruments required to be measured at fair value on a recurring basis consisted primarily of Quanta’s liabilities related to contingent consideration associated with certain acquisitions, the payment of which is contingent upon the future performance of the acquired businesses and, if earned, would be payable to the former owners of the acquired businesses. The liabilities recorded represent the estimated fair values of future amounts payable to the former owners, and the fair values are estimated by management based on entity-specific assumptions that are evaluated on an ongoing basis. As of September 30, 2018 and December 31, 2017, the aggregate fair value of these outstanding and unearned contingent consideration liabilities totaled $74.3 million and $65.7 million, which was included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheets.
The fair value of contingent consideration liabilities as of September 30, 2018 was primarily determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate and an expected volatility factor for each acquisition. The expected volatility factors ranged from 23.0% to 30.0% based on historical asset volatility of selected guideline public companies. Depending on contingent consideration payment terms, the present value of the estimated payments are discounted based on a risk-free rate and/or Quanta’s cost of debt, ranging from 2.1% to 3.6%.The fair value determinations incorporate significant inputs not observable in the market. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3). Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. Quanta expects a significant portion of these liabilities to be settled by late 2020 or early 2021.
The majority of Quanta’s contingent consideration liabilities are subject to a maximum payment amount, which aggregated to $157.3 million as of September 30, 2018. One contingent consideration liability for which the fair value as of September 30, 2018 was $1.0 million is not subject to a maximum payout amount.
Quanta’s aggregate contingent consideration liabilities can change due to additional business acquisitions, payments to settle outstanding liabilities, changes in the fair value of amounts owed based on actual and forecasted performance, and foreign currency translation gains or losses. During the three and nine months ended September 30, 2018, acquisitions increased Quanta’s aggregate contingent consideration liabilities by $2.8 million and $16.5 million as of the respective acquisition dates. During the three and nine months ended September 30, 2017, the acquisition of Stronghold increased Quanta’s aggregate contingent consideration

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

liabilities by $51.1 million. During the three and nine months ended September 30, 2018, Quanta recognized net decreases in the fair value of contingent consideration liabilities of $1.4 million and $7.7 million. The change in fair value of contingent consideration liabilities has been reflected in operating income on Quanta’s condensed consolidated statements of operations.
Goodwill and Other Intangible Assets. As discussed in the Goodwill and Other Intangible Assets sections within this Note 2 above, Quanta has recorded goodwill and identifiable intangible assets in connection with certain of its historical business acquisitions. Quanta utilizes the fair value premise as the primary basis for its impairment valuation procedures. The Goodwill and Other Intangible Assets sections provide information regarding valuation methods, including the income approach, market approach and cost approach, and assumptions used to determine fair values of these assets based on the appropriateness of each method in relation to the type of asset being valued. Quanta believes that these valuation methods appropriately represent the methods that would be used by other market participants in determining fair value, and periodically engages the services of an independent valuation firm when a new business is acquired to assist management with this valuation process, including assistance with the selection of appropriate valuation methodologies and the development of market-based valuation assumptions. The level of inputs used for these fair value measurements is the lowest level (Level 3).
Investments and Financial Instruments. Quanta also uses fair value measurements in connection with the valuation of its investments in private company equity interests and financial instruments. These valuations require significant management judgment due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets. Typically, the initial costs of these investments are considered to represent fair market value, as such amounts are negotiated between willing market participants. On a quarterly basis, Quanta performs an evaluation of its investments to determine if an other-than-temporary decline in the value of each investment has occurred and whether the recorded amount of each investment will be recoverable. If an other-than-temporary decline in the value of an investment occurs, a fair value analysis would be performed to determine the degree to which the investment was impaired and a corresponding charge to earnings would be recorded during the period. These types of fair market value assessments are similar to other nonrecurring fair value measures used by Quanta, which include the use of significant judgment and available relevant market data. Such market data may include observations of the valuation of comparable companies, risk adjusted discount rates and an evaluation of the expected performance of the underlying portfolio asset, including historical and projected levels of profitability or cash flows. In addition, a variety of additional factors may be reviewed by management, including, but not limited to, contemporaneous financing and sales transactions with third parties, changes in market outlook and the third-party financing environment. The level of inputs used for these fair value measurements is the lowest level (Level 3).
Other. The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying amount of variable rate debt also approximates fair value. All of Quanta’s cash equivalents were categorized as Level 1 assets at September 30, 2018 and December 31, 2017, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.
Additionally, during the nine months ended September 30, 2018, Quanta recorded a $3.3 million charge associated with the exchange of a construction barge for an industrial property, and during the nine months ended September 30, 2017, Quanta recorded a $1.9 million charge associated with the planned disposition of the same construction barge, which was not consummated.
3. NEW ACCOUNTING PRONOUNCEMENTS:
Adoption of New Accounting Pronouncements
In May 2014, the FASB issued an update that superseded most revenue recognition guidance, as well as certain cost recognition guidance. The update, together with other clarifying updates, requires that the recognition of revenue related to the transfer of goods or services to customers reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires additional qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments, and information about contract balances and performance obligations.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Quanta has not experienced significant changes to the pattern of revenue recognition for its contracts, the identification of contracts and performance obligations or the measurement of variable consideration. For the three and nine months ended September 30, 2018, the impact related to the adoption of the new revenue recognition guidance on revenues, contract assets and contract liabilities was immaterial. Quanta has also expanded its discussion in Note 2 above to address the quantitative and qualitative disclosure requirements of the new revenue recognition standard.
In January 2016, the FASB issued an update that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments to provide users of financial statements with more decision-useful information. This update requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus observable price changes in orderly transactions for an identical or a similar investment of the same company. Quanta adopted the new standard effective January 1, 2018. Quanta’s equity investments that are within the scope of this update do not have readily determinable fair values. Accordingly, Quanta continues to measure these investments at cost less any impairments and also considers changes resulting from any observable price changes as described above. The new standard is not expected to have a material impact on Quanta’s consolidated financial statements in the near-term based on the equity investments held at the time of adoption.
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
In November 2016, the FASB issued an update intended to standardize the classification of restricted cash and cash equivalents transactions on the statement of cash flows. The new guidance requires net cash withdrawn from (deposited to) restricted cash to be removed from investing activities. Additionally, restricted cash balances for each period are included with “Cash and cash equivalents” in order to obtain beginning and ending balances for condensed consolidated statement of cash flow purposes, and any activity between “Cash and cash equivalents” and restricted cash is no longer reported on Quanta’s condensed consolidated statements of cash flows. Quanta adopted this guidance effective January 1, 2018 utilizing the retrospective transition method, and the changes did not have a material impact on its consolidated financial statements. See Note 12 for reconciliations of “Cash and cash equivalents” and restricted cash.
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
In June 2018, the FASB issued an update that expands the scope of share-based payment accounting to include share-based payment transactions for acquiring goods and services from non-employees. Quanta adopted this guidance effective August 31, 2018, and the change did not materially impact Quanta’s consolidated financial statements.
Accounting Standards Not Yet Adopted
In February 2016, the FASB issued an update that requires the recognition of operating lease right-of-use assets and the corresponding lease liabilities on the balance sheet. The new standard is effective for interim and annual periods beginning after December 15, 2018. In July 2018, the FASB issued an update that provides entities a choice between the previously required modified retrospective transition method and another transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. While Quanta continues to evaluate the effect of this standard on its consolidated financial statements, it is anticipated that adoption will result in a significant amount of lease right-of-use assets and corresponding lease liabilities being recorded on its consolidated balance sheets. Quanta has established a cross-functional team to implement this standard and is in the process of evaluating arrangements that will be subject to the standard, is implementing software to meet the reporting and disclosure requirements of the standard and is assessing the impact of the standard on its processes and internal controls. The standard is not expected to have a material impact on Quanta’s compliance with the financial covenants under its senior secured credit facility. Quanta will adopt this guidance effective January 1, 2019 and will apply the transition method that allows the recognition of a cumulative-effect adjustment to retained earnings on such date.
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
In August 2017, the FASB issued an update that amends and simplifies existing guidance for presenting the economic effects of risk management activities in the financial statements. The update is effective for interim and annual periods beginning after December 15, 2018. The amended presentation and disclosure guidance is required only prospectively, but certain amendments, if applicable, could require a cumulative-effect adjustment. Quanta is evaluating the impact of this new standard on its consolidated financial statements and will adopt the new standard effective January 1, 2019; however, as of September 30, 2018, Quanta had no hedging relationships outstanding.
In August 2018, the FASB issued an update that amends certain disclosure requirements related to fair value measurements. Certain disclosure requirements will be removed, such as the valuation processes for Level 3 fair value measurements, and other disclosure requirements will be modified or added, including a new requirement to disclose the range and weighted average (or a more reasonable and rational method to reflect the distribution) of significant unobservable inputs used to develop Level 3 fair value measurements. This update is effective for interim and annual periods beginning after December 15, 2019. Certain amendments, including the disclosure of the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements, should be applied prospectively, while other amendments should be applied retrospectively. Quanta is evaluating the impact of this new standard on its consolidated financial statements and will adopt the new standard effective January 1, 2020.
Also in August 2018, the FASB issued an update that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Entities can choose to adopt the new guidance prospectively or retrospectively. This update is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. Quanta does not expect this update to materially impact its consolidated financial statements and will adopt the new standard by January 1, 2020.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

4.	ACQUISITIONS:
During the nine months ended September 30, 2018, Quanta acquired an electrical infrastructure services business specializing in substation construction and relay services, a postsecondary educational institution that provides pre-apprenticeship training and programs for experienced linemen and two communications infrastructure services businesses, all of which are located in the United States. The aggregate consideration for these acquisitions was $105.5 million paid or payable in cash, subject to certain adjustments, and 679,668 shares of Quanta common stock, which had a fair value of approximately $22.9 million as of the respective acquisition dates. Additionally, the acquisitions of the postsecondary educational institution and one of the communications infrastructure services businesses include the potential payment of up to $18.0 million of contingent consideration, payable if the acquired businesses achieve certain performance objectives over three-year and five-year post-acquisition periods. Based on the estimated fair value of this contingent consideration, Quanta recorded $16.5 million of liabilities as of the respective acquisition dates. The results of the acquired businesses have generally been included in Quanta’s Electric Power Infrastructure Services segment and consolidated financial statements beginning on the respective acquisition dates.
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
During the year ended December 31, 2017, Quanta also acquired a communications infrastructure services business and an electrical and communications business, both of which are located in the United States. The aggregate consideration for these acquisitions consisted of $12.0 million paid or payable in cash, subject to certain adjustments, and 288,666 shares of Quanta common stock, which had a fair value of $8.3 million as of the respective acquisition dates. The results of the acquired businesses have generally been included in Quanta’s Electric Power Infrastructure Services segment and consolidated financial statements since the respective acquisition dates.
Quanta is in the process of finalizing its assessments of the fair values of the acquired assets and assumed liabilities related to businesses acquired subsequent to September 30, 2017, and further adjustments to the purchase price allocations may occur. As of September 30, 2018, the estimated fair values of the net assets acquired were preliminary, with possible updates primarily related to certain tax estimates. The aggregate purchase consideration of the businesses acquired subsequent to September 30, 2017 through September 30, 2018 was allocated to acquired assets and assumed liabilities, which resulted in allocations of $37.5 million to net tangible assets, $52.4 million to identifiable intangible assets and $55.0 million to goodwill.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the aggregate consideration paid or payable as of September 30, 2018 for the 2018 acquisitions and 2017 acquisitions and presents the allocation of these amounts to net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates, inclusive of any purchase price adjustments. These allocations require significant use of estimates and are based on information that was available to management at the time these consolidated financial statements were prepared. Quanta uses a variety of information to estimate fair values, including quoted market prices, carrying amounts and valuation techniques such as discounted cash flows. When deemed appropriate, third-party appraisal firms are engaged to assist in fair value determination of fixed assets, intangible assets and certain other assets and liabilities (in thousands).

	2018	2017
	All Acquisitions	Stronghold	Other Acquisitions
Consideration:
Cash paid or payable	$105,545	$351,014	$11,955
Value of Quanta common stock issued	22,882	81,337	8,267
Contingent consideration	16,471	51,084	—
Fair value of total consideration transferred or estimated to be transferred	$144,898	$483,435	$20,222

Accounts receivable	$18,404	$77,478	$7,157
Contract assets	1,905	11,913	193
Other current assets	8,484	20,914	170
Property and equipment	23,674	51,258	1,480
Other assets	576	1,513	12
Identifiable intangible assets	52,364	95,700	8,091
Contract liabilities	(175)	(13,489)	(93)
Other current liabilities	(11,204)	(58,346)	(2,705)
Deferred tax liabilities, net	(4,179)	—	—
Other long-term liabilities	—	(48)	—
Total identifiable net assets	89,849	186,893	14,305
Goodwill	55,049	296,542	5,917
	$144,898	$483,435	$20,222

Goodwill represents the amount by which the purchase price for an acquired business exceeds the net fair value of the assets acquired and liabilities assumed. The 2018 and 2017 acquisitions strategically expanded Quanta’s domestic electric power, oil and gas and communications service offerings, which Quanta believes contributes to the recognition of the goodwill. In connection with the 2018 acquisitions, as of the acquisition dates, goodwill of $55.0 million was recorded for the acquired businesses that were included within Quanta’s Electric Power Infrastructure Services Division. In connection with the 2017 acquisitions, as of the acquisition dates and inclusive of purchase price adjustments, goodwill of $5.9 million was recorded for the acquired businesses that were included within Quanta’s Electric Power Infrastructure Services Division, and goodwill of $296.5 million was recorded for Stronghold, which is included within Quanta’s Oil and Gas Infrastructure Services Division. Goodwill of $21.6 million related to the 2018 acquisitions is expected to be deductible for income tax purposes, and goodwill of $302.5 million related to the 2017 acquisitions is expected to be deductible for income tax purposes.

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

	Estimated Fair Value	Weighted Average Amortization Period in Years
Customer relationships	$30,767	5.3
Backlog	2,158	1.0
Trade names	7,689	15.0
Non-compete agreements	2,750	5.0
Curriculum	9,000	10.0
Total intangible assets subject to amortization acquired in 2018 acquisitions	$52,364	7.4

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$3,004,888	$2,655,029	$8,126,257	$7,335,868
Gross profit	$433,432	$369,629	$1,086,411	$1,019,842
Selling, general and administrative expenses	$226,017	$210,503	$653,444	$631,254
Amortization of intangible assets	$12,182	$12,133	$36,803	$37,252
Net income	$127,593	$93,185	$246,773	$214,717
Net income attributable to common stock	$127,245	$92,649	$245,087	$213,485

Earnings per share attributable to common stock:
Basic	$0.83	$0.58	$1.59	$1.35
Diluted	$0.83	$0.58	$1.58	$1.34

The pro forma combined results of operations for the three and nine months ended September 30, 2018 and 2017 were prepared by adjusting the historical results of Quanta to include the historical results of the 2018 acquisitions as if they occurred January 1, 2017 and the historical results of the 2017 acquisitions as if they occurred January 1, 2016. These pro forma combined historical results were adjusted for the following: a reduction of interest expense as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest expense as a result of the cash consideration paid; an increase in amortization expense due to the incremental intangible assets recorded; changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies; an increase in the number of outstanding shares of Quanta common stock; and reclassifications to conform the acquired businesses’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition-related costs or any cost savings or other synergies that resulted or may result from the acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.
Revenues of approximately $12.9 million and a loss before income taxes of approximately $5.1 million, which included $5.0 million of acquisition-related costs, were included in Quanta’s consolidated results of operations for the three months ended September 30, 2018 related to the 2018 acquisitions. Revenues of approximately $32.2 million and a loss before income taxes of approximately $11.7 million, which included $11.0 million of acquisition-related costs, were included in Quanta’s consolidated results of operations for the nine months ended September 30, 2018 related to the 2018 acquisitions.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

5. GOODWILL AND OTHER INTANGIBLE ASSETS:
A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Infrastructure Services Division	Oil and Gas Infrastructure Services Division	Total
Balance at December 31, 2017:
Goodwill	$1,272,527	$693,905	$1,966,432
Accumulated impairment	—	(97,832)	(97,832)
	1,272,527	596,073	1,868,600

Goodwill recorded related to 2018 acquisitions	55,049	—	55,049
Purchase price allocation adjustments	51	—	51
Foreign currency translation adjustments	(6,875)	(4,686)	(11,561)

Balance at September 30, 2018:
Goodwill	1,320,752	591,387	1,912,139
Accumulated impairment	—	—	—
	$1,320,752	$591,387	$1,912,139

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
Quanta’s intangible assets and the remaining weighted average amortization periods related to Quanta’s intangible assets subject to amortization were as follows (in thousands except for weighted average amortization periods, which are in years):

	As of			As of			As of
	September 30, 2018			December 31, 2017			September 30, 2018
	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$354,579	$(158,622)	$195,957	$327,334	$(137,333)	$190,001	6.4
Backlog	137,238	(135,657)	1,581	136,266	(135,847)	419	0.8
Trade names	81,834	(20,591)	61,243	74,797	(17,057)	57,740	15.6
Non-compete agreements	40,267	(29,691)	10,576	37,760	(27,659)	10,101	3.7
Patented rights and developed technology	22,516	(18,838)	3,678	22,529	(17,611)	4,918	2.9
Curriculum	9,000	(624)	8,376	—	—	—	9.3
Total intangible assets subject to amortization	645,434	(364,023)	281,411	598,686	(335,507)	263,179	8.3
Engineering license	3,000	—	3,000	—	—	—
Total intangible assets	$648,434	$(364,023)	$284,411	$598,686	$(335,507)	$263,179

Amortization expense for intangible assets was $10.6 million and $9.0 million for the three months ended September 30, 2018 and 2017 and $31.5 million and $22.0 million for the nine months ended September 30, 2018 and 2017.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The estimated future aggregate amortization expense of intangible assets subject to amortization as of September 30, 2018 is set forth below (in thousands):

For the Fiscal Year Ending December 31,
Remainder of 2018	$12,307
2019	45,333
2020	43,172
2021	40,836
2022	37,307
Thereafter	102,456
Total	$281,411

6. PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock for the three and nine months ended September 30, 2018 and 2017 are illustrated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Amounts attributable to common stock:
Net income attributable to common stock	$124,551	$89,313	$236,530	$201,417

Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	152,562	157,484	154,087	155,796
Effect of dilutive unvested non-participating stock-based awards	1,125	1,136	1,111	997
Weighted average shares outstanding for diluted earnings per share attributable to common stock	153,687	158,620	155,198	156,793

Basic and diluted earnings per share attributable to common stock are computed using the weighted average number of shares of common stock outstanding during the applicable period. Exchangeable shares that were issued pursuant to certain of Quanta’s historical acquisitions (as further discussed in Note 8), which are exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in the calculation of weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for the portion of the periods that they were outstanding. Additionally, unvested stock-based awards that contain non-forfeitable rights to dividends or dividend equivalents (participating securities) have been included in the calculation of basic and diluted earnings per share attributable to common stock for the portion of the periods that the awards were outstanding. Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for each of the three and nine months ended September 30, 2018 included 2.6 million and 2.5 million weighted average participating securities. Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for the three and nine months ended September 30, 2017 included 2.3 million and 2.5 million weighted average participating securities.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Borrowings under senior secured credit facility	$952,517	$668,427
Other long-term debt, interest rate of 2.4%	1,648	1,810
Capital leases, interest rates ranging from 2.5% to 3.8%	1,188	1,704
Total long-term debt obligations	955,353	671,941
Less — Current maturities of long-term debt	2,467	1,220
Total long-term debt obligations, net of current maturities	$952,886	$670,721

Quanta’s current maturities of long-term debt and short-term debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Short-term debt	$20,344	$—
Current maturities of long-term debt	2,467	1,220
Current maturities of long-term debt and short-term debt	$22,811	$1,220

Senior Secured Credit Facility
On December 18, 2015, Quanta entered into an amended and restated credit agreement with various lenders that provided for a $1.81 billion senior secured revolving credit facility. On October 10, 2018, Quanta entered into an amendment to the credit agreement that, among other things, (i) increased the amount of revolving commitments thereunder by $175.0 million, resulting in an aggregate revolving credit facility of up to $1.99 billion, and (ii) provided for a new term loan facility with total term loan commitments of $600.0 million. See Note 13 for additional information related to the term loan facility, including interest rates and required amortization payments, and the other changes to the credit agreement pursuant to the October 2018 amendment. The maturity date for both the revolving credit facility and the term loan facility is October 31, 2022.
With respect to the revolving credit facility, the entire amount available may be used by Quanta for revolving loans and letters of credit in U.S. dollars and certain alternative currencies, up to $600.0 million may be used by certain subsidiaries of Quanta for revolving loans and letters of credit in certain alternative currencies, up to $100.0 million may be used for swing line loans in U.S. dollars, up to $50.0 million may be used for swing line loans in Canadian dollars and up to $30.0 million (increased to $50.0 million pursuant to the October 2018 amendment) may be used for swing line loans in Australian dollars. In addition, subject to the conditions specified in the credit agreement, Quanta has the option to increase the capacity of the credit facility, in the form of additional revolving loan or term loan commitments, by up to $400.0 million, from time to time, upon receipt of additional commitments from new or existing lenders. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes.
As of September 30, 2018, Quanta had $449.9 million of outstanding letters of credit and bank guarantees under the credit facility, $242.3 million of which were denominated in U.S. dollars and $207.6 million of which were denominated in currencies other than the U.S. dollar, primarily Canadian and Australian dollars. Quanta also had $952.5 million of outstanding revolving loans under the credit facility, $772.4 million of which were denominated in U.S. dollars, $100.7 million of which were denominated in Canadian dollars and $79.4 million of which were denominated in Australian dollars. The remaining capacity under the revolving credit facility as of September 30, 2018 was $407.6 million, all of which was available for revolving loans or new letters of credit or bank guarantees. Borrowings under the credit facility and the applicable interest rates during the three months ended September 30, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Maximum amount outstanding under the credit facility during the period	$1,003,581	$917,895	$1,053,598	$917,895
Average daily amount outstanding under the credit facility	$899,323	$760,418	$836,448	$564,178
Weighted-average interest rate	3.70%	2.66%	3.57%	2.60%

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Beginning on November 20, 2017, amounts borrowed as revolving loans in U.S. dollars bear interest, at Quanta’s option, at a rate equal to either (i) the Eurocurrency Rate (as defined in the credit agreement) plus 1.125% to 2.000%, as determined based on Quanta’s Consolidated Leverage Ratio (as described below), or (ii) the Base Rate (as described below) plus 0.125% to 1.000%, as determined based on Quanta’s Consolidated Leverage Ratio. Amounts borrowed as revolving loans under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.125% to 2.000%, as determined based on Quanta’s Consolidated Leverage Ratio. Additionally, standby or commercial letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.125% to 2.000%, based on Quanta’s Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.675% to 1.150%, based on Quanta’s Consolidated Leverage Ratio. From December 18, 2015 through November 19, 2017, interest rates for revolving loans and letter of credit fees were generally consistent with those set forth above, other than the maximum additional interest rates and fee percentages, which were 0.125% higher.
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
Subject to certain exceptions, (i) all borrowings under the credit agreement are secured by substantially all the assets of Quanta and Quanta’s wholly owned U.S. subsidiaries and by a pledge of all of the capital stock of Quanta’s wholly owned U.S. subsidiaries and 65% of the capital stock of direct foreign subsidiaries of Quanta’s wholly owned U.S. subsidiaries and (ii) Quanta’s wholly owned U.S. subsidiaries guarantee the repayment of all amounts due under the credit agreement. Subject to certain conditions, all collateral will automatically be released from the liens at any time Quanta maintains an Investment Grade Rating (defined in the credit agreement as two of the following three conditions being met: (i) a corporate credit rating that is BBB- or higher by Standard & Poor’s Rating Services, (ii) a corporate family rating that is Baa3 or higher by Moody’s Investors Services, Inc. or (iii) a corporate credit rating that is BBB- or higher by Fitch Ratings, Inc.).
The credit agreement contains certain covenants, including (i) a maximum Consolidated Leverage Ratio of 3.0 to 1.0 (except that in connection with certain permitted acquisitions in excess of $200.0 million, such ratio is 3.5 to 1.0 for the fiscal quarter in which the acquisition is completed and the two subsequent fiscal quarters) and (ii) a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0. As of September 30, 2018, Quanta was in compliance with all of the covenants in the credit agreement.
The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on Quanta’s assets. The credit agreement allows cash payments for dividends and stock repurchases subject to compliance with the following requirements (after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100.0 million of availability under the revolving credit facility and/or cash and cash equivalents on hand.
The credit agreement provides for customary events of default and contains cross-default provisions with Quanta’s underwriting, continuing indemnity and security agreement with its sureties and certain other debt instruments exceeding $100.0 million (increased to $150.0 million pursuant to the October 2018 amendment) in borrowings or availability. If an Event of Default (as defined in the credit agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the credit agreement, the lenders may declare all amounts outstanding and accrued and unpaid interest immediately due and payable, require that Quanta provide cash collateral for all outstanding letter of credit obligations, terminate the commitments under the credit agreement, and foreclose on the collateral.
Other Facilities
Quanta has also entered into certain unsecured and uncommitted bilateral credit agreements with various lenders that may be utilized for, among other things, the issuance of letters of credit or bank guarantees and overdraft protection. As of September 30, 2018, Quanta had $2.6 million of letters of credit and bank guarantees outstanding under these facilities.

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
During the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018, no exchangeable shares were exchanged for Quanta common stock. During the nine months ended 2017, 2.5 million exchangeable shares were exchanged for Quanta common stock. As of September 30, 2018, the Quanta Series G preferred stock remained outstanding and 0.5 million exchangeable shares remained outstanding, of which 0.4 million were associated with the Quanta Series G preferred stock.
Treasury Stock
General
Treasury stock is recorded at cost. Under Delaware corporate law, treasury stock is not counted for quorum purposes or entitled to vote.
Shares withheld for tax withholding obligations
The tax withholding obligations of employees upon vesting of restricted stock, RSUs and performance units settled in common stock are typically satisfied by Quanta making such tax payments and withholding the number of vested shares having a value on the date of vesting equal to the tax withholding obligation. For the settlement of these employee tax liabilities, Quanta withheld 0.4 million and 0.5 million shares of Quanta common stock during the nine months ended September 30, 2018 and 2017, with a total market value of $14.7 million and $18.2 million. These shares and the related costs to acquire them were accounted for as adjustments to the balance of treasury stock.
Notional amounts recorded related to deferred compensation plans
For RSUs and performance units that vest but the settlement of which is deferred under Quanta’s deferred compensation plans, Quanta records a notional amount to “Treasury stock” and an offsetting amount to “Additional paid-in capital” (APIC). However, no shares are added to outstanding treasury stock at vesting as the shares of Quanta common stock associated with deferred equity awards are not issued. Upon settlement of the deferred equity awards and issuance of the associated Quanta common stock, the original accounting entry is reversed. There were no amounts recorded to treasury stock and APIC related to the deferred compensation plans during the three months ended September 30, 2018 and 2017, and the net amounts recorded to treasury stock and APIC related to the deferred compensation plans during the nine months ended September 30, 2018 and 2017 were $3.3 million and $3.4 million.
Stock repurchases
During the second quarter of 2017, Quanta’s board of directors approved a stock repurchase program that authorized Quanta to purchase, from time to time through June 30, 2020, up to $300.0 million of its outstanding common stock (the 2017 Repurchase Program). During the third quarter of 2018, Quanta’s board of directors approved an additional stock repurchase program that authorizes Quanta to purchase, from time to time through June 30, 2021, up to $500.0 million of its outstanding common stock (the 2018 Repurchase Program). Repurchases under these programs can be made in open market and privately negotiated transactions. During the three and nine months ended September 30, 2018, Quanta repurchased 0.7 million and 6.3 million shares of its common stock in the open market at a cost of $23.8 million and $217.7 million under the 2017 Repurchase Program. During 2017, Quanta repurchased 1.4 million shares of its common stock in the open market at a cost of $50.0 million under the 2017 Repurchase Program.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Non-controlling Interests
Quanta holds interests in various entities through both joint venture entities that provide infrastructure services under specific customer contracts, either directly or through subcontracting relationships, and other equity investments in partially owned entities that own and operate certain infrastructure assets, including investments that may be entered into through the partnership structure Quanta has formed with certain infrastructure investors. Quanta has determined that certain of these joint ventures where Quanta provides the majority of the infrastructure services, which management believes most significantly influences the economic performance of such joint ventures, are VIEs. Management has concluded that Quanta is the primary beneficiary of these joint ventures and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as “Non-controlling interests” in Quanta’s condensed consolidated balance sheets. Net income attributable to the other participants in the amounts of $0.3 million and $0.5 million for the three months ended September 30, 2018 and 2017 and $1.7 million and $1.2 million for the nine months ended September 30, 2018 and 2017 has been accounted for as a reduction of net income in deriving “Net income attributable to common stock” in Quanta’s condensed consolidated statements of operations.
The carrying amount of the investments held by Quanta in all of its VIEs was $9.7 million and $7.8 million at September 30, 2018 and December 31, 2017. The carrying amount of investments held by the non-controlling interests in these VIEs at September 30, 2018 and December 31, 2017 was $1.4 million and $4.1 million. During the three months ended September 30, 2018 and 2017, net distributions to non-controlling interests were $1.3 million and $0.4 million. During the nine months ended September 30, 2018 and 2017, net distributions to non-controlling interests were $2.9 million and $1.8 million. There were also discharges of notes receivable from a joint venture partner of $0.5 million and $1.4 million during the three and nine months ended September 30, 2018. There were no other changes in equity as a result of transfers to/from the non-controlling interests during the three and nine months ended September 30, 2018 or 2017. See Note 10 for further disclosures related to Quanta’s joint venture arrangements.
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
RSUs to be Settled in Common Stock
During each of the three months ended September 30, 2018 and 2017, Quanta granted 0.2 million of RSUs to be settled in common stock under the 2011 Plan with weighted average grant date fair values of $33.73 and $32.76. During the nine months ended September 30, 2018 and 2017, Quanta granted 1.5 million and 1.4 million of RSUs to be settled in common stock under the 2011 Plan with weighted average grant date fair values of $34.43 and $37.20. The grant date fair value for RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. RSU awards to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs in equal installments over a two-year, three-year or five-year period following the date of grant. Holders of RSUs to be settled in common stock are entitled to receive a cash dividend equivalent payment equal to any cash dividend payable on account of common shares.
During the three months ended September 30, 2018 and 2017, vesting activity consisted of nominal amounts of RSUs settled in common stock with approximate fair values at the time of vesting of $1.5 million and $1.1 million. During the nine months ended September 30, 2018 and 2017, vesting activity consisted of 1.4 million and 1.5 million of RSUs settled in common stock with an approximate fair value at the time of vesting of $47.7 million and $55.4 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

During the three months ended September 30, 2018 and 2017, Quanta recognized $10.4 million and $9.9 million of non-cash stock compensation expense related to RSUs to be settled in common stock. During the nine months ended September 30, 2018 and 2017, Quanta recognized $32.4 million and $31.2 million of non-cash stock compensation expense related to RSUs to be settled in common stock. Such expense is recorded in selling, general and administrative expenses. As of September 30, 2018, there was $51.9 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 1.96 years.
Performance Units to be Settled in Common Stock
Performance units awarded pursuant to the 2011 Plan provide for the issuance of shares of common stock upon vesting. These performance units cliff-vest at the end of a three-year performance period based on achievement of certain performance metrics established by Quanta’s compensation committee, including company performance goals and, with respect to certain awards, Quanta’s total shareholder return as compared to a predetermined group of peer companies. The final number of shares of common stock issuable upon vesting of performance units can range from 0% to 200% of the number of performance units initially granted, depending on the level of achievement, as determined by Quanta’s compensation committee.
During the three months ended September 30, 2018 and 2017, Quanta did not grant any performance units to be settled in common stock under the 2011 Plan. During each of the nine months ended September 30, 2018 and 2017, Quanta granted 0.3 million performance units to be settled in common stock under the 2011 Plan with a weighted average grant date fair value of $12.24 and $17.63 per unit. The grant date fair values for awards of performance units with market-based metrics, which were granted in the nine months ended September 30, 2018 and 2017, were determined using a Monte Carlo simulation valuation methodology using the following key inputs:

	2018	2017
Valuation date stock price based on the February 28, 2018 and March 22, 2017 closing stock prices	$34.44	$36.31
Expected volatility	34%	36%
Risk-free interest rate	2.39%	1.46%
Term in years	2.84	2.78

Quanta recognizes expense related to performance units with market-based metrics based on the probability of achievement of the underlying performance metrics, multiplied by the portion of the three-year period that has expired and the fair value of the total number of shares of common stock that Quanta anticipates will be issued based on such achievement. Quanta recognizes expense related to performance units without market-based metrics based on the portion of the three-year period that has expired multiplied by the fair value of the total number of shares of common stock that Quanta anticipates will be issued. During the three months ended September 30, 2018 and 2017, Quanta recognized $1.2 million and $1.0 million in compensation expense associated with performance units. During the nine months ended September 30, 2018 and 2017, Quanta recognized $7.4 million and $3.2 million in compensation expense associated with performance units. Such expense is recorded in selling, general and administrative expenses. During each of the three months ended September 30, 2018 and 2017, no performance units vested, and no shares of common stock were issued in connection with performance units. During each of the nine months ended September 30, 2018 and 2017, 0.1 million performance units vested, and 0.1 million shares of common stock were issued in connection with performance units.
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
Compensation expense related to RSUs to be settled in cash was $1.2 million and $2.3 million for the three months ended September 30, 2018 and 2017 and $4.0 million and $6.2 million for the nine months ended September 30, 2018 and 2017. Such expense is recorded in selling, general and administrative expenses. RSUs that are anticipated to be settled in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $0.1 million and $1.4 million to settle liabilities related to cash-settled RSUs in the three months ended September 30, 2018 and 2017 and $6.1 million and $7.5 million to settle liabilities related to cash-settled RSUs in the nine months ended September 30, 2018

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

and 2017. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $2.5 million and $4.6 million at September 30, 2018 and December 31, 2017.
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
As described in Note 2, Quanta has also formed a partnership with select infrastructure investors that provides up to $1.0 billion of capital, including approximately $80.0 million from Quanta, available to invest in certain specified infrastructure projects through August 2024. Additionally, as of September 30, 2018, Quanta had outstanding capital commitments associated with investments in unconsolidated affiliates related to planned oil and gas infrastructure projects of $14.8 million, of which $14.0 million is expected to be paid in 2018. The remaining $0.8 million of these capital commitments is anticipated to be paid by May 31, 2022.
During 2014, a limited partnership in which Quanta is a partner was selected for an engineering, procurement and construction (EPC) electric transmission project in Canada to construct approximately 500 kilometers of transmission line and two 500 kV substations. A subsidiary of Quanta, engaged by the limited partnership, is contracted to provide turnkey EPC services for the entire project. As of September 30, 2018, Quanta made aggregate contributions to this unconsolidated affiliate of $65.0 million, received $62.7 million as a return of capital and had outstanding additional capital commitments associated with this project of $24.5 million, which are anticipated to be paid in 2019.
Leases
Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, and certain leases include renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of September 30, 2018 (in thousands):

Operating Leases
Year Ending December 31 —
Remainder of 2018	$36,728
2019	108,640
2020	73,024
2021	48,174
2022	28,395
Thereafter	47,479
Total minimum lease payments	$342,440

Rent expense related to operating leases was $77.4 million and $67.4 million for the three months ended September 30, 2018 and 2017 and $229.2 million and $200.2 million for the nine months ended September 30, 2018 and 2017.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Quanta has guaranteed the residual value on certain of its equipment operating leases, agreeing to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of such leases. At September 30, 2018, the maximum guaranteed residual value was $668.2 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value; however, there can be no assurance that significant payments will not be required in the future.
Contingent Consideration Liabilities
As discussed in further detail in Note 2, Quanta is obligated to pay contingent consideration amounts to the former owners of certain acquired businesses in the event that such acquired businesses achieve specified performance objectives. As of September 30, 2018 and December 31, 2017, the estimated fair value of Quanta’s contingent consideration liabilities totaled $74.3 million and $65.7 million.
Committed Expenditures
Quanta has capital commitments for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of September 30, 2018, $30.2 million of production orders were issued with expected delivery dates in 2018, and $1.3 million of production orders were issued with expected delivery dates in 2019. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that the majority of these orders will be assigned to third party leasing companies and made available to Quanta under certain of its master equipment lease agreements, thereby releasing Quanta from its capital commitments.
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
Maurepas Project Dispute. During the third quarter of 2017, Maurepas Pipeline, LLC (Maurepas) notified QPS Engineering, LLC (QPS), a subsidiary of Quanta, of Maurepas’ assertion of a claim for liquidated damages allegedly arising from delay in mechanical completion of a project in Louisiana. Quanta disputes the claim and believes that QPS is not responsible for liquidated damages under the contract terms. The matter remains subject to contractual dispute resolution measures; however, either party may choose to institute a formal legal proceeding upon completion of such measures. If, upon final resolution of this matter, Quanta is unsuccessful, any such liquidated damages would be recorded by QPS as additional costs on the project, and Quanta believes the range of reasonably possible loss could be up to $22.0 million, which is the maximum liability for liquidated damages pursuant to the contract terms. In July and August 2018, Quanta received notice from Maurepas claiming certain warranty defects on the project. Quanta is evaluating the claimed defects, and based on the information currently available, no estimate of possible loss related to these claims can be determined.
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
At September 30, 2018 and December 31, 2017, no customer represented 10% or more of Quanta’s consolidated net receivable position. No customer represented 10% or more of Quanta’s consolidated revenues for the three and nine months ended September 30, 2018, and one customer within Quanta’s Oil and Gas Infrastructure Services segment accounted for approximately 10% of Quanta’s consolidated revenues for the three and nine months ended September 30, 2017.
Insurance
As discussed in Note 2, Quanta is insured for employer’s liability, workers’ compensation, auto liability, general liability and group health claims. As of September 30, 2018 and December 31, 2017, the gross amount accrued for insurance claims totaled $245.5 million and $254.7 million, with $186.9 million and $200.0 million considered to be long-term and included in “Insurance and other non-current liabilities.” Related insurance recoveries/receivables as of September 30, 2018 and December 31, 2017 were $36.9 million and $50.4 million, of which $0.3 million and $0.4 million were included in “Prepaid expenses and other current assets” and $36.6 million and $50.0 million were included in “Other assets, net.”
Project Insurance Claim. While performing a horizontal directional drill and installing an underground gas pipeline, a subsidiary of Quanta experienced a partial collapse of a borehole. Quanta is working with its customer to mitigate the impact of the incident and develop a plan to complete the project. The customer agreed to obtain and has procured insurance coverage for the project, with the Quanta subsidiary as an additional insured. Quanta believes the incident is covered under such insurance and is working collaboratively with the customer to prepare and submit an insurance claim to the customer’s insurance carrier. To the extent such claim is not successful, Quanta could pursue contractual relief from the customer or seek recovery under its own insurance policies.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of September 30, 2018, Quanta had recorded an insurance receivable of $11.3 million, which represents management’s estimate of the amount of costs incurred through such date that are probable of recovery. Quanta anticipates recording additional insurance recovery in future periods as additional mitigation costs are incurred. The plan to mitigate the incident is not final, may change and will be subject to the inherent risks associated with underground pipeline installation, which could cause the estimated costs to mitigate the incident to increase materially. To the extent Quanta is unsuccessful in realizing insurance or contractual recoveries, additional charges would be required. See Revenue Recognition - Contract Estimates in Note 2 for additional information.
Letters of Credit
Certain of Quanta’s vendors require letters of credit to ensure reimbursement for amounts they are disbursing on Quanta’s behalf, such as to beneficiaries under its insurance programs. In addition, from time to time, certain customers require Quanta to post letters of credit to ensure payment of subcontractors and vendors and guarantee performance under contracts. Such letters of credit are generally issued by a bank or similar financial institution, typically pursuant to Quanta’s senior secured credit facility. Each letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that Quanta has failed to perform specified actions. If this were to occur, Quanta would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, Quanta may also be required to record a charge to earnings for the reimbursement. Quanta does not believe it is likely that any material claims will be made under a letter of credit in the foreseeable future.
As of September 30, 2018, Quanta had $449.9 million in outstanding letters of credit and bank guarantees under its senior secured credit facility securing its casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2018 and 2019. Quanta expects to renew the majority of the letters of credit related to the casualty insurance program for subsequent one-year periods upon maturity.
Performance Bonds and Parent Guarantees
In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. These performance bonds expire at various times ranging from mechanical completion of the related projects to a period extending beyond contract completion in certain circumstances, and as such a determination of maximum potential amounts outstanding requires the use of certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of Quanta’s bonded operating activity. As of September 30, 2018, the total amount of the outstanding performance bonds was estimated to be approximately $3.1 billion. Quanta’s estimated maximum exposure as it relates to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of its commitments under the performance bonds generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $791 million as of September 30, 2018.
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
Indemnities
Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Additionally, in connection with certain acquisitions and dispositions, Quanta has indemnified various parties against specified liabilities that those parties might incur in the future. The indemnities under acquisition or disposition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of September 30, 2018, except as otherwise set forth above in Legal Proceedings, Quanta does not believe any material liabilities for claims exist against it in connection with any of these indemnity obligations.
In the normal course of Quanta’s acquisition transactions, Quanta obtains rights to indemnification from the sellers or former owners of acquired businesses for certain risks, liabilities and obligations arising from their prior operations, such as performance, operational, safety, workforce or tax issues, some of which Quanta may not have discovered during due diligence. However, the indemnities may not cover all of Quanta’s exposure for such pre-acquisition matters, and the indemnitors may be unwilling or unable to pay the amounts owed to Quanta. Accordingly, Quanta may incur expenses for which it is not reimbursed. Quanta is currently in the process of negotiating certain pre-acquisition obligations associated with non-U.S. payroll taxes that may be due from a business acquired by Quanta in 2013. As of September 30, 2018, Quanta had recorded $11.4 million as its estimate of the pre-acquisition tax obligations and a corresponding indemnification asset, as management expects to recover from the indemnity counterparties any amounts that Quanta may be required to pay in connection with any such obligations.
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
Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Electric Power Infrastructure Services	$1,617,736	$1,504,752	$4,756,416	$4,024,983
Oil and Gas Infrastructure Services	1,367,545	1,104,555	3,302,789	2,962,868
Consolidated	$2,985,281	$2,609,307	$8,059,205	$6,987,851
Operating income (loss):
Electric Power Infrastructure Services	$179,181	$150,054	$466,087	$362,769
Oil and Gas Infrastructure Services	96,067	58,508	149,953	165,076
Corporate and non-allocated costs	(82,687)	(68,134)	(225,219)	(202,552)
Consolidated	$192,561	$140,428	$390,821	$325,293
Depreciation:
Electric Power Infrastructure Services	$24,273	$23,996	$71,801	$68,232
Oil and Gas Infrastructure Services	22,711	20,737	65,886	56,235
Corporate and non-allocated costs	4,559	3,693	12,609	11,302
Consolidated	$51,543	$48,426	$150,296	$135,769

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
Foreign Operations
During the three months ended September 30, 2018 and 2017, Quanta derived $667.6 million and $653.1 million of its revenues from foreign operations. During the nine months ended September 30, 2018 and 2017, Quanta derived $1.84 billion and $1.83 billion of its revenues from foreign operations. Of Quanta’s foreign revenues, 78% and 80% were earned in Canada during the three months ended September 30, 2018 and 2017 and 75% and 81% were earned in Canada during the nine months ended September 30, 2018 and 2017. In addition, Quanta held property and equipment of $321.6 million and $330.4 million in foreign countries, primarily Canada, as of September 30, 2018 and December 31, 2017.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

12. SUPPLEMENTAL CASH FLOW INFORMATION:
The net effects of changes in operating assets and liabilities, net of non-cash transactions, on cash flows from operating activities are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Accounts and notes receivable	$(169,041)	$(272,131)	$(345,842)	$(398,574)
Contract assets	(125,878)	20,981	(188,996)	(126,999)
Inventories	(8,436)	13,525	(13,841)	8,727
Prepaid expenses and other current assets	12,991	10,495	(45,002)	(23,142)
Accounts payable and accrued expenses and other non-current liabilities	170,469	203,607	294,259	216,651
Contract liabilities	(48,386)	43,836	22,676	80,042
Other, net	(2,291)	(6,621)	(8,270)	12,813
Net change in operating assets and liabilities, net of non-cash transactions	$(170,572)	$13,692	$(285,016)	$(230,482)

A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows are as follows (in thousands).

	September 30,
	2018	2017
Cash and cash equivalents	$113,524	$91,532
Restricted cash included in “Prepaid expenses and other current assets”	3,275	3,286
Restricted cash included in “Other assets, net”	1,375	416
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$118,174	$95,234

	June 30,
	2018	2017
Cash and cash equivalents	$120,357	$99,565
Restricted cash included in “Prepaid expenses and other current assets”	2,926	2,627
Restricted cash included in “Other assets, net”	1,454	416
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$124,737	$102,608

	December 31,
	2017	2016
Cash and cash equivalents	138,285	$112,183
Restricted cash included in “Prepaid expenses and other current assets”	5,106	1,709
Restricted cash included in “Other assets, net”	384	518
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$143,775	$114,410

Restricted cash includes any cash that is legally restricted as to withdrawal or usage.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Additional supplemental cash flow information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cash (paid) received during the period for —
Interest paid	$(9,279)	$(5,808)	$(24,011)	$(13,314)
Income taxes paid	$(38,445)	$(3,616)	$(91,000)	$(105,112)
Income tax refunds	$1,207	$5,058	$3,570	$7,727

During the nine months ended September 30, 2018, Quanta entered into a non-cash transaction whereby Quanta accepted title to a marine industrial property appraised at $6.4 million in exchange for a construction barge. During the nine months ended September 30, 2017, Quanta entered into a non-cash transaction whereby Quanta accepted title to a construction barge in satisfaction and discharge of a $7.1 million note receivable.
13. SUBSEQUENT EVENT:
Senior Secured Credit Facility Amendment
On October 10, 2018, Quanta entered into an amendment to the amended and restated credit agreement for its senior secured credit facility, which, among other things, (i) increased the amount of revolving commitments thereunder by $175.0 million, resulting in an aggregate revolving credit facility of up to $1.99 billion, and (ii) provided for a new term loan facility with total term loan commitments of $600.0 million. After giving effect to the amendment, the aggregate amount of the credit facilities provided for under the credit agreement is $2.59 billion. In addition, subject to the conditions specified in the credit agreement, Quanta has the option to increase such amount, in the form of revolving loan or term loan commitments, by up to an additional $400.0 million, from time to time, upon receipt of additional commitments from new or existing lenders. Both the revolving credit facility and the term loan facility mature on October 31, 2022.
The amendment also increased the amount of the revolving credit facility that may be used for swing line loans in Australian dollars from $30.0 million to $50.0 million and increased the threshold amount for cross-defaults to certain debt instruments and for certain other purposes from $100.0 million to $150.0 million.
On October 10, 2018, Quanta borrowed the full amount of the term loan facility and used all of such proceeds to repay outstanding borrowings under the revolving credit facility. Pursuant to the amendment, amounts borrowed under the term loan facility will bear interest, at Quanta’s option, at a rate equal to either (i) the Eurocurrency Rate plus 1.125% to 1.875%, as determined based on Quanta’s Consolidated Leverage Ratio, or (ii) the Base Rate plus 0.125% to 1.000%, as determined based on Quanta’s Consolidated Leverage Ratio. Quanta is required to make quarterly amortization payments of $7.5 million on the last business day of each March, June, September and December, beginning in December 2018. The aggregate principal amount of all term loans outstanding on the maturity date must also be paid on such date; however, Quanta may voluntarily prepay these term loan borrowings from time to time, in whole or in part, without premium or penalty.
For additional information on the credit agreement, see Debt Obligations - Senior Secured Credit Facility in Note 7.

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
Services Provided and Operating Segments
We report our results under two reportable segments: (1) Electric Power Infrastructure Services and (2) Oil and Gas Infrastructure Services. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the nine months ended September 30, 2018 were $8.06 billion, of which 59.0% was attributable to the Electric Power Infrastructure Services segment and 41.0% was attributable to the Oil and Gas Infrastructure Services segment.
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
Recent Investments, Acquisitions and Divestitures
Acquisitions
During the nine months ended September 30, 2018, we acquired an electrical infrastructure services business specializing in substation construction and relay services, a postsecondary educational institution that provides pre-apprenticeship training and programs for experienced linemen and two communications infrastructure services businesses, all of which are located in the United States. The aggregate consideration for these acquisitions was $105.5 million paid or payable in cash, subject to certain adjustments, and 679,668 shares of Quanta common stock, which had a fair value of approximately $22.9 million as of the respective acquisition dates. Additionally, the acquisitions of the postsecondary educational institution and one of the communications infrastructure services businesses include the potential payment of up to $18.0 million of contingent consideration, payable if the acquired businesses achieve certain performance objectives over three-year and five-year post-acquisition periods. Based on the estimated fair value of this contingent consideration, we recorded $16.5 million of liabilities as of the respective acquisition dates. The results of the acquired businesses have generally been included in our Electric Power Infrastructure Services segment and consolidated financial statements beginning on the respective acquisition dates.

On July 20, 2017, we acquired Stronghold, a specialized services business located in the United States that provides high-pressure and critical-path solutions to the downstream and midstream energy markets. The aggregate consideration included $351.0 million in cash, subject to certain adjustments, and 2,693,680 shares of Quanta common stock, which had a fair value of $81.3 million at the acquisition date. Additionally, the acquisition includes the potential payment of up to $100.0 million of contingent consideration, payable if the acquired business achieves certain performance objectives over a three-year post-acquisition period. Based on the estimated fair value of this contingent consideration, we recorded a $51.1 million liability as of the acquisition date. The results of the acquired business have generally been included in our Oil and Gas Infrastructure Services segment and consolidated financial statements since the respective acquisition date.
During the year ended December 31, 2017, we also acquired a communications infrastructure services business and an electrical and communications business, both of which are located in the United States. The aggregate consideration for these acquisitions consisted of $12.0 million paid or payable in cash, subject to certain adjustments, and 288,666 shares of Quanta common stock, which had a fair value of $8.3 million as of the respective acquisition dates. The results of the acquired businesses have generally been included in our Electric Power Infrastructure Services segment and consolidated financial statements since the respective acquisition dates.
Investment
During the three months ended September 30, 2018, we acquired a 30% equity interest in a water and gas pipeline infrastructure contractor located in Australia for $22.2 million. This investment includes an option to acquire the remaining equity of the company through 2020 and provides for certain additional earnings and distribution participation rights during a designated 25-month post-investment period, as well as preferential liquidation rights. This investment has been recorded at cost and will be adjusted for impairment, if any, plus or minus observable changes in the value of the company’s equity. Earnings on this investment will be recognized as distributions are received.
Performance Obligations and Backlog
As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Information, effective January 1, 2018, we adopted the new revenue recognition guidance issued by the FASB. Pursuant to the new guidance, we are required to disclose, as of the end of each interim and annual period, the aggregate amount of remaining performance obligations under our contracts with customers. A performance obligation is a promise in a contract with a customer to transfer a distinct good or service. As of September 30, 2018, our remaining performance obligations were $5.29 billion, 78.1% of which was expected to be recognized in the subsequent twelve months. Our remaining performance obligations represent management’s estimate of consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work has not yet begun. For purposes of calculating remaining performance obligations, we include all estimated revenues attributable to consolidated joint ventures and VIEs, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized, and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection.
We have also historically disclosed our backlog, and while backlog is not a term recognized under US GAAP, it is a common measurement used in our industry. We also believe this non-GAAP measure enables us to more effectively forecast our future results and better identify future operating trends that may not otherwise be apparent. Our remaining performance obligations, as described above, are a component of our backlog calculation, which also includes estimated orders under master service agreements (MSAs), including estimated renewals, and non-fixed price contracts expected to be completed within one year. Our methodology for determining backlog may not be comparable to the methodologies used by other companies.
Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts may be terminated, typically upon 30 to 90 days notice, even if we are not in default under the contract. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends for current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining the estimated amount of backlog. As of September 30, 2018 and December 31, 2017, MSAs accounted for 45% and 44% of our estimated 12-month backlog and 55% and 52% of total backlog. There can be no assurance as to our customers’ actual requirements or that our estimates are accurate.
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

The following table reconciles total remaining performance obligations to our backlog (a non-GAAP measure) by reportable segment as of September 30, 2018, along with estimates of amounts expected to be realized within 12 months of September 30, 2018 (in thousands):

	September 30, 2018
	12 Month	Total
Electric Power Infrastructure Services
Remaining performance obligations	$2,099,072	$3,074,140
Estimated orders under MSAs and short-term, non-fixed price contracts	2,129,050	4,842,752
Backlog	4,228,122	7,916,892

Oil and Gas Infrastructure Services
Remaining performance obligations	2,034,165	2,217,898
Estimated orders under MSAs and short-term, non-fixed price contracts	1,221,918	2,080,157
Backlog	3,256,083	4,298,055

Total
Remaining performance obligations	4,133,237	5,292,038
Estimated orders under MSAs and short-term, non-fixed price contracts	3,350,968	6,922,909
Backlog	$7,484,205	$12,214,947
The following table presents our total backlog (a non-GAAP measure) by reportable segment as of September 30, 2018 and December 31, 2017, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of		Backlog as of
	September 30, 2018		December 31, 2017
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services	$4,228,122	$7,916,892	$4,032,379	$7,359,237
Oil and Gas Infrastructure Services	3,256,083	4,298,055	2,413,817	3,818,470
Total backlog	$7,484,205	$12,214,947	$6,446,196	$11,177,707
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
These seasonal impacts are typical for our U.S. operations, but as our foreign operations grow, this pattern may have a lesser impact on our quarterly revenues. For example, revenues in Canada are typically higher in the first quarter because projects are often accelerated in order to complete work prior to the break up, or seasonal thaw, as productivity is adversely affected by wet ground conditions during the warmer spring and summer months. Also, although revenues from Australia and other international operations have not been significant relative to our overall revenues to date, their seasonal patterns may differ from those in North America and may impact our seasonality more in the future.

Additionally, our industry can be highly cyclical. Our volume of business may be adversely affected by declines or delays in new projects due to cyclicality, which may vary by geographic region. Project schedules, particularly in connection with larger, longer-term projects, can also create fluctuations in the amount of work performed in a given period. For example, in connection with larger and more complicated projects, the timing of obtaining permits and other approvals may be delayed, and we may need to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we are strategically positioned to deliver on such projects when they move forward. Examples of other items that may cause our results or demand for our services to fluctuate materially from quarter to quarter include: the financial condition of our customers and their access to capital; margins of ongoing projects; economic, political and market conditions on a regional, national or global scale; our customers’ capital spending, including on larger pipeline and electrical infrastructure projects; oil, natural gas and natural gas liquids prices; the timing of and costs associated with acquisitions; changes in the fair value of acquisition-related contingent consideration liabilities; dispositions; equity in earnings (losses) of unconsolidated affiliates; impairments of goodwill, intangible assets, long-lived assets or investments; effective tax rates; and interest rates. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period. Please read Outlook and Understanding Margins for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.
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
Materials versus labor. Typically, our customers are responsible for supplying their own materials on projects; however, for some of our contracts we may agree to procure all or part of the required materials. Margins may be lower on projects where we furnish a significant amount of materials, including projects where we provide engineering, procurement and construction (EPC) services, as our markup on materials is generally lower than our markup on labor costs. Furthermore, fluctuations in the price of materials we are required to procure, including as a result of national and global economic conditions, may impact our margins. In a given period, an increase in the percentage of work with higher materials procurement requirements may decrease our overall margins.
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
Project Variability and Performance. Margins for a single project may fluctuate quarter to quarter due to changes in the volume or type of work performed, the pricing structure under the project contract or job productivity. Productivity can be influenced by many factors, including unexpected project difficulties or site conditions; project locations, including locations with challenging operating conditions; whether the work is on an open or encumbered right of way; inclement weather; environmental restrictions or regulatory delays; protests or other political activity on a project; legal challenges to a project; and the performance of third parties. These types of factors are not practicable to quantify through accounting data but may individually or in the aggregate have a direct impact on the gross margin of a specific project.
Foreign currency risk. Our financial performance is reported on a U.S. dollar-denominated basis but is partially subject to fluctuations in foreign currency exchange rates. Fluctuations in exchange rates relative to the U.S. dollar, primarily the Canadian and Australian dollars, could cause material fluctuations in comparisons of our results of operations between periods.
Change in fair value of contingent consideration liabilities. We anticipate fluctuations in operating income margins as a result of changes in the fair value of contingent consideration liabilities associated with prior acquisitions, which occur as we obtain additional information on the likelihood that the acquired businesses will achieve their post-acquisition performance objectives. See Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements for more information about the valuation methodologies and assumptions related to the determination of the fair value of these liabilities.
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

Results of Operations
As previously discussed, the results of acquired businesses have been included in the following results of operations beginning on their respective acquisition dates. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three and nine month periods indicated (dollars in thousands):
Consolidated Results

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Revenues	$2,985,281	100.0%	$2,609,307	100.0%	$8,059,205	100.0%	$6,987,851	100.0%
Cost of services (including depreciation)	2,559,451	85.7	2,258,676	86.6	6,998,956	86.8	6,068,867	86.8
Gross profit	425,830	14.3	350,631	13.4	1,060,249	13.2	918,984	13.2
Selling, general and administrative expenses	224,040	7.5	201,224	7.7	645,566	8.0	571,656	8.2
Amortization of intangible assets	10,623	0.3	8,979	0.3	31,535	0.5	22,035	0.3
Change in fair value of contingent consideration liabilities	(1,394)	—	—	—	(7,673)	(0.1)	—	—
Operating income	192,561	6.5	140,428	5.4	390,821	4.8	325,293	4.7
Interest expense	(9,219)	(0.4)	(6,058)	(0.2)	(25,175)	(0.2)	(14,294)	(0.2)
Interest income	322	—	196	—	1,128	—	647	—
Other income (expense), net	(15,498)	(0.5)	(2,371)	(0.1)	(37,899)	(0.5)	(3,814)	(0.1)
Income before income taxes	168,166	5.6	132,195	5.1	328,875	4.1	307,832	4.4
Provision for income taxes	43,267	1.4	42,346	1.7	90,659	1.1	105,183	1.5
Net income	124,899	4.2	89,849	3.4	238,216	3.0	202,649	2.9
Less: Net income attributable to non-controlling interests	348	—	536	—	1,686	0.1	1,232	—
Net income attributable to common stock	$124,551	4.2%	$89,313	3.4%	$236,530	2.9%	$201,417	2.9%
Three months ended September 30, 2018 compared to the three months ended September 30, 2017
Revenues.  Revenues increased $376.0 million, or 14.4%, to $2.99 billion for the three months ended September 30, 2018. Contributing to the increase were incremental revenues of $263.0 million from oil and gas infrastructure services and $113.0 million from electric power infrastructure services. Increased capital spending by our customers on large diameter pipeline transmission projects was a significant contributor to the increase in oil and gas infrastructure services revenues. The timing of construction for these types of projects is highly variable due to potential permitting delays, worksite access limitations related to environmental regulations and seasonal weather patterns. Due to these factors, the majority of our large diameter pipeline project work for 2017 was performed in the first half of the year, whereas the majority of such work for 2018 will be performed in the second half of the year. Also contributing to the increase were higher revenues from gas distribution services and an estimated $35 million in revenues attributable to the incremental month of activity from Stronghold, which was acquired in late July 2017. Increased revenues for the third quarter of 2018 were also due in part to the third quarter of 2017 being negatively impacted by several projects that were temporarily suspended or deferred as a result of Hurricane Harvey. The increase in electric power infrastructure services revenues was primarily the result of increased customer spending associated with both transmission projects and distribution services, including continued favorable progress on a large transmission project in Canada. These increases were partially offset by $85.1 million of lower revenues from emergency restoration services as a result of the significant impact of Hurricanes Harvey and Irma during the three months ended September 30, 2017.
Gross profit.  Gross profit increased $75.2 million, or 21.4%, to $425.8 million for the three months ended September 30, 2018. Gross profit as a percentage of revenues increased to 14.3% for the three months ended September 30, 2018 from 13.4% for the three months ended September 30, 2017. The increase in gross profit and gross profit as a percentage of revenues was primarily due to the overall increase in revenues described above, including the continued favorable progress on the large transmission project in Canada and increased revenues from Stronghold. Additionally, the three months ended September 30, 2017 were negatively impacted by work disruptions, project suspensions or deferrals, and employee support costs due to Hurricane Harvey and certain Canadian pipeline transmission projects that experienced higher costs associated with adverse weather conditions, delays and other production issues. These increases were partially offset by charges to earnings of $28.9 million during the three months ended September 30, 2018 on two projects, which related to engineering and production delays on a processing facility construction project in Texas and a partial collapse of an underground borehole for a natural gas pipeline project in the northeast United States. See Segment Results below for additional information and discussion related to segment revenues and operating income (loss).

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $22.8 million, or 11.3%, to $224.0 million for the three months ended September 30, 2018. This increase was primarily attributable to $9.3 million of incremental selling, general and administrative expenses associated with acquired businesses, including incremental acquisition and integration costs of $2.6 million. Also contributing to the increase were $8.6 million in higher compensation expenses, largely associated with higher salaries due to increased personnel to support business growth and annual and incentive compensation increases. Selling, general and administrative expenses as a percentage of revenues decreased to 7.5% for the three months ended September 30, 2018 from 7.7% for the three months ended September 30, 2017, primarily due to the increased revenues described above.
Amortization of intangible assets.  Amortization of intangible assets increased $1.6 million to $10.6 million for the three months ended September 30, 2018. This increase was primarily due to increased amortization of intangible assets associated with recently acquired businesses, partially offset by reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized.
Change in fair value of contingent consideration liabilities. A $1.4 million decrease in the fair value of contingent consideration liabilities was recognized during the three months ended September 30, 2018, which resulted in a corresponding increase in operating income, as compared to no change during the three months ended September 30, 2017. The decrease was primarily due to changes in forecasted performance for certain acquired businesses. It is anticipated that changes in fair value will be recorded periodically until the contingent consideration liabilities are settled. See Contractual Obligations - Contingent Consideration Liabilities for more information.
Interest expense.  Interest expense increased $3.2 million to $9.2 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due to increased borrowing activity, primarily related to common stock repurchases, as well as a higher weighted average interest rate.
Other income (expense), net. Other income (expense), net was a net expense of $15.5 million for the three months ended September 30, 2018, as compared to a net expense of $2.4 million for the three months ended September 30, 2017. The increase in expense was primarily due to an increase in construction activity on a large electric transmission project in Canada for an entity in which we have an equity investment. Due to such equity investment, a portion of the construction earnings are deferred by recognition of a decrease to the recorded value of the equity investment with any excess amount beyond the investment recorded as a liability and a charge to equity in losses of unconsolidated affiliates, which is included in other income (expense), net. As of September 30, 2018, the project was approximately 77% complete, and additional profit deferrals are anticipated through the first half of 2019 as the construction project progresses to completion.
Provision for income taxes.  The provision for income taxes was $43.3 million for the three months ended September 30, 2018, with an effective tax rate of 25.7%. The provision for income taxes was $42.3 million for the three months ended September 30, 2017, with an effective tax rate of 32.0%. The lower effective rate for the three months ended September 30, 2018 was impacted by the enactment of the Tax Act, which, among other things, lowered the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018, as well as the impact of a $5.0 million adjustment to our provisional amounts recorded related to the Tax Act. These items were partially offset by an increase in losses in foreign jurisdictions for which tax benefits are not expected to be realized and a $1.8 million income tax impact related to entity restructuring and recapitalization efforts. As a result of the above factors and a $5.9 million decrease in reserves for uncertain tax positions resulting from the expiration of statute of limitations periods in the three months ended September 30, 2018, our effective tax rate for 2018 is expected to be approximately 28.3%. For additional information on the status of our provisional analysis of the Tax Act, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Information.
Other comprehensive income. Other comprehensive income (loss), net of taxes was a gain of $10.8 million in the three months ended September 30, 2018 compared to a gain of $39.0 million in the three months ended September 30, 2017. The gains in both periods were due to the strengthening of certain foreign currencies associated with our international operations, primarily the Canadian and Australian dollars, against the U.S. dollar at the end of each period as compared to the currency exchange rates at the beginning of such periods.
Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
Revenues.  Revenues increased $1.07 billion, or 15.3%, to $8.06 billion for the nine months ended September 30, 2018. Contributing to the increase were incremental revenues of $731.4 million from electric power infrastructure services and $339.9 million from oil and gas infrastructure services. The increase in revenues from electric power infrastructure services was primarily the result of increased customer spending associated with both electric transmission projects and distribution services, including favorable progress on a large transmission project in Canada. These increases were partially offset by $47.7 million of lower revenues from emergency restoration services as a result of the significant impact of Hurricanes Harvey and Irma during the three months ended September 30, 2017. The increase in oil and gas infrastructure services revenues was primarily due to approximately

$385 million of incremental activity from Stronghold, which was acquired in late July 2017. In addition, the increase for the third quarter of 2018 reflects increased revenues from gas distribution services, as well as the third quarter of 2017 being negatively impacted by several projects that were temporarily suspended or deferred as a result of Hurricane Harvey. These increases were partially offset by a change in timing of capital spending by our customers on large diameter pipeline transmission projects. As described above, the majority of our large diameter pipeline project work for 2017 was performed in the first half of the year, whereas the majority of such work for 2018 will be performed in the second half of the year.
Gross profit.  Gross profit increased $141.3 million, or 15.4%, to $1.06 billion for the nine months ended September 30, 2018. Gross profit as a percentage of revenues was 13.2% for both periods. The increase in gross profit was related to the electric power infrastructure services segment and was primarily due to the increase in revenues described above, including favorable progress on the large transmission project in Canada. Additionally, gross profit and gross profit as a percentage of revenues for the first nine months of September 30, 2017 were negatively impacted by work disruptions, project suspensions or deferrals, and employee support costs due to Hurricanes Harvey and Irma. Gross profit and gross profit as a percentage of revenues for the nine months ended September 30, 2018 were negatively impacted by the decrease in revenues on large diameter pipeline projects, which typically yield higher margins, as well as charges totaling $43.3 million associated with three projects within the oil and gas infrastructure services segment. The lower proportion of large diameter pipeline transmission work also negatively impacted resource utilization. See Segment Results below for additional information and discussion related to segment revenues and operating income (loss).
Selling, general and administrative expenses.  Selling, general and administrative expenses increased $73.9 million, or 12.9%, to $645.6 million for the nine months ended September 30, 2018. This increase was primarily attributable to $51.5 million of incremental selling, general and administrative expenses associated with acquired businesses, including incremental acquisition and integration costs of $7.1 million. Also contributing to the increase were $21.2 million in higher compensation expenses, largely associated with higher salaries due to increased personnel to support business growth, annual and incentive compensation increases and increased stock-based compensation expense related to improved forecasted achievement of multi-year performance metrics; $1.4 million in incremental charges associated with the disposition of a construction barge and $1.3 million in severance and restructuring costs associated with the closure of certain operations within the Oil and Gas Infrastructure Services segment. These increases were partially offset by a decrease of $8.2 million in legal costs for the nine months ended September 30, 2018, $4.2 million of which was associated with a matter involving our prior disposition of certain communications operations that was resolved in the first quarter of 2017, and a decrease in charitable contributions, which is primarily related to a $2.4 million contribution made for the formation of a non-profit line training school in the first quarter of 2017. Selling, general and administrative expenses as a percentage of revenues decreased to 8.0% for the nine months ended September 30, 2018 from 8.2% for the nine months ended September 30, 2017, primarily due to the increase in revenues described above.
Amortization of intangible assets.  Amortization of intangible assets increased $9.5 million to $31.5 million for the nine months ended September 30, 2018. This increase was primarily due to increased amortization of intangible assets associated with recently acquired businesses, partially offset by reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized.
Change in fair value of contingent consideration liabilities. A $7.7 million decrease in the fair value of contingent consideration liabilities was recognized during the nine months ended September 30, 2018, which resulted in a corresponding increase in operating income, as compared to no change during the nine months ended September 30, 2017. The decrease was primarily due to changes in forecasted performance for certain acquired businesses. It is anticipated that changes in fair value will be recorded periodically until the contingent consideration liabilities are settled. See Contractual Obligations - Contingent Consideration Liabilities for more information.
Interest expense.  Interest expense increased $10.9 million to $25.2 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due to increased borrowing activity, primarily related to the acquisition of Stronghold and common stock repurchases, as well as a higher weighted average interest rate.
Other income (expense), net. Other income (expense), net was a net expense of $37.9 million for the nine months ended September 30, 2018, as compared to a net expense of $3.8 million for the nine months ended September 30, 2017. The increase in expense was primarily due to an increase in construction activity on a large electric transmission project in Canada for an entity in which we have an equity investment. Due to such equity investment, a portion of the construction earnings are deferred by recognition of a decrease to the recorded value of the equity investment with any excess amount beyond the investment recorded as a liability and a charge to equity in losses of unconsolidated affiliates, which is included in other income (expense), net. As of September 30, 2018, the project was approximately 77% complete, and additional profit deferrals are anticipated through the first half of 2019 as the construction project progresses to completion.
Provision for income taxes.  The provision for income taxes was $90.7 million for the nine months ended September 30, 2018, with an effective tax rate of 27.6%. The provision for income taxes was $105.2 million for the nine months ended

September 30, 2017, with an effective tax rate of 34.2%. The lower effective tax rate for the nine months ended September 30, 2018 was impacted by the enactment of the Tax Act, which, among other things, lowered the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018, as well as the impact of a $5.0 million adjustment to our provisional amounts recorded related to the Tax Act. These items were partially offset by an increase in losses in foreign jurisdictions for which tax benefits are not expected to be realized and a $1.8 million income tax impact related to entity restructuring and recapitalization efforts. In addition, the nine months ended September 30, 2017 includes greater tax benefits associated with the vesting of stock-based compensation awards primarily based on a higher weighted average vesting date stock price. As a result of the above factors and a $5.9 million decrease in reserves for uncertain tax positions resulting from the expiration of statute of limitations periods in the nine months ended September 30, 2018, our effective tax rate for 2018 is expected to be approximately 28.3%. For additional information on the status of our provisional analysis of the Tax Act, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Information.
Other comprehensive income. Other comprehensive income (loss), net of taxes was a loss of $34.3 million in the nine months ended September 30, 2018 compared to a gain of $79.5 million in the nine months ended September 30, 2017. The loss in the nine months ended September 30, 2018 was due to the strengthening of the U.S. dollar against foreign currencies associated with our international operations, primarily the Canadian and Australian dollars, as of September 30, 2018 when compared to December 31, 2017, and the gain in the nine months ended September 30, 2017 was due to a strengthening of foreign currencies associated with our international operations, primarily the Canadian and Australian dollars, against the U.S. dollar as of September 30, 2017 when compared to December 31, 2016.

Segment Results
The following table sets forth segment revenues and segment operating income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Revenues:
Electric Power Infrastructure Services	$1,617,736	54.2%	$1,504,752	57.7%	$4,756,416	59.0%	$4,024,983	57.6%
Oil and Gas Infrastructure Services	1,367,545	45.8	1,104,555	42.3	3,302,789	41.0	2,962,868	42.4
Consolidated revenues from external customers	$2,985,281	100.0%	$2,609,307	100.0%	$8,059,205	100.0%	$6,987,851	100.0%
Operating income (loss):
Electric Power Infrastructure Services	$179,181	11.1%	$150,054	10.0%	$466,087	9.8%	$362,769	9.0%
Oil and Gas Infrastructure Services	96,067	7.0	58,508	5.3	149,953	4.5%	165,076	5.6
Corporate and non-allocated costs	(82,687)	N/A	(68,134)	N/A	(225,219)	N/A	(202,552)	N/A
Consolidated operating income	$192,561	6.5%	$140,428	5.4%	$390,821	4.8%	$325,293	4.7%
Three months ended September 30, 2018 compared to the three months ended September 30, 2017
Electric Power Infrastructure Services Segment Results
Revenues increased $113.0 million, or 7.5%, to $1.62 billion for the three months ended September 30, 2018. This increase was primarily the result of increased customer spending associated with both transmission projects and distribution services, including continued favorable progress on a large transmission project in Canada. Also contributing to the increase were $22.6 million of increased communications infrastructure services revenues and approximately $10 million in revenues from acquired businesses. These increases were partially offset by $85.1 million of lower revenues from emergency restoration services as a result of the significant impact of Hurricanes Harvey and Irma during the third quarter of 2017. Also partially offsetting the increases were less favorable foreign currency exchange rates during the three months ended September 30, 2018, which negatively impacted revenues by approximately $17 million and were primarily attributable to the relationship between the U.S. dollar and the Canadian and Australian dollars.
Operating income increased $29.1 million, or 19.4%, to $179.2 million for the three months ended September 30, 2018. Operating income as a percentage of revenues increased to 11.1% for the three months ended September 30, 2018 from 10.0% for the three months ended September 30, 2017. These increases were due to the increase in revenues described above, including favorable progress on a large transmission project in Canada that continues to successfully execute through project schedule and productivity risks, which resulted in a decrease of project cost contingencies. Additionally, during the three months ended September 30, 2017, a $9.4 million loss was recorded on an electric transmission project that experienced road access, subcontractor and labor issues. These increases were partially offset by reduced operating income associated with the lower revenues from emergency restoration services described above, which typically yield higher margins due in part to higher equipment utilization and absorption of fixed costs.
Oil and Gas Infrastructure Services Segment Results
Revenues increased $263.0 million, or 23.8%, to $1.37 billion for the three months ended September 30, 2018. This increase was partially the result of increased capital spending by our customers on large diameter pipeline projects. The timing of construction for these types of projects is highly variable due to potential permitting delays, worksite access limitations related to environmental regulations and seasonal weather patterns. Due to these factors, the majority of our large diameter pipeline project work for 2017 was performed in the first half of the year, whereas the majority of such work for 2018 will be performed in the second half of the year. Also contributing to the increase were higher revenues from gas distribution services and an estimated $35 million in revenues attributable to the incremental month of activity from Stronghold, which was acquired in late July 2017. Increased revenues for the third quarter of 2018 were also due in part to the third quarter of 2017 being negatively impacted by several projects that were temporarily suspended or deferred as a result of Hurricane Harvey. Partially offsetting the increases were less favorable foreign currency exchange rates during the three months ended September 30, 2018, which negatively impacted revenues by approximately $13 million and were primarily attributable to the relationship between the U.S. dollar and the Canadian and Australian dollars.
Operating income increased $37.6 million, or 64.2%, to $96.1 million for the three months ended September 30, 2018. Operating income as a percentage of revenues increased to 7.0% for the three months ended September 30, 2018 from 5.3% for the three months ended September 30, 2017. These increases were primarily due to the higher level of large diameter pipeline transmission work, which typically yields higher margins, as well as the increased revenues from Stronghold. Additionally, the three months ended September 30, 2017 were negatively impacted by the projects that were temporarily suspended or deferred as a result of Hurricane Harvey and certain Canadian pipeline transmission projects that experienced higher costs associated with adverse weather conditions, delays and other production issues. These increases were partially offset by charges on two projects totaling $28.9 million during the three months ended September 30, 2018 associated with engineering and production delays on a processing facility construction project in Texas that was 82% complete at September 30, 2018 and a partial collapse of an underground borehole for a natural gas pipeline project in the northeast United States.
Corporate and Non-allocated Costs
Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended September 30, 2018 increased $14.6 million to $82.7 million compared to the quarter ended September 30, 2017. The increase was primarily due to $5.3 million in higher compensation related costs, largely associated with increased personnel to support business growth and annual and incentive compensation increases; a $3.6 million increase in acquisition and integration costs; and $1.6 million in higher intangible amortization. These increases in costs were partially offset by a $1.4 million decrease in fair value of contingent consideration liabilities, which resulted in a corresponding increase in operating income during the three months ended September 30, 2018.
Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
Electric Power Infrastructure Services Segment Results
Revenues for this segment increased $731.4 million, or 18.2%, to $4.76 billion for the nine months ended September 30, 2018. This increase was primarily the result of increased customer spending associated with electric transmission projects and distribution services, including favorable progress on a large transmission project in Canada; approximately $45 million in revenues from acquired businesses; $43.8 million of increased communications infrastructure services revenues; and $11 million associated with favorable foreign currency exchange rates, which were primarily attributable to the relationship between the U.S. dollar and the Canadian and Australian dollars. These increases were partially offset by $47.7 million of lower revenues from emergency restoration services as a result of the significant impact of Hurricanes Harvey and Irma during the three months ended September 30, 2017.
Operating income increased $103.3 million, or 28.5%, to $466.1 million for the nine months ended September 30, 2018. Operating income as a percentage of segment revenues increased to 9.8% for the nine months ended September 30, 2018 from 9.0% for the nine months ended September 30, 2017. These increases were primarily due to the increase in revenues described above, including favorable progress on a large transmission project in Canada that successfully executed through project procurement, winter schedule and productivity risks, which resulted in a decrease of project cost contingencies. Additionally, during the nine months ended September 30, 2017, a $13.2 million loss was recorded on an electric transmission project that experienced road access, subcontractor and labor issues. These increases were partially offset by reduced operating income associated with the lower revenues from emergency restoration services described above, which typically yield higher margins due in part to higher equipment utilization and absorption of fixed costs.

Oil and Gas Infrastructure Services Segment Results
Revenues for this segment increased $339.9 million, or 11.5%, to $3.30 billion for the nine months ended September 30, 2018. This increase was primarily due to approximately $385 million of incremental activity from Stronghold, which was acquired in late July 2017. In addition, the increase for the nine months ended September 30, 2018 reflects increased revenues from gas distribution services, as well as the third quarter of 2017 being negatively impacted by several projects that were temporarily suspended or deferred as a result of Hurricane Harvey. Offsetting these increases was a decrease in revenue associated with large diameter pipeline projects, the timing of construction of which is highly variable due to potential permitting delays, worksite access limitations related to environmental regulations and seasonal weather patterns. As a result of these factors, a majority of our large diameter pipeline project work for 2017 was performed in the first half of the year, whereas the majority of such work for 2018 will be performed in the second half of the year.
Operating income decreased $15.1 million, or 9.2%, to $150.0 million for the nine months ended September 30, 2018. Operating income as a percentage of segment revenues decreased to 4.5% for the nine months ended September 30, 2018 from 5.6% for the nine months ended September 30, 2017. These decreases were primarily due to lower overall revenues from large diameter pipeline transmission work, which typically yields higher margins, as well as charges totaling $43.3 million during the nine months ended September 30, 2018 associated with three projects including engineering and production delays on a processing facility construction project in Texas that was 82% complete at September 30, 2018; production issues and severe weather conditions on a large gas transmission project in West Virginia that was 98% complete at September 30, 2018; and a partial collapse of an underground borehole for a natural gas pipeline project in the northeast United States.
Additionally, operating income for the nine months ended September 30, 2017 was favorably impacted by a termination fee associated with a project cancellation and negatively impacted by lower margins on two distribution MSAs due to unexpected delays in the release of work after crews were mobilized. Also contributing to the decreases during the nine months ended September 30, 2018 were $1.4 million of incremental charges associated with the disposition of a construction barge, $1.3 million in severance and restructuring costs associated with the closure of certain operations within this segment and the impact of severe weather on various ongoing projects resulting in lower productivity. These decreases were partially offset by incremental revenues associated with Stronghold. Additionally, the three months ended September 30, 2017 were negatively impacted by the projects that were temporarily suspended or deferred as a result of Hurricane Harvey and certain Canadian pipeline transmission projects that experienced higher costs associated with adverse weather conditions, delays and other production issues.
Corporate and Non-allocated Costs
Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the nine months ended September 30, 2018 increased $22.7 million to $225.2 million compared to the nine months ended September 30, 2017. This increase was primarily due to $16.6 million of higher compensation expenses, largely associated with increased personnel to support business growth, annual and incentive compensation increases, and increased stock-based compensation expense related to improved forecasted achievement of multi-year performance metrics; $9.5 million in higher intangible amortization, primarily due to the Stronghold acquisition; and $8.0 million in higher acquisition-related costs. These increases in costs were partially offset by a $7.7 million decrease in fair value of contingent consideration liabilities, which resulted in a corresponding increase in operating income during the nine months ended September 30, 2018, a $4.2 million decrease in legal costs, a decrease in charitable contributions primarily related to a $2.4 million contribution made for the formation of a non-profit line training school and a $2.9 million decrease in professional fees primarily related to lower information technology costs.
Liquidity and Capital Resources
Cash Requirements
Our cash and cash equivalents totaled $113.5 million and $138.3 million as of September 30, 2018 and December 31, 2017. As of September 30, 2018 and December 31, 2017, cash and cash equivalents held in domestic bank accounts were $79.3 million and $83.1 million, and cash and cash equivalents held in foreign bank accounts were $34.2 million and $55.2 million. As of September 30, 2018 and December 31, 2017, cash and cash equivalents held by our joint ventures, which are either consolidated or proportionately consolidated, were $12.4 million and $16.7 million, of which $11.9 million and $10.0 million related to domestic joint ventures. Cash and cash equivalents held by the joint ventures are available to support joint venture operations, but we cannot utilize those assets to support our other operations. We generally have no right to the joint ventures’ cash and cash equivalents other than participating in distributions and in the event of dissolution.
At September 30, 2018, we were in compliance with the covenants under the credit agreement for our senior secured credit facility and the covenants under our other bilateral credit agreements discussed below in Debt Instruments. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our senior secured credit facility and our future cash flows from operations will provide sufficient funds to enable us to meet our debt repayment obligations, future operating needs and our planned capital expenditures during 2018, as well as facilitate our ability to grow through acquisitions or otherwise in the foreseeable future.
Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services, all of which may require cash. Total capital expenditures are expected to be approximately $290 million to $310 million for 2018, of which we have spent $222.7 million through September 30, 2018.
We also evaluate opportunities for strategic acquisitions, stock repurchases under our authorized stock repurchase programs and opportunities to invest in strategic partnerships with customers and infrastructure investors. These investment opportunities exist in the markets and industries we serve and may require the use of cash to purchase debt or equity investments.
Management monitors financial markets and general national and global economic conditions for factors that may affect our liquidity and capital resources. We consider our cash and cash equivalents investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash and cash equivalent investments with short-term maturities. Accordingly, we do not anticipate that any weakness in the capital markets will have a material impact on the principal amounts of our cash and cash equivalents or our ability to rely upon our senior secured credit facility for funds. To date, we have not experienced a loss of or lack of access to our cash or cash equivalents or funds under our senior secured credit facility; however, our access to invested cash and cash equivalents or availability under our credit facilities could be impacted in the future by adverse conditions in financial markets.
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
Sources and Uses of Cash
As of September 30, 2018, we had cash and cash equivalents of $113.5 million and working capital of $1.56 billion. We had $952.5 million of outstanding revolving loans under our senior secured credit facility, $772.4 million of which were denominated in U.S. dollars, $100.7 million of which were denominated in Canadian dollars and $79.4 million of which were denominated in Australian dollars. We also had $449.9 million of outstanding letters of credit and bank guarantees under our senior secured credit facility, $242.3 million of which were denominated in U.S. dollars and $207.6 million of which were denominated in currencies other than the U.S. dollar, primarily Australian or Canadian dollars. As of September 30, 2018, our senior secured credit facility had $407.6 million available for revolving loans or issuing new letters of credit or bank guarantees.
As of October 10, 2018, the effective date of the amendment to such facility, which is described further in Debt Instruments - Senior Secured Credit Facility below, we had $992.5 million of outstanding borrowings, which included $600.0 million borrowed under the term loan facility and $392.5 million of outstanding revolving loans, of which $190.0 million were denominated in U.S. dollars, $129.8 million were denominated in Canadian dollars and $72.8 million were denominated in Australian dollars. We also had approximately $451.3 million of letters of credit and bank guarantees issued under the credit agreement, of which $242.3 million were denominated in U.S. dollars and $209.0 million were denominated in currencies other than the U.S. dollar, primarily Canadian and Australian dollars. As of October 10, 2018, the remaining $1.14 billion of available commitments under the revolving credit facility was available for revolving loans or issuing new letters of credit and bank guarantees.
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
Operating activities provided net cash of $39.1 million during the three months ended September 30, 2018 as compared to $173.6 million provided during the three months ended September 30, 2017. This decrease in cash flows from operating activities was primarily due to higher working capital requirements related to higher levels of project activity, the timing and amounts of advance payments on larger projects and higher income tax payments, which were partially offset by higher earnings.
Operating activities provided net cash of $221.6 million during the nine months ended September 30, 2018 as compared to $174.7 million provided during the nine months ended September 30, 2017. This increase in cash flows from operating activities was primarily due to fewer ongoing large diameter oil and gas pipeline projects and higher earnings, which were partially offset by higher working capital requirements related to electric power infrastructure projects.
Days sales outstanding (DSO) as of September 30, 2018 was 78 days, as compared to 79 days at September 30, 2017. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets less contract liabilities, divided by average revenues per day during the quarter.
Investing Activities
During the three months ended September 30, 2018, we used net cash for investing activities of $136.4 million as compared to $451.5 million used during the three months ended September 30, 2017. Investing activities in the third quarter of 2018 included $74.1 million of capital expenditures, $48.7 million used for acquisitions and $18.5 million of cash paid for other investments, which related to our acquisition of a 30% equity interest in a water and gas pipeline infrastructure contractor located in Australia. These items were partially offset by $5.6 million of proceeds from the sale of property and equipment. Investing activities in the third quarter of 2017 included $352.9 million used for acquisitions; $63.0 million used for capital expenditures; and $40.6 million used for investments in unconsolidated affiliates, net of certain returns related to these investments. These items were partially offset by $4.1 million of proceeds from the sale of property and equipment.
During the nine months ended September 30, 2018, investing activities used net cash of $321.7 million as compared to $565.6 million used in the nine months ended September 30, 2017. Investing activities in the nine months ended September 30, 2018 included $222.7 million of capital expenditures; $94.9 million used for acquisitions; and $17.7 million of cash paid for other investments, net of cash received, which primarily related to our acquisition of a 30% equity interest in a water and gas pipeline infrastructure contractor located in Australia. These items were partially offset by $18.6 million of proceeds from the sale of property and equipment. Investing activities in the nine months ended September 30, 2017 included $360.5 million used for acquisitions; $168.3 million of capital expenditures; and $53.5 million used for investments in unconsolidated affiliates, net of certain returns related to these investments. These items were partially offset by $16.4 million of proceeds from the sale of property and equipment.
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
Additionally, certain of our acquisitions included the potential payment of contingent consideration, payable in the event certain performance objectives are achieved by the acquired businesses. The majority of these contingent consideration liabilities are subject to a maximum payment amount, which aggregated to $157.3 million as of September 30, 2018. Included within this maximum amount are approximately $18.0 million related to certain 2018 acquisitions, payable if the acquired businesses achieve certain performance objectives over three-year and five-year post-acquisition periods, and approximately $100.0 million related to the 2017 acquisition of Stronghold, payable at the end of a three-year post-acquisition period if the acquired business achieves certain performance objectives. Each of these liabilities would be paid at least 70% to 85% in cash, and the aggregate fair value of all of our contingent consideration liabilities, including those that are not subject to a maximum payment amount, was $74.3 million as of September 30, 2018.
As mentioned above, during the three months ended September 30, 2018, we acquired a 30% equity interest in a water and gas pipeline infrastructure contractor located in Australia for a subscription price of $22.2 million, with an option to acquire the remaining outstanding equity of the company through 2020.
Financing Activities
During the three months ended September 30, 2018, net cash provided by financing activities was $91.0 million as compared to net cash provided of $270.1 million during the three months ended September 30, 2017. Financing activities in the three months ended September 30, 2018 included $112.7 million of net borrowings under our senior secured credit facility and $7.1 million of short-term borrowings, partially offset by $26.8 million of cash payments for common stock repurchase. Financing activities in the three months ended September 30, 2017 included $271.5 million of net borrowings under our senior secured credit facility.
During the nine months ended September 30, 2018, net cash provided by financing activities was $72.9 million as compared to net cash provided of $370.0 million in the nine months ended September 30, 2017. Financing activities in the nine months ended

September 30, 2018 included $288.1 million of net borrowings under our senior secured credit facility and $20.1 million of net short-term debt borrowings; partially offset by $216.7 million of cash payments for common stock repurchases and $14.7 million of payments to satisfy tax withholding obligations associated with share-based compensation. Financing activities in the nine months ended September 30, 2017 included $396.2 million of net borrowings under our senior secured credit facility, partially offset $18.1 million of payments to satisfy tax withholding obligations associated with share-based compensation.
Stock Repurchases
During the second quarter of 2017, our board of directors approved a stock repurchase program that authorized us to purchase, from time to time through June 30, 2020, up to $300.0 million of our outstanding common stock (the 2017 Repurchase Program). During the third quarter of 2018, our board of directors approved an additional stock repurchase program that authorizes us to purchase, through June 30, 2021, up to $500.0 million of our outstanding common stock (the 2018 Repurchase Program). Repurchases can be made in open market and privately negotiated transactions, at our discretion, based on market and business conditions, applicable legal requirements and other factors. We are not obligated to acquire any specific amount of common stock, and our board of directors may modify or terminate ongoing programs at any time at its sole discretion and without notice.
During the three and nine months ended September 30, 2018, we repurchased 0.7 million and 6.3 million shares of our common stock in the open market at a cost of $23.8 million and $217.7 million under the 2017 Repurchase Program. During 2017, we repurchased 1.4 million shares of our common stock in the open market at a cost of $50.0 million under the 2017 Repurchase Program. Accordingly, an aggregate amount of $532.3 million remained under our repurchase programs as of September 30, 2018. During October 2018, we repurchased an additional 2.7 million shares of our common stock in the open market at a cost of $86.3 million under these repurchase programs and completed the 2017 Repurchase Program.
Debt Instruments
Senior Secured Credit Facility
We have a credit agreement with various lenders that, as amended on October 10, 2018, provides for (i) a $1.99 billion revolving credit facility and (ii) a term loan facility with total term loan commitments of $600.0 million. In addition, subject to the conditions specified in the credit agreement, we have the option to increase the capacity of the credit facility, in the form of an increase in the revolving credit facility, incremental term loans or a combination thereof, by up to an additional $400.0 million, from time to time, upon receipt of additional commitments from new or existing lenders. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes. The maturity date for both the revolving credit facility and the term loan facility is October 31, 2022.
With respect to the revolving credit facility, the entire amount available may be used by us for revolving loans and letters of credit in U.S. dollars and certain alternative currencies, up to $600.0 million may be used by certain of our subsidiaries for revolving loans and letters of credit in certain alternative currencies, up to $100.0 million may be used for swing line loans in U.S. dollars, up to $50.0 million may be used for swing line loans in Canadian dollars and up to $50.0 million may be used for swing line loans in Australian dollars.
On October 10, 2018, we borrowed the full amount of the term loan facility and used all of such proceeds to repay outstanding revolving loans. Therefore, as of October 10, 2018, we had $992.5 million of outstanding borrowings under the credit agreement, which included $600.0 million borrowed under the term loan facility and $392.5 million of outstanding revolving loans, of which $190.0 million were denominated in U.S. dollars, $129.8 million were denominated in Canadian dollars and $72.8 million were denominated in Australian dollars. We also had approximately $451.3 million of letters of credit and bank guarantees issued under the revolving credit facility, of which $242.3 million were denominated in U.S. dollars and $209.0 million were denominated in currencies other than the U.S. dollar, primarily Canadian and Australian dollars. The remaining $1.14 billion of available commitments under the revolving credit facility was available for revolving loans or issuing new letters of credit and bank guarantees.
Revolving loans borrowed in U.S. dollars bear interest, at our option, at a rate equal to either (i) the Eurocurrency Rate (as defined in the credit agreement) plus 1.125% to 2.000%, as determined based on our Consolidated Leverage Ratio (as described below), or (ii) the Base Rate (as described below) plus 0.125% to 1.000%, as determined based on our Consolidated Leverage Ratio. Revolving loans borrowed in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.125% to 2.000%, as determined based on our Consolidated Leverage Ratio. Additionally, standby or commercial letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.125% to 2.000%, based on our Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.675% to 1.150%, based on our Consolidated Leverage Ratio. From December 18, 2015 through November 19, 2017, interest rates for revolving loans and letter of credit fees were generally consistent with those set forth above, other than the maximum additional interest rates and fee percentages, which were 0.125% higher.

Term loans bear interest at rates generally consistent with the revolving loans borrowed in U.S. dollars, except that the additional amount over the Eurocurrency Rate is 1.125% to1.875%, based on our Consolidated Leverage Ratio. We are required to make quarterly amortization payments of $7.5 million on the last business day of each March, June, September and December, beginning in December 2018. The aggregate outstanding principal amount of all outstanding term loans must be paid on the maturity date; however, we may voluntarily prepay term loans from time to time, in whole or in part, without premium or penalty.
We are also subject to a commitment fee of 0.20% to 0.40%, based on our Consolidated Leverage Ratio, on any unused availability under the revolving credit facility.

Consolidated Leverage Ratio is the ratio of our Consolidated Funded Indebtedness to Consolidated EBITDA (as those terms are defined in the credit agreement). For purposes of calculating our Consolidated Leverage Ratio, Consolidated Funded Indebtedness is reduced by available cash and cash equivalents (as defined in the credit agreement) in excess of $25.0 million. Base Rate equals the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%, (ii) the prime rate publicly announced by Bank of America, N.A. and (iii) the Eurocurrency Rate plus 1.00%. Consolidated Interest Coverage Ratio is the ratio of (i) Consolidated EBIT (as defined in the credit agreement) for the four fiscal quarters most recently ended to (ii) Consolidated Interest Expense (as defined in the credit agreement) for such period (excluding all interest expense attributable to capitalized loan costs and the amount of fees paid in connection with the issuance of letters of credit on our behalf during such period).
Subject to certain exceptions, (i) all borrowings under the credit agreement are secured by substantially all of our assets and the assets of our wholly owned U.S. subsidiaries and by a pledge of all of the capital stock of our wholly owned U.S. subsidiaries and 65% of the capital stock of direct foreign subsidiaries of our wholly owned U.S. subsidiaries and (ii) our wholly owned U.S. subsidiaries guarantee the repayment of all amounts due under the credit agreement. Subject to certain conditions, all collateral will automatically be released from the liens at any time we maintain an Investment Grade Rating (defined in the credit agreement as two of the following three conditions being met: (i) a corporate credit rating that is BBB- or higher by Standard & Poor’s Rating Services, (ii) a corporate family rating that is Baa3 or higher by Moody’s Investors Services, Inc. or (iii) a corporate credit rating that is BBB- or higher by Fitch Ratings, Inc.).
The credit agreement contains certain covenants, including (i) a maximum Consolidated Leverage Ratio of 3.0 to 1.0 (except that in connection with certain permitted acquisitions in excess of $200.0 million, such ratio is 3.5 to 1.0 for the fiscal quarter in which the acquisition is completed and the two subsequent fiscal quarters) and (ii) a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0. As of September 30, 2018, we were in compliance with all of the covenants under the credit agreement.
The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on our assets. The credit agreement allows cash payments for dividends and stock repurchases subject to compliance with the following requirements (after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100.0 million of availability under the revolving credit facility and/or cash and cash equivalents on hand.
The credit agreement provides for customary events of default and contains cross-default provisions with our underwriting, continuing indemnity and security agreement with our sureties and certain other debt instruments exceeding $150.0 million in borrowings or availability. If an Event of Default (as defined in the credit agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the credit agreement, the lenders may declare all amounts outstanding and accrued and unpaid interest immediately due and payable, require that we provide cash collateral for all outstanding letter of credit obligations, terminate the commitments under the credit agreement, and foreclose on the collateral.

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
We have guaranteed the residual value on certain of our equipment operating leases, agreeing to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of such leases. At September 30, 2018, the maximum guaranteed residual value was $668.2 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value; however, there can be no assurance that significant payments will not be required in the future.
Letters of Credit
Certain of our vendors require letters of credit to ensure reimbursement for amounts they disburse on our behalf, such as to beneficiaries under our insurance programs. In addition, from time to time, certain customers require us to post letters of credit to ensure payment of subcontractors and vendors and guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution, typically pursuant to our senior secured credit agreement. Each letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also be required to record a charge to earnings for the reimbursement. We do not believe it is likely that any material claims will be made under a letter of credit in the foreseeable future.
As of September 30, 2018, we had $449.9 million in outstanding letters of credit and bank guarantees under our senior secured credit facility securing our casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2018 and 2019. We expect to renew the majority of the letters of credit related to the casualty insurance program for subsequent one-year periods upon maturity.
We have also entered into certain unsecured and uncommitted bilateral credit agreements with various lenders that may be utilized for, among other things, the issuance of letters of credit or bank guarantees and overdraft protection. As of September 30, 2018, we had $2.6 million of letters of credit and bank guarantees outstanding under these facilities.
Performance Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of the lenders that are party to our credit agreement, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. Subject to certain conditions and consistent with terms of our credit agreement, these security interests will be automatically released if we maintain a credit rating that meets two of the following three conditions: (i) a corporate credit rating that is BBB- or higher by Standard & Poor’s Rating Services, (ii) a corporate family rating that is Baa3 or higher by Moody’s Investors Services, Inc. or (iii) a corporate credit rating that is BBB- or higher by Fitch Ratings, Inc. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future, which would reduce the borrowing availability under our senior secured credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. While we believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future, to the extent a reimbursement is required, the amount could be material.
As of September 30, 2018, the total amount of outstanding performance bonds was estimated to be approximately $3.1 billion. Our estimated maximum exposure as it relates to the value of performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of our commitments under the performance bonds generally extinguishes concurrently with the expiration of our related contractual obligation. The estimated cost to complete these bonded projects was approximately $791 million as of September 30, 2018.
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

Contractual Obligations
The following table summarizes our future contractual obligations as of September 30, 2018, excluding amounts related to certain capital commitments for investments in unconsolidated affiliates, unrecognized tax benefits, multiemployer pension plan obligations, interest associated with letters of credit and bank guarantees, commitment fees under our senior secured credit facility, commitments associated with our insurance liabilities and acquisition-related contingent consideration liabilities (in thousands):

	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Long-term debt - principal (1)	$954,165	$39	$1,609	$—	$—	$952,517	$—
Long-term debt - cash interest (2)	16	10	6	—	—	—	—
Short-term debt (3)	20,344	20,344	—	—	—	—	—
Operating lease obligations	342,440	36,728	108,640	73,024	48,174	28,395	47,479
Capital lease obligations (4)	1,188	203	752	118	115	—	—
Equipment purchase commitments	31,541	30,209	1,332	—	—	—	—
Capital commitment related to investments in unconsolidated affiliates	38,539	14,003	24,536	—	—	—	—
Total	$1,388,233	$101,536	$136,875	$73,142	$48,289	$980,912	$47,479
_______________________________________

(1)
Amounts were recorded in our September 30, 2018 condensed consolidated balance sheet and included $952.5 million of outstanding revolving loans under our senior secured credit facility, which bear interest at variable market rates. Assuming the principal amount outstanding at September 30, 2018 remained outstanding and the interest rate in effect at September 30, 2018 remained the same, the annual cash interest expense with respect to our senior secured credit facility would be approximately $35.4 million, payable for the remainder of the term of such credit facility, which matures in October 2022. Additionally, as of October 10, 2018, the effective date of the amendment to our senior secured credit facility, there were $992.5 million of outstanding borrowings under the credit agreement, which included $600.0 million borrowed under the new term loan facility and $392.5 million of outstanding revolving loans, all of which bear interest at variable market rates. Assuming the principal amount outstanding at October 10, 2018 remained outstanding and the interest rate in effect at October 10, 2018 remained the same, the annual cash interest expense with respect to our senior secured credit facility would be approximately $36.0 million, payable for the remainder of the term of such credit facility, which matures in October 2022. In addition, we are required to make quarterly amortization payments on the term borrowings of $7.5 million, which are due on the last business day of each March, June, September and December, beginning in December 2018. Such amortization payments are not included in the table above since they were not contractual obligations as of September 30, 2018.

(2)	Amounts relate to cash interest expense on our fixed-rate long-term debt, which excludes our senior secured credit facility.

(3)	Amounts were recorded in our September 30, 2018 condensed consolidated balance sheet.

(4)	Principal amounts of capital lease obligations were recorded in our September 30, 2018 condensed consolidated balance sheet.

Equipment Purchase Commitments
We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of September 30, 2018, $30.2 million of production orders were issued with expected delivery dates in 2018, and $1.3 million of production orders were issued with expected delivery dates in 2019. Although we have committed to the purchase of these vehicles at the time of their delivery, we intend that these orders will be assigned to third party leasing companies and made available to us under certain of our master equipment lease agreements, which will release us from our capital commitment.
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
Additionally, as of September 30, 2018, we had outstanding capital commitments associated with investments in unconsolidated affiliates related to planned oil and gas infrastructure projects of $14.8 million, $14.0 million of which is expected to be paid in 2018. The remaining $0.8 million of these capital commitments is anticipated to be paid by May 31, 2022. Because we are unable to determine the timing of this remaining capital commitment, we have excluded this capital commitment from the Contractual Obligations table.
Unrecognized Tax Benefits
Although the IRS completed its examination related to tax years 2010, 2011 and 2012 during the year ended December 31, 2016, Quanta and certain subsidiaries remain under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods. We believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $7.7 million as a result of settlement of these examinations or the expiration of certain statute of limitations periods. Because we are unable to accurately predict the timing and amounts of any obligations related to unrecognized tax benefits, we have excluded unrecognized tax benefits from the Contractual Obligations table.
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

Letters of Credit and Bank Guarantee Fees and Commitment Fees
We have excluded from the Contractual Obligations table interest associated with letters of credit and bank guarantees and commitment fees under our senior secured credit facility and other bilateral credit agreements because the outstanding letters of credit and bank guarantees, availability and applicable interest rates and fees are variable. For additional information regarding our letters of credit and bank guarantees and the interest rates and fees associated with these items and our borrowings under our senior secured credit facility, see Liquidity and Capital Resources - Debt Instruments above.
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
Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of September 30, 2018 and December 31, 2017, the gross amount accrued for insurance claims totaled $245.5 million and $254.7 million, with $186.9 million and $200.0 million considered to be long-term and included in “Insurance and other non-current liabilities.” Related insurance recoveries/receivables as of September 30, 2018 and December 31, 2017 were $36.9 million and $50.4 million, of which $0.3 million and $0.4 million were included in “Prepaid expenses and other current assets” and $36.6 million and $50.0 million were included in “Other assets, net.”
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
Contingent Consideration Liabilities
We have excluded from the Contractual Obligations table acquisition-related contingent consideration liabilities, which represent the estimated fair value of future amounts payable to the former owners of certain acquired businesses, because the amounts have not been earned and we are unable to determine the portion of the liabilities that will be settled in cash and the exact timing of any such payments as of September 30, 2018. Payment of such consideration is contingent on the future performance objectives of such acquired businesses, and the fair value of such consideration is estimated by management based on entity-specific assumptions that are evaluated on an ongoing basis. As of September 30, 2018 and December 31, 2017, the fair value of these contingent consideration liabilities totaled $74.3 million and $65.7 million, all of which was included in “Insurance and other non-current liabilities” on our condensed consolidated balance sheets. Because acquisition-related contingent consideration liabilities are contingent upon future events, we include these liabilities in the Contractual Obligations table when the contingencies are resolved. We expect a significant portion of these liabilities to be settled by late 2020 or early 2021.
The fair values of the contingent consideration liabilities as of September 30, 2018 were determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs including a discount rate and an expected volatility factor for each acquisition. The expected volatility factors ranged from 23.0% to 30.0% based on historical asset volatility of selected guideline public companies. Depending on contingent consideration payment terms, the present value of the estimated payments are discounted based on a risk-free rate and/or our cost of debt, ranging from 2.1% to 3.6%.The fair value determinations incorporate significant inputs not observable in the market. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3), as further described in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability.

The majority of our contingent consideration liabilities are subject to a maximum payment amount, which aggregated to $157.3 million as of September 30, 2018. One contingent consideration liability for which fair value as of September 30, 2018 was $1.0 million is not subject to a maximum payout amount.
Our aggregate contingent consideration liabilities can change due to additional business acquisitions, payments to settle outstanding liabilities, changes in the fair value of amounts owed based on actual or forecasted performance, and foreign currency translation gains or losses. During the three and nine months ended September 30, 2018, acquisitions increased our aggregate contingent consideration liabilities by $2.8 million, and $16.5 million. During the three and nine months ended September 30, 2017, the acquisition of Stronghold increased our aggregate contingent consideration liabilities by $51.1 million. During the three and nine months ended September 30, 2018, we recognized net decreases in the fair value of contingent consideration liabilities of $1.4 million and $7.7 million, which were reflected in operating income on our condensed consolidated statements of operations.
Concentrations of Credit Risk
We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and our net receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and contract assets net of advanced billings with the same customer. Substantially all of our cash and cash equivalents are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest cash and cash equivalents in a diversified portfolio of what we believe to be high quality cash and cash equivalent investments, which consist primarily of interest-bearing demand deposits, money market investments, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these cash and cash equivalents is subject to any material risk of loss, changes in economic conditions could impact the interest income we receive from these investments. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power and oil and gas companies, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States, Canada, Australia and Latin America. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout these locations, which may be heightened as a result of uncertain economic and financial market conditions. However, we generally have certain statutory lien rights with respect to services provided. Some of our customers have experienced significant financial difficulties in the past, and customers may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of billed and unbilled receivables and contract assets for services we have performed.
At September 30, 2018 and December 31, 2017, no customer represented 10% or more of our consolidated net receivable position. No customer represented 10% or more of our consolidated revenues for the three and nine months ended September 30, 2018, and one customer within our Oil and Gas Infrastructure Services segment accounted for approximately 10% of our consolidated revenues for the three and nine months ended September 30, 2017.
Project Insurance Claim
While performing a horizontal directional drill and installing an underground gas pipeline, one of our subsidiaries experienced a partial collapse of a borehole. We are working with our customer to mitigate the impact of the incident and develop a plan to complete the project. The customer agreed to obtain and has procured insurance coverage for the project, with our subsidiary as an additional insured. We believe the incident is covered under such insurance and are working collaboratively with the customer to prepare and submit an insurance claim to the customer’s insurance carrier. To the extent such claim is not successful, we could pursue contractual relief from the customer or seek recovery under our own insurance policies.
As of September 30, 2018, we had recorded an insurance receivable of $11.3 million, which represents management’s estimate of the amount of costs incurred through such date that are probable of recovery. We anticipate recording additional insurance recovery in future periods as additional mitigation costs are incurred. The plan to mitigate the incident is not final, may change and will be subject to the inherent risks associated with underground pipeline installation, which could cause the estimated costs to mitigate the incident to increase materially. To the extent we are unsuccessful in realizing insurance or contractual recoveries, additional charges would be required. See Revenue Recognition - Contract Estimates in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of the Quarterly Report for additional information.
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
Critical Accounting Policies Update
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the consolidated financial statements are published and the reported amounts of revenues and expenses recognized during the periods presented. Our critical accounting estimates are detailed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2017 Annual Report. Significant changes to our critical accounting policies as a result of adopting new revenue recognition guidance effective January 1, 2018 are referenced below:
Revenue Recognition
See Revenue Recognition in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report for information on the new revenue recognition guidance and related disclosures.
Outlook
We believe there are growth opportunities across the industries we serve and continue to have a positive long-term outlook. Overall, favorable end-market drivers have spurred demand for infrastructure services in both our Electric Power Infrastructure Services and Oil and Gas Infrastructure Services segments, and we believe both segments are generally in a multi-year up-cycle. We are focused on long-term profitable growth and continuing to distinguish ourselves through safe execution and best-in-class field leadership. Though not without risks and challenges, including those discussed below and referenced in Item 1A. Risk Factors of Part II of this Quarterly Report and Uncertainty of Forward-Looking Statements and Information below, we believe we are well-positioned to capitalize on opportunities and trends in the industries we serve with our full-service operations, broad geographic reach, financial position and technical expertise.
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
Despite these positive trends, the regulatory and environmental permitting processes remain a hurdle for some proposed transmission and renewable energy projects, and these factors continue to create uncertainty as to timing of projects and customer spending. In the near term, margins for our electric power infrastructure services operations have been impacted by regulatory and permitting delays and unfavorable economic and market conditions, particularly for larger transmission projects. We anticipate many of these issues to be resolved over the long term, as a number of these projects are currently underway, and we expect this segment’s backlog to remain strong during the remainder of 2018.
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
Oil and Gas Infrastructure Services Segment
We continue to see growth opportunities in our Oil and Gas Infrastructure Services segment, primarily with respect to installation and maintenance of larger pipeline systems and associated facilities and services related to pipeline integrity, natural gas distribution, horizontal directional drilling and downstream industrial services. A number of larger pipeline projects from the North American shale formations and Canadian oil sands to power plants, refineries and other demand centers are in various stages of development. While there is risk the projects will not move forward or could be delayed, we believe many of our customers remain committed to them given the cost and time required to move from conception to construction. We expect to continue to execute on a significant number of larger pipeline projects during the remainder of 2018.
Due to its abundant supply and current low price, we believe demand for North American natural gas will continue to increase in the future and that natural gas will be the fuel of choice for both primary power generation and backup power generation for renewable-driven power plants. In certain areas of North America, the existing pipeline system infrastructure is insufficient to support this expected future development. Furthermore, the abundance of affordable natural gas in the United States, Canada and Australia has also resulted in efforts to develop liquefied natural gas (LNG) export facilities to serve higher-price international markets, which could provide pipeline and related facilities development opportunities for us. Although fluctuating commodity prices, regulatory issues and changing economic conditions may impact the number of projects that ultimately move forward, we believe our comprehensive service offerings and broad geographic presence enable us to competitively pursue opportunities that become available.
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

•	The impact of existing or potential legislation or regulation, including the Tax Act;

•	Potential opportunities that may be indicated by bidding activity or similar discussions with customers;

•	The future demand for and availability of labor resources in the industries we serve;

•	The expected realization of performance obligations or backlog;

•	The potential benefits from investments or acquisitions;

•	The expected outcome of pending or threatened litigation;

•	Beliefs and assumptions about the collectability of receivables;

•	The business plans or financial condition of our customers;

•	Our plans and strategies;

•	Possible recovery on pending or contemplated change orders or other claims against customers or third parties; and

•	The current economic and regulatory conditions and trends in the industries we serve.
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

•	The successful negotiation, execution, performance and completion of anticipated, pending and existing contracts, including the ability to obtain future project awards;

•	Our dependence on suppliers, subcontractors, equipment manufacturers and other third-party contractors;

•	Our ability to attract and the potential shortage of skilled employees and our ability to retain key personnel and qualified employees;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to these contracts;

•	Estimates relating to revenue recognition;

•	Adverse weather conditions or events;

•	Our ability to generate internal growth;

•	Competition in our business, including our ability to effectively compete for new projects and market share;

•	The effect of natural gas, natural gas liquids and oil prices on our operations and growth opportunities and on our customers’ capital programs and demand for our services;

•	The future development of natural resources;

•	The failure of existing or potential legislative actions and initiatives to result in demand for our services;

•	Fluctuations of prices of certain materials used in our business, including any increase in prices as a result of the imposition of tariffs on such materials;

•
Unexpected costs or liabilities that may arise from pending or threatened litigation, indemnity obligations or other claims or actions asserted against us, including liabilities, costs, fines or penalties for which we are not covered by third-party insurance;

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

•	The adverse impact of impairments of goodwill, other intangible assets, receivables, long-lived assets or investments;

•	Our growth outpacing our decentralized management and infrastructure;

•	Requirements relating to governmental regulation and changes thereto;

•	Inability to enforce our intellectual property rights or the obsolescence of such rights;

•	Risks related to the implementation of new information technology solutions;

•	The impact of our unionized workforce on our operations, including labor stoppages or interruptions due to strikes or lockouts;

•	Potential liabilities and other adverse effects arising from cybersecurity, environmental and occupational health and safety matters;

•
The cost of borrowing, availability of cash and credit, fluctuations in the price and volume of our common stock, debt covenant compliance, interest rate fluctuations and other factors affecting our financing and investing activities;

•	The ability to access sufficient funding to finance desired growth and operations;

•	Our ability to obtain performance bonds;

•	Our ability to meet the regulatory requirements applicable to us and our subsidiaries, including the Sarbanes-Oxley Act of 2002;

•	Rapid technological and other structural changes that could reduce the demand for our services;

•	New or changed tax laws, treaties or regulations;

•	Legislative or regulatory changes that result in increased costs, including with respect to labor and healthcare costs;

•	Significant fluctuations in foreign currency exchange rates; and

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
Interest Rate Risk. As of September 30, 2018, we had no derivative financial instruments to manage interest rate risk. As such, we were exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of September 30, 2018, the fair value of our variable rate debt of $952.5 million approximated book value. Our weighted average interest rate on our variable rate debt for the three months ended September 30, 2018 was 3.70%. The annual effect on our pretax earnings of a hypothetical 50 basis point increase or decrease in variable interest rates would be approximately $4.8 million based on our September 30, 2018 balance of variable rate debt.
Foreign Currency Risk.  The U.S. dollar is the functional currency for the majority of our operations, which are primarily located within the United States. The functional currency for our foreign operations, which are primarily located in Canada, Australia and Latin America, is typically the currency of the country in which the foreign operating unit is located. Accordingly, our financial performance is subject to fluctuation due to changes in foreign currency exchange rates relative to the U.S. dollar. During the three and nine months ended September 30, 2018, revenues from our foreign operations accounted for 22.4% and 22.8% of our consolidated revenues. Fluctuations in foreign exchange rates during the three months ended September 30, 2018 caused a decrease of approximately $30 million in foreign revenues compared to the three months ended September 30, 2017. Fluctuations in foreign exchange rates during the nine months ended September 30, 2018 caused an increase of approximately $12 million in foreign revenues compared to the nine months ended September 30, 2017.
We are also subject to foreign currency risk with respect to sales, purchases and borrowings that are denominated in a currency other than the respective functional currencies of our operating units. To minimize the risk from changes in foreign currency exchange rates, we may enter into foreign currency derivative contracts to hedge our foreign currency risk on a cash flow basis. There were no outstanding foreign currency derivative contracts at September 30, 2018.
We also have foreign exchange risk related to cash and cash equivalents in foreign banks. Based on the balance of cash and cash equivalents in foreign banks of $34.2 million as of September 30, 2018, an assumed 5% adverse change to foreign exchange rates would result in a fair value decline of $1.2 million. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity.

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
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Evaluation of Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION
Item 1.  Legal Proceedings.
We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Legal Proceedings, Collective Bargaining Agreements and Indemnities in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report, which are incorporated by reference into this item, for additional information regarding litigation, claims and other legal proceedings.
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
Unregistered Sales of Equity Securities

On August 31, 2018 and September 21, 2018, we completed acquisitions in which a portion of the consideration for each acquisition consisted of the unregistered issuance of shares of our common stock. The aggregate consideration paid at closing in these acquisitions included 299,851 shares of our common stock valued at approximately $9.3 million as of the acquisition dates. For additional information about these acquisitions, including additional consideration, see Note 4 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. The shares of common stock issued in these acquisitions were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the shares were issued to the owners of businesses acquired in privately negotiated transactions not involving any public offering or solicitation.

Issuer Purchases of Equity Securities During the Third Quarter of 2018
The following table contains information about our purchases of equity securities during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(1)
July 1-31, 2018
Open Market Stock Repurchases (1)	298,417	$33.53	298,417	$46,086,742
Tax Withholdings (2)	7,830	$33.40	—
August 1-31, 2018
Open Market Stock Repurchases(1)	—	$—	—	$46,086,742
Tax Withholdings (2)	5,671	$33.99	—
September 1-30, 2018
Open Market Stock Repurchases(1)	402,211	$34.17	402,211	$532,342,135
Total	714,129		700,628	$532,342,135
_______________________________________

(1)
Includes shares repurchased as of the trade date of such repurchases. On May 25, 2017, we issued a press release announcing that our board of directors approved a stock repurchase program that authorized us to purchase, from time to time through June 30, 2020, up to $300.0 million of our outstanding common stock (the 2017 Repurchase Program). Additionally, on September 4, 2018, we issued a press release announcing that our board of directors approved a stock repurchase program that authorizes us to purchase, from time to time through June 30, 2021, up to $500.0 million of our outstanding common stock (the 2018 Repurchase Program). Repurchases under these programs can be made in open market and privately negotiated transactions, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. These programs do not obligate us to acquire any specific amount of common stock and may be modified or terminated by our board of directors at any time at its sole discretion and without notice. As of September 30, 2018, we had repurchased 7.6 million shares of our common stock under the 2017 Repurchase Program at a cost of $267.7 million, and therefore $500.0 million remained under the 2018 Repurchase Program and $32.3 million remained authorized for repurchase under the 2017 Repurchase Program. During October 2018, we repurchased an additional 2.7 million shares of our common stock in the open market at a cost of $86.3 million under these programs and completed the 2017 Repurchase Program.

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
10.1
Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of August 24, 2018, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, certain subsidiaries of Quanta Services, Inc. identified therein as Guarantors, the lenders party thereto, Bank of America, N.A., as Administrative Agent, and the Swing Line Lenders and L/C Issuers party thereto (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed October 15, 2018 and incorporated herein by reference)

10.2
Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 10, 2018, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, certain subsidiaries of Quanta Services, Inc. identified therein as Guarantors, the lenders party thereto, Bank of America, N.A., as Administrative Agent, and the Swing Line Lenders and L/C Issuers party thereto (previously filed as Exhibit 10.2 to the Company’s Form 8-K filed October 15, 2018 and incorporated herein by reference)

31.1	*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	*	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	*	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

_______________________________________

*	Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTA SERVICES, INC.

By:	/s/ JERRY K. LEMON
Jerry K. Lemon Chief Accounting Officer
(Principal Accounting Officer)

Dated: November 7, 2018