Form 10-Q
period 2019-03-31
QUANTA SERVICES INC
filed 2019-05-06
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	PWR	New York Stock Exchange
As of May 1, 2019, the number of outstanding shares of Common Stock of the registrant was 142,081,507. As of the same date 36,183 exchangeable shares of a Canadian subsidiary of the Registrant were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$85,423	$78,687
Accounts receivable, net of allowances of $8,476 and $5,839	2,580,665	2,354,737
Contract assets	573,248	576,891
Inventories	81,117	107,732
Prepaid expenses and other current assets	234,091	208,057
Total current assets	3,554,544	3,326,104
Property and equipment, net of accumulated depreciation of $1,137,165 and $1,092,440	1,317,014	1,276,032
Operating lease right-of-use assets	285,768	—
Other assets, net	292,092	293,592
Other intangible assets, net of accumulated amortization of $386,403 and $372,081	276,070	280,180
Goodwill	1,927,028	1,899,879
Total assets	$7,652,516	$7,075,787
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term debt	$44,345	$65,646
Current portion of operating lease liabilities	92,293	—
Accounts payable and accrued expenses	1,238,727	1,314,520
Contract liabilities	403,372	425,961
Total current liabilities	1,778,737	1,806,127
Long-term debt, net of current maturities	1,344,999	1,040,532
Operating lease liabilities, net of current portion	193,475	—
Deferred income taxes	253,164	219,115
Insurance and other non-current liabilities	357,084	404,560
Total liabilities	3,927,459	3,470,334
Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 159,113,674 and 157,333,046 shares issued, and 142,081,375 and 141,103,900 shares outstanding	2	2
Exchangeable shares, no par value, 36,183 and 486,112 shares issued and outstanding	—	—
Series G Preferred Stock, $.00001 par value, 0 and 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	1,984,505	1,967,354
Retained earnings	2,591,883	2,477,291
Accumulated other comprehensive loss	(267,201)	(286,048)
Treasury stock, 17,032,299 and 16,229,146 common shares	(585,445)	(554,440)
Total stockholders’ equity	3,723,744	3,604,159
Non-controlling interests	1,313	1,294
Total equity	3,725,057	3,605,453
Total liabilities and equity	$7,652,516	$7,075,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues	$2,807,259	$2,417,576
Cost of services (including depreciation)	2,443,278	2,116,528
Gross profit	363,981	301,048
Selling, general and administrative expenses	231,908	215,422
Amortization of intangible assets	12,670	10,405
Change in fair value of contingent consideration liabilities	(84)	—
Operating income	119,487	75,221
Interest expense	(13,876)	(6,778)
Interest income	309	146
Other income (expense), net	58,959	(11,975)
Income before income taxes	164,879	56,614
Provision for income taxes	43,844	18,003
Net income	121,035	38,611
Less: Net income attributable to non-controlling interests	547	997
Net income attributable to common stock	$120,488	$37,614

Earnings per share attributable to common stock:
Basic	$0.83	$0.24
Diluted	$0.82	$0.24

Shares used in computing earnings per share:
Weighted average basic shares outstanding	145,110	156,546
Weighted average diluted shares outstanding	146,458	157,556

Cash dividends declared per common share	$0.04	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income	$121,035	$38,611
Other comprehensive income (loss), net of tax provision:
Foreign currency translation adjustment, net of tax of $0 and $0	18,863	(25,014)
Other, net of tax of $6 and $0	(16)	—
Other comprehensive income (loss)	18,847	(25,014)
Comprehensive income	139,882	13,597
Less: Comprehensive income attributable to non-controlling interests	547	997
Total comprehensive income attributable to common stock	$139,335	$12,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$121,035	$38,611
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation	52,216	48,719
Amortization of intangible assets	12,670	10,405
Change in fair value of contingent consideration liabilities	(84)	—
Equity in (earnings) losses of unconsolidated affiliates	(60,390)	13,343
Amortization of debt issuance costs	408	288
(Gain) loss on sale of property and equipment	(59)	963
Foreign currency (gain) loss	1,217	(651)
Provision for doubtful accounts	2,823	845
Deferred income tax provision	24,558	16,377
Non-cash stock-based compensation	13,012	14,687
Changes in operating assets and liabilities, net of non-cash transactions	(250,156)	(117,594)
Net cash provided by (used in) operating activities	(82,750)	25,993
Cash Flows from Investing Activities:
Capital expenditures	(68,626)	(66,807)
Proceeds from sale of property and equipment	10,843	5,769
Proceeds from insurance settlements related to property and equipment	8	—
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(51,553)	(30,728)
Investments in unconsolidated affiliates and other entities	(37,803)	(838)
Cash received from investments in unconsolidated affiliates and other entities	—	706
Cash paid for intangible assets	(25)	—
Net cash used in investing activities	(147,156)	(91,898)
Cash Flows from Financing Activities:
Borrowings under credit facility	1,647,074	974,948
Payments under credit facility	(1,347,442)	(760,369)
Payments on other long-term debt	(261)	(346)
Net repayments of short-term debt, net of borrowings	(23,220)	—
Distributions to non-controlling interests	(528)	(980)
Payments related to tax withholding for share-based compensation	(13,678)	(12,621)
Payments of dividends	(5,752)	—
Repurchase of common stock	(19,933)	(173,913)
Net cash provided by financing activities	236,260	26,719

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(118)	691
Net increase (decrease) in cash, cash equivalents and restricted cash	6,236	(38,495)
Cash, cash equivalents and restricted cash, beginning of period	83,256	143,775
Cash, cash equivalents and restricted cash, end of period	$89,492	$105,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

									Accumulated
			Exchangeable		Series G		Additional		Other		Total
	Common Stock		Shares		Preferred Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Quarterly activity:
Balance, December 31, 2018	141,103,900	$2	486,112	$—	1	$—	$1,967,354	$2,477,291	$(286,048)	$(554,440)	$3,604,159	$1,294	$3,605,453
Other comprehensive income	—	—	—	—	—	—	—	—	18,847	—	18,847	—	18,847
Stock-based compensation activity	903,082	—	—	—	—	—	17,151	—	—	(19,052)	(1,901)	—	(1,901)
Exchange of exchangeable shares	449,929	—	(449,929)	—	—	—	—	—	—	—	—	—	—
Retirement of preferred stock	—	—	—	—	(1)	—	—	—	—	—	—	—	—
Common stock repurchases	(375,536)	—	—	—	—	—	—	—	—	(11,953)	(11,953)	—	(11,953)
Dividends declared	—	—	—	—	—	—	—	(5,896)	—	—	(5,896)	—	(5,896)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(528)	(528)
Net income	—	—	—	—	—	—	—	120,488	—	—	120,488	547	121,035
Balance, March 31, 2019	142,081,375	$2	36,183	$—	—	$—	$1,984,505	$2,591,883	$(267,201)	$(585,445)	$3,723,744	$1,313	$3,725,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

									Accumulated
			Exchangeable		Series G		Additional		Other		Total
	Common Stock		Shares		Preferred Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Quarterly activity:
Balance, December 31, 2017	153,342,326	$2	486,112	$—	1	$—	$1,889,356	$2,191,059	$(203,395)	$(85,451)	$3,791,571	$4,058	$3,795,629
Cumulative effect of accounting change	—	—	—	—	—	—	—	(1,757)	—	—	(1,757)	—	(1,757)
Other comprehensive loss	—	—	—	—	—	—	—	—	(25,014)	—	(25,014)	—	(25,014)
Acquisitions	379,817	—	—	—	—	—	13,549	—	—	—	13,549	—	13,549
Stock-based compensation activity	847,455	—	—	—	—	—	17,992	—	—	(16,690)	1,302	—	1,302
Common stock repurchases	(4,969,261)	—	—	—	—	—	—	—	—	(173,913)	(173,913)	—	(173,913)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—		(980)	(980)
Buyout of a non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(462)	(462)
Net income	—	—	—	—	—	—	—	37,614	—	—	37,614	997	38,611
Balance, March 31, 2018	149,600,337	$2	486,112	$—	1	$—	$1,920,897	$2,226,916	$(228,409)	$(276,054)	$3,643,352	$3,613	$3,646,965

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
Acquisitions
In January 2019, Quanta acquired an electric power specialty contracting business that provides aerial power line and construction support services and is located in the United States. The results of the acquired business have generally been included in Quanta’s Electric Power Infrastructure Services segment and consolidated financial statements beginning on the acquisition date.
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
Interim Condensed Consolidated Financial Information
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP), have been condensed or omitted pursuant to those rules and regulations. Quanta believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations and comprehensive income for the interim periods are not necessarily indicative of the results for the entire fiscal year. The results of Quanta have historically been subject to significant seasonal fluctuations.
Quanta recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta and its consolidated subsidiaries included in Quanta’s Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report), which was filed with the SEC on February 28, 2019.
Reclassifications
Quanta reclassified certain amounts related to cash paid for investments in unconsolidated affiliates and other entities and cash received from investments in unconsolidated affiliates and other entities in the accompanying statements of cash flows to conform to the current period presentation.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, equity and other investments, purchase price allocations, acquisition-related contingent consideration liabilities, liabilities for insurance and other claims and guarantees, multiemployer pension plan withdrawal liabilities, contingent liabilities, revenue recognition for construction contracts inclusive of contractual change orders and claims, share-based compensation, operating results of reportable segments, as well as the provision for income taxes and the calculation of uncertain tax positions.
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
At March 31, 2019, the aggregate transaction price allocated to unsatisfied or partially satisfied performance obligations was estimated to be approximately $4.71 billion, of which 70.3% was expected to be recognized in the subsequent twelve months. This amount represents management’s estimate of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work has not yet begun. For purposes of calculating remaining performance obligations, Quanta includes all estimated revenues attributable to consolidated joint ventures and variable interest entities, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under MSAs and non-fixed price contracts expected to be completed within one year.
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
Under contracts where Quanta has a right to consideration in an amount that directly corresponds to the value of completed performance, Quanta recognizes revenue in such amount and does not include such performance as a remaining performance obligation. Also, contract consideration is not adjusted for a significant financing component if payment is expected to be collected less than one year from when the services are performed.
Contract costs include all direct materials, labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. The majority of the materials associated with Quanta’s work are owner-furnished, and therefore not included in contract revenues and costs. Additionally, Quanta may incur incremental costs to obtain certain contracts, such as selling and marketing costs, bid and proposal costs, sales commissions, and legal fees or initial set-up or mobilization costs, certain of which can be capitalized. Such costs were not material during the three months ended March 31, 2019 and 2018.
Contract Estimates
Actual revenues and project costs can vary, sometimes substantially, from previous estimates due to changes in a variety of factors, including unforeseen or changed circumstances not included in Quanta’s cost estimates or covered by its contracts. The estimating process is based on the professional knowledge and experience of Quanta’s engineers, project managers and financial professionals. Some of the factors that may lead to changes in estimates include concealed or unknown environmental conditions; changes in the cost of equipment, commodities, materials or labor; unanticipated costs or claims due to delays caused by customers or third parties; customer failure to provide required materials or equipment; errors in engineering, specifications or designs; project modifications or contract termination; weather conditions; changes in estimates related to the length of time to complete a performance obligation; and performance and quality issues requiring rework or replacement. These factors, along with other risks inherent in performing services under fixed price contracts, are routinely evaluated by management. Any changes in estimates could result in changes to profitability or losses associated with the related performance obligations. For example, estimated costs for a performance obligation may increase from the original estimate and contractual provisions may not allow for adequate

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

compensation or reimbursement for such additional costs. Changes in estimated revenues, costs and profit are recorded in the period they are determined to be probable and can be reasonably estimated. Contract losses are recognized in full when losses are determined to be probable and can be reasonably estimated.
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
As of March 31, 2019 and December 31, 2018, Quanta had recognized revenues of $122.8 million and $121.8 million related to change orders and claims included as contract price adjustments and that were in the process of being negotiated in the normal course of business. These aggregate amounts, which were included in “Contract assets” in the accompanying condensed consolidated balance sheets, represent management’s estimates of additional contract revenues that were earned and probable of collection. However, Quanta’s estimates could be incorrect and the amount ultimately realized could be significantly higher or lower than the estimated amount.
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
Quanta’s operating results for the three months ended March 31, 2019 and 2018 were impacted by less than 5% as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2018 and 2017, respectively. However, certain projects were materially impacted by changes to total estimated contract revenues and/or costs during the three months ended March 31, 2019 and 2018. During the three months ended March 31, 2019, Quanta completed construction of an electrical transmission project in Canada ahead of schedule, resulting in lower costs than previously estimated. This change positively impacted gross profit related to work performed in prior periods by $25.5 million during the three months ended March 31, 2019, which was partially offset by an aggregate negative change in estimates on other ongoing projects. During the three months ended March 31, 2018, Quanta successfully executed through project procurement, winter schedule challenges and productivity risks on the electrical transmission project in Canada referenced above, resulting in reductions to the estimated total costs necessary to complete the project. These changes positively impacted gross profit related to work performed in prior periods by $16.8 million during the three months ended March 31, 2018. This positive change was partially offset by an aggregate negative change in estimates on other ongoing projects.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Revenues by Category
The following tables present Quanta’s revenue disaggregated by geographic location and contract type for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019		2018
By primary geographic location:
United States	$2,200,615	78.4%	$1,712,427	70.8%
Canada	485,430	17.3%	538,358	22.3%
Australia	41,324	1.5%	119,457	4.9%
Latin America and Other	79,890	2.8%	47,334	2.0%
Total revenues	$2,807,259	100.0%	$2,417,576	100.0%

	Three Months Ended March 31,
	2019		2018
By contract type:
Unit-price contracts	$895,044	31.9%	$613,438	25.3%
Fixed price contracts	953,860	34.0%	1,225,089	50.7%
Cost-plus contracts	958,355	34.1%	579,049	24.0%
Total revenues	$2,807,259	100.0%	$2,417,576	100.0%

As described above, under unit-based contracts with more than an insignificant amount of partially completed units and fixed price contracts, revenue is recognized as performance obligations are satisfied over time, with the percentage completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 49.0% and 54.2% of Quanta’s revenues recognized during the three months ended March 31, 2019 and 2018 were associated with this revenue recognition method.
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
Contract assets and liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Contract assets	$573,248	$576,891
Contract liabilities	$403,372	$425,961

During the three months ended March 31, 2019 and 2018, Quanta recognized revenue of approximately $262 million and $264 million related to contract liabilities outstanding at December 31, 2018 and 2017. Additionally, during the three months ended March 31, 2019 and 2018, revenues were favorably impacted by $17 million and $26 million as a result of changes in

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2018 and 2017. Impairment losses recognized on contract assets were not material for the three months ended March 31, 2019 and 2018.
Current and Long-Term Accounts Receivable, Notes Receivable and Allowance for Doubtful Accounts
Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates regarding, among other factors, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions, the ongoing relationship with the customer and uncertainties related to the resolution of disputed matters. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Material changes to a customer’s business, cash flows or financial condition, which may be impacted by negative economic and market conditions, could affect Quanta’s ability to collect amounts due. Should anticipated recoveries relating to receivables fail to materialize (including anticipated recoveries relating to existing bankruptcies or other workout situations), Quanta could experience reduced cash flows and losses in excess of current allowances provided. As of March 31, 2019 and December 31, 2018, Quanta had allowances for doubtful accounts on current receivables of $8.5 million and $5.8 million. See Note 11 for additional information related to the bankruptcy matter involving PG&E Corporation and its primary operating subsidiary, Pacific Gas and Electric Company (collectively PG&E), a significant customer of Quanta, which was filed on January 29, 2019.
Long-term accounts receivable are included within “Other assets, net” in the accompanying condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, long-term accounts receivable were $69.0 million and $25.9 million. Included in the March 31, 2019 balance was $41.2 million of pre-petition receivables due from PG&E, which were reclassified from current accounts receivable during the three months ended March 31, 2019, as further described in Note 11.
Some contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of March 31, 2019 and December 31, 2018 were $467.5 million and $337.1 million and were included in “Accounts receivable.” Retainage balances with settlement dates beyond the next twelve months were included in “Other assets, net,” and as of March 31, 2019 and December 31, 2018 were $8.6 million and $99.6 million.
Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues recognized for work performed under fixed-price contracts, as these amounts are recorded as “Contract assets.” At March 31, 2019 and December 31, 2018, the balances of unbilled receivables included in “Accounts receivable” were $481.3 million and $434.9 million. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $28.8 million and $40.1 million at March 31, 2019 and December 31, 2018.
Cash and Cash Equivalents
Amounts related to Quanta’s cash and cash equivalents based on geographic location of the bank accounts were as follows (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents held in domestic bank accounts	$57,706	$62,495
Cash and cash equivalents held in foreign bank accounts	27,717	16,192
Total cash and cash equivalents	$85,423	$78,687

Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which are carried at fair value. At March 31, 2019 and December 31, 2018, cash equivalents were $37.6 million and $37.2 million and consisted primarily of money market investments and money market mutual funds and are discussed further in Fair Value Measurements below.

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

	March 31, 2019	December 31, 2018
Cash and cash equivalents held by domestic joint ventures	$12,337	$8,544
Cash and cash equivalents held by foreign joint ventures	11	441
Total cash and cash equivalents held by joint ventures	12,348	8,985
Cash and cash equivalents not held by joint ventures	73,075	69,702
Total cash and cash equivalents	$85,423	$78,687

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
If Quanta believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. The quantitative test involves comparing the fair value of each of Quanta’s reporting units with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded as a reduction to goodwill with a corresponding charge to “Asset impairment charges” in the condensed consolidated statements of operations. The income tax effect associated with an impairment of tax deductible goodwill is also considered in the measurement of the goodwill impairment. Any goodwill impairment is limited to the total amount of goodwill allocated to that reporting unit.
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
Although, no goodwill impairment charges were recorded during the year ended December 31, 2018, the determination of a reporting unit’s fair value requires judgment and the use of significant estimates and assumptions. Quanta believes the estimates and assumptions used in its impairment assessments are reasonable and based on available market information obtained from relevant industry sources; however, variations in any of the assumptions could result in materially different calculations of fair value and impairment determinations. Accordingly, management considered the sensitivity of its fair value estimates to changes in certain valuation assumptions. After taking into account a 10% decrease in the fair value of the reporting units for which a quantitative impairment test was performed, two reporting units within Quanta’s Pipeline and Industrial Infrastructure Services Division would have fair values below their carrying amounts. One of the reporting units is a material handling services business, and the other reporting unit operates within the midstream and smaller-scale pipeline market. Goodwill and intangible assets associated with these two reporting units were $48.5 million and $10.7 million at March 31, 2019.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the significant estimates used by management in determining the fair values of customer relationships associated with acquisitions in the three months ended March 31, 2019 and year ended December 31, 2018:

	2019	2018
Discount rates	21%	20% to 27%
Customer attrition rates	27%	20% to 33%

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
Quanta amortizes the intangible assets that are subject to amortization based upon the estimated consumption of their economic benefits, or on a straight-line basis if the pattern of economic benefit cannot otherwise be reliably estimated. Intangible assets are reviewed for impairment and tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For instance, a significant change in business climate or a loss of a significant customer, among other things, may trigger the need for interim impairment testing of intangible assets. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. Intangible asset impairments are included within “Asset impairment charges” in the condensed consolidated statements of operations, when applicable.
Leases
As described further in Note 3, effective January 1, 2019, Quanta adopted the new lease accounting standard utilizing the transition method that allows entities to apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if applicable. Quanta’s financial results for reporting periods after January 1, 2019 are presented under the new standard, while financial results for prior periods continue to be reported in accordance with the prior standard and Quanta’s historical accounting policy. The adoption of the new standard resulted in the recording of operating lease right-of-use assets and operating lease liabilities of $301.1 million as of January 1, 2019. Lease liabilities are recognized as the present value of the future minimum lease payments over the lease term as of the commencement date. Lease assets are recognized as the present value of future minimum lease payments over the lease term as of the commencement date, plus any initial direct costs incurred and lease payments made, less any lease incentives received. Although the adoption of the new standard had a material impact on Quanta’s consolidated balance sheet, there was not a material impact on its consolidated statements of operations, comprehensive income, cash flows or equity.
Quanta determines if an arrangement contains a lease at inception. If an arrangement is considered a lease, Quanta determines whether the lease is an operating or finance lease at the commencement of the lease. In accordance with the new standard, finance leases are leases that meet any of the following criteria: the lease transfers ownership of the underlying asset at the end of the lease term; the lessee is reasonably certain to exercise an option to purchase the underlying asset; the lease term is for the major part of the remaining economic life of the underlying asset (except when the commencement date falls at or near the end of such economic life); the present value of the sum of the lease payments and any additional residual value guarantee by the lessee equals or exceeds substantially all of the fair value of the underlying asset; or the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease that does not meet any of these criteria is considered an operating lease. After the commencement date, lease cost for an operating lease is recognized over the remaining lease term on a straight-line basis, while lease cost for a finance lease is based on the depreciation of the lease asset and interest on the lease liability.
The terms of Quanta’s lease arrangements vary from lease to lease, and certain leases include one or more of the following: renewal options, cancellation options, residual value guarantees, purchase options and escalation clauses. Options to extend or terminate leases are included within the lease terms when it is reasonably certain that Quanta will exercise such options. Quanta has made a policy election to classify leases with an initial lease term of 12 months or less as short-term leases, and these leases are not recorded in the accompanying condensed consolidated balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised. Lease cost related to short-term leases is recognized on a straight-line basis over the lease term.
Determinations with respect to lease term (including any extension thereof), discount rate, variable lease cost and future minimum lease payments require the use of judgment based on the facts and circumstances related to each lease. Quanta considers

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

various factors, including economic incentives, intent, past history and business need, to determine if a renewal option is reasonably certain of exercise. Unless a renewal option is reasonably certain to be exercised, which is at Quanta’s sole discretion, the initial non-cancelable lease term is used. Quanta generally uses its incremental borrowing rates to determine the present value of future minimum lease payments.
Investments in Affiliates and Other Entities
In the normal course of business, Quanta enters into various types of investment arrangements, each having unique terms and conditions. These investments may include equity interests held by Quanta in business entities, including general or limited partnerships, contractual joint ventures, or other forms of equity or profit participation. These investments may also include Quanta’s participation in different financing structures, such as the extension of loans to project-specific entities, the acquisition of convertible notes issued by project specific entities, or other strategic financing arrangements. Quanta also enters into strategic partnerships with customers and infrastructure investors to provide fully integrated infrastructure services on certain projects, including planning and feasibility analyses, engineering, design, procurement, construction and project operation and maintenance. These projects include public-private partnerships and concessions, along with private infrastructure projects such as build, own, operate (and in some cases transfer) and build-to-suit arrangements. As part of this strategy, Quanta formed a partnership with select investors that provides up to $1.0 billion of capital, including approximately $80.0 million from Quanta, available to invest in certain of these infrastructure projects through August 2024. Wholly owned subsidiaries of Quanta serve as the general partner of this partnership and as a separately operated registered investment adviser that manages the invested capital. As of March 31, 2019, Quanta had contributed $15.1 million to this partnership in connection with certain investments and the payment of management fees.
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
Investments in entities of which Quanta is not the primary beneficiary, but over which Quanta has the ability to exercise significant influence, are accounted for using the equity method of accounting. Quanta’s share of net income or losses from unconsolidated equity investments is reported as equity in earnings (losses) of unconsolidated affiliates, which is included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations. Equity investments are reviewed for impairment by assessing whether any decline in the fair value of the investment below the carrying amount is other than temporary. In making this determination, factors such as the ability to recover the carrying amount of the investment and the inability of the investee to sustain an earnings capacity are evaluated in determining whether a loss in value should be recognized. Any impairment losses related to investments would be recognized in equity in earnings (losses) of unconsolidated affiliates. Equity method investments are carried at original cost adjusted for Quanta’s proportionate share of the investees’ income, losses and distributions and are included in “Other assets, net” in Quanta’s accompanying condensed consolidated balance sheets.
Quanta has a minority ownership interest in a limited partnership that was selected during 2014 to build, own and operate a new 500 kilometer electric transmission line and two 500 kV substations in Alberta, Canada and has accounted for this interest as an equity-method investment. The limited partnership contracted with a Quanta subsidiary to perform the engineering, procurement and construction (EPC) services for the project, and the Quanta subsidiary recognizes revenue and related cost of services as performance progresses on the project. However, due to Quanta’s ownership interest, a proportional amount of the EPC profit was deferred until the electric transmission line and related substations were constructed and ownership of the assets were deemed to be transferred to the third party customer, which occurred in the three months ended March 31, 2019. The deferral of earnings and recognition of such earnings deferral were recorded as components of equity in earnings (losses) of unconsolidated affiliates, which is included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2019, deferred earnings of $60.3 million were recognized, the majority of which was attributable to profit earned and deferred in the years ended December 31, 2018 and 2017.
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
During 2018, Quanta acquired a 30% equity interest in a water and gas pipeline infrastructure contractor located in Australia for $22.2 million. This investment includes an option to acquire the remaining equity of the company through 2020 and provides for certain additional earnings and distribution participation rights during a designated 25-month post-investment period, as well as preferential liquidation rights. Quanta’s equity interest has been recorded at cost and will be adjusted for impairment, if any, plus or minus observable changes in the value of the company’s equity. Earnings on this investment are recognized as dividends are received and are reported in “Other income (expense), net” in the accompanying condensed consolidated statements of operations. Quanta received and recognized $3.9 million in cash dividends from this investment during 2018. Additionally, during the year ended December 31, 2018, Quanta acquired a 49% equity interest in an electric power infrastructure services company, together with certain related customer relationship and other intangible assets, for $12.3 million in total. See Notes 9 and 11 for additional information related to investments.
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
As of March 31, 2019, the total amount of unrecognized tax benefits relating to uncertain tax positions was $38.8 million, a $2.3 million decrease from December 31, 2018. This decrease resulted primarily from the favorable settlement of a pre-acquisition obligation associated with certain non-U.S. income taxes and the expiration of U.S. state income tax statutes. Quanta and certain subsidiaries remain under examination by various U.S. state and Canadian and other foreign tax authorities for multiple periods. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $5.9 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.
U.S. federal and state and foreign income tax laws and regulations are voluminous and often ambiguous. As such, Quanta is required to make many subjective assumptions and judgments regarding its tax positions that could materially affect amounts recognized in its future consolidated balance sheets, consolidated statements of operations and consolidated statements of comprehensive income. For example, the Tax Cuts and Jobs Act of 2017 (the Tax Act) significantly revised the U.S. corporate tax regime which, among other things, resulted in a reduction of Quanta’s current and estimated future effective tax rate and a remeasurement of its deferred tax assets and liabilities.
Earnings Per Share
Basic and diluted earnings per share attributable to common stock are computed using the weighted average number of shares of common stock outstanding during the applicable period. Exchangeable shares that were issued pursuant to certain of Quanta’s historical acquisitions (as further discussed in Note 9), which are exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in the calculation of weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for the portion of the periods that they were outstanding. Additionally, unvested stock-based awards that contain non-forfeitable rights to dividends or dividend equivalents (participating securities) have been included in the calculation of basic and diluted earnings per share attributable to common stock for the portion of the periods that the awards

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

were outstanding. Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for the three months ended March 31, 2019 and 2018 included 2.8 million and 2.7 million weighted average participating securities. Diluted earnings per share attributable to common stock is computed using the weighted average number of shares of common stock outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalents would be antidilutive.
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
Stock-Based Compensation
Quanta recognizes compensation expense for restricted stock, restricted stock units (RSUs) and performance units to be settled in common stock based on the fair value of the awards, net of estimated forfeitures. The fair value of these awards is generally determined based on the number of shares or units granted and the closing price of Quanta’s common stock on the date of grant. For those performance units with market-based metrics, the fair value is determined using a Monte Carlo simulation valuation methodology. An estimate of future forfeitures, based on historical data, is utilized to determine the period expense. Such estimates are subject to change and may impact the value that will ultimately be recognized as compensation expense. The resulting compensation expense for performance unit and time-based RSU awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, and the resulting compensation expense for performance-based RSU awards is recognized using the graded vesting method over the requisite service period. The compensation expense related to outstanding performance units can also vary from period to period based on changes in the total number of shares of common stock that Quanta anticipates will be issued upon vesting of such performance units. Payments made by Quanta to satisfy employee tax withholding obligations associated with awards settled in common stock are classified as financing cash flows.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Functional Currency and Translation of Financial Statements
The U.S. dollar is the functional currency for the majority of Quanta’s operations, which are primarily located within the United States. The functional currency for Quanta’s foreign operations, which are primarily located in Canada, Australia and Latin America, is typically the currency of the country where the foreign operating unit is located and transacts the majority of its activities, including billings, financing, payroll and other expenditures. When preparing its consolidated financial statements, Quanta translates the financial statements of its foreign operating units from their functional currency into U.S. dollars. Statements of operations, comprehensive income and cash flows are translated at average monthly rates, while balance sheets are translated at month-end exchange rates. The translation of the balance sheet results in translation gains or losses, which are included as a separate component of equity under “Accumulated other comprehensive income (loss).” Gains and losses arising from transactions not denominated in functional currencies are included within “Other income (expense), net” in the accompanying condensed consolidated statements of operations.
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
Litigation Costs and Reserves
Quanta records reserves when the likelihood of incurring a loss is probable and the amount of loss can be reasonably estimated. Costs incurred for litigation are expensed as incurred. See Note 11 for additional information related to legal proceeding and other contingencies.
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
Contingent Consideration Liabilities. As of March 31, 2019 and December 31, 2018, financial instruments required to be measured at fair value on a recurring basis consisted primarily of Quanta’s liabilities related to contingent consideration associated with certain acquisitions, the payment of which is contingent upon the achievement of certain performance objectives by the acquired businesses during post-acquisition periods and, if earned, would be payable to the former owners of the acquired businesses. The liabilities recorded represent the estimated fair values of future amounts payable to the former owners of the acquired businesses and are estimated by management based on entity-specific assumptions that are evaluated on an ongoing basis. As of March 31, 2019 and December 31, 2018, the aggregate fair value of these outstanding and unearned contingent consideration liabilities totaled $70.7 million and $70.8 million, all of which was included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheets. Quanta expects a significant portion of these liabilities to be settled by late 2020 or early 2021. The fair values of contingent consideration liabilities as of March 31, 2019 was primarily determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate and an expected volatility factor for each acquisition. The expected volatility factors ranged from 22.2% to 30.0% based on historical asset volatility of selected guideline public companies. Depending on contingent consideration payment terms, the present values of the estimated payments are discounted based on a risk-free rate and/or Quanta’s cost of debt, ranging from 2.1% to 3.9%.The fair value determinations incorporate significant inputs not observable in the market. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3). Significant changes in any of these assumptions could result in a significantly higher or lower potential liability.
The majority of Quanta’s contingent consideration liabilities are subject to a maximum payment amount, which aggregated to $157.3 million as of March 31, 2019. One contingent consideration liability is not subject to a maximum payout amount, and that liability had a fair value of $1.0 million as of March 31, 2019.
Quanta’s aggregate contingent consideration liabilities can change due to additional business acquisitions, payments to settle outstanding liabilities, changes in the fair value of amounts owed based on actual or forecasted performance, and foreign currency translation gains or losses. During the three months ended March 31, 2019, Quanta recognized a net decrease in the fair value of contingent consideration liabilities of $0.1 million, which was reflected in “Change in fair value of contingent consideration

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

liabilities” in the accompanying condensed consolidated statements of operations. There was no change in fair value of contingent consideration liabilities in the three months ended March 31, 2018.
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
Other. The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying amount of variable rate debt also approximates fair value. All of Quanta’s cash equivalents were categorized as Level 1 assets at March 31, 2019 and December 31, 2018, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.
3. NEW ACCOUNTING PRONOUNCEMENTS:
Adoption of New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued an update that requires the recognition of operating lease right-of-use assets and corresponding lease liabilities on an entity’s balance sheet. Effective January 1, 2019, Quanta adopted the new lease accounting standard utilizing the transition method that allows entities to apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if applicable. Quanta’s financial results for reporting periods after January 1, 2019 are presented under the new standard, while financial results for prior periods continue to be reported in accordance with the prior standard and Quanta’s historical accounting policy. The adoption of the new standard resulted in the recording of operating lease right-of-use assets and operating lease liabilities of $301.1 million as of January 1, 2019. Although the adoption of the new standard had a material impact on Quanta’s consolidated balance sheet, there was not a material impact on its consolidated statements of operations, comprehensive income, cash flows or equity. Additionally, the adoption of this standard did not have a material impact on Quanta’s debt covenant compliance under its senior secured credit facility.
Quanta elected certain practical expedients that, among other things, permit the identification and classification of leases in accordance with the previous guidance. Additionally, certain of Quanta’s real estate and equipment arrangements contain both lease and non-lease components (e.g., maintenance services). Quanta elected the practical expedient that allows an entity to not separate lease components from their associated non-lease components for such arrangements and accounted for both lease and non-lease components under the new standard. Quanta also made an accounting policy election allowed under the new standard whereby leases with terms of twelve months or less are not recorded on the balance sheet unless they contain a purchase option that is reasonably certain to be exercised.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Quanta also implemented new internal controls related to the preparation of financial information necessary for adoption of the new standard. The new lease standard also requires new disclosures that are designed to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases, which are included in Notes 2, 8 and 13.
In August 2017, the FASB issued an update that amends and simplifies existing guidance for presenting the economic effects of risk management activities in the financial statements. The update is effective for interim and annual periods beginning after December 15, 2018. The amended presentation and disclosure guidance is required only prospectively, but certain amendments, if applicable, could require a cumulative-effect adjustment. Quanta adopted the new standard effective January 1, 2019; however, as of March 31, 2019, Quanta had no hedging relationships outstanding.
Accounting Standards Not Yet Adopted
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
In January 2019, Quanta acquired an electric power specialty contracting business that provides aerial power line and construction support services and is located in the United States. The consideration for this acquisition was $50.9 million in cash. The results of the acquired business have generally been included in Quanta’s Electric Power Infrastructure Services segment and consolidated financial statements beginning on the acquisition date.
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
Quanta is in the process of finalizing its assessments of the fair values of the acquired assets and assumed liabilities related to businesses acquired subsequent to March 31, 2018, and further adjustments to the purchase price allocations may occur. As of March 31, 2019, the estimated fair values of the net assets acquired were preliminary, with possible updates primarily related to certain tax estimates. The aggregate purchase consideration of the businesses acquired subsequent to March 31, 2018 through March 31, 2019 was allocated to acquired assets and assumed liabilities, which resulted in an allocation of $43.6 million to net tangible assets, $39.9 million to identifiable intangible assets and $34.3 million to goodwill.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the aggregate consideration paid or payable as of March 31, 2019 for the 2019 acquisitions and 2018 acquisitions and presents the allocation of these amounts to net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates, inclusive of any purchase price adjustments. These allocations require significant use of estimates and are based on information that was available to management at the time these consolidated financial statements were prepared. Quanta uses a variety of information to estimate fair values, including quoted market prices, carrying amounts and valuation techniques such as discounted cash flows. When deemed appropriate, third-party appraisal firms are engaged to assist in fair value determination of fixed assets, intangible assets and certain other assets and liabilities (in thousands).

	2019	2018
Consideration:
Cash paid or payable	$50,907	$106,804
Value of Quanta common stock issued	—	22,882
Contingent consideration	—	16,471
Fair value of total consideration transferred or estimated to be transferred	$50,907	$146,157

Accounts receivable	$7,912	$18,405
Contract assets	—	1,905
Other current assets	6,142	8,484
Property and equipment	19,371	23,674
Other assets	5	576
Identifiable intangible assets	7,337	52,364
Contract liabilities	—	(175)
Other current liabilities	(5,899)	(11,205)
Deferred tax liabilities, net	(5,870)	(4,208)
Total identifiable net assets	28,998	89,820
Goodwill	21,909	56,337
	$50,907	$146,157

Goodwill represents the amount by which the purchase price for an acquired business exceeds the net fair value of the assets acquired and liabilities assumed. The 2019 and 2018 acquisitions strategically expanded Quanta’s domestic electric power and communications service offerings, which Quanta believes contributes to the recognition of the goodwill. No goodwill is expected to be deductible for income tax purposes related to the 2019 acquisition, and $20.1 million is expected to be deductible for income tax purposes related to the 2018 acquisitions.
The following table summarizes the estimated fair values of identifiable intangible assets for the 2019 acquisition as of the acquisition date and the related weighted average amortization periods by type (in thousands, except for weighted average amortization periods, which are in years).

	Estimated Fair Value	Weighted Average Amortization Period in Years
Customer relationships	$3,996	5.0
Backlog	1,058	1.0
Trade names	908	15.0
Non-compete agreements	1,375	3.0
Total intangible assets subject to amortization related to the 2019 acquisition	$7,337	5.3

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

	Three Months Ended
	March 31,
	2019	2018
Revenues	$2,811,139	$2,454,974
Gross profit	$364,779	$313,628
Selling, general and administrative expenses	$232,361	$220,234
Amortization of intangible assets	$12,868	$12,982
Net income	$121,021	$41,715
Net income attributable to common stock	$120,474	$40,718

Earnings per share:
Basic	$0.83	$0.26
Diluted	$0.82	$0.26

The pro forma combined results of operations for the three months ended March 31, 2019 and 2018 were prepared by adjusting the historical results of Quanta to include the historical results of the 2019 acquisition as if it occurred January 1, 2018 and the historical results of the 2018 acquisitions as if they occurred January 1, 2017. These pro forma combined historical results were adjusted for the following: a reduction of interest expense as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest expense as a result of the cash consideration paid; an increase in amortization expense due to the incremental intangible assets recorded; changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies; an increase in the number of outstanding shares of Quanta common stock; and reclassifications to conform the acquired businesses’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition-related costs or any cost savings or other synergies that resulted or may result from the acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.
Revenues of approximately $7.4 million and a loss before income taxes of approximately $1.0 million, which included $2.4 million of acquisition-related costs, were included in Quanta’s consolidated results of operations for the three months ended March 31, 2019 related to the 2019 acquisition. Revenues of approximately $8.1 million and a loss before income taxes of approximately $5.3 million, which included $5.6 million of acquisition-related costs, were included in Quanta’s consolidated results of operations for the three months ended March 31, 2018 related to the 2018 acquisitions.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Infrastructure Services Division	Pipeline and Industrial Infrastructure Services Division	Total
Balance at December 31, 2017:
Goodwill	$1,272,527	$693,905	$1,966,432
Accumulated impairment	—	(97,832)	(97,832)
	1,272,527	596,073	1,868,600

Goodwill recorded related to 2018 acquisitions	56,337	—	56,337
Purchase price allocation adjustments	51	—	51
Foreign currency translation adjustments	(15,837)	(9,272)	(25,109)

Balance at December 31, 2018:
Goodwill	1,313,078	683,284	1,996,362
Accumulated impairment	—	(96,483)	(96,483)
	1,313,078	586,801	1,899,879

Goodwill recorded related to 2019 acquisition	21,909	—	21,909
Foreign currency translation adjustments	3,470	1,770	5,240

Balance at March 31, 2019:
Goodwill	1,338,457	685,137	2,023,594
Accumulated impairment	—	(96,566)	(96,566)
	$1,338,457	$588,571	$1,927,028

Quanta’s intangible assets and the remaining weighted average amortization periods related to its intangible assets subject to amortization were as follows (in thousands except for weighted average amortization periods, which are in years):

	As of			As of			As of
	March 31, 2019			December 31, 2018			March 31, 2019
	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$358,177	$(172,528)	$185,649	$359,967	$(165,715)	$194,252	5.9
Backlog	136,780	(135,348)	1,432	135,578	(134,592)	986	0.7
Trade names	82,254	(22,916)	59,338	81,058	(21,559)	59,499	15.2
Non-compete agreements	40,797	(29,905)	10,892	40,728	(30,168)	10,560	3.3
Patented rights and developed technology	32,017	(24,597)	7,420	22,482	(19,175)	3,307	2.6
Curriculum	9,448	(1,109)	8,339	9,448	(872)	8,576	8.8
Total intangible assets subject to amortization	659,473	(386,403)	273,070	649,261	(372,081)	277,180	7.8
Engineering license	3,000	—	3,000	3,000	—	3,000
Total intangible assets	$662,473	$(386,403)	$276,070	$652,261	$(372,081)	$280,180

Amortization expense for intangible assets was $12.7 million and $10.4 million for the three months ended March 31, 2019 and 2018.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The estimated future aggregate amortization expense of intangible assets subject to amortization as of March 31, 2019 is set forth below (in thousands):

Year Ending December 31:
Remainder of 2019	$36,849
2020	46,651
2021	44,131
2022	40,359
2023	32,242
Thereafter	72,838
Total	$273,070

6. PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock for the three months ended March 31, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Amounts attributable to common stock:
Net income attributable to common stock	$120,488	$37,614

Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	145,110	156,546
Effect of dilutive unvested non-participating stock-based awards	1,348	1,010
Weighted average shares outstanding for diluted earnings per share attributable to common stock	146,458	157,556

Basic and diluted earnings per share attributable to common stock are computed using the weighted average number of shares of common stock outstanding during the applicable period. Exchangeable shares that were issued pursuant to certain of Quanta’s historical acquisitions (as further discussed in Note 9), which are exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in the calculation of weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for the portion of the periods that they were outstanding. Additionally, unvested stock-based awards that contain non-forfeitable rights to dividends or dividend equivalents (participating securities) have been included in the calculation of basic and diluted earnings per share attributable to common stock for the portion of the periods that the awards were outstanding. Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for each of the three months ended March 31, 2019 and 2018 included 2.8 million and 2.7 million weighted average participating securities.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Borrowings under senior secured credit facility	$1,372,050	$1,070,299
Other long-term debt	4,284	1,523
Finance leases	1,746	934
Total long-term debt obligations	1,378,080	1,072,756
Less — Current maturities of long-term debt	33,081	32,224
Total long-term debt obligations, net of current maturities	$1,344,999	$1,040,532

Quanta’s current maturities of long-term debt and short-term debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Short-term debt	$11,264	$33,422
Current maturities of long-term debt	33,081	32,224
Current maturities of long-term debt and short-term debt	$44,345	$65,646

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
On October 10, 2018, Quanta borrowed the full amount of the term loan facility and used all of such proceeds to repay outstanding revolving loans. As of March 31, 2019, Quanta had $1.37 billion of borrowings outstanding under the credit agreement, which included $585.0 million borrowed under the term loan facility and $787.1 million of outstanding revolving loans. Of the total outstanding borrowings, $1.21 billion were denominated in U.S. dollars, $123.6 million were denominated in Canadian dollars and $36.2 million were denominated in Australian dollars. Quanta also had $385.0 million of letters of credit and bank guarantees issued under the revolving credit facility, of which $240.6 million were denominated in U.S. dollars and $144.4 million were denominated in currencies other than the U.S. dollar, primarily Canadian and Australian dollars. The remaining $812.9 million of available commitments under the credit facility was available for loans or issuing new letters of credit and bank guarantees. Borrowings under the credit facility and the applicable interest rates during the three months ended March 31, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018
Maximum amount outstanding under the credit facility during the period	$1,453,150	$936,012
Average daily amount outstanding under the credit facility	$1,264,498	$684,947
Weighted-average interest rate	3.92%	3.34%

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
Term loans bear interest at rates generally consistent with the revolving loans borrowed in U.S. dollars, except that the additional amount over the Eurocurrency Rate is 1.125% to 1.875% based on Quanta’s Consolidated Leverage Ratio. Quanta is also required to make quarterly principal payments of $7.5 million on the last business day of each March, June, September and December, which began in December 2018. The aggregate outstanding principal amount of all outstanding term loans must be paid on the maturity date; however, we may voluntarily prepay that amount from time to time, in whole or in part, without premium or penalty.
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
The credit agreement contains certain covenants, including (i) a maximum Consolidated Leverage Ratio of 3.0 to 1.0 (except that in connection with certain permitted acquisitions in excess of $200.0 million, such ratio is 3.5 to 1.0 for the fiscal quarter in which the acquisition is completed and the two subsequent fiscal quarters) and (ii) a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0. As of March 31, 2019, Quanta was in compliance with all of the covenants under the credit agreement.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8. LEASES:
As discussed in Note 3, effective January 1, 2019, Quanta adopted the new lease accounting standard utilizing the transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if applicable. Quanta’s financial results for reporting periods after January 1, 2019 are presented under the new standard, while financial results for prior periods continue to be reported in accordance with the prior standard and Quanta’s historical accounting policy.
Quanta’s leases primarily include leases of land, buildings, vehicles, construction equipment and office equipment. As of March 31, 2019, Quanta’s leases had remaining lease terms of up to nine years. Certain leases include options to extend their terms in increments of up to seven years and/or options to terminate. The components of lease costs in the accompanying condensed consolidated statement of operations were as follows (in thousands):

		Three Months Ended
		March 31, 2019
Lease cost	Classification
Finance lease cost:
Amortization of lease assets	Depreciation (1)	$373
Interest on lease liabilities	Interest expense	21
Operating lease cost	Costs of services and Selling, general and administrative expenses	30,358
Short-term lease cost (2)	Costs of services and Selling, general and administrative expenses	195,165
Variable lease cost (3)	Costs of services and Selling, general and administrative expenses	5,133
Total lease cost		$231,050

(1)	Depreciation is included within “Cost of services” and “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.

(2)	Short-term lease cost includes both leases and rentals with initial terms of one year or less.

(3)	Variable lease cost primarily relates to real estate leases and consists of common area maintenance charges, real estate taxes, insurance and other variable costs.
For the three months ended March 31, 2018, rent expense related to operating leases was $76.0 million; however, this amount did not include rent expense related to certain equipment under month-to-month rental periods, which is included in short-term lease cost in the table above.
Additionally, Quanta has entered into lease arrangements for real property and facilities with related parties, typically employees of Quanta who are the former owners of acquired businesses that utilize the leased premises. These lease agreements generally have lease terms of up to 5 years and may include renewal options. Related party lease expense for the three months ended March 31, 2019 and 2018 was $4.1 million and $3.2 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The components of leases in the accompanying condensed consolidated balance sheet were as follows (in thousands):

		March 31, 2019
Lease type	Classification
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$285,768
Finance lease assets	Property and equipment, net of accumulated depreciation	2,313
Total lease assets		$288,081
Liabilities:
Current:
Operating	Current portion of operating lease liabilities	$92,293
Finance	Current maturities of long-term debt and short-term debt	1,168

Non-current:
Operating	Operating lease liabilities, net of current portion	193,475
Finance	Long-term debt, net of current maturities	578
Total lease liabilities		$287,514

Certain of Quanta’s equipment rental agreements contain purchase options pursuant to which the purchase price is offset by a portion of the rental payments. For rental purchase options exercised through a third-party lessor and for which a substantive benefit is deemed to be transferred to the lessor, such benefit is recorded in “Property, plant and equipment, net of accumulated depreciation,” with a corresponding increase in “Current maturities of long-term debt and short-term debt” and “Long-term debt, net of current maturities.” As of March 31, 2019, the benefit recorded was $2.8 million.
Future minimum lease payments for operating and finance leases were as follows (in thousands):

	As of March 31, 2019
	Operating Leases	Finance Leases	Total
Remainder of 2019	$79,484	$1,130	$80,614
2020	82,627	291	82,918
2021	56,831	267	57,098
2022	35,537	97	35,634
2023	22,310	33	22,343
Thereafter	37,152	2	37,154
Total future minimum lease payments	$313,941	$1,820	$315,761
Less imputed interest	(28,173)	(74)	(28,247)
Total lease liabilities	$285,768	$1,746	$287,514

Future minimum lease payments for operating leases under the prior standard were as follows (in thousands):

As of December 31, 2018
Operating Leases
2019	$124,530
2020	81,189
2021	55,827
2022	34,337
2023	21,450
Thereafter	37,217
Total minimum lease payments	$354,550

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The weighted average remaining lease terms and discount rates were as follows:

As of March 31, 2019
Weighted average remaining lease term (in years):
Operating leases	4.35
Finance leases	1.77
Weighted average discount rate:
Operating leases	4.3%
Finance leases	4.1%

Quanta has also guaranteed the residual value on certain of its equipment operating leases, agreeing to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of such leases. At March 31, 2019, the maximum guaranteed residual value was $697.3 million. While Quanta believes that no significant payments will be made as a result of these residual value guarantees, there can be no assurance that significant payments will not be required in the future.
From time to time, Quanta has additional obligations related to operating and/or finance leases that have not commenced. These arrangements were not deemed material as of March 31, 2019.
9. EQUITY:
Exchangeable Shares and Preferred Stock
In connection with certain prior acquisitions of Canadian businesses, the former owners of the acquired businesses received exchangeable shares of certain Canadian subsidiaries of Quanta, which may be exchanged at the option of the holders for Quanta common stock on a one-for-one basis. The holders of exchangeable shares can make an exchange only once in any calendar quarter and must exchange a minimum of either 50,000 shares or, if less, the total number of remaining exchangeable shares registered in the name of the holder making the request. Additionally, in connection with two of such acquisitions, Quanta issued one share of Quanta Series F preferred stock and one share of Quanta Series G preferred stock to voting trusts on behalf of the respective holders of the exchangeable shares issued in such acquisitions, which provided such holders with voting rights in Quanta common stock equivalent to the number of exchangeable shares outstanding. The share of Quanta Series F preferred stock was redeemed and retired effective October 6, 2017. All holders of exchangeable shares have rights equivalent to Quanta common stockholders with respect to dividends and other economic rights.
During the three months ended March 31, 2019, 0.4 million exchangeable shares were exchanged for Quanta common stock, and as of March 31, 2019, 36,183 exchangeable shares remained outstanding. After completion of the exchange during the three months ended March 31, 2019, no exchangeable shares associated with the share of Quanta Series G preferred stock remained outstanding. Accordingly, that share was redeemed, deemed retired and canceled and may not be reissued.
Treasury Stock
General
Treasury stock is recorded at cost. Under Delaware corporate law, treasury stock is not counted for quorum purposes or entitled to vote.
Shares withheld for tax withholding obligations
The tax withholding obligations of employees upon vesting of restricted stock, RSUs and performance units settled in common stock are typically satisfied by Quanta making tax payments and withholding the number of vested shares having a value on the date of vesting equal to the tax withholding obligation. For the settlement of these liabilities, Quanta withheld 0.4 million shares of Quanta common stock during each the three months ended March 31, 2019 and 2018, which had a total market value of $15.3 million and $13.4 million. These shares and the related costs to acquire them were accounted for as adjustments to the balance of treasury stock.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

However, the only shares added to outstanding treasury stock at vesting are shares withheld for tax liabilities other than income taxes, as the shares of Quanta common stock associated with deferred equity awards are not issued. Upon settlement of the deferred equity awards and issuance of the associated Quanta common stock, the original accounting entry is reversed. The amounts recorded to treasury stock related to the deferred compensation plans during the three months ended March 31, 2019 and 2018 were $3.8 million and $3.3 million.
Stock repurchases
During the second quarter of 2017, Quanta’s Board of Directors approved a stock repurchase program that authorized Quanta to purchase, from time to time through June 30, 2020, up to $300.0 million of its outstanding common stock (the 2017 Repurchase Program). During the third quarter of 2018, Quanta’s Board of Directors approved an additional stock repurchase program that authorizes Quanta to purchase, from time to time through June 30, 2021, up to $500.0 million of its outstanding common stock (the 2018 Repurchase Program). Repurchases can be made in open market and privately negotiated transactions. During the three months ended March 31, 2019 and 2018, Quanta repurchased 0.4 million and 5.0 million shares of its common stock in the open market at a cost of $12.0 million and $173.9 million. During 2018, Quanta repurchased 13.9 million shares of its common stock in the open market at a cost of $451.3 million. Quanta’s policy is to record a stock repurchase as of the trade date; however, the payment of cash related to the repurchase is made on the settlement date of the trade. As a result of this policy, during the quarters ended March 31, 2019 and 2018, cash payments related to stock repurchases were $19.9 million and $173.9 million. As of March 31, 2019, $286.8 million remained under the 2018 Repurchase Program.
Non-controlling Interests
Quanta holds interests in various entities through both joint venture entities that provide infrastructure services under specific customer contracts, either directly or through subcontracting relationships, and other equity investments in partially owned entities that own and operate certain infrastructure assets, including investments that may be entered into through the partnership structure Quanta has formed with certain infrastructure investors. Quanta has determined that certain of these joint ventures where Quanta provides the majority of the infrastructure services, which management believes most significantly influences the economic performance of such joint ventures, are VIEs. Management has concluded that Quanta is the primary beneficiary of these joint ventures and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as “Non-controlling interests” in Quanta’s condensed consolidated balance sheets. Net income attributable to the other participants in the amounts of $0.5 million and $1.0 million for the three months ended March 31, 2019 and 2018 has been accounted for as a reduction of net income in deriving “Net income attributable to common stock” in Quanta’s condensed consolidated statements of operations.
The carrying amount of the investments held by Quanta in all of its VIEs was $9.6 million at March 31, 2019 and December 31, 2018. The carrying amount of investments held by the non-controlling interests in these VIEs at March 31, 2019 and December 31, 2018 was $1.3 million. During the three months ended March 31, 2019 and 2018, net distributions to non-controlling interests were $0.5 million and $1.0 million. There were also notes receivable discharged by a joint venture partner of $0.5 million, which were accounted for as a “Buyout of a non-controlling interest” in the accompanying condensed consolidated statements of equity during the three months ended March 31, 2018. There were no other changes in equity as a result of transfers to/from the non-controlling interests during the three months ended March 31, 2019 or 2018. See Note 11 for further disclosures related to Quanta’s joint venture arrangements.
Dividends
On December 6, 2018, Quanta’s Board of Directors declared a cash dividend of $0.04 per share of its common stock, or $5.8 million, which was paid on January 16, 2019 to stockholders of record as of January 2, 2019. On March 21, 2019, Quanta’s Board of Directors declared a cash dividend of $0.04 per share of its common stock, or $5.9 million, which was paid on April 19, 2019 to stockholders of record as of April 5, 2019.
The declaration, payment and amount of future cash dividends will be at the discretion of Quanta’s Board of Directors after taking into account various factors, including Quanta’s financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, income tax laws then in effect and the requirements of Delaware law. In addition, as discussed in Note 7, Quanta’s credit agreement restricts the payment of cash dividends unless certain conditions are met.

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
RSUs to be Settled in Common Stock
During the three months ended March 31, 2019 and 2018, Quanta granted 1.5 million and 1.3 million of RSUs to be settled in common stock under the 2011 Plan with weighted average grant date fair values of $35.85 and $34.46. The grant date fair value for RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. RSU awards to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs in three equal annual installments following the date of grant. Holders of RSUs to be settled in common stock are entitled to receive a cash dividend equivalent payment equal to any cash dividend payable on account of common shares.
During each of the three months ended March 31, 2019 and 2018, vesting activity consisted of 1.2 million of RSUs settled in common stock with an approximate fair value at the time of vesting of $41.5 million and $42.4 million.
During the three months ended March 31, 2019 and 2018, Quanta recognized $11.3 million and $11.2 million of non-cash stock compensation expense related to RSUs to be settled in common stock. Such expense is recorded in selling, general and administrative expenses. As of March 31, 2019, there was $77.2 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.50 years.
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
During each of the three months ended March 31, 2019 and 2018, Quanta granted 0.3 million performance units to be settled in common stock under the 2011 Plan with a weighted average grant date fair value of $15.49 and $12.24 per unit. The grant date fair values for awards of performance units granted in the three months ended March 31, 2019 and 2018, which included market-based metrics, were determined using a Monte Carlo simulation valuation methodology using the following key inputs:

	2019	2018
Valuation date stock price based on the March 8, 2019 and February 28, 2018	$35.19	$34.44
Expected volatility	25%	34%
Risk-free interest rate	2.43%	2.39%
Term in years	2.81	2.84

Quanta recognizes expense related to performance units with market-based metrics based on the probability of achievement of the underlying performance metrics, multiplied by the portion of the three-year period that has expired and the fair value of the total number of shares of common stock that Quanta anticipates will be issued based on such achievement. Quanta recognizes expense related to performance units without market-based metrics based on the portion of the three-year period that has expired multiplied by the fair value of the total number of shares of common stock that Quanta anticipates will be issued. During the three months ended March 31, 2019 and 2018, Quanta recognized $1.7 million and $3.5 million in compensation expense associated with performance units. Such expense is recorded in “Selling, general and administrative expenses.” During the three months ended March 31, 2019, 0.2 million performance units vested, and 0.4 million shares of common stock were earned and either

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

issued or deferred for future issuance in connection with performance units. During the three months ended March 31, 2018, 0.1 million performance units vested, and 0.1 million shares of common stock were earned and either issued or deferred for future issuance in connection with performance units.
RSUs to be Settled in Cash
Certain RSUs granted by Quanta under the 2011 Plan are settled solely in cash. These cash-settled RSUs are intended to provide plan participants with cash performance incentives that are substantially equivalent to the risks and rewards of equity ownership in Quanta, typically vest in three equal annual installments following the date of grant, and are subject to forfeiture under certain conditions, primarily termination of service. Additionally, subject to certain restrictions, Quanta’s non-employee directors may elect to settle a portion of their RSU awards in cash. For RSUs settled in cash, the holders receive for each vested RSU an amount in cash equal to the fair market value of one share of Quanta common stock on the settlement date, as specified in the applicable award agreement.
Compensation expense related to RSUs to be settled in cash was $2.6 million and $1.3 million for the three months ended March 31, 2019 and 2018. Such expense is recorded in “Selling, general and administrative expenses.” RSUs that are anticipated to be settled in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $2.9 million and $2.2 million to settle liabilities related to cash-settled RSUs in the three months ended March 31, 2019 and 2018. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $2.8 million and $3.4 million at March 31, 2019 and December 31, 2018.
11. COMMITMENTS AND CONTINGENCIES:
Investments in Affiliates and Other Entities
As described in Note 9, Quanta holds investments in various entities, including joint venture entities that provide infrastructure services under specific customer contracts and partially owned entities that own and operate certain infrastructure assets constructed by Quanta. Losses incurred by these entities are generally shared ratably based on the percentage ownership of the participants in these structures. However, in Quanta’s joint venture structures that provide infrastructure services, each participant is typically jointly and severally liable for all of the obligations of the joint venture entity pursuant to the contract with the customer, as a general partner or through a parent guarantee and, therefore, can be liable for full performance of the contract with the customer. In circumstances where Quanta’s participation in a joint venture qualifies as a general partnership, the joint venture partners are jointly and severally liable for all of the obligations of the joint venture, including obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with these joint and several liabilities.
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
As described in Note 2, Quanta has also formed a partnership with select infrastructure investors that provides up to $1.0 billion of capital, including approximately $80.0 million from Quanta, available to invest in certain specified infrastructure projects through August 2024. As of March 31, 2019, Quanta had contributed $15.1 million to this partnership in connection with certain investments and the payment of management fees.
Additionally, as of March 31, 2019, Quanta had outstanding capital commitments associated with investments in unconsolidated affiliates related to planned oil and gas infrastructure projects of $2.3 million, of which $1.6 million is expected to be paid in 2019. The remaining $0.7 million of these capital commitments is anticipated to be paid by May 31, 2022.
During 2014, a limited partnership in which Quanta is a partner was selected for an engineering, procurement and construction (EPC) electric transmission project in Canada to construct approximately 500 kilometers of transmission line and two 500 kV substations. A subsidiary of Quanta, engaged by the limited partnership, is contracted to provide turnkey EPC services for the entire project. As of March 31, 2019, Quanta made aggregate contributions to this unconsolidated affiliate of $88.7 million, received $60.6 million as a return of capital and had no outstanding additional capital commitments associated with this project.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Contingent Consideration Liabilities
As discussed in further detail in Note 2, Quanta is obligated to pay contingent consideration amounts to the former owners of certain acquired businesses in the event that such acquired businesses achieve specified performance objectives. As of March 31, 2019 and December 31, 2018, the estimated fair value of Quanta’s contingent consideration liabilities totaled $70.7 million and $70.8 million.
Committed Expenditures
Quanta has capital commitments for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of March 31, 2019, Quanta had $44.0 million of production orders with expected delivery dates in 2019. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that the majority of these orders will be assigned to third party leasing companies and made available under certain master equipment lease agreements, thereby releasing Quanta from its capital commitments.
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
Maurepas Project Dispute. During the third quarter of 2017, Maurepas Pipeline, LLC (Maurepas) notified QPS Engineering, LLC (QPS), a subsidiary of Quanta, of Maurepas’ assertion of a claim for liquidated damages allegedly arising from delay in mechanical completion of a project in Louisiana. Quanta disputes the claim and believes that QPS is not responsible for liquidated damages under the contract terms. The matter remains subject to contractual dispute resolution measures; however, either party may choose to institute a formal legal proceeding upon completion of such measures. If, upon final resolution of this matter, Quanta is unsuccessful, any such liquidated damages would be recorded as additional costs on the project. As of March 31, 2019, Quanta had recorded an accrual with respect to this matter based on the current estimated amount of probable loss and believes that the range of any additional reasonably possible loss would be the difference between the accrued amount and $22.0 million, which is the maximum liability for liquidated damages pursuant to the contract terms. In July and August 2018, Quanta also received notice from Maurepas claiming certain warranty defects on the project. Quanta is evaluating the claimed defects, and based on information currently available, no estimate of reasonably possible loss related to the warranty claim can be determined.
Lorenzo Benton v. Telecom Network Specialists, Inc., et al. In June 2006, plaintiff Lorenzo Benton filed a class action complaint in the Superior Court of California, County of Los Angeles, alleging various wage and hour violations against Telecom Network Specialists (TNS), a former subsidiary of Quanta. Quanta retained liability associated with this matter pursuant to the terms of Quanta’s sale of TNS in December 2012. Benton represents a class of workers that includes all persons who worked on certain TNS projects, including individuals that TNS retained through numerous staffing agencies. The plaintiff class in this matter is seeking damages for unpaid wages, penalties associated with the failure to provide meal and rest periods and overtime wages, interest and attorneys’ fees. In January 2017, the trial court granted a summary judgment motion filed by the plaintiff class and found that TNS was a joint employer of the class members and that it failed to provide adequate meal and rest breaks and failed to pay overtime wages. In February 2019, the court granted, in part, the plaintiff class’s final motion for summary judgment on damages awarding the class approximately $7.5 million for its meal/rest break and overtime claims, and denied the motion as to penalties. Quanta believes the court’s decisions on liability and damages are not supported by controlling law and continues to contest its liability and the damage calculation asserted by the plaintiff class in this matter.
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
On January 29, 2019, one of Quanta’s largest customers, PG&E, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, as amended. Quanta is monitoring the bankruptcy proceeding and evaluating the treatment of, and potential claims related to, its pre-petition receivables. As of the bankruptcy filing date, Quanta had approximately $157 million of billed and unbilled receivables, which remained unpaid as of March 31, 2019. Subsequent to March 31, 2019, the bankruptcy court approved the assumption by PG&E of two substantial contracts with a subsidiary of Quanta, which authorizes PG&E to pay approximately $116 million of pre-petition receivables due under those contracts. As a result of the contract assumptions, Quanta expects to receive payment of the $116 million in the near term. Quanta also believes it will ultimately collect the remaining approximately $41 million of pre-petition receivables, and that amount has been classified as non-current within “Other assets, net” in the accompanying condensed consolidated balance sheet as of March 31, 2019. However, the ultimate outcome of the bankruptcy proceeding is uncertain, and Quanta’s belief regarding collection of the remaining receivables is based on a number of assumptions that are potentially subject to change as the proceeding progresses. Should any of those assumptions change, the amount collected could be materially less than the amount of the remaining receivables. Additionally, Quanta is continuing to perform services for PG&E while the bankruptcy case is ongoing and believes that amounts billed for post-petition services will continue to be collected in the ordinary course of business.
At March 31, 2019 and December 31, 2018, no customer represented 10% or more of Quanta’s consolidated net receivable position. No customer represented 10% or more of Quanta’s consolidated revenues for the three months ended March 31, 2019 and March 31, 2018.
Insurance
As discussed in Note 2, Quanta is insured for employer’s liability, workers’ compensation, auto liability, general liability and group health claims. As of March 31, 2019 and December 31, 2018, the gross amount accrued for insurance claims totaled $268.7 million and $272.9 million, with $200.8 million and $210.1 million considered to be long-term and included in “Insurance and other non-current liabilities.” Related insurance recoveries/receivables as of March 31, 2019 and December 31, 2018 were $35.8 million and $56.5 million, of which $0.4 million and $0.3 million were included in “Prepaid expenses and other current assets” and $35.4 million and $56.2 million were included in “Other assets, net.”

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Project Insurance Claim. In June 2018, while performing a horizontal directional drill and installing an underground gas pipeline, one of Quanta’s subsidiaries experienced a partial collapse of a borehole. Subsequent to the incident, Quanta has been working with its customer to mitigate the impact of the incident and to complete the project; however, Quanta has encountered additional challenges due to the collapsed borehole. As required by the contract, the customer procured certain insurance coverage for the project, with the Quanta subsidiary as an additional insured. Quanta believes the incident is covered under such insurance and is working collaboratively with the customer to pursue insurance claims with the customer’s insurance carriers. To the extent such claims are not successful, Quanta would expect to pursue contractual relief from the customer.
As of March 31, 2019, Quanta had recorded an insurance receivable of $45.8 million in accordance with GAAP related to accounting for insurance claims and potential recoveries. The amount represents a portion of the insurance claims being pursued as of such date. Quanta expects the insurance claims and the amount of the insurance receivable to increase in future periods as mitigation activities continue. The mitigation plan remains subject to inherent risks associated with underground pipeline installation, which could cause the costs to mitigate the incident to increase materially. The project is ongoing and the final amount of the insurance claims is not currently known. However, Quanta’s claims associated with the project, including both insurance claims and potential contractual claims, will be substantially in excess of the currently recognized receivable. To the extent Quanta is unsuccessful in realizing insurance or contractual recoveries, additional charges to operating results, which could be material, would be required.
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
As of March 31, 2019, Quanta had $385.0 million in outstanding letters of credit and bank guarantees under its senior secured credit facility securing its casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2019 and 2020. Quanta expects to renew the majority of the letters of credit related to the casualty insurance program for subsequent one-year periods upon maturity.
Performance Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require Quanta to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that Quanta will perform under the terms of a contract and pay its subcontractors and vendors. If Quanta fails to perform, the customer may demand that the surety make payments or provide services under the bond. Quanta must reimburse the surety for any expenses or outlays it incurs. Under Quanta’s underwriting, continuing indemnity and security agreement with its sureties and with the consent of the lenders that are party to Quanta’s credit agreement, Quanta has granted security interests in certain of our assets as collateral for its obligations to the sureties. Subject to certain conditions and consistent with terms of Quanta’s credit agreement, these security interests will be automatically released if Quanta maintains a credit rating that meets two of the following three conditions: (i) a corporate credit rating that is BBB- or higher by Standard & Poor’s Rating Services, (ii) a corporate family rating that is Baa3 or higher by Moody’s Investors Services, Inc. or (iii) a corporate credit rating that is BBB- or higher by Fitch Ratings, Inc. Quanta may be required to post letters of credit or other collateral in favor of the sureties or Quanta’s customers in the future, which would reduce the borrowing availability under its senior secured credit facility. Through March 31, 2019, Quanta had not been required to make any reimbursements to our sureties for bond-related costs. To the extent a reimbursement is required, the amount could be material. See Note 14 for additional information regarding an exercise of on-demand bonds by a customer subsequent to March 31, 2019.
These performance bonds expire at various times ranging from mechanical completion of the related projects to a period extending beyond contract completion in certain circumstances, and as such a determination of maximum potential amounts outstanding requires the use of certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of Quanta’s bonded operating activity. As of March 31, 2019, the total amount of the outstanding performance bonds was estimated to be approximately $2.5 billion. Quanta’s estimated maximum exposure as it relates to the value of the

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each of its commitments under the performance bonds generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $839 million as of March 31, 2019.
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
Indemnities
Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Additionally, in connection with certain acquisitions and dispositions, Quanta has indemnified various parties against specified liabilities that those parties might incur in the future. The indemnities under acquisition or disposition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of March 31, 2019, except as otherwise set forth above in Legal Proceedings, Quanta does not believe any material liabilities for claims exist against it in connection with any of these indemnity obligations.
In the normal course of Quanta’s acquisition transactions, Quanta obtains rights to indemnification from the sellers or former owners of acquired businesses for certain risks, liabilities and obligations arising from their prior operations, such as performance, operational, safety, workforce or tax issues, some of which Quanta may not have discovered during due diligence. However, the indemnities may not cover all of Quanta’s exposure for such pre-acquisition matters, and the indemnitors may be unwilling or unable to pay the amounts owed to Quanta. Accordingly, Quanta may incur expenses for which it is not reimbursed. Quanta is currently in the process of negotiating certain pre-acquisition obligations associated with non-U.S. payroll taxes that may be due from a business acquired by Quanta in 2013. As of March 31, 2019, Quanta had recorded $7.4 million as its estimate of the pre-acquisition tax obligations and a corresponding indemnification asset, as management expects to recover from the indemnity counterparties any amounts that Quanta may be required to pay in connection with any such obligations.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Electric Power Infrastructure Services	$1,664,023	$1,568,507
Pipeline and Industrial Infrastructure Services	1,143,236	849,069
Consolidated revenues	$2,807,259	$2,417,576
Operating income (loss):
Electric Power Infrastructure Services	$161,617	$140,895
Pipeline and Industrial Infrastructure Services	40,699	10,057
Corporate and non-allocated costs	(82,829)	(75,731)
Consolidated operating income	$119,487	$75,221
Depreciation:
Electric Power Infrastructure Services	$25,251	$24,270
Pipeline and Industrial Infrastructure Services	22,555	20,695
Corporate and non-allocated costs	4,410	3,754
Consolidated depreciation	$52,216	$48,719

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
Foreign Operations
During the three months ended March 31, 2019 and 2018, Quanta derived $606.6 million and $705.1 million of its revenues from foreign operations. Of Quanta’s foreign revenues, 80% and 76% were earned in Canada during the three months ended March 31, 2019 and 2018. In addition, Quanta held property and equipment of $310.0 million and $304.0 million in foreign countries, primarily Canada, as of March 31, 2019 and December 31, 2018.
13. SUPPLEMENTAL CASH FLOW INFORMATION:
The net effects of changes in operating assets and liabilities, net of non-cash transactions, on cash flows from operating activities are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Accounts and notes receivable	$(159,469)	$(131,712)
Contract assets	5,267	(6,184)
Inventories	28,996	(13,682)
Prepaid expenses and other current assets	(29,339)	(18,742)
Accounts payable and accrued expenses and other non-current liabilities	(66,678)	(27,211)
Contract liabilities	(23,380)	77,274
Other, net	(5,553)	2,663
Net change in operating assets and liabilities, net of non-cash transactions	$(250,156)	$(117,594)

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows are as follows (in thousands).

	March 31,
	2019	2018
Cash and cash equivalents	$85,423	$101,736
Restricted cash included in “Prepaid expenses and other current assets”	3,038	3,160
Restricted cash included in “Other assets, net”	1,031	384
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$89,492	$105,280

	December 31,
	2018	2017
Cash and cash equivalents	$78,687	$138,285
Restricted cash included in “Prepaid expenses and other current assets”	3,286	5,106
Restricted cash included in “Other assets, net”	1,283	384
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$83,256	$143,775

Restricted cash includes any cash that is legally restricted as to withdrawal or usage.
Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(29,447)
Operating cash flows from finance leases	$(21)
Financing cash flows from finance leases	$(630)
Lease assets obtained in exchange for lease liabilities:
Operating leases	$15,939
Finance leases	$401

Additional supplemental cash flow information is as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cash (paid) received during the period for —
Interest paid	$(13,432)	$(5,960)
Income taxes paid	$(8,193)	$(17,957)
Income tax refunds	$1,278	$1,018

14. SUBSEQUENT EVENT:
A subsidiary of Quanta is a party to two concession agreements for the construction and operation of telecommunication networks in rural regions of Peru. Aggregate consideration for the projects is approximately $260 million, of which $182 million has been allocated to the construction portion of the projects. During the construction phase, the projects have experienced challenges primarily related to items outside of the Quanta subsidiary’s control, including significant weather events, local opposition in certain areas to the projects, permitting delays, and the inability to acquire clear title to certain required parcels of land. The Quanta subsidiary had been working collaboratively with Peru’s FITEL (Fondo de Inversion en Telecomunicaciones / Telecommunications Investment Fund) throughout the construction phase of the projects in addressing the challenges and received extensions to contractual deadlines. Subsequent to March 31, 2019, PRONATEL (FITEL’s successor - Programa Nacional de Telecomunicaciones/National Program for Telecommunications) issued to Quanta’s subsidiary a notice of contract termination for

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

cause based on the schedule delays and on April 30, 2019 presented a call to exercise on-demand bonds against Quanta in the amount of $25 million. Additionally, the concession agreements provide for liquidated damages in the event of default. Quanta believes it has contractual relief for much of the schedule delays and disputes the termination for cause and the exercise of the on-demand bonds.
As of March 31, 2019, the construction phase of the projects was approximately 85% complete and is expected to be completed in either the fourth quarter of 2019 or the first quarter of 2020. As of March 31, 2019, Quanta’s net receivable position on the projects was $54.9 million. Although Quanta expects to seek resolution of the disputes with PRONATEL through arbitration, there can be no assurance Quanta will prevail. If Quanta is not successful, this matter could result in a significant loss that could have a material adverse effect on Quanta’s consolidated results of operations and cash flows. Based on information currently available, Quanta is not able to estimate the range of reasonably possible or probable loss, if any, and accordingly has not accrued for any such loss as of March 31, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report) and with our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report), which was filed with the Securities and Exchange Commission (SEC) on February 28, 2019 and is available on the SEC’s website at www.sec.gov and on our website, which is www.quantaservices.com. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in Uncertainty of Forward-Looking Statements and Information below, Item 1A. Risk Factors of Part II of this Quarterly Report and Item 1A. Risk Factors of Part I of our 2018 Annual Report.
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
We report our results under two reportable segments: (1) Electric Power Infrastructure Services and (2) Pipeline and Industrial Infrastructure Services. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the three months ended March 31, 2019 were $2.81 billion, of which 59.3% was attributable to the Electric Power Infrastructure Services segment and 40.7% was attributable to the Pipeline and Industrial Infrastructure Services segment.
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
We operate primarily in the United States; however, we derived $606.6 million and $705.1 million of our revenues from foreign operations during the three months ended March 31, 2019 and 2018. Of our foreign revenues, 80% and 76% were earned in Canada during the three months ended March 31, 2019 and 2018. In addition, we held property and equipment of $310.0 million and $304.0 million in foreign countries, primarily Canada, as of March 31, 2019 and December 31, 2018. See Note 2 of the Notes to Consolidated Financial Statements in Item 1. Financial Statements for a further disaggregation of revenues by geographic location.
Recent Acquisitions, Investments and Divestitures
Acquisitions
In January 2019, we acquired an electric power specialty contracting business that provides aerial power line and construction support services and is located in the United States. The consideration for this acquisition was $50.9 million in cash. The results of the acquired business have generally been included in Quanta’s Electric Power Infrastructure Services segment and consolidated financial statements beginning on the acquisition date.
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
Investments
During 2018, we acquired a 30% equity interest in a water and gas pipeline infrastructure contractor located in Australia for $22.2 million. This investment includes an option to acquire the remaining equity of the company through 2020 and provides for certain additional earnings and distribution participation rights during a designated 25-month post-investment period, as well as preferential liquidation rights. This investment has been recorded at cost and will be adjusted for impairment, if any, plus or minus observable changes in the value of the company’s equity. Earnings on this investment are recognized as dividends, and we received and recognized $3.9 million of cash dividends from this investment during 2018. Additionally, during the year ended December 31, 2018, we acquired a 49% equity interest in an electric power infrastructure services company, together with certain related customer relationship and other intangible assets, for $12.3 million.
We also enter into strategic partnerships and investment arrangements with customers and infrastructure investors to provide fully integrated infrastructure services on certain projects, including planning and feasibility analyses, engineering, design, procurement, construction and project operation and maintenance. These projects include public-private partnerships and concessions, along with private infrastructure projects such as build, own, operate (and in some cases transfer) and build-to-suit arrangements. As part of this strategy, we formed a partnership with select investors that provides up to $1.0 billion of capital, including approximately $80.0 million from us, available to invest in certain of these infrastructure projects through August 2024. Wholly owned subsidiaries of Quanta serve as the general partner of this partnership and as a separately operated registered investment adviser that manages the invested capital. As of March 31, 2019, we had contributed $15.1 million to this partnership in connection with certain investments and the payment of management fees.

Remaining Performance Obligations and Backlog
A performance obligation is a promise in a contract with a customer to transfer a distinct good or service. As of March 31, 2019, our remaining performance obligations were $4.71 billion, 70.3% of which was expected to be recognized in the subsequent twelve months. Our remaining performance obligations represent management’s estimate of consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work has not yet begun. For purposes of calculating remaining performance obligations, we include all estimated revenues attributable to consolidated joint ventures and variable interest entities, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized, and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection.
We have also historically disclosed our backlog, and while backlog is not a term recognized under GAAP, it is a common measurement used in our industry. We also believe this non-GAAP measure enables us to more effectively forecast our future results and better identify future operating trends that may not otherwise be apparent. Our remaining performance obligations, as described above, are a component of our backlog calculation, which also includes estimated orders under master service agreements (MSAs), including estimated renewals, and non-fixed price contracts expected to be completed within one year. Our methodology for determining backlog may not be comparable to the methodologies used by other companies.
Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts may be terminated, typically upon 30 to 90 days’ notice, even if we are not in default under the contract. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends for current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining the estimated amount of backlog. As of March 31, 2019 and December 31, 2018, MSAs accounted for 44% and 53% of our estimated 12-month backlog and 58% and 60% of total backlog. There can be no assurance as to our customers’ actual requirements or that our estimates are accurate.
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
The following table reconciles total remaining performance obligations to our backlog (a non-GAAP measure) by reportable segment along with estimates of amounts expected to be realized within 12 months (in thousands):

	March 31, 2019		December 31, 2018
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services
Remaining performance obligations	$2,109,814	$2,876,513	$2,093,461	$3,045,553
Estimated orders under MSAs and short-term, non-fixed price contracts	2,384,718	5,485,972	2,467,654	5,499,887
Backlog	4,494,532	8,362,485	4,561,115	8,545,440

Pipeline and Industrial Infrastructure Services
Remaining performance obligations	1,200,725	1,831,751	1,003,543	1,635,918
Estimated orders under MSAs and short-term, non-fixed price contracts	1,213,764	2,417,011	1,411,329	2,161,275
Backlog	2,414,489	4,248,762	2,414,872	3,797,193

Total
Remaining performance obligations	3,310,539	4,708,264	3,097,004	4,681,471
Estimated orders under MSAs and short-term, non-fixed price contracts	3,598,482	7,902,983	3,878,983	7,661,162
Backlog	$6,909,021	$12,611,247	$6,975,987	$12,342,633

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
Additionally, our industry can be highly cyclical. Our volume of business may be adversely affected by declines or delays in new projects due to cyclicality, which may vary by geographic region. Project schedules, particularly in connection with larger, longer-term projects, can also create fluctuations in the amount of work performed in a given period. For example, in connection with larger and more complicated projects, the timing of obtaining permits and other approvals may be delayed, and we may need to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we are strategically positioned to deliver on such projects when they move forward. Examples of other items that may cause our results or demand for our services to fluctuate materially from quarter to quarter include: the financial condition of our customers and their access to capital; margins of ongoing projects; economic and political conditions on a regional, national or global scale, including changes in U.S. trade relationships with other countries; our customers’ capital spending, including on larger pipeline and electrical infrastructure projects; oil, natural gas and natural gas liquids prices; liabilities and costs that are not covered by or that are in excess of, third party insurance coverage; the timing of and costs associated with acquisitions; changes in the fair value of acquisition-related contingent consideration liabilities; dispositions; equity in earnings (losses) of unconsolidated affiliates; impairments of goodwill, intangible assets, long-lived assets or investments; effective tax rates; and interest rates. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period. Please read Outlook and Understanding Margins for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.
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
Service and maintenance versus installation. Installation work is often performed on a fixed price basis, while maintenance work is often performed under pre-established or negotiated prices or cost-plus pricing arrangements. Margins for installation work may vary from project to project, and may be higher than maintenance work, as work obtained on a fixed price basis has higher risk than other types of pricing arrangements. We have historically derived approximately 30% of our annual revenues from maintenance work, but a higher portion of installation work in any given period may affect our gross margins for that period.

Subcontract work. Work that is subcontracted to other service providers generally yields lower margins. An increase in subcontract work in a given period may contribute to a decrease in margins. In recent years, we have subcontracted approximately 15% to 20% of our work to other service providers.
Materials versus labor. Typically, our customers are responsible for supplying the materials for their projects; however, for some of our contracts we may agree to procure all or part of the required materials. Margins may be lower on projects where we furnish a significant amount of materials, including projects where we provide engineering, procurement and construction (EPC) services, as our markup on materials is generally lower than our markup on labor costs. Furthermore, fluctuations in the price of materials we are required to procure, including as a result of changes in U.S. trade relationships with other countries or other economic or political conditions, may impact our margins. In a given period, an increase in the percentage of work with higher materials procurement requirements may decrease our overall margins.
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
Results of Operations
As previously discussed, the results of acquired businesses have been included in the following results of operations beginning on their respective acquisition dates. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three month periods indicated (dollars in thousands):
Consolidated Results

	Three Months Ended March 31,
	2019		2018
Revenues	$2,807,259	100.0%	$2,417,576	100.0%
Cost of services (including depreciation)	2,443,278	87.0	2,116,528	87.5
Gross profit	363,981	13.0	301,048	12.5
Selling, general and administrative expenses	231,908	8.3	215,422	8.9
Amortization of intangible assets	12,670	0.4	10,405	0.5
Change in fair value of contingent consideration liabilities	(84)	—	—	—
Operating income	119,487	4.3	75,221	3.1
Interest expense	(13,876)	(0.5)	(6,778)	(0.3)
Interest income	309	—	146	—
Other income (expense), net	58,959	2.1	(11,975)	(0.5)
Income before income taxes	164,879	5.9	56,614	2.3
Provision for income taxes	43,844	1.6	18,003	0.7
Net income	121,035	4.3	38,611	1.6
Less: Net income attributable to non-controlling interests	547	—	997	—
Net income attributable to common stock	$120,488	4.3%	$37,614	1.6%
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Revenues.  Revenues increased $389.7 million, or 16.1%, to $2.81 billion for the three months ended March 31, 2019. Contributing to the increase were incremental revenues of $294.2 million from pipeline and industrial infrastructure services and $95.5 million from electric power infrastructure services. See Segment Results below for additional information and discussion related to segment revenues.
Gross profit.  Gross profit increased $62.9 million, or 20.9%, to $364.0 million for the three months ended March 31, 2019. Gross profit as a percentage of revenues increased to 13.0% for the three months ended March 31, 2019 from 12.5% for the three months ended March 31, 2018. The increase in gross profit and gross profit as a percentage of revenues was primarily due to the overall increase in revenues described above. See Segment Results below for additional information and discussion related to segment operating income (loss).
Selling, general and administrative expenses.  Selling, general and administrative expenses increased $16.5 million, or 7.7%, to $231.9 million for the three months ended March 31, 2019. This increase was primarily attributable to $8.5 million in higher compensation expenses, largely associated with higher salaries due to increased personnel to support business growth and annual and incentive compensation increases, $4.0 million related to an increase in deferred compensation expense primarily associated with market value changes, and a $2.0 million increase in provision for doubtful accounts. Selling, general and administrative expenses as a percentage of revenues decreased to 8.3% for the three months ended March 31, 2019 from 8.9% for the three months ended March 31, 2018, primarily due to the increased revenues described above.
Amortization of intangible assets.  Amortization of intangible assets increased $2.3 million to $12.7 million for the three months ended March 31, 2019. This increase was primarily due to increased amortization of intangible assets associated with recently acquired businesses, partially offset by reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized.
Change in fair value of contingent consideration liabilities. A $0.1 million decrease in the fair value of contingent consideration liabilities was recognized during the three months ended March 31, 2019, which resulted in a corresponding increase in operating income, as compared to no change during the three months ended March 31, 2018. The decrease was primarily due to changes in forecasted performance for certain acquired businesses. It is anticipated that changes in fair value will be recorded periodically until the contingent consideration liabilities are settled. See Contractual Obligations — Contingent Consideration Liabilities for more information.
Interest expense.  Interest expense increased $7.1 million to $13.9 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due to increased borrowing activity and a higher weighted average interest rate.
Other income (expense), net. Other income (expense), net consisted of net income of $59.0 million for the three months ended March 31, 2019, as compared to net expense of $12.0 million for the three months ended March 31, 2018. This change was primarily related to our equity investment in a large electric transmission project in Canada that was substantially completed and placed into commercial operation during the three months ended March 31, 2019. As a result of the project completion, we recognized $60.3 million of earnings that were previously deferred as a component of “Other income (expense), net” in prior periods. The net expense recognized in the three months ended March 31, 2018 was primarily related to the deferral of earnings on the same project. In addition, partially offsetting the other income during the three months ended March 31, 2019 was other expense of $4.0 million related to a reduction of an indemnification asset, which resulted from the favorable settlement of a pre-acquisition foreign tax-related obligation.
Provision for income taxes.  The provision for income taxes was $43.8 million for the three months ended March 31, 2019, with an effective tax rate of 26.6%. The provision for income taxes was $18.0 million for the three months ended March 31, 2018, with an effective tax rate of 31.8%. The decrease in the effective tax rate was primarily due to the mix of earnings, as well as a $4.5 million decrease in reserves for uncertain tax positions resulting from the favorable settlement of a pre-acquisition obligation associated with certain non-U.S. income taxes and the expiration of U.S. state income tax statutes of limitations.
Other comprehensive income (loss). Other comprehensive income (loss), net of taxes was a gain of $18.8 million in the three months ended March 31, 2019 compared to a loss of $25.0 million in the three months ended March 31, 2018. The gain in the three months ended March 31, 2019 was due to the strengthening of foreign currencies associated with our international operations, primarily the Canadian and Australian dollars, against the U.S. dollar as of March 31, 2019 when compared to December 31, 2018. The loss in the three months ended March 31, 2018 was due to the strengthening of the U.S. dollar against foreign currencies associated with our international operations, primarily the Canadian and Australian dollars, as of March 31, 2018 when compared to December 31, 2017.

Segment Results
The following table sets forth segment revenues and segment operating income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2019		2018
Revenues:
Electric Power Infrastructure Services	$1,664,023	59.3%	$1,568,507	64.9%
Pipeline and Industrial Infrastructure Services	1,143,236	40.7	849,069	35.1
Consolidated revenues from external customers	$2,807,259	100.0%	$2,417,576	100.0%
Operating income (loss):
Electric Power Infrastructure Services	$161,617	9.7%	$140,895	9.0%
Pipeline and Industrial Infrastructure Services	40,699	3.6%	10,057	1.2%
Corporate and non-allocated costs	(82,829)	—	(75,731)	—
Consolidated operating income	$119,487	4.3%	$75,221	3.1%
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Electric Power Infrastructure Services Segment Results
Revenues increased $95.5 million, or 6.1%, to $1.66 billion for the three months ended March 31, 2019. This change in revenues was primarily due to increased customer spending on transmission and distribution services, including increased revenue in the western United States associated with grid modernization and accelerated fire hardening programs. The increase was partially offset by lower revenues on a larger transmission project in Canada that was substantially completed during the three months ended March 31, 2019. Also contributing to the increase were approximately $35 million in revenues from acquired businesses and a $25 million increase in communications infrastructure services revenues. The increase was partially offset by $17 million of lower revenues from emergency restoration services, which was largely the result of the significant impact of winter storms during the first quarter of 2018, and less favorable foreign currency exchange rates during the three months ended March 31, 2019, which negatively impacted revenues by approximately $14 million and were primarily attributable to the relationship between the U.S. dollar and the Canadian and Australian dollars.
Operating income increased $20.7 million, or 14.7%, to $161.6 million for the three months ended March 31, 2019. Operating income as a percentage of revenues increased to 9.7% for the three months ended March 31, 2019 from 9.0% for the three months ended March 31, 2018. These increases were due to the increase in segment revenues described above, including the higher spending on continuing fire hardening programs, and improved execution across the segment. These increases were partially offset by reduced operating income associated with lower distribution services margins, as well as the lower revenues from emergency restoration services described above, which typically yield higher margins due in part to higher equipment utilization and absorption of fixed costs.
Pipeline and Industrial Infrastructure Services Segment Results
Revenues increased $294.2 million, or 34.6%, to $1.14 billion for the three months ended March 31, 2019. This change was primarily due to an increase in revenues from pipeline transmission, gas distribution and industrial services resulting from increased capital spending by our customers, which included an increase in the number of and activity on larger pipeline transmission projects. The timing of construction for these types of larger projects is highly variable due to potential permitting delays, worksite access limitations related to environmental regulations and seasonal weather patterns. Due to these factors, the majority of our larger pipeline transmission project work for 2018 was performed in the second half of the year, while the majority of our larger pipeline transmission project work for 2019 is expected to be performed in the first half of the year. Partially offsetting the increases in revenues were less favorable foreign currency exchange rates during the three months ended March 31, 2019, which negatively impacted revenues by approximately $17 million and were primarily attributable to the relationship between the U.S. dollar and the Canadian and Australian dollars.
Operating income increased $30.6 million, or 304.7%, to $40.7 million for the three months ended March 31, 2019. Operating income as a percentage of revenues increased to 3.6% for the three months ended March 31, 2019 from 1.2% for the three months ended March 31, 2018. These increases were primarily due to higher revenues and increased level of larger pipeline transmission project work, which typically yields higher margins. The three months ended March 31, 2018 were also negatively impacted by severe weather on various projects resulting in lower productivity as well as lower resource utilization as a result of lower revenues, including a lower proportion of larger pipeline transmission project work.

Corporate and Non-allocated Costs
Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended March 31, 2019 increased $7.1 million to $82.8 million compared to the quarter ended March 31, 2018. The increase was primarily due to higher compensation related costs, including a $4.0 million increase in deferred compensation expense primarily associated with market value changes and a $2.3 million increase in salaries, benefits and contract labor due to increased personnel to support business growth and annual compensation increases, which were partially offset by a $1.7 million decrease in non-cash stock-based compensation costs. Also contributing to the increase were a $2.4 million increase in provision for doubtful accounts and a $2.3 million increase in intangible amortization expense. These increases were partially offset by a $4.7 million decrease in acquisition and integration costs.
Liquidity and Capital Resources
Cash Requirements

Amounts related to our cash and cash equivalents based on geographic location of the bank accounts were as follows (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents held in domestic bank accounts	$57,706	$62,495
Cash and cash equivalents held in foreign bank accounts	27,717	16,192
Total cash and cash equivalents	$85,423	$78,687
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

	March 31, 2019	December 31, 2018
Cash and cash equivalents held by domestic joint ventures	$12,337	$8,544
Cash and cash equivalents held by foreign joint ventures	11	441
Total cash and cash equivalents held by joint ventures	12,348	8,985
Cash and cash equivalents not held by joint ventures	73,075	69,702
Total cash and cash equivalents	$85,423	$78,687
At March 31, 2019, we were in compliance with the covenants under the credit agreement for our senior secured credit facility. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our senior secured credit facility, and future cash flows from operations will provide sufficient funds to enable us to meet our debt repayment obligations, fund future operating needs and planned capital expenditures during 2019, and facilitate our ability to pay any future dividends we declare and grow through acquisitions or otherwise in the foreseeable future.
Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services, all of which may require cash. Total capital expenditures are expected to be approximately $275 million for 2019, of which we have spent $68.6 million through March 31, 2019.
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
Sources and Uses of Cash
As of March 31, 2019, we had cash and cash equivalents of $85.4 million and working capital of $1.78 billion. We had $1.37 billion of loans outstanding under our senior secured credit facility, which included $585.0 million outstanding under the term loan facility and $787.1 million of outstanding revolving loans. Of the total outstanding borrowings, $1.21 billion were denominated in U.S. dollars, $123.6 million were denominated in Canadian dollars and $36.2 million were denominated in Australian dollars. We also had $385.0 million of letters of credit and bank guarantees outstanding under our senior secured credit facility, $240.6 million of which were denominated in U.S. dollars and $144.4 million of which were denominated in currencies other than the U.S. dollar, primarily Australian or Canadian dollars. As of March 31, 2019, our senior secured credit facility had $812.9 million available for loans or issuing new letters of credit or bank guarantees.
In summary, our cash flows for each period were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net cash provided by (used in) operating activities	$(82,750)	$25,993
Net cash used in investing activities	$(147,156)	$(91,898)
Net cash provided by financing activities	$236,260	$26,719
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
Net cash used in operating activities during the three months ended March 31, 2019 was unfavorably impacted by an increase in working capital to support fire hardening programs, as well as a delay in collection of receivables related to changes in certain customers’ billing processes and the PG&E bankruptcy matter described in Concentrations of Credit Risks below, which were partially offset by an increase in earnings from operations. During the three months ended March 31, 2018, a large advance billed position on a larger electric transmission project in Canada favorably impacted net cash flow from operating activities.
Days sales outstanding (DSO) as of March 31, 2019 was 88 days, as compared to 77 days at March 31, 2018. The increase was primarily attributable to the payment schedule for the larger electric transmission project in Canada referenced above. DSO at March 31, 2018 benefitted from a large advance billed position on the contract, whereas at March 31, 2019, the project was substantially complete and an associated large retainage balance was reclassified from non-current to current. To a lesser extent, DSO at March 31, 2019 was higher due to billing process changes for certain customers, including a delay in collection of receivables related to the PG&E bankruptcy matter described in Concentrations of Credit Risk below. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets less contract liabilities, divided by average revenues per day during the quarter.
Investing Activities
Net cash used in investing activities in the first quarter of 2019 included $68.6 million of capital expenditures, $51.6 million used for acquisitions and $37.8 million of cash paid for investments in unconsolidated affiliates and other entities. These items were partially offset by $10.8 million of proceeds from the sale of property and equipment. Net cash used in investing activities in the first quarter of 2018 included $66.8 million used for capital expenditures and $30.7 million used for acquisitions. These items were partially offset by $5.8 million of proceeds from the sale of property and equipment.

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
Additionally, certain of our acquisitions included the potential payment of contingent consideration, payable in the event certain performance objectives are achieved by the acquired businesses. The majority of these contingent consideration liabilities are subject to a maximum payment amount, which totaled $157.3 million as of March 31, 2019. Included within this maximum amount is approximately $18.0 million related to certain 2018 acquisitions, payable if the acquired businesses achieve certain performance objectives over five-year and three-year post-acquisition periods, and approximately $100.0 million related to the 2017 acquisition of Stronghold, Ltd. and Stronghold Specialty, Ltd., payable at the end of a three-year post-acquisition period if the acquired business achieves certain performance objectives. The significant majority of these liabilities would be paid at least 70% to 85% in cash. The aggregate fair value of all of our contingent consideration liabilities was $70.7 million as of March 31, 2019.
Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2019 included $299.6 million of net borrowings under our senior secured credit facility, partially offset by $23.2 million of net repayments of short-term borrowings, $19.9 million of cash payments for common stock repurchases and $13.7 million of payments to satisfy tax withholding obligations associated with share-based compensation. Net cash provided by financing activities in the three months ended March 31, 2018 included $214.6 million of net borrowings under our senior secured credit facility, partially offset by $173.9 million of cash payments for common stock repurchases and $12.6 million of payments to satisfy tax withholding obligations associated with share-based compensation.
Stock Repurchases
During the three months ended March 31, 2019 and 2018, we repurchased 0.4 million and 5.0 million shares of our common stock in the open market at a cost of $12.0 million and $173.9 million. During 2018, we repurchased 13.9 million shares of our common stock in the open market at a cost of $451.3 million. Our policy is to record a stock repurchase as of the trade date; however, the payment of cash related to a repurchase is made on the settlement date of the trade. During the three months ended March 31, 2019 and 2018, cash payments related to stock repurchases were $19.9 million and $173.9 million. As of March 31, 2019, $286.8 million remained under our current repurchase program. For additional detail about our stock repurchases, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements.
Dividends
On December 6, 2018, we declared a cash dividend of $0.04 per share of our common stock, or $5.8 million, which was paid on January 16, 2019 to stockholders of record as of January 2, 2019. Additionally, on March 21, 2019, we declared an additional cash dividend of $0.04 per share of our common stock, or $5.9 million, which was paid on April 19, 2019 to stockholders of record as of April 5, 2019.
Holders of restricted stock units on the record dates received a cash dividend equivalent payment on the payment dates, and holders of unearned and unvested performance units are entitled to cash dividend equivalent payments to the extent such performance units become earned and vest. Cash dividend equivalents related to certain vested and unvested equity awards that have been deferred pursuant to the terms of a deferred compensation plan maintained by Quanta are recorded as liabilities in such plans until the deferred awards are distributed. Additionally, holders of exchangeable shares of certain of our Canadian subsidiaries on the record date were paid a cash dividend of $0.04 per exchangeable share as of the payment date. At December 31, 2018 and March 31, 2019, we accrued $5.8 million and $5.9 million for cash dividends and cash dividend equivalents, and subsequently paid the substantial majority of these amount on the applicable payment dates.

The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, as discussed in Debt Instruments - Senior Secured Credit Facility below, our credit agreement restricts the payment of cash dividends unless certain conditions are met.
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
On October 10, 2018, we borrowed the full amount of the term loan facility and used all of such proceeds to repay outstanding revolving loans. As of March 31, 2019, we had $1.37 billion of outstanding borrowings under the credit agreement, which included $585.0 million borrowed under the term loan facility and $787.1 million of outstanding revolving loans. Of the total outstanding borrowings, $1.21 billion were denominated in U.S. dollars, $123.6 million were denominated in Canadian dollars and $36.2 million were denominated in Australian dollars. We also had $385.0 million of letters of credit and bank guarantees issued under our revolving credit facility, of which $240.6 million were denominated in U.S. dollars and $144.4 million were denominated in currencies other than the U.S. dollar, primarily Canadian and Australian dollars. The remaining $812.9 million of available commitments under the credit facility was available for loans or issuing new letters of credit and bank guarantees.
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

The credit agreement contains certain covenants, including (i) a maximum Consolidated Leverage Ratio of 3.0 to 1.0 (except that in connection with certain permitted acquisitions in excess of $200.0 million, such ratio is 3.5 to 1.0 for the fiscal quarter in which the acquisition is completed and the two subsequent fiscal quarters) and (ii) a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0. As of March 31, 2019, we were in compliance with all of the covenants under the credit agreement.
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
Off-Balance Sheet Transactions
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include certain obligations relating to our investments and joint venture arrangements, liabilities associated with non-cancelable operating leases, letters of credit obligations, surety guarantees related to performance bonds, committed expenditures to purchase equipment and certain multiemployer pension plan liabilities. See Contractual Obligations below and Note 11 of the Notes to Consolidated Financial Statements in Item 1. Financial Statements for a description of these arrangements.

Contractual Obligations
The following table summarizes our future contractual obligations as of March 31, 2019, excluding amounts discussed below related to unrecognized tax benefits, multiemployer pension plan obligations, interest associated with letters of credit and bank guarantees, commitment fees under our senior secured credit facility, commitments associated with our insurance liabilities and acquisition-related contingent consideration liabilities (in thousands):

	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter

Long-term debt - principal (1)	$1,376,334	$24,314	$30,395	$30,395	$1,289,946	$395	$889
Long-term debt - cash interest (2)	120	91	29	—	—	—	—
Short-term debt (3)	11,264	11,264	—	—	—	—	—
Operating lease obligations (4)	313,941	79,484	82,627	56,831	35,537	22,310	37,152
Finance lease obligations (5)	1,820	1,130	291	267	97	33	2
Short-term lease obligations (6)	18,576	17,938	638	—	—	—	—
Equipment purchase commitments (7)	44,039	44,039	—	—	—	—	—
Capital commitment related to investments in unconsolidated affiliates (8)	1,647	1,647	—	—	—	—	—
Total contractual obligations	$1,767,741	$179,907	$113,980	$87,493	$1,325,580	$22,738	$38,043
_______________________________________

(1)
We had $1.37 billion of outstanding borrowings under the credit agreement, which included $585.0 million borrowed under the term loan facility and $787.1 million of outstanding revolving loans, both of which bear interest at variable market rates. Assuming the principal amount outstanding at March 31, 2019 remained outstanding and the interest rate in effect at March 31, 2019 remained the same, the annual cash interest expense with respect to our senior secured credit facility would be approximately $53.5 million, payable until October 31, 2022, the maturity date of the facility. Additionally, in connection with the term loan, we are required to make quarterly principal payments of $7.5 million on the last business day of each March, June, September and December and pay the remaining balance on the maturity date for the facility.

(2)	Amount represents cash interest expense on our fixed-rate long-term debt, which excludes our senior secured credit facility.

(3)	Amount was recorded on our March 31, 2019 condensed consolidated balance sheet.
(4) Amounts represent undiscounted operating lease obligations at March 31, 2019. The operating lease obligations recorded on our March 31, 2019 condensed consolidated balance sheet represent the present value of these amounts.

(5)
Amounts represent undiscounted finance lease obligations at March 31, 2019. The finance lease obligations recorded on our March 31, 2019 condensed consolidated balance sheet represent the present value of these amounts.

(6)
Amounts represent short-term lease obligations that are not recorded on our March 31, 2019 condensed consolidated balance sheet due to our accounting policy election. Month-to-month rental expense associated primarily with certain equipment rentals is excluded from these amounts because we are unable to accurately predict these future rental amounts.

(7)
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

(8)
Amount represents outstanding capital commitments associated with investments in unconsolidated affiliates. An additional capital commitment of $0.7 million is anticipated to be paid by May 31, 2022; however, we have excluded this capital commitment from the Contractual Obligations table because we are unable to determine the timing of this payment. Additionally, during the year ended December 31, 2017, we formed a partnership with select investors that provides up to $1.0 billion of capital, including approximately $80.0 million from us, available to invest in certain specified types of infrastructure projects through August 2024. As of March 31, 2019, Quanta had contributed $15.1 million to this partnership in connection with certain investments and the payment of management fees. Because we are not obligated to invest this amount and are unable to determine the timing of any such investments, we have excluded this capital commitment from the Contractual Obligations table.

Unrecognized Tax Benefits
Quanta and certain subsidiaries remain under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods. We believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $5.9 million as a result of settlement of these examinations or the expiration of certain statute of limitations periods.

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
Letters of Credit and Bank Guarantee Fees and Commitment Fees
We have excluded from the Contractual Obligations table interest associated with letters of credit and bank guarantees and commitment fees under our senior secured credit facility because the outstanding letters of credit and bank guarantees, availability and applicable interest rates and fees are variable. Assuming that the amount of letters of credit and bank guarantees outstanding and the interest rate as of March 31, 2019 remained the same, the annual cash interest expense for our letters of credit and bank guarantees would be approximately $4.6 million. For additional information regarding our letters of credit and bank guarantees and the interest rates and fees associated with these items and our borrowings under our senior secured credit facility, see Liquidity and Capital Resources — Debt Instruments above.
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

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of March 31, 2019 and December 31, 2018, the gross amount accrued for insurance claims totaled $268.7 million and $272.9 million, with $200.8 million and $210.1 million considered to be long-term and included in “Insurance and other non-current liabilities.” Related insurance recoveries/receivables as of March 31, 2019 and December 31, 2018 were $35.8 million and $56.5 million, of which $0.4 million and $0.3 million were included in “Prepaid expenses and other current assets” and $35.4 million and $56.2 million were included in “Other assets, net.”
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
Contingent Consideration Liabilities
We have excluded from the Contractual Obligations table acquisition-related contingent consideration liabilities, which represent the estimated fair value of future amounts payable to the former owners of certain acquired businesses, because the amounts have not been earned and we are unable to determine the portion of the liabilities that will be settled in cash and the exact timing of any such payments as of March 31, 2019. Payment of such consideration is contingent upon achievement of certain performance objectives by the acquired businesses, and the fair value of such consideration is estimated by management based on entity-specific assumptions that are evaluated on an ongoing basis. As of March 31, 2019 and December 31, 2018, the aggregate fair value of these outstanding and unearned contingent consideration liabilities totaled $70.7 million and $70.8 million, all of which was included in “Insurance and other non-current liabilities” on our condensed consolidated balance sheets. Because acquisition-related contingent consideration liabilities are contingent upon future events, we include these liabilities in the Contractual Obligations table when the contingencies are resolved. We expect a significant portion of these liabilities to be settled by late 2020 or early 2021.
The fair values of the contingent consideration liabilities as of March 31, 2019 were primarily determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs including a discount rate and an expected volatility factor for each acquisition. The expected volatility factors ranged from 22.2% to 30.0% based on historical asset volatility of selected guideline public companies. Depending on contingent consideration payment terms, the present values of the estimated payments are discounted based on a risk-free rate and/or our cost of debt, ranging from 2.1% to 3.9%.The fair value determinations incorporate significant inputs not observable in the market. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3), as further described in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability.
The majority of our contingent consideration liabilities are subject to a maximum payment amount, which totaled $157.3 million as of March 31, 2019. One contingent consideration liability is not subject to a maximum payout amount, and that liability had a fair value of $1.0 million as of March 31, 2019.
Our aggregate contingent consideration liabilities can change due to additional business acquisitions, payments to settle outstanding liabilities, changes in the fair value of amounts owed based on actual or forecasted performance, and foreign currency translation gains or losses. During the three months ended March 31, 2019, we recognized net decreases in the fair value of contingent consideration liabilities of $0.1 million, which were reflected in “Change in fair value of contingent consideration liabilities” on our consolidated statements of operations. There were no changes in fair value of contingent consideration liabilities in the three months ended March 31, 2018.
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
PG&E Bankruptcy. On January 29, 2019, one of our largest customers, PG&E, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, as amended. We are monitoring the bankruptcy proceeding and evaluating the treatment of, and potential claims related to, our pre-petition receivables. As of the bankruptcy filing date, we had approximately $157 million of billed and unbilled receivables, which remained unpaid as of March 31, 2019. Subsequent to March 31, 2019, the bankruptcy court approved the assumption by PG&E of two substantial contracts with a subsidiary of Quanta, which authorizes PG&E to pay approximately $116 million of pre-petition receivables due under those contracts. As a result of the contract assumptions, we expect to receive payment of the $116 million in the near term. We also believe we will ultimately collect the remaining approximately $41 million of pre-petition receivables, and that amount has been classified as non-current within “Other assets, net” in our condensed consolidated balance sheet as of March 31, 2019. However, the ultimate outcome of the bankruptcy proceeding is uncertain, and our belief regarding collection of the remaining receivables is based on a number of assumptions that are potentially subject to change as the proceeding progresses. Should any of those assumptions change, the amount collected could be materially less than the amount of the remaining receivables. Additionally, we are continuing to perform services for PG&E while the bankruptcy case is ongoing and believe that amounts billed for post-petition services will continue to be collected in the ordinary course of business.
At March 31, 2019 and December 31, 2018, no customer represented 10% or more of our consolidated net receivable position. No customer represented 10% or more of our consolidated revenues for the three months ended March 31, 2019 and March 31, 2018.
Project Insurance Claim
In June 2018, while performing a horizontal directional drill and installing an underground gas pipeline, one of our subsidiaries experienced a partial collapse of a borehole. Subsequent to the incident, we have been working with our customer to mitigate the impact of the incident and to complete the project; however, we have encountered additional challenges due to the collapsed borehole. As required by the contract, the customer procured certain insurance coverage for the project, with our subsidiary as an additional insured. We believe the incident is covered under such insurance and are working collaboratively with the customer to pursue insurance claims with the customer’s insurance carriers. To the extent such claims are not successful, we would expect to pursue contractual relief from the customer.
As of March 31, 2019, we recorded an insurance receivable of $45.8 million in accordance with GAAP related to accounting for insurance claims and potential recoveries. The amount represents a portion of the insurance claims being pursued as of such date. We expect the insurance claims and the amount of the insurance receivable to increase in future periods as mitigation activities continue. The mitigation plan remains subject to inherent risks associated with underground pipeline installation, which could cause the costs to mitigate the incident to increase materially. The project is ongoing and the final amount of the insurance claims is not currently known. However, Quanta’s claims associated with the project, including both insurance claims and potential contractual claims, will be substantially in excess of the currently recognized receivable. To the extent we are unsuccessful in realizing insurance or contractual recoveries, additional charges to operating results, which could be material, would be required.
Legal Proceedings
We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Notes 11 and 14 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I for additional information regarding litigation, claims and other legal proceedings.
Related Party Transactions
In the normal course of business, we enter into transactions from time to time with related parties. Our significant related party transactions typically involve real property and facility leases with prior owners of certain acquired companies.

Critical Accounting Policies Update
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the consolidated financial statements are published and the reported amounts of revenues and expenses recognized during the periods presented. Our critical accounting estimates are detailed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2018 Annual Report. Significant changes to our critical accounting policies as a result of adopting new guidance related to leases effective January 1, 2019 are referenced below:
Leases
See Leases in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report for information on the new accounting standard related to leases.
Outlook
We believe there are growth opportunities across the industries we serve and continue to have a positive long-term outlook. Overall, favorable end-market drivers have spurred demand for infrastructure services in both our Electric Power Infrastructure Services and Pipeline and Industrial Infrastructure Services segments, and we believe both segments are generally in a multi-year up-cycle. Additionally, the traditional electric utility model has evolved since our inception, with many long-standing customers shifting their focus from fossil fuel-based electric power generation to an advanced integrated utility model primarily concentrated on electric transmission and distribution investment and increasing their focus on gas distribution and ownership of pipeline infrastructure. We have strategically adapted our business over time to respond to these changes, which allows us to collaborate with our customers and create unique solutions that benefit end users. We are focused on long-term profitable growth and continuing to distinguish ourselves through safe execution and best-in-class field leadership. Although not without risks and challenges, including those discussed below and in Uncertainty of Forward-Looking Statements and Information and referenced in Item 1A. Risk Factors of Part II of this Quarterly Report, we believe, with our full-service operations, broad geographic reach, financial position and technical expertise, we are well-positioned to capitalize on opportunities and trends in the industries we serve.
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
As demand for power increases, we expect the need for new power generation facilities to also increase. The development of such facilities, expected to be powered by certain traditional energy sources and renewable energy sources such as solar and wind, would necessitate new or expanded transmission infrastructure to transport power to demand centers. Furthermore, we anticipate that the access to low cost natural gas resources from unconventional shale formations in the United States and Canada will continue to increase the amount of electricity generated by natural gas-powered plants. To the extent this dynamic continues, transmission and substation infrastructure will be needed to interconnect new natural gas-fired generation facilities. We also anticipate that modification and reengineering of existing transmission and substation infrastructure will be required as existing coal and nuclear generation facilities are retired or shut down.
With respect to distribution systems, a number of utilities are implementing system upgrades or hardening programs in response to severe weather events that have occurred over the past several years, such as hurricanes, which is increasing distribution investment in some regions of the United States. Similarly, California and other regions in the west are implementing system resiliency initiatives to prevent and manage the impact of wildfires on their transmission and distribution infrastructure. We also anticipate that utilities will continue to integrate smart grid technologies into their distribution systems over time to improve grid management and create efficiencies. Further, to the extent adoption of electrical vehicle technology increases, we believe upgrades to distribution and other electrical infrastructure will be required to accommodate increased load demand.

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
Despite these positive trends, the regulatory and environmental permitting processes remain a hurdle for some proposed transmission and renewable energy projects, and these factors continue to create uncertainty as to timing of projects and customer spending. In the near term, margins for our electric power infrastructure services operations have been impacted by regulatory and permitting delays and unfavorable economic and market conditions, particularly for larger transmission projects. We anticipate many of these issues to be resolved over the long term, and we expect this segment’s backlog to remain strong during the remainder of 2019.
Our customers are also seeking additional specialized labor resources to address an aging utility workforce and labor availability issues, increasing pressure to reduce costs and improve reliability, and increasing duration and complexity of customer capital programs. We believe these trends will continue, possibly to the point where customer demand for labor resources will outpace the supply of industry resources. Our ability to take advantage of available opportunities is limited by our ability to employ, train and retain the necessary skilled personnel. We are taking proactive steps to develop our workforce, including through strategic relationships with universities, the military and unions; the expansion and development of our training facility, which provides classroom and on-the-job training programs; and the acquisition and development of our postsecondary educational institution, which specializes in pre-apprenticeship training, apprenticeship training and specialized utility task training for electric workers, and includes curriculum for the gas distribution and communications industries. Although we believe these initiatives will help address workforce needs, meeting our customers’ demand for labor resources could remain challenging.
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
We believe, looking at trends and estimates for process facility utilization rates and overall refining capacity, North America will be the largest downstream maintenance market in the world over the next several years. Furthermore, we believe processing facilities located along the U.S. Gulf Coast region should have certain strategic advantages due to their access and proximity to affordable hydrocarbon resources. While our high-pressure and critical-path turnaround services can be negatively impacted in any given year or period by severe weather events along the U.S. Gulf Coast region, these services, as well as our capabilities with respect to instrumentation, high-voltage and other electrical services, piping, fabrication and storage, and other industrial services, have favorable near-term industry drivers and are expected to have longer-term opportunities. Additionally, a number of larger pipeline projects from the North American shale formations and Canadian oil sands to power plants, refineries and other demand centers are in various stages of development. While there is risk the projects will not move forward or could be delayed, we believe many of our customers remain committed to them given the cost and time required to move from conception to construction.
Furthermore, due to its abundant supply and current low price, we believe demand for North American natural gas will continue to increase in the future and that natural gas will remain a fuel of choice for both primary power generation and backup power generation for renewable-driven power plants. In certain areas of North America, the existing pipeline system infrastructure is insufficient to support this expected future development. Furthermore, the abundance of affordable natural gas in the United States, Canada and Australia has also resulted in efforts to develop liquefied natural gas (LNG) export facilities to serve higher-price international markets, which could provide pipeline and related facilities development opportunities for us. Although fluctuating commodity prices, regulatory issues and changing economic conditions may impact the number of projects that ultimately move forward, we believe our comprehensive service offerings and broad geographic presence enable us to competitively pursue opportunities that become available.
Despite these positive trends, regulatory and environmental permitting challenges and political and legal challenges have caused the delay of some larger pipeline projects during the past several years. These dynamics negatively impacted our segment margins in recent years, in part as a result of our inability to adequately cover certain fixed costs. Margins for larger pipeline projects are also subject to significant performance risk, which can arise from, among other things, adverse weather conditions, challenging geography, customer decisions and crew productivity. Specific opportunities for larger pipeline projects are also sometimes difficult to predict because of the seasonality of bidding and construction cycles.
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
Overall, we remain optimistic about this segment’s operations. Over the past several years we have taken steps to diversify and expand our operations in this segment, with services such as pipeline integrity, natural gas distribution, and downstream industrial services, to better withstand various end-market cyclicality. Additionally, from a near- and medium-term perspective, we continue to believe that larger pipeline project opportunities can provide significant profitability, although these projects are often subject to more cyclicality and execution risk than our other service offerings.
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
Uncertainty of Forward-Looking Statements and Information
This Quarterly Report includes “forward-looking statements” reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected revenues, net income, earnings per share, margins, weighted average shares outstanding, capital expenditures, tax rates and other projections of operating or financial results;

•	Expectations regarding our business or financial outlook, growth, trends or opportunities in particular markets;

•	The expected value of contracts or intended contracts with customers;

•	The scope, services, term or results of any projects awarded or expected to be awarded to us;

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

•	The successful negotiation, execution, performance and completion of anticipated, pending and existing contracts, including the ability to obtain future project awards;

•	Our dependence on suppliers, subcontractors, equipment manufacturers and other third-party contractors;

•	Estimates relating to revenue recognition and costs associated with contracts;

•	Our ability to attract and the potential shortage of skilled employees and our ability to retain key personnel and qualified employees;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to these contracts;

•	Adverse weather conditions or significant weather events, including hurricanes, tropical storms and floods;

•	Risks associated with operational hazards that arise due to the nature of the services we provide and the conditions in which we operate;

•	Our ability to generate internal growth;

•	Competition in our business, including our ability to effectively compete for new projects and market share;

•	The effect of natural gas, natural gas liquids and oil prices on our operations and growth opportunities and on our customers’ capital programs and demand for our services;

•	The future development of natural resources;

•	The failure of existing or potential legislative actions and initiatives to result in demand for our services;

•	Fluctuations of prices of certain materials used in our business, including as a result of the imposition of tariffs or changes in U.S. trade relationships with other countries;

•
Unexpected costs or liabilities that may arise from pending or threatened litigation, indemnity obligations or other claims or actions asserted against us, including liabilities, costs, fines or penalties for which we are not covered by, or are in excess of our third-party insurance;

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

•
Risks associated with operating in international markets, including instability of foreign governments, currency exchange fluctuations, and compliance with unfamiliar foreign legal systems and cultural practices, the U.S. Foreign

Corrupt Practices Act and other applicable anti-bribery and anti-corruption laws , and complex U.S. and foreign tax regulations and international treaties;

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

•
The other risks and uncertainties described elsewhere herein and in Item 1A. Risk Factors of Part I of our 2018 Annual Report and as may be detailed from time to time in our other public filings with the SEC.

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
The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and currency exchange rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our 2018 Annual Report. Our primary exposure to market risk relates to unfavorable changes in concentration of credit risk, interest rates and currency exchange rates.
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
In addition, we grant credit under normal payment terms, generally without collateral, and therefore are subject to potential credit risk related to our customers’ inability to pay for services provided. For example, in January 2019 one of our customers, PG&E, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, as amended. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Concentration of Credit Risk for additional information regarding our pre-petition receivables and this bankruptcy matter. Furthermore, the risk of nonpayment may be heightened as a result of depressed economic and financial market conditions. We believe the concentration of credit risk related to billed and unbilled receivables and contract assets is limited because of the diversity of our customers, and we perform ongoing credit risk assessments of our customers and financial institutions and in some cases obtain collateral or other security from our customers.
Interest Rate Risk. As of March 31, 2019, we had no derivative financial instruments to manage interest rate risk. As such, we were exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of March 31, 2019, the fair value of our variable rate debt of $1.37 billion approximated book value. Our weighted average interest rate on our variable rate debt for the three months ended March 31, 2019 was 3.92%. The annual effect on our pretax earnings of a hypothetical 50 basis point increase or decrease in variable interest rates would be approximately $6.9 million based on our March 31, 2019 balance of variable rate debt.
Foreign Currency Risk.  The U.S. dollar is the functional currency for the majority of our operations, which are primarily located within the United States. The functional currency for our foreign operations, which are primarily located in Canada, Australia and Latin America, is typically the currency of the country in which the foreign operating unit is located. Accordingly, our financial performance is subject to fluctuation due to changes in foreign currency exchange rates relative to the U.S. dollar. During the three months ended March 31, 2019, revenues from our foreign operations accounted for 21.6% of our consolidated revenues. Fluctuations in foreign exchange rates during the three months ended March 31, 2019 caused a decrease of approximately $31 million in foreign revenues compared to the three months ended March 31, 2018.
We are also subject to foreign currency risk with respect to sales, purchases and borrowings that are denominated in a currency other than the respective functional currencies of our operating units. To minimize the risk from changes in foreign currency exchange rates, we may enter into foreign currency derivative contracts to hedge our foreign currency risk on a cash flow basis. There were no outstanding foreign currency derivative contracts at March 31, 2019.
We also have foreign exchange risk related to cash and cash equivalents in foreign banks. Based on the balance of cash and cash equivalents in foreign banks of $27.7 million as of March 31, 2019, an assumed 5% adverse change to foreign exchange rates would result in a fair value decline of $1.0 million. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity.

Item 4.	Controls and Procedures.
Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of Quanta’s Chief Executive Officer and Chief Financial Officer that are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This item includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
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

Based on this evaluation, these officers have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Evaluation of Internal Control over Financial Reporting
Effective January 1, 2019, we adopted Accounting Standards Codification Topic 842, Leases. In connection with the adoption of this standard, we implemented certain revisions to internal controls related to our lease processes during the quarter ended March 31, 2019. There have been no other changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1.  Legal Proceedings.
We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Notes 11 and 14 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report, which are incorporated by reference in this Item 1, for additional information regarding litigation, claims and other legal proceedings.
Item 1A.  Risk Factors.
As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Item 1A. Risk Factors of Part I of our 2018 Annual Report. Our business is subject to a variety of risks and uncertainties, and when considering an investment in our company, you should carefully consider all of the risk factors described herein and in our 2018 Annual Report. The matters specifically identified are not the only risks and uncertainties facing our company, and additional risks and uncertainties not known to us or not specifically identified may also impair our business. If any of these risks and uncertainties occur, our business, financial condition, results of operations and cash flows could be negatively impacted, which could negatively impact the value of an investment in our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
During the three months ended March 31, 2019, we issued 449,929 shares of our common stock to the former owner of an acquired business in exchange, on a one-for-one basis, for exchangeable shares in a Canadian subsidiary of Quanta that were held by the former owner. The former owner originally received the exchangeable shares as partial consideration for the sale of the acquired business. The shares of common stock issued in this transaction were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the shares were issued to the owner of a business acquired in a privately negotiated transaction not involving any public offering or solicitation.
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

Issuer Purchases of Equity Securities During the First Quarter of 2019
The following table contains information about our purchases of equity securities during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(1)
January 1-31, 2019
Open Market Stock Repurchases (1)	268,200	$29.83	268,200	$290,709,011
Tax Withholdings (2)	25,175	$30.10	—
February 1-28, 2019
Open Market Stock Repurchases(1)	—	$—	—	$290,709,011
Tax Withholdings (2)	379,501	$35.97	—
March 1-31, 2019
Open Market Stock Repurchases(1)	107,336	$36.83	107,336	$286,756,122
Tax Withholdings (2)	22,941	$37.15	—
Total	803,153		375,536	$286,756,122
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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6.	Exhibits.

Exhibit No.		Description
3.1		Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed March 26, 2019 and incorporated herein by reference)
3.2
Certificate of Retirement and Elimination of Series F Preferred Stock of Quanta Services, Inc. (previously filed as Exhibit 3.2 to the Company’s Form 8-K filed March 26, 2019 and incorporated herein by reference)

3.3		Certificate of Elimination of Series G Preferred Stock of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K filed March 26, 2019 and incorporated herein by reference)
3.4		Bylaws of Quanta Services, Inc., as amended and restated December 6, 2018 (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed December 11, 2018 and incorporated herein by reference)
10.1
Quanta Services, Inc. Term Sheet for 2019 Annual Incentive Plan – Corporate Employees, Quanta Services, Inc. Term Sheet for 2019 Senior Leadership Long-Term Incentive Plan and Quanta Services, Inc. Term Sheet for 2019 Discretionary Plan – All Employees (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed March 14, 2019 and incorporated herein by reference)

10.2		Amendment No. 4 to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.6 to the Company’s Form 8-K filed March 14, 2019 and incorporated herein by reference)
31.1	*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	*	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	*	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

_______________________________________

*	Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTA SERVICES, INC.

By:	/s/ JERRY K. LEMON
Jerry K. Lemon Chief Accounting Officer
(Principal Accounting Officer)

Dated: May 6, 2019