Form 10-Q
period 2019-09-30
QUANTA SERVICES, INC.
filed 2019-11-01
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of October 29, 2019, the number of outstanding shares of Common Stock of the registrant was 142,293,582. As of the same date 36,183 exchangeable shares of a Canadian subsidiary of the Registrant were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$80,044	$78,687
Accounts receivable, net of allowances of $7,683 and $5,839	3,188,328	2,354,737
Contract assets	652,915	576,891
Inventories	67,039	107,732
Prepaid expenses and other current assets	313,601	208,057
Total current assets	4,301,927	3,326,104
Property and equipment, net of accumulated depreciation of $1,203,887 and $1,092,440	1,390,209	1,276,032
Operating lease right-of-use assets	289,267	—
Other assets, net	449,218	293,592
Other intangible assets, net of accumulated amortization of $414,153 and $372,081	431,563	280,180
Goodwill	2,002,909	1,899,879
Total assets	$8,865,093	$7,075,787
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term debt	$75,751	$65,646
Current portion of operating lease liabilities	93,506	—
Accounts payable and accrued expenses	1,648,079	1,314,520
Contract liabilities	540,187	425,961
Total current liabilities	2,357,523	1,806,127
Long-term debt, net of current maturities	1,810,480	1,040,532
Operating lease liabilities, net of current portion	197,896	—
Deferred income taxes	279,858	219,115
Insurance and other non-current liabilities	310,129	404,560
Total liabilities	4,955,886	3,470,334
Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 159,347,049 and 157,333,046 shares issued, and 142,273,922 and 141,103,900 shares outstanding	2	2
Exchangeable shares, no par value, 36,183 and 486,112 shares issued and outstanding	—	—
Series G Preferred Stock, $.00001 par value, 0 and 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	2,014,838	1,967,354
Retained earnings	2,743,498	2,477,291
Accumulated other comprehensive loss	(264,113)	(286,048)
Treasury stock, 17,073,127 and 16,229,146 common shares	(586,819)	(554,440)
Total stockholders’ equity	3,907,406	3,604,159
Non-controlling interests	1,801	1,294
Total equity	3,909,207	3,605,453
Total liabilities and equity	$8,865,093	$7,075,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$3,352,895	$2,985,281	$8,999,353	$8,059,205
Cost of services (including depreciation)	2,879,450	2,559,451	7,842,422	6,998,956
Gross profit	473,445	425,830	1,156,931	1,060,249
Selling, general and administrative expenses	245,010	224,040	700,862	645,566
Amortization of intangible assets	15,264	10,623	40,544	31,535
Change in fair value of contingent consideration liabilities	3,777	(1,394)	8,064	(7,673)
Operating income	209,394	192,561	407,461	390,821
Interest expense	(18,369)	(9,219)	(48,066)	(25,175)
Interest income	186	322	762	1,128
Other income (expense), net	717	(15,498)	66,197	(37,899)
Income before income taxes	191,928	168,166	426,354	328,875
Provision for income taxes	54,906	43,267	139,838	90,659
Net income	137,022	124,899	286,516	238,216
Less: Net income attributable to non-controlling interests	954	348	2,616	1,686
Net income attributable to common stock	$136,068	$124,551	$283,900	$236,530

Earnings per share attributable to common stock:
Basic	$0.93	$0.82	$1.95	$1.54
Diluted	$0.92	$0.81	$1.93	$1.52

Shares used in computing earnings per share:
Weighted average basic shares outstanding	145,913	152,562	145,654	154,087
Weighted average diluted shares outstanding	147,438	153,687	147,074	155,198

Cash dividends declared per common share	$0.04	$—	$0.12	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$137,022	$124,899	$286,516	$238,216
Other comprehensive income (loss), net of tax provision:
Foreign currency translation adjustment, net of tax of $0, $0, $0 and $0	(12,778)	10,838	21,976	(34,299)
Other, net of tax of $17, $0, $28 and $0	(6)	—	(41)	—
Other comprehensive income (loss)	(12,784)	10,838	21,935	(34,299)
Comprehensive income	124,238	135,737	308,451	203,917
Less: Comprehensive income attributable to non-controlling interests	954	348	2,616	1,686
Total comprehensive income attributable to common stock	$123,284	$135,389	$305,835	$202,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cash Flows from Operating Activities:
Net income	$137,022	$124,899	$286,516	$238,216
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation	55,562	51,543	161,589	150,296
Amortization of intangible assets	15,264	10,623	40,544	31,535
Change in fair value of contingent consideration liabilities	3,777	(1,394)	8,064	(7,673)
Equity in (earnings) losses of unconsolidated affiliates	(1,931)	17,835	(64,078)	42,976
Amortization of debt issuance costs	466	287	1,282	863
(Gain) loss on sale of property and equipment	(992)	(340)	(3,462)	1,605
Foreign currency (gain) loss	1,383	(168)	2,603	(237)
Provision for doubtful accounts	773	2,151	4,012	3,135
Deferred income tax provision (benefit)	4,167	(7,391)	48,298	6,114
Non-cash stock-based compensation	13,584	11,631	41,080	39,803
Bargain purchase gain	—	—	(3,138)	—
Changes in operating assets and liabilities, net of non-cash transactions	(137,908)	(170,572)	(623,557)	(285,016)
Net cash provided by (used in) operating activities	91,167	39,104	(100,247)	221,617
Cash Flows from Investing Activities:
Capital expenditures	(66,244)	(74,144)	(207,645)	(222,735)
Proceeds from sale of property and equipment	4,854	5,642	24,247	18,635
Proceeds from insurance settlements related to property and equipment	490	145	501	510
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(329,832)	(48,683)	(385,165)	(94,917)
Investments in unconsolidated affiliates and other entities	(1,065)	(19,391)	(38,995)	(20,960)
Cash received from investments in unconsolidated affiliates and other entities	—	—	—	784
Cash paid for intangible assets	—	—	(67)	(3,000)
Net cash used in investing activities	(391,797)	(136,431)	(607,124)	(321,683)
Cash Flows from Financing Activities:
Borrowings under credit facility	2,118,501	855,831	4,834,014	2,893,224
Payments under credit facility	(1,789,924)	(743,162)	(4,038,762)	(2,605,092)
Payments on other long-term debt	(1,356)	(336)	(1,839)	(1,067)
Net repayments of short-term debt, net of borrowings	(11,171)	7,124	(27,087)	20,066
Debt issuance and amendment costs	(2,036)	—	(2,036)	—
Distributions to non-controlling interests	(489)	(1,275)	(2,109)	(2,942)
Payments related to tax withholding for stock-based compensation	(611)	(464)	(15,955)	(14,668)
Payments of dividends	(5,803)	—	(17,385)	—
Repurchase of common stock	—	(26,755)	(20,092)	(216,661)
Net cash provided by financing activities	307,111	90,963	708,749	72,860

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(87)	(199)	(123)	1,605
Net increase (decrease) in cash, cash equivalents and restricted cash	6,394	(6,563)	1,255	(25,601)
Cash, cash equivalents and restricted cash, beginning of period	78,117	124,737	83,256	143,775
Cash, cash equivalents and restricted cash, end of period	$84,511	$118,174	$84,511	$118,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

									Accumulated
			Exchangeable		Series G		Additional		Other		Total
	Common Stock		Shares		Preferred Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2018	141,103,900	$2	486,112	$—	1	$—	$1,967,354	$2,477,291	$(286,048)	$(554,440)	$3,604,159	$1,294	$3,605,453
Other comprehensive income	—	—	—	—	—	—	—	—	18,847	—	18,847	—	18,847
Stock-based compensation activity	903,082	—	—	—	—	—	17,151	—	—	(19,052)	(1,901)	—	(1,901)
Exchange of exchangeable shares	449,929	—	(449,929)	—	—	—	—	—	—	—	—	—	—
Retirement of preferred stock	—	—	—	—	(1)	—	—	—	—	—	—	—	—
Common stock repurchases	(375,536)	—	—	—	—	—	—	—	—	(11,953)	(11,953)	—	(11,953)
Dividends declared	—	—	—	—	—	—	—	(5,896)	—	—	(5,896)	—	(5,896)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(528)	(528)
Net income	—	—	—	—	—	—	—	120,488	—	—	120,488	547	121,035
Balance, March 31, 2019	142,081,375	2	36,183	—	—	—	1,984,505	2,591,883	(267,201)	(585,445)	3,723,744	1,313	3,725,057
Other comprehensive income	—	—	—	—	—	—	—	—	15,872	—	15,872	—	15,872
Stock-based compensation activity	85,590	—	—	—	—	—	14,957	—	—	(761)	14,196	—	14,196
Dividends declared	—	—	—	—	—	—	—	(6,233)	—	—	(6,233)	—	(6,233)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(1,092)	(1,092)
Net income	—	—	—	—	—	—	—	27,344	—	—	27,344	1,115	28,459
Balance, June 30, 2019	142,166,965	2	36,183	—	—	—	1,999,462	2,612,994	(251,329)	(586,206)	3,774,923	1,336	3,776,259
Other comprehensive loss	—	—	—	—	—	—	—	—	(12,784)	—	(12,784)	—	(12,784)
Acquisitions	60,860	—	—	—	—	—	1,791	—	—	—	1,791	—	1,791
Stock-based compensation activity	46,097	—	—	—	—	—	13,585	—	—	(613)	12,972	—	12,972
Dividends declared	—	—	—	—	—	—	—	(5,564)	—	—	(5,564)	—	(5,564)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(489)	(489)
Net income	—	—	—	—	—	—	—	136,068	—	—	136,068	954	137,022
Balance, September 30, 2019	142,273,922	$2	36,183	$—	—	$—	$2,014,838	$2,743,498	$(264,113)	$(586,819)	$3,907,406	$1,801	$3,909,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

									Accumulated
			Exchangeable		Series G		Additional		Other		Total
	Common Stock		Shares		Preferred Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2017	153,342,326	$2	486,112	$—	1	$—	$1,889,356	$2,191,059	$(203,395)	$(85,451)	$3,791,571	$4,058	$3,795,629
Cumulative effect of accounting change	—	—	—	—	—	—	—	(1,757)	—	—	(1,757)	—	(1,757)
Other comprehensive loss	—	—	—	—	—	—	—	—	(25,014)	—	(25,014)	—	(25,014)
Acquisitions	379,817	—	—	—	—	—	13,549	—	—	—	13,549	—	13,549
Stock-based compensation activity	847,455	—	—	—	—	—	17,992	—	—	(16,690)	1,302	—	1,302
Common stock repurchases	(4,969,261)	—	—	—	—	—	—	—	—	(173,913)	(173,913)	—	(173,913)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(980)	(980)
Buyout of a non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(462)	(462)
Net income	—	—	—	—	—	—	—	37,614	—	—	37,614	997	38,611
Balance, March 31, 2018	149,600,337	2	486,112	—	1	—	1,920,897	2,226,916	(228,409)	(276,054)	3,643,352	3,613	3,646,965
Other comprehensive loss	—	—	—	—	—	—	—	—	(20,123)	—	(20,123)	—	(20,123)
Stock-based compensation activity	82,468	—	—	—	—	—	13,929	—	—	(870)	13,059	—	13,059
Common stock repurchases	(594,671)	—	—	—	—	—	—	—	—	(19,993)	(19,993)	—	(19,993)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(687)	(687)
Buyout of a non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(462)	(462)
Net income	—	—	—	—	—	—	—	74,365	—	—	74,365	341	74,706
Balance, June 30, 2018	149,088,134	2	486,112	—	1	—	1,934,826	2,301,281	(248,532)	(296,917)	3,690,660	2,805	3,693,465
Other comprehensive income	—	—	—	—	—	—	—	—	10,838	—	10,838	—	10,838
Acquisitions	299,851	—	—	—	—	—	9,333	—	—	—	9,333	—	9,333
Stock-based compensation activity	33,124	—	—	—	—	—	11,642	—	—	(455)	11,187	—	11,187
Common stock repurchases	(700,628)	—	—	—	—	—	—	—	—	(23,751)	(23,751)	—	(23,751)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(1,275)	(1,275)
Buyout of a non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(462)	(462)
Net income	—	—	—	—	—	—	—	124,551	—	—	124,551	348	124,899
Balance, September 30, 2018	148,720,481	$2	486,112	$—	1	$—	$1,955,801	$2,425,832	$(237,694)	$(321,123)	$3,822,818	$1,416	$3,824,234

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
Electric Power Infrastructure Services Segment
The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including the repair of infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and Quanta’s proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment provides services that support the development of renewable energy generation, including solar, wind and certain types of natural gas generation facilities, and related switchyards and transmission infrastructure. This segment also provides comprehensive communications infrastructure services to wireline and wireless telecommunications companies, cable multi-system operators and other customers within the communications industry (including services in connection with 5G wireless deployment); services in connection with the construction of electric power generation facilities; and the design, installation, maintenance and repair of commercial and industrial wiring. This segment also includes Quanta’s postsecondary educational institution, which specializes in pre-apprenticeship training, apprenticeship training and specialized utility task training for electric workers, and includes curriculum for the gas distribution and communications industries.
Pipeline and Industrial Infrastructure Services Segment
The Pipeline and Industrial Infrastructure Services segment provides comprehensive infrastructure solutions to customers involved in the development, transportation, distribution, storage and processing of natural gas, oil and other products. Services performed by the Pipeline and Industrial Infrastructure Services segment generally include the design, installation, repair and maintenance of pipeline transmission and distribution systems, gathering systems, production systems, storage systems and compressor and pump stations, as well as related trenching, directional boring and mechanized welding services. In addition, this segment’s services include pipeline protection, integrity testing, rehabilitation and replacement, and the fabrication of pipeline support systems and related structures and facilities for natural gas utilities and midstream companies. Quanta also provides high-pressure and critical-path turnaround services to the downstream and midstream energy markets and instrumentation and electrical services, piping, fabrication and storage tank services. To a lesser extent, this segment serves the offshore and inland water energy markets and designs, installs and maintains fueling systems and water and sewer infrastructure.
Acquisitions
During the nine months ended September 30, 2019, Quanta acquired The Hallen Construction Co., Inc. (Hallen), a pipeline and industrial services business located in the United States that specializes in gas distribution and transmission services, and to a lesser extent, underground electric distribution and transmission services; two specialty utility foundation and pole-setting contractors serving the southeast United States; an electric power specialty contracting business located in the United States that provides aerial power line and construction support services; a business located in the United States that provides technical training materials to electric utility workers; and an electrical infrastructure services business located in Canada. Beginning on the respective acquisition dates, the results of the acquired businesses have been included in Quanta’s consolidated financial statements, with the results of Hallen generally included in the Pipeline and Industrial Infrastructure Services segment and the other acquired businesses generally included in the Electric Power Infrastructure Services segment.
During the year ended December 31, 2018, Quanta acquired an electrical infrastructure services business specializing in substation construction and relay services, a postsecondary educational institution that provides training and programs for workers in the industries Quanta serves, and two communications infrastructure services businesses, all of which are located in the United States. Beginning on the respective acquisition dates, the results of the acquired businesses have been included in Quanta’s consolidated financial statements, generally within the Electric Power Infrastructure Services segment.

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
Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, equity and other investments, purchase price allocations, acquisition-related contingent consideration liabilities, multiemployer pension plan withdrawal liabilities, contingent liabilities associated with, among other things, legal proceedings and claims, parent guarantees and indemnity obligations, revenue recognition for construction contracts inclusive of contractual change orders and claims, estimated insurance claim recoveries, stock-based compensation, operating results of reportable segments, provision for income taxes, and uncertain tax positions.
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
Performance Obligations
A performance obligation is a promise in a contract with a customer to transfer a distinct good or service. Most of Quanta’s contracts are considered to have a single performance obligation whereby Quanta is required to integrate complex activities and equipment into a deliverable for a customer. For contracts with multiple performance obligations, Quanta allocates a portion of the total transaction price to each performance obligation using its best estimate of the standalone selling price of the distinct good or service associated with each performance obligation. Standalone selling price is estimated using the expected costs plus a margin approach.
At September 30, 2019, the aggregate transaction price allocated to unsatisfied or partially satisfied performance obligations was approximately $4.40 billion, of which 65.5% was expected to be recognized in the subsequent twelve months. This amount represents management’s estimate of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work has not yet begun. For purposes of calculating remaining performance obligations, Quanta includes all estimated revenues attributable to consolidated joint ventures and variable interest entities, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under MSAs and non-fixed price contracts expected to be completed within one year.
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
Contract costs include all direct materials, labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. The majority of the materials associated with Quanta’s work are owner-furnished, and therefore not included in contract revenues and costs. Additionally, Quanta may incur incremental costs to obtain certain contracts, such as selling and marketing costs, bid and proposal costs, sales commissions, and legal fees or initial set-up or mobilization costs, certain of which can be capitalized. Such costs were not material during the three and nine months ended September 30, 2019 and 2018.
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
As of September 30, 2019 and December 31, 2018, Quanta had recognized revenues of $150.4 million and $121.8 million related to change orders and claims included as contract price adjustments and that were in the process of being negotiated in the normal course of business. These aggregate amounts, which are included in “Contract assets” in the accompanying condensed consolidated balance sheets, represent management’s estimates of additional contract revenues that have been earned and are probable of collection. However, Quanta’s estimates could be incorrect, and the amount ultimately realized could be significantly higher or lower than the estimated amount.
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
Quanta’s operating results for the three months ended September 30, 2019 were favorably impacted by $29.2 million, or 6.2% of gross profit, as a result of aggregate changes in contract estimates related to projects that were in progress at June 30, 2019. Quanta’s operating results for the nine months ended September 30, 2019 were impacted by less than 5% as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2018.
Certain projects were materially impacted by changes to estimated contract revenues and/or project costs during the three and nine months ended September 30, 2019. Quanta successfully executed through project risks on a larger pipeline transmission project, which resulted in a reduction of estimated project costs and positively impacted gross profit related to work performed in prior periods by $22.2 million and $21.6 million during the three and nine months ended September 30, 2019. Quanta experienced unfavorable weather and labor-related impacts, as well as a project scope reduction, on an electric transmission project in southern California, which resulted in an increase in estimated project costs and a reduction in expected project earnings. These changes negatively impacted gross profit related to work performed in prior periods by $11.0 million and $20.4 million during the three and nine months ended September 30, 2019. As of September 30, 2019, this project had a contract value of approximately $400 million and was approximately 66% complete.
Quanta successfully completed an electric transmission project in Canada ahead of schedule during the three months ended March 31, 2019, which resulted in a reduction in estimated project costs and positively impacted gross profit related to work performed in prior periods by $30.1 million during the nine months ended September 30, 2019. Quanta experienced rework and start-up delays on a processing facility construction project, which resulted in additional estimated project costs and liquidated damages payable to the customer and negatively impacted gross profit related to work performed in prior periods by $24.3 million during the nine months ended September 30, 2019. As of September 30, 2019, this project had a contract value of approximately $141 million and was approximately 98% complete.
Quanta’s operating results for the three months ended September 30, 2018 were favorably impacted by $30.7 million, or 7.2% of gross profit, as a result of aggregate changes in contract estimates related to projects that were in progress at June 30, 2018. Quanta’s operating results for the nine months ended September 30, 2018 were impacted by less than 5% as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2017.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Certain projects were materially impacted by changes to estimated contract revenues and/or project costs during the three and nine months ended September 30, 2018. Quanta successfully executed through project procurement, winter schedule challenges and productivity risks on the electric transmission project in Canada discussed above, which resulted in reductions to the estimated project costs and positively impacted gross profit related to work performed in prior periods by $47.1 million and $47.2 million during the three and nine months ended September 30, 2018. Quanta experienced engineering and production delays on the processing facility construction project discussed above, which resulted in additional estimated project costs and liquidated damages payable to the customer and negatively impacted gross profit related to work performed in prior periods by $18.8 million and $20.6 million during the three and nine months ended September 30, 2018. Quanta also experienced a partial collapse of an underground borehole for a natural gas pipeline project, which resulted in additional estimated project costs and negatively impacted gross profit related to work performed in prior periods by $10.8 million and $7.6 million during the three and nine months ended September 30, 2018. See Insurance in Note 11 for additional information related to an estimated insurance recovery associated with this project. Additionally, a natural gas pipeline construction project experienced weather delays and project performance issues, which resulted in additional estimated project costs and negatively impacted gross profit related to work performed in prior periods by $6.2 million and $16.4 million during the three and nine months ended September 30, 2018.
Revenues by Category
The following tables present Quanta’s revenue disaggregated by geographic location and contract type for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
By primary geographic location:
United States	$2,872,923	85.7%	$2,317,643	77.7%	$7,635,462	84.9%	$6,223,507	77.2%
Canada	342,016	10.2%	522,618	17.5%	1,029,667	11.4%	1,376,149	17.1%
Australia	56,323	1.7%	75,055	2.5%	134,533	1.5%	308,392	3.8%
Latin America and Other	81,633	2.4%	69,965	2.3%	199,691	2.2%	151,157	1.9%
Total revenues	$3,352,895	100.0%	$2,985,281	100.0%	$8,999,353	100.0%	$8,059,205	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
By contract type:
Unit-price contracts	$1,241,851	37.1%	$1,082,858	36.3%	$3,157,545	35.1%	$2,714,441	33.7%
Cost-plus contracts	872,735	26.0%	$662,757	22.2%	$2,934,225	32.6%	$1,847,018	22.9%
Fixed price contracts	1,238,309	36.9%	1,239,666	41.5%	2,907,583	32.3%	3,497,746	43.4%
Total revenues	$3,352,895	100.0%	$2,985,281	100.0%	$8,999,353	100.0%	$8,059,205	100.0%

As described above, under unit-price contracts with more than an insignificant amount of partially completed units and fixed price contracts, revenue is recognized as performance obligations are satisfied over time, with the percentage completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 51.3% and 58.6% of Quanta’s revenues recognized during the three months ended September 30, 2019 and 2018 were associated with this revenue recognition method, and 50.8% and 56.0% of Quanta’s revenues recognized during the nine months ended September 30, 2019 and 2018 were associated with this revenue recognition method.
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
Contract assets and liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Contract assets	$652,915	$576,891
Contract liabilities	$540,187	$425,961

As referenced previously, contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end and variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings. The increase in contract assets from December 31, 2018 to September 30, 2019 was partially due to billing process changes for certain customers that impacted Quanta’s ability to timely invoice and collect for services performed. Additionally, a contract asset impairment of $29.4 million was recognized during the nine months ended September 30, 2019 in connection with a charge to earnings on a large telecommunications project in Peru that was terminated during the period. The increase in contract liabilities from December 31, 2018 to September 30, 2019 was primarily due to the timing and number of contracts that include advance billing terms.
Revenues were positively impacted by $28.4 million during the nine months ended September 30, 2019 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2018. During the nine months ended September 30, 2019, Quanta recognized revenue of approximately $359 million related to contract liabilities outstanding at December 31, 2018.
Current and Long-Term Accounts Receivable, Notes Receivable and Allowance for Doubtful Accounts
Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. The assessment of the allowance for doubtful accounts involves certain judgments and estimates regarding, among other factors, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions, the ongoing relationship with the customer and uncertainties related to the resolution of disputed matters. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. Quanta includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Material changes to a customer’s business, cash flows or financial condition, which may be impacted by negative economic and market conditions, could affect Quanta’s ability to collect amounts due. Should anticipated recoveries relating to receivables fail to materialize, including anticipated recoveries relating to existing bankruptcies or other workout situations, Quanta could experience reduced cash flows and losses in excess of current allowances provided. As of September 30, 2019 and December 31, 2018, Quanta had allowances for doubtful accounts on current receivables of $7.7 million and $5.8 million. See Note 11 for additional information related to the bankruptcy matter involving PG&E Corporation and its primary operating subsidiary, Pacific Gas and Electric Company (collectively PG&E), a significant customer of Quanta.
Long-term accounts receivable are included within “Other assets, net” in the accompanying condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018, long-term accounts receivable were $55.6 million and $25.9 million. Included in the September 30, 2019 balance was $43.0 million of pre-petition receivables due from PG&E, which were reclassified from current accounts receivable during the three months ended March 31, 2019, as further described in Note 11.
Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on Quanta’s experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months. Current retainage balances as of September 30, 2019 and December 31, 2018 were $486.5 million and $337.1 million and are included in “Accounts receivable.” Retainage balances with expected settlement dates beyond the next twelve months are included in “Other assets, net,” and as of September 30, 2019 and December 31, 2018 were $39.9 million and $99.6 million.
Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

date or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues recognized for work performed under fixed-price contracts, as these amounts are recorded as “Contract assets.” At September 30, 2019 and December 31, 2018, unbilled receivables included in “Accounts receivable” were $732.7 million and $434.9 million. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $39.6 million and $40.1 million at September 30, 2019 and December 31, 2018.
Cash and Cash Equivalents
Amounts related to Quanta’s cash and cash equivalents based on geographic location of the bank accounts were as follows (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents held in domestic bank accounts	$55,581	$62,495
Cash and cash equivalents held in foreign bank accounts	24,463	16,192
Total cash and cash equivalents	$80,044	$78,687

Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which are carried at fair value. At September 30, 2019 and December 31, 2018, cash equivalents were $37.7 million and $37.2 million and consisted primarily of money market investments and money market mutual funds and are discussed further in Fair Value Measurements below.
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

	September 30, 2019	December 31, 2018
Cash and cash equivalents held by domestic joint ventures	$7,855	$8,544
Cash and cash equivalents held by foreign joint ventures	142	441
Total cash and cash equivalents held by joint ventures	7,997	8,985
Cash and cash equivalents not held by joint ventures	72,047	69,702
Total cash and cash equivalents	$80,044	$78,687

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
Under the market guideline transaction and market guideline public company methods, Quanta determines the estimated fair value for each of its reporting units by applying transaction multiples and public company multiples, respectively, to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using either a one-, two- or three-year average. The transaction multiples are based on observed purchase transactions for similar businesses adjusted for size, volatility and risk. The public company multiples are based on peer group multiples adjusted for size, volatility and risk. For the market guideline public company method, Quanta adds a reasonable control premium, which is estimated as the premium that would be appropriate to convert the reporting unit value to a controlling interest basis.
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
The determination of a reporting unit’s fair value requires judgment and the use of significant estimates and assumptions. Quanta believes the estimates and assumptions used in its impairment assessments are reasonable and based on available market information obtained from relevant industry sources; however, variations in any of the assumptions could result in materially different calculations of fair value and impairment determinations. Accordingly, management considered the sensitivity of its fair value estimates to changes in certain valuation assumptions. After taking into account a 10% decrease in the fair value of the reporting units for which a quantitative impairment test was performed, two reporting units within Quanta’s Pipeline and Industrial Infrastructure Services Division would have fair values below their carrying amounts. One of the reporting units is a material handling services business, and the other reporting unit operates within the midstream and smaller-scale pipeline market. Goodwill and intangible assets associated with these two reporting units were $48.7 million and $9.1 million at September 30, 2019.
If an operating unit experiences prolonged periods of declining revenues, operating margins or both, it may be at risk of failing the quantitative goodwill impairment test. The reporting units referenced above have experienced declines over the short term due to challenging macroeconomic conditions in certain geographic areas and low oil and natural gas prices, which have negatively impacted customer spending and resulted in project cancellations and delays. Additionally, customer capital spending has been constrained as a result of an increasingly complex regulatory and permitting environment. Quanta monitors these

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

conditions and others to determine if it is necessary to perform the quantitative fair value impairment test for one or more operating units prior to the annual impairment assessment.
Due to the cyclical nature of Quanta’s business, and the other factors described above, the profitability of its individual reporting units may suffer from decreases in customer demand and other factors. These factors may have a disproportionate impact on individual reporting units as compared to Quanta as a whole and might adversely affect the fair value of individual reporting units. If material adverse conditions occur, Quanta’s future estimates of fair value may not support the carrying amount of one or more of its reporting units, and the related goodwill would need to be written down to an amount considered recoverable.
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
The following table presents the significant estimates used by management in determining the fair values of customer relationships associated with acquisitions in the nine months ended September 30, 2019 and year ended December 31, 2018:

	2019	2018
Discount rates	19% to 24%	20% to 27%
Customer attrition rates	5% to 37%	20% to 33%

Quanta values backlog for acquired businesses as of the acquisition date based upon the contractual nature of the backlog within each service line, discounted to present value. The values of trade names and curriculum are estimated using the relief-from-royalty method of the income approach, which is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty for use of the trade name or curriculum. The value of a non-compete agreement is estimated based on the difference between the present value of the prospective cash flows with the agreement in place and the present value of the prospective cash flows without the agreement in place. The value of the engineering license is based on cash paid to acquire the asset.
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
Leases
As described further in Note 3, effective January 1, 2019, Quanta adopted the new lease accounting standard utilizing the transition method that allows entities to apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if applicable. Quanta’s financial results for reporting periods beginning on or after January 1, 2019 are presented under the new standard, while financial results for prior periods continue to be reported in accordance with the prior standard and Quanta’s historical accounting policy. The adoption of the new standard resulted in the recording of operating lease right-of-use assets and operating lease liabilities of $301.1 million as of January 1, 2019. Lease liabilities are recognized as the present value of the future minimum lease payments over the lease term as of the commencement date. Lease assets are recognized as the present value of future minimum lease payments over the lease term as of the commencement date, plus any initial direct costs incurred and lease payments made, less any lease incentives received. Although the adoption of the new standard had a material impact on Quanta’s consolidated balance sheet, there was not a material impact on its consolidated statements of operations, comprehensive income, cash flows or equity.
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
As part of Quanta’s investment strategy, Quanta formed a partnership with select investors that provides up to $1.0 billion of capital, including approximately $80.0 million from Quanta, available to invest in certain specified infrastructure projects through August 2024. Wholly owned subsidiaries of Quanta serve as the general partner of this partnership and as a separately operated registered investment adviser that manages the invested capital. As of September 30, 2019, Quanta had contributed $13.7 million to this partnership in connection with certain investments. In October 2019, due to certain circumstances, the partnership entered into a 180-day period during which the investors and Quanta will evaluate the partnership. During this period, the partnership may make additional investments with the consent of the investors, and, at the end of the period, the investors or Quanta may elect to end the investment period for any future investments or dissolve the partnership.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of September 30, 2019, the total amount of unrecognized tax benefits relating to uncertain tax positions was $39.1 million, a $2.0 million decrease from December 31, 2018. This decrease resulted primarily from a favorable settlement of $7.5 million related to certain non-U.S. income tax obligations of an acquired business and the expiration of U.S. state income tax statutes, partially offset by a $5.5 million increase in reserves for uncertain tax positions expected to be taken in 2019. Quanta and certain subsidiaries remain under examination by various U.S. state and Canadian and other foreign tax authorities for multiple periods. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $3.0 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.
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
Stock-Based Compensation
Quanta recognizes compensation expense for restricted stock units (RSUs) and performance stock units (PSUs) to be settled in common stock based on the fair value of the awards, net of estimated forfeitures. The fair value of these awards is generally

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

determined based on the number of units granted and the closing price of Quanta’s common stock on the date of grant. However, for PSUs with market-based performance metrics, the fair value is determined using a Monte Carlo simulation valuation methodology. An estimate of future forfeitures, based on historical data, is also utilized to determine compensation expense for the period, and these forfeiture estimates are subject to change and may impact the value that will ultimately be recognized as compensation expense. The resulting compensation expense for PSU and time-based RSU awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, and the resulting compensation expense for performance-based RSU awards is recognized using the graded vesting method over the requisite service period. The compensation expense related to outstanding PSUs can also vary from period to period based on changes in forecasted achievement of established performance goals and the total number of shares of common stock that Quanta anticipates will be issued upon vesting of such PSUs. Payments made by Quanta to satisfy employee tax withholding obligations associated with awards settled in common stock are classified as financing cash flows.
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
Contingent Consideration Liabilities. As of September 30, 2019 and December 31, 2018, financial instruments required to be measured at fair value on a recurring basis consisted primarily of Quanta’s liabilities related to contingent consideration associated with certain acquisitions, the payment of which is contingent upon the achievement of certain performance objectives by the acquired businesses during designated post-acquisition periods and, if earned, would be payable to the former owners of the acquired businesses. The liabilities recorded represent the estimated fair values of future amounts payable to the former owners of the acquired businesses and are estimated by management based on entity-specific assumptions that are evaluated on an ongoing basis. Quanta expects a significant portion of these liabilities to be settled by late 2020 or early 2021.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Aggregate fair values of these outstanding and unearned contingent consideration liabilities and their classification in the accompanying condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2019	December 31, 2018
Accounts payable and accrued expenses	$70,982	$—
Insurance and other non-current liabilities	8,438	70,756
Total contingent consideration liabilities	$79,420	$70,756

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
The majority of Quanta’s contingent consideration liabilities are subject to a maximum payment amount, which aggregated to $153.0 million as of September 30, 2019. One contingent consideration liability is not subject to a maximum payout amount, and that liability had a fair value of $1.0 million as of September 30, 2019.
Quanta’s aggregate contingent consideration liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on forecasted performance in post-acquisition periods and accretion in present value. During the three and nine months ended September 30, 2019, Quanta recognized net increases in the fair value of its aggregate contingent consideration liabilities of $3.8 million and $8.1 million. During the three and nine months ended September 30, 2018, Quanta recognized net decreases in the fair value of its aggregate contingent consideration liabilities of $1.4 million and $7.7 million. These changes are reflected in “Change in fair value of contingent consideration liabilities” in the accompanying condensed consolidated statements of operations.
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
Other. The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. All of Quanta’s cash equivalents were categorized as Level 1 assets at September 30, 2019 and December 31, 2018, as all values were based on unadjusted quoted prices for identical assets in an

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

active market that Quanta has the ability to access. The carrying amount of variable rate debt also approximates fair value.
3. NEW ACCOUNTING PRONOUNCEMENTS:
Adoption of New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued an update that requires the recognition of operating lease right-of-use assets and corresponding lease liabilities on an entity’s balance sheet. Effective January 1, 2019, Quanta adopted the new lease accounting standard utilizing the transition method that allows entities to apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if applicable. Quanta’s financial results for reporting periods beginning on or after January 1, 2019 are presented under the new standard, while financial results for prior periods continue to be reported in accordance with the prior standard and Quanta’s historical accounting policy. The adoption of the new standard resulted in the recording of operating lease right-of-use assets and operating lease liabilities of $301.1 million as of January 1, 2019. Although the adoption of the new standard had a material impact on Quanta’s consolidated balance sheet, there was not a material impact on its consolidated statements of operations, comprehensive income, cash flows or equity. Additionally, the adoption of this standard did not have a material impact on Quanta’s debt covenant compliance under its senior secured credit facility.
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
In August 2017, the FASB issued an update that amends and simplifies existing guidance for presenting the economic effects of risk management activities in an entity’s financial statements. The update is effective for interim and annual periods beginning after December 15, 2018. The amended presentation and disclosure guidance is required only prospectively, but certain amendments, if applicable, could require a cumulative-effect adjustment. Quanta adopted the new standard effective January 1, 2019; however, as of September 30, 2019, Quanta had no outstanding hedging relationships or other activities covered by the update.
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
During the nine months ended September 30, 2019, Quanta acquired Hallen, a pipeline and industrial services business located in the United States that specializes in gas distribution and transmission services, and to a lesser extent, underground electric distribution and transmission services; two specialty utility foundation and pole-setting contractors serving the southeast United States; an electric power specialty contracting business located in the United States that provides aerial power line and construction support services; a business located in the United States that provides technical training materials to electric utility workers; and an electrical infrastructure services business located in Canada. The aggregate consideration for these acquisitions was $395.0 million paid or payable in cash, subject to certain adjustments, and 60,860 shares of Quanta common stock, which had a fair value of approximately $1.8 million as of the respective acquisition date. A portion of the cash consideration in connection with the Hallen acquisition was placed in an escrow account, which, subject to certain conditions, could be utilized to reimburse Quanta for obligations associated with certain contingent liabilities assumed by Quanta in the transaction. See Legal Proceedings — Hallen Acquisition Assumed Liability in Note 11 for additional information related to these liabilities. Beginning on the respective acquisition dates, the results of the acquired businesses have been included in Quanta’s consolidated financial statements, with the results of Hallen generally included in the Pipeline and Industrial Infrastructure Services segment and the other acquired businesses generally included in the Electric Power Infrastructure Services segment.
During the year ended December 31, 2018, Quanta acquired an electrical infrastructure services business specializing in substation construction and relay services, a postsecondary educational institution that provides training and programs for workers in the industries Quanta serves, and two communications infrastructure services businesses, all of which are located in the United States. The aggregate consideration for these acquisitions was $108.3 million paid or payable in cash, subject to certain adjustments, and 679,668 shares of Quanta common stock, which had a fair value of approximately $22.9 million as of the respective acquisition dates. Additionally, the acquisitions of the postsecondary educational institution and one of the communications infrastructure services businesses include the potential payment of up to $18.0 million of contingent consideration, payable if the acquired businesses achieve certain performance objectives over five- and three-year post-acquisition periods. Based on the estimated fair value of the contingent consideration, Quanta recorded $16.5 million of liabilities as of the respective acquisition dates. Beginning on the respective acquisition dates, the results of the acquired businesses have been included in Quanta’s consolidated financial statements, generally within the Electric Power Infrastructure Services segment.
Quanta is finalizing its fair value assessments for the acquired assets and assumed liabilities related to businesses acquired subsequent to September 30, 2018, and further adjustments to the purchase price allocations may occur. As of September 30, 2019, the estimated fair values of the net assets acquired were preliminary, with possible updates primarily related to the valuation of certain intangible assets and pre-acquisition contingent liabilities, as further described in Legal Proceedings — Hallen Acquisition Assumed Liability in Note 11, and tax-related estimates. The aggregate consideration paid for businesses acquired between September 30, 2018 and September 30, 2019 was allocated to acquired assets and assumed liabilities, which resulted in an allocation of $111.8 million to net tangible assets, $190.8 million to identifiable intangible assets and $97.3 million to goodwill.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the aggregate consideration paid or payable as of September 30, 2019 for the acquisitions completed in 2019 and 2018 and presents the allocation of these amounts to net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates, inclusive of any purchase price adjustments. These allocations require significant use of estimates and are based on information that was available to management at the time these consolidated financial statements were prepared. Quanta uses a variety of information to estimate fair values, including quoted market prices, carrying amounts and valuation techniques such as discounted cash flows. When deemed appropriate, third-party appraisal firms are engaged to assist in fair value determination of fixed assets, intangible assets and certain other assets and liabilities (in thousands).

	2019	2018
Consideration:
Cash paid or payable	$395,019	$108,307
Value of Quanta common stock issued	1,791	22,882
Contingent consideration	—	16,471
Fair value of total consideration transferred or estimated to be transferred	$396,810	$147,660

Accounts receivable	$107,362	$18,405
Contract assets	9,445	1,905
Other current assets	13,548	8,484
Property and equipment	60,133	23,674
Other assets	149	576
Identifiable intangible assets	190,785	52,364
Contract liabilities	(1,782)	(175)
Other current liabilities	(64,687)	(11,205)
Deferred tax liabilities, net	(7,002)	(4,208)
Other long-term liabilities	(5,345)	—
Total identifiable net assets	302,606	89,820
Goodwill	97,343	57,840
Fair value of net assets acquired	399,949	147,660
Bargain purchase gain	(3,139)	—
Fair value of total consideration transferred or estimated to be transferred	$396,810	$147,660

The acquisition of Hallen included the assumption of the assets and liabilities of a defined benefit pension plan. As of the acquisition date, the funded status of the acquired defined benefit pension plan was a net liability of $5.3 million, included in “Other long-term liabilities” above. The amount consisted of a projected benefit obligation of $26.5 million, net of pension plan assets of $21.2 million. Subsequent to September 30, 2019, the accrued benefits under the defined benefit plan will be frozen and accounted for as a curtailment. Settlement of the accrued benefit obligation is expected to be complete upon liquidation of the plan in early 2020.
Goodwill represents the amount by which the purchase price for an acquired business exceeds the net fair value of the assets acquired and liabilities assumed, and a bargain purchase gain results when the amount of the net fair value of the assets acquired and liabilities assumed exceeds the purchase price for an acquired business. The acquisition of the electrical infrastructure services business in Canada that occurred during the three months ended June 30, 2019 included the recognition of a bargain purchase gain of $3.1 million, which was recorded in “Other income (expense), net” in the accompanying condensed consolidated statements of operations.
The acquisitions completed in 2019 and 2018 strategically expanded Quanta’s domestic pipeline and industrial and domestic and international electric power and communications service offerings, which Quanta believes contributes to the recognition of the goodwill. Approximately $77.8 million of goodwill is expected to be deductible for income tax purposes related to acquisitions completed in 2019, and $21.6 million is expected to be deductible for income tax purposes related to acquisitions completed in 2018.

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

	Estimated Fair Value	Weighted Average Amortization Period in Years
Customer relationships	$168,263	7.9
Backlog	5,276	0.5
Trade names	11,752	15.0
Non-compete agreements	3,712	4.3
Curriculum	1,782	10.0
Total intangible assets subject to amortization related to the 2019 acquisitions	$190,785	8.0

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$3,446,437	$3,149,694	$9,391,582	$8,560,960
Gross profit	495,994	463,109	1,246,605	1,175,470
Selling, general and administrative expenses	250,187	235,637	725,801	682,342
Amortization of intangible assets	18,918	18,329	55,503	59,463
Net income	145,602	135,311	316,941	267,108
Net income attributable to common stock	144,648	134,963	314,325	265,422

Earnings per share:
Basic	$0.99	$0.88	$2.16	$1.72
Diluted	$0.98	$0.88	$2.14	$1.71

The pro forma combined results of operations for the three and nine months ended September 30, 2019 and 2018 were prepared by adjusting the historical results of Quanta to include the historical results of the acquisitions completed in 2019 as if they occurred January 1, 2018. The pro forma combined results of operations for the three and nine months ended September 30, 2018 were prepared by also adjusting the historical results of Quanta to include the historical results of the acquisitions completed in 2018 as if they occurred January 1, 2017. These pro forma combined historical results were adjusted for the following: a reduction of interest expense as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest expense as a result of the cash consideration paid; an increase in amortization expense due to the incremental intangible assets recorded; changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies; an increase in the number of outstanding shares of Quanta common stock; and reclassifications to conform the acquired businesses’ presentation to Quanta’s accounting policies. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs or any cost savings or other synergies that resulted or may result from the acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.
Revenues of approximately $56.7 million and a loss before income taxes of approximately $10.1 million, which included $17.0 million of acquisition-related costs, are included in Quanta’s consolidated results of operations for the three months ended September 30, 2019 related to the acquisitions completed in 2019. Revenues of approximately $78.4 million and a loss before income taxes of approximately $6.0 million, which included $19.4 million of acquisition-related costs, are included in Quanta’s

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

consolidated results of operations for the nine months ended September 30, 2019 related to the acquisitions completed in 2019. Revenues of approximately $12.9 million and a loss before income taxes of approximately $5.1 million, which included $5.0 million of acquisition-related costs, are included in Quanta’s consolidated results of operations for the three months ended September 30, 2018 related to the acquisitions completed in 2018. Revenues of approximately $32.2 million and a loss before income taxes of approximately $11.7 million, which included $11.0 million of acquisition-related costs, are included in Quanta’s consolidated results of operations for the nine months ended September 30, 2018 related to the acquisitions completed in 2018.

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
A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Infrastructure Services Division	Pipeline and Industrial Infrastructure Services Division	Total
Balance at December 31, 2017:
Goodwill	$1,272,527	$693,905	$1,966,432
Accumulated impairment	—	(97,832)	(97,832)
	1,272,527	596,073	1,868,600

Goodwill related to acquisitions completed in 2018	56,337	—	56,337
Purchase price allocation adjustments	51	—	51
Foreign currency translation adjustments	(15,837)	(9,272)	(25,109)

Balance at December 31, 2018:
Goodwill	1,313,078	683,284	1,996,362
Accumulated impairment	—	(96,483)	(96,483)
	1,313,078	586,801	1,899,879

Goodwill related to acquisitions completed in 2019	32,143	65,200	97,343
Purchase price allocation adjustments	1,503	—	1,503
Foreign currency translation adjustments	3,207	977	4,184

Balance at September 30, 2019:
Goodwill	1,349,931	748,927	2,098,858
Accumulated impairment	—	(95,949)	(95,949)
	$1,349,931	$652,978	$2,002,909

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Quanta’s intangible assets and the remaining weighted average amortization periods related to its intangible assets subject to amortization were as follows (in thousands except for weighted average amortization periods, which are in years):

	As of			As of			As of
	September 30, 2019			December 31, 2018			September 30, 2019
	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$531,813	$(197,646)	$334,167	$359,967	$(165,715)	$194,252	6.7
Backlog	140,984	(137,454)	3,530	135,578	(134,592)	986	0.3
Trade names	93,021	(25,379)	67,642	81,058	(21,559)	59,499	14.9
Non-compete agreements	43,157	(31,754)	11,403	40,728	(30,168)	10,560	3.4
Patented rights and developed technology	22,511	(20,297)	2,214	22,482	(19,175)	3,307	2.3
Curriculum	11,230	(1,623)	9,607	9,448	(872)	8,576	8.6
Total intangible assets subject to amortization	842,716	(414,153)	428,563	649,261	(372,081)	277,180	7.8
Engineering license	3,000	—	3,000	3,000	—	3,000
Total intangible assets	$845,716	$(414,153)	$431,563	$652,261	$(372,081)	$280,180

Amortization expense for intangible assets was $15.3 million and $10.6 million for the three months ended September 30, 2019 and 2018 and $40.5 million and $31.5 million for the nine months ended September 30, 2019 and 2018.
The estimated future aggregate amortization expense of intangible assets subject to amortization as of September 30, 2019 is set forth below (in thousands):

Year Ending December 31:
Remainder of 2019	$21,654
2020	68,933
2021	66,327
2022	62,555
2023	54,316
Thereafter	154,778
Total	$428,563

6. PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock for the three and nine months ended September 30, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amounts attributable to common stock:
Net income attributable to common stock	$136,068	$124,551	$283,900	$236,530

Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	145,913	152,562	145,654	154,087
Effect of dilutive unvested non-participating stock-based awards	1,525	1,125	1,420	1,111
Weighted average shares outstanding for diluted earnings per share attributable to common stock	147,438	153,687	147,074	155,198

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Basic and diluted earnings per share attributable to common stock are computed using the weighted average number of shares of common stock outstanding during the applicable period. Exchangeable shares that were issued pursuant to certain of Quanta’s historical acquisitions (as further discussed in Note 9), which are exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in the calculation of weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for the portion of the periods that they were outstanding. Additionally, unvested stock-based awards that contain non-forfeitable rights to dividends or dividend equivalents (participating securities) have been included in the calculation of basic and diluted earnings per share attributable to common stock for the portion of the periods that the awards were outstanding. Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for each of the three and nine months ended September 30, 2019 included 2.8 million and 2.9 million weighted average participating securities. Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for each of the three and nine months ended September 30, 2018 included 2.6 million and 2.5 million weighted average participating securities.
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
7. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Borrowings under senior secured credit facility	$1,865,930	$1,070,299
Other long-term debt	11,190	1,523
Finance leases	1,489	934
Total long-term debt obligations	1,878,609	1,072,756
Less — Current maturities of long-term debt	68,129	32,224
Total long-term debt obligations, net of current maturities	$1,810,480	$1,040,532

Quanta’s current maturities of long-term debt and short-term debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Short-term debt	$7,622	$33,422
Current maturities of long-term debt	68,129	32,224
Current maturities of long-term debt and short-term debt	$75,751	$65,646

Senior Secured Credit Facility
Quanta has a credit agreement with various lenders that, as amended on September 6, 2019 and subsequent to the execution of an incremental revolving credit increase agreement on September 12, 2019, provides for (i) a $2.14 billion revolving credit facility and (ii) a term loan facility with term loans in the aggregate initial principal amount of $1.29 billion. In addition, subject to the conditions specified in the credit agreement, Quanta has the option to increase the capacity of the credit facility, in the form of an increase in the revolving credit facility, incremental term loans or a combination thereof, from time to time, upon receipt of additional commitments from new or existing lenders by up to an additional (i) $400.0 million plus (ii) an additional amount that is unlimited so long as the Incremental Leverage Ratio Requirement (as defined in the credit agreement) is satisfied at the time of such increase. The Incremental Leverage Ratio Requirement requires, among other things, after giving pro forma effect to such increase and the use of proceeds therefrom, compliance with the credit agreement’s financial covenants as of the most recent fiscal quarter end for which financial statements were required to be delivered and that Quanta’s Consolidated Leverage Ratio does not exceed 2.5 to 1.0, subject to the conditions specified in the credit agreement.
Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes. The maturity date for both the revolving credit facility and the term loan facility is October 31, 2022, and Quanta is required to make quarterly principal payments on the term loan facility as described below.
With respect to the revolving credit facility, the entire amount available may be used by Quanta for revolving loans and letters of credit in U.S. dollars and certain alternative currencies. Up to $600.0 million may be used by certain subsidiaries of Quanta for revolving loans and letters of credit, including in certain alternative currencies, up to $100.0 million may be used for

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

swing line loans in U.S. dollars, up to $50.0 million may be used for swing line loans in Canadian dollars and up to $50.0 million may be used for swing line loans in Australian dollars.
Quanta borrowed $600.0 million under the term loan facility in October 2018 and $687.5 million under the term loan facility in September 2019 and used all of such proceeds to repay outstanding revolving loans under the credit agreement. As of September 30, 2019, Quanta had $1.87 billion of borrowings outstanding under the credit agreement, which included $1.26 billion borrowed under term loans and $608.4 million of outstanding revolving loans. Of the total outstanding borrowings, $1.65 billion were denominated in U.S. dollars, $169.9 million were denominated in Canadian dollars and $42.2 million were denominated in Australian dollars. Quanta also had $346.5 million of letters of credit issued under the revolving credit facility, of which $235.5 million were denominated in U.S. dollars and $111.0 million were denominated in currencies other than the U.S. dollar, primarily Canadian and Australian dollars. The remaining $1.18 billion of available commitments under the revolving credit facility was available for loans or issuing new letters of credit.
Borrowings under the credit facility and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Maximum amount outstanding under the credit facility during the period	$1,987,215	$1,003,581	$1,987,215	$1,053,598
Average daily amount outstanding under the credit facility	$1,721,843	$899,323	$1,505,376	$836,448
Weighted-average interest rate	3.86%	3.70%	3.88%	3.57%

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
Term loans bear interest at rates generally consistent with the revolving loans borrowed in U.S. dollars, except that the additional amount over the Eurocurrency Rate is 1.125% to 1.875%, as determined based on Quanta’s Consolidated Leverage Ratio. Quanta made quarterly principal payments of $7.5 million on the term loan through September 2019 and is required to make quarterly principal payments of $16.1 million on the term loans on the last business day of each March, June, September and December beginning in December 2019. The aggregate outstanding principal amount of all outstanding term loans must be paid on the maturity date; however, Quanta may voluntarily prepay that amount from time to time, in whole or in part, without premium or penalty.
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
The credit agreement contains certain covenants, including (i) a maximum Consolidated Leverage Ratio of 3.0 to 1.0 (except that in connection with certain permitted acquisitions in excess of $200.0 million, such ratio is 3.5 to 1.0 for the fiscal quarter in which the acquisition is completed and the two subsequent fiscal quarters) and (ii) a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0. As of September 30, 2019, Quanta was in compliance with all of the covenants under the credit agreement.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Subject to certain exceptions, (i) all borrowings under the credit agreement are secured by substantially all the assets of Quanta and Quanta’s wholly owned U.S. subsidiaries and by a pledge of all of the capital stock of Quanta’s wholly owned U.S. subsidiaries and 65% of the capital stock of direct foreign subsidiaries of Quanta’s wholly owned U.S. subsidiaries and (ii) Quanta’s wholly owned U.S. subsidiaries guarantee the repayment of all amounts due under the credit agreement. Subject to certain conditions, all collateral will automatically be released from the liens securing the obligations under the credit agreement at any time Quanta maintains an Investment Grade Rating (defined in the credit agreement as two of the following three conditions being met: (i) a corporate credit rating that is BBB- or higher by Standard & Poor’s Rating Services, (ii) a corporate family rating that is Baa3 or higher by Moody’s Investors Services, Inc. or (iii) a corporate credit rating that is BBB- or higher by Fitch Ratings, Inc.).
The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on Quanta’s assets. The credit agreement allows cash payments for dividends and stock repurchases subject to compliance with the following requirements (including after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100.0 million of availability under the revolving credit facility and/or cash and cash equivalents on hand.
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
8. LEASES:
Effective January 1, 2019, Quanta adopted the new lease accounting standard utilizing the transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if applicable. Quanta’s financial results for reporting periods beginning on or after January 1, 2019 are presented under the new standard, while financial results for prior periods continue to be reported in accordance with the prior standard and Quanta’s historical accounting policy.
Quanta’s leases primarily include leases of land, buildings, vehicles, construction equipment and office equipment. As of September 30, 2019, Quanta’s leases had remaining lease terms of up to ten years. Certain leases include options to extend their terms in increments of up to five years and/or options to terminate. The components of lease costs in the accompanying condensed consolidated statements of operations are as follows (in thousands):

		Three Months Ended	Nine Months Ended
Lease cost	Classification	September 30, 2019	September 30, 2019
Finance lease cost:
Amortization of lease assets	Depreciation (1)	$320	$976
Interest on lease liabilities	Interest expense	15	54
Operating lease cost	Cost of services and Selling, general and administrative expenses	30,543	91,278
Short-term lease cost (2)	Cost of services and Selling, general and administrative expenses	209,717	608,028
Variable lease cost (3)	Cost of services and Selling, general and administrative expenses	2,290	11,878
Total lease cost		$242,885	$712,214

(1)	Depreciation is included within “Cost of services” and “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.

(2)	Short-term lease cost includes both leases and rentals with initial terms of one year or less.

(3)	Variable lease cost primarily relates to real estate leases and consists of common area maintenance charges, real estate taxes, insurance and other variable costs.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

For the three and nine months ended September 30, 2018, rent expense related to operating leases was $77.4 million and $229.2 million; however, this amount did not include rent expense related to certain equipment under month-to-month rental periods, which is included in short-term lease cost for the three and nine months ended September 30, 2019 in the table above.
Additionally, Quanta has entered into lease arrangements for real property and facilities with related parties, typically employees or former employees of Quanta who are the former owners of acquired businesses that utilize the leased premises. These lease agreements generally have lease terms of up to five years and may include renewal options. Related party lease expense was $4.2 million and $3.4 million for the three months ended September 30, 2019 and 2018 and $12.3 million and $10.0 million for the nine months ended September 30, 2019 and 2018.
The components of leases in the accompanying condensed consolidated balance sheet were as follows (in thousands):

Lease type	Classification	September 30, 2019
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$289,267
Finance lease assets	Property and equipment, net of accumulated depreciation	1,079
Total lease assets		$290,346
Liabilities:
Current:
Operating	Current portion of operating lease liabilities	$93,506
Finance	Current maturities of long-term debt and short-term debt	893

Non-current:
Operating	Operating lease liabilities, net of current portion	197,896
Finance	Long-term debt, net of current maturities	596
Total lease liabilities		$292,891

Certain of Quanta’s equipment rental agreements contain purchase options pursuant to which the purchase price is offset by a portion of the rental payments. For rental purchase options exercised through a third-party lessor and for which a substantive benefit is deemed to be transferred to the lessor, such benefit is recorded in “Property, plant and equipment, net of accumulated depreciation,” with a corresponding increase in “Current maturities of long-term debt and short-term debt” and “Long-term debt, net of current maturities.” As of September 30, 2019, the benefit recorded was $9.8 million.
Future minimum lease payments for operating and finance leases were as follows (in thousands):

	As of September 30, 2019
	Operating Leases	Finance Leases	Total
Remainder of 2019	$28,398	$388	$28,786
2020	96,874	627	97,501
2021	70,524	342	70,866
2022	46,867	119	46,986
2023	30,503	50	30,553
Thereafter	46,953	26	46,979
Total future minimum lease payments	$320,119	$1,552	$321,671
Less imputed interest	(28,717)	(63)	(28,780)
Total lease liabilities	$291,402	$1,489	$292,891

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Future minimum lease payments for operating leases under the prior standard and Quanta’s historical accounting policy were as follows (in thousands):

As of December 31, 2018
Operating Leases
2019	$124,530
2020	81,189
2021	55,827
2022	34,337
2023	21,450
Thereafter	37,217
Total minimum lease payments	$354,550

The weighted average remaining lease terms and discount rates were as follows:

As of September 30, 2019
Weighted average remaining lease term (in years):
Operating leases	4.36
Finance leases	2.33
Weighted average discount rate:
Operating leases	4.3%
Finance leases	4.2%

Quanta has also guaranteed the residual value on certain of its equipment operating leases, agreeing to pay any difference between this residual value and the fair market value of the underlying asset at the date of lease termination. At September 30, 2019, the maximum guaranteed residual value of this equipment was $754.1 million. While Quanta believes that no significant payments will be made as a result of these residual value guarantees, there can be no assurance that significant payments will not be required in the future.
As of September 30, 2019, Quanta had additional operating lease obligations that had not yet commenced of $9.0 million. These operating leases will commence in 2019 and 2020 with lease terms of one to seven years.
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
During the three months ended March 31, 2019, 0.4 million exchangeable shares were exchanged for Quanta common stock, and as of September 30, 2019, 36,183 exchangeable shares remained outstanding. After completion of the exchange during the three months ended March 31, 2019, no exchangeable shares associated with the share of Quanta Series G preferred stock remained outstanding. Accordingly, that share was redeemed, deemed retired and canceled and may not be reissued.
Treasury Stock
General
Treasury stock is recorded at cost. Under Delaware law, treasury stock is not counted for quorum purposes or entitled to vote.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Shares withheld for tax withholding obligations
The tax withholding obligations of employees upon vesting of RSUs and PSUs settled in common stock are typically satisfied by Quanta making tax payments and withholding the number of vested shares having a value on the date of vesting equal to the tax withholding obligation. For the settlement of these liabilities, Quanta withheld a nominal amount of Quanta common stock during the three months ended September 30, 2019 and 2018, which had a total market value of $0.6 million and $0.5 million, and withheld 0.5 million and 0.4 million shares of Quanta common stock during the nine months ended September 30, 2019 and 2018, which had a total market value of $16.7 million and $14.7 million. These shares and the related costs to acquire them were accounted for as adjustments to the balance of treasury stock.
Notional amounts recorded related to deferred compensation plans
For RSUs and PSUs that vest but the settlement of which is deferred under a deferred compensation plan, Quanta records a notional amount to “Treasury stock” and an offsetting amount to “Additional paid-in capital” (APIC). At vesting, only shares withheld for tax liabilities other than income taxes are added to outstanding treasury shares, as the shares of Quanta common stock associated with deferred equity awards are not issued until settlement of the award. Upon settlement of the deferred equity awards and issuance of the associated Quanta common stock, the original accounting entry is reversed. The net amounts recorded to treasury stock related to the deferred compensation plans were nominal amounts during the three months ended September 30, 2019 and 2018 and $3.7 million and $3.3 million during the nine months ended September 30, 2019 and 2018.
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
Quanta repurchased the following shares of common stock in the open market under the stock repurchase programs (in thousands):

Quarter ended:	Shares	Amount
September 30, 2019	—	$—
June 30, 2019	—	$—
March 31, 2019	376	$11,953
December 31, 2018	7,652	$233,633
September 30, 2018	701	$23,751
June 30, 2018	595	$19,993
March 31, 2018	4,969	$173,913

Quanta’s policy is to record a stock repurchase as of the trade date; however, the payment of cash related to the repurchase is made on the settlement date of the trade. During the three months ended September 30, 2019 and 2018, cash payments related to stock repurchases were none and $26.8 million, and during the nine months ended September 30, 2019 and 2018, cash payments related to stock repurchases were $20.1 million and $216.7 million.
As of September 30, 2019, $286.8 million remained authorized under the 2018 Repurchase Program. Repurchases under the 2018 Repurchase Program may be implemented through open market repurchases or privately negotiated transactions, at management’s discretion, based on market and business conditions, applicable contractual and legal requirements, including restrictions under Quanta’s senior secured credit facility, and other factors. Quanta is not obligated to acquire any specific amount of common stock, and the 2018 Repurchase Program may be modified or terminated by Quanta’s Board of Directors at any time at its sole discretion and without notice.
Non-controlling Interests
Quanta holds interests in various entities through both joint venture entities that provide infrastructure services under specific customer contracts, either directly or through subcontracting relationships, and other equity investments in partially owned entities that own and operate certain infrastructure assets, including investments that may be entered into through the partnership structure Quanta has formed with certain infrastructure investors. Quanta has determined that certain of these joint ventures where Quanta provides the majority of the infrastructure services, which management believes most significantly influences the economic

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

performance of such joint ventures, are VIEs. Management has concluded that Quanta is the primary beneficiary of these joint ventures and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as “Non-controlling interests” in Quanta’s condensed consolidated balance sheets. Net income attributable to the other participants in the amounts of $1.0 million and $0.3 million for the three months ended September 30, 2019 and 2018 and $2.6 million and $1.7 million for the nine months ended September 30, 2019 and 2018 has been accounted for as a reduction of net income in deriving “Net income attributable to common stock” in Quanta’s condensed consolidated statements of operations.
The carrying amount of the investments in VIEs held by Quanta was $10.2 million and $9.6 million at September 30, 2019 and December 31, 2018. The carrying amount of investments held by the non-controlling interests in these VIEs at September 30, 2019 and December 31, 2018 was $1.8 million and $1.3 million. During the three months ended September 30, 2019 and 2018, net distributions to non-controlling interests were $0.5 million and $1.3 million. During the nine months ended September 30, 2019 and 2018, net distributions to non-controlling interests were $2.1 million and $2.9 million. During the three and nine months ended September 30, 2018, notes receivable of $0.5 million and $1.4 million were discharged by a joint venture partner, which were accounted for as a “Buyout of a non-controlling interest” in the accompanying condensed consolidated statements of equity. There were no other changes in equity as a result of transfers to/from the non-controlling interests during the three months ended September 30, 2019 or 2018. See Note 11 for further disclosures related to Quanta’s joint venture arrangements.
Dividends
Quanta declared and paid the following cash dividends and cash dividend equivalents during 2018 and the first nine months of 2019 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
August 28, 2019	October 1, 2019	October 15, 2019	0.04	$5,564
May 24, 2019	July 1, 2019	July 15, 2019	$0.04	$6,233
March 21, 2019	April 5, 2019	April 19, 2019	$0.04	$5,896
December 6, 2018	January 2, 2019	January 16, 2019	$0.04	$5,838

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
10. EQUITY-BASED COMPENSATION:
Stock Incentive Plans
On May 23, 2019, Quanta’s stockholders approved the 2019 Plan. The 2019 Plan provides for the award of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, RSUs, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Current and prospective employees, directors, officers, advisors or consultants of Quanta or its affiliates are eligible to participate in the 2019 Plan. Subject to certain adjustments, 7,466,592 shares of Quanta common stock are available for issuance in connection with awards under the 2019 Plan, which includes shares of Quanta common stock that remained available for issuance under the 2011 Plan as of the date stockholders approved the 2019 Plan. In addition, any share-settling awards previously awarded pursuant to the 2011 Plan that are ultimately forfeited, canceled, expired or settled in cash after May 23, 2019 will be added to the maximum number of shares available for issuance under the 2019 Plan. All awards subsequent to stockholder approval of the 2019 Plan have been and will

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

be made pursuant to the 2019 Plan and applicable award agreements, and no further awards have been or will be made under the 2011 Plan after such date. Awards made under the 2011 Plan prior to approval of the 2019 Plan remain subject to the terms of the 2011 Plan and the applicable award agreements.
RSUs to be Settled in Common Stock
During the three months ended September 30, 2019 and 2018, Quanta granted 0.5 million and 0.2 million of RSUs to be settled in common stock under the 2011 Plan and the 2019 Plan with weighted average grant date fair values of $34.07 and $33.73. During the nine months ended September 30, 2019 and 2018, Quanta granted 2.1 million and 1.5 million RSUs to be settled in common stock under the 2011 Plan and the 2019 Plan with weighted average grant date fair values of $35.45 and $34.43.The grant date fair value for RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. RSU awards to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs in three equal annual installments following the date of grant. Holders of RSUs to be settled in common stock awarded under the 2011 Plan generally are entitled to receive a cash dividend equivalent payment equal to any cash dividend payable on account of the underlying Quanta common stock on the payment date of any such dividend. Holders of RSUs to be settled in common stock awarded under the 2019 Plan are also entitled to cash dividend equivalents in an amount equal to any cash dividend payable on account of the underlying Quanta common stock; however, payment of such amounts is not made until the RSUs vest, such that the dividend equivalent payments are subject to forfeiture.
During the three months ended September 30, 2019 and 2018, vesting activity consisted of 0.1 million RSUs settled in common stock with an approximate fair value at the time of vesting of $2.2 million and $1.5 million. During the nine months ended September 30, 2019 and 2018, vesting activity consisted of 1.3 million and 1.4 million RSUs settled in common stock with an approximate fair value at the time of vesting of $46.8 million and $47.7 million.
During the three months ended September 30, 2019 and 2018, Quanta recognized $12.3 million and $10.4 million of non-cash stock compensation expense related to RSUs to be settled in common stock. During the nine months ended September 30, 2019 and 2018, Quanta recognized $36.2 million and $32.4 million of non-cash stock compensation expense related to RSUs to be settled in common stock. Such expense is recorded in selling, general and administrative expenses. As of September 30, 2019, there was $72.1 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.66 years.
PSUs to be Settled in Common Stock
PSUs provide for the issuance of shares of common stock upon vesting, which occurs at the end of a three-year performance period based on achievement of certain performance metrics established by Quanta’s compensation committee, including company performance goals and, with respect to certain awards, Quanta’s total shareholder return as compared to a predetermined group of peer companies. The final number of shares of common stock issuable upon vesting of PSUs can range from 0% to 200% of the number of PSUs initially granted, depending on the level of achievement, as determined by Quanta’s compensation committee. Holders of PSUs are entitled to cash dividend equivalents in an amount equal to any cash dividend payable on account of the underlying Quanta common stock; however, payment of such amounts is not made until the PSUs vest, such that the dividend equivalent payments are subject to forfeiture.
During the three months ended September 30, 2019 and 2018, Quanta granted a nominal amount and no PSUs to be settled in common stock. During each of the nine months ended September 30, 2019 and 2018, Quanta granted 0.4 million PSUs to be settled in common stock under the 2011 Plan and the 2019 Plan with a weighted average grant date fair value of $15.49 and $12.24 per unit. The grant date fair values for awards of PSUs granted in the nine months ended September 30, 2019 and 2018, which included market-based metrics, were determined using a Monte Carlo simulation valuation methodology using the following key inputs:

	2019	2018
Valuation date price based on March 8, 2019 and February 28, 2018 closing stock prices of Quanta common stock	$35.19	$34.44
Expected volatility	25%	34%
Risk-free interest rate	2.43%	2.39%
Term in years	2.81	2.84

Quanta recognizes expense, net of estimated forfeitures, related to PSUs with market-based metrics based on the probability of achievement of the underlying performance metrics, multiplied by the completed portion of the three-year period and the fair

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

value of the total number of shares of common stock that Quanta anticipates will be issued based on such achievement. Quanta recognizes expense, net of estimated forfeitures, related to PSUs without market-based metrics based on the completed portion of the three-year period multiplied by the fair value of the total number of shares of common stock that Quanta anticipates will be issued. During the three months ended September 30, 2019 and 2018, Quanta recognized $1.3 million and $1.2 million in compensation expense associated with PSUs. During the nine months ended September 30, 2019 and 2018, Quanta recognized $4.9 million and $7.4 million in compensation expense associated with PSUs. Such expense is recorded in “Selling, general and administrative expenses.” During each of the three months ended September 30, 2019 and 2018, no PSUs vested, and no shares of common stock were issued in connection with PSUs. During the nine months ended September 30, 2019, 0.2 million PSUs vested, and 0.4 million shares of common stock were earned and either issued or deferred for future issuance in connection with PSUs. During the nine months ended September 30, 2018, 0.1 million PSUs vested, and 0.1 million shares of common stock were earned and either issued or deferred for future issuance in connection with PSUs.
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
Compensation expense related to RSUs to be settled in cash was $0.8 million and $1.2 million for the three months ended September 30, 2019 and 2018 and $4.5 million and $4.0 million for the nine months ended September 30, 2019 and 2018. Such expense is recorded in “Selling, general and administrative expenses.” RSUs that are anticipated to be settled in cash are not included in the calculation of weighted average shares outstanding for earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $0.4 million and $0.1 million to settle liabilities related to cash-settled RSUs in the three months ended September 30, 2019 and 2018 and $5.4 million and $6.1 million to settle liabilities related to cash-settled RSUs in the nine months ended September 30, 2019 and 2018. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $2.6 million and $3.4 million at September 30, 2019 and December 31, 2018.
11. COMMITMENTS AND CONTINGENCIES:
Investments in Affiliates and Other Entities
As described in Note 9, Quanta holds investments in various entities, including joint venture entities that provide infrastructure services under specific customer contracts and partially owned entities that own and operate certain infrastructure assets constructed by Quanta. Losses incurred by these entities are generally shared ratably based on the percentage ownership of the participants in these structures. However, in Quanta’s joint venture structures that provide infrastructure services, each participant is typically jointly and severally liable for all of the obligations of the joint venture entity pursuant to the contract with the customer, as a general partner or through a parent guarantee and, therefore, can be liable for full performance of the contract with the customer. In circumstances where Quanta’s participation in a joint venture qualifies as a general partnership, the joint venture partners are jointly and severally liable for all obligations of the joint venture, including obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with these joint and several liabilities. Additionally, typically each joint venture participant agrees to indemnify the other participant for any liabilities incurred in excess of what the other participant is obligated to bear under the respective joint venture agreement or in accordance with the scope of work subcontracted to each participant. It is possible, however, that Quanta could be required to pay or perform obligations in excess of its share if another participant is unable or refuses to pay or perform its share of the obligations. Quanta is not aware of circumstances that would lead to future claims against it for material amounts that would not be indemnified. However, to the extent any such claims arise, they could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations or cash flows.
As described in Note 2, Quanta has also formed a partnership with select infrastructure investors that provides up to $1.0 billion of capital, including approximately $80.0 million from Quanta, available to invest in certain specified infrastructure projects through August 2024. As of September 30, 2019, Quanta had contributed $13.7 million to this partnership in connection with certain investments. In October 2019, due to certain circumstances, the partnership entered into a 180-day period during which the investors and Quanta will evaluate the partnership. During this period, the partnership may make additional investments with the consent of the investors, and, at the end of the period, the investors or Quanta may elect to end the investment period for any future investments or dissolve the partnership. Quanta will continue to collect management fees during this period, and this event is not expected to materially affect Quanta’s consolidated business, financial position, results of operations or cash flows.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Additionally, as of September 30, 2019, Quanta had outstanding capital commitments associated with investments in unconsolidated affiliates related to planned oil and gas infrastructure projects of $6.7 million, of which $6.3 million is expected to be paid in 2019. The remaining $0.4 million of these capital commitments is anticipated to be paid by May 31, 2022.
During 2014, a limited partnership in which Quanta is a partner was selected for an electric transmission project in Canada to construct approximately 500 kilometers of transmission line and two 500 kV substations. As of September 30, 2019, Quanta had no outstanding additional capital commitments associated with this project. During the three months ended September 30, 2019, Quanta entered into a definitive agreement to sell its investment in this limited partnership. The sale is expected to close in the fourth quarter of 2019 or early 2020, subject to receipt of regulatory approvals and satisfaction of customary closing conditions.
Contingent Consideration Liabilities
As discussed in further detail in Note 2, Quanta is obligated to pay contingent consideration amounts to the former owners of certain acquired businesses in the event that such acquired businesses achieve specified performance objectives. As of September 30, 2019 and December 31, 2018, the estimated fair value of Quanta’s contingent consideration liabilities totaled $79.4 million and $70.8 million.
Committed Expenditures
Quanta has capital commitments for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of September 30, 2019, Quanta had $5.4 million and $2.3 million of production orders with expected delivery dates in 2019 and 2020. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that the majority of these orders will be assigned to third party leasing companies and made available under certain master equipment lease agreements, thereby releasing Quanta from its capital commitments.
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
Peru Project Dispute. In 2015, Redes Andinas de Comunicaciones S.R.L. (Redes), a majority-owned subsidiary of Quanta, entered into two separate contracts with an agency of the Peruvian Ministry of Transportation and Communications (MTC), currently Programa Nacional de Telecomunicaciones (PRONATEL), as successor to Fondo de Inversion en Telecomunicaciones (FITEL), pursuant to which Redes would design, construct and operate certain telecommunication networks in rural regions of Peru. The aggregate consideration provided for in the contracts was approximately $248 million, consisting of approximately $151 million to be paid during the construction period and approximately $97 million to be paid during a 10-year post-construction operation and maintenance period. At the beginning of the project, FITEL made advance payments totaling approximately $87 million to Redes, which were secured by two on-demand advance payment bonds posted by Redes to guarantee proper use of the payments in the execution of the project. Redes also provided two on-demand performance bonds in the aggregate amount of $25 million to secure performance of its obligations under the contracts.
During the construction phase, the project experienced numerous challenges and delays, primarily related to issues which Quanta believes were outside of the control of and not attributable to Redes, including, among others, weather-related issues, local opposition to the project, permitting delays, the inability to acquire clear title to certain required parcels of land and other delays which Quanta believes were attributable to FITEL/PRONATEL. In response to various of these challenges and delays, Redes had requested and received multiple extensions to certain contractual deadlines and relief from related liquidated damages. However, in April 2019, PRONATEL provided notice to Redes claiming that Redes was in default under the contracts due to the delays and that PRONATEL would terminate the contracts if the alleged defaults were not cured. Redes responded by claiming that it was not in default, as the delays were due to events not attributable to Redes, and therefore PRONATEL was not entitled to terminate the contracts. PRONATEL subsequently terminated the contracts for alleged cause prior to completion of Redes’ scope of work, exercised the on-demand performance bonds and advance payment bonds against Redes, and indicated its intention to claim

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

damages, including a verbal allegation of approximately $45 million of liquidated damages under the contracts, although it has not formally submitted the amount of its claim to Redes. Additionally, upon termination of the contracts, Redes is required to transfer the networks (as completed to such date) to PRONATEL.
In May 2019, Redes filed for arbitration before the Court of International Arbitration of the International Chamber of Commerce against PRONATEL and the MTC. In the arbitration, Redes claims that PRONATEL: (i) wrongfully terminated the contracts; (ii) wrongfully executed the advance payment bonds and the performance bonds; and (iii) is not entitled to the alleged amount of liquidated damages. In addition, Redes is seeking compensation for all damages arising from PRONATEL’s actions, including but not limited to (i) repayment of the amounts collected by PRONATEL under the advance payment bonds and the performance bonds; (ii) payment of amounts owed for work completed by Redes under the contracts; (iii) lost income in connection with Redes’ future operation and maintenance of the networks; and (iv) other related costs and damages to Redes as a result of the improper termination of the contracts.
As of the date of the contract terminations, Redes had incurred costs of approximately $157 million in construction of the project and had received approximately $100 million of payments (inclusive of the approximately $87 million advance payments). Furthermore, upon completion of the physical transfer of the networks to PRONATEL, which commenced in October 2019, PRONATEL and the MTC will possess the networks, for which PRONATEL has paid approximately $100 million while collecting approximately $112 million of bond proceeds. Quanta believes that PRONATEL's actions represent an abuse of power and unfair and inequitable treatment and that PRONATEL and the MTC have been unjustly enriched. Specifically, under the terms of the contracts, the advance payment bonds were to be exercised only if it is determined that Redes did not use the advance payments for their intended purpose, in which case Redes would be obligated to return the portion of the advance payments not properly used. Redes was not afforded the opportunity to provide evidence of its proper use of the advance payments for project expenditures prior to PRONATEL exercising the bonds in their full amount. As stated above, Redes has incurred substantially more than the advance payment amounts in the execution of the project, and Quanta believes Redes has used the advance payment amounts for their intended purpose.
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
As of September 30, 2019, after taking into account the above charge, Quanta had a net receivable position related to the project of approximately $120 million, which includes the approximately $87 million PRONATEL collected through exercise of the advance payment bonds. The net receivable from PRONATEL is included in “Other assets, net” in the accompanying consolidated balance sheet as of September 30, 2019.
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
Maurepas Project Dispute. During the third quarter of 2017, Maurepas Pipeline, LLC (Maurepas) notified QPS Engineering, LLC (QPS), a subsidiary of Quanta, of its claim for liquidated damages allegedly arising from delay in mechanical completion of a project in Louisiana. Quanta disputes the claim and believes that QPS is not responsible for liquidated damages under the contract terms, and in June 2019 QPS filed suit against SemGroup Corporation, the parent company of Maurepas, under the parent guarantee issued to secure payment from Maurepas on the project. QPS is seeking to recover $22.0 million that it believes has been wrongfully withheld, which represents the maximum liability for liquidated damages pursuant to the contract terms. In July and August 2018, QPS also received notice from Maurepas claiming certain warranty defects on the project. In July 2019, Maurepas filed suit against QPS and Quanta, pursuant to a parent guarantee, for damages related to the warranty defects and for a declaratory judgment related to the liquidated damages claim, subsequently claiming approximately $59 million in damages related to a portion of the alleged warranty defects. Quanta is continuing to evaluate the claimed warranty defects and, if they exist, the appropriate remedy. At this time, Quanta disputes the extent of the alleged defects or has not been able to substantiate them.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of September 30, 2019, Quanta had recorded an accrual with respect to this matter based on the current estimated amount of probable loss. However, based on the information currently available, Quanta cannot estimate the range of additional reasonably possible loss in connection with this matter. If, upon final resolution of this matter, Quanta is unsuccessful, any liquidated damages or warranty defect damages in excess of Quanta’s current loss accrual would be recorded as additional costs on the project.
Lorenzo Benton v. Telecom Network Specialists, Inc., et al. In June 2006, plaintiff Lorenzo Benton filed a class action complaint in the Superior Court of California, County of Los Angeles, alleging various wage and hour violations against Telecom Network Specialists (TNS), a former subsidiary of Quanta. Quanta retained liability associated with this matter pursuant to the terms of Quanta’s sale of TNS in December 2012. Benton represents a class of workers that includes all persons who worked on certain TNS projects, including individuals that TNS retained through numerous staffing agencies. The plaintiff class in this matter is seeking damages for unpaid wages, penalties associated with the failure to provide meal and rest periods and overtime wages, interest and attorneys’ fees. In January 2017, the trial court granted a summary judgment motion filed by the plaintiff class and found that TNS was a joint employer of the class members and that it failed to provide adequate meal and rest breaks and failed to pay overtime wages. In February 2019, the court granted, in part, the plaintiff class’s final motion for summary judgment on damages awarding the class approximately $7.5 million for its meal/rest break and overtime claims and denied the motion as to penalties. Quanta believes the court’s decisions on liability and damages are not supported by controlling law and continues to contest its liability and the damage calculation asserted by the plaintiff class in this matter. In July 2019, TNS prevailed, in part, on its own motion for summary judgment on the remaining wage statement and penalty claims, with the court dismissing the claims for penalties based on alleged meal and rest break violations.
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
Hallen Acquisition Assumed Liability. In August 2019, in connection with the acquisition of Hallen, Quanta assumed certain contingent liabilities associated with a March 2014 natural gas-fed explosion and fire in the Manhattan borough of New York City, New York. The incident resulted in, among other things, loss of life, personal injury and the destruction of two buildings and other property damage. After investigation, the National Transportation Safety Board determined that the probable cause of the incident was the failure of certain natural gas infrastructure installed by Consolidated Edison, Inc. (Con Ed) and the failure of certain sewer infrastructure maintained by the City of New York. Pursuant to a contract with Con Ed, Hallen had performed certain work related to such natural gas infrastructure and agreed to indemnify Con Ed for certain claims, liabilities and costs associated with its work. Numerous lawsuits are pending in New York state courts related to the incident, which generally name Con Ed, the City of New York and Hallen as defendants. These lawsuits are at various preliminary stages and generally seek unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption.
Hallen’s potential liabilities associated with this matter are expected to be covered under applicable insurance policies or contractual remedies negotiated by Quanta with the former owners of Hallen. As of September 30, 2019, Quanta had not recorded an accrual for any probable and estimable loss related to this matter. However, the ultimate amount of liability in connection with this matter remains subject to uncertainties associated with pending litigation, including, among other things, the apportionment of liability among the defendants and the likelihood and amount of potential damages claims. As a result, this matter could result in a loss that is in excess of, or not covered by, such insurance or contractual remedies, which could have a material adverse effect on Quanta’s consolidated results of operations and cash flows.
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
On January 29, 2019, PG&E, one of Quanta’s largest customers, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, as amended. Quanta is monitoring the bankruptcy proceeding and evaluating the treatment of, and potential claims related to, its pre-petition receivables. As of the bankruptcy filing date, Quanta had approximately $165 million of billed and unbilled receivables, $54 million of which remained unpaid as of September 30, 2019. Subsequent to the bankruptcy filing, the bankruptcy court approved the assumption by PG&E of certain contracts with subsidiaries of Quanta, which authorized PG&E to pay approximately $122 million of pre-petition receivables, $111 million of which has been received as of September 30, 2019. Quanta believes it will ultimately collect the approximately $43 million of pre-petition receivables that were not assumed by PG&E, which amount has been classified as non-current within “Other assets, net” in the accompanying condensed consolidated balance sheet as of September 30, 2019. However, the ultimate outcome of the bankruptcy proceeding is uncertain, and Quanta’s belief regarding collection of the remaining receivables is based on a number of assumptions that are potentially subject to change as the proceeding progresses. Should any of those assumptions change, the amount collected could be materially less than the amount of the remaining receivables. Additionally, Quanta is continuing to perform services for PG&E while the bankruptcy case is ongoing and believes that amounts billed for post-petition services will continue to be collected in the ordinary course of business.
PG&E, a customer within Quanta’s Electric Power Infrastructure Services segment, represented 10.5% of Quanta’s consolidated revenues for the nine months ended September 30, 2019 and represented 11.6% of Quanta’s consolidated net receivable position at September 30, 2019. No customer represented 10% or more of Quanta’s consolidated revenues for the three months ended September 30, 2019 or for the three and nine months ended September 30, 2018, and no customer represented 10% or more of Quanta’s consolidated net receivable position at December 31, 2018.
Insurance
As discussed in Note 2, Quanta is insured for employer’s liability, workers’ compensation, auto liability, general liability and group health claims. As of September 30, 2019 and December 31, 2018, the gross amount accrued for insurance claims totaled $280.2 million and $272.9 million, with $210.1 million and $210.1 million considered to be long-term and included in “Insurance and other non-current liabilities.” Related insurance recoveries/receivables as of September 30, 2019 and December 31, 2018 were $34.8 million and $56.5 million, of which $0.4 million and $0.3 million are included in “Prepaid expenses and other current assets” and $34.4 million and $56.2 million are included in “Other assets, net.”
Project Insurance Claim. In June 2018, while performing a horizontal directional drill and installing an underground gas pipeline, one of Quanta’s subsidiaries experienced a partial collapse of a borehole. Subsequent to the incident, Quanta has worked with its customer to mitigate the impact of the incident and to substantially complete the project. As required by the contract, the customer procured certain insurance coverage for the project, with Quanta subsidiaries as additional insureds. Quanta is working collaboratively with the customer to pursue insurance claims with the customer’s insurance carriers. The insurers have preliminarily acknowledged coverage for the incident; however, the amount of coverage is subject to further negotiation and, to the extent necessary, litigation. To the extent Quanta is not successful in recovering the full amount of the insurance claims it is pursuing, Quanta plans to pursue contractual relief from the customer.
As of September 30, 2019, Quanta had recorded a receivable of $81.5 million in accordance with GAAP related to accounting for insurance claims and potential recoveries. The amount represents a portion of the total insurance claims being pursued by Quanta, which amounted to approximately $144 million as of such date. To the extent Quanta is unsuccessful in realizing insurance or contractual recoveries, additional charges to operating results, which could be material, would be required.

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
As of September 30, 2019, Quanta had $346.5 million in outstanding letters of credit under its senior secured credit facility securing its casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2019 and 2020. Quanta expects to renew the majority of the letters of credit related to the casualty insurance program for subsequent one-year periods upon maturity. Quanta is not aware of any claims currently asserted or threatened under any of these letters of credit that are material, individually or in the aggregate. However, to the extent payment is required for any such claims, the amount paid could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations or cash flows.
Performance Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require Quanta to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that Quanta will perform under the terms of a contract and pay its subcontractors and vendors. If Quanta fails to perform, the customer may demand that the surety make payments or provide services under the bond. Quanta must reimburse the surety for any expenses or outlays it incurs. Under Quanta’s underwriting, continuing indemnity and security agreement with its sureties and with the consent of the lenders that are party to Quanta’s credit agreement, Quanta has granted security interests in certain of its assets as collateral for its obligations to the sureties. Subject to certain conditions and consistent with terms of the credit agreement for Quanta’s senior secured credit facility, these security interests will be automatically released if Quanta maintains a credit rating that meets two of the following three conditions: (i) a corporate credit rating that is BBB- or higher by Standard & Poor’s Rating Services, (ii) a corporate family rating that is Baa3 or higher by Moody’s Investors Services, Inc. or (iii) a corporate credit rating that is BBB- or higher by Fitch Ratings, Inc. Quanta may be required to post letters of credit or other collateral in favor of the sureties or Quanta’s customers in the future, which would reduce the borrowing availability under its senior secured credit facility. Quanta has not been required to make any material reimbursements to its sureties for bond-related costs except related to the exercise of certain advance payment and performance bonds in connection with a project located in Peru, as set forth in Legal Proceedings above. However, to the extent further reimbursements are required, the amounts could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations or cash flows.
Performance bonds expire at various times ranging from mechanical completion of a project to a period extending beyond contract completion in certain circumstances, and as such a determination of maximum potential amounts outstanding requires the use of certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of Quanta’s bonded operating activity. As of September 30, 2019, the total amount of the outstanding performance bonds was estimated to be approximately $2.7 billion. Quanta’s estimated maximum exposure as it relates to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $796 million as of September 30, 2019.
Additionally, from time to time, Quanta guarantees certain obligations and liabilities of its subsidiaries that may arise in connection with, among other things, contracts with customers, equipment lease obligations, joint venture arrangements and contractor licenses. These guarantees may cover all of the subsidiary’s unperformed, undischarged and unreleased obligations and liabilities under or in connection with the relevant agreement. For example, with respect to customer contracts, a guarantee may cover a variety of obligations and liabilities arising during the ordinary course of the subsidiary’s business or operations, including, among other things, warranty and breach of contract claims, third party and environmental liabilities arising from the subsidiary’s work and for which it is responsible, liquidated damages, or indemnity claims. Quanta is not aware of any obligations or liabilities currently asserted under any of these guarantees that are material, individually or in the aggregate. However, to the extent a subsidiary incurs a material obligation or liability and Quanta has guaranteed the performance or payment of such liability, the recovery by a customer or other counterparty or a third party will not be limited to the assets of the subsidiary. As a result,

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

responsibility under the guarantee could exceed the amount recoverable from the subsidiary alone and could materially and adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows.
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
In the normal course of Quanta’s acquisition transactions, Quanta obtains rights to indemnification from the sellers or former owners of acquired businesses for certain risks, liabilities and obligations arising from their prior operations, such as performance,

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

operational, safety, workforce or tax issues, some of which Quanta may not have discovered during due diligence. However, the indemnities may not cover all of Quanta’s exposure for such pre-acquisition matters, or the indemnitors may be unwilling or unable to pay amounts owed to Quanta. Accordingly, Quanta may incur expenses for which it is not reimbursed, and such amounts could be material and could have a material adverse effect on Quanta’s consolidated business, financial condition, results of operations and cash flows. Quanta is currently in the process of negotiating certain pre-acquisition obligations associated with non-U.S. payroll taxes that may be due from a business acquired by Quanta in 2013. As of September 30, 2019, Quanta had recorded $7.4 million as its estimate of the pre-acquisition tax obligations and a corresponding indemnification asset, as management expects to recover from the indemnity counterparties any amounts that Quanta may be required to pay in connection with any such obligations. Additionally, Quanta has obtained certain indemnification rights from the former owners of Hallen with respect to contingent liabilities that were assumed in connection with the acquisition, as set forth in Legal Proceedings — Hallen Acquisition Assumed Liability above.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Electric Power Infrastructure Services	$1,876,097	$1,617,736	$5,274,456	$4,756,416
Pipeline and Industrial Infrastructure Services	1,476,798	1,367,545	3,724,897	3,302,789
Consolidated revenues	$3,352,895	$2,985,281	$8,999,353	$8,059,205
Operating income (loss):
Electric Power Infrastructure Services	$175,692	$179,181	$430,244	$466,087
Pipeline and Industrial Infrastructure Services	132,424	96,067	243,066	149,953
Corporate and non-allocated costs	(98,722)	(82,687)	(265,849)	(225,219)
Consolidated operating income	$209,394	$192,561	$407,461	$390,821
Depreciation:
Electric Power Infrastructure Services	$27,240	$24,273	$79,205	$71,801
Pipeline and Industrial Infrastructure Services	22,877	22,711	68,166	65,886
Corporate and non-allocated costs	5,445	4,559	14,218	12,609
Consolidated depreciation	$55,562	$51,543	$161,589	$150,296

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
Foreign Operations
During the three months ended September 30, 2019 and 2018, Quanta derived $480.0 million and $667.6 million of its revenues from foreign operations. During the nine months ended September 30, 2019 and 2018, Quanta derived $1.36 billion and $1.84 billion of its revenues from foreign operations. Of Quanta’s foreign revenues, 71% and 78% were earned in Canada during the three months ended September 30, 2019 and 2018 and 75% and 75% were earned in Canada during the nine months ended September 30, 2019 and 2018. In addition, Quanta held property and equipment of $310.0 million and $304.0 million in foreign countries, primarily Canada, as of September 30, 2019 and December 31, 2018.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

13. SUPPLEMENTAL CASH FLOW INFORMATION:
The net effects of changes in operating assets and liabilities, net of non-cash transactions, on cash flows from operating activities are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Accounts and notes receivable	$(479,573)	$(169,041)	$(695,364)	$(345,842)
Contract assets	34,016	(125,878)	(67,882)	(188,996)
Inventories	1,511	(8,436)	43,598	(13,841)
Prepaid expenses and other current assets	(8,048)	12,991	(110,622)	(45,002)
Accounts payable and accrued expenses and other non-current liabilities	250,608	170,469	228,473	294,259
Contract liabilities	68,535	(48,386)	112,545	22,676
Other, net (1)	(4,957)	(2,291)	(134,305)	(8,270)
Net change in operating assets and liabilities, net of non-cash transactions	$(137,908)	$(170,572)	$(623,557)	$(285,016)

(1) The amount for the nine months ended September 30, 2019 includes the payment of $87 million of on-demand advance payment bonds and $25 million of on-demand performance bonds exercised in connection with the termination of a large telecommunications project in Peru. See Legal Proceedings — Peru Project Dispute in Note 11 for additional information on this matter.
A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows is as follows (in thousands):

	September 30,
	2019	2018
Cash and cash equivalents	$80,044	$113,524
Restricted cash included in “Prepaid expenses and other current assets”	3,441	3,275
Restricted cash included in “Other assets, net”	1,026	1,375
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$84,511	$118,174

	June 30,
	2019	2018
Cash and cash equivalents	$73,356	$120,357
Restricted cash included in “Prepaid expenses and other current assets”	3,733	2,926
Restricted cash included in “Other assets, net”	1,028	1,454
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$78,117	$124,737

	December 31,
	2018	2017
Cash and cash equivalents	$78,687	$138,285
Restricted cash included in “Prepaid expenses and other current assets”	3,286	5,106
Restricted cash included in “Other assets, net”	1,283	384
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$83,256	$143,775

Restricted cash includes any cash that is legally restricted as to withdrawal or usage.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(29,908)	$(89,175)
Operating cash flows from finance leases	$(15)	$(53)
Financing cash flows from finance leases	$(411)	$(1,523)
Lease assets obtained in exchange for lease liabilities:
Operating leases	$32,701	$76,107
Finance leases	$10	$631

Additional supplemental cash flow information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cash (paid) received during the period for —
Interest paid	$(16,312)	$(9,279)	$(45,469)	$(24,011)
Income taxes paid	$(40,745)	$(38,445)	$(109,271)	$(91,000)
Income tax refunds	$4,730	$1,207	$6,058	$3,570

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
We report our results under two reportable segments: (1) Electric Power Infrastructure Services and (2) Pipeline and Industrial Infrastructure Services. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the nine months ended September 30, 2019 were $9.00 billion, of which 58.6% was attributable to the Electric Power Infrastructure Services segment and 41.4% was attributable to the Pipeline and Industrial Infrastructure Services segment.
The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including the repair of infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and our proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment provides services that support the development of renewable energy generation, including solar, wind and certain types of natural gas generation facilities, and related switchyards and transmission infrastructure. This segment also provides comprehensive communications infrastructure services to wireline and wireless telecommunications companies, cable multi-system operators and other customers within the communications industry (including services in connection with 5G wireless deployment); services in connection with the construction of electric power generation facilities; and the design, installation, maintenance and repair of commercial and industrial wiring. This segment also includes our postsecondary educational institution, which specializes in pre-apprenticeship training, apprenticeship training and specialized utility task training for electric workers, and includes curriculum for the gas distribution and communications industries.
The Pipeline and Industrial Infrastructure Services segment provides comprehensive infrastructure solutions to customers involved in the development, transportation, distribution, storage and processing of natural gas, oil and other products. Services performed by the Pipeline and Industrial Infrastructure Services segment generally include the design, installation, repair and maintenance of pipeline transmission and distribution systems, gathering systems, production systems, storage systems and compressor and pump stations, as well as related trenching, directional boring and mechanized welding services. In addition, this segment’s services include pipeline protection, integrity testing, rehabilitation and replacement, and the fabrication of pipeline support systems and related structures and facilities for natural gas utilities and midstream companies. We also provide high-pressure and critical-path turnaround services to the downstream and midstream energy markets and instrumentation and electrical services, piping, fabrication and storage tank services. To a lesser extent, this segment serves the offshore and inland water energy markets and designs, installs and maintains fueling systems and water and sewer infrastructure.
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
We operate primarily in the United States; however, we derived $480.0 million and $667.6 million of our revenues from foreign operations during the three months ended September 30, 2019 and 2018 and $1.36 billion and $1.84 billion of our revenues from foreign operations during the nine months ended September 30, 2019 and 2018. Of our foreign revenues, 71% and 78% were earned in Canada during the three months ended September 30, 2019 and 2018 and 75% and 75% were earned in Canada during the nine months ended September 30, 2019 and 2018. In addition, we held property and equipment of $310.0 million and $304.0 million in foreign countries, primarily Canada, as of September 30, 2019 and December 31, 2018. See Note 2 of the Notes to Consolidated Financial Statements in Item 1. Financial Statements for a further disaggregation of revenues by geographic location.
Recent Acquisitions, Investments and Divestitures
Acquisitions
During the nine months ended September 30, 2019, we acquired The Hallen Construction Co., Inc. (Hallen), a pipeline and industrial services business located in the United States that specializes in gas distribution and transmission services, and to a lesser extent, underground electric distribution and transmission services; two specialty utility foundation and pole-setting contractors serving the southeast United States; an electric power specialty contracting business located in the United States that provides aerial power line and construction support services; a business located in the United States that provides technical training materials to electric utility workers; and an electrical infrastructure services business located in Canada. The aggregate consideration for these acquisitions was $395.0 million paid or payable in cash, subject to certain adjustments, and 60,860 shares of Quanta common stock, which had a fair value of approximately $1.8 million as of the respective acquisition date. A portion of the cash consideration in connection with the Hallen acquisition was placed in an escrow account, which, subject to certain conditions, could be utilized to reimburse us for obligations associated with certain contingent liabilities assumed by us in the transaction. See Insurance and Indemnity Matters below for additional information related to these liabilities. Beginning on the respective acquisition dates, the results of the acquired businesses have been included in Quanta’s consolidated financial statements, with the results of Hallen generally included in the Pipeline and Industrial Infrastructure Services segment and the other acquired businesses generally included in the Electric Power Infrastructure Services segment.
During the year ended December 31, 2018, we acquired an electrical infrastructure services business specializing in substation construction and relay services, a postsecondary educational institution that provides training and programs for workers in the industries we serve, and two communications infrastructure services businesses, all of which are located in the United States. The aggregate consideration for these acquisitions was $108.3 million paid or payable in cash, subject to certain adjustments, and 679,668 shares of Quanta common stock, which had a fair value of approximately $22.9 million as of the respective acquisition dates. Additionally, the acquisitions of the postsecondary educational institution and one of the communications infrastructure services businesses include the potential payment of up to $18.0 million of contingent consideration, payable if the acquired businesses achieve certain performance objectives over five- and three-year post-acquisition periods. Based on the estimated fair value of the contingent consideration, we recorded $16.5 million of liabilities as of the respective acquisition dates. Beginning on the respective acquisition dates, the results of the acquired businesses have been included in our consolidated financial statements, generally within the Electric Power Infrastructure Services segment.
Investments
During 2018, we acquired a 30% equity interest in a water and gas pipeline infrastructure contractor located in Australia for $22.2 million. This investment includes an option to acquire the remaining equity of the company through 2020 and provides for certain additional earnings and distribution participation rights during a designated 25-month post-investment period, as well as preferential liquidation rights. The investment has been recorded at cost and will be adjusted for impairment, if any, plus or minus observable changes in the value of the company’s equity. Earnings on this investment are recognized as dividends, and we received and recognized $3.9 million of cash dividends from this investment during 2018. During 2018, we also acquired a 49% equity interest in an electric power infrastructure services company, together with certain related customer relationship and other intangible assets, for $12.3 million.

We also enter into strategic partnerships and investment arrangements with customers and infrastructure investors to provide fully integrated infrastructure services on certain projects, including planning and feasibility analyses, engineering, design, procurement, construction and project operation and maintenance. These projects include public-private partnerships and concessions, along with private infrastructure projects such as build, own, operate (and in some cases transfer) and build-to-suit arrangements. As part of this strategy, we formed a partnership with select investors that provides up to $1.0 billion of capital, including approximately $80.0 million from us, available to invest in certain specified infrastructure projects through August 2024. Wholly owned subsidiaries of Quanta serve as the general partner of this partnership and as a separately operated registered investment adviser that manages the invested capital. As of September 30, 2019, we had contributed $13.7 million to this partnership in connection with certain investments. In October 2019, due to certain circumstances, the partnership entered into a 180-day period during which the investors and Quanta will evaluate the partnership. During this period, the partnership may make additional investments with the consent of the investors, and, at the end of the period, the investors or Quanta may elect to end the investment period for any future investments or dissolve the partnership.
During the three months ended September 30, 2019, we entered into a definitive agreement to sell our interest in a limited partnership that was selected during 2014 to build, own and operate a new 500 kilometer electric transmission line and two 500 kV substations in Alberta, Canada. The sale is expected to close in the fourth quarter of 2019 or early 2020, subject to receipt of regulatory approvals and satisfaction of customary closing conditions.
Remaining Performance Obligations and Backlog
A performance obligation is a promise in a contract with a customer to transfer a distinct good or service. As of September 30, 2019, our remaining performance obligations were $4.40 billion, 65.5% of which was expected to be recognized in the subsequent twelve months. Our remaining performance obligations represent management’s estimate of consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work has not yet begun. For purposes of calculating remaining performance obligations, we include all estimated revenues attributable to consolidated joint ventures and variable interest entities, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized, and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection.
We have also historically disclosed our backlog, and while backlog is not a term recognized under GAAP, it is a common measurement used in our industry. We believe this non-GAAP measure enables us to more effectively forecast our future results and better identify future operating trends that may not otherwise be apparent. Our remaining performance obligations, as described above, are a component of our backlog calculation, which also includes estimated orders under master service agreements (MSAs), including estimated renewals, and non-fixed price contracts expected to be completed within one year. Our methodology for determining backlog may not be comparable to the methodologies used by other companies.
Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts may be terminated, typically upon 30 to 90 days’ notice, even if we are not in default under the contract. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends for current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining the estimated amount of backlog. As of September 30, 2019 and December 31, 2018, MSAs accounted for 55% and 53% of our estimated 12-month backlog and 61% and 60% of total backlog. There can be no assurance as to our customers’ actual requirements or that our estimates are accurate.
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

The following table reconciles total remaining performance obligations to our backlog (a non-GAAP measure) by reportable segment along with estimates of amounts expected to be realized within 12 months (in thousands):

	September 30, 2019		December 31, 2018
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services
Remaining performance obligations	$2,124,632	$2,929,400	$2,093,461	$3,045,553
Estimated orders under MSAs and short-term, non-fixed price contracts	2,854,533	5,709,337	2,467,654	5,499,887
Backlog	4,979,165	8,638,737	4,561,115	8,545,440

Pipeline and Industrial Infrastructure Services
Remaining performance obligations	761,943	1,475,037	1,003,543	1,635,918
Estimated orders under MSAs and short-term, non-fixed price contracts	1,817,815	3,168,291	1,411,329	2,161,275
Backlog	2,579,758	4,643,328	2,414,872	3,797,193

Total
Remaining performance obligations	2,886,575	4,404,437	3,097,004	4,681,471
Estimated orders under MSAs and short-term, non-fixed price contracts	4,672,348	8,877,628	3,878,983	7,661,162
Backlog	$7,558,923	$13,282,065	$6,975,987	$12,342,633

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
Additionally, our industry can be highly cyclical. Our volume of business may be adversely affected by declines or delays in new projects due to cyclicality, which may vary by geographic region. Project schedules, particularly in connection with larger, longer-term projects, can also create fluctuations in the amount of work performed in a given period. For example, in connection with larger and more complicated projects, the timing of obtaining permits and other approvals may be delayed, and we may need to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we are strategically positioned to deliver on such projects when they move forward. Examples of other items that may cause our results or demand for our services to fluctuate materially from quarter to quarter include: the financial condition of our customers and their access to capital; margins for ongoing projects; economic and political conditions on a regional, national or global scale, including changes in U.S. trade relationships with other countries; our customers’ capital spending, including on larger pipeline and electrical infrastructure projects; oil, natural gas and natural gas liquids prices; liabilities and costs that are not covered by, or that are in excess of, third party insurance coverage; reimbursements associated with letters of credit or performance or payment bonds; the timing of and costs associated with acquisitions; changes in the fair value of acquisition-related contingent consideration liabilities; project payment disputes; project cancellations; dispositions; equity in earnings (losses) of unconsolidated affiliates; impairments of goodwill, intangible assets, long-lived assets or investments; effective tax rates; and interest rates. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period. Please read Outlook and Understanding Margins for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.
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

Size, scope and complexity of projects. We may experience a decrease or fluctuations in margins when larger, more complex electric transmission and pipeline projects experience significant delays or other difficulties impacting performance. Larger projects with higher voltage capacities; larger diameter throughput capacities; increased engineering, design or construction complexities; more difficult terrain requirements; or longer distance requirements typically yield opportunities for higher margins as we assume a greater degree of performance risk and there is greater utilization of our resources for longer construction timeframes. Conversely, smaller or less complex electric transmission and pipeline projects typically provide lower margin opportunities, as there are a greater number of competitors capable of performing in this market, and competitors at times may more aggressively pursue available volumes of work to absorb fixed costs. A greater percentage of smaller scale or less complex electric transmission and pipeline work also could negatively impact margins due to the inefficiency of transitioning between a greater number of smaller projects versus continuous production on fewer larger projects. Our margins may be further impacted by delays in the timing of larger projects, extended bidding procedures for more complex EPC projects or temporary decreases in capital spending by our customers. Also, at times we may choose to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we are strategically positioned to deliver on larger, more complicated electric transmission or pipeline projects when they move forward.
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
Depreciation. We include depreciation in cost of services, which is common practice in our industry; however, some companies within our industry do not. This can make comparability of our margins to those of other companies difficult and should be taken into consideration when comparing us to other companies.
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
Foreign currency risk. Our financial performance is reported on a U.S. dollar-denominated basis but is partially subject to fluctuations in foreign currency exchange rates. Fluctuations in exchange rates relative to the U.S. dollar, primarily Canadian and Australian dollars, can materially impact margins and comparisons of our results of operations between periods.
Change in fair value of contingent consideration liabilities. We have experienced and anticipate fluctuations in operating income margins as a result of changes in the fair value of contingent consideration liabilities associated with prior acquisitions, which occur as we obtain additional information on the likelihood that the acquired businesses will achieve their post-acquisition performance objectives. See Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements for more information about the valuation methodologies and assumptions related to the determination of the fair value of these liabilities.
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

Results of Operations
The results of acquired businesses have been included in the following results of operations beginning on their respective acquisition dates.
Consolidated Results
The following table sets forth selected statements of operations and other data for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Revenues	$3,352,895	100.0%	$2,985,281	100.0%	$8,999,353	100.0%	$8,059,205	100.0%
Cost of services (including depreciation)	2,879,450	85.9	2,559,451	85.7	7,842,422	87.1	6,998,956	86.8
Gross profit	473,445	14.1	425,830	14.3	1,156,931	12.9	1,060,249	13.2
Selling, general and administrative expenses	245,010	7.3	224,040	7.5	700,862	7.8	645,566	8.0
Amortization of intangible assets	15,264	0.5	10,623	0.3	40,544	0.5	31,535	0.5
Change in fair value of contingent consideration liabilities	3,777	0.1	(1,394)	—	8,064	0.1	(7,673)	(0.1)
Operating income	209,394	6.2	192,561	6.5	407,461	4.5	390,821	4.8
Interest expense	(18,369)	(0.5)	(9,219)	(0.4)	(48,066)	(0.5)	(25,175)	(0.2)
Interest income	186	—	322	—	762	—	1,128	—
Other income (expense), net	717	—	(15,498)	(0.5)	66,197	0.7	(37,899)	(0.5)
Income before income taxes	191,928	5.7	168,166	5.6	426,354	4.7	328,875	4.1
Provision for income taxes	54,906	1.6	43,267	1.4	139,838	1.5	90,659	1.1
Net income	137,022	4.1	124,899	4.2	286,516	3.2	238,216	3.0
Less: Net income attributable to non-controlling interests	954	—	348	—	2,616	—	1,686	0.1
Net income attributable to common stock	$136,068	4.1%	$124,551	4.2%	$283,900	3.2%	$236,530	2.9%
Three months ended September 30, 2019 compared to the three months ended September 30, 2018
Revenues.  Revenues increased $367.6 million, or 12.3%, to $3.35 billion for the three months ended September 30, 2019. Contributing to the increase were incremental revenues of $258.4 million from electric power infrastructure services and $109.3 million from pipeline and industrial infrastructure services. See Segment Results below for additional information and discussion related to segment revenues.
Gross profit.  Gross profit increased $47.6 million, or 11.2%, to $473.4 million for the three months ended September 30, 2019. Gross profit as a percentage of revenues was 14.1% and 14.3% for the three months ended September 30, 2019 and 2018. Gross profit and gross profit as a percentage of revenues were positively impacted by the overall increase in revenues described above and margin improvement in pipeline and industrial infrastructure services, partially offset by a decline in margin in electric power infrastructure services. See Segment Results below for additional information and discussion related to segment operating income (loss).
Selling, general and administrative expenses.  Selling, general and administrative expenses increased $21.0 million, or 9.4%, to $245.0 million for the three months ended September 30, 2019. This increase was primarily attributable to a $13.0 million increase in expenses associated with acquired businesses, including incremental acquisition and integration costs of $9.9 million, and a $3.2 million increase in compensation expenses, largely associated with higher salaries due to increased personnel to support business growth and annual compensation increases. Also contributing to the increase was a $2.7 million increase in legal and other professional fees and a $1.7 million increase related to information systems and rent expense to support business growth. Selling, general and administrative expenses as a percentage of revenues decreased slightly to 7.3% for the three months ended September 30, 2019 from 7.5% for the three months ended September 30, 2018.
Amortization of intangible assets.  Amortization of intangible assets increased $4.6 million to $15.3 million for the three months ended September 30, 2019. This increase was primarily due to increased amortization of intangible assets associated with recently acquired businesses, partially offset by reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized.
Change in fair value of contingent consideration liabilities. A $3.8 million increase in the fair value of contingent consideration liabilities was recognized during the three months ended September 30, 2019, which resulted in a corresponding decrease in operating income, as compared to a $1.4 million decrease in the fair value of contingent consideration liabilities recognized during the three months ended September 30, 2018, which resulted in a corresponding increase in operating income. These changes were primarily due to changes in forecasted performance in post-acquisition periods for certain acquired businesses and the effect of present value accretion on fair value calculations. It is anticipated that changes in fair value will be recorded periodically until contingent consideration liabilities are settled. See Contractual Obligations — Contingent Consideration Liabilities for more information.
Interest expense.  Interest expense increased $9.2 million to $18.4 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due to increased borrowing activity and a higher weighted average interest rate.
Other income (expense), net. Other income (expense), net consisted of net other income of $0.7 million for the three months ended September 30, 2019, as compared to net other expense of $15.5 million for the three months ended September 30, 2018. The net expense recognized in the three months ended September 30, 2018 was primarily related to the deferral of earnings on a large electric transmission project in Canada that was substantially completed and placed into commercial operation during the three months ended March 31, 2019.
Provision for income taxes.  The provision for income taxes was $54.9 million for the three months ended September 30, 2019, with an effective tax rate of 28.6%. The provision for income taxes was $43.3 million for the three months ended September 30, 2018, with an effective tax rate of 25.7%. The increase in the effective tax rate was primarily due to the mix of domestic and foreign earnings.
Other comprehensive income (loss). Other comprehensive income (loss), net of taxes was a loss of $12.8 million in the three months ended September 30, 2019 compared to a gain of $10.8 million in the three months ended September 30, 2018. The loss in the three months ended September 30, 2019 was due to the strengthening of the U.S. dollar against foreign currencies associated with our international operations, primarily the Canadian and Australian dollars, as of September 30, 2019 when compared to June 30, 2019. The gain in the three months ended September 30, 2018 was due to the strengthening of certain foreign currencies associated with our international operations, primarily the Canadian and Australian dollars, against the U.S. dollar as of September 30, 2018 when compared to June 30, 2018.
Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Revenues.  Revenues increased $940.1 million, or 11.7%, to $9.00 billion for the nine months ended September 30, 2019. Contributing to the increase were incremental revenues of $518.0 million from electric power infrastructure services and $422.1 million from pipeline and industrial infrastructure services. Electric power infrastructure services revenues for the nine months ended September 30, 2019 were impacted by a $48.8 million reversal of revenues associated with the termination of a large telecommunications project in Peru and the uncertainty regarding recovery of amounts incurred and potential claims that may be owed in connection with the project. See Legal Proceedings — Peru Project Dispute in Note 11 of the Notes to Consolidated Financial Statements in Item 1. Financial Statements for additional information and disclosure related to this matter. See Segment Results below for additional information and discussion related to segment revenues.
Gross profit.  Gross profit increased $96.7 million, or 9.1%, to $1.16 billion for the nine months ended September 30, 2019. Gross profit as a percentage of revenues was 12.9% for the nine months ended September 30, 2019 as compared to 13.2% for the nine months ended September 30, 2018. The increase in gross profit was primarily due to the overall increase in revenues described above and margin improvement in pipeline and industrial infrastructure services, partially offset by a decline in margin in electric power infrastructure services. Impacting both gross profit and gross profit as a percentage of revenues for the nine months ended September 30, 2019 was a $79.2 million charge associated with the termination of the telecommunications project in Peru referenced above, which included the $48.8 million reversal of revenues and a $30.4 million increase to cost of services. The project termination charge negatively impacted gross profit as a percentage of revenues by 76 basis points during the nine months ended September 30, 2019. See Segment Results below for additional information and discussion related to segment operating income (loss).
Selling, general and administrative expenses.  Selling, general and administrative expenses increased $55.3 million, or 8.6%, to $700.9 million for the nine months ended September 30, 2019. This increase was primarily attributable to a $18.9 million increase in compensation expenses, largely associated with higher salaries due to increased personnel to support business growth and annual compensation increases; a $9.9 million increase in expenses associated with acquired businesses, including incremental acquisition and integration costs of $4.3 million; and a $9.5 million increase in legal and other professional fees. Also contributing to the increase were a $6.8 million increase in information systems and rent expense to support business growth and a $3.3 million increase in deferred compensation expense, which was primarily associated with market value changes. Partially offsetting these increases was a $3.3 million decrease in asset impairment charges for the nine months ended September 30, 2019. Selling, general and administrative expenses as a percentage of revenues decreased to 7.8% for the nine months ended September 30, 2019 from 8.0% for the nine months ended September 30, 2018, primarily due to the increase in revenues described above.

Amortization of intangible assets.  Amortization of intangible assets increased $9.0 million to $40.5 million for the nine months ended September 30, 2019. This increase was primarily due to increased amortization of intangible assets associated with recently acquired businesses, partially offset by reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized.
Change in fair value of contingent consideration liabilities. An $8.1 million increase in the fair value of contingent consideration liabilities was recognized during the nine months ended September 30, 2019, which resulted in a corresponding decrease in operating income, as compared to $7.7 million decrease in the fair value of contingent consideration liabilities recognized during the nine months ended September 30, 2018, which resulted in a corresponding increase in operating income. These changes were primarily due to changes in forecasted performance in post-acquisition periods for certain acquired businesses and the effect of present value accretion on fair value calculations. It is anticipated that changes in fair value will be recorded periodically until contingent consideration liabilities are settled. See Contractual Obligations — Contingent Consideration Liabilities for more information.
Interest expense.  Interest expense increased $22.9 million to $48.1 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due to increased borrowing activity and a higher weighted average interest rate.
Other income (expense), net. Other income (expense), net consisted of net other income of $66.2 million for the nine months ended September 30, 2019, as compared to net other expense of $37.9 million for the nine months ended September 30, 2018. This change was primarily related to our equity investment in a large electric transmission project in Canada that was substantially completed and placed into commercial operation during the three months ended March 31, 2019. As a result of the project completion, we recognized $60.3 million of earnings that were previously deferred as a component of “Other income (expense), net” in prior periods. The net expense recognized in the nine months ended September 30, 2018 was primarily related to the deferral of earnings on the same project. In addition, during the nine months ended September 30, 2019, a $3.1 million bargain purchase gain was recognized, which related to the acquisition of an electrical infrastructure services business, and other expense of $4.0 million was recognized related to a reduction of an indemnification asset, which resulted from the favorable settlement of a pre-acquisition foreign tax-related obligation.
Provision for income taxes.  The provision for income taxes was $139.8 million for the nine months ended September 30, 2019, with an effective tax rate of 32.8%. The provision for income taxes was $90.7 million for the nine months ended September 30, 2018, with an effective tax rate of 27.6%. The increase in the effective tax rate was primarily due to the $79.2 million charge associated with the termination of the large telecommunications project in Peru, for which no income tax benefit was recognized, and the mix of domestic and foreign earnings.
Other comprehensive income (loss). Other comprehensive income (loss), net of taxes was a gain of $21.9 million in the nine months ended September 30, 2019 compared to a loss of $34.3 million in the nine months ended September 30, 2018. The gain in the nine months ended September 30, 2019 was due to the strengthening of certain foreign currencies associated with our international operations, primarily the Canadian and Australian dollars, against the U.S. dollar as of September 30, 2019 when compared to December 31, 2018, and the loss in the nine months ended September 30, 2018 was due to a strengthening of the U.S. dollar against foreign currencies associated with our international operations, primarily the Canadian and Australian dollars, as of September 30, 2018 when compared to December 31, 2017.

Segment Results
The following table sets forth segment revenues and segment operating income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Revenues:
Electric Power Infrastructure Services	$1,876,097	56.0%	$1,617,736	54.2%	$5,274,456	58.6%	$4,756,416	59.0%
Pipeline and Industrial Infrastructure Services	1,476,798	44.0	1,367,545	45.8	3,724,897	41.4	3,302,789	41.0
Consolidated revenues from external customers	$3,352,895	100.0%	$2,985,281	100.0%	$8,999,353	100.0%	$8,059,205	100.0%
Operating income (loss):
Electric Power Infrastructure Services	$175,692	9.4%	$179,181	11.1%	$430,244	8.2%	$466,087	9.8%
Pipeline and Industrial Infrastructure Services	132,424	9.0%	96,067	7.0%	243,066	6.5%	149,953	4.5%
Corporate and non-allocated costs	(98,722)	—	(82,687)	—	(265,849)	—	(225,219)	—
Consolidated operating income	$209,394	6.2%	$192,561	6.5%	$407,461	4.5%	$390,821	4.8%
Three months ended September 30, 2019 compared to the three months ended September 30, 2018
Electric Power Infrastructure Services Segment Results
Revenues increased $258.4 million, or 16.0%, to $1.88 billion for the three months ended September 30, 2019. This change in revenues was primarily due to increased customer spending on smaller transmission and distribution services, including increased revenues in the western United States associated with grid modernization and accelerated fire hardening programs; approximately $50 million in revenues from acquired businesses; and a $16 million increase in emergency restoration services revenues, primarily attributable to the significant impact of Hurricane Dorian on the eastern coast of the United States. These increases were partially offset by lower revenues on a larger transmission project in Canada that was substantially completed during the three months ended March 31, 2019 and less favorable foreign currency exchange rates, which negatively impacted revenues by approximately $7 million and were primarily attributable to the relationship between the U.S. dollar and the Canadian and Australian dollars.
Operating income decreased $3.5 million, or 1.9%, to $175.7 million for the three months ended September 30, 2019. Operating income as a percentage of revenues decreased to 9.4% for the three months ended September 30, 2019 from 11.1% for the three months ended September 30, 2018. These decreases were primarily due to operating income for the three months ended September 30, 2018 including favorable progress on the larger transmission project in Canada that successfully executed through project procurement, winter schedule and productivity risks, resulting in a decrease in cost contingencies. Additionally, operating income for the three months ended September 30, 2019 was negatively impacted by severe weather and other delays on certain larger transmission projects in Canada that resulted in elevated levels of unabsorbed costs. Partially offsetting these decreases were increased revenues from smaller transmission and distribution services and emergency restoration services described above, including increased customer spending on continuing fire hardening programs.
Pipeline and Industrial Infrastructure Services Segment Results
Revenues increased $109.3 million, or 8.0%, to $1.48 billion for the three months ended September 30, 2019. This change was primarily due to an increase in revenues from smaller pipeline transmission and gas distribution services, which resulted from increased capital spending by our customers, and approximately $40 million in revenues from acquired businesses. Partially offsetting these increases was a decrease in larger pipeline transmission revenues. The timing of construction for these types of larger projects is highly variable due to potential permitting delays, worksite access limitations related to environmental regulations and seasonal weather patterns. Due to these factors, the majority of our larger pipeline transmission project work for 2018 was performed in the second half of the year, while the majority of such work for 2019 was performed in the first half of the year. Also, partially offsetting these increases were less favorable foreign currency exchange rates during the three months ended September 30, 2019, which negatively impacted revenues by approximately $3 million and were primarily attributable to the relationship between the U.S. dollar and the Canadian and Australian dollars.
Operating income increased $36.4 million, or 37.8%, to $132.4 million for the three months ended September 30, 2019. Operating income as a percentage of revenues increased to 9.0% for the three months ended September 30, 2019 from 7.0% for the three months ended September 30, 2018. These increases were primarily due to improved margins on both gas distribution services and larger pipeline transmission projects. Additionally, the three months ended September 30, 2018 were negatively impacted by $28.9 million of project losses associated with engineering and production delays on a processing facility project in

Texas and a partial collapse of an underground borehole for a natural gas pipeline project in the northeast United States. These projects had a minimal negative impact on operating income for the three months ended September 30, 2019.
Corporate and Non-allocated Costs
Certain selling, general and administrative expenses, amortization of intangible assets and change in fair value of contingent consideration liabilities are not allocated to segments. Corporate and non-allocated costs for the three months ended September 30, 2019 increased $16.0 million to $98.7 million compared to the three months ended September 30, 2018. The increase was primarily due to a $9.9 million increase in acquisition-related costs and a $3.8 million increase in the fair value of contingent consideration liabilities in the three months ended September 30, 2019 as compared to a $1.4 million decrease in the fair value of certain contingent consideration liabilities recognized in the three months ended September 30, 2018. Also contributing to the increase was a $4.6 million increase in intangible amortization expense. Partially offsetting these increases was a $4.2 million net decrease in incentive and stock-based compensation.
Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Electric Power Infrastructure Services Segment Results
Revenues for this segment increased $518.0 million, or 10.9%, to $5.27 billion for the nine months ended September 30, 2019. This change in revenues was primarily due to increased customer spending on smaller transmission and distribution services, including increased revenues in the western United States associated with grid modernization and accelerated fire hardening programs, and approximately $120 million in revenues from acquired businesses. These increases were partially offset by lower revenues on the larger transmission project in Canada that was substantially completed during the three months ended March 31, 2019; an $8 million decrease in emergency restoration services revenues; and less favorable foreign currency exchange rates, which negatively impacted revenues by approximately $29 million and were primarily attributable to the relationship between the U.S. dollar and the Canadian and Australian dollars. Additionally, as discussed above, segment revenues for the nine months ended September 30, 2019 were negatively impacted by a $48.8 million reversal of revenues related to the large telecommunications project in Peru that was recorded in the three months ended June 30, 2019.
Operating income decreased $35.8 million, or 7.7%, to $430.2 million for the nine months ended September 30, 2019. Operating income as a percentage of segment revenues decreased to 8.2% for the nine months ended September 30, 2019 from 9.8% for the nine months ended September 30, 2018. These decreases were primarily due to the $79.2 million charge associated with the termination of the large telecommunications project in Peru, higher operating income for the nine months ended September 30, 2018 related to the successful execution of the larger transmission project in Canada described above, as well as lower operating income for the nine months ended September 30, 2019 due to an increase in unabsorbed costs in Canada related to severe weather and other delays on certain larger transmission projects. The charge associated with the termination of the telecommunications project in Peru negatively impacted operating income as a percentage of revenues by 146 basis points and included a reduction of previously recognized earnings on the project, a reserve against a portion of alleged liquidated damages and recognition of estimated costs to complete the project turnover and close out the project. The nine months ended September 30, 2019 was positively impacted by the increase in revenues from smaller transmission and distribution services described above, including increased customer spending on continuing fire hardening programs.
Pipeline and Industrial Infrastructure Services Segment Results
Revenues for this segment increased $422.1 million, or 12.8%, to $3.72 billion for the nine months ended September 30, 2019. This change was primarily due to an increase in revenues from pipeline transmission, gas distribution and industrial services, which resulted from increased capital spending by our customers and included an increase in revenues from larger pipeline transmission projects. The timing of construction for larger projects is highly variable due to potential permitting delays, worksite access limitations related to environmental regulations and seasonal weather patterns. Due to these factors, the majority of our larger pipeline transmission project work for 2018 was performed in the second half of the year, while the majority of such work for 2019 was performed in the first half of the year. The increase in revenues also included approximately $40 million from acquired businesses. Partially offsetting the increases were less favorable foreign currency exchange rates during the nine months ended September 30, 2019, which negatively impacted revenues by approximately $25 million and were primarily attributable to the relationship between the U.S. dollar and the Canadian and Australian dollars.
Operating income increased $93.1 million, or 62.1%, to $243.1 million for the nine months ended September 30, 2019. Operating income as a percentage of segment revenues increased to 6.5% for the nine months ended September 30, 2019 from 4.5% for the nine months ended September 30, 2018. These increases were primarily due to improved margins across our transmission, distribution and industrial services operations resulting from improved execution and utilization, as well as an increase in revenues from larger pipeline transmission projects, which typically yield higher margins. Also contributing to these increases were a $3.3 million reduction in asset impairment charges, a $1.3 million reduction in severance and restructuring costs and the impact of severe weather on various ongoing projects that resulted in lower productivity during the nine months ended September 30, 2018. The nine months ended September 30, 2018 were also negatively impacted by $22.7 million of project losses associated with production issues and severe weather conditions on a large gas transmission project and a partial collapse of an underground borehole for a natural gas pipeline project in the northeast United States. Additionally, the nine months ended September 30, 2019 and 2018 were negatively impacted by $23.3 million and $20.6 million of project losses associated with engineering and production delays on a processing facility project, which was substantially complete as of September 30, 2019.
Corporate and Non-allocated Costs
Certain selling, general and administrative expenses, amortization of intangible assets and change in fair value of contingent consideration liabilities are not allocated to segments. Corporate and non-allocated costs for the nine months ended September 30, 2019 increased $40.6 million to $265.8 million compared to the nine months ended September 30, 2018. This increase was partially due to a $8.1 million increase in the fair value of contingent consideration liabilities in the nine months ended September 30, 2019, as compared to a $7.7 million decrease in the fair value of contingent consideration liabilities recognized during the nine months ended September 30, 2018. Also contributing to the increase were a $9.0 million increase in intangible amortization, a $4.3 million increase in acquisition-related costs, a $4.0 million increase in salaries and benefits, a $3.5 million increase in professional fees, and a $3.3 million increase in deferred compensation expense primarily associated with market value changes. Partially offsetting these increases was a $7.0 million net decrease in incentive and stock-based compensation.
Liquidity and Capital Resources
Cash Requirements

Amounts related to our cash and cash equivalents based on geographic location of the bank accounts were as follows (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents held in domestic bank accounts	$55,581	$62,495
Cash and cash equivalents held in foreign bank accounts	24,463	16,192
Total cash and cash equivalents	$80,044	$78,687
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

	September 30, 2019	December 31, 2018
Cash and cash equivalents held by domestic joint ventures	$7,855	$8,544
Cash and cash equivalents held by foreign joint ventures	142	441
Total cash and cash equivalents held by joint ventures	7,997	8,985
Cash and cash equivalents not held by joint ventures	72,047	69,702
Total cash and cash equivalents	$80,044	$78,687
At September 30, 2019, we were in compliance with the covenants under the credit agreement for our senior secured credit facility. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our senior secured credit facility, our ability to access capital markets and future cash flows from operations will provide sufficient funds to enable us to meet our debt repayment obligations, fund future operating needs and planned capital expenditures during 2019, facilitate our ability to pay any future dividends we declare and grow through acquisitions or otherwise in the foreseeable future.
Our industry is capital intensive, and we expect substantial capital expenditures and commitments under equipment lease and rental arrangements to be needed into the foreseeable future in order to meet anticipated demand for our services, all of which may require cash. Total capital expenditures for 2019 are expected to be approximately $265 million, of which we have spent $207.6 million through September 30, 2019.
We also evaluate opportunities for strategic acquisitions, stock repurchases under our authorized stock repurchase programs and opportunities to invest in strategic partnerships with customers and infrastructure investors. These investment opportunities exist in the markets and industries we serve and may require the use of cash to purchase debt or equity investments.

Management monitors financial markets and national and global economic conditions for factors that may affect our liquidity and capital resources. We consider our investment policies related to cash and cash equivalents to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash and cash equivalent investments with short-term maturities. Accordingly, we do not anticipate that weakness in the capital markets will have a material impact on the principal amounts of our cash and cash equivalents or our ability to rely upon our senior secured credit facility for funds. To date, we have not experienced a loss of or lack of access to our cash or cash equivalents or funds under our senior secured credit facility; however, our access to invested cash and cash equivalents or availability under our senior secured credit facility could be impacted in the future by adverse conditions in financial markets.
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
Sources and Uses of Cash
As of September 30, 2019, we had cash and cash equivalents of $80.0 million and working capital of $1.94 billion. We had $1.87 billion of loans outstanding under our senior secured credit facility, which included $1.26 billion outstanding under term loans and $608.4 million of outstanding revolving loans. Of the total outstanding borrowings, $1.65 billion were denominated in U.S. dollars, $169.9 million were denominated in Canadian dollars and $42.2 million were denominated in Australian dollars. We also had $346.5 million of letters of credit outstanding under our senior secured credit facility, $235.5 million of which were denominated in U.S. dollars and $111.0 million of which were denominated in currencies other than the U.S. dollar, primarily Australian or Canadian dollars. As of September 30, 2019, our senior secured credit facility had $1.18 billion available for revolving loans or new letters of credit.
In summary, our cash flows for each period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net cash provided by (used in) operating activities	$91,167	$39,104	$(100,247)	$221,617
Net cash used in investing activities	$(391,797)	$(136,431)	$(607,124)	$(321,683)
Net cash provided by financing activities	$307,111	$90,963	$708,749	$72,860
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
Net cash provided by operating activities during the three months ended September 30, 2019 was favorably impacted by increased earnings and a smaller increase in operating assets and liabilities as compared to the three months ended September 30, 2018. Net cash used in operating activities during the nine months ended September 30, 2019 included the payment of $112 million as a result of the exercise of on-demand advance payment and performance bonds in connection with the termination of the large telecommunications project in Peru, which is described in further detail in Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements. Net cash used in operating activities was also impacted by increased working capital requirements, including mobilization and tooling costs, to support business growth and due to extended billing and collection cycles for certain utility customers. Additionally, during the nine months ended September 30, 2018, a significant advance billing position on a larger electric transmission project in Canada favorably impacted net cash flow from operating activities.
Days sales outstanding (DSO) at September 30, 2019 was 91 days, as compared to 78 days at September 30, 2018. The increase in DSO is primarily due to an increase in retainage balances included in current receivables, a significant portion of which was related to a balance for the large electric transmission project in Canada that has been received subsequent to September 30, 2019, and elevated receivables associated with billing arrangement modifications for two customers. Collections for these customers have improved subsequent to September 30, 2019, and we expect our DSO to decline and be more in line with historical levels in future periods. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets less contract liabilities, divided by average revenues per day during the quarter.
Investing Activities
Net cash used in investing activities in the three months ended September 30, 2019 included $329.8 million used for acquisitions and $66.2 million of capital expenditures. These items were partially offset by $4.9 million of proceeds from the sale of property and equipment. Net cash used in investing activities in the three months ended September 30, 2018 included $74.1 million of capital expenditures, $48.7 million used for acquisitions and $19.4 million of cash paid for investments in unconsolidated affiliates and other entities, which primarily related to our acquisition of a 30% interest in a water and gas pipeline infrastructure contractor located in Australia. These items were partially offset by $5.6 million of proceeds from the sale of property and equipment. Net cash used in investing activities in the nine months ended September 30, 2019 included $385.2 million used for acquisitions, $207.6 million of capital expenditures and $39.0 million of cash paid for investments in unconsolidated affiliates and other entities. These items were partially offset by $24.2 million of proceeds from the sale of property and equipment. Net cash used in investing activities in the nine months ended September 30, 2018 included $222.7 million used for capital expenditures, $94.9 million used for acquisitions; and $21.0 million of cash paid for investments in unconsolidated affiliates and other entities, which primarily related to our acquisition of a 30% equity interest in a water and gas pipeline infrastructure contractor located in Australia. These items were partially offset by $18.6 million of proceeds from the sale of property and equipment.
Our industry is capital intensive, and we expect substantial capital expenditures and commitments under equipment lease and rental arrangements to be needed into the foreseeable future. We also have various contractual obligations related to investments in unconsolidated affiliates and other capital commitments that are detailed in Contractual Obligations below. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or amount of the cash needed for these initiatives.
Financing Activities
Net cash provided by financing activities in the three months ended September 30, 2019 included $328.6 million of net borrowings under our senior secured credit facility, partially offset by $11.2 million of net short-term repayments and $5.8 million of cash payments of dividends and cash dividend equivalents. Net cash provided by financing activities in the three months ended September 30, 2018 included $112.7 million of net borrowings under our senior secured credit facility and $7.1 million of net short-term borrowings, partially offset by $26.8 million of cash payments for common stock repurchases. Net cash provided by financing activities in the nine months ended September 30, 2019 included $795.3 million of net borrowings under our senior secured credit facility, partially offset by $27.1 million of net short-term repayments, $20.1 million of cash payments for common stock repurchases, $17.4 million of cash payments of dividends and cash dividend equivalents and $16.0 million of cash payments to satisfy tax withholding obligations associated with stock-based compensation. Net cash provided by financing activities in the nine months ended September 30, 2018 included $288.1 million of net borrowings under our senior secured credit facility and $20.1 million of net short-term debt borrowings; partially offset by $216.7 million of cash payments for common stock repurchases and $14.7 million of payments to satisfy tax withholding obligations associated with stock-based compensation.
Contingent Consideration Liabilities
Certain of our acquisitions include the potential payment of contingent consideration, payable in the event certain performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The majority of these contingent consideration liabilities are subject to a maximum payment amount, which totaled $153.0 million as of September 30, 2019. Included within this maximum amount is approximately $18.0 million related to certain acquisitions completed in 2018, payable based on performance over five-year and three-year post-acquisition periods, and approximately $100.0 million related to the 2017 acquisition of Stronghold, Ltd. and Stronghold Specialty, Ltd., payable based on performance over a three-year post-acquisition period. The aggregate fair value of all of our contingent consideration liabilities was $79.4 million as of September 30, 2019, of which $71.0 million is included in “Accounts payable and accrued expenses” and $8.4 million is included in “Insurance and other non-current liabilities.” The significant majority of these liabilities would be paid at least 70% to 85% in cash. Cash payments for these liabilities up to the amount recognized at the respective acquisition dates, including measurement-period adjustments, will be classified as financing activities in our consolidated statements of cash flows. Any cash payments in excess of the amount of contingent consideration liabilities recognized at the respective acquisition dates will be classified as operating activities in our consolidated statements of cash flows.

Stock Repurchases
We repurchased the following shares of common stock in the open market under our stock repurchase programs (in thousands):

Quarter ended:	Shares	Amount
September 30, 2019	—	$—
June 30, 2019	—	$—
March 31, 2019	376	$11,953
December 31, 2018	7,652	$233,633
September 30, 2018	701	$23,751
June 30, 2018	595	$19,993
March 31, 2018	4,969	$173,913
Our policy is to record a stock repurchase as of the trade date; however, the payment of cash related to a repurchase is made on the settlement date of the trade. During the three months ended September 30, 2019 and 2018, cash payments related to stock repurchases were none and $26.8 million, and during the nine months ended September 30, 2019 and 2018, cash payments related to stock repurchases were $20.1 million and $216.7 million.
As of September 30, 2019, $286.8 million remained authorized under our existing repurchase program, which authorizes us to repurchase outstanding common stock from time to time through June 30, 2021 (the 2018 Repurchase Program). Repurchases under the 2018 Repurchase Program may be implemented through open market or privately negotiated transactions, at management's discretion, based on market and business conditions, applicable contractual and legal requirements, including restrictions under our senior secured credit facility, and other factors. We are not obligated to acquire any specific amount of common stock and the 2018 Repurchase Program may be modified or terminated by our Board of Directors at any time at its sole discretion and without notice. For additional detail about our stock repurchases, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements.
Dividends
We declared and paid the following cash dividends and cash dividend equivalents during 2018 and the first nine months of 2019 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
August 28, 2019	October 1, 2019	October 15, 2019	$0.04	$5,564
May 24, 2019	July 1, 2019	July 15, 2019	$0.04	$6,233
March 21, 2019	April 5, 2019	April 19, 2019	$0.04	$5,896
December 6, 2018	January 2, 2019	January 16, 2019	$0.04	$5,838
A significant majority of dividends declared were paid on the corresponding payment dates. Holders of restricted stock units (RSUs) awarded under the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (the 2011 Plan) generally received cash dividend equivalent payments equal to the cash dividend payable on account of the underlying Quanta common stock. Holders of exchangeable shares of certain Canadian subsidiaries of Quanta were paid a cash dividend of $0.04 per exchangeable share on the payment dates. Holders of RSUs awarded under the Quanta Services, Inc. 2019 Omnibus Equity Incentive Plan (the 2019 Plan) and holders of unearned and unvested performance stock units (PSUs) awarded under the 2011 Plan and the 2019 Plan receive cash dividend equivalent payments only to the extent such RSUs and PSUs become earned and/or vest. Additionally, cash dividend equivalents related to certain equity awards that have been deferred pursuant to the terms of a deferred compensation plan maintained by us are recorded as liabilities in such plans until the deferred awards are settled.

The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, as discussed in Debt Instruments — Senior Secured Credit Facility below, our credit agreement restricts the payment of cash dividends unless certain conditions are met.
Debt Instruments
Senior Secured Credit Facility
We have a credit agreement with various lenders that, as amended on September 6, 2019 and subsequent to the execution of an incremental revolving credit increase agreement on September 12, 2019, provides for (i) a $2.14 billion revolving credit facility and (ii) a term loan facility with term loans in the aggregate initial principal amount of $1.29 billion. In addition, subject to the conditions specified in the credit agreement, we have the option to increase the capacity of the credit facility, in the form of an increase in the revolving credit facility, incremental term loans or a combination thereof, from time to time, upon receipt of additional commitments from new or existing lenders by up to an additional (i) $400.0 million plus (ii) an additional amount that is unlimited so long as the Incremental Leverage Ratio Requirement (as defined in the credit agreement) is satisfied at the time of such increase. The Incremental Leverage Ratio Requirement requires, among other things, after giving pro forma effect to such increase and the use of proceeds therefrom, compliance with the credit agreement’s financial covenants as of the most recent fiscal quarter end for which financial statements were required to be delivered and that our Consolidated Leverage Ratio does not exceed 2.5 to 1.0, subject to the conditions specified in the credit agreement.
Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes. The maturity date for both the revolving credit facility and the term loan facility is October 31, 2022, and we are required to make quarterly principal payments on the term loan facility as described below.
With respect to the revolving credit facility, the entire amount available may be used by us for revolving loans and letters of credit in U.S. dollars and certain alternative currencies. Up to $600.0 million may be used by certain of our subsidiaries for revolving loans and letters of credit, including in certain alternative currencies, up to $100.0 million may be used for swing line loans in U.S. dollars, up to $50.0 million may be used for swing line loans in Canadian dollars and up to $50.0 million may be used for swing line loans in Australian dollars.
We borrowed $600.0 million under the term loan facility in October 2018 and borrowed an additional $687.5 million under the term loan facility in September 2019 and used all of such proceeds to repay outstanding revolving loans under the credit agreement. As of September 30, 2019, we had $1.87 billion of borrowings outstanding under the credit agreement, which included $1.26 billion borrowed under the term loan facility and $608.4 million of outstanding revolving loans. Of the total outstanding borrowings, $1.65 billion were denominated in U.S. dollars, $169.9 million were denominated in Canadian dollars and $42.2 million were denominated in Australian dollars. We also had $346.5 million of letters of credit issued under our revolving credit facility, of which $235.5 million were denominated in U.S. dollars and $111.0 million were denominated in currencies other than the U.S. dollar, primarily Canadian and Australian dollars. The remaining $1.18 billion of available commitments under the revolving credit facility was available for loans or issuing new letters of credit.
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
Term loans bear interest at rates generally consistent with the revolving loans borrowed in U.S. dollars, except that the additional amount over the Eurocurrency Rate is 1.125% to 1.875%, as determined based on our Consolidated Leverage Ratio. We are also required to make quarterly principal payments of $16.1 million on the term loans on the last business day of each March, June, September and December beginning in December 2019. The aggregate outstanding principal amount of all outstanding term loans must be paid on the maturity date; however, we may voluntarily prepay that amount from time to time, in whole or in part, without premium or penalty.
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
The credit agreement contains certain covenants, including (i) a maximum Consolidated Leverage Ratio of 3.0 to 1.0 (except that in connection with certain permitted acquisitions in excess of $200.0 million, such ratio is 3.5 to 1.0 for the fiscal quarter in which the acquisition is completed and the two subsequent fiscal quarters) and (ii) a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0. As of September 30, 2019, we were in compliance with all of the covenants under the credit agreement.
Subject to certain exceptions, (i) all borrowings under the credit agreement are secured by substantially all of our assets and the assets of our wholly owned U.S. subsidiaries and by a pledge of all of the capital stock of our wholly owned U.S. subsidiaries and 65% of the capital stock of direct foreign subsidiaries of our wholly owned U.S. subsidiaries and (ii) our wholly owned U.S. subsidiaries guarantee the repayment of all amounts due under the credit agreement. Subject to certain conditions, all collateral will automatically be released from the liens securing the obligations under the credit agreement at any time we maintain an Investment Grade Rating (defined in the credit agreement as two of the following three conditions being met: (i) a corporate credit rating that is BBB- or higher by Standard & Poor’s Rating Services, (ii) a corporate family rating that is Baa3 or higher by Moody’s Investors Services, Inc. or (iii) a corporate credit rating that is BBB- or higher by Fitch Ratings, Inc.).
The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on our assets. The credit agreement allows cash payments for dividends and stock repurchases subject to compliance with the following requirements (including after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100.0 million of availability under the revolving credit facility and/or cash and cash equivalents on hand.
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
Off-Balance Sheet Transactions
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include certain obligations relating to our investments and joint venture arrangements, liabilities associated with non-cancelable operating leases, letters of credit obligations, surety guarantees related to performance and payment bonds, committed expenditures for the purchase equipment and certain multiemployer pension plan liabilities. See Contractual Obligations below and Note 11 of the Notes to Consolidated Financial Statements in Item 1. Financial Statements for a description of these arrangements.

Contractual Obligations
The following table summarizes our future contractual obligations as of September 30, 2019, excluding amounts discussed below related to unrecognized tax benefits, multiemployer pension plan obligations, interest associated with letters of credit, commitment fees under our senior secured credit facility, commitments associated with our insurance liabilities and acquisition-related contingent consideration liabilities (in thousands):

	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Long-term debt - principal (1)	$1,877,120	$17,899	$65,766	$65,766	$1,722,474	$1,390	$3,825
Long-term debt - cash interest (2)	434	114	320	—	—	—	—
Short-term debt (3)	7,622	7,622	—	—	—	—	—
Operating lease obligations (4)	320,119	28,398	96,874	70,524	46,867	30,503	46,953
Operating leases obligations that have not yet commenced (5)	10,319	111	1,564	1,826	1,701	1,492	3,625
Finance lease obligations (6)	1,552	388	627	342	119	50	26
Short-term lease obligations (7)	21,880	9,905	11,975	—	—	—	—
Equipment purchase commitments (8)	7,654	5,370	2,284	—	—	—	—
Capital commitment related to investments in unconsolidated affiliates (9)	6,314	6,314	—	—	—	—	—
Total contractual obligations	$2,253,014	$76,121	$179,410	$138,458	$1,771,161	$33,435	$54,429
_______________________________________

(1)
We had $1.87 billion of outstanding borrowings under our senior secured credit facility, which included $1.26 billion borrowed under the term loan facility and $608.4 million of outstanding revolving loans, both of which bear interest at variable market rates. Assuming the principal amount outstanding at September 30, 2019 remained outstanding and the interest rate in effect at September 30, 2019 remained the same, the annual cash interest expense would be approximately $68.1 million, payable until October 31, 2022, the maturity date of the facility. Additionally, in connection with the term loan facility, we are required to make quarterly principal payments of $16.1 million and pay the remaining balance on the maturity date for the facility.

(2)	Amount represents cash interest expense on our fixed-rate long-term debt, which excludes our senior secured credit facility.

(3)	Amount was recorded on our September 30, 2019 condensed consolidated balance sheet.

(4)
Amounts represent undiscounted operating lease obligations at September 30, 2019. The operating lease obligations recorded on our September 30, 2019 condensed consolidated balance sheet represent the present value of these amounts.

(5)
Amounts represent undiscounted operating leases obligations that have not commenced as of September 30, 2019. The operating leases obligations will be recorded on our consolidated balance sheet beginning on the commencement date of each lease.

(6)
Amounts represent undiscounted finance lease obligations at September 30, 2019. The finance lease obligations recorded on our September 30, 2019 condensed consolidated balance sheet represent the present value of these amounts.

(7)
Amounts represent short-term lease obligations that are not recorded on our September 30, 2019 condensed consolidated balance sheet due to our accounting policy election. Month-to-month rental expense associated primarily with certain equipment rentals is excluded from these amounts because we are unable to accurately predict future rental amounts.

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

(9)
Amount represents outstanding capital commitments associated with investments in unconsolidated affiliates. As of September 30, 2019, we had outstanding capital commitments associated with investments in unconsolidated affiliates related to planned oil and gas infrastructure projects of $6.7 million, of which $6.3 million is expected to be paid in 2019. The remaining $0.4 million of these capital commitments is anticipated to be paid by May 31, 2022; however, we have excluded these capital commitments from the Contractual Obligations table because we are unable to determine the timing of the payment. Included in this amount is $6.2 million related to a partnership we formed with select investors during the year ended December 31, 2017, which is described further in Recent Acquisitions, Investments and Divestitures above. As of September 30, 2019, we had contributed $13.7 million to this partnership in connection with certain investments. We are not obligated to invest amounts through this partnership and are unable to determine the timing of any such investments.

Unrecognized Tax Benefits
Quanta and certain subsidiaries remain under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods. We believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $3.0 million as a result of settlement of these examinations or the expiration of certain statute of limitations periods. Because we are unable to accurately predict the timing and amounts of any obligations related to unrecognized tax benefits, the Contractual Obligations table excludes unrecognized tax benefits.
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
Letters of Credit Fees and Commitment Fees
The Contractual Obligations table excludes interest associated with letters of credit and commitment fees under our senior secured credit facility because the amount of outstanding letters of credit, availability and applicable interest rates and fees are all variable. Assuming that the amount of letters of credit outstanding and the interest rate as of September 30, 2019 remained the same, the annual cash interest expense for our letters of credit would be approximately $4.9 million. For additional information regarding our letters of credit and the associated interest rates and fees and our borrowings under our senior secured credit facility, see Liquidity and Capital Resources — Debt Instruments above.
Performance Bonds and Parent Guarantees
The Contractual Obligations table does not include any commitments associated with our performance bonds or parent guarantees. As of September 30, 2019, we are not aware of any material obligations for payments related to these obligations.
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and pay our subcontractors and vendors. If we fail to perform, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of the lenders that are party to our credit agreement, we have granted security interests in certain of our assets as collateral for our obligations to the sureties. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future, which would reduce the borrowing availability under our senior secured credit facility. We have not been required to make any material reimbursements to our sureties for bond-related costs except as set forth in Legal Proceedings in Note 11 of the Notes to Consolidated Financial Statements in Item 1. Financial Statements in connection with the exercise of approximately $112.0 million of advance payment and performance bonds related to the terminated project in Peru. However, to the extent further reimbursements are required, the amounts could be material and could adversely affect our consolidated business, financial condition, results of operations or cash flows.
Performance bonds expire at various times ranging from mechanical completion of a project to a period extending beyond contract completion in certain circumstances, and as such a determination of maximum potential amounts outstanding requires the use of certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of our bonded operating activity. As of September 30, 2019, the total amount of the outstanding performance bonds was estimated to be approximately $2.7 billion. Our estimated maximum exposure as it relates to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of our related contractual obligation. The estimated cost to complete these bonded projects was approximately $796 million as of September 30, 2019.
Additionally, from time to time, we guarantee certain obligations and liabilities of our subsidiaries that may arise in connection with, among other things, contracts with customers, equipment lease obligations, joint venture arrangements and contractor licenses. These guarantees may cover all of the subsidiary’s unperformed, undischarged and unreleased obligations and liabilities under or in connection with the relevant agreement. For example, with respect to customer contracts, a guarantee may cover a variety of obligations and liabilities arising during the ordinary course of the subsidiary’s business or operations, including, among other things, warranty and breach of contract claims, third party and environmental liabilities arising from the subsidiary’s work and for which it is responsible, liquidated damages, or indemnity claims. We are not aware of any obligations or liabilities currently asserted under any of these guarantees that are material, individually or in the aggregate. However, to the extent a subsidiary incurs a material obligation or liability and we have guaranteed the performance or payment of such liability, the recovery by a customer or other counterparty or a third party will not be limited to the assets of the subsidiary. As a result, responsibility under the guarantee could exceed the amount recoverable from the subsidiary alone and could materially and adversely affect our consolidated business, financial condition, results of operations and cash flows.
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
Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of September 30, 2019 and December 31, 2018, the gross amount accrued for insurance claims totaled $280.2 million and $272.9 million, with $210.1 million and $210.1 million considered to be long-term and included in “Insurance and other non-current liabilities.” Related insurance recoveries/receivables as of September 30, 2019 and December 31, 2018 were $34.8 million and $56.5 million, of which $0.4 million and $0.3 million are included in “Prepaid expenses and other current assets” and $34.4 million and $56.2 million are included in “Other assets, net.”
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
Aggregate fair values of these outstanding and unearned contingent consideration liabilities and their classification in the Condensed Consolidated Balance Sheets in Item 1. Financial Statements were as follows (in thousands):

	September 30, 2019	December 31, 2018
Accounts payable and accrued expenses	$70,982	$—
Insurance and other non-current liabilities	8,438	70,756
Total contingent consideration liabilities	$79,420	$70,756
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
The majority of our contingent consideration liabilities are subject to a maximum payment amount, which aggregated to $153.0 million as of September 30, 2019. One contingent consideration liability is not subject to a maximum payout amount, and that liability had a fair value of $1.0 million as of September 30, 2019.
Our aggregate contingent consideration liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on forecasted performance in post-acquisition periods and accretion in present value. During the three and nine months ended September 30, 2019, we recognized net increases in the fair value of our aggregate contingent consideration liabilities of $3.8 million and $8.1 million. During the three and nine months ended September 30, 2018, we recognized net decreases in the fair value of our aggregate contingent consideration liabilities of $1.4 million and $7.7 million. These changes are reflected in “Change in fair value of contingent consideration liabilities” in our condensed consolidated statements of operations.
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
On January 29, 2019, PG&E Corporation and its primary operating subsidiary, Pacific Gas and Electric Company (collectively PG&E), one of our largest customers, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, as amended. We are monitoring the bankruptcy proceeding and evaluating the treatment of, and potential claims related to, our pre-petition receivables. As of the bankruptcy filing date, we had approximately $165 million of billed and unbilled receivables, $54 million of which remained unpaid as of September 30, 2019. Subsequent to the bankruptcy filing, the bankruptcy court approved the assumption by PG&E of certain contracts with subsidiaries of Quanta, which authorized PG&E to pay approximately $122 million of pre-petition receivables, $111 million of which has been received as of September 30, 2019. We also believe we will ultimately collect the approximately $43 million of pre-petition receivables that were not assumed by PG&E, which amount has been classified as non-current within “Other assets, net” in our condensed consolidated balance sheet as of September 30, 2019. However, the ultimate outcome of the bankruptcy proceeding is uncertain, and our belief regarding collection of the remaining receivables is based on a number of assumptions that are potentially subject to change as the proceeding progresses. Should any of those assumptions change, the amount collected could be materially less than the amount of the remaining receivables. Additionally, we are continuing to perform services for PG&E while the bankruptcy case is ongoing and believe that amounts billed for post-petition services will continue to be collected in the ordinary course of business.
PG&E, which is within our Electric Power Infrastructure Services segment, represented 10.5% of our consolidated revenues for the nine months ended September 30, 2019 and represented 11.6% of our consolidated net receivable position at September 30, 2019. No customer represented 10% or more of our consolidated revenues for the three months ended September 30, 2019 or for the three and nine months ended September 30, 2018, and no customer represented 10% or more of our consolidated net receivable position at December 31, 2018.
Insurance and Indemnity Matters
Project Insurance Claim. In June 2018, while performing a horizontal directional drill and installing an underground gas pipeline, one of our subsidiaries experienced a partial collapse of a borehole. Subsequent to the incident, we have worked with our customer to mitigate the impact of the incident and to substantially complete the project. As required by the contract, the customer procured certain insurance coverage for the project, with our subsidiaries as additional insureds. We are working collaboratively with the customer to pursue insurance claims with the customer’s insurance carriers. The insurers have preliminarily acknowledged coverage for the incident; however, the amount of coverage is subject to further negotiation and, to the extent necessary, litigation. To the extent we are not successful in recovering the full amount of the insurance claims we are pursuing, we plan to pursue contractual relief from the customer.
As of September 30, 2019, we had recorded a receivable of $81.5 million in accordance with GAAP related to accounting for insurance claims and potential recoveries. The amount represents a portion of the total insurance claims being pursued by us, which amounted to approximately $144 million as of such date. To the extent we are unsuccessful in realizing insurance or contractual recoveries, additional charges to operating results, which could be material, would be required.
Hallen Acquisition Assumed Liability. As discussed in further detail in Note 11 of the Notes to Consolidated Financial Statements in Item 1. Financial Statements of Part I, we assumed certain contingent liabilities in connection with the acquisition of Hallen. Hallen’s potential liabilities associated with this matter are expected to be covered under applicable insurance policies or contractual remedies negotiated by us with the former owners of Hallen. As of September 30, 2019, we had not recorded an accrual for any probable and estimable loss related to this matter. However, the ultimate amount of liability in connection with this matter remains subject to uncertainties associated with pending litigation, including, among other things, the apportionment of liability among the defendants and the likelihood and amount of potential damages claims. As a result, this matter could result in a loss that is in excess of, or not covered by, such insurance or contractual remedies, which could have a material adverse effect on our consolidated results of operations and cash flows.
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
Related Party Transactions
In the normal course of business, we enter into transactions with related parties. Our significant related party transactions typically involve real property and facility leases with prior owners of certain acquired businesses.

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
Outlook
We believe there are growth opportunities across the industries we serve and continue to have a positive long-term outlook. Overall, favorable end-market drivers have spurred demand for services in both our Electric Power Infrastructure Services and Pipeline and Industrial Infrastructure Services segments, and we believe both segments are generally in a multi-year up-cycle. Additionally, the traditional electric utility model has evolved since our inception, with many long-standing customers shifting their focus from fossil fuel-based electric power generation to an advanced integrated utility model primarily concentrated on electric transmission and distribution investment and increasing their focus on gas distribution and ownership of pipeline infrastructure. We have strategically adapted our business over time to respond to these changes, which allows us to collaborate with our customers and create unique solutions that benefit end users. We are focused on long-term profitable growth and continuing to distinguish ourselves through safe execution and best-in-class field leadership. Although not without risks and challenges, including those discussed below and in Uncertainty of Forward-Looking Statements and Information and referenced in Item 1A. Risk Factors of Part II of this Quarterly Report, we believe, with our full-service operations, broad geographic reach, financial position and technical expertise, we are well positioned to capitalize on opportunities and trends in the industries we serve.
Electric Power Infrastructure Services Segment
We expect demand for electricity in North America to grow over the long term and believe that certain segments of the North American electric power grid are not adequate to efficiently serve the power needs of the future. These factors have affected and will continue to affect reliability, requiring utilities to upgrade, modernize and expand their existing transmission and distribution systems. Furthermore, the electric power industry is required to meet federal reliability standards for its transmission and distribution systems. In response to these dynamics, over the past several years, many utilities across North America have begun to implement plans to upgrade their transmission and distribution systems in order to improve reliability and reduce congestion.
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
Despite these positive trends, the regulatory and environmental permitting processes remain a hurdle for some proposed transmission and renewable energy projects, and these factors continue to create uncertainty as to timing of projects and customer spending. In the near term, margins for our electric power infrastructure services operations have been impacted somewhat by regulatory and permitting delays, particularly for larger transmission projects, and unfavorable economic and market conditions in Canada. We anticipate many of these issues to subside over the long term, and we expect this segment’s backlog to remain strong during the remainder of 2019.
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
Pipeline and Industrial Infrastructure Services Segment
We continue to see growth opportunities in our Pipeline and Industrial Infrastructure Services segment, primarily with respect to services related to natural gas distribution, pipeline integrity, downstream industrial services, the installation and maintenance of larger pipeline systems and associated facilities, and horizontal directional drilling. We have experienced an increase in demand for our natural gas distribution services as a result of improved economic conditions, lower natural gas prices, regulatory requirements and customer desire to upgrade and replace aging infrastructure, which is also being driven by regulatory requirements. We believe there are also growth opportunities for our pipeline integrity, rehabilitation and replacement services. Regulatory measures have increased and could continue to increase the frequency or stringency of pipeline integrity testing requirements, which we expect to result in increased capital expenditures by our customers.
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
Despite these positive trends, regulatory and environmental permitting challenges and political and legal challenges have caused the delay of some larger pipeline projects during the past several years. These dynamics have negatively impacted our segment margins in certain recent periods, in part as a result of our inability to adequately cover certain fixed costs. Margins for larger pipeline projects are also subject to significant performance risk, which can arise from, among other things, adverse weather conditions, challenging geography, customer decisions and crew productivity. Specific opportunities for larger pipeline projects are also sometimes difficult to predict because of the seasonality of bidding and construction cycles.
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

•	The inability or refusal of our customers to pay for services, including failure to collect our outstanding receivables, or the failure to recover amounts billed to customers in bankruptcy;

•	The failure to recover on payment claims against project owners or third-party contractors or to obtain adequate compensation for customer-requested change orders;

•	The failure of our customers to comply with regulatory requirements applicable to their projects, which may result in project delays and cancellations;

•	Budgetary or other constraints that may reduce or eliminate tax incentives or government funding for projects, which may result in project delays or cancellations;

•	Estimates and assumptions in determining our financial results, remaining performance obligations and backlog;

•	Our ability to successfully complete our remaining performance obligations or realize our backlog;

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
Interest Rate Risk. As of September 30, 2019, we had no derivative financial instruments to manage interest rate risk. As such, we were exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of September 30, 2019, the fair value of our variable rate debt of $1.87 billion approximated book value. Our weighted average interest rate on our variable rate debt for the three months ended September 30, 2019 was 3.86%. The annual effect on our pretax earnings of a hypothetical 50 basis point increase or decrease in variable interest rates would be approximately $9.3 million based on our September 30, 2019 balance of variable rate debt.
Foreign Currency Risk.  The U.S. dollar is the functional currency for the majority of our operations, which are primarily located within the United States. The functional currency for our foreign operations, which are primarily located in Canada, Australia and Latin America, is typically the currency of the country in which the foreign operating unit is located. Accordingly, our financial performance is subject to fluctuation due to changes in foreign currency exchange rates relative to the U.S. dollar. During the three and nine months ended September 30, 2019, revenues from our foreign operations accounted for 14.3% and 15.2% of our consolidated revenues. Fluctuations in foreign exchange rates during the three and nine months ended September 30, 2019 caused a decrease of approximately $10 million and $54 million in foreign revenues compared to the three and nine months ended September 30, 2018.
We are also subject to foreign currency risk with respect to sales, purchases and borrowings that are denominated in a currency other than the respective functional currencies of our operating units. To minimize the risk from changes in foreign currency exchange rates, we may enter into foreign currency derivative contracts to hedge our foreign currency risk on a cash flow basis. There were no outstanding foreign currency derivative contracts at September 30, 2019.
We also have foreign exchange risk related to cash and cash equivalents in foreign banks. Based on the balance of cash and cash equivalents in foreign banks of $24.5 million as of September 30, 2019, an assumed 5% adverse change to foreign exchange rates would result in a fair value decline of $0.8 million. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity.

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
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Evaluation of Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Unregistered Sales of Equity Securities
On August 5, 2019, we completed an acquisition in which a portion of the consideration for the acquisition consisted of the unregistered issuance of shares of our common stock. The aggregate consideration paid at closing in this acquisition included 60,860 shares of our common stock valued at approximately $1.8 million as of the acquisition date. For additional information about this acquisition, including additional consideration, see Note 4 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. The shares of common stock issued in this transaction were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the shares were issued to the owners of the business acquired in a privately negotiated transaction not involving any public offering or solicitation.

Issuer Purchases of Equity Securities During the Third Quarter of 2019
The following table contains information about our purchases of equity securities during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1 - 31, 2019
Open Market Stock Repurchases (1)	—	$—	—	$286,756,122
Tax Withholdings (2)	6,672	$37.84	—
August 1 - 31, 2019
Open Market Stock Repurchases (1)	—	$—	—	$286,756,122
Tax Withholdings (2)	11,035	$32.68	—
September 1 - 30, 2019
Open Market Stock Repurchases (1)	—	$—	—	$286,756,122
Total	17,707		—	$286,756,122
_______________________________________

(1)
Includes shares repurchased as of the trade date of such repurchases. On September 4, 2018, we issued a press release announcing that our Board of Directors approved a stock repurchase program that authorizes us to purchase, from time to time through June 30, 2021, up to $500.0 million of our outstanding common stock. Repurchases under this program can be made in open market and privately negotiated transactions, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. This program does not obligate us to acquire any specific amount of common stock and may be modified or terminated by our Board of Directors at any time at its sole discretion and without notice.

(2)
Includes shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock unit and performance unit awards or the settlement of previously vested but deferred restricted stock unit awards.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6.	Exhibits.

Exhibit No.		Description
3.1		Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed March 26, 2019 and incorporated herein by reference)
3.2		Bylaws of Quanta Services, Inc., as amended and restated December 6, 2018 (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed December 11, 2018 and incorporated herein by reference)
10.1	^*	Consulting Agreement dated August 12, 2019, effective as of August 1, 2019, by and between Jesse E. Morris and Quanta Services, Inc.
10.2	^*	Amendment No. 1 to Amended and Restated Indemnity Agreement dated August 12, 2019, effective as of August 1, 2019, by and between Quanta Services, Inc. and Jesse E. Morris
10.3
Incremental Term Loan Amendment and Fifth Amendment to Fourth Amended and Restated Credit Agreement and Omnibus Amendment to Loan Documents, dated as of September 6, 2019, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, certain subsidiaries of Quanta Services, Inc. identified therein as Guarantors, the lenders party thereto, Bank of America, N.A., as Administrative Agent, and the L/C Issuers party thereto (previously filed as Exhibit 10.6 to the Company's Form 8-K filed September 9, 2019 and incorporated by reference)

10.4	*
Incremental Revolving Credit Increase Agreement and Lender Joinder Agreement, dated as of September 12, 2019, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, certain subsidiaries of Quanta Services, Inc. identified therein as Guarantors, BNP Paribas, the Swing Line Lenders and L/C Issuers party thereto and Bank of America, N.A., as Administrative Agent

31.1	*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	*	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and with detailed tags

104	*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included as Exhibit 101)

_______________________________________

^	Management contracts or compensatory plans or arrangements
*	Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTA SERVICES, INC.

By:	/s/ JERRY K. LEMON
Jerry K. Lemon Chief Accounting Officer
(Principal Accounting Officer)

Dated: November 1, 2019