Form 10-Q
period 2020-03-31
QUANTA SERVICES, INC.
filed 2020-05-08
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of May 5, 2020, the number of outstanding shares of Common Stock of the registrant was 137,646,608.

QUANTA SERVICES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$377,205	$164,798
Accounts receivable, net of allowances of $14,446 and $9,398	2,593,285	2,747,911
Contract assets	569,180	601,268
Inventories	50,365	55,719
Prepaid expenses and other current assets	168,565	261,290
Total current assets	3,758,600	3,830,986
Property and equipment, net of accumulated depreciation of $1,252,001 and $1,250,197	1,388,436	1,386,654
Operating lease right-of-use assets	287,157	284,369
Other assets, net	392,648	393,264
Other intangible assets, net of accumulated amortization of $446,573 and $437,886	395,638	413,734
Goodwill	2,006,465	2,022,675
Total assets	$8,228,944	$8,331,682
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term debt	$73,426	$74,869
Current portion of operating lease liabilities	91,389	92,475
Accounts payable and accrued expenses	1,360,007	1,489,559
Contract liabilities	591,087	606,146
Total current liabilities	2,115,909	2,263,049
Long-term debt, net of current maturities	1,589,318	1,292,195
Operating lease liabilities, net of current portion	200,817	196,521
Deferred income taxes	217,778	214,779
Insurance and other non-current liabilities	309,944	311,307
Total liabilities	4,433,766	4,277,851
Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 161,289,117 and 159,415,540 shares issued, and 137,645,986 and 142,324,318 shares outstanding	2	2
Exchangeable shares, no par value, 0 and 36,183 shares issued and outstanding	—	—
Additional paid-in capital	2,040,383	2,024,610
Retained earnings	2,881,416	2,854,271
Accumulated other comprehensive loss	(324,786)	(241,818)
Treasury stock, 23,643,131 and 17,091,222 common shares	(806,523)	(586,773)
Total stockholders’ equity	3,790,492	4,050,292
Non-controlling interests	4,686	3,539
Total equity	3,795,178	4,053,831
Total liabilities and equity	$8,228,944	$8,331,682
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues	$2,764,095	$2,807,259
Cost of services (including depreciation)	2,431,899	2,443,278
Gross profit	332,196	363,981
Selling, general and administrative expenses	230,793	231,908
Amortization of intangible assets	17,908	12,670
Change in fair value of contingent consideration liabilities	2,758	(84)
Operating income	80,737	119,487
Interest expense	(14,006)	(13,876)
Interest income	759	309
Other income (expense), net	(9,827)	58,959
Income before income taxes	57,663	164,879
Provision for income taxes	16,160	43,844
Net income	41,503	121,035
Less: Net income attributable to non-controlling interests	2,817	547
Net income attributable to common stock	$38,686	$120,488

Earnings per share attributable to common stock:
Basic	$0.27	$0.83
Diluted	$0.26	$0.82

Shares used in computing earnings per share:
Weighted average basic shares outstanding	144,454	145,110
Weighted average diluted shares outstanding	146,787	146,458

Cash dividends declared per common share	$0.05	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income	$41,503	$121,035
Other comprehensive income (loss), net of tax provision:
Foreign currency translation adjustment, net of tax of $0 and $0	(82,968)	18,863
Other, net of tax of $0 and $6	—	(16)
Other comprehensive income (loss)	(82,968)	18,847
Comprehensive income (loss)	(41,465)	139,882
Less: Comprehensive income attributable to non-controlling interests	2,817	547
Total comprehensive income (loss) attributable to common stock	$(44,282)	$139,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$41,503	$121,035
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation	54,410	52,216
Amortization of intangible assets	17,908	12,670
Change in fair value of contingent consideration liabilities	2,758	(84)
Equity in (earnings) losses of unconsolidated affiliates	2,683	(60,390)
Amortization of debt issuance costs	589	408
Gain on sale of property and equipment	(814)	(59)
Provision for credit losses	273	2,823
Deferred income tax provision	4,210	24,558
Non-cash stock-based compensation	14,912	13,012
Foreign currency and other (gain) loss	(353)	1,217
Changes in operating assets and liabilities, net of non-cash transactions	89,470	(250,156)
Net cash provided by (used in) operating activities	227,549	(82,750)
Cash Flows from Investing Activities:
Capital expenditures	(68,109)	(68,626)
Proceeds from sale of property and equipment	4,790	10,843
Proceeds from insurance settlements related to property and equipment	198	8
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(22,794)	(51,553)
Proceeds from disposition of business	2,474	—
Investments in unconsolidated affiliates and other entities	(5,692)	(37,803)
Cash paid for intangible assets	—	(25)
Net cash used in investing activities	(89,133)	(147,156)
Cash Flows from Financing Activities:
Borrowings under credit facility	1,474,452	1,647,074
Payments under credit facility	(1,171,059)	(1,347,442)
Payments of other long-term debt	(446)	(261)
Net repayments of short-term debt, net of borrowings	(2,799)	(23,220)
Payments for contingent consideration liabilities	(989)	—
Distributions to non-controlling interests	(1,963)	(528)
Payments related to tax withholding for stock-based compensation	(15,886)	(13,678)
Payments of dividends	(7,384)	(5,752)
Repurchase of common stock	(200,000)	(19,933)
Net cash provided by financing activities	73,926	236,260

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(449)	(118)
Net increase in cash, cash equivalents and restricted cash	211,893	6,236
Cash, cash equivalents and restricted cash, beginning of period	169,745	83,256
Cash, cash equivalents and restricted cash, end of period	$381,638	$89,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

							Accumulated
			Exchangeable		Additional		Other		Total
	Common Stock		Shares		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2019	142,324,318	$2	36,183	$—	$2,024,610	$2,854,271	$(241,818)	$(586,773)	$4,050,292	$3,539	$4,053,831
Credit loss cumulative effect adjustment	—	—	—	—	—	(3,841)	—	—	(3,841)	—	(3,841)
Other comprehensive income	—	—	—	—	—	—	(82,968)	—	(82,968)	—	(82,968)
Acquisitions	121,089				4,329			—	4,329	—	4,329
Stock-based compensation activity	1,124,530	—	—	—	11,444	—	—	(19,750)	(8,306)	—	(8,306)
Exchange of exchangeable shares	36,183	—	(36,183)	—	—	—	—	—	—	—	—
Common stock repurchases	(5,960,134)	—	—	—	—	—	—	(200,000)	(200,000)	—	(200,000)
Dividends declared	—	—	—	—	—	(7,184)	—	—	(7,184)	—	(7,184)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,963)	(1,963)
Other	—	—	—	—	—	(516)	—	—	(516)	293	(223)
Net income	—	—	—	—	—	38,686	—	—	38,686	2,817	41,503
Balance, March 31, 2020	137,645,986	$2	—	$—	$2,040,383	$2,881,416	$(324,786)	$(806,523)	$3,790,492	$4,686	$3,795,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

									Accumulated
			Exchangeable		Series G		Additional		Other		Total
	Common Stock		Shares		Preferred Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2018	141,103,900	$2	486,112	$—	1	$—	$1,967,354	$2,477,291	$(286,048)	$(554,440)	$3,604,159	$1,294	$3,605,453
Other comprehensive income	—	—	—	—	—	—	—	—	18,847	—	18,847	—	18,847
Stock-based compensation activity	903,082	—	—	—	—	—	17,151	—	—	(19,052)	(1,901)	—	(1,901)
Exchange of exchangeable shares	449,929	—	(449,929)	—	—	—	—	—	—	—	—	—	—
Retirement of preferred stock	—	—	—	—	(1)	—	—	—	—	—	—	—	—
Common stock repurchases	(375,536)	—	—	—	—	—	—	—		(11,953)	(11,953)	—	(11,953)
Dividends declared	—	—	—	—	—	—	—	(5,896)	—	—	(5,896)	—	(5,896)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(528)	(528)
Net income	—	—	—	—	—	—	—	120,488	—	—	120,488	547	121,035
Balance, March 31, 2019	142,081,375	$2	36,183	$—	—	$—	$1,984,505	$2,591,883	$(267,201)	$(585,445)	$3,723,744	$1,313	$3,725,057

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
Electric Power Infrastructure Services Segment
The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including the repair of infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and Quanta’s proprietary robotic arm techniques, and the installation of “smart grid” technologies on electric power networks. In addition, this segment provides services that support the development of renewable energy generation, including solar, wind, hydro power and backup natural gas generation facilities, and related switchyards and transmission infrastructure. This segment also provides comprehensive communications infrastructure services to wireline and wireless telecommunications companies, cable multi-system operators and other customers within the communications industry (including services in connection with 5G wireless deployment); services in connection with the construction of electric power generation facilities; and the design, installation, maintenance and repair of commercial and industrial wiring. This segment also includes a majority of the financial results of Quanta’s postsecondary educational institution, which specializes in pre-apprenticeship training, apprenticeship training and specialized utility task training for electric workers, as well as training for the gas distribution and communications industries.
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
Acquisitions
During the three months ended March 31, 2020, Quanta acquired an industrial services business located in Canada that performs catalyst handling services, including changeover and shutdown maintenance, to customers in the refining and chemical industries and an electric power infrastructure business located in the United States that primarily provides underground conduit services. Beginning on the respective acquisition dates, the results of the acquired businesses have been included in Quanta’s consolidated financial statements, with the results of the industrial services business generally included in the Pipeline and Industrial Infrastructure Services segment and the results of the electric power infrastructure business generally included in the Electric Power Infrastructure Services segment.
During the year ended December 31, 2019, Quanta acquired The Hallen Construction Co., Inc. (Hallen), a pipeline and industrial services business located in the United States that specializes in gas distribution and transmission services, and to a lesser extent, underground electric distribution and transmission services. During the year ended December 31, 2019, Quanta also acquired two specialty utility foundation and pole-setting contractors serving the southeast United States; an electric power specialty contracting business located in the United States that provides aerial power line and construction support services; a business located in the United States that provides technical training materials to electric utility workers; an electric power company specializing in project management and, to a lesser extent, water and wastewater projects located in the United States; and an electrical infrastructure services business located in Canada. Beginning on the respective acquisition dates, the results of the

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

acquired businesses have been included in Quanta’s consolidated financial statements, with the results of Hallen generally included in the Pipeline and Industrial Infrastructure Services segment and the results of the other acquired businesses generally included in the Electric Power Infrastructure Services segment.
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
Quanta recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta and its consolidated subsidiaries included in Quanta’s Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report), which was filed with the SEC on February 28, 2020.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for credit losses, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, equity and other investments, purchase price allocations, acquisition-related contingent consideration liabilities, multiemployer pension plan withdrawal liabilities, contingent liabilities associated with, among other things, legal proceedings and claims, parent guarantees and indemnity obligations, revenue recognition for construction contracts inclusive of contractual change orders and claims, estimated insurance claim recoveries, stock-based compensation, operating results of reportable segments, provision for income taxes, and uncertain tax positions.
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
At March 31, 2020 and December 31, 2019, the aggregate transaction price allocated to unsatisfied or partially satisfied performance obligations was approximately $5.37 billion and $5.30 billion, of which 63.6% and 59.5% were expected to be recognized in the subsequent twelve months. These amounts represent management’s estimate of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work had not yet begun. For purposes of calculating remaining performance obligations, Quanta includes all estimated revenues attributable to consolidated joint ventures and variable interest entities, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under MSAs and non-fixed price contracts expected to be completed within one year.
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
Contract costs include all direct materials, labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. The majority of the materials associated with Quanta’s work are owner-furnished, and therefore not included in contract revenues and costs. Additionally, Quanta may incur incremental costs to obtain certain contracts, such as selling and marketing costs, bid and proposal costs, sales commissions, and legal fees or initial set-up or mobilization costs, certain of which can be capitalized. Such costs were not material during the three months ended March 31, 2020 and 2019.
Contract Estimates
Actual revenues and project costs can vary, sometimes substantially, from previous estimates due to changes in a variety of factors, including unforeseen or changed circumstances not included in Quanta’s cost estimates or covered by its contracts. The estimating process is based on the professional knowledge and experience of Quanta’s project estimators, project managers and finance professionals. Some of the factors that may lead to changes in estimates include concealed or unknown site conditions; changes in the cost of equipment, commodities, materials or labor; unanticipated costs or claims due to delays caused by customers or third parties; customer failure to provide required materials or equipment; errors in engineering, specifications or designs; project modifications or contract termination; adverse weather conditions, natural disasters, and other emergencies (including the ongoing pandemic as a result of the novel coronavirus disease that began in 2019 (COVID-19); changes in estimates related to the length of time to complete a performance obligation; and performance and quality issues requiring rework or replacement. These factors, along with other risks inherent in performing services under fixed price contracts, are routinely evaluated by management. Any changes in estimates could result in changes to profitability or losses associated with the related performance

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

obligations. For example, estimated costs for a performance obligation may increase from an original estimate and contractual provisions may not allow for adequate compensation or reimbursement for such additional costs. Changes in estimated revenues, costs and profit are recorded in the period they are determined to be probable and can be reasonably estimated. Contract losses are recognized in full when they are determined to be probable and can be reasonably estimated.
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
As of March 31, 2020 and December 31, 2019, Quanta had recognized revenues of $141.6 million and $170.0 million related to change orders and claims included as contract price adjustments and that were in the process of being negotiated in the normal course of business. These aggregate amounts, which are included in “Contract assets” in the accompanying condensed consolidated balance sheets, represent management’s estimates of additional contract revenues that have been earned and are probable of collection. However, Quanta’s estimates could change, and the amount ultimately realized could be significantly higher or lower than the estimated amount.
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
Operating results for the three months ended March 31, 2020 were favorably impacted by $24.1 million, or 7.3% of gross profit, as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2019. The overall favorable impact resulted from net positive changes in estimates across a large number of projects primarily as a result of favorable performance and successful mitigation of risks and contingencies as the projects progressed to completion. Partially offsetting the net favorable impact to gross profit for the three months ended March 31, 2020 was a negative change in estimate of $11.6 million related to project delays associated with subcontractor performance and severe weather impacts on a larger pipeline transmission project in Canada which had a contract value of $95.1 million and was approximately 93% complete as of March 31, 2020.
Operating results for the three months ended March 31, 2019 were impacted by less than 5% as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2018. However, during the three months ended March 31, 2019, Quanta completed construction of a larger electrical transmission project in Canada ahead of schedule, resulting in lower costs than previously estimated. This change positively impacted gross profit related to work performed in prior periods by $25.5 million. The favorable impact was partially offset by an aggregate negative change in estimates on other ongoing projects.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Revenues by Category
The following tables present Quanta’s revenue disaggregated by geographic location, as determined by the job location, and contract type (in thousands):

	Three Months Ended March 31,
	2020		2019
By primary geographic location:
United States	$2,268,086	82.1%	$2,200,615	78.4%
Canada	384,225	13.9%	485,430	17.3%
Australia	51,050	1.8%	41,324	1.5%
Latin America and Other	60,734	2.2%	79,890	2.8%
Total revenues	$2,764,095	100.0%	$2,807,259	100.0%

	Three Months Ended March 31,
	2020		2019
By contract type:
Unit-price contracts	$974,651	35.3%	$895,044	31.9%
Cost-plus contracts	688,084	24.9%	958,355	34.1%
Fixed price contracts	1,101,360	39.8%	953,860	34.0%
Total revenues	$2,764,095	100.0%	$2,807,259	100.0%

As described above, under unit-price contracts with more than an insignificant amount of partially completed units and fixed price contracts, revenue is recognized as performance obligations are satisfied over time, with the percentage completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 48.1% and 51.7% of Quanta’s revenues recognized during the three months ended March 31, 2020 and 2019 were associated with this revenue recognition method.
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
Contract assets and liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Contract assets	$569,180	$601,268
Contract liabilities	$591,087	$606,146

As referenced previously, contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end and variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings. The decrease in contract assets from December 31, 2019 to March 31, 2020 was partially due to a $28.4 million decrease in change orders and claims as described above.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Revenues were positively impacted by $36.0 million during the three months ended March 31, 2020 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2019. During the three months ended March 31, 2020, Quanta recognized revenue of approximately $268.7 million related to contract liabilities outstanding at December 31, 2019.
Current and Long-Term Accounts Receivable, Notes Receivable and Allowance for Credit Losses
As described in Note 3, Quanta adopted the new accounting standard for measuring credit losses effective January 1, 2020 utilizing the transition method that allows recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Quanta’s financial results for reporting periods beginning on or after January 1, 2020 are presented under the new standard, while financial results for prior periods continue to be reported in accordance with the prior standard and Quanta’s historical accounting policy. The net cumulative effect due to the adoption of the new standard was a $3.8 million reduction to retained earnings as of January 1, 2020, which represented a $5.1 million increase to allowance for credit losses, net of $1.2 million in deferred income taxes. The adjustment was based on an estimate of expected lifetime credit losses for financial instruments, primarily accounts receivable and contract assets. Although the adoption of the new standard did not have a material impact on Quanta’s condensed consolidated financial statements at the date of adoption, expected credit losses could change as a result of changes in credit loss experience, changes to specific risk characteristics of Quanta’s portfolio of financial assets or changes to management’s expectations of future economic conditions that affect the collectability of Quanta’s financial assets. At the end of each quarter, management will assess these factors, including any potential effects from the ongoing COVID-19 pandemic.
The assessment of the allowance for credit losses involves certain judgments and estimates. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Expected credit losses are estimated by evaluating trends in historical write-off experience and applying historical loss ratios to pools of financial assets with similar risk characteristics. Quanta has determined that it has one pool for the purpose of calculating its historical credit loss experience.
Quanta’s historical loss ratio and its determination of risk pools may be adjusted for changes in customer credit concentrations within its portfolio of financial assets, its customers’ ability to pay, and other considerations such as changes to the market, regulatory or technological environments affecting its customers and the consistency of the current and forecasted economic conditions relative to the historical period used to derive historical loss ratios.
Additional allowance for credit losses is established for financial asset balances with specific customers where collectability has been determined to be improbable based on customer specific facts and circumstances. Quanta considers accounts receivable delinquent after 30 days but does not generally consider such amounts delinquent in its credit loss analysis unless the accounts receivable have been outstanding for at least 90 days. In addition to monitoring delinquent accounts, management monitors the credit quality of its receivables by, among other things, obtaining credit ratings of significant customers, assessing economic and market conditions and evaluating material changes to a customer’s business, cash flows and financial condition. Should anticipated recoveries relating to receivables fail to materialize, including anticipated recoveries relating to bankruptcies or other workout situations, Quanta could experience reduced cash flows and losses in excess of current allowances provided.
Activity in Quanta’s allowance for credit losses consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Balance at beginning of period	$9,398	$5,839
Adoption of new credit loss standard	5,067	—
Charges to bad debt expense	273	2,823
Direct write-offs charged against the allowance	(292)	(186)
Balance at end of period	$14,446	$8,476

Long-term accounts receivable are included within “Other assets, net” in the accompanying condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019, long-term accounts receivable were $12.1 million and $12.6 million.
Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on Quanta’s experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

months. Current retainage balances as of March 31, 2020 and December 31, 2019 were $313.2 million and $299.6 million, which are included in “Accounts receivable.” Retainage balances with expected settlement dates beyond the next twelve months are included in “Other assets, net,” and as of March 31, 2020 and December 31, 2019 were $57.4 million and $54.2 million.
Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues recognized for work performed under fixed-price contracts, as these amounts are recorded as “Contract assets.” At March 31, 2020 and December 31, 2019, unbilled receivables included in “Accounts receivable” were $563.3 million and $524.3 million. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $22.6 million and $33.2 million at March 31, 2020 and December 31, 2019.
Cash and Cash Equivalents
Amounts related to Quanta’s cash and cash equivalents based on geographic location of the bank accounts were as follows (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents held in domestic bank accounts	$350,393	$130,771
Cash and cash equivalents held in foreign bank accounts	26,812	34,027
Total cash and cash equivalents	$377,205	$164,798

Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which are carried at fair value. At March 31, 2020 and December 31, 2019, cash equivalents were $179.9 million and $37.8 million and consisted primarily of money market investments and money market mutual funds and are discussed further in Fair Value Measurements below.
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

	March 31, 2020	December 31, 2019
Cash and cash equivalents held by domestic joint ventures	$9,097	$6,518
Cash and cash equivalents held by foreign joint ventures	104	16
Total cash and cash equivalents held by joint ventures	9,201	6,534
Cash and cash equivalents not held by joint ventures	368,004	158,264
Total cash and cash equivalents	$377,205	$164,798

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
Goodwill is not amortized but is tested for impairment annually in the fourth quarter of the fiscal year, or more frequently if events or circumstances arise which indicate that goodwill may be impaired. The assessment can be performed by first completing

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

a qualitative assessment on none, some or all of Quanta’s reporting units. Quanta can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to a quantitative impairment test, and then resume the qualitative assessment in any subsequent period. Qualitative indicators that may trigger the need for annual or interim quantitative impairment testing include, among other things, deterioration in macroeconomic conditions, declining financial performance, deterioration in the operational environment, or an expectation of selling or disposing of a portion of a reporting unit. Additionally, an interim impairment test of a reporting unit may be triggered by a significant change in market, management, business strategy or business climate; a loss of a significant customer; increased competition; a sustained decrease in share price; or a decrease in Quanta’s market capitalization below book value.
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
The determination of a reporting unit’s fair value requires judgment and the use of significant estimates and assumptions. Quanta believes the estimates and assumptions used in its impairment assessments are reasonable and based on available market information obtained from relevant industry sources; however, variations in any of the assumptions could result in materially different calculations of fair value and impairment determinations. Accordingly, management considered the sensitivity of its fair value estimates to changes in certain valuation assumptions. After taking into account a 10% decrease in the fair value of the reporting unit for which a quantitative impairment test was performed in the fourth quarter of 2019, the reporting unit’s fair value exceeded its carrying amount.
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
As a result of the currently challenged energy market and recent oil price volatility, as well as the exacerbating effect of the COVID-19 pandemic, Quanta assessed the expected negative impacts related to its reporting units, particularly reporting units within its Pipeline and Industrial Infrastructure Services Division, and concluded that at this time the impacts are not likely to result in goodwill impairment for any reporting unit. As a result, no goodwill impairment was recognized during the three months ended March 31, 2020. However, the potential impacts of the volatile energy market and of the COVID-19 pandemic are uncertain and may change based on numerous factors that could increase the negative impacts on certain of Quanta’s reporting units. Quanta will continue to monitor the impacts and should any of its reporting units suffer additional significant declines in actual or forecast financial results beyond current expectations, the risk of goodwill impairment would increase. At this time, based on information currently available, Quanta cannot determine if any future impairment will result, or whether such impairment charge would be material.
Other Intangible Assets
Quanta’s intangible assets include customer relationships, backlog, trade names, non-compete agreements, patented rights and developed technology and curriculum, all of which are subject to amortization, as well as an engineering license, which is not subject to amortization. The fair value of customer relationships is estimated as of the date a business is acquired based on the value-in-use concept utilizing the income approach, specifically the multi-period excess earnings method. This method discounts to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals and estimated customer attrition rates. The significant estimates used by management in determining the fair values of customer relationship intangible assets include future revenues, discount rates and customer attrition rates. The following table presents the range and weighted average based on acquisition date fair value for discount and attrition rates used in the valuation of customer relationship intangible assets during the three months ended March 31, 2020 and year ended December 31, 2019:

	2020		2019
	Range	Weighted Average	Range	Weighted Average
Discount rates	20% to 23%	22%	19% to 24%	24%
Customer attrition rates	23% to 41%	29%	5% to 37%	6%

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
Quanta amortizes the intangible assets that are subject to amortization based upon the estimated consumption of their economic benefits, or on a straight-line basis if the pattern of economic benefit cannot otherwise be reliably estimated. Intangible assets are reviewed for impairment and tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For instance, a significant change in business climate or a loss of a significant customer, among other things, may trigger the need for interim impairment testing of intangible assets. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. As a result of the currently challenged energy market and recent oil price volatility, as well as the exacerbating effect of the COVID-19 pandemic, Quanta assessed the expected negative impacts related to its intangible assets, particularly intangible assets associated with reporting units within the Pipeline and Industrial Infrastructure Services Division, and concluded that at this time the impacts are not likely to result in intangible asset impairments. However, the potential impacts of the volatile energy market and of the COVID-19 pandemic are uncertain and may change based on numerous factors that could increase the negative impacts on certain of Quanta’s reporting units and related intangible assets. Quanta will continue to monitor the impacts and should any of the reporting units suffer additional significant declines in actual or forecast financial results beyond current expectations, the risk of intangible asset impairment would increase. At this time, based on the information currently available, Quanta cannot determine if any future

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

impairment will result, or whether such impairment charge would be material.
Leases
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
Quanta owns a 30% equity interest in a water and gas pipeline infrastructure contractor located in Australia, which had an investment balance of $18.4 million as of March 31, 2020. During a designated post-investment period, which concludes in October 2020, Quanta has the option to acquire the remaining equity of the company and has certain additional earnings and distribution participation rights, as well as preferential liquidation rights. Quanta’s equity interest has been recorded at cost and will be adjusted for impairment, if any, based on observable changes in the value of the investee’s equity. Earnings on this investment are recognized as dividends are received and are reported in “Other income (expense), net” in the accompanying condensed consolidated statements of operations.
As part of Quanta’s investment strategy, Quanta formed a partnership with select investors to invest in certain specified infrastructure projects, and wholly-owned subsidiaries of Quanta serve as the general partner of this partnership and as a separately operated registered investment adviser that manages the invested capital. As of March 31, 2020, Quanta’s investment balance related to this partnership was $21.1 million. However, in October 2019, due to certain management changes at the registered investment adviser, the partnership entered into a 180-day period during which the investors and Quanta evaluated the partnership, and at the end of such period in April 2020, the investment period for any future investments ended.
Quanta owns a 49% equity interest in an electric power infrastructure services company, together with certain related customer relationship and other intangible assets, which were acquired for $12.3 million. During the three months ended March 31, 2020, Quanta and the majority owner made additional contributions to the company to fund the purchase of certain assets. There were no changes to Quanta’s ownership interest as a result of the $2.4 million capital contribution.
Quanta owns a 16% equity investment in an upstream oil and gas investment fund, in which it had an investment balance of $10.2 million as of March 31, 2020. Quanta recognizes equity earnings/losses on a quarter lag basis; therefore, the investment balance is based on the fund’s valuation of its portfolio as of December 31, 2019. During the three months ended March 31, 2020, Quanta recognized a loss of $3.1 million on the investment as a result of a decrease in the fair value of the fund.
Quanta held a minority ownership interest in a limited partnership that was selected during 2014 to build, own and operate a new 500 kilometer electric transmission line and two 500 kV substations in Alberta, Canada and has accounted for this interest as an equity-method investment. The limited partnership contracted with a Quanta subsidiary to perform the engineering, procurement and construction (EPC) services for the project, and the Quanta subsidiary recognized revenue and related cost of services as performance progressed on the project. However, due to Quanta’s ownership interest, a proportional amount of the EPC profit was deferred until the electric transmission line and related substations were constructed and ownership of the assets was deemed to be transferred to the third-party customer, which occurred in the three months ended March 31, 2019. The deferral of earnings and recognition of such earnings deferral were recorded as components of equity in earnings (losses) of unconsolidated affiliates, which is included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2019, deferred earnings of $60.3 million were recognized, the majority of which was attributable to profit earned and deferred in the years ended December 31, 2018 and 2017. During the three months ended December 31, 2019, Quanta sold its minority ownership interest in the limited partnership and recognized a gain of $13.0 million related to the sale.
As a result of the currently challenged energy market and recent oil price volatility, as well as the exacerbating effect of the COVID-19 pandemic, Quanta assessed the expected negative impacts related to certain of its investments, particularly investments dependent on the energy market, and concluded that at this time the investments are not impaired, except for the upstream oil and gas investment fund discussed above. However, the potential impacts of the volatile energy market and of the COVID-19 pandemic are uncertain and may change based on numerous factors that could increase the negative impacts on certain of Quanta’s investments. Quanta will continue to monitor the impacts and should any of the investments suffer additional significant declines in actual or forecast financial results beyond current expectations, the risk of impairment would increase. At this time, based on the information currently available, Quanta cannot determine if any future impairment will result, or whether such impairment charge would be

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

material. See Notes 9 and 11 for additional information related to investments.
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
As of March 31, 2020, the total amount of unrecognized tax benefits relating to uncertain tax positions was $40.3 million, a $0.6 million decrease from December 31, 2019. This decrease resulted primarily from a favorable settlement of $1.7 million related to certain non-U.S. income tax audits, partially offset by a $1.1 million increase in reserves for uncertain tax positions expected to be taken in 2020. Quanta and certain subsidiaries remain under examination by various U.S. state and foreign tax authorities for multiple periods. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $6.8 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.
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
Earnings Per Share
Basic and diluted earnings per share attributable to common stock are computed using the weighted average number of shares of common stock outstanding during the applicable period. Exchangeable shares that were issued pursuant to certain of Quanta’s historical acquisitions (as further discussed in Note 9), which were exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in the calculation of weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for the portion of the periods that they were outstanding. Additionally, unvested stock-based awards that contain non-forfeitable rights to dividends or dividend equivalents (participating securities) have been included in the calculation of basic and diluted earnings per share attributable to common stock for the portion of the periods that the awards were outstanding. Diluted earnings per share attributable to common stock is computed using the weighted average number of shares of common stock outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalents would be antidilutive.
Insurance
Quanta is insured for employer’s liability, workers’ compensation, auto liability and general liability claims. Under these insurance programs, as of March 31, 2020, the deductible for employer’s liability was $1.0 million per occurrence; the deductible for workers’ compensation was $5.0 million per occurrence; and the deductibles for auto liability and general liability were $10.0 million per occurrence. Effective May 1, 2020, the deductible for employer’s liability increased to $5.0 million per occurrence and the deductibles for auto liability and general liability were increased to $15.0 million per occurrence. Quanta manages and maintains a portion of its casualty risk through its wholly-owned captive insurance company, which insures all claims up to the

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

amount of the applicable deductible of its third-party insurance programs. In connection with Quanta’s casualty insurance programs, Quanta is required to issue letters of credit to secure its obligations. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $0.8 million per claimant per year.
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
Stock-Based Compensation
Quanta recognizes compensation expense for restricted stock units (RSUs) and performance stock units (PSUs) to be settled in common stock based on the fair value of the awards, net of estimated forfeitures. The fair value of RSU awards is determined based on the number of units granted and the closing price of Quanta’s common stock on the date of grant. The grant date fair value of the PSUs is determined as follows: (i) for the portion of the awards based on company performance metrics, by multiplying the number of units granted by the closing price of Quanta’s common stock on the date of grant and (ii) for the portion of the awards based on total shareholder return, by utilizing a Monte Carlo simulation valuation methodology. An estimate of future forfeitures, based on historical data, is also utilized to determine compensation expense for the period, and these forfeiture estimates are subject to change and may impact the value that will ultimately be recognized as compensation expense. The resulting compensation expense for PSU and time-based RSU awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, and the resulting compensation expense for performance-based RSU awards is recognized using the graded vesting method over the requisite service period. The compensation expense related to outstanding PSUs can also vary from period to period based on changes in forecasted achievement of established performance goals and the total number of shares of common stock that Quanta anticipates will be issued upon vesting of such PSUs. Payments made by Quanta to satisfy employee tax withholding obligations associated with awards settled in common stock are classified as financing cash flows.
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
Contingent Consideration Liabilities. As of March 31, 2020 and December 31, 2019, financial instruments required to be measured at fair value on a recurring basis consisted primarily of Quanta’s liabilities related to contingent consideration associated with certain acquisitions, the payment of which is contingent upon the achievement of certain performance objectives by the acquired businesses during designated post-acquisition periods and, if earned, would be payable to the former owners of the acquired businesses. The liabilities recorded represent the estimated fair values of future amounts payable to the former owners of the acquired businesses and are estimated by management based on entity-specific assumptions that are evaluated on an ongoing basis. Quanta expects a significant portion of these liabilities to be settled by late 2020 or early 2021.
Aggregate fair values of these outstanding and unearned contingent consideration liabilities and their classification in the accompanying condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2020	December 31, 2019
Accounts payable and accrued expenses	$80,947	$77,618
Insurance and other non-current liabilities	7,060	6,542
Total contingent consideration liabilities	$88,007	$84,160

The fair values of these liabilities were primarily determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate and an expected volatility factor for each acquisition. The expected volatility factors ranged from 20.4% to 30.0% and had a weighted average of 22.6% based on historical asset volatility of selected guideline public companies. Depending on contingent consideration payment terms, the present values of the estimated payments are discounted based on a risk-free rate and/or Quanta’s cost of debt and ranged from 1.6% to 3.9% and had a weighted average of 2.3% based on fair value at acquisition. The fair value determinations incorporate significant inputs not observable in the market. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3). Significant changes in any of these assumptions could result in a significantly higher or lower potential liability.
The majority of Quanta’s contingent consideration liabilities are subject to a maximum outstanding payment amount, which aggregated to $162.5 million as of March 31, 2020. One contingent consideration liability is not subject to a maximum payment amount, and such liability had a fair value of $1.0 million as of March 31, 2020.
Quanta’s aggregate contingent consideration liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance in post-acquisition periods and accretion in present value. During the three months ended March 31, 2020, Quanta recognized a net increase in the fair value of its aggregate contingent consideration liabilities of $2.8 million, while during the three months ended March 31, 2019, Quanta recognized a net decrease of $0.1 million. These changes are reflected in “Change in fair value of contingent consideration liabilities” in the accompanying condensed consolidated statements of operations. Additionally, Quanta settled certain contingent consideration liabilities during the three months ended March 31, 2020 with a cash payment of $1.0 million and 4,277 shares of Quanta common stock.
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
Other. The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. All of Quanta’s cash equivalents were categorized as Level 1 assets at March 31, 2020 and December 31, 2019, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access. The carrying amount of variable rate debt also approximates fair value.
3. NEW ACCOUNTING PRONOUNCEMENTS:
Adoption of New Accounting Pronouncements
In June 2016, the FASB issued an update for measuring credit losses on most financial assets and certain other instruments that are not measured at fair value through net income. The update amended the impairment model to utilize an expected credit loss methodology in place of the incurred loss methodology for financial instruments, including accounts receivable and contract assets, and off-balance sheet credit exposures. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which often results in earlier recognition of losses. The update also requires disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.
Quanta adopted the new accounting standard for measuring credit losses effective January 1, 2020 utilizing the transition method that allows recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Quanta’s financial results for reporting periods beginning on or after January 1, 2020 are presented under the new standard, while financial results for prior periods continue to be reported in accordance with the prior standard and Quanta’s historical accounting policy. The net cumulative effect due to the adoption of the new standard was a $3.8 million reduction to retained earnings as of January 1, 2020, which represented a $5.1 million increase to allowance for credit losses, net of $1.2 million in deferred income taxes. The adjustment was based on an estimate of expected lifetime credit losses for financial instruments, primarily accounts receivable and contract assets. Although the adoption of the new standard did not have a material impact on Quanta’s condensed consolidated financial statements at the date of adoption, expected credit losses could change as a result of changes to credit loss experience, specific risk characteristics of Quanta’s portfolio of financial assets or management’s expectations of future economic conditions that affect the collectability of Quanta’s financial assets. Management continues to periodically assess these factors, including any potential effects from the COVID-19 pandemic, and incorporate any changes in its estimate of credit losses.
In August 2018, the FASB issued an update that amends the disclosure requirements related to fair value measurements. Pursuant to this update, certain disclosure requirements will be removed, such as the valuation processes for Level 3 fair value measurements, and other disclosure requirements will be modified or added, including a new requirement to disclose the range

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

and weighted average (or a more reasonable and rational method to reflect the distribution) of significant unobservable inputs used to develop Level 3 fair value measurements. Quanta adopted this guidance effective January 1, 2020, and it did not have a material impact on its condensed consolidated financial statements or disclosures.
Accounting Standards Not Yet Adopted
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
During the three months ended March 31, 2020, Quanta acquired an industrial services business located in Canada that performs catalyst handling services, including changeover and shutdown maintenance, to customers in the refining and chemical industries and an electric power infrastructure business located in the United States that primarily provides underground conduit services. The aggregate consideration for these acquisitions was $19.4 million paid or payable in cash, subject to certain adjustments, and 116,812 shares of Quanta common stock, which had a fair value of $4.2 million as of the respective acquisition dates. Beginning on the respective acquisition dates, the results of the acquired businesses have been included in Quanta’s consolidated financial statements, with the results of the industrial services business generally included in the Pipeline and Industrial Infrastructure Services segment and the results of the electric power infrastructure business generally included in the Electric Power Infrastructure Services segment.
On August 30, 2019, Quanta acquired Hallen, a pipeline and industrial services business located in the United States that specializes in gas distribution and transmission services, and to a lesser extent, underground electric distribution and transmission services. During the year ended December 31, 2019, Quanta also acquired two specialty utility foundation and pole-setting contractors serving the southeast United States; an electric power specialty contracting business located in the United States that provides aerial power line and construction support services; a business located in the United States that provides technical training materials to electric utility workers; an electric power company specializing in project management and, to a lesser extent, water and wastewater projects located in the United States; and an electrical infrastructure services business located in Canada. The aggregate consideration for these acquisitions was $399.3 million paid or payable in cash, subject to certain adjustments, and 60,860 shares of Quanta common stock, which had a fair value of $1.8 million as of the respective acquisition date. A portion of the cash consideration in connection with the Hallen acquisition was placed in an escrow account, which, subject to certain conditions, could be utilized to reimburse Quanta for obligations associated with certain contingent liabilities assumed by Quanta in the transaction. See Legal Proceedings — Hallen Acquisition Assumed Liability in Note 11 for additional information related to these liabilities. Beginning on the respective acquisition dates, the results of the acquired businesses have been included in Quanta’s consolidated financial statements, with the results of Hallen generally included in the Pipeline and Industrial Infrastructure Services segment and the results of the other acquired businesses generally included in the Electric Power Infrastructure Services segment.
The following table summarizes the aggregate consideration paid or payable as of March 31, 2020 for the acquisitions completed in 2020 and 2019 and presents the allocation of these amounts to net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates, inclusive of any purchase price adjustments. These allocations require significant use of estimates and are based on information that was available to management at the time these consolidated financial statements were prepared. Quanta uses a variety of information to estimate fair values, including quoted market prices, carrying amounts and valuation techniques such as discounted cash flows. When deemed appropriate, third-party appraisal firms are engaged to assist in fair value determination of fixed assets, intangible assets and certain other assets and liabilities.
Quanta is finalizing its fair value assessments for the acquired assets and assumed liabilities related to businesses acquired subsequent to March 31, 2019, and further adjustments to the purchase price allocations may occur. As of March 31, 2020, the estimated fair values of the net assets acquired were preliminary, with possible updates primarily related to pre-acquisition contingent

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

liabilities, as further described in Legal Proceedings — Hallen Acquisition Assumed Liability in Note 11, and tax estimates. Consideration amounts are also subject to the finalization of closing working capital adjustments. The aggregate consideration paid or payable for businesses acquired between March 31, 2019 and March 31, 2020 was allocated to acquired assets and assumed liabilities, which resulted in an allocation of $87.6 million to net tangible assets, $190.0 million to identifiable intangible assets and $100.7 million to goodwill and $3.1 million to bargain purchase gain (in thousands).

	2020	2019
Consideration:
Cash paid or payable	$19,377	$399,279
Value of Quanta common stock issued	4,158	1,791
Contingent consideration	2,250	—
Fair value of total consideration transferred or estimated to be transferred	$25,785	$401,070

Accounts receivable	$4,888	$112,142
Contract assets	—	11,869
Other current assets	1,691	14,290
Property and equipment	6,233	60,133
Other assets	—	149
Identifiable intangible assets	4,561	192,786
Contract liabilities	—	(11,856)
Other current liabilities	(1,174)	(73,698)
Deferred tax liabilities, net	(483)	(6,398)
Other long-term liabilities	—	(5,345)
Total identifiable net assets	15,716	294,072
Goodwill	10,069	110,137
Fair value of net assets acquired	25,785	404,209
Bargain purchase gain	—	(3,139)
Fair value of total consideration transferred or estimated to be transferred	$25,785	$401,070

Goodwill represents the amount by which the purchase price for an acquired business exceeds the net fair value of the assets acquired and liabilities assumed, and a bargain purchase gain results when the amount of the net fair value of the assets acquired and liabilities assumed exceeds the purchase price for an acquired business. The acquisition of the electrical infrastructure services business in Canada that occurred during the year ended December 31, 2019 included the recognition of a bargain purchase gain of $3.1 million which was recorded in “Other income (expense), net” in the accompanying condensed consolidated statements of operations.
The acquisitions completed in 2020 and 2019 strategically expanded Quanta’s domestic and international pipeline and industrial and domestic and international electric power service offerings, which Quanta believes contributes to the recognition of the goodwill. Approximately $3.8 million of goodwill is expected to be deductible for income tax purposes related to acquisitions completed in 2020, and $90.6 million is expected to be deductible for income tax purposes related to acquisitions completed in 2019.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the estimated fair values of identifiable intangible assets for the acquisitions completed in 2020 as of the acquisition dates and the related weighted average amortization periods by type (in thousands, except for weighted average amortization periods, which are in years).

	Estimated Fair Value	Weighted Average Amortization Period in Years
Customer relationships	$3,180	4.4
Backlog	205	1.0
Trade names	349	15.0
Non-compete agreements	827	5.0
Total intangible assets subject to amortization related to acquisitions completed in 2020	$4,561	5.2

The following unaudited supplemental pro forma results of operations for Quanta, which incorporates the acquisitions completed in 2020 and 2019, have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Revenues	$2,766,950	$2,968,237
Gross profit	333,402	397,098
Selling, general and administrative expenses	231,102	243,857
Amortization of intangible assets	18,067	22,212
Net income	42,004	127,083
Net income attributable to common stock	39,187	126,536

Earnings per share:
Basic	$0.27	$0.87
Diluted	$0.27	$0.86

The pro forma combined results of operations for the three months ended March 31, 2020 and 2019 were prepared by adjusting the historical results of Quanta to include the historical results of the acquisitions completed in 2020 as if they occurred January 1, 2019. The pro forma combined results of operations for the three months ended March 31, 2019 were prepared by also adjusting the historical results of Quanta to include the historical results of the acquisitions completed in 2019 as if they occurred January 1, 2018. These pro forma combined historical results were adjusted for the following: a reduction of interest expense as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest expense as a result of the cash consideration paid; an increase in amortization expense due to the incremental intangible assets recorded; changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies; an increase in the number of outstanding shares of Quanta common stock; and reclassifications to conform the acquired businesses’ presentation to Quanta’s accounting policies. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs or any cost savings or other synergies that resulted or may result from the acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.
Revenues of approximately $1.9 million and a loss before income taxes of approximately $0.9 million, which included $0.8 million of acquisition-related costs, are included in Quanta’s consolidated results of operations for the three months ended March 31, 2020 related to the acquisitions completed in 2020. Revenues of approximately $7.4 million and a loss before income taxes of approximately $1.0 million, which included $2.4 million of acquisition-related costs, are included in Quanta’s consolidated results of operations for the three months ended March 31, 2019 related to the acquisitions completed in 2019.

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
A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Infrastructure Services Division	Pipeline and Industrial Infrastructure Services Division	Total
Balance at December 31, 2018:
Goodwill	$1,313,078	$683,284	$1,996,362
Accumulated impairment	—	(96,483)	(96,483)
	1,313,078	586,801	1,899,879

Goodwill related to acquisitions completed in 2019	43,183	67,200	110,383
Purchase price allocation adjustments	1,503	—	1,503
Foreign currency translation adjustments	7,399	3,511	10,910

Balance at December 31, 2019:
Goodwill	1,365,163	753,938	2,119,101
Accumulated impairment	—	(96,426)	(96,426)
	1,365,163	657,512	2,022,675

Goodwill related to acquisitions completed in 2020	3,768	6,301	10,069
Purchase price allocation adjustments	(246)	—	(246)
Foreign currency translation adjustments	(16,143)	(9,890)	(26,033)

Balance at March 31, 2020:
Goodwill	1,352,542	748,771	2,101,313
Accumulated impairment	—	(94,848)	(94,848)
	$1,352,542	$653,923	$2,006,465

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Quanta’s intangible assets and the remaining weighted average amortization periods related to its intangible assets subject to amortization were as follows (in thousands except for weighted average amortization periods, which are in years):

	As of				As of
	March 31, 2020				December 31, 2019
	Remaining Weighted Average Amortization Period in Years	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Intangible Assets	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6.2	$527,298	$(223,606)	$303,692	$532,808	$(213,915)	$318,893
Backlog	2.5	142,144	(139,330)	2,814	144,704	(141,580)	3,124
Trade names	14.5	92,182	(27,400)	64,782	93,396	(26,145)	67,251
Non-compete agreements	3.1	43,459	(33,234)	10,225	43,281	(32,868)	10,413
Patented rights and developed technology	2.1	22,416	(20,789)	1,627	22,719	(20,682)	2,037
Curriculum	8.1	11,712	(2,214)	9,498	11,712	(2,696)	9,016
Total intangible assets subject to amortization	7.5	839,211	(446,573)	392,638	848,620	(437,886)	410,734
Engineering license		3,000	—	3,000	3,000	—	3,000
Total intangible assets		$842,211	$(446,573)	$395,638	$851,620	$(437,886)	$413,734

Amortization expense for intangible assets was $17.9 million and $12.7 million for the three months ended March 31, 2020 and 2019.
The estimated future aggregate amortization expense of intangible assets subject to amortization as of March 31, 2020 is set forth below (in thousands):

Year Ending December 31:
Remainder of 2020	$53,001
2021	68,083
2022	63,069
2023	53,825
2024	41,438
Thereafter	113,222
Total	$392,638

6. PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock for the three months ended March 31, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Amounts attributable to common stock:
Net income attributable to common stock	$38,686	$120,488

Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	144,454	145,110
Effect of dilutive unvested non-participating stock-based awards	2,333	1,348
Weighted average shares outstanding for diluted earnings per share attributable to common stock	146,787	146,458

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Basic and diluted earnings per share attributable to common stock are computed using the weighted average number of shares of common stock outstanding during the applicable period. Exchangeable shares that were issued pursuant to certain of Quanta’s historical acquisitions (as further discussed in Note 9), which are exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in the calculation of weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for the portion of the periods that they were outstanding. Additionally, unvested stock-based awards that contain non-forfeitable rights to dividends or dividend equivalents (participating securities) have been included in the calculation of basic and diluted earnings per share attributable to common stock for the portion of the periods that the awards were outstanding. Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for the three months ended March 31, 2020 and 2019 included 2.3 million and 2.8 million weighted average participating securities.
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
7. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Borrowings under senior secured credit facility	$1,635,366	$1,346,290
Other long-term debt	22,507	13,275
Finance leases	1,493	957
Total long-term debt obligations	1,659,366	1,360,522
Less — Current maturities of long-term debt	70,048	68,327
Total long-term debt obligations, net of current maturities	$1,589,318	$1,292,195

Quanta’s current maturities of long-term debt and short-term debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Short-term debt	$3,378	$6,542
Current maturities of long-term debt	70,048	68,327
Current maturities of long-term debt and short-term debt	$73,426	$74,869

Senior Secured Credit Facility
Quanta has a credit agreement with various lenders that provides for (i) a $2.14 billion revolving credit facility and (ii) a term loan facility with term loans in the aggregate initial principal amount of $1.29 billion. In addition, subject to the conditions specified in the credit agreement, Quanta has the option to increase the capacity of the credit facility, in the form of an increase in the revolving credit facility, incremental term loans or a combination thereof, from time to time, upon receipt of additional commitments from new or existing lenders by up to an additional (i) $400.0 million plus (ii) additional amounts so long as the Incremental Leverage Ratio Requirement (as defined in the credit agreement) is satisfied at the time of such increase. The Incremental Leverage Ratio Requirement requires, among other things, after giving pro forma effect to such increase and the use of proceeds therefrom, compliance with the credit agreement’s financial covenants as of the most recent fiscal quarter end for which financial statements were required to be delivered and that Quanta’s Consolidated Leverage Ratio (as defined below) does not exceed 2.5 to 1.0, subject to the conditions specified in the credit agreement.
Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes. The maturity date for both the revolving credit facility and the term loan facility is October 31, 2022, and Quanta is required to make quarterly principal payments on the term loan facility as described below.
With respect to the revolving credit facility, subject to compliance with the financial covenants described below, the entire amount available may be used by Quanta for revolving loans and letters of credit in U.S. dollars and certain alternative currencies. Up to $600.0 million may be used by certain subsidiaries of Quanta for revolving loans and letters of credit, including in certain alternative currencies, up to $100.0 million may be used for swing line loans in U.S. dollars, up to $50.0 million may be used for swing line loans in Canadian dollars and up to $50.0 million may be used for swing line loans in Australian dollars.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Quanta borrowed $600.0 million under the term loan facility in October 2018 and $687.5 million under the term loan facility in September 2019 and used the majority of such proceeds to repay outstanding revolving loans under the credit agreement. As of March 31, 2020, Quanta had $1.64 billion of borrowings outstanding under the credit agreement, which included $1.23 billion borrowed under term loans and $410.1 million of outstanding revolving loans. Of the total outstanding borrowings, $1.48 billion were denominated in U.S. dollars, $128.7 million were denominated in Canadian dollars and $30.7 million were denominated in Australian dollars. Quanta also had $373.9 million of letters of credit issued under the revolving credit facility, of which $252.3 million were denominated in U.S. dollars and $121.6 million were denominated in currencies other than the U.S. dollar, primarily Canadian and Australian dollars as of such date. As of March 31, 2020, the remaining $1.35 billion of available commitments under the revolving credit facility was available for loans or issuing new letters of credit.
Borrowings under the credit facility and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019
Maximum amount outstanding under the credit facility during the period	$2,024,473	$1,453,150
Average daily amount outstanding under the credit facility	$1,458,311	$1,264,498
Weighted-average interest rate	3.11%	3.92%

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
Term loans bear interest at rates generally consistent with the revolving loans borrowed in U.S. dollars, except that the additional amount over the Eurocurrency Rate is 1.125% to 1.875%, as determined based on Quanta’s Consolidated Leverage Ratio. Quanta made quarterly principal payments of $7.5 million on the term loan through September 2019, and is currently required to make quarterly principal payments of $16.1 million on the term loans on the last business day of each March, June, September and December. The aggregate outstanding principal amount of all outstanding term loans must be paid on the maturity date; however, Quanta may voluntarily prepay that amount from time to time, in whole or in part, without premium or penalty.
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
The credit agreement contains certain covenants, including (i) a maximum Consolidated Leverage Ratio of 3.0 to 1.0 (except that in connection with certain permitted acquisitions in excess of $200.0 million, such ratio is 3.5 to 1.0 for the fiscal quarter in which the acquisition is completed and the two subsequent fiscal quarters) and (ii) a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0. As of March 31, 2020, Quanta was in compliance with all of the financial covenants under the credit agreement.
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
8. LEASES:
Quanta primarily leases land, buildings, vehicles, construction equipment and office equipment. As of March 31, 2020, the majority of Quanta’s leases had remaining lease terms not exceeding ten years. Certain leases include options to extend their terms in increments of up to five years and/or options to terminate. The components of lease costs in the accompanying condensed consolidated statements of operations are as follows (in thousands):

		Three Months Ended
		March 31,
Lease cost	Classification	2020	2019
Finance lease cost:
Amortization of lease assets	Depreciation (1)	$202	$373
Interest on lease liabilities	Interest expense	17	21
Operating lease cost	Cost of services and Selling, general and administrative expenses	29,737	30,358
Short-term and variable lease cost (2)	Cost of services and Selling, general and administrative expenses	170,365	200,298
Total lease cost		$200,321	$231,050

(1)	Depreciation is included within “Cost of services” and “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.

(2)
Short-term lease cost includes both leases and rentals with initial terms of one year or less. Variable lease cost is insignificant and primarily relates to real estate leases and consists of common area maintenance charges, real estate taxes, insurance and other variable costs.

Quanta has entered into lease arrangements for real property and facilities with certain related parties, typically an employee of Quanta who is the former owner of a business acquired by Quanta that continues to utilize the leased premises. Quanta utilizes third party market valuations to evaluate rental rates for these properties and facilities, and the lease agreements generally have remaining lease terms of up to nine years, subject to renewal options. Related party lease expense was $4.4 million and $4.1 million for the three months ended March 31, 2020 and 2019.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The components of leases in the accompanying condensed consolidated balance sheet were as follows (in thousands):

Lease type	Classification	March 31, 2020	December 31, 2019
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$287,157	$284,369
Finance lease assets	Property and equipment, net of accumulated depreciation	1,295	1,043
Total lease assets		$288,452	$285,412
Liabilities:
Current:
Operating	Current portion of operating lease liabilities	$91,389	$92,475
Finance	Current maturities of long-term debt and short-term debt	505	440

Non-current:
Operating	Operating lease liabilities, net of current portion	200,817	196,521
Finance	Long-term debt, net of current maturities	988	517
Total lease liabilities		$293,699	$289,953

Certain of Quanta’s equipment rental agreements contain purchase options pursuant to which the purchase price is offset by a portion of the rental payments. When rental purchase options are exercised and a substantive benefit is deemed to be transferred to a third-party lessor, the transaction is deemed to be a financing transaction for accounting purposes. This results in the recognition of an asset equal to the purchase price being recorded in “Property, plant and equipment, net of accumulated depreciation,” and the recognition of a corresponding liability in “Current maturities of long-term debt and short-term debt” and “Long-term debt, net of current maturities.” As of March 31, 2020 and December 31, 2019, the assets recorded, net of accumulated depreciation, totaled $21.2 million and $11.8 million.
Future minimum lease payments for operating and finance leases were as follows (in thousands):

	As of March 31, 2020
	Operating Leases	Finance Leases	Total
Remainder of 2020	$78,839	$432	$79,271
2021	82,423	495	82,918
2022	57,924	307	58,231
2023	39,031	240	39,271
2024	22,252	120	22,372
Thereafter	40,469	8	40,477
Total future minimum operating and finance lease payments	$320,938	$1,602	$322,540
Less imputed interest	(28,732)	(109)	(28,841)
Total lease liabilities	$292,206	$1,493	$293,699

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Future minimum lease payments for short-term leases, which are not recorded in the consolidated balance sheets due to our accounting policy election, were $27.6 million as of March 31, 2020. Month-to-month rental expense associated primarily with certain equipment rentals is excluded from these amounts because Quanta is unable to accurately predict future rental amounts.
The weighted average remaining lease terms and discount rates were as follows:

As of March 31, 2020
Weighted average remaining lease term (in years):
Operating leases	4.44
Finance leases	3.44
Weighted average discount rate:
Operating leases	4.2%
Finance leases	4.2%

Quanta has also guaranteed the residual value on certain of its equipment operating leases, agreeing to pay any difference between this residual value and the fair market value of the underlying asset at the date of lease termination. At March 31, 2020, the maximum guaranteed residual value of this equipment was $796.4 million. While Quanta believes that no significant payments will be made as a result of these residual value guarantees, there can be no assurance that significant payments will not be required in the future.
As of March 31, 2020, Quanta had additional operating lease obligations that had not yet commenced of $5.2 million. These operating leases will commence in 2020 with lease terms of one to seven years.
9. EQUITY:
Exchangeable Shares
In connection with certain prior acquisitions of Canadian businesses, the former owners of the acquired businesses received exchangeable shares of certain Canadian subsidiaries of Quanta, which could be exchanged at the option of the holders for Quanta common stock on a one-for-one basis. All holders of exchangeable shares had rights equivalent to Quanta common stockholders with respect to dividends and other economic rights. During the three months ended March 31, 2020 and 2019, a nominal amount and 0.4 million exchangeable shares were exchanged for Quanta common stock, and as of March 31, 2020, no exchangeable shares remained outstanding.
Treasury Stock
General
Treasury stock is recorded at cost. Under Delaware law, treasury stock is not counted for quorum purposes or entitled to vote.
Shares withheld for tax withholding obligations
The tax withholding obligations of employees upon vesting of RSUs and PSUs settled in common stock are typically satisfied by Quanta making tax payments and withholding the number of vested shares having a value on the date of vesting equal to the tax withholding obligation. For the settlement of these liabilities, Quanta withheld 0.6 million and 0.4 million of Quanta common stock during the three months ended March 31, 2020 and 2019, which had a market value of $23.2 million and $15.3 million. These shares and the related costs to acquire them were accounted for as adjustments to the balance of treasury stock.
Notional amounts recorded related to deferred compensation plans
For RSUs and PSUs that vest but the settlement of which is deferred under a deferred compensation plan, Quanta records a notional amount to “Treasury stock” and an offsetting amount to “Additional paid-in capital” (APIC). At vesting, only shares withheld for tax liabilities other than income taxes are added to outstanding treasury shares, as the shares of Quanta common stock associated with deferred stock-based awards are not issued until settlement of the award. Upon settlement of the deferred stock-based awards and issuance of the associated Quanta common stock, the original accounting entry is reversed. The net amounts recorded to treasury stock related to the deferred compensation plans were $3.5 million and $3.8 million during the three months ended March 31, 2020 and 2019.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Stock repurchases
During the third quarter of 2018, Quanta’s Board of Directors approved a stock repurchase program that authorizes Quanta to purchase, from time to time through June 30, 2021, up to $500.0 million of its outstanding common stock (the 2018 Repurchase Program).
Quanta repurchased the following shares of common stock in the open market under the stock repurchase programs (in thousands):

Quarter ended:	Shares	Amount
March 31, 2020	5,960	$200,000
December 31, 2019	—	$—
September 30, 2019	—	$—
June 30, 2019	—	$—
March 31, 2019	376	$11,954

Quanta’s policy is to record a stock repurchase as of the trade date; however, the payment of cash related to the repurchase is made on the settlement date of the trade. During the three months ended March 31, 2020 and 2019, cash payments related to stock repurchases were $200.0 million and $19.9 million.
As of March 31, 2020, $86.8 million remained under the 2018 Repurchase Program. Repurchases under the 2018 Repurchase Program may be implemented through open market repurchases or privately negotiated transactions, at management’s discretion, based on market and business conditions, applicable contractual and legal requirements, including restrictions under Quanta’s senior secured credit facility, and other factors. Quanta is not obligated to acquire any specific amount of common stock, and the 2018 Repurchase Program may be modified or terminated by Quanta’s Board of Directors at any time at its sole discretion and without notice.
Non-controlling Interests
Quanta holds interests in various entities through both joint venture entities that provide infrastructure services under specific customer contracts, either directly or through subcontracting relationships, and other equity investments in partially owned entities that own and operate certain infrastructure assets, including investments entered into through the partnership structure Quanta formed with certain infrastructure investors. Quanta has determined that certain of these joint ventures where Quanta provides the majority of the infrastructure services, which management believes most significantly influences the economic performance of such joint ventures, are VIEs. Management has concluded that Quanta is the primary beneficiary of these joint ventures and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as “Non-controlling interests” in Quanta’s condensed consolidated balance sheets. Net income attributable to the other participants in the amounts of $2.8 million and $0.5 million for the three months ended March 31, 2020 and 2019 has been accounted for as a reduction of net income in deriving “Net income attributable to common stock” in Quanta’s condensed consolidated statements of operations.
The carrying amount of the investments in VIEs held by Quanta was $13.1 million and $9.6 million at March 31, 2020 and December 31, 2019. The carrying amount of investments held by the non-controlling interests in these VIEs at March 31, 2020 and December 31, 2019 was $4.7 million and $3.5 million. During the three months ended March 31, 2020 and 2019, net distributions to non-controlling interests were $2.0 million and $0.5 million. There were no other changes in equity as a result of transfers to/from the non-controlling interests during the three months ended March 31, 2020 or 2019. See Note 11 for further disclosures related to Quanta’s joint venture arrangements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Dividends
Quanta declared the following cash dividends and cash dividend equivalents during 2019 and the first three months of 2020 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
March 26, 2020	April 6, 2020	April 15, 2020	$0.05	$7,184
December 11, 2019	January 2, 2020	January 16, 2020	$0.05	$7,371
August 28, 2019	October 1, 2019	October 15, 2019	$0.04	$5,564
May 24, 2019	July 1, 2019	July 15, 2019	$0.04	$6,233
March 21, 2019	April 5, 2019	April 19, 2019	$0.04	$5,896

A significant majority of the dividends declared were paid on the corresponding payment dates. Holders of RSUs awarded under the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (the 2011 Plan) generally received cash dividend equivalent payments equal to the cash dividend payable on account of the underlying Quanta common stock. Holders of exchangeable shares of certain Canadian subsidiaries of Quanta received a cash dividend per exchangeable share equal to the cash dividend per share paid to Quanta common stockholders. Holders of RSUs awarded under the Quanta Services, Inc. 2019 Omnibus Equity Incentive Plan (the 2019 Plan) and holders of unearned and unvested PSUs awarded under the 2011 Plan and the 2019 Plan receive cash dividend equivalent payments only to the extent such RSUs and PSUs become earned and/or vest. Additionally, cash dividend equivalent payments related to certain stock-based awards that have been deferred pursuant to the terms of a deferred compensation plan maintained by Quanta are recorded as liabilities in such plans until the deferred awards are settled.
The declaration, payment and amount of future cash dividends will be at the discretion of Quanta’s Board of Directors after taking into account various factors, including Quanta’s financial condition, results of operations, cash flows from operations; current and anticipated capital requirements and expansion plans; the current and potential impact of the COVID-19 pandemic and other market, industry, economic and political conditions; income tax laws then in effect; and the requirements of Delaware law. In addition, as discussed in Note 7, Quanta’s credit agreement restricts the payment of cash dividends unless certain conditions are met.
10. STOCK-BASED COMPENSATION:
Stock Incentive Plans
On May 23, 2019, Quanta’s stockholders approved the 2019 Plan. The 2019 Plan provides for the award of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, RSUs, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Current and prospective employees, directors, officers, advisors or consultants of Quanta or its affiliates are eligible to participate in the 2019 Plan. Subject to certain adjustments, the maximum number of shares available for issuance under the 2019 Plan is 7,466,592 shares, plus any shares underlying share-settling awards previously awarded pursuant to the 2011 Plan that are ultimately forfeited, canceled, expired or settled in cash after May 23, 2019. All awards subsequent to stockholder approval of the 2019 Plan have been and will be made pursuant to the 2019 Plan and applicable award agreements. Awards made under the 2011 Plan prior to approval of the 2019 Plan remain subject to the terms of the 2011 Plan and applicable award agreements.
RSUs to be Settled in Common Stock
During the three months ended March 31, 2020 and 2019, Quanta granted 1.9 million and 1.5 million shares of RSUs to be settled in common stock under the 2011 Plan and the 2019 Plan, with weighted average grant date fair values of $39.07 and $35.85. The grant date fair value for RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. RSU awards to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs in three equal annual installments following the date of grant. Holders of RSUs to be settled in common stock awarded under the 2011 Plan generally are entitled to receive a cash dividend equivalent payment equal to any cash dividend payable on account of the underlying Quanta common stock on the payment date of any such dividend. Holders of RSUs to be settled in common stock awarded under the 2019 Plan are also entitled to cash dividend equivalent payments in an amount equal to any cash dividend payable on account of the underlying Quanta common stock; however, payment of such amounts is not made until the RSUs vest, such that the dividend equivalent payments are subject to forfeiture.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

During the three months ended March 31, 2020 and 2019, vesting activity consisted of 1.1 million and 1.2 million RSUs settled in common stock with an approximate fair value at the time of vesting of $43.7 million and $41.5 million.
During the three months ended March 31, 2020 and 2019, Quanta recognized $12.0 million and $11.3 million of non-cash stock compensation expense related to RSUs to be settled in common stock. Such expense is recorded in “Selling, general and administrative expenses.” As of March 31, 2020, there was $113.8 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.77 years.
PSUs to be Settled in Common Stock
PSUs provide for the issuance of shares of common stock upon vesting, which occurs at the end of a three-year performance period based on achievement of certain company performance metrics established by the Compensation Committee of Quanta’s Board of Directors, including financial and operational goals and Quanta’s total shareholder return as compared to a predetermined group of peer companies. The final number of shares of common stock issuable upon vesting of PSUs can range from 0% to 200% of the number of PSUs initially granted, depending on the level of achievement, as determined by the Compensation Committee of Quanta’s Board of Directors. Holders of PSUs are entitled to cash dividend equivalent payments in an amount equal to any cash dividend payable on account of the underlying Quanta common stock; however, payment of such amounts is not made until the PSUs vest, such that the dividend equivalent payments are subject to forfeiture.
During the three months ended March 31, 2020 and 2019, Quanta granted 0.4 million and 0.3 million of PSUs to be settled in common stock under the 2011 Plan and the 2019 Plan with a weighted average grant date fair value of $34.56 and $40.15 per unit. The grant date fair value of the PSUs was determined as follows: (i) for the portion of the awards based on company financial and operational performance metrics, by multiplying the number of units granted by the closing price of Quanta’s common stock on the date of grant and (ii) for the portion of the awards based on total shareholder return, by utilizing a Monte Carlo simulation valuation methodology. The Monte Carlo simulation valuation methodology applied the following key inputs:

	2020	2019
Valuation date price based on March 26, 2020 and March 8, 2019 closing stock prices of Quanta common stock	$31.49	$35.19
Expected volatility	34%	25%
Risk-free interest rate	0.35%	2.43%
Term in years	2.76	2.81

Quanta recognizes expense, net of estimated forfeitures, for PSUs based on the forecasted achievement of the company financial and operational performance metrics and forecasted performance with respect to relative total shareholder return, multiplied by the completed portion of the three-year period and the fair value of the total number of shares of common stock that Quanta anticipates will be issued based on such achievement. During the three months ended March 31, 2020 and 2019, Quanta recognized $2.9 million and $1.7 million in compensation expense associated with PSUs. Such expense is recorded in “Selling, general and administrative expenses.” During the three months ended March 31, 2020, 0.2 million PSUs vested, and 0.5 million shares of common stock were issued in connection with PSUs. During the three months ended March 31, 2019, 0.2 million PSUs vested, and 0.4 million shares of common stock were earned and either issued or deferred for future issuance in connection with PSUs.
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
Compensation expense related to RSUs to be settled in cash was $1.1 million and $2.6 million for the three months ended March 31, 2020 and 2019. Such expense is recorded in “Selling, general and administrative expenses.” RSUs that are anticipated to be settled in cash are not included in the calculation of weighted average shares outstanding for earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $3.3 million and $2.9 million to settle liabilities related to cash-settled RSUs in the three months ended March 31, 2020 and 2019. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $2.4 million and $4.3 million at March 31, 2020 and December 31, 2019.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11. COMMITMENTS AND CONTINGENCIES:
Investments in Affiliates and Other Entities
As described in Notes 2 and 9, Quanta holds investments in various entities, including joint venture entities that provide infrastructure services under specific customer contracts and partially owned entities that own and operate certain infrastructure assets constructed by Quanta. Losses incurred by these entities are generally shared ratably based on the percentage ownership of the participants in these structures. However, in Quanta’s joint venture structures that provide infrastructure services, each participant is typically jointly and severally liable for all of the obligations of the joint venture entity pursuant to the contract with the customer, as a general partner or through a parent guarantee and, therefore, can be liable for full performance of the contract with the customer. In circumstances where Quanta’s participation in a joint venture qualifies as a general partnership, the joint venture partners are jointly and severally liable for all obligations of the joint venture, including obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with these joint and several liabilities. Additionally, typically each joint venture participant agrees to indemnify the other participant for any liabilities incurred in excess of what the other participant is obligated to bear under the respective joint venture agreement or in accordance with the scope of work subcontracted to each participant. It is possible, however, that Quanta could be required to pay or perform obligations in excess of its share if another participant is unable or refuses to pay or perform its share of the obligations. Quanta is not aware of circumstances that would lead to future claims against it for material amounts that would not be indemnified. However, to the extent any such claims arise, they could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations or cash flows.
As described in Note 2, Quanta formed a partnership with select investors to invest in certain specified infrastructure projects, and wholly owned subsidiaries of Quanta serve as the general partner of this partnership and as a separately operated registered investment adviser that manages the invested capital. Quanta’s investment balance related to this partnership was $21.1 million as of March 31, 2020. However, in October 2019, due to certain management changes at the registered investment adviser, the partnership entered into a 180-day period during which the investors and Quanta evaluated the partnership, and at the end of such period in April 2020, the investment period for any future investments ended.
Contingent Consideration Liabilities
As discussed in further detail in Note 2, Quanta is obligated to pay contingent consideration amounts to the former owners of certain acquired businesses in the event that such acquired businesses achieve specified performance objectives. As of March 31, 2020 and December 31, 2019, the estimated fair value of Quanta’s contingent consideration liabilities totaled $88.0 million and $84.2 million.
Committed Expenditures
Quanta has capital commitments for the expansion of its equipment fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of March 31, 2020, Quanta had $42.3 million of production orders with expected delivery dates in 2020. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that the majority of these orders will be assigned to third party leasing companies and made available under certain master equipment lease agreements, thereby releasing Quanta from its capital commitments.
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
During the construction phase, the project experienced numerous challenges and delays, primarily related to issues which Quanta believes were outside of the control of and not attributable to Redes, including, among others, weather-related issues, local opposition to the project, permitting delays, the inability to acquire clear title to certain required parcels of land and other delays which Quanta believes were attributable to FITEL/PRONATEL. In response to various of these challenges and delays, Redes requested and received multiple extensions to certain contractual deadlines and relief from related liquidated damages. However, in April 2019, PRONATEL provided notice to Redes claiming that Redes was in default under the contracts due to the delays and that PRONATEL would terminate the contracts if the alleged defaults were not cured. Redes responded by claiming that it was not in default, as the delays were due to events not attributable to Redes, and therefore PRONATEL was not entitled to terminate the contracts. PRONATEL subsequently terminated the contracts for alleged cause prior to completion of Redes’ scope of work, exercised the on-demand performance bonds and advance payment bonds against Redes, and indicated its intention to claim damages, including a verbal allegation of approximately $45 million of liquidated damages under the contracts, although it has not formally submitted the amount of its claim to Redes.
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
As of the date of the contract terminations, Redes had incurred costs of approximately $155 million in construction of the project and had received approximately $100 million of payments (inclusive of the approximately $87 million advance payments). Furthermore, upon completion of the physical transfer of the networks (as completed at the time of the contract terminations) to PRONATEL, which is required upon termination of the contracts and the process for which is underway, PRONATEL and the MTC will possess the networks, for which PRONATEL has paid approximately $100 million while collecting approximately $112 million of bond proceeds. Quanta believes that PRONATEL’s actions represent an abuse of power and unfair and inequitable treatment and that PRONATEL and the MTC have been unjustly enriched. Specifically, under the terms of the contracts, the advance payment bonds were to be exercised only if it is determined that Redes did not use the advance payments for their intended purpose, in which case Redes would be obligated to return the portion of the advance payments not properly used. Redes was not afforded the opportunity to provide evidence of its proper use of the advance payments for project expenditures prior to PRONATEL exercising the bonds in their full amount. As stated above, Redes has incurred substantially more than the advance payment amounts in the execution of the project, and Quanta believes Redes has used the advance payment amounts for their intended purpose.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of March 31, 2020, after taking into account the above charge, Quanta had a net receivable position related to the project of approximately $120 million, which includes the approximately $87 million PRONATEL collected through exercise of the advance payment bonds. The net receivable from PRONATEL is included in “Other assets, net” in the accompanying consolidated balance sheet as of March 31, 2020.
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
Maurepas Project Dispute. During the third quarter of 2017, Maurepas Pipeline, LLC (Maurepas) notified QPS Engineering, LLC (QPS), a subsidiary of Quanta, of its claim for liquidated damages allegedly arising from delay in mechanical completion of a project in Louisiana. Quanta disputes the claim and believes that QPS is not responsible for liquidated damages under the contract terms, and in June 2019 QPS filed suit against SemGroup Corporation, (now Energy Transfer LP), the parent company of Maurepas, under the parent guarantee issued to secure payment from Maurepas on the project. QPS is seeking to recover $22 million that it believes has been wrongfully withheld, which represents the maximum liability for liquidated damages pursuant to the contract terms. In July and August 2018, QPS also received notice from Maurepas claiming certain warranty defects on the project. In July 2019, Maurepas filed suit against QPS and Quanta, pursuant to a parent guarantee, for damages related to the warranty defects and for a declaratory judgment related to the liquidated damages claim, subsequently claiming approximately $59 million in damages related to a portion of the alleged warranty defects. Quanta is continuing to evaluate the claimed warranty defects and, if they exist, the appropriate remedy. At this time, Quanta disputes the extent of the alleged defects or has not been able to substantiate them.
As of March 31, 2020, Quanta had recorded an accrual with respect to this matter based on the current estimated amount of probable loss. However, based on the information currently available, Quanta cannot estimate the range of additional reasonably possible loss in connection with this matter. If, upon final resolution of this matter, Quanta is unsuccessful, any liquidated damages or warranty defect damages in excess of Quanta’s current loss accrual would be recorded as additional costs on the project.
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
Hallen’s liabilities associated with this matter are expected to be covered under applicable insurance policies or contractual remedies negotiated by Quanta with the former owners of Hallen. As of March 31, 2020, Quanta had not recorded an accrual for any probable and estimable loss related to this matter. However, the ultimate amount of liability in connection with this matter remains subject to uncertainties associated with pending litigation, including, among other things, the apportionment of liability among the defendants and the likelihood and amount of potential damages claims. As a result, this matter could result in a loss that is in excess of, or not covered by, such insurance or contractual remedies, which could have a material adverse effect on Quanta’s consolidated results of operations and cash flows.
Concentrations of Credit Risk
Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and its net receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and contract assets net of advanced billings with the same customer. Substantially all of Quanta’s cash and cash equivalents are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest cash and cash equivalents in a diversified portfolio of what Quanta believes to be high quality cash and cash equivalent investments, which consist primarily of interest-bearing demand deposits, money market investments and money market mutual funds. Although Quanta does not currently believe the principal amount of these cash and cash equivalents is subject to any material risk of loss, changes in economic conditions could impact the interest income Quanta receives from these investments. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and energy companies, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States, Canada and Australia. While Quanta generally has certain statutory lien rights with respect to services provided, Quanta is subject to potential credit risk related to business, economic and financial market conditions that affect these customers and locations, which has been heightened as a result of the unfavorable and uncertain economic and financial market conditions resulting from the ongoing COVID-19 pandemic and the significant decline in commodity prices and volatility in commodity production volumes. Some of Quanta’s customers have experienced significant financial difficulties (including bankruptcy), and customers may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of billed and unbilled receivables and contract assets for services Quanta has performed.
For example, on January 29, 2019, PG&E, one of Quanta’s largest customers, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, as amended. Quanta is monitoring the bankruptcy proceeding and evaluating the treatment of, and potential claims related to, its pre-petition receivables. As of the bankruptcy filing date, Quanta had $165 million of billed and unbilled receivables. Subsequent to the bankruptcy filing, the bankruptcy court approved the assumption by PG&E of certain contracts with subsidiaries of Quanta, pursuant to which PG&E paid $124 million of Quanta’s pre-petition receivables as of March 31, 2020. Quanta also sold $36 million of its pre-petition receivables to a third party during the three months ended December 31, 2019 in exchange for cash consideration of $34 million, subject to certain claim disallowance provisions, the occurrence of which could result in Quanta’s obligation to repurchase some or all of the pre-petition receivables sold. Quanta expects the remaining $5 million of pre-petition receivables to be sold or ultimately collected in the bankruptcy proceeding. However, the ultimate outcome of the bankruptcy proceeding is uncertain, and Quanta's belief regarding any future sale or collection of the remaining receivables is based on a number of assumptions that are potentially subject to change as the proceeding progresses. Should any of these assumptions change, the amount collected could be less than the amount of the remaining receivables. Additionally, Quanta is continuing to perform services for PG&E while the bankruptcy case is ongoing and believes that amounts billed for post-petition services will continue to be collected in the ordinary course of business.
At March 31, 2020 and December 31, 2019, no customer represented 10% or more of Quanta’s consolidated net receivable position. No customer represented 10% or more of Quanta’s consolidated revenues for the three months ended March 31, 2020 and 2019.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Insurance
As discussed in Note 2, Quanta is insured for employer’s liability, workers’ compensation, auto liability, general liability and group health claims. As of March 31, 2020 and December 31, 2019, the gross amount accrued for insurance claims totaled $294.8 million and $287.6 million, with $217.7 million and $212.9 million considered to be long-term and included in “Insurance and other non-current liabilities.” Related insurance recoveries/receivables as of March 31, 2020 and December 31, 2019 were $31.7 million and $35.1 million, of which $0.3 million and $0.3 million are included in “Prepaid expenses and other current assets” and $31.4 million and $34.8 million are included in “Other assets, net.”
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
As of March 31, 2020, Quanta had $373.9 million in outstanding letters of credit under its senior secured credit facility securing its casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2020 and 2021. Quanta expects to renew the majority of the letters of credit related to the casualty insurance program for subsequent one-year periods upon maturity. Quanta is not aware of any claims currently asserted or threatened under any of these letters of credit that are material, individually or in the aggregate. However, to the extent payment is required for any such claims, the amount paid could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations or cash flows.
Performance Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require Quanta to post performance and payment bonds. These bonds provide a guarantee that Quanta will perform under the terms of a contract and pay its subcontractors and vendors. If Quanta fails to perform, the customer may demand that the surety make payments or provide services under the bond, and Quanta must reimburse the surety for any expenses or outlays it incurs. Under Quanta’s underwriting, continuing indemnity and security agreement with its sureties, Quanta has granted security interests in certain of its assets as collateral for its obligations to the sureties. Subject to certain conditions and consistent with terms of the credit agreement for Quanta’s senior secured credit facility, these security interests will be automatically released if Quanta maintains a credit rating that meets two of the following three conditions: (i) a corporate credit rating that is BBB- or higher by Standard & Poor’s Rating Services, (ii) a corporate family rating that is Baa3 or higher by Moody’s Investors Services, Inc. or (iii) a corporate credit rating that is BBB- or higher by Fitch Ratings, Inc. Quanta may be required to post letters of credit or other collateral in favor of the sureties or Quanta’s customers in the future, which would reduce the borrowing availability under its senior secured credit facility. Quanta has not been required to make any material reimbursements to its sureties for bond-related costs except related to the exercise of certain advance payment and performance bonds in connection with the terminated telecommunications project located in Peru, as set forth in Legal Proceedings above. However, to the extent further reimbursements are required, the amounts could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations or cash flows.
Performance bonds expire at various times ranging from mechanical completion of a project to a period extending beyond contract completion in certain circumstances, and as such a determination of maximum potential amounts outstanding requires the use of certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of Quanta’s bonded operating activity. As of March 31, 2020, the total amount of the outstanding performance bonds was estimated to be approximately $2.8 billion. Quanta’s estimated maximum exposure as it relates to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $1.0 billion as of March 31, 2020.
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
Employment Agreements
Quanta has various employment agreements with certain executives and other employees, which provide for compensation, other benefits and, under certain circumstances, severance payments and post-termination stock-based compensation benefits. Certain employment agreements also contain clauses that require the payment of certain amounts to such employees upon the occurrence of a defined change in control event.
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
Quanta may be subject to additional liabilities imposed by law as a result of its participation in multiemployer defined benefit pension plans. For example, the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, imposes certain liabilities upon an employer who is a contributor to a multiemployer pension plan if the employer withdraws or is deemed to have withdrawn from the plan or the plan is terminated or experiences a mass withdrawal. These liabilities include an allocable share of the unfunded vested benefits in the plan for all plan participants, not merely the benefits payable to a contributing employer’s own retirees. As a result, participating employers may bear a higher proportion of liability for unfunded vested benefits if other participating employers cease to contribute or withdraw, with the reallocation of liability being more acute in cases when a withdrawn employer is insolvent or otherwise fails to pay its withdrawal liability. Quanta is not aware of any material withdrawal liabilities that have been incurred or asserted and that remain outstanding as a result of a withdrawal by Quanta from a multiemployer defined benefit pension plan. However, Quanta's future contribution obligations and potential withdrawal liability exposure could vary based on the investment and actuarial performance of the multiemployer pension plans to which it contributes and other factors, which could be negatively impacted as a result of the unfavorable and uncertain economic and financial market conditions resulting from the ongoing COVID-19 pandemic and related issues. Quanta has been subject to significant withdrawal liabilities in the past, including in connection with its withdrawal from the Central States, Southeast and Southwest Areas Pension Plan. To the extent Quanta is subject to material withdrawal liabilities in the future, such liability could adversely affect its business, financial condition, results of operations or cash flows.

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
In the normal course of Quanta’s acquisition transactions, Quanta obtains rights to indemnification from the sellers or former owners of acquired businesses for certain risks, liabilities and obligations arising from their prior operations, such as performance, operational, safety, workforce or tax issues, some of which Quanta may not have discovered during due diligence. However, the indemnities may not cover all of Quanta’s exposure for such pre-acquisition matters, or the indemnitors may be unwilling or unable to pay amounts owed to Quanta. Accordingly, Quanta may incur expenses for which it is not reimbursed, and such amounts could be material and could have a material adverse effect on Quanta’s business or consolidated financial condition, results of operations and cash flows. Quanta is currently in the process of pursuing indemnity for certain pre-acquisition obligations associated with non-U.S. payroll taxes of a business acquired by Quanta in 2013. As of March 31, 2020, the indemnification asset amounted to $4.7 million.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Electric Power Infrastructure Services	$1,767,027	$1,664,023
Pipeline and Industrial Infrastructure Services	997,068	1,143,236
Consolidated revenues	$2,764,095	$2,807,259
Operating income (loss):
Electric Power Infrastructure Services	$128,758	$161,617
Pipeline and Industrial Infrastructure Services	31,277	40,699
Corporate and non-allocated costs	(79,298)	(82,829)
Consolidated operating income	$80,737	$119,487
Depreciation:
Electric Power Infrastructure Services	$28,713	$25,251
Pipeline and Industrial Infrastructure Services	21,535	22,555
Corporate and non-allocated costs	4,162	4,410
Consolidated depreciation	$54,410	$52,216

Quanta has concluded to pursue an orderly exit of its operations in Latin America. Electric Power Infrastructure Services revenues for the three months ended March 31, 2020 and 2019 included $4.7 million and $27.8 million related to Latin American operations. Electric Power Infrastructure Services operating income for the three months ended March 31, 2020 and 2019 included $16.3 million and $0.6 million of operating loss related to Latin American operations.
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
Foreign Operations
During the three months ended March 31, 2020 and 2019, Quanta derived $496.0 million and $606.6 million of its revenues from foreign operations. Of Quanta’s foreign revenues, 77% and 80% were earned in Canada during the three months ended March 31, 2020 and 2019. In addition, Quanta held property and equipment of $291.4 million and $314.1 million in foreign countries, primarily Canada, as of March 31, 2020 and December 31, 2019.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

13. SUPPLEMENTAL CASH FLOW INFORMATION:
The net effects of changes in operating assets and liabilities, net of non-cash transactions, on cash flows from operating activities are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Accounts and notes receivable	$122,330	$(159,469)
Contract assets	16,372	5,267
Inventories	(4,368)	28,996
Prepaid expenses and other current assets	84,078	(29,339)
Accounts payable and accrued expenses and other non-current liabilities	(110,394)	(66,678)
Contract liabilities	(12,886)	(23,380)
Other, net	(5,662)	(5,553)
Net change in operating assets and liabilities, net of non-cash transactions	$89,470	$(250,156)

A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows is as follows (in thousands):

	March 31,
	2020	2019
Cash and cash equivalents	$377,205	$85,423
Restricted cash included in “Prepaid expenses and other current assets”	3,514	3,038
Restricted cash included in “Other assets, net”	919	1,031
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$381,638	$89,492

	December 31,
	2019	2018
Cash and cash equivalents	$164,798	$78,687
Restricted cash included in “Prepaid expenses and other current assets”	4,026	3,286
Restricted cash included in “Other assets, net”	921	1,283
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$169,745	$83,256
Restricted cash includes any cash that is legally restricted as to withdrawal or usage.
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(29,482)	$(29,447)
Operating cash flows from finance leases	$(17)	$(21)
Financing cash flows from finance leases	$(201)	$(630)
Lease assets obtained in exchange for lease liabilities:
Operating leases	$29,693	$15,939
Finance leases	$866	$401

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Additional supplemental cash flow information is as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cash (paid) received during the period for —
Interest paid	$(13,272)	$(13,432)
Income taxes paid	$(54,221)	$(8,193)
Income tax refunds	$2,339	$1,278

During the three months ended March 31, 2020, in connection with the disposition of a small business, Quanta recorded a note receivable in exchange for the transfer of $8.5 million of inventory.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report) and with our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report), which was filed with the Securities and Exchange Commission (SEC) on February 28, 2020 and is available on the SEC’s website at www.sec.gov and on our website, which is www.quantaservices.com. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in Uncertainty of Forward-Looking Statements and Information below, Item 1A. Risk Factors of Part II of this Quarterly Report and Item 1A. Risk Factors of Part I of our 2019 Annual Report.
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
Current Quarter Financial Results and Significant Operational Trends and Events
Key financial results for the three months ended March 31, 2020 included:

•
Consolidated revenues decreased 1.5% to $2.76 billion as compared to $2.81 billion for the three months ended March 31, 2019, of which 63.9% was attributable to the Electric Power Infrastructure Services segment and 36.1% was attributable to the Pipeline and Industrial Infrastructure Services segment;

•
Operating income decreased 32.4%, or $38.8 million, to $80.7 million as compared to $119.5 million for the three months ended March 31, 2019, primarily attributable to higher earnings related to successful execution and completion of a larger electric transmission project in Canada during the three months ended March 31, 2019;

•
Net income attributable to common stock decreased 67.9%, or $81.8 million, to $38.7 million as compared to $120.5 million for the three months ended March 31, 2019, primarily attributable to the project earnings referenced above as well as the recognition of $60.3 million of previously deferred earnings associated with an investment in the larger electric transmission project in Canada during the three months ended March 31, 2019;

•
Diluted earnings per share decreased 68.1%, or $0.56, to $0.26 as compared to $0.82 for the three months ended March 31, 2019, primarily attributable to the project earnings and recognition of $60.3 million (or $0.30 per diluted share) of previously deferred earnings during the three months ended March 31, 2019 referenced above;

•
Net cash provided by operating activities increased by $310.3 million, to $227.5 million as compared to $82.8 million of net cash used in operating activities for the three months ended March 31, 2019;

•	Remaining performance obligations increased 1.3%, or $69.7 million, to $5.37 billion as of March 31, 2020 as compared to $5.30 billion as of December 31, 2019; and

•
Total backlog (a non-GAAP measure) decreased 1.8%, or $272.5 million, to $14.73 billion as of March 31, 2020 as compared to $15.00 billion as of December 31, 2019. For a reconciliation of backlog to remaining performance obligations, its most comparable GAAP measure, see Remaining Performance Obligations and Backlog below.

During the three months ended March 31, 2020, our Electric Power Infrastructure Services segment was impacted by the following significant operational trends and events:

•	Increased customer spending on smaller electric transmission and distribution services projects, which are services we generally consider to be base business operations;

•	Decreased revenues on larger transmission projects primarily due to the completion of the larger transmission project in Canada in the first quarter of 2019 referenced above; and

•	Delays on other larger transmission projects in Canada, which shifted expected revenues to later in 2020 and beyond.
During the three months ended March 31, 2020, our Pipeline and Industrial Infrastructure Services segment was impacted by the following significant operational trends and events:

•
Decreased revenues from larger pipeline projects as compared to the three months ended March 31, 2019, the timing of which is highly variable due to potential permitting delays, worksite access limitations related to environmental regulations and seasonal weather patterns;

•	Increased revenues from pipeline distribution services, which we generally consider to be base business operations;

•	Increased revenues of approximately $100 million from acquired businesses;

•
Negative impacts from adverse weather across our Canadian pipeline operations, including an $11.4 million loss associated with production issues as well as severe weather conditions on a larger gas transmission project in Canada; and

•
Certain adverse impacts due to restrictions on our ability to perform services in certain locations as a result of the novel coronavirus disease 2019 (COVID-19) pandemic, as discussed further below in COVID-19 Pandemic - Response and Impact.

We also continue to selectively evaluate acquisitions as part of our overall business strategy and acquired two businesses in the three months ended March 31, 2020, including an industrial services business located in Canada that performs catalyst handling services, including changeover and shutdown maintenance, to customers in the refining and chemical industries and an electric power infrastructure business located in the United States that primarily provides underground conduit services. During the three months ended March 31, 2020, revenues were positively impacted by approximately $115 million from acquired businesses.
COVID-19 Pandemic - Response and Impact
During the first and second quarters of 2020, the World Health Organization characterized COVID-19 as a pandemic and all fifty states within the United States were placed under a major disaster declaration. The COVID-19 pandemic has significantly impacted global economies, resulting in workforce and travel restrictions, supply chain and production disruptions and reduced demand and spending across many sectors. During the latter part of the first quarter of 2020, these factors began having an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve.
We continue to operate as an essential services provider in our industries and have taken proactive measures to protect the health and safety of our employees, such as the adoption of specialized training initiatives and the utilization of additional protective equipment for our employees operating in the field and additional sanitation measures for our offices, vehicles and equipment. We have also canceled non-essential business travel, applied work-from-home policies where appropriate and developed other human resource guidance to help employees. While we are collaborating with customers to minimize potential service disruptions and anticipate how the COVID-19 pandemic may impact our operations, the adverse effects are prevalent throughout locations where we, our customers, suppliers or third-party business partners operate.
During the three months ended March 31, 2020 and continuing into the second quarter of 2020, our results have been adversely impacted by the COVID-19 pandemic as a result of the shelter-in-place restrictions in some of our service areas creating disruptions to portions of our operations, particularly in major metropolitan markets that have been meaningfully impacted by the pandemic such as New York City, Detroit and Seattle. The COVID-19 pandemic has also compounded broader challenges in the energy market, resulting in a decline in commodity prices and volatility with respect to commodity production volumes that are affecting portions of our Pipeline and Industrial Infrastructure Services segment. We expect this dynamic to have a materially negative impact on our results of operations for the second quarter of 2020 and continue to impact certain portions of the segment for at least the remainder of 2020. In particular, demand for our industrial services operations has declined as customers are reducing and deferring regularly scheduled maintenance due to lack of demand for refined products. Additionally, smaller pipeline and industrial capital projects are expected to be negatively impacted for a prolonged period due to the low commodity price environment and resulting reductions in customer capital budgets. We are also experiencing some permitting and regulatory delays due to the pandemic, which have resulted in project delays. Furthermore, while we are not currently experiencing significant supply chain disruptions or workforce availability concerns, we are continuing to monitor these potential issues.
Additionally, we are focused on navigating the challenges presented by the COVID-19 pandemic and maintaining a strong balance sheet. As of March 31, 2020, we had $377.2 million of cash and cash equivalents and $1.35 billion of availability under our senior secured credit facility. We generated $227.5 million of cash flow from operations in the quarter ended March 31, 2020 and $526.6 million in cash flow from operations in the year ended December 31, 2019. We are managing our costs through, among other things, reductions in discretionary spending, reductions in workforce at operations experiencing challenges, hiring and compensation increase deferrals, and deferrals of non-essential capital expenditures. We will continue to maintain capital discipline and monitor rapidly changing market dynamics and adjust our costs accordingly.
As a result of the currently challenged energy market and recent oil price volatility, as well as the exacerbating effect of the COVID-19 pandemic, we assessed the expected negative impacts related to goodwill, intangible assets, long-lived assets, and investments as of March 31, 2020, and concluded that at this time the impacts are not likely to result in impairment of such assets. However, the potential impacts of the volatile energy market and of the COVID-19 pandemic are uncertain and may change based on numerous factors. We will continue to monitor the impacts and should a reporting unit or investment suffer additional significant declines in actual or forecast financial results beyond current expectations, the risk of impairment would increase. At this time, based on information currently available, Quanta cannot determine if any future impairment will result, or whether such impairment charge would be material.
On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provides for various tax relief and tax incentive measures, which are not expected to have a material impact on our results of operations or liquidity.
The broader and longer-term implications of the COVID-19 pandemic on our results of operations and overall financial performance and position remain uncertain, and we cannot predict the full impact that the pandemic or the significant disruption and volatility currently being experienced in the markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impact will depend on future developments, including, among others, the ongoing spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration and severity of the outbreak, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A. Risk Factors of Part II of this Quarterly Report.
Business Environment
Despite the current challenging economic conditions, we believe there are long-term growth opportunities across our industries, and we continue to have a positive long-term outlook. Although not without risks and challenges, including those discussed in Overview and in Uncertainty of Forward-Looking Statements and Information and included in Item 1A. Risk Factors, we believe, with our full-service operations, broad geographic reach, financial position and technical expertise, we are well positioned to capitalize on opportunities and trends in our industries.
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
While the COVID-19 pandemic has resulted in an overall decline in electricity usage in the near term, primarily related to commercial and industrial users, we expect demand for electricity in North America to grow over the long term and believe that certain segments of the North American electric power grid are not adequate to efficiently serve the power needs of the future. As demand for power increases, we also expect an increase in new power generation facilities powered by certain traditional energy sources (e.g., natural gas) and renewable energy sources (e.g., solar and wind). To the extent this dynamic continues, we expect continued demand for new or expanded transmission and substation infrastructure to transport power and interconnect new generation facilities and the modification and reengineering of existing infrastructure as existing coal and nuclear generation facilities are retired or shut down.
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
Pipeline and Industrial Infrastructure Services Segment. Though we are experiencing disruptions due to the impact of the COVID-19 pandemic, in recent years demand has increased for our gas utility distribution services as a result of lower natural gas prices and regulatory requirements and customer desire to upgrade and replace aging infrastructure. We believe there are also growth opportunities for our pipeline integrity, rehabilitation and replacement services, as regulatory measures have increased the frequency or stringency of pipeline integrity testing requirements.
We provide critical path solutions and related specialty services to refinery and chemical processing facilities, primarily along the Gulf Coast of the United States and in other select markets in North America. Trends and estimates for process facility utilization rates and overall refining capacity show North America as the largest downstream maintenance market in the world over the next several years, and we believe processing facilities located along the U.S. Gulf Coast region should have certain long-term strategic advantages due to their proximity to affordable hydrocarbon resources. As a result, we believe there are significant long-term opportunities for our services, including our high-pressure and critical-path turnaround services, as well as our capabilities with respect to instrumentation, high-voltage and other electrical services, piping, fabrication and storage, and other industrial services. However, these processing facilities can be negatively impacted for short-term periods due to severe weather events, such as hurricanes, tropical storms and floods. Additionally, due to the COVID-19 pandemic and challenging overall energy market conditions, we have recently experienced a decrease in demand for certain of these services. While demand for our critical path catalyst solutions has remained solid, subsequent to the end of the first quarter of 2020 customers have restricted onsite activity for our other services and have deferred maintenance and certain turnaround projects to later 2020 or possibly 2021.
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
Although much of our pipeline and industrial infrastructure services are influenced by hydrocarbon production volume rather than shorter-term changes in commodity prices, the broader oil and gas industry is highly cyclical and subject to price volatility, such as the current low commodity price environment, which can impact demand for our services. For example, certain of our end markets where the price of oil is influential, such as Australia, the Canadian Oil Sands and certain oil-driven U.S. shale formations, have been materially impacted by the current challenging energy market conditions.
Regulatory Challenges and Opportunities. The regulatory environment creates both challenges and opportunities for our business, and in recent years electric power and pipeline infrastructure services margins have been impacted by regulatory and permitting delays, particularly with respect to larger electric transmission and larger pipeline projects. Regulatory and environmental permitting processes continue to create uncertainty for projects and negatively impact customer spending, and delays have recently increased as the COVID-19 pandemic has impacted regulatory agency operations. Furthermore, the recent ruling by the federal district court for the district of Montana vacating the U.S. Army Corps of Engineers Clean Water Act Section 404 Nationwide Permit 12 for alleged failure to comply with consultation requirements under the federal Endangered Species Act may result in increased costs and project delays if we or our customers are forced to seek individual permits from the U.S. Army Corps of Engineers.
However, we believe that there are also several existing, pending or proposed legislative or regulatory actions that may alleviate certain regulatory and permitting issues and positively impact long-term demand, particularly in connection with electric power infrastructure and renewable energy spending. For example, regulatory changes affecting siting and right-of-way processes could potentially accelerate construction for transmission projects, and state and federal reliability standards are creating incentives for system investment and maintenance. We also consider renewable energy, including solar and wind generation facilities, to be an ongoing opportunity for our engineering, project management and installation services; however, the economic feasibility of some of these projects remains subject to the continued availability of tax incentive programs.

Labor Resource Availability. In addition to potential labor resource availability concerns that may arise in connection with the COVID-19 pandemic, we continue to address the longer-term need for additional labor resources in our markets. Our customers continue to seek additional specialized labor resources to address an aging utility workforce and longer-term labor availability issues, increasing pressure to reduce costs and improve reliability, and increasing duration and complexity of their capital programs. We believe these trends will continue, possibly to the point where demand for labor resources will outpace supply. Furthermore, the cyclical nature of the natural gas and oil industry can create shortages of qualified labor in those markets during periods of high demand. Our ability to capitalize on available opportunities is limited by our ability to employ, train and retain the necessary skilled personnel, and we are taking proactive steps to develop our workforce, including through strategic relationships with universities, the military and unions and the expansion and development of our training facility and postsecondary educational institution. Although we believe these initiatives will help address workforce needs, meeting our customers’ demand for labor resources could remain challenging.
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

Significant Factors Impacting Results
Our revenues, margins and other results of operations can be influenced by a variety of factors in any given period, including those described in Uncertainty of Forward-Looking Statements and Information below, Item 1A. Risk Factors of Part II of this Quarterly Report and Item 1A. Risk Factors of Part I of our 2019 Annual Report, and those factors have caused fluctuations in our results in the past and are expected to cause fluctuations in our results in the future. Additional information with respect to certain of those factors is provided below.
Seasonality. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions can create challenging working environments that are more costly for our customers or cause delays on projects. In addition, infrastructure projects often do not begin in a meaningful way until our customers finalize their capital budgets, which typically occurs during the first quarter. Second quarter revenues are typically higher than those in the first quarter, as some projects begin, but continued cold and wet weather can often impact productivity. Third quarter revenues are typically the highest of the year, as a greater number of projects are underway and operating conditions, including weather, are normally more accommodating. Generally, revenues during the fourth quarter are lower than the third quarter but higher than the second quarter, as many projects are completed and customers often seek to spend their capital budgets before year end. However, the holiday season and inclement weather can sometimes cause delays during the fourth quarter, reducing revenues and increasing costs. These seasonal impacts are typical for our U.S. operations, but seasonality for our international operations may differ. For example, revenues in Canada are typically higher in the first quarter because projects are often accelerated in order to complete work while the ground is frozen and prior to the break up, or seasonal thaw, as productivity is adversely affected by wet ground conditions during warmer months. As referenced above in COVID 19 Pandemic - Response and Impact, we expect our revenues, margins and operating results for the second quarter of 2020 to be negatively impacted due to the COVID-19 pandemic.
Weather, natural disasters and emergencies. The results of our business in a given period can be impacted by adverse weather conditions, severe weather events, natural disasters or other emergencies, which include, among other things, heavy or prolonged snowfall or rainfall, hurricanes, tropical storms, tornadoes, floods, blizzards, extreme temperatures, wildfires, pandemics (including the ongoing COVID-19 pandemic) and earthquakes. These conditions and events can negatively impact our financial results due to, among other things, the termination, deferral or delay of projects, reduced productivity and exposure to significant liabilities. See COVID-19 Pandemic - Response and Impact above for further discussion regarding the current and expected impact of the COVID-19 pandemic. However, in some cases, severe weather events can increase our emergency restoration services, which typically yield higher margins due in part to higher equipment utilization and absorption of fixed costs.
Cyclicality and demand for services. Our volume of business may be adversely affected by declines or delays in new projects due to cyclicality, which may vary by geographic region. Project schedules also fluctuate, particularly in connection with larger, more complex or longer-term projects, which can affect the amount of work performed in a given period. For example, the timing of obtaining permits and other approvals on a larger project may be delayed, and we may need to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we are strategically positioned to deliver on the project when it moves forward. Examples of other items that may cause demand for our services to fluctuate materially from quarter to quarter include: the financial condition of our customers and their access to capital; economic and political conditions on a regional, national or global scale, including interest rates, governmental regulations affecting the sourcing of certain materials and equipment, and other changes in U.S. and global trade relationships; our customers’ capital spending, including on larger pipeline and electrical infrastructure projects; commodity and material prices; and project deferrals and cancellations. As described above in COVID 19 Pandemic -

Response and Impact, we have experienced reductions in demand for certain of our services as a result of the decline in commodity prices and decreased commodity production levels, as well as delays in regulatory agency operations.
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
Subcontract work and provision of materials. Work that is subcontracted to other service providers generally yields lower margins, and therefore an increase in subcontract work in a given period can decrease margins. In recent years, we have subcontracted approximately 15% to 20% of our work to other service providers. Our customers are usually responsible for supplying the materials for their projects; however, under some contracts we agree to procure all or part of the required materials. Margins may be lower on projects where we furnish a significant amount of materials, including projects where we provide engineering, procurement and construction (EPC) services, as our markup on materials is generally lower than our markup on labor costs. Furthermore, fluctuations in the price or availability of materials we or our customers procure, including as a result of changes in U.S. or global trade relationships, governmental regulations affecting the sourcing of certain materials and equipment or other economic or political conditions, may impact our margins or cause delays. In a given period, an increase in the percentage of work with higher materials procurement requirements may decrease our overall margins.
Foreign currency risk. Our financial performance is reported on a U.S. dollar-denominated basis but is partially subject to fluctuations in foreign currency exchange rates. Fluctuations in exchange rates relative to the U.S. dollar, primarily Canadian and Australian dollars, can materially impact margins and comparisons of our results of operations between periods.

Results of Operations

The results of acquired businesses have been included in the following results of operations beginning on their respective acquisition dates. The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated as well as the dollar and percentage change from the prior period (dollars in thousands):
Consolidated Results

	Three Months Ended March 31,				Change
	2020		2019		$	%
Revenues	$2,764,095	100.0%	$2,807,259	100.0%	$(43,164)	(1.5)%
Cost of services (including depreciation)	2,431,899	88.0	2,443,278	87.0	(11,379)	(0.5)%
Gross profit	332,196	12.0	363,981	13.0	(31,785)	(8.7)%
Selling, general and administrative expenses	230,793	8.3	231,908	8.3	(1,115)	(0.5)%
Amortization of intangible assets	17,908	0.7	12,670	0.4	5,238	41.3%
Change in fair value of contingent consideration liabilities	2,758	0.1	(84)	—	2,842	*
Operating income	80,737	2.9	119,487	4.3	(38,750)	(32.4)%
Interest expense	(14,006)	(0.4)	(13,876)	(0.5)	(130)	0.9%
Interest income	759	—	309	—	450	145.6%
Other income (expense), net	(9,827)	(0.4)	58,959	2.1	(68,786)	*
Income before income taxes	57,663	2.1	164,879	5.9	(107,216)	(65.0)%
Provision for income taxes	16,160	0.6	43,844	1.6	(27,684)	(63.1)%
Net income	41,503	1.5	121,035	4.3	(79,532)	(65.7)%
Less: Net income attributable to non-controlling interests	2,817	0.1	547	—	2,270	415.0%
Net income attributable to common stock	$38,686	1.4%	$120,488	4.3%	$(81,802)	(67.9)%
* The percentage change is not meaningful.

Revenues. Contributing to the decrease were lower revenues of $146.2 million from pipeline and industrial infrastructure services, partially offset by incremental revenues of $103.0 million from electric power infrastructure services. See Segment Results below for additional information and discussion related to segment revenues.
Gross profit. The decrease in gross profit was primarily due to the overall decrease in revenues described above and the factors described in Segment Results below related to segment operating income (loss).
Selling, general and administrative expenses. The decrease was primarily attributable a $7.8 million decrease in market value of deferred compensation liabilities during the three months ended March 31, 2020, as compared to a $3.8 million increase in market value of deferred compensation liabilities during the three months ended March 31, 2019. The fair market value changes in deferred compensation liabilities are offset by changes in the fair value of assets associated with the deferred compensation plan which are included in Other income (expense), net below. Partially offsetting the decrease in selling, general and administrative expense associated with deferred compensation was an $8.0 million increase in expenses associated with acquired businesses, a $3.2 million increase in compensation expense primarily due to an increase in non-cash stock compensation expense and a $2.9 million increase related to information systems and rent expense.
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
Interest expense. Interest expense increased primarily due to increased borrowing activity, partially offset by the impact of a lower weighted average interest rate.
Other income (expense), net. The net expense recognized in the three months ended March 31, 2020 primarily relates to a decline in market value of assets associated with our deferred compensation plan, which offsets the decrease in selling, general, and administrative expenses discussed above. The net expense recognized in the three months ended March 31, 2019 was primarily related to the deferral and subsequent recognition of earnings on a large electric transmission project in Canada that was substantially completed and placed into commercial operation during the three months ended March 31, 2019. As a result of the project completion, we recognized $60.3 million of earnings that were previously deferred as a component of “Other income (expense), net” in prior periods. In addition, partially offsetting the other income during the three months ended March 31, 2019 was other expense of $4.0 million related to a reduction of an indemnification asset, which resulted from the favorable settlement of a pre-acquisition foreign tax-related obligation.
Provision for income taxes. The effective tax rates for the three months ended March 31, 2020 and March 31, 2019 were 28.0% and 26.6%. The increase in the effective tax rate was primarily due to the favorable impact of certain non-U.S. tax audit settlements. In March 2020, the U.S. federal government enacted the CARES Act. We do not expect any significant benefits to the income tax provision as a result of the CARES Act.
Other comprehensive income (loss). The loss in the three months ended March 31, 2020 resulted from the strengthening of the U.S. dollar against foreign currencies associated with our international operations, primarily the Canadian and Australian dollars, as of March 31, 2020 when compared to December 31, 2019. The gain in the three months ended March 31, 2019 was due to the strengthening of certain foreign currencies associated with our international operations, primarily the Canadian and Australian dollars, against the U.S. dollar as of March 31, 2019 when compared to December 31, 2018.
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
The following table sets forth segment revenues, segment operating income (loss) for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Three Months Ended March 31,				Change
	2020		2019		$	%
Revenues:
Electric Power Infrastructure Services excluding Latin America	$1,762,346	63.8%	$1,636,188	58.3%	$126,158	7.7%
Latin America	4,681	0.2	27,835	1.0	(23,154)	(83.2)%
Electric Power Infrastructure Services	$1,767,027	63.9%	$1,664,023	59.3%	$103,004	6.2%
Pipeline and Industrial Infrastructure Services	997,068	36.1	1,143,236	40.7	(146,168)	(12.8)%
Consolidated revenues from external customers	$2,764,095	100.0%	$2,807,259	100.0%	$(43,164)	(1.5)%
Operating income (loss):
Electric Power Infrastructure Services excluding Latin America	$145,073	8.2%	$162,229	9.9%	$(17,156)	(10.6)%
Latin America	(16,315)	(348.5)%	(612)	(2.2)%	(15,703)	*
Electric Power Infrastructure Services	$128,758	7.3%	$161,617	9.7%	$(32,859)	(20.3)%
Pipeline and Industrial Infrastructure Services	31,277	3.1%	40,699	3.6%	(9,422)	(23.2)%
Corporate and non-allocated costs	(79,298)	N/A	(82,829)	N/A	3,531	(4.3)%
Consolidated operating income	$80,737	2.9%	$119,487	4.3%	$(38,750)	(32.4)%
* The percentage change is not meaningful.

Electric Power Infrastructure Services Segment Results
The increase in revenues was primarily due to increased customer spending on distribution services. Revenues also increased due to growth in our communications operations and $15 million was attributable to acquired businesses. These increases were partially offset by lower revenues on a larger transmission project in Canada that was substantially completed during the three months ended March 31, 2019; lower revenues in the western United States associated with grid modernization and accelerated fire hardening programs; and a $32 million decrease in emergency restoration revenues.
During the year ended December 31, 2019, a telecommunications project in Peru was terminated. As a result of the contract termination and other factors, we have concluded to pursue an orderly exit of our operations in Latin America. We believe that providing visibility into these results is beneficial to understanding the performance of our ongoing operations. The increased operating loss in the three months ended March 31, 2020 is primarily associated with early termination and close out costs of projects in the region, cost adjustments on certain remaining projects and disruptions caused by the COVID-19 pandemic. In 2020, our Latin American operations are expected to generate revenues of $20 million to $40 million and an operating loss of $25 million to $30 million. See Legal Proceedings in Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report for additional information involving the termination of the telecommunications project in Peru.
The decrease in segment operating income and operating income as a percentage of revenues excluding Latin America was primarily attributable to higher operating income for the three months ended March 31, 2019 related to successful execution of the larger transmission project in Canada described above; decreased revenues from emergency restorations services, which typically yield higher margins due in part to higher equipment utilization and absorption of fixed costs; as well as a reduction in fire hardening activities in the first quarter of 2020, which are expected to increase in the second half of 2020.

Pipeline and Industrial Infrastructure Services Segment Results
The decrease in revenues was primarily due to a decrease in services related to pipeline transmission projects, which resulted from decreased capital spending by our customers, and the timing of construction for larger projects, which is highly variable due to potential permitting delays, worksite access limitations related to environmental regulations and seasonal weather patterns. This decrease was partially offset by an increase in pipeline distribution services and approximately $100 million in revenues from acquired businesses. As a result of the variability in timing for larger pipeline transmission projects, we expect larger pipeline transmission revenues for 2020 to be approximately $500 million as compared to $1.2 billion during 2019.
The decrease in operating income and operating income as a percentage of revenues were primarily due to the reduction in larger pipeline transmission projects, which generally yield higher margins. The three months ended March 31, 2020 were also negatively impacted by adverse weather across our Canadian pipeline operations, including an $11.4 million loss associated with production issues as well as severe weather conditions on a larger gas transmission project in Canada. Additionally, segment results were adversely impacted by the COVID-19 pandemic and the challenged energy market as discussed above in COVID-19 - Response and Impact.
Corporate and Non-allocated Costs
The decrease in corporate and non-allocated costs was primarily due to a $7.9 million decrease in market value of deferred compensation liabilities during the three months ended March 31, 2020, as compared to a $3.6 million increase in market value of deferred compensation liabilities during the three months ended March 31, 2019, as well as a $2.8 million decrease in bad debt expense. Partially offsetting these decreases were a $5.2 million increase in intangible amortization expense due to an increase in intangible assets; a $2.8 million increase in the fair value of contingent consideration liabilities in the three months ended March 31, 2020 as compared to a $0.1 million decrease in the fair value of contingent consideration liabilities recognized during the three months ended March 31, 2019, based on performance of certain acquired businesses; and a $3.0 million increase in compensation expense primarily due to an increase in non-cash stock compensation expense.
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
As of March 31, 2020 and December 31, 2019, MSAs accounted for 52% and 53% of our estimated 12-month backlog and 61% and 61% of total backlog. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts can be terminated on short notice even if we are not in default. We determine the estimated backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining estimated backlog. As a result, estimates for remaining performance obligations and backlog are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies (including the ongoing COVID-19 pandemic) and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.
The following table reconciles total remaining performance obligations to our backlog (a non-GAAP measure) by reportable segment along with estimates of amounts expected to be realized within 12 months (in thousands):

	March 31, 2020		December 31, 2019
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services
Remaining performance obligations	$2,696,812	$3,987,063	$2,483,109	$3,957,710
Estimated orders under MSAs and short-term, non-fixed price contracts	2,555,765	5,666,724	2,873,446	5,864,527
Backlog	5,252,577	9,653,787	5,356,555	9,822,237

Pipeline and Industrial Infrastructure Services
Remaining performance obligations	719,497	1,385,102	670,707	1,344,741
Estimated orders under MSAs and short-term, non-fixed price contracts	1,622,418	3,693,494	1,919,791	3,837,923
Backlog	2,341,915	5,078,596	2,590,498	5,182,664

Total
Remaining performance obligations	3,416,309	5,372,165	3,153,816	5,302,451
Estimated orders under MSAs and short-term, non-fixed price contracts	4,178,183	9,360,218	4,793,237	9,702,450
Backlog	$7,594,492	$14,732,383	$7,947,053	$15,004,901

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
The extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on future developments, all of which are uncertain and cannot be predicted, However, based on our current business forecast for 2020, including revenue and earnings prospects and other cost management actions taken in response to market conditions, we anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our senior secured credit facility, and future cash flows from operations will provide sufficient funds to enable us to meet our debt repayment obligations, fund ongoing operating needs, facilitate our ability to pay any future dividends we declare, fund acquisitions or strategic investments that facilitate the long-term growth and sustainability of our business, and fund essential capital expenditures during 2020. For additional information regarding the current impact and potential risks related to the COVID-19 pandemic, see COVID-19 Pandemic Response and Impact above and Item 1A. Risk Factors of Part II of this Quarterly Report.

Cash Requirements
Our available commitments and cash and cash equivalents at March 31, 2020 were as follows (in thousands):

March 31, 2020
Total capacity available for revolving loans and letters of credit	$2,135,000
Less:
Borrowings of revolving loans under our senior secured credit facility	410,052
Letters of credit outstanding under our senior secured credit facility	373,900
Available commitments under senior secured credit facility for issuing revolving loans or new letters of credit	1,351,048
Plus:
Cash and cash equivalents	377,205
Total available commitments under senior secured credit facility and cash and cash equivalents	$1,728,253
We also had borrowings of term loans under our senior secured credit facility of $1.23 billion as of March 31, 2020, and we are required to make quarterly principal payments of $16.1 million on these loans.
Our industry is capital intensive, and we expect substantial capital expenditures and commitments under equipment lease and rental arrangements to be needed into the foreseeable future in order to meet anticipated demand for our services. We have adjusted our expected capital expenditures for the year ended December 31, 2020 down to approximately $250 million, a $50 million reduction from our prior expectations. We also continue to evaluate opportunities for stock repurchases under our authorized stock repurchase programs.
Refer to Contractual Obligations below for a summary of our future contractual obligations as of March 31, 2020 and Off-Balance Sheet Transactions and Contingencies below for a description of certain contingent obligations. Although some of these contingent obligations could require the use of cash in future periods, they are excluded from the Contractual Obligations table because we are unable to accurately predict the timing and amount of any such obligations as of March 31, 2020.
Sources and Uses of Cash
In summary, our cash flows for each period were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash provided by (used in) operating activities	$227,549	$(82,750)
Net cash used in investing activities	$(89,133)	$(147,156)
Net cash provided by financing activities	$73,926	$236,260
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
Net cash provided by operating activities during the three months ended March 31, 2020 was favorably impacted by a decrease in working capital requirements as compared to the three months ended March 31, 2019 and the receipt of $82.0 million of insurance proceeds associated with the settlement of two pipeline project claims in the fourth quarter of 2019. Days sales outstanding (DSO) represents the average number of days it takes revenues to be converted into cash, which management believes is an important metric for assessing liquidity. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets less contract liabilities, divided by average revenues per day during the quarter. DSO at March 31, 2020 was 85 days, as compared to 88 days at March 31, 2019. The decrease in DSO was primarily due to the collection of a large retainage balance outstanding at March 31, 2019 associated with a larger electric transmission project completed in the three months ended March 31, 2019.
Investing Activities
Net cash used in investing activities in the three months ended March 31, 2020 included $68.1 million of capital expenditures and $22.8 million used for acquisitions. These items were partially offset by $4.8 million of proceeds from the sale of property and equipment. Net cash used in investing activities in the three months ended March 31, 2019 included $68.6 million of capital expenditures, $51.6 million used for acquisitions and $37.8 million of cash paid for investments in unconsolidated affiliates and other entities. These items were partially offset by $10.8 million of proceeds from the sale of property and equipment.
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
Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2020 included $303.4 million of net borrowings under our senior secured credit facility, partially offset by $200.0 million of payments for common stock repurchases, $15.9 million of payments to satisfy tax withholding obligations associated with share-based compensation and $7.4 million of cash dividends and dividend equivalents. Due to the volatile capital market conditions during March 2020, as a precautionary measure we borrowed $250 million under our senior secured credit facility, which was included in our $377.2 million cash balance as of March 31, 2020. In April 2020, we repaid this amount and resumed routine funding of daily cash requirements. Net cash provided by financing activities in the three months ended March 31, 2019 included $299.6 million of net borrowings under our senior secured credit facility, partially offset by $23.2 million of net repayments of short-term debt borrowings, $19.9 million of payments for common stock repurchases and $13.7 million of payments to satisfy tax withholding obligations associated with share-based compensation.
Contingent Consideration Liabilities
Certain of our acquisitions include the potential payment of contingent consideration, payable in the event certain performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The majority of these contingent consideration liabilities are subject to a maximum outstanding payment amount, which totaled $162.5 million as of March 31, 2020. This maximum amount primarily consists of $100.0 million related to the 2017 acquisition of Stronghold, Ltd. and Stronghold Specialty, Ltd., payable based on performance over a three-year post-acquisition period. The aggregate fair value of all of our contingent consideration liabilities was $88.0 million as of March 31, 2020, of which $80.9 million is included in “Accounts payable and accrued expenses” and $7.1 million is included in “Insurance and other non-current liabilities.” The significant majority of these liabilities would be paid at least 70% to 85% in cash. Cash payments for these liabilities up to the amount recognized at the respective acquisition dates, including measurement-period adjustments, will be classified as financing activities in our consolidated statements of cash flows. Any cash payments in excess of the amount of contingent consideration liabilities recognized at the respective acquisition dates will be classified as operating activities in our consolidated statements of cash flows. Additionally, we settled certain contingent consideration liabilities during the three months ended March 31, 2020 with a cash payment of $1.0 million and the issuance of 4,277 shares of Quanta common stock. The cash payment was classified as a financing activity in our condensed consolidated statement of cash flows. We also made a $10.0 million interim cash payment in April 2020 to partially settle certain other contingent consideration liabilities, and such payment will be classified as a financing activity in our condensed consolidated statements of cash flows for the three and six months ended June 30, 2020.
Stock Repurchases
We repurchased the following shares of common stock in the open market under our stock repurchase programs (in thousands):

Quarter ended:	Shares	Amount
March 31, 2020	5,960	$200,000
December 31, 2019	—	$—
September 30, 2019	—	$—
June 30, 2019	—	$—
March 31, 2019	376	$11,953

Our policy is to record a stock repurchase as of the trade date; however, the payment of cash related to a repurchase is made on the settlement date of the trade. During the three months ended March 31, 2020 and 2019, cash payments related to stock repurchases were $200.0 million and $19.9 million.
As of March 31, 2020, $86.8 million remained authorized under our existing repurchase program, which authorizes us to repurchase outstanding common stock from time to time through June 30, 2021 (the 2018 Repurchase Program). Repurchases under the 2018 Repurchase Program may be implemented through open market or privately negotiated transactions, at management's discretion, based on market and business conditions, applicable contractual and legal requirements, including restrictions under our senior secured credit facility, and other factors. We are not obligated to acquire any specific amount of common stock and the 2018 Repurchase Program may be modified or terminated by our Board of Directors at any time at its sole discretion and without notice. For additional detail about our stock repurchases, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements.
Dividends
We declared the following cash dividends and cash dividend equivalents during 2019 and the first three months of 2020 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
March 26, 2020	April 6, 2020	April 15, 2020	$0.05	$7,184
December 11, 2019	January 2, 2020	January 16, 2020	$0.05	$7,371
August 28, 2019	October 1, 2019	October 15, 2019	$0.04	$5,564
May 24, 2019	July 1, 2019	July 15, 2019	$0.04	$6,233
March 21, 2019	April 5, 2019	April 19, 2019	$0.04	$5,896
A significant majority of dividends declared were paid on the corresponding payment dates. Holders of restricted stock units (RSUs) awarded under the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (the 2011 Plan) generally received cash dividend equivalent payments equal to the cash dividend payable on account of the underlying Quanta common stock. Holders of exchangeable shares of certain Canadian subsidiaries of Quanta received a cash dividend per exchangeable share equal to the cash dividend per share paid to Quanta common stockholders. Holders of RSUs awarded under the Quanta Services, Inc. 2019 Omnibus Equity Incentive Plan (the 2019 Plan) and holders of unearned and unvested performance stock units (PSUs) awarded under the 2011 Plan and the 2019 Plan receive cash dividend equivalent payments only to the extent such RSUs and PSUs become earned and/or vest. Additionally, cash dividend equivalent payments related to certain stock-based awards that have been deferred pursuant to the terms of a deferred compensation plan maintained by us are recorded as liabilities in such plans until the deferred awards are settled.
The declaration, payment and amount of future cash dividends will be at the discretion of Quanta’s Board of Directors after taking into account various factors, including Quanta’s financial condition, results of operations, cash flows from operations; current and anticipated capital requirements and expansion plans; the current and potential impact of the COVID-19 pandemic and other market, industry, economic and political conditions; income tax laws then in effect; and the requirements of Delaware law. In addition, as discussed below, Quanta’s credit agreement restricts the payment of cash dividends unless certain conditions are met.
Debt Instruments
Senior Secured Credit Facility
We have a credit agreement with various lenders that provides for (i) a $2.14 billion revolving credit facility and (ii) a term loan facility with term loans in the aggregate initial principal amount of $1.29 billion. In addition, subject to the conditions specified in the credit agreement, we have the option to increase the capacity of the credit facility, in the form of an increase in the revolving credit facility, incremental term loans or a combination thereof, from time to time, upon receipt of additional commitments from new or existing lenders by up to an additional (i) $400.0 million plus (ii) additional amounts so long as the Incremental Leverage Ratio Requirement (as defined in the credit agreement) is satisfied at the time of such increase. The Incremental Leverage Ratio Requirement requires, among other things, after giving pro forma effect to such increase and the use of proceeds therefrom, compliance with the credit agreement’s financial covenants as of the most recent fiscal quarter end for which financial statements were required to be delivered and that our Consolidated Leverage Ratio (as defined below) does not exceed 2.5 to 1.0, subject to the conditions specified in the credit agreement.

Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures, acquisitions and other general corporate purposes. The maturity date for both the revolving credit facility and the term loan facility is October 31, 2022; however, we may voluntarily prepay the term loans from time to time in whole or in part, without premium or penalty. We are required to make quarterly principal payments of $16.1 million on the term loan facility. During the three months ended March 31, 2020 and March 31, 2019, our weighted average interest rates associated with our senior secured credit facility were 3.11% and 3.92%.
We borrowed $600.0 million under the term loan facility in October 2018 and borrowed an additional $687.5 million under the term loan facility in September 2019 and used the majority of such proceeds to repay outstanding revolving loans under the credit agreement. As of March 31, 2020, we had $1.64 billion of borrowings outstanding under the credit agreement, which included $1.23 billion borrowed under the term loan facility and $410.1 million of outstanding revolving loans. We also had $373.9 million of letters of credit issued under our revolving credit facility as of such date. As of March 31, 2020, the remaining $1.35 billion of available commitments under the revolving credit facility was available for additional revolving loans or letters of credit in U.S. dollars and certain alternative currencies.
The credit agreement contains certain covenants, including (i) a maximum Consolidated Leverage Ratio of 3.0 to 1.0 (except that in connection with certain permitted acquisitions in excess of $200.0 million, such ratio is 3.5 to 1.0 for the fiscal quarter in which the acquisition is completed and the two subsequent fiscal quarters) and (ii) a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0. As of March 31, 2020, we were in compliance with all of the financial covenants under the credit agreement. Consolidated Leverage Ratio is the ratio of our Consolidated Funded Indebtedness to Consolidated EBITDA (as those terms are defined in the credit agreement). For purposes of calculating our Consolidated Leverage Ratio, Consolidated Funded Indebtedness is reduced by available cash and Cash Equivalents (as defined in the credit agreement) in excess of $25.0 million. Consolidated Interest Coverage Ratio is the ratio of (i) Consolidated EBIT (as defined in the credit agreement) for the four fiscal quarters most recently ended to (ii) Consolidated Interest Expense (as defined in the credit agreement) for such period (excluding all interest expense attributable to capitalized loan costs and the amount of fees paid in connection with the issuance of letters of credit on our behalf during such period).
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
To address the transition in financial markets away from the London Interest Bank Offered Rate (LIBOR) by the end of 2021, our senior secured credit facility agreement includes provisions related to the replacement of LIBOR with a LIBOR Successor Rate (as defined in the credit agreement for such facility). If no LIBOR Successor Rate has been determined at the time certain circumstances are present, the lenders’ obligation to make or maintain loans based on a Eurocurrency rate could be suspended, and loans in U.S. dollars would default to the Base Rate (as described in Senior Secured Credit Facility within Note 7 of the Notes to Consolidated Financial Statements in Item 1. Financial Statements) rather than a rate using the Eurocurrency Rate. Changing to an alternative interest rate or to the Base Rate may lead to additional volatility in interest rates and could cause our debt service obligations to increase significantly.

Contractual Obligations and Contingencies
The following table summarizes our future contractual obligations as of March 31, 2020, excluding certain amounts discussed below (in thousands):

	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
Long-term debt - principal (1)	$1,657,873	$53,449	$68,317	$1,526,649	$3,941	$3,941	$1,576
Long-term debt - cash interest (2)	2,615	832	668	516	364	212	23
Short-term debt (3)	3,378	3,378	—	—	—	—	—
Operating lease obligations (4)	320,938	78,839	82,423	57,924	39,031	22,252	40,469
Operating lease obligations that have not yet commenced (5)	6,040	442	1,077	1,014	973	1,000	1,534
Finance lease obligations (6)	1,602	432	495	307	240	120	8
Short-term lease obligations (7)	27,563	26,177	1,386	—	—	—	—
Equipment purchase commitments (8)	42,347	42,347	—	—	—	—	—
Capital commitment related to investments in unconsolidated affiliates (9)	2,628	2,628	—	—	—	—	—
Total contractual obligations	$2,064,984	$208,524	$154,366	$1,586,410	$44,549	$27,525	$43,610
_______________________________________

(1)
We had $1.64 billion of outstanding borrowings under our senior secured credit facility, which included $1.23 billion borrowed under the term loan facility and $410.1 million of outstanding revolving loans, both of which bear interest at variable market rates. Assuming the principal amount outstanding at March 31, 2020 remained outstanding and the interest rate in effect at March 31, 2020 remained the same, the annual cash interest expense would be approximately $34.6 million, payable until October 31, 2022, the maturity date of the facility. Additionally, in connection with the term loan facility, we are required to make quarterly principal payments of $16.1 million and pay the remaining balance on the maturity date for the facility.

(2)	Amount represents cash interest expense on our fixed-rate long-term debt, which excludes our senior secured credit facility.

(3)	Amount represents short-term borrowings recorded on our March 31, 2020 condensed consolidated balance sheet.

(4)
Amounts represent undiscounted operating lease obligations at March 31, 2020. The operating lease obligations recorded on our March 31, 2020 condensed consolidated balance sheet represent the present value of these amounts.

(5)
Amounts represent undiscounted operating leases obligations that have not commenced as of March 31, 2020. The operating leases obligations will be recorded on our March 31, 2020 condensed consolidated balance sheet beginning on the commencement date of each lease.

(6)
Amounts represent undiscounted finance lease obligations at March 31, 2020. The finance lease obligations recorded on our March 31, 2020 condensed consolidated balance sheet represent the present value of these amounts.

(7)
Amounts represent short-term lease obligations that are not recorded on our March 31, 2020 condensed consolidated balance sheet due to our accounting policy election. Month-to-month rental expense associated primarily with certain equipment rentals is excluded from these amounts because we are unable to accurately predict future rental amounts.

(8)
Amount represents capital committed for the expansion of our vehicle fleet. Although we have committed to the purchase of these vehicles at the time of their delivery, we expect that these orders will be assigned to third-party leasing companies and made available to us under certain of our master equipment lease agreements.

(9)
Amount represents outstanding capital commitments associated with investments in unconsolidated affiliates. As of March 31, 2020, we had outstanding capital commitments associated with investments in unconsolidated affiliates.

As discussed below and in Notes 2 and 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements, we have various contingencies and commitments that may require the use of cash in future periods. The Contractual Obligations table excludes the contingencies described below, as we are unable to accurately predict the timing and amount of any of the following contingent obligations.
Concentrations of Credit Risk
We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and our net receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and contract assets net of advanced billings with the same customer. Substantially all of our cash and cash equivalents are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest cash and cash equivalents in a diversified portfolio of what we believe to be high quality cash and cash equivalent investments, which consist primarily of interest-bearing demand deposits, money market investments and money market mutual funds. Although we do not currently believe the principal amount of these cash and cash equivalents is subject to any material risk of loss, changes in economic conditions could impact the interest income we receive from these investments. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power and energy companies, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States, Canada and Australia. While we generally have certain statutory lien rights with respect to services provided, we are subject to potential credit risk related to business, economic and financial market conditions that affect these customers and locations, which has been heightened as a result of the unfavorable and uncertain economic and financial market conditions resulting from the ongoing COVID-19 pandemic and the significant decline in commodity prices and volatility in commodity production volumes. Some of our customers have experienced significant financial difficulties (including bankruptcy), and customers may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of billed and unbilled receivables and contract assets for services we have performed.
For example, on January 29, 2019, PG&E Corporation and its primary operating subsidiary, Pacific Gas and Electric Company (collectively PG&E), one of our largest customers, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, as amended. We are monitoring the bankruptcy proceeding and evaluating the treatment of, and potential claims related to, our pre-petition receivables. As of the bankruptcy filing date, we had $165 million of billed and unbilled receivables. Subsequent to the bankruptcy filing, the bankruptcy court approved the assumption by PG&E of certain contracts with our subsidiaries, pursuant to which PG&E paid $124 million of our pre-petition receivables as of March 31, 2020. We also sold $36 million of our pre-petition receivables to a third party in 2019 in exchange for cash consideration of $34 million, subject to certain claim disallowance provisions, the occurrence of which could result in our obligation to repurchase some or all of the pre-petition receivables sold. We expect the remaining $5 million of pre-petition receivables to be sold or ultimately collected in the bankruptcy proceeding. However, the ultimate outcome of the bankruptcy proceeding is uncertain, and our belief regarding any future sale or collection of the remaining receivables is based on a number of assumptions that are potentially subject to change as the proceeding progresses. Should any of these assumptions change, the amount collected could be less than the amount of the remaining receivables. Additionally, we are continuing to perform services for PG&E while the bankruptcy case is ongoing and believe that amounts billed for post-petition services will continue to be collected in the ordinary course of business.
At March 31, 2020 and December 31, 2019, no customer represented 10% or more of our consolidated net receivable position. No customer represented 10% or more of our consolidated revenues for the three months ended March 31, 2020 and 2019.
Legal Proceedings
We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, negligence or gross negligence and/or property damages, wage and hour claims and other employment-related damages, punitive and consequential damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements for additional information regarding litigation, claims and other legal proceedings.
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
Furthermore, we may be subject to additional liabilities imposed by law as a result of our participation in multiemployer defined benefit pension plans, including in connection with a withdrawal or deemed withdrawal from a plan or a plan being terminated or experiencing a mass withdrawal. These liabilities include an allocable share of the unfunded vested benefits in the plan for all plan participants, not merely the benefits payable to a contributing employer’s own retirees. As a result, participating employers may bear a higher proportion of liability for unfunded vested benefits if other participating employers cease to contribute or withdraw, with the reallocation of liability being more acute in cases when a withdrawn employer is insolvent or otherwise fails to pay its withdrawal liability. We are not currently aware of any material withdrawal liabilities that have been incurred or asserted and that remain outstanding. However, our future contribution obligations and potential withdrawal liability exposure could vary based on the investment and actuarial performance of the multiemployer pension plans to which we contribute and other factors, which could be negatively impacted as a result of the unfavorable and uncertain economic and financial market conditions resulting from the ongoing COVID-19 pandemic and related issues. We have been subject to significant withdrawal liabilities in the past, including in connection with our withdrawal from the Central States, Southeast and Southwest Areas Pension Plan. To the extent we are subject to material withdrawal liabilities in the future, such liability could adversely affect our business, financial condition, results of operations or cash flows.
Performance Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds. These bonds provide a guarantee that we will perform under the terms of a contract and pay our subcontractors and vendors. If we fail to perform, the customer may demand that the surety make payments or provide services under the bond, and we must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties, we have granted security interests in certain of our assets as collateral for our obligations to the sureties. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future, which would reduce the borrowing availability under our senior secured credit facility. We have not been required to make any material reimbursements to our sureties for bond-related costs except in connection with the exercise of approximately $112.0 million of advance payment and performance bonds related to the terminated telecommunications project in Peru, which is described further in Legal Proceedings - Peru Project Dispute in Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements. To the extent further reimbursements are required, the amounts could be material and could adversely affect our consolidated business, financial condition, results of operations or cash flows. As of March 31, 2020, we are not aware of any outstanding material obligations for payments related to bond obligations.
Performance bonds expire at various times ranging from mechanical completion of a project to a period extending beyond contract completion in certain circumstances, and as such a determination of maximum potential amounts outstanding requires the use of certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of our bonded operating activity. As of March 31, 2020, the total amount of the outstanding performance bonds was estimated to be approximately $2.8 billion. Our estimated maximum exposure as it relates to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of our related contractual obligation. The estimated cost to complete these bonded projects was approximately $1.0 billion as of March 31, 2020.
Additionally, from time to time, we guarantee certain obligations and liabilities of our subsidiaries that may arise in connection with, among other things, contracts with customers, equipment lease obligations, joint venture arrangements and contractor licenses. These guarantees may cover all of the subsidiary’s unperformed, undischarged and unreleased obligations and liabilities under or in connection with the relevant agreement. For example, with respect to customer contracts, a guarantee may cover a variety of obligations and liabilities arising during the ordinary course of the subsidiary’s business or operations, including, among other things, warranty and breach of contract claims, third-party and environmental liabilities arising from the subsidiary’s work and for which it is responsible, liquidated damages, or indemnity claims. We are not aware of any claims under any of these guarantees that are material, except as set forth in Legal Proceedings - Maurepas Project Dispute within Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements. To the extent a subsidiary incurs a material obligation or liability and we have guaranteed the performance or payment of such liability, the recovery by a customer or other counterparty or a third party will not be limited to the assets of the subsidiary. As a result, responsibility under a guarantee could adversely affect our consolidated business, financial condition, results of operations and cash flows.
Insurance
Insurance Coverage. Losses under our insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of March 31, 2020 and December 31, 2019, the gross amount accrued for insurance claims totaled $294.8 million and $287.6 million, with $217.7 million and $212.9 million considered to be long-term and included in “Insurance and other non-current liabilities.” Related insurance recoveries/receivables as of March 31, 2020 and December 31, 2019 were $31.7 million and $35.1 million, of which $0.3 million and $0.3 million are included in “Prepaid expenses and other current assets” and $31.4 million and $34.8 million are included in “Other assets, net.”
We renew our insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel our coverage or determine to exclude certain items from coverage, or we may elect not to obtain certain types or incremental levels of insurance based on the potential benefits considered relative to the cost of such insurance, or coverage may not be available at reasonable and competitive rates. In any such event, our overall risk exposure would increase, which could negatively affect our results of operations, financial condition and cash flows. For example, due to the increased occurrence and future risk of wildfires in California and other areas in the western United States, Australia and other locations, insurers have reduced coverage availability and increased the cost of insurance coverage for such events in recent years. As a result, our level of insurance coverage for wildfire events decreased, including in connection with our annual insurance renewals in the spring of 2020 and 2019, and our levels of coverage may not be sufficient to cover potential losses. Our third-party insurers could also decide to further reduce or exclude coverage for wildfires or other events in the future.
Hallen Acquisition Assumed Liability. As discussed in further detail in Legal Proceedings within Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements, we assumed certain contingent liabilities in connection with the acquisition of Hallen. Hallen’s liabilities associated with this matter are expected to be covered under applicable insurance policies or contractual remedies negotiated by us with the former owners of Hallen. As of March 31, 2020, we had not recorded an accrual for any probable and estimable loss related to this matter. However, the ultimate amount of liability in connection with this matter remains subject to uncertainties associated with pending litigation, including, among other things, the apportionment of liability among the defendants and the likelihood and amount of potential damages claims. As a result, this matter could result in a loss that is in excess of, or not covered by, such insurance or contractual remedies, which could have a material adverse effect on our consolidated results of operations and cash flows.
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
Aggregate fair values of these outstanding and unearned contingent consideration liabilities and their classification in the Consolidated Balance Sheets in Item 1. Financial Statements were as follows (in thousands):

	March 31, 2020	December 31, 2019
Accounts payable and accrued expenses	$80,947	$77,618
Insurance and other non-current liabilities	7,060	6,542
Total contingent consideration liabilities	$88,007	$84,160
The fair values of these liabilities were primarily determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate and an expected volatility factor for each acquisition. The expected volatility factor ranged from 20.4% to 30.0% and had a weighted average of 22.6% based on historical asset volatility of selected guideline public companies. Depending on contingent consideration payment terms, the present values of the estimated payments are discounted based on a risk-free rate and/or our cost of debt, ranging from 1.6% to 3.9% and had a weighted average of 2.3%. The fair value determinations incorporate significant inputs not observable in the market. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3), as further described in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability.
The majority of our contingent consideration liabilities are subject to a maximum outstanding payment amount, which aggregated to $162.5 million as of March 31, 2020. One contingent consideration liability is not subject to a maximum payment amount, and such liability had a fair value of $1.0 million as of March 31, 2020.

Our aggregate contingent consideration liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance in post-acquisition periods and accretion in present value. During the three months ended March 31, 2020, we recognized a net increase of the fair value of our aggregate contingent consideration liabilities of $2.8 million. During the three months ended March 31, 2019 we recognized a net decrease in the fair value of our aggregate contingent consideration liabilities of $0.1 million. These changes are reflected in “Change in fair value of contingent consideration liabilities” in our consolidated statements of operations. Additionally, we settled certain contingent consideration liabilities during the three months ended March 31, 2020 with a cash payment of $1.0 million and issuance of 4,277 shares of Quanta common stock. We also made a $10.0 million interim cash payment in April 2020 to partially settle certain other contingent consideration liabilities, and such payment will be classified as a financing activity in our condensed consolidated statements of cash flows for the three and six months ended June 30, 2020.
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
Quanta and certain subsidiaries remain under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods. We believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $6.8 million as a result of settlement of these examinations or the expiration of certain statute of limitations periods.
Letters of Credit Fees and Commitment Fees
The Contractual Obligations table excludes letters of credit and commitment fees under our senior secured credit facility because the amount of outstanding letters of credit, availability and applicable fees are all variable. Assuming that the amount of letters of credit outstanding and the fees as of March 31, 2020 remained the same, the annual cash expense for our letters of credit would be approximately $4.5 million. For additional information regarding our letters of credit and the associated fees and our borrowings under our senior secured credit facility, see Liquidity and Capital Resources — Debt Instruments above.
Off-Balance Sheet Transactions
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include certain obligations relating to our investments and joint venture arrangements; short-term, non-cancelable leases; letters of credit obligations; surety guarantees related to performance bonds; committed expenditures for the purchase of equipment; and certain multiemployer pension plan liabilities. See Contractual Obligations above and Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements for a description of these arrangements.

Critical Accounting Estimates and Policies Update
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the condensed consolidated financial statements are published and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our condensed consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates. Management has reviewed its development and selection of critical accounting estimates with the audit committee of our Board of Directors. Our accounting policies are primarily described in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements and should be read in conjunction with our critical accounting estimates detailed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2019 Annual Report. Significant changes to our critical accounting policies as a result of adopting new guidance related to credit losses effective January 1, 2020 are referenced below:
Revenue Recognition - See Current and Long-Term Accounts Receivable, Notes Receivable and Allowance for Credit Losses in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report for information on the new accounting standard related to current expected credit losses.

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

•
Projected revenues, net income, earnings per share, margins, cash flows, liquidity, weighted average shares outstanding, capital expenditures, tax rates and other projections of operating or financial results;

•	Expectations regarding our business or financial outlook and opportunities, trends or economic and regulatory conditions in particular markets or industries;

•
Expectations regarding the COVID-19 pandemic, including the potential impact of the COVID-19 pandemic and of governmental responses to the pandemic on our business, operations, supply chain and personnel, financial condition, results of operations, cash flows and liquidity;

•
Expectations regarding our plans and strategies, including plans, effects and other matters relating to the COVID-19 pandemic and our exit, through potential sale or otherwise, from our Latin American operations;

•	The business plans or financial condition of our customers, including with respect to or as a result of the COVID-19 pandemic;

•
The potential impact of the recent decrease in commodity prices and volatility in commodity production volumes on our business, financial condition, results of operations and cash flows and demand for our services;

•	Beliefs and assumptions about the collectability of receivables;

•	The expected value of contracts or intended contracts with customers, as well as the scope, services, term or results of any awarded or expected projects;

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

•
Market, industry, economic, financial or political conditions outside our control, including weakness in the capital markets or the ongoing and potential impact to financial markets and worldwide economic activity resulting from the COVID-19 pandemic and related governmental actions;

•
Quarterly variations in our operating and financial results, liquidity, financial condition, cash flows, capital requirements, and reinvestment opportunities, including the ongoing and potential impact to our business, operations and supply chains resulting from the COVID-19 pandemic and related governmental actions;

•
The severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of business and governmental responses to the pandemic (e.g., shelter-in-place and other mobility restrictions, business closures) on our operations, personnel and supply chains, and on commercial activity and demand across our and our customers’ businesses;

•
Our inability to predict the extent to which the COVID-19 pandemic and related impacts will adversely impact our business, financial performance, results of operations, financial position, the prices of our securities and the achievement of our strategic objectives, including with respect to governmental restrictions on our ability to operate, workforce and key personnel availability, regulatory and permitting delays, and future demand for energy and the resulting impact on demand for our services;

•	Trends and growth opportunities in relevant markets, including our ability to obtain future project awards;

•	The time and costs required to exit our Latin American operations and our ability to effect related transactions on acceptable terms, as well as the business and political climate in Latin America;

•
Delays, deferrals, reductions in scope or cancellations of anticipated, pending or existing projects as a result of, among other things, the COVID-19 pandemic, weather, regulatory or permitting issues (including the recent court ruling vacating the U.S. Army Corps of Engineers’ Nationwide Permit 12), environmental processes, project performance issues, claimed force majeure events, protests or other political activity, legal challenges or customer capital constraints;

•
The effect of natural gas, natural gas liquids and oil prices and commodity production volumes on our operations and growth opportunities and on our customers’ capital programs and demand for our services, including as a result of the recent significant decrease in commodity prices;

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

•	Our dependence on suppliers, subcontractors, equipment manufacturers and other third-party contractors and the impact of the COVID-19 pandemic on these service providers;

•	Estimates and assumptions related to our financial results, remaining performance obligations and backlog;

•
Our ability to attract and the potential shortage of skilled employees and our ability to retain key personnel and qualified employees and the impact of the COVID-19 pandemic on the availability and performance of our workforce and key personnel;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to these contracts;

•
Adverse weather conditions, natural disasters and other emergencies, including wildfires, pandemics (including the ongoing COVID-19 pandemic), hurricanes, tropical storms, floods, earthquakes and other geological- and weather-related hazards;

•	Our ability to generate internal growth;

•	Competition in our business, including our ability to effectively compete for new projects and market share

•	The future development of natural resources;

•	The failure of existing or potential legislative actions and initiatives to result in increased demand for our services;

•
Fluctuations of prices of certain materials used in our and our customers’ businesses, including as a result of the imposition of tariffs, governmental regulations affecting the sourcing of certain materials and equipment and other changes in U.S. trade relationships with other countries;

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

•
The inability or refusal of our customers or third-party contractors to pay for services, which could be attributable to, among other things, the COVID-19 pandemic or the recent decrease in commodity prices and which could include the failure to collect our outstanding receivables, failure to recover amounts billed to customers in bankruptcy, or failure to recover on change orders or contract claims;

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

•
The other risks and uncertainties described elsewhere herein and in Item 1A. Risk Factors of Part II of this Quarterly Report, Item 1A. Risk Factors of Part I of our 2019 Annual Report and as may be detailed from time to time in our other public filings with the SEC.

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
The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and currency exchange rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our 2019 Annual Report. Our primary exposure to market risk relates to unfavorable changes in concentration of credit risk, interest rates and currency exchange rates.
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
In addition, we grant credit under normal payment terms, generally without collateral, and therefore are subject to potential credit risk related to our customers’ inability to pay for services provided. For example, in January 2019 one of our largest customers, PG&E, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, as amended. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Concentration of Credit Risk for additional information regarding our pre-petition receivables and this bankruptcy matter. Furthermore, the risk of nonpayment may be heightened as a result of depressed economic and financial market conditions, including in connection with the ongoing COVID-19 pandemic and the significant decline in commodity prices and volatility in commodity production volumes. We believe the concentration of credit risk related to billed and unbilled receivables and contract assets is limited because of the diversity of our customers, and we perform ongoing credit risk assessments of our customers and financial institutions and in some cases obtain collateral or other security from our customers.
Interest Rate Risk. As of March 31, 2020, we had no derivative financial instruments to manage interest rate risk. As such, we were exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of March 31, 2020, the fair value of our variable rate debt of $1.64 billion approximated book value. Our weighted average interest rate on our variable rate debt for the three months ended March 31, 2020 was 3.11%. The annual effect on our pretax earnings of a hypothetical 50 basis point increase or decrease in variable interest rates would be approximately $8.2 million based on our March 31, 2020 balance of variable rate debt.
Foreign Currency Risk.  The U.S. dollar is the functional currency for the majority of our operations, which are primarily located within the United States. The functional currency for our foreign operations, which are primarily located in Canada and Australia, is typically the currency of the country in which the foreign operating unit is located. Accordingly, our financial performance is subject to fluctuation due to changes in foreign currency exchange rates relative to the U.S. dollar. During the three months ended March 31, 2020, revenues from our foreign operations accounted for and 17.9% of our consolidated revenues. Fluctuations in foreign exchange rates during the three months ended March 31, 2020 caused a decrease of approximately $9 million in foreign revenues compared to the three months ended March 31, 2019.
We are also subject to foreign currency risk with respect to sales, purchases and borrowings that are denominated in a currency other than the respective functional currencies of our operating units. To minimize the risk from changes in foreign currency exchange rates, we may enter into foreign currency derivative contracts to hedge our foreign currency risk on a cash flow basis. There were no outstanding foreign currency derivative contracts at March 31, 2020.
We also have foreign exchange risk related to cash and cash equivalents in foreign banks. Based on the balance of cash and cash equivalents in foreign banks of $26.8 million as of March 31, 2020, an assumed 5% adverse change to foreign exchange rates would result in a fair value decline of $1.0 million.

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
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Evaluation of Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.  Risk Factors.
Our business is subject to a variety of risks and uncertainties that are difficult to predict and many of which are outside of our control. For a detailed discussion of the risks that affect our business, refer to Item 1A. Risk Factors of Part I of our 2019 Annual Report. There have been no material changes to the risk factors previously described in our 2019 Annual Report, except as set forth below and except that the potential effects of the COVID-19 pandemic may also have the effect of heightening many of the other risks described in our 2019 Annual Report.
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

The effects of the COVID-19 pandemic and related economic repercussions have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will negatively impact our future results of operations and overall financial performance remains uncertain.
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We have experienced some resulting disruptions to our business operations, and we expect the COVID-19 pandemic to have a material adverse impact on our business and financial performance. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic and the resulting governmental and other measures implemented to address the pandemic, which are uncertain and cannot be predicted.
We have been negatively impacted by the COVID-19 pandemic as a result of the shelter-in-place restrictions in some of our service areas creating disruptions to portions of our operations, particularly in major metropolitan markets that have been meaningfully impacted by the pandemic. We have also experienced permitting and regulatory delays attributable to the COVID-19 pandemic. Restrictions on operations related to industrial facilities have also resulted in suspensions and delays related to our high-pressure and critical-path turnaround services to the downstream and midstream energy markets. In addition to these current dynamics, the COVID-19 pandemic may create or exacerbate risks related to our operations and regulatory and compliance matters, including as a result of:

•
evolving governmental guidance or requirements, including travel and movement restrictions, that continue to impact our ability to perform services or complete projects in accordance with required delivery schedules, which could result in additional costs or penalties (e.g., liquidated damages);

•	additional delays with respect to permitting and regulatory matters;

•
additional project deferrals, delays, and cancellations and changes in customer spending patterns and strategic plans as a result of, among other things, prolonged decreases in energy demand, lack of available financing for our customers' businesses or termination of, or force majeure events arising under, existing customer agreements;

•
governmental guidance or requirements, including work-from-home policies, or potential illness that negatively impact the availability or productivity of our key personnel or a significant number of employees or cause other disruptions to our business, corporate governance or financial reporting processes;

•
increased payment risk associated with customers experiencing financial difficulties (including bankruptcy) and an increase in disputes with customers relating to billing and payment under contracts and change orders;

•	potential liabilities and reputational harm related to occupational health and safety matters associated with COVID-19;

•	our inability to execute our business strategy, including with respect to certain capital investments such as acquisitions, investments and service offering expansions;

•	limitations on the ability of our suppliers, vendors and subcontractors to perform;

•	asset impairment charges related to property and equipment, goodwill, other intangible assets, other long-lived assets and investments;

•
additional costs associated with restructuring, severance and related matters, potential mandated increases in pay for critical infrastructure workers or other increased employment-related costs (e.g., workers' compensation insurance claims); and

•	an increase in cyber-attacks and attempted intrusions into our information technology systems as a result of, among other things, increased reliance on such systems.
Additionally, oil demand has significantly deteriorated as a result of the COVID-19 pandemic and corresponding preventative measures taken around the world to mitigate the spread of the COVID-19. At the same time, prior increases in production of oil by certain producers have created a significant surplus in the supply of oil. The impact of these events has resulted in downward pressure on commodity prices, which has negatively impacted, and may continue to negatively impact, certain services within our Pipeline and Industrial Infrastructure Services segment. Lower commodity prices and production volumes, or perceived risk thereof, can also result in decreased or delayed spending by our customers, including with respect to larger pipeline and industrial projects. A decline in commodity prices, production or the development of resource plays can also negatively impact certain portions of our Electric Power Infrastructure Services segment.
Furthermore, given the uncertain duration of the COVID-19 pandemic, we may face potential challenges related to financing our business in the future. These challenges could arise due to fluctuations in economic, political and market conditions that limit our ability to increase the current commitments under our senior secured credit facility, which is dependent on additional commitments from our lenders, or otherwise secure adequate financing on acceptable terms. Additionally, due to extreme market volatility, there is a risk that we may not be able to access capital markets to obtain financing.
As a result of these factors, the extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict. At this point, we cannot reasonably estimate the duration and severity of the COVID-19 pandemic, or its ultimate impact on our business, financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On January 20, 2020 and February 28, 2020, we completed acquisitions in which a portion of the consideration consisted of the unregistered issuance of shares of our common stock. The aggregate consideration paid at closing in these acquisitions included 116,812 shares of our common stock valued at approximately $4.2 million as of the acquisition dates. For additional information about these acquisitions, including additional contingent consideration stock issuances, see Note 4 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. Additionally, on February 25, 2020, we settled a portion of a contingent consideration obligation owed to the former owner of an acquired business through the issuance of 4,277 shares of Quanta common stock valued at approximately $0.2 million as of the settlement date. For additional information regarding this and our other contingent consideration liabilities, see Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
The shares of common stock issued in these transactions were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the shares were issued to the owners or former owners of businesses acquired in privately negotiated transactions not involving any public offering or solicitation.

Issuer Purchases of Equity Securities During the First Quarter of 2020
The following table contains information about our purchases of equity securities during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
January 1 - 31, 2020
Open Market Stock Repurchases (1)	—	$—	—	$286,756,122
Tax Withholdings (2)	49,962	$36.53	—
February 1 - 29, 2020
Open Market Stock Repurchases (1)	—	$—	—	$286,756,122
Tax Withholdings (2)	351,869	$39.96	—
March 1 - 31, 2020
Open Market Stock Repurchases (1)	5,960,134	$33.56	5,960,134	$86,756,136
Tax Withholdings (2)	189,944	$38.54	—
Total	6,551,909		5,960,134	$86,756,136
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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6.	Exhibits.

Exhibit No.		Description
3.1		Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed March 26, 2019 and incorporated herein by reference)
3.2		Bylaws of Quanta Services, Inc., as amended and restated December 6, 2018 (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed December 11, 2018 and incorporated herein by reference)
10.1	^*	Employment Agreement dated March 31, 2020, effective as of April 1, 2020, by and between Quanta Services, Inc. and James Redgie Probst
10.2	^
Quanta Services, Inc. Term Sheet for 2020 Annual Incentive Plan – Corporate Employees, Quanta Services, Inc. Term Sheet for 2020 Senior Leadership Long-Term Incentive Plan and Quanta Services, Inc. Term Sheet for 2020 Discretionary Plan – All Employees (previously filed as Exhibit 10.1 to the Company's Form 8-K filed April 1, 2020 and incorporated herein by reference)

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
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and with detailed tags

104	*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101)

_______________________________________

^	Management contracts or compensatory plans or arrangements
*	Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTA SERVICES, INC.

By:	/s/ JERRY K. LEMON
Jerry K. Lemon Chief Accounting Officer
(Principal Accounting Officer)

Dated: May 8, 2020