Form 10-Q
period 2020-06-30
QUANTA SERVICES, INC.
filed 2020-08-10
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of August 4, 2020, the number of outstanding shares of Common Stock of the registrant was 138,020,980.

QUANTA SERVICES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$530,670	$164,798
Accounts receivable, net of allowances of $14,948 and $9,398	2,370,286	2,747,911
Contract assets	489,803	601,268
Inventories	48,274	55,719
Prepaid expenses and other current assets	205,722	261,290
Total current assets	3,644,755	3,830,986
Property and equipment, net of accumulated depreciation of $1,298,054 and $1,250,197	1,379,687	1,386,654
Operating lease right-of-use assets	275,816	284,369
Other assets, net	386,068	393,264
Other intangible assets, net of accumulated amortization of $469,006 and $437,886	380,309	413,734
Goodwill	2,022,995	2,022,675
Total assets	$8,089,630	$8,331,682
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term debt	$71,837	$74,869
Current portion of operating lease liabilities	90,358	92,475
Accounts payable and accrued expenses	1,317,976	1,489,559
Contract liabilities	613,188	606,146
Total current liabilities	2,093,359	2,263,049
Long-term debt, net of current maturities	1,315,556	1,292,195
Operating lease liabilities, net of current portion	192,300	196,521
Deferred income taxes	220,689	214,779
Insurance and other non-current liabilities	349,724	311,307
Total liabilities	4,171,628	4,277,851
Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 161,368,227 and 159,415,540 shares issued, and 137,711,812 and 142,324,318 shares outstanding	2	2
Exchangeable shares, no par value, 0 and 36,183 shares issued and outstanding	—	—
Additional paid-in capital	2,063,100	2,024,610
Retained earnings	2,948,180	2,854,271
Accumulated other comprehensive loss	(290,049)	(241,818)
Treasury stock, 23,656,415 and 17,091,222 common shares	(806,804)	(586,773)
Total stockholders’ equity	3,914,429	4,050,292
Non-controlling interests	3,573	3,539
Total equity	3,918,002	4,053,831
Total liabilities and equity	$8,089,630	$8,331,682
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$2,506,231	$2,839,199	$5,270,326	$5,646,458
Cost of services (including depreciation)	2,150,967	2,519,694	4,582,866	4,962,972
Gross profit	355,264	319,505	687,460	683,486
Equity in earnings of integral unconsolidated affiliates	1,045	—	1,045	—
Selling, general and administrative expenses	(227,852)	(223,944)	(458,645)	(455,852)
Amortization of intangible assets	(17,779)	(12,610)	(35,687)	(25,280)
Change in fair value of contingent consideration liabilities	2,238	(4,371)	(520)	(4,287)
Operating income	112,916	78,580	193,653	198,067
Interest expense	(8,654)	(15,821)	(22,660)	(29,697)
Interest income	275	267	1,034	576
Other income (expense), net	3,247	6,521	(6,580)	65,480
Income before income taxes	107,784	69,547	165,447	234,426
Provision for income taxes	32,989	41,088	49,149	84,932
Net income	74,795	28,459	116,298	149,494
Less: Net income attributable to non-controlling interests	849	1,115	3,666	1,662
Net income attributable to common stock	$73,946	$27,344	$112,632	$147,832

Earnings per share attributable to common stock:
Basic	$0.53	$0.19	$0.79	$1.02
Diluted	$0.52	$0.19	$0.78	$1.01

Shares used in computing earnings per share:
Weighted average basic shares outstanding	139,856	145,935	142,154	145,525
Weighted average diluted shares outstanding	143,521	147,241	145,213	146,865

Cash dividends declared per common share	$0.05	$0.04	$0.10	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$74,795	$28,459	$116,298	$149,494
Other comprehensive income (loss), net of tax provision:
Foreign currency translation adjustment, net of tax of $0, $0, 0 and $0	34,737	15,891	(48,231)	34,754
Other, net of tax of $0, $5, $0 and $11	—	(19)	—	(35)
Other comprehensive income (loss)	34,737	15,872	(48,231)	34,719
Comprehensive income	109,532	44,331	68,067	184,213
Less: Comprehensive income attributable to non-controlling interests	849	1,115	3,666	1,662
Total comprehensive income attributable to common stock	$108,683	$43,216	$64,401	$182,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cash Flows from Operating Activities:
Net income	$74,795	$28,459	$116,298	$149,494
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation	54,526	53,811	108,936	106,027
Amortization of intangible assets	17,779	12,610	35,687	25,280
Impairment of cost method investment	9,311	—	9,311	—
Change in fair value of contingent consideration liabilities	(2,238)	4,371	520	4,287
Equity in (earnings) losses of unconsolidated affiliates	4,784	(1,757)	7,467	(62,147)
Amortization of debt issuance costs	588	408	1,177	816
Gain on sale of property and equipment	(1,158)	(2,411)	(1,972)	(2,470)
Provision for credit losses	1,071	416	1,344	3,239
Deferred income tax provision (benefit)	(5,993)	19,573	(1,783)	44,131
Non-cash stock-based compensation	21,980	14,484	36,892	27,496
Foreign currency and other gain	(3,084)	(3,135)	(3,437)	(1,918)
Payments for contingent consideration liabilities	(590)	—	(590)	—
Changes in operating assets and liabilities, net of non-cash transactions	325,708	(235,493)	415,178	(485,649)
Net cash provided by (used in) operating activities	497,479	(108,664)	725,028	(191,414)
Cash Flows from Investing Activities:
Capital expenditures	(48,148)	(72,775)	(116,257)	(141,401)
Proceeds from sale of property and equipment	7,826	8,550	12,616	19,393
Proceeds from insurance settlements related to property and equipment	—	3	198	11
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(1,643)	(3,780)	(24,437)	(55,333)
Proceeds from disposition of businesses	8,387	—	10,861	—
Investments in unconsolidated affiliates and other entities	(3,068)	(127)	(8,760)	(37,930)
Cash received from investments in unconsolidated affiliates and other entities	32	—	32	—
Cash paid for intangible assets	—	(42)	—	(67)
Net cash used in investing activities	(36,614)	(68,171)	(125,747)	(215,327)
Cash Flows from Financing Activities:
Borrowings under credit facility	500,727	1,068,439	1,975,179	2,715,513
Payments under credit facility	(782,987)	(901,396)	(1,954,046)	(2,248,838)
Payments of other long-term debt	(537)	(222)	(983)	(483)
Net repayments of short-term debt, net of borrowings	(1,620)	7,304	(4,419)	(15,916)
Payments for contingent consideration liabilities	(9,410)	—	(10,399)	—
Distributions to non-controlling interests	(1,962)	(1,092)	(3,925)	(1,620)
Payments related to tax withholding for stock-based compensation	(7,687)	(1,666)	(23,573)	(15,344)
Payment of dividends	(7,160)	(5,830)	(14,544)	(11,582)
Repurchase of common stock	—	(159)	(200,000)	(20,092)
Net cash provided by (used in) financing activities	(310,636)	165,378	(236,710)	401,638

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	986	82	537	(36)
Net increase (decrease) in cash, cash equivalents and restricted cash	151,215	(11,375)	363,108	(5,139)
Cash, cash equivalents and restricted cash, beginning of period	381,638	89,492	169,745	83,256
Cash, cash equivalents and restricted cash, end of period	$532,853	$78,117	$532,853	$78,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

							Accumulated
			Exchangeable		Additional		Other		Total
	Common Stock		Shares		Paid-In	Retained	Comprehensive	Treasury	Stockholders'	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2019	142,324,318	$2	36,183	$—	$2,024,610	$2,854,271	$(241,818)	$(586,773)	$4,050,292	$3,539	$4,053,831
Credit loss cumulative effect adjustment	—	—	—	—	—	(3,841)	—	—	(3,841)	—	(3,841)
Other comprehensive loss	—	—	—	—	—	—	(82,968)	—	(82,968)	—	(82,968)
Acquisitions	121,089				4,329			—	4,329	—	4,329
Stock-based compensation activity	1,124,530	—	—	—	11,444	—	—	(19,750)	(8,306)	—	(8,306)
Exchange of exchangeable shares	36,183	—	(36,183)	—	—	—	—	—	—	—	—
Common stock repurchases	(5,960,134)	—	—	—	—	—	—	(200,000)	(200,000)	—	(200,000)
Dividends declared	—	—	—	—	—	(7,184)	—	—	(7,184)	—	(7,184)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,963)	(1,963)
Other	—	—	—	—	—	(516)	—	—	(516)	293	(223)
Net income	—	—	—	—	—	38,686	—	—	38,686	2,817	41,503
Balance, March 31, 2020	137,645,986	2	—	—	2,040,383	2,881,416	(324,786)	(806,523)	3,790,492	4,686	3,795,178
Other comprehensive income	—	—	—	—	—	—	34,737	—	34,737	—	34,737
Stock-based compensation activity	65,826	—	—	—	22,717	—	—	(281)	22,436	—	22,436
Dividends declared	—	—	—	—	—	(7,182)	—	—	(7,182)	—	(7,182)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,962)	(1,962)
Net income	—	—	—	—	—	73,946	—	—	73,946	849	74,795
Balance, June 30, 2020	137,711,812	$2	—	$—	$2,063,100	$2,948,180	$(290,049)	$(806,804)	$3,914,429	$3,573	$3,918,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

									Accumulated
			Exchangeable		Series G		Additional		Other		Total
	Common Stock		Shares		Preferred Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders'	Non-controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2018	141,103,900	$2	486,112	$—	1	$—	$1,967,354	$2,477,291	$(286,048)	$(554,440)	$3,604,159	$1,294	$3,605,453
Other comprehensive income	—	—	—	—	—	—	—	—	18,847	—	18,847	—	18,847
Stock-based compensation activity	903,082	—	—	—	—	—	17,151	—	—	(19,052)	(1,901)	—	(1,901)
Exchange of exchangeable shares	449,929	—	(449,929)	—	—	—	—	—	—	—	—	—	—
Retirement of preferred stock	—	—	—	—	(1)	—	—	—	—	—	—	—	—
Common stock repurchases	(375,536)	—	—	—	—	—	—	—		(11,953)	(11,953)	—	(11,953)
Dividends declared	—	—	—	—	—	—	—	(5,896)	—	—	(5,896)	—	(5,896)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(528)	(528)
Net income	—	—	—	—	—	—	—	120,488	—	—	120,488	547	121,035
Balance, March 31, 2019	142,081,375	2	36,183	—	—	—	1,984,505	2,591,883	(267,201)	(585,445)	3,723,744	1,313	3,725,057
Other comprehensive income	—	—	—	—	—	—	—	—	15,872	—	15,872	—	15,872
Stock-based compensation activity	85,590	—	—	—	—	—	14,957	—	—	(761)	14,196	—	14,196
Dividends declared	—	—	—	—	—	—	—	(6,233)	—	—	(6,233)	—	(6,233)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(1,092)	(1,092)
Net income	—	—	—	—	—	—	—	27,344	—	—	27,344	1,115	28,459
Balance, June 30, 2019	142,166,965	$2	36,183	$—	—	$—	$1,999,462	$2,612,994	$(251,329)	$(586,206)	$3,774,923	$1,336	$3,776,259

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
Electric Power Infrastructure Services Segment
The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including the repair of infrastructure damaged by inclement weather; the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and Quanta’s proprietary robotic arm techniques; and the installation of “smart grid” technologies on electric power networks. In addition, this segment provides services that support the development of renewable energy generation, including solar, wind, hydro power and backup natural gas generation facilities, as well as related switchyards and transmission infrastructure. Services related to, among other things, micro-grids and battery storage are also performed in this segment. This segment also provides comprehensive communications infrastructure services to wireline and wireless telecommunications companies, cable multi-system operators and other customers within the communications industry (including services in connection with 5G wireless deployment); services in connection with the construction of electric power generation facilities; and the design, installation, maintenance and repair of commercial and industrial wiring. This segment also includes a majority of the financial results of Quanta’s postsecondary educational institution, which specializes in pre-apprenticeship training, apprenticeship training and specialized utility task training for electric workers, as well as training for the gas distribution and communications industries.
Pipeline and Industrial Infrastructure Services Segment
The Pipeline and Industrial Infrastructure Services segment provides comprehensive infrastructure solutions, including design, installation, upgrade, repair and maintenance services, to customers involved in the development, transportation, distribution, storage and processing of natural gas, oil and other products. Services include the upgrade, repair, maintenance and construction of natural gas systems for gas utility customers, as well as pipeline protection, integrity testing, rehabilitation and replacement, and the fabrication of pipeline support systems and related structures and facilities for the pipeline industry. Quanta also provides catalyst replacement services, high-pressure and critical-path turnaround services, instrumentation and electrical services, piping, fabrication and storage tank services to the midstream and downstream industrial energy markets. This segment also provides engineering and construction services for pipeline systems, storage systems and compressor and pump stations, as well as related trenching, directional boring and mechanized welding services. To a lesser extent, this segment serves the offshore energy market and designs, installs and maintains fueling systems and water and sewer infrastructure.
Acquisitions
During the six months ended June 30, 2020, Quanta acquired an industrial services business located in Canada that performs catalyst handling services, including changeover and shutdown maintenance, to customers in the refining and chemical industries and an electric power infrastructure business located in the United States that primarily provides underground conduit services. Beginning on the respective acquisition dates, the results of the acquired businesses have been included in Quanta’s consolidated financial statements, with the results of the industrial services business generally included in the Pipeline and Industrial Infrastructure Services segment and the results of the electric power infrastructure business generally included in the Electric Power Infrastructure Services segment.
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
At June 30, 2020 and December 31, 2019, the aggregate transaction price allocated to unsatisfied or partially satisfied performance obligations was approximately $5.18 billion and $5.30 billion, of which 61.0% and 59.5% were expected to be recognized in the subsequent twelve months. These amounts represent management’s estimate of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work had not yet begun. For purposes of calculating remaining performance obligations, Quanta includes all estimated revenues attributable to consolidated joint ventures and variable interest entities, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under MSAs and non-fixed price contracts expected to be completed within one year. Subsequent to June 30, 2020, the project sponsors of an approximately 600-mile natural gas pipeline under construction in the eastern United States announced that they are no longer moving forward with the project. A Quanta subsidiary has been contracted, as part of a joint venture, to construct a portion of this project. Although the joint venture has not received a notice of termination, based on the announcement, Quanta has concluded that the revenues related to the remaining performance obligation associated with the project are no longer probable. As a result, this project has been excluded from remaining performance obligations as of June 30, 2020.
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
Contract costs include all direct materials, labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. The majority of the materials associated with Quanta’s work are owner-furnished, and therefore not included in contract revenues and costs. Additionally, Quanta may incur incremental costs to obtain certain contracts, such as selling and marketing costs, bid and proposal costs, sales commissions, and legal fees or initial set-up or mobilization costs, certain of which can be capitalized. Such costs were not material during the three and six months ended June 30, 2020 and 2019.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

project modifications or contract termination; adverse weather conditions, natural disasters, and other emergencies (including the ongoing pandemic as a result of the novel coronavirus disease (COVID-19) that began in 2019); changes in estimates related to the length of time to complete a performance obligation; and performance and quality issues requiring rework or replacement. These factors, along with other risks inherent in performing services under fixed price contracts, are routinely evaluated by management. Any changes in estimates could result in changes to profitability or losses associated with the related performance obligations. For example, estimated costs for a performance obligation may increase from an original estimate and contractual provisions may not allow for adequate compensation or reimbursement for such additional costs. Changes in estimated revenues, costs and profit are recorded in the period they are determined to be probable and can be reasonably estimated. Contract losses are recognized in full when they are determined to be probable and can be reasonably estimated.
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
As of June 30, 2020 and December 31, 2019, Quanta had recognized revenues of $147.8 million and $170.0 million related to change orders and claims included as contract price adjustments and that were in the process of being negotiated in the normal course of business. These aggregate amounts, which are included in “Contract assets” in the accompanying condensed consolidated balance sheets, represent management’s estimates of additional contract revenues that have been earned and are probable of collection. However, Quanta’s estimates could change, and the amount ultimately realized could be significantly higher or lower than the estimated amount.
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
Changes in contract estimates are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations that were satisfied or partially satisfied in prior periods or the reversal of previously recognized revenue if the current estimate differs from the previous estimate. The impact of a change in contract estimate is measured as the difference between the revenue or gross profit recognized in the prior period as compared to the revenue or gross profit which would have been recognized had the revised estimate been used as the basis of recognition in the prior period.
Operating results for the three and six months ended June 30, 2020 were impacted by less than 5% of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress at the beginning of such periods. Operating results for the six months ended June 30, 2020 included a negative change in contract estimate of $14.1 million related to delays associated with subcontractor performance and severe weather impacts on a larger pipeline transmission project in Canada, which had a contract value of $106 million and was approximately 97% complete as of June 30, 2020. This negative impact was more than offset by other positive changes in estimates on other projects.
Operating results for the three months ended June 30, 2019 were negatively impacted by $20.4 million, or 6.4% of gross profit, as a result of aggregate changes in contract estimates related to projects that were in progress at March 31, 2019. These changes in contract estimates include the correction of $14.5 million of prior period errors related to the determination of total estimated project costs and the resulting revenue recognized on a large telecommunications project in Peru that was terminated during 2019. See Legal Proceedings in Note 11 for additional information regarding this project. The prior period errors were determined to be immaterial individually and in the aggregate to the prior period financial statements. Gross profit during the three months ended June 30, 2019 related to work performed in prior periods was also negatively impacted by $13.9 million of additional costs associated with continued rework and start-up delays on a processing facility project in Texas, which has subsequently been substantially completed. These unfavorable changes were partially offset by an aggregate positive change in contract estimates on other ongoing projects.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Operating results for the six months ended June 30, 2019 were impacted by less than 5% of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2018. The aggregate change included a negative impact of $9.6 million related to the correction of prior period errors described above and a $22.3 million increase in estimated costs associated with the processing facility construction project in Texas described above. Partially offsetting these changes was a $28.2 million positive impact on gross profit during the six months ended June 30, 2019 associated with work performed in prior periods related to an electrical transmission project in Canada that was completed ahead of schedule during the three months ended March 31, 2019, which resulted in lower costs than previously estimated.
Revenues by Category
The following tables present Quanta’s revenue disaggregated by geographic location, as determined by the job location, and contract type (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
By primary geographic location:
United States	$2,207,876	88.1%	$2,561,924	90.3%	$4,475,962	85.0%	$4,762,539	84.3%
Canada	212,820	8.5%	202,221	7.1%	597,045	11.3%	687,651	12.2%
Australia	56,077	2.2%	36,886	1.3%	107,127	2.0%	78,210	1.4%
Latin America and Other	29,458	1.2%	38,168	1.3%	90,192	1.7%	118,058	2.1%
Total revenues	$2,506,231	100.0%	$2,839,199	100.0%	$5,270,326	100.0%	$5,646,458	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
By contract type:
Unit-price contracts	$918,416	36.6%	$1,020,650	35.9%	$1,893,067	36.0%	$1,915,694	33.9%
Cost-plus contracts	567,928	22.7%	1,103,135	38.9%	1,256,012	23.8%	2,061,490	36.5%
Fixed price contracts	1,019,887	40.7%	715,414	25.2%	2,121,247	40.2%	1,669,274	29.6%
Total revenues	$2,506,231	100.0%	$2,839,199	100.0%	$5,270,326	100.0%	$5,646,458	100.0%

As described above, under unit-price contracts with more than an insignificant amount of partially completed units and fixed price contracts, revenue is recognized as performance obligations are satisfied over time, with the percentage completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 48.4% and 49.1% of Quanta’s revenues recognized during the three months ended June 30, 2020 and 2019 were associated with this revenue recognition method, and 48.2% and 50.5% of Quanta’s revenues recognized during the six months ended June 30, 2020 and 2019 were associated with this revenue recognition method.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Contract assets and liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Contract assets	$489,803	$601,268
Contract liabilities	$613,188	$606,146

As referenced previously, contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end and variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings. The decrease in contract assets from December 31, 2019 to June 30, 2020 was primarily due to a decline in revenues and improved timing of contractual and milestone billings under contracts for certain larger projects.
Revenues were positively impacted by $40.9 million during the six months ended June 30, 2020 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2019. During the six months ended June 30, 2020, Quanta recognized revenue of approximately $338.3 million related to contract liabilities outstanding at December 31, 2019.
Current and Long-Term Accounts Receivable, Notes Receivable and Allowance for Credit Losses
As described in Note 3, Quanta adopted the new accounting standard for measuring credit losses effective January 1, 2020 utilizing the transition method that allows recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Quanta’s financial results for reporting periods beginning on or after January 1, 2020 are presented under the new standard, while financial results for prior periods continue to be reported in accordance with the prior standard and Quanta’s historical accounting policy. The net cumulative effect due to the adoption of the new standard was a $3.8 million reduction to retained earnings as of January 1, 2020, which represented a $5.1 million increase to allowance for credit losses, net of $1.2 million in deferred income taxes. The adjustment was based on an estimate of expected lifetime credit losses for financial instruments, primarily accounts receivable and contract assets. Although the adoption of the new standard did not have a material impact on Quanta’s condensed consolidated financial statements at the date of adoption, expected credit losses could change as a result of changes in credit loss experience, changes to specific risk characteristics of Quanta’s portfolio of financial assets or changes to management’s expectations of future economic conditions that affect the collectability of Quanta’s financial assets. At the end of each quarter, management reassesses these factors, including any potential effects from the ongoing COVID-19 pandemic.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Activity in Quanta’s allowance for credit losses consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance at beginning of period	$14,446	$8,476	$9,398	$5,839
Adoption of new credit loss standard	—	—	5,067	—
Charges to bad debt expense	1,071	416	1,344	3,239
Direct write-offs charged against the allowance	(569)	(351)	(861)	(537)
Balance at end of period	$14,948	$8,541	$14,948	$8,541

Long-term accounts receivable are included within “Other assets, net” in the accompanying condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019, long-term accounts receivable were $12.3 million and $12.6 million.
Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on Quanta’s experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months. Retainage balances with expected settlement dates within the next twelve months as of June 30, 2020 and December 31, 2019 were $316.7 million and $299.6 million, which are included in “Accounts receivable.” Retainage balances with expected settlement dates beyond the next twelve months are included in “Other assets, net,” and as of June 30, 2020 and December 31, 2019 were $50.6 million and $54.2 million.
Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues recognized for work performed under fixed-price contracts, as these amounts are recorded as “Contract assets.” At June 30, 2020 and December 31, 2019, unbilled receivables included in “Accounts receivable” were $523.0 million and $524.3 million. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $28.6 million and $33.2 million at June 30, 2020 and December 31, 2019.
Cash and Cash Equivalents
Amounts related to Quanta’s cash and cash equivalents based on geographic location of the bank accounts were as follows (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents held in domestic bank accounts	$480,179	$130,771
Cash and cash equivalents held in foreign bank accounts	50,491	34,027
Total cash and cash equivalents	$530,670	$164,798

Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which are carried at fair value. At June 30, 2020 and December 31, 2019, cash equivalents were $459.4 million and $37.8 million and consisted primarily of money market investments and money market mutual funds and are discussed further in Fair Value Measurements below.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	June 30, 2020	December 31, 2019
Cash and cash equivalents held by domestic joint ventures	$9,281	$6,518
Cash and cash equivalents held by foreign joint ventures	7	16
Total cash and cash equivalents held by joint ventures	9,288	6,534
Cash and cash equivalents not held by joint ventures	521,382	158,264
Total cash and cash equivalents	$530,670	$164,798

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
As a result of the currently challenged energy market, including the recent significant decline in commodity prices and volatility in commodity production volumes, the effect of which has been exacerbated by the COVID-19 pandemic, Quanta assessed the expected negative impacts related to its reporting units, particularly reporting units within its Pipeline and Industrial Infrastructure Services Division. Quanta concluded that such impacts are not likely to result in a goodwill impairment for any reporting unit at this time. As a result, no goodwill impairment was recognized during the three and six months ended June 30, 2020. However, the potential impact of the energy market challenges and the COVID-19 pandemic is uncertain and depends on numerous factors, and therefore the negative impact on certain of Quanta’s reporting units could increase in future periods. Quanta will continue to monitor the impact of these events and should any of its reporting units suffer additional declines in actual or forecasted financial results, the risk of goodwill impairment would increase.
Other Intangible Assets
Quanta’s intangible assets include customer relationships, backlog, trade names, non-compete agreements, patented rights and developed technology and curriculum, all of which are subject to amortization, as well as an engineering license, which is not subject to amortization. The fair value of customer relationships is estimated as of the date a business is acquired based on the value-in-use concept utilizing the income approach, specifically the multi-period excess earnings method. This method discounts to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals and estimated customer attrition rates. The significant estimates used by management in determining the fair values of customer relationship intangible assets include future revenues, discount rates and customer attrition rates. The following table presents the range and weighted average based on acquisition date fair value for discount and attrition rates used in the valuation of customer relationship intangible assets during the six months ended June 30, 2020 and year ended December 31, 2019:

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
Quanta amortizes the intangible assets that are subject to amortization based upon the estimated consumption of their economic benefits, or on a straight-line basis if the pattern of economic benefit cannot otherwise be reliably estimated. Intangible assets are reviewed for impairment and tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For instance, a significant change in business climate or a loss of a significant customer, among other things, may trigger the need for interim impairment testing of intangible assets. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. As a result of the currently challenged energy market, including the recent significant decline in commodity prices and volatility in commodity production volumes, the effect of which has been exacerbated by the COVID-19 pandemic, Quanta assessed the expected negative impacts related to its intangible assets, particularly intangible assets associated with reporting units within the Pipeline and Industrial Infrastructure Services Division. Quanta concluded that such impacts are not likely to result in intangible asset impairments at this time. As a result, no intangible asset impairment was recognized during the three and six months ended June 30, 2020. However, the potential impact of the energy market challenges and of the COVID-19 pandemic is uncertain and depends on numerous factors, and therefore the negative impact on certain of Quanta’s reporting units and related intangible assets could increase in future periods. Quanta will continue to monitor the impact of these events and should any of the reporting units suffer additional declines in actual or forecasted financial results, the risk of intangible asset impairment would increase.
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
Investments in entities of which Quanta is not the primary beneficiary, but over which Quanta has the ability to exercise significant influence, are accounted for using the equity method of accounting. Equity method investments are carried at original cost adjusted for Quanta’s proportionate share of the investees’ income, losses and distributions and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets. Quanta’s share of net income or losses of unconsolidated equity method investments is included within operating income in the accompanying condensed consolidated statements of operations when the investee is operationally integral to the operations of Quanta and is reported as “Equity in earnings (losses) of integral unconsolidated affiliates.” Quanta’s share of net income or losses of unconsolidated equity method investments that are not operationally integral to the operations of Quanta are included in “Other income (expense), net” below operating income in the accompanying condensed consolidated statements of operations. Equity method investments are reviewed for impairment by assessing whether there has been a decline in the fair value of the investment below the carrying amount and whether any such decline is other-than-temporary. In making this determination, factors such as the ability to recover the carrying amount of the investment and the inability of the investee to sustain its earnings capacity are evaluated in determining whether a loss in value should be recognized. During the three and six months ended June 30, 2020, Quanta recognized impairment losses of $5.5 million and $8.7 million related to certain non-integral equity method investments primarily due to the recent declines in commodity prices and production volumes. These impairment losses are included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2020.
Investments in entities of which Quanta is not the primary beneficiary, and over which Quanta does not have the ability to exercise significant influence, are accounted for using the cost method of accounting. These investments are required to be measured at fair value, with changes in fair value recognized in net income, unless the investments do not have readily determinable fair values, in which case the investments are measured at cost minus impairment, if any, plus or minus observable price changes in orderly transactions for an identical or similar investment in the same company. Earnings on investments accounted for using the cost method of accounting are recognized as dividends are received. These earnings and any impairments of cost method investments are reported in “Other income (expense), net” in the accompanying condensed consolidated statements of operations.
During the three months ended June 30, 2020, a joint venture in which Quanta owns a 50% interest, LUMA Energy, LLC (LUMA), was selected for a 15-year operation and maintenance agreement to operate, maintain and modernize the approximately 18,000-mile electric transmission and distribution system in Puerto Rico. The 15-year operation and maintenance period is expected to begin following an approximately one-year transition period, during which LUMA will complete numerous steps necessary to transition operation and maintenance from the current operator to LUMA. Pursuant to the agreement, during the transition period LUMA receives a transition fee and is reimbursed for costs and expenses. During the operation and maintenance period, LUMA will continue to be reimbursed for costs and expenses and will receive a fixed annual management fee, with the opportunity to receive additional annual performance-based incentive fees. LUMA will not assume ownership of any electric transmission and distribution system assets and will not be responsible for operation of the power generation assets. Quanta’s ownership interest and participation in LUMA is accounted for as an equity method investment due to Quanta’s equal ownership and management of LUMA with its joint venture partner. LUMA is operationally integral to the operations of Quanta, and therefore Quanta’s share of LUMA’s net income or losses is reported within operating income in “Equity in earnings (losses) of integral unconsolidated affiliates.” As of June 30, 2020, Quanta’s investment balance related to LUMA was $0.6 million.
As part of Quanta’s investment strategy, Quanta formed a partnership in 2017 with select investors to invest in certain specified infrastructure projects, and wholly-owned subsidiaries of Quanta serve as the general partner of this partnership and as a separately operated registered investment adviser that manages the invested capital. As of June 30, 2020, Quanta’s investment balance related to this partnership was $23.9 million. In October 2019, due to certain management changes at the registered

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

investment adviser, the partnership entered into a 180-day period during which the investors and Quanta evaluated the partnership, and at the end of such period in April 2020, the investment period for any future investments ended.
Quanta held a minority ownership interest in a limited partnership that was selected during 2014 to build, own and operate a new 500 kilometer electric transmission line and two 500 kV substations in Alberta, Canada and accounted for this interest as an equity-method investment. The limited partnership contracted with a Quanta subsidiary to perform the engineering, procurement and construction (EPC) services for the project, and the Quanta subsidiary recognized revenue and related cost of services as performance progressed on the project. However, due to Quanta’s ownership interest, a proportional amount of the EPC profit was deferred until the electric transmission line and related substations were constructed and ownership of the assets was deemed to be transferred to the third-party customer, which occurred in the three months ended March 31, 2019. The deferral of earnings and recognition of such earnings deferral were recorded as components of equity in earnings (losses) of non-integral unconsolidated affiliates, which is included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2019, deferred earnings of $60.3 million were recognized, the majority of which was attributable to profit earned and deferred in the years ended December 31, 2018 and 2017. During the three months ended December 31, 2019, Quanta sold its minority ownership interest in the limited partnership and recognized a gain of $13.0 million related to the sale.
Quanta owns a 30% interest in a water and gas pipeline infrastructure contractor located in Australia, which includes certain additional earnings and distribution participation rights and preferential liquidation rights. This investment is accounted for using the cost method of accounting and had an investment balance of $11.4 million as of June 30, 2020. Through October 2020, Quanta has the option to acquire the remaining 70% interest of the company at an agreed price based on a multiple of the company’s earnings during a designated performance period that ended April 30, 2020. Based on this option price, Quanta determined that its investment was impaired and recorded an impairment charge of $9.3 million during the three months ended June 30, 2020. Such impairment is included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations.
As a result of the currently challenged energy market, including the recent significant decline in commodity prices and volatility in commodity production volumes, the effect of which has been exacerbated by the COVID-19 pandemic, Quanta assessed the expected negative impacts related to certain of its investments, particularly investments dependent on the energy market. This assessment contributed in part to management’s decision to record the impairments related to certain non-integral equity method investments and the water and gas pipeline infrastructure contractor in Australia described above. Additionally, the potential impact of the energy market challenges and the COVID-19 pandemic remains uncertain and may change based on numerous factors, which could further negatively impact these and other of Quanta’s investments. Quanta will continue to monitor the potential impacts of these events, and should any investments suffer additional declines in actual or forecasted financial results, additional impairments may be required. See Notes 9 and 11 for additional information related to investments.
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
As of June 30, 2020, the total amount of unrecognized tax benefits relating to uncertain tax positions was $41.4 million, an increase of $0.5 million from December 31, 2019. This increase resulted primarily from a $2.2 million increase in reserves for uncertain tax positions expected to be taken in 2020, partially offset by a favorable settlement of $1.7 million related to certain

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

non-U.S. income tax audits. Quanta and certain subsidiaries remain under examination by various U.S. state and foreign tax authorities for multiple periods. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $6.8 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.
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
Insurance
Quanta is insured for employer’s liability, workers’ compensation, auto liability and general liability claims. Under these insurance programs, as of June 30, 2020, the deductible for employer’s liability was $5.0 million per occurrence; the deductible for workers’ compensation was $5.0 million per occurrence; and the deductibles for auto liability and general liability were $15.0 million per occurrence. Quanta manages and maintains a portion of its casualty risk through its wholly-owned captive insurance company, which insures all claims up to the amount of the applicable deductible of its third-party insurance programs. In connection with Quanta’s casualty insurance programs, Quanta is required to issue letters of credit to secure its obligations. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $0.8 million per claimant per year.
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
Stock-Based Compensation
Quanta recognizes compensation expense for restricted stock units (RSUs) and performance stock units (PSUs) to be settled in common stock based on the fair value of the awards, net of estimated forfeitures. The fair value of RSU awards is determined based on the number of units granted and the closing price of Quanta’s common stock on the date of grant. The grant date fair value of the PSUs is determined as follows: (i) for the portion of the awards based on company performance metrics, by multiplying the number of units granted by the closing price of Quanta’s common stock on the date of grant and (ii) for the portion of the

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

awards based on relative total shareholder return, by utilizing a Monte Carlo simulation valuation methodology. An estimate of future forfeitures, based on historical data, is also utilized to determine compensation expense for the period, and these forfeiture estimates are subject to change and may impact the value that will ultimately be recognized as compensation expense. The resulting compensation expense for PSU and time-based RSU awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, and the resulting compensation expense for performance-based RSU awards is recognized using the graded vesting method over the requisite service period. The compensation expense related to outstanding PSUs can also vary from period to period based on changes in forecasted achievement of established performance goals and the total number of shares of common stock that Quanta anticipates will be issued upon vesting of such PSUs. Payments made by Quanta to satisfy employee tax withholding obligations associated with awards settled in common stock are classified as financing cash flows.
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
Contingent Consideration Liabilities. As of June 30, 2020 and December 31, 2019, financial instruments required to be measured at fair value on a recurring basis consisted primarily of Quanta’s liabilities related to contingent consideration associated with certain acquisitions, payable in the event certain performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The liabilities recorded represent the estimated fair values of future amounts payable to the former owners of the acquired businesses and are estimated by management based on entity-specific assumptions that are evaluated on an ongoing basis.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Aggregate fair values of these outstanding and unearned contingent consideration liabilities and their classification in the accompanying condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2020	December 31, 2019
Accounts payable and accrued expenses	$68,466	$77,618
Insurance and other non-current liabilities	7,304	6,542
Total contingent consideration liabilities	$75,770	$84,160

The fair values of these liabilities were primarily determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate and an expected volatility factor for each acquisition. The expected volatility factors ranged from 20.4% to 30.0% and had a weighted average of 22.6% based on historical asset volatility of selected guideline public companies. Depending on contingent consideration payment terms, the present values of the estimated payments are discounted based on a risk-free rate and/or Quanta’s cost of debt and ranged from 0.2% to 3.9% and had a weighted average of 2.1% based on fair value at acquisition. The fair value determinations incorporate significant inputs not observable in the market. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3). Significant changes in any of these assumptions could result in a significantly higher or lower potential liability.
The majority of Quanta’s contingent consideration liabilities are subject to a maximum outstanding payment amount, which totaled $148.5 million for liabilities with measurement periods that end subsequent to June 30, 2020. One contingent consideration liability is not subject to a maximum payment amount, and such liability had a fair value of $1.0 million as of June 30, 2020.
Quanta’s aggregate contingent consideration liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance in post-acquisition periods and accretion in present value. During the three and six months ended June 30, 2020, Quanta recognized a net decrease of $2.2 million and a net increase $0.5 million in the fair value of its aggregate contingent consideration liabilities. During the three and six months ended June 30, 2019, Quanta recognized net increases of $4.4 million and $4.3 million. These changes are reflected in “Change in fair value of contingent consideration liabilities” in the accompanying condensed consolidated statements of operations. Additionally, Quanta settled certain contingent consideration liabilities with $10.0 million of cash payments during the three months ended June 30, 2020 and $11.0 million of cash payments and the issuance of 4,277 shares of Quanta common stock during the six months ended June 30, 2020.
Goodwill and Other Intangible Assets. As discussed in the Goodwill and Other Intangible Assets sections within this Note 2, Quanta has recorded goodwill and identifiable intangible assets in connection with certain of its historical business acquisitions. Quanta utilizes the fair value premise as the primary basis for its impairment valuation procedures. The Goodwill and Other Intangible Assets sections provide information regarding valuation methods, including the income approach, market approach and cost approach, and assumptions used to determine the fair value of these assets based on the appropriateness of each method in relation to the type of asset being valued. Quanta believes that these valuation methods appropriately represent the methods that would be used by other market participants in determining fair value, and periodically engages the services of an independent valuation firm when a new business is acquired to assist management with the valuation process, including assistance with the selection of appropriate valuation methodologies and the development of market-based valuation assumptions. The level of inputs used for these fair value measurements is the lowest level (Level 3).
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Other. The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. All of Quanta’s cash equivalents were categorized as Level 1 assets at June 30, 2020 and December 31, 2019, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access. The carrying amount of variable rate debt also approximates fair value.
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
During the six months ended June 30, 2020, Quanta acquired an industrial services business located in Canada that performs catalyst handling services, such as changeover and shutdown maintenance, for customers in the refining and chemical industries and an electric power infrastructure business located in the United States that primarily provides underground conduit services. The aggregate consideration for these acquisitions was $19.4 million paid or payable in cash, subject to certain adjustments, and 116,812 shares of Quanta common stock, which had a fair value of $4.2 million as of the respective acquisition dates. Beginning

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

on the respective acquisition dates, the results of the acquired businesses have been included in Quanta’s consolidated financial statements, with the results of the industrial services business generally included in the Pipeline and Industrial Infrastructure Services segment and the results of the electric power infrastructure business generally included in the Electric Power Infrastructure Services segment.
On August 30, 2019, Quanta acquired Hallen, a pipeline and industrial services business located in the United States that specializes in gas distribution and transmission services, and to a lesser extent, underground electric distribution and transmission services. During the year ended December 31, 2019, Quanta also acquired two specialty utility foundation and pole-setting contractors serving the southeast United States; an electric power specialty contracting business located in the United States that provides aerial power line and construction support services; a business located in the United States that provides technical training materials to electric utility workers; an electric power company specializing in project management and, to a lesser extent, water and wastewater projects located in the United States; and an electrical infrastructure services business located in Canada. The aggregate consideration for these acquisitions was $395.3 million paid or payable in cash, subject to certain adjustments, and 60,860 shares of Quanta common stock, which had a fair value of $1.8 million as of the respective acquisition date. A portion of the cash consideration in connection with the Hallen acquisition was placed in an escrow account, which, subject to certain conditions, could be utilized to reimburse Quanta for obligations associated with certain contingent liabilities assumed by Quanta in the transaction. See Legal Proceedings — Hallen Acquisition Assumed Liability in Note 11 for additional information related to these liabilities. Beginning on the respective acquisition dates, the results of the acquired businesses have been included in Quanta’s consolidated financial statements, with the results of Hallen generally included in the Pipeline and Industrial Infrastructure Services segment and the results of the other acquired businesses generally included in the Electric Power Infrastructure Services segment.
The following table summarizes the aggregate consideration paid or payable as of June 30, 2020 for the acquisitions completed in 2020 and 2019 and presents the allocation of these amounts to net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates, inclusive of any purchase price adjustments. These allocations require significant use of estimates and are based on information that was available to management at the time these consolidated financial statements were prepared. Quanta uses a variety of information to estimate fair values, including quoted market prices, carrying amounts and valuation techniques such as discounted cash flows. When deemed appropriate, third-party appraisal firms are engaged to assist in fair value determination of fixed assets, intangible assets and certain other assets and liabilities.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Quanta is finalizing its fair value assessments for the acquired assets and assumed liabilities related to businesses acquired subsequent to June 30, 2019, and further adjustments to the purchase price allocations may occur. As of June 30, 2020, the estimated fair values of the net assets acquired were preliminary, with possible updates primarily related to pre-acquisition contingent liabilities, as further described in Legal Proceedings — Hallen Acquisition Assumed Liability in Note 11, and tax estimates. Consideration amounts are also subject to the finalization of closing working capital adjustments. The aggregate consideration paid or payable for businesses acquired between June 30, 2019 and June 30, 2020 was allocated to acquired assets and assumed liabilities, which resulted in an allocation of $76.7 million to net tangible assets, $190.0 million to identifiable intangible assets and $102.7 million to goodwill (in thousands).

	2020	2019
Consideration:
Cash paid or payable	$19,377	$395,258
Value of Quanta common stock issued	4,158	1,791
Contingent consideration	2,250	—
Fair value of total consideration transferred or estimated to be transferred	$25,785	$397,049

Accounts receivable	$4,888	$112,142
Contract assets	—	11,869
Other current assets	1,691	14,290
Property and equipment	6,233	60,133
Other assets	—	149
Identifiable intangible assets	4,561	192,786
Contract liabilities	—	(11,856)
Other current liabilities	(1,174)	(73,698)
Deferred tax liabilities, net	(483)	(12,455)
Other long-term liabilities	—	(5,345)
Total identifiable net assets	15,716	288,015
Goodwill	10,069	112,173
Fair value of net assets acquired	25,785	400,188
Bargain purchase gain	—	(3,139)
Fair value of total consideration transferred or estimated to be transferred	$25,785	$397,049

Goodwill represents the amount by which the purchase price for an acquired business exceeds the net fair value of the assets acquired and liabilities assumed, and a bargain purchase gain results when the amount of the net fair value of the assets acquired and liabilities assumed exceeds the purchase price for an acquired business. The acquisition of the electrical infrastructure services business in Canada that occurred during the year ended December 31, 2019 included the recognition of a bargain purchase gain of $3.1 million, which was recorded in “Other income (expense), net” in the accompanying condensed consolidated statements of operations.
The acquisitions completed in 2020 and 2019 strategically expanded Quanta’s domestic and international pipeline and industrial and domestic and international electric power service offerings, which Quanta believes contributes to the recognition of goodwill. Approximately $3.8 million of goodwill is expected to be deductible for income tax purposes related to acquisitions completed in 2020, and $82.1 million is expected to be deductible for income tax purposes related to acquisitions completed in 2019.

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

The following unaudited supplemental pro forma results of operations for Quanta, which incorporates the acquisitions completed in 2020 and 2019, have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$2,506,231	$2,996,243	$5,273,181	$5,964,481
Gross profit	355,264	351,820	688,666	748,918
Selling, general and administrative expenses	227,852	235,433	458,954	479,288
Amortization of intangible assets	17,779	18,798	35,845	37,858
Net income	74,795	36,875	116,799	166,291
Net income attributable to common stock	73,946	35,760	113,133	164,629

Earnings per share:
Basic	$0.53	$0.24	$0.80	$1.13
Diluted	$0.52	$0.24	$0.78	$1.12

The pro forma combined results of operations for the six months ended June 30, 2020 and the three and six months ended June 30, 2019 were prepared by adjusting the historical results of Quanta to include the historical results of the acquisitions completed in 2020 as if they occurred January 1, 2019. The pro forma amounts for the three months ended June 30, 2020 are the same as the historical results since there were no acquisitions in the three months ended June 30, 2020. The pro forma combined results of operations for the three and six months ended June 30, 2019 were prepared by also adjusting the historical results of Quanta to include the historical results of the acquisitions completed in 2019 as if they occurred January 1, 2018. These pro forma combined historical results were adjusted for the following: a reduction of interest expense as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest expense as a result of the cash consideration paid; an increase in amortization expense due to the incremental intangible assets recorded; changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies; an increase in the number of outstanding shares of Quanta common stock; and reclassifications to conform the acquired businesses’ presentation to Quanta’s accounting policies. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs or any cost savings or other synergies that resulted or may result from the acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.
Revenues of approximately $5.9 million and income before income taxes of approximately $0.9 million, which included no acquisition-related costs, are included in Quanta’s consolidated results of operations for the three months ended June 30, 2020 related to the acquisitions completed in 2020. Revenues of approximately $7.8 million and a nominal amount of loss before income taxes, which included $0.8 million of acquisition-related costs, are included in Quanta’s consolidated results of operations for the six months ended June 30, 2020 related to the acquisitions completed in 2020. Revenues of approximately $14.3 million and income before income taxes of approximately $5.1 million, which included no acquisition-related costs, are included in Quanta’s

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

consolidated results of operations for the three months ended June 30, 2019 related to the acquisitions completed in 2019. Revenues of approximately $21.7 million and income before income taxes of approximately $4.1 million, which included $2.4 million of acquisition-related costs, are included in Quanta’s consolidated results of operations for the six months ended June 30, 2019 related to the acquisitions completed in 2019.
In July 2020, Quanta acquired a professional engineering business located in the United States that provides infrastructure engineering and design services to electric utilities, gas utilities and communications services companies, as well as permitting and utility locating services. Beginning on the acquisition date, the results of the acquired business will generally be included in the Electrical Power Infrastructure Services segment.
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
A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Infrastructure Services Division	Pipeline and Industrial Infrastructure Services Division	Total
Balance at December 31, 2018:
Goodwill	$1,313,078	$683,284	$1,996,362
Accumulated impairment	—	(96,483)	(96,483)
	1,313,078	586,801	1,899,879

Goodwill related to acquisitions completed in 2019	43,183	67,200	110,383
Purchase price allocation adjustments	1,503	—	1,503
Foreign currency translation adjustments	7,399	3,511	10,910

Balance at December 31, 2019:
Goodwill	1,365,163	753,938	2,119,101
Accumulated impairment	—	(96,426)	(96,426)
	1,365,163	657,512	2,022,675

Goodwill related to acquisitions completed in 2020	3,768	6,301	10,069
Purchase price allocation adjustments	1,771	19	1,790
Foreign currency translation adjustments	(7,532)	(4,007)	(11,539)

Balance at June 30, 2020:
Goodwill	1,363,170	756,046	2,119,216
Accumulated impairment	—	(96,221)	(96,221)
	$1,363,170	$659,825	$2,022,995

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Quanta’s intangible assets and the remaining weighted average amortization periods related to its intangible assets subject to amortization were as follows (in thousands except for weighted average amortization periods, which are in years):

	As of				As of
	June 30, 2020				December 31, 2019
	Remaining Weighted Average Amortization Period in Years	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Intangible Assets	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6.0	$531,823	$(240,578)	$291,245	$532,808	$(213,915)	$318,893
Backlog	2.3	143,615	(141,212)	2,403	144,704	(141,580)	3,124
Trade names	14.3	93,007	(29,087)	63,920	93,396	(26,145)	67,251
Non-compete agreements	3.0	43,718	(34,446)	9,272	43,281	(32,868)	10,413
Patented rights and developed technology	2.3	22,440	(21,173)	1,267	22,719	(20,682)	2,037
Curriculum	7.9	11,712	(2,510)	9,202	11,712	(2,696)	9,016
Total intangible assets subject to amortization	7.3	846,315	(469,006)	377,309	848,620	(437,886)	410,734
Engineering license		3,000	—	3,000	3,000	—	3,000
Total intangible assets		$849,315	$(469,006)	$380,309	$851,620	$(437,886)	$413,734

Amortization expense for intangible assets was $17.8 million and $12.6 million for the three months ended June 30, 2020 and 2019 and $35.7 million and $25.3 million for the six months ended June 30, 2020 and 2019.
The estimated future aggregate amortization expense of intangible assets subject to amortization as of June 30, 2020 is set forth below (in thousands):

Year Ending December 31:
Remainder of 2020	$35,354
2021	68,450
2022	63,434
2023	54,714
2024	41,758
Thereafter	113,599
Total	$377,309

6. PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Amounts attributable to common stock:
Net income attributable to common stock	$73,946	$27,344	$112,632	$147,832

Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	139,856	145,935	142,154	145,525
Effect of dilutive unvested non-participating stock-based awards	3,665	1,306	3,059	1,340
Weighted average shares outstanding for diluted earnings per share attributable to common stock	143,521	147,241	145,213	146,865

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Basic and diluted earnings per share attributable to common stock are computed using the weighted average number of shares of common stock outstanding during the applicable period. Exchangeable shares that were issued pursuant to certain of Quanta’s historical acquisitions (as further discussed in Note 9), which are exchangeable on a one-for-one basis with shares of Quanta common stock, have been included in the calculation of weighted average shares outstanding for basic and diluted earnings per share attributable to common stock for the portion of the periods that they were outstanding. Additionally, unvested stock-based awards that contain non-forfeitable rights to dividends or dividend equivalents (participating securities) have been included in the calculation of basic and diluted earnings per share attributable to common stock for the portion of the periods that the awards were outstanding. Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock included 1.5 million and 1.9 million weighted average participating securities for the three and six months ended June 30, 2020 and 3.0 million and 2.9 million weighted average participating securities for the three and six months ended June 30, 2019.
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
7. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Borrowings under senior secured credit facility	$1,361,841	$1,346,290
Other long-term debt	22,391	13,275
Finance leases	1,400	957
Total long-term debt obligations	1,385,632	1,360,522
Less — Current maturities of long-term debt	70,076	68,327
Total long-term debt obligations, net of current maturities	$1,315,556	$1,292,195

Quanta’s current maturities of long-term debt and short-term debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Short-term debt	$1,761	$6,542
Current maturities of long-term debt	70,076	68,327
Current maturities of long-term debt and short-term debt	$71,837	$74,869

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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Quanta borrowed $600.0 million under the term loan facility in October 2018 and $687.5 million under the term loan facility in September 2019 and used the majority of such proceeds to repay outstanding revolving loans under the credit agreement. As of June 30, 2020, Quanta had $1.36 billion of borrowings outstanding under the credit agreement, which included $1.21 billion borrowed under the term loan facility and $152.6 million of outstanding revolving loans. Of the total outstanding borrowings, $1.21 billion were denominated in U.S. dollars, $111.9 million were denominated in Canadian dollars and $40.7 million were denominated in Australian dollars. Quanta also had $374.7 million of letters of credit issued under the revolving credit facility, of which $254.8 million were denominated in U.S. dollars and $119.9 million were denominated in currencies other than the U.S. dollar, primarily Canadian and Australian dollars as of such date. As of June 30, 2020, the remaining $1.61 billion of available commitments under the revolving credit facility was available for additional revolving loans or letters of credit in U.S. dollars and certain alternative currencies.
Borrowings under the credit facility and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Maximum amount outstanding under the credit facility during the period	$1,742,995	$1,637,602	$2,023,326	$1,637,602
Average daily amount outstanding under the credit facility	$1,481,378	$1,524,763	$1,465,994	$1,395,349
Weighted-average interest rate	1.65%	3.88%	2.37%	3.90%

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
Term loans bear interest at rates generally consistent with the revolving loans borrowed in U.S. dollars, except that the additional amount over the Eurocurrency Rate is 1.125% to 1.875%, as determined based on Quanta’s Consolidated Leverage Ratio. Quanta made quarterly principal payments of $7.5 million on the term loan through September 2019 and is currently required to make quarterly principal payments of $16.1 million on the term loans on the last business day of each March, June, September and December. The aggregate outstanding principal amount of all outstanding term loans must be paid on the maturity date; however, Quanta may voluntarily prepay that amount from time to time, in whole or in part, without premium or penalty.
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
The credit agreement contains certain covenants, including (i) a maximum Consolidated Leverage Ratio of 3.0 to 1.0 (except that in connection with certain permitted acquisitions in excess of $200.0 million, such ratio is 3.5 to 1.0 for the fiscal quarter in which the acquisition is completed and the two subsequent fiscal quarters) and (ii) a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0. As of June 30, 2020, Quanta was in compliance with all of the financial covenants under the credit agreement.
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
The credit agreement provides for customary events of default and generally contains cross-default provisions with Quanta’s underwriting, continuing indemnity and security agreement with its sureties and certain other debt instruments exceeding $150.0 million in borrowings or availability. If an Event of Default (as defined in the credit agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the credit agreement, the lenders may declare all amounts outstanding and accrued and unpaid interest immediately due and payable, require that Quanta provide cash collateral for all outstanding letter of credit obligations, terminate the commitments under the credit agreement, and foreclose on the collateral.
8. LEASES:
Quanta primarily leases land, buildings, vehicles, construction equipment and office equipment. As of June 30, 2020, the majority of Quanta’s leases had remaining lease terms not exceeding ten years. Certain leases include options to extend their terms in increments of up to five years and/or options to terminate. The components of lease costs in the accompanying condensed consolidated statements of operations are as follows (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease cost	Classification	2020	2019	2020	2019
Finance lease cost:
Amortization of lease assets	Depreciation (1)	$260	$283	$462	$656
Interest on lease liabilities	Interest expense	17	18	34	39
Operating lease cost	Cost of services and Selling, general and administrative expenses	29,975	30,377	59,712	60,735
Short-term and variable lease cost (2)	Cost of services and Selling, general and administrative expenses	147,953	194,630	318,318	394,928
Total lease cost		$178,205	$225,308	$378,526	$456,358

(1)	Depreciation is included within “Cost of services” and “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.

(2)
Short-term lease cost includes both leases and rentals with initial terms of one year or less. Variable lease cost is insignificant and primarily relates to real estate leases and consists of common area maintenance charges, real estate taxes, insurance and other variable costs.

Quanta has entered into lease arrangements for real property and facilities with certain related parties, typically an employee of Quanta who is the former owner of a business acquired by Quanta that continues to utilize the leased premises. Quanta utilizes third party market valuations to evaluate rental rates for these properties and facilities, and the lease agreements generally have remaining lease terms of up to five years, subject to renewal options. Related party lease expense was $4.3 million and $4.0 million for the three months ended June 30, 2020 and 2019 and $8.7 million and $8.1 million for the six months ended June 30, 2020 and 2019.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The components of leases in the accompanying condensed consolidated balance sheet were as follows (in thousands):

Lease type	Classification	June 30, 2020	December 31, 2019
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$275,816	$284,369
Finance lease assets	Property and equipment, net of accumulated depreciation	1,593	1,043
Total lease assets		$277,409	$285,412
Liabilities:
Current:
Operating	Current portion of operating lease liabilities	$90,358	$92,475
Finance	Current maturities of long-term debt and short-term debt	489	440

Non-current:
Operating	Operating lease liabilities, net of current portion	192,300	196,521
Finance	Long-term debt, net of current maturities	911	517
Total lease liabilities		$284,058	$289,953

Certain of Quanta’s equipment rental agreements contain purchase options pursuant to which the purchase price is offset by a portion of the rental payments. When rental purchase options are exercised and a substantive benefit is deemed to be transferred to a third-party lessor, the transaction is deemed to be a financing transaction for accounting purposes. This results in the recognition of an asset equal to the purchase price being recorded in “Property, plant and equipment, net of accumulated depreciation,” and the recognition of a corresponding liability in “Current maturities of long-term debt and short-term debt” and “Long-term debt, net of current maturities.” As of June 30, 2020 and December 31, 2019, the assets recorded, net of accumulated depreciation, totaled $21.1 million and $11.8 million.
Future minimum lease payments for operating and finance leases were as follows (in thousands):

	As of June 30, 2020
	Operating Leases	Finance Leases	Total
Remainder of 2020	$53,636	$330	$53,966
2021	86,556	469	87,025
2022	61,429	343	61,772
2023	41,816	247	42,063
2024	25,036	122	25,158
Thereafter	41,034	—	41,034
Total future minimum operating and finance lease payments	$309,507	$1,511	$311,018
Less imputed interest	(26,849)	(111)	(26,960)
Total lease liabilities	$282,658	$1,400	$284,058

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Future minimum lease payments for short-term leases, which are not recorded in the consolidated balance sheets due to Quanta’s accounting policy election, were $21.9 million as of June 30, 2020. Month-to-month rental expense associated primarily with certain equipment rentals is excluded from these amounts because Quanta is unable to accurately predict future rental amounts.
The weighted average remaining lease terms and discount rates were as follows:

As of June 30, 2020
Weighted average remaining lease term (in years):
Operating leases	4.31
Finance leases	3.14
Weighted average discount rate:
Operating leases	4.2%
Finance leases	4.2%

Quanta has also guaranteed the residual value on certain of its equipment operating leases, agreeing to pay any difference between this residual value and the fair market value of the underlying asset at the date of lease termination. At June 30, 2020, the maximum guaranteed residual value of this equipment was $808.8 million. While Quanta believes that no significant payments will be made as a result of these residual value guarantees, there can be no assurance that significant payments will not be required in the future.
As of June 30, 2020, Quanta had additional operating lease obligations that had not yet commenced of $8.0 million. These operating leases will commence in 2020 with lease terms of one to ten years.
9. EQUITY:
Exchangeable Shares
In connection with certain prior acquisitions of Canadian businesses, the former owners of the acquired businesses received exchangeable shares of certain Canadian subsidiaries of Quanta, which could be exchanged at the option of the holders for Quanta common stock on a one-for-one basis. All holders of exchangeable shares had rights equivalent to Quanta common stockholders with respect to dividends and other economic rights. During the six months ended June 30, 2020 and 2019, a nominal amount and 0.4 million exchangeable shares were exchanged for Quanta common stock, and as of June 30, 2020, no exchangeable shares remained outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Treasury Stock
General. Treasury stock is recorded at cost. Under Delaware law, treasury stock is not counted for quorum purposes or entitled to vote.
Shares withheld for tax withholding obligations. The tax withholding obligations of employees upon vesting of RSUs and PSUs settled in common stock are typically satisfied by Quanta making tax payments and withholding the number of vested shares having a value on the date of vesting equal to the tax withholding obligation. For the settlement of these liabilities, Quanta withheld a nominal amount and 0.1 million of Quanta common stock during the three months ended June 30, 2020 and 2019, which had a market value of $0.5 million and $0.8 million, and withheld 0.6 million and 0.5 million of Quanta common stock during the six months ended June 30, 2020 and 2019, which had a market value of $23.7 million and $16.1 million. These shares and the related costs to acquire them were accounted for as adjustments to the balance of treasury stock.
Notional amounts recorded related to deferred compensation plans. For RSUs and PSUs that vest but the settlement of which is deferred under a deferred compensation plan, Quanta records a notional amount to “Treasury stock” and an offsetting amount to “Additional paid-in capital” (APIC). At vesting, only shares withheld for tax liabilities other than income taxes are added to outstanding treasury shares, as the shares of Quanta common stock associated with deferred stock-based awards are not issued until settlement of the award. Upon settlement of the deferred stock-based awards and issuance of the associated Quanta common stock, the original accounting entry is reversed. The net amounts recorded to treasury stock related to the deferred compensation plans were $0.1 million and a nominal amount during the three months ended June 30, 2020 and 2019 and $3.6 million and $3.7 million during the six months ended June 30, 2020 and 2019.
Stock repurchases. During the third quarter of 2018, Quanta’s Board of Directors approved a stock repurchase program that authorizes Quanta to purchase, from time to time through June 30, 2021, up to $500.0 million of its outstanding common stock (the 2018 Repurchase Program).
Quanta repurchased the following shares of common stock in the open market under the stock repurchase programs (in thousands):

Quarter ended:	Shares	Amount
June 30, 2020	—	$—
March 31, 2020	5,960	$200,000
December 31, 2019	—	$—
September 30, 2019	—	$—
June 30, 2019	—	$—
March 31, 2019	376	$11,954

Quanta’s policy is to record a stock repurchase as of the trade date; however, the payment of cash related to the repurchase is made on the settlement date of the trade. During the three months ended June 30, 2020 and 2019, cash payments related to stock repurchases were none and $0.2 million, and during the six months ended June 30, 2020 and 2019, cash payments related to stock repurchases were $200.0 million and $20.1 million.
As of June 30, 2020, $86.8 million remained under the 2018 Repurchase Program. Repurchases under the 2018 Repurchase Program may be implemented through open market repurchases or privately negotiated transactions, at management’s discretion, based on market and business conditions, applicable contractual and legal requirements, including restrictions under Quanta’s senior secured credit facility, and other factors. Quanta is not obligated to acquire any specific amount of common stock, and the 2018 Repurchase Program may be modified or terminated by Quanta’s Board of Directors at any time at its sole discretion and without notice.
Non-controlling Interests
Quanta holds interests in various entities through both joint venture entities that provide infrastructure-related services under specific customer contracts, either directly or through subcontracting relationships, and other equity investments in partially owned entities that own and operate certain infrastructure assets, including investments entered into through the partnership structure Quanta formed with certain infrastructure investors. Quanta has determined that certain of these joint ventures where Quanta provides the majority of the infrastructure services, which management believes most significantly influences the economic performance of such joint ventures, are VIEs. Management has concluded that Quanta is the primary beneficiary of these joint ventures and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

accounted for as “Non-controlling interests” in Quanta’s condensed consolidated balance sheets. Net income attributable to the other participants in the amounts of $0.8 million and $1.1 million for the three months ended June 30, 2020 and 2019 and $3.7 million and $1.7 million for the six months ended June 30, 2020 and 2019 has been accounted for as a reduction of net income in deriving “Net income attributable to common stock” in Quanta’s condensed consolidated statements of operations.
The carrying amount of the investments in VIEs held by Quanta was $12.0 million and $12.0 million at June 30, 2020 and December 31, 2019. The carrying amount of investments held by the non-controlling interests in these VIEs at June 30, 2020 and December 31, 2019 was $3.6 million and $3.5 million. During the three months ended June 30, 2020 and 2019, net distributions to non-controlling interests were $2.0 million and $1.1 million. During the six months ended June 30, 2020 and 2019, net distributions to non-controlling interests were $3.9 million and $1.6 million. There were no other material changes in equity as a result of transfers to/from the non-controlling interests during the three and six months ended June 30, 2020 or 2019. See Note 11 for further disclosures related to Quanta’s joint venture arrangements.
Dividends
Quanta declared the following cash dividends and cash dividend equivalents during 2019 and the first six months of 2020 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
May 28, 2020	July 1, 2020	July 15, 2020	$0.05	$7,182
March 26, 2020	April 6, 2020	April 15, 2020	$0.05	$7,184
December 11, 2019	January 2, 2020	January 16, 2020	$0.05	$7,371
August 28, 2019	October 1, 2019	October 15, 2019	$0.04	$5,564
May 24, 2019	July 1, 2019	July 15, 2019	$0.04	$6,233
March 21, 2019	April 5, 2019	April 19, 2019	$0.04	$5,896

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
10. STOCK-BASED COMPENSATION:
Stock Incentive Plans
The 2019 Plan was approved by Quanta’s stockholders in May 2019 and provides for the award of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, RSUs, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Current and prospective employees, directors, officers, advisors or consultants of Quanta or its affiliates are eligible to participate in the 2019 Plan. Subject to certain adjustments, the maximum number of shares available for issuance under the 2019 Plan is 7,466,592 shares, plus any shares underlying share-settling awards previously awarded pursuant to the 2011 Plan that are ultimately forfeited, canceled, expired or settled in cash subsequent to stockholder approval of the 2019 Plan. All awards subsequent to stockholder approval of the 2019 Plan have been and will be made pursuant to the 2019 Plan and applicable award agreements. Awards made under the 2011 Plan prior to approval of the 2019 Plan remain subject to the terms of the 2011 Plan and applicable award agreements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

RSUs to be Settled in Common Stock
During the three months ended June 30, 2020 and 2019, Quanta granted a nominal amount and 0.1 million shares of RSUs to be settled in common stock, with weighted average grant date fair values of $35.90 and $36.50. During the six months ended June 30, 2020 and 2019, Quanta granted 1.9 million and 1.6 million shares of RSUs to be settled in common stock, with weighted average grant date fair values of $39.03 and $35.86. The grant date fair value for RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. RSU awards to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs in three equal annual installments following the date of grant. Holders of RSUs to be settled in common stock awarded under the 2011 Plan generally are entitled to receive a cash dividend equivalent payment equal to any cash dividend payable on account of the underlying Quanta common stock on the payment date of any such dividend. Holders of RSUs to be settled in common stock awarded under the 2019 Plan are also entitled to cash dividend equivalent payments in an amount equal to any cash dividend payable on account of the underlying Quanta common stock; however, payment of such amounts is not made until the RSUs vest, such that the dividend equivalent payments are subject to forfeiture.
During each of the three months ended June 30, 2020 and 2019, vesting activity consisted of approximately 0.1 million of RSUs settled in common stock with an approximate fair value at the time of vesting of $2.2 million and $3.1 million. During each of the six months ended June 30, 2020 and 2019, vesting activity consisted of approximately 1.2 million RSUs settled in common stock with an approximate fair value at the time of vesting of $45.9 million and $44.6 million.
During the three months ended June 30, 2020 and 2019, Quanta recognized $14.2 million and $12.6 million of non-cash stock-based compensation expense related to RSUs to be settled in common stock. During the six months ended June 30, 2020 and 2019, Quanta recognized $26.2 million and $23.9 million of non-cash stock-based compensation expense related to RSUs to be settled in common stock. Such expense is recorded in “Selling, general and administrative expenses.” As of June 30, 2020, there was $101.9 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.57 years.
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
During the three months ended June 30, 2020 and 2019, Quanta granted no and a nominal amount of PSUs to be settled in common stock. During the six months ended June 30, 2020 and 2019, Quanta granted 0.4 million and 0.3 million of PSUs to be settled in common stock with a weighted average grant date fair value of $34.56 and $40.15 per unit. The grant date fair value of the PSUs was determined as follows: (i) for the portion of the awards based on company financial and operational performance metrics, by multiplying the number of units granted by the closing price of Quanta’s common stock on the date of grant and (ii) for the portion of the awards based on total shareholder return, by utilizing a Monte Carlo simulation valuation methodology. The Monte Carlo simulation valuation methodology applied the following key inputs:

	2020	2019
Valuation date price based on March 26, 2020 and March 8, 2019 closing stock prices of Quanta common stock	$31.49	$35.19
Expected volatility	34%	25%
Risk-free interest rate	0.35%	2.43%
Term in years	2.76	2.81

Quanta recognizes expense, net of estimated forfeitures, for PSUs based on the forecasted achievement of the company financial and operational performance metrics and forecasted performance with respect to relative total shareholder return, multiplied by the completed portion of the three-year period and the fair value of the total number of shares of common stock that Quanta anticipates will be issued based on such achievement. During the three months ended June 30, 2020 and 2019, Quanta recognized $7.8 million and $1.9 million in compensation expense associated with PSUs. During the six months ended June 30, 2020 and 2019, Quanta recognized $10.7 million and $3.6 million in compensation expense associated with PSUs. Such expense

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

is recorded in “Selling, general and administrative expenses.” During the three months ended June 30, 2020 and 2019, no PSUs vested, and no shares of common stock were issued in connection with PSUs. During the six months ended June 30, 2020, 0.2 million PSUs vested, and 0.5 million shares of common stock were earned and either issued or deferred for future issuance in connection with PSUs. During the six months ended June 30, 2019, 0.2 million PSUs vested, and 0.4 million shares of common stock were earned and either issued or deferred for future issuance in connection with PSUs.
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
Compensation expense related to RSUs to be settled in cash was $1.6 million and $1.1 million for the three months ended June 30, 2020 and 2019 and $2.7 million and $3.7 million for the six months ended June 30, 2020 and 2019. Such expense is recorded in “Selling, general and administrative expenses.” RSUs that are anticipated to be settled in cash are not included in the calculation of weighted average shares outstanding for earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $0.2 million and $2.1 million to settle liabilities related to cash-settled RSUs in the three months ended June 30, 2020 and 2019 and $3.5 million and $5.0 million to settle liabilities related to cash-settled RSUs in the six months ended June 30, 2020 and 2019. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $2.4 million and $4.3 million at June 30, 2020 and December 31, 2019.
11. COMMITMENTS AND CONTINGENCIES:
Investments in Affiliates and Other Entities
As described in Notes 2 and 9, Quanta holds investments in various entities, including joint venture entities that provide infrastructure-related services under specific customer contracts and partially owned entities that own, operate and/or maintain certain infrastructure assets. Losses incurred by these entities are generally shared ratably based on the percentage ownership of the participants in these structures. However, in Quanta’s joint venture structures that provide infrastructure-related services, each participant is typically jointly and severally liable for all of the obligations of the joint venture entity pursuant to the contract with the customer, as a general partner or through a parent guarantee and, therefore, can be liable for full performance of the contract with the customer. In circumstances where Quanta’s participation in a joint venture qualifies as a general partnership, the joint venture partners are jointly and severally liable for all obligations of the joint venture, including obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with these joint and several liabilities. Additionally, typically each joint venture participant agrees to indemnify the other participant for any liabilities incurred in excess of what the other participant is obligated to bear under the respective joint venture agreement or in accordance with the scope of work subcontracted to each participant. It is possible, however, that Quanta could be required to pay or perform obligations in excess of its share if another participant is unable or refuses to pay or perform its share of the obligations. Quanta is not aware of circumstances that would lead to future claims against it for material amounts that would not be indemnified. However, to the extent any such claims arise, they could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations or cash flows.
As described in Note 2, Quanta formed a partnership in 2017 with select investors to invest in certain specified infrastructure projects, and wholly owned subsidiaries of Quanta serve as the general partner of this partnership and as a separately operated registered investment adviser that manages the invested capital. Quanta’s investment balance related to this partnership was $23.9 million as of June 30, 2020. In October 2019, due to certain management changes at the registered investment adviser, the partnership entered into a 180-day period during which the investors and Quanta evaluated the partnership, and at the end of such period in April 2020, the investment period for any future investments ended.
Contingent Consideration Liabilities
As discussed in further detail in Note 2, Quanta is obligated to pay contingent consideration amounts to the former owners of certain acquired businesses in the event that such acquired businesses achieve specified performance objectives. As of June 30, 2020 and December 31, 2019, the estimated fair value of Quanta’s contingent consideration liabilities totaled $75.8 million and $84.2 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Committed Expenditures
Quanta has capital commitments for the expansion of its equipment fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of June 30, 2020, Quanta had $34.1 million of production orders with expected delivery dates in 2020. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that the majority of these orders will be assigned to third party leasing companies and made available under certain master equipment lease agreements, thereby releasing Quanta from its capital commitments.
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
As of the date of the contract terminations, Redes had recognized revenues of approximately $157 million related to the design and construction of the project and had received approximately $100 million of payments (inclusive of the approximately $87 million advance payments). Furthermore, upon completion of the transfer of the networks (as completed at the time of the contract terminations) to PRONATEL, which is required upon termination of the contracts and is expected to be completed in the

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

third quarter of 2020, PRONATEL and the MTC will possess the networks, for which PRONATEL has paid approximately $100 million while collecting approximately $112 million of bond proceeds. Quanta believes that PRONATEL’s actions represent an abuse of power and unfair and inequitable treatment and that PRONATEL and the MTC have been unjustly enriched. Specifically, under the terms of the contracts, the advance payment bonds were to be exercised only if it is determined that Redes did not use the advance payments for their intended purpose, in which case Redes would be obligated to return the portion of the advance payments not properly used. In connection with PRONATEL exercising the bonds, Redes was not afforded the opportunity to provide evidence of its proper use of the advance payments for project expenditures. Redes has incurred substantially more than the advance payment amounts in the execution of the project, and Quanta believes Redes has used the advance payment amounts for their intended purpose.
Quanta also reserves the right to seek full compensation for the loss of its investment under other applicable legal regimes, including investment treaties and customary international law, as well as to seek resolution through direct discussions with PRONATEL or the MTC.
Quanta believes Redes is entitled to all amounts described in the claims above and intends to vigorously pursue those claims in the pending arbitration proceeding and/or additional arbitration proceedings. However, as a result of the contract terminations and the inherent uncertainty involved in arbitration proceedings and recovery of amounts owed, there can be no assurance that Redes will prevail on those claims or in defense of liquidated damages claims or any other claims that may be asserted by PRONATEL. As a result, during the three months ended June 30, 2019, Quanta recorded a charge to earnings of $79.2 million, which included a reduction of previously recognized earnings on the project, a reserve against a portion of the project costs incurred through the project termination date, an accrual for a portion of the alleged liquidated damages, and the estimated costs to complete the project turnover and close out the project. The reduction of previously recognized earnings on the project during the three months ended June 30, 2019 included $14.5 million related to the correction of prior period errors associated with the determination of total estimated project costs and the resulting revenue recognized. Quanta assessed the materiality of the prior period errors and determined that the errors were immaterial individually and in the aggregate to its previously issued financial statements.
As of June 30, 2020, after taking into account the above charge, Quanta had a contract receivable of approximately $120 million related to the project, which includes the approximately $87 million PRONATEL collected through exercise of the advance payment bonds. The contract receivable from PRONATEL is included in “Other assets, net” in the accompanying consolidated balance sheet as of June 30, 2020.
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
As of June 30, 2020, Quanta had recorded an accrual with respect to this matter based on the current estimated amount of probable loss. However, based on the information currently available, Quanta cannot estimate the range of additional reasonably possible loss in connection with this matter. If, upon final resolution of this matter, Quanta is unsuccessful, any liquidated damages or warranty defect damages in excess of Quanta’s current loss accrual would be recorded as additional costs on the project.
Lorenzo Benton v. Telecom Network Specialists, Inc., et al. In June 2006, plaintiff Lorenzo Benton filed a class action complaint in the Superior Court of California, County of Los Angeles, alleging various wage and hour violations against Telecom Network Specialists (TNS), a former subsidiary of Quanta. Quanta retained liability associated with this matter pursuant to the terms of Quanta’s sale of TNS in December 2012. Benton represents a class of workers that includes all persons who worked on certain TNS projects, including individuals that TNS retained through numerous staffing agencies. The plaintiff class in this matter

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

is seeking damages for unpaid wages, penalties associated with the failure to provide meal and rest periods and overtime wages, interest and attorneys’ fees. In January 2017, the trial court granted a summary judgment motion filed by the plaintiff class and found that TNS was a joint employer of the class members and that it failed to provide adequate meal and rest breaks and failed to pay overtime wages. During 2019 and 2020, the parties filed additional summary judgment and other motions and a bench trial on liability and damages was held. As of July 2020, liability and damages for significantly all claims had been determined by the trial court, with the amount of liability for TNS determined to be approximately $8.8 million. This amount includes damages and interest though the date of the trial court’s orders, but does not include attorneys’ fees or costs, which are yet to be determined. Quanta believes the court’s decisions on liability and damages are not supported by controlling law and continues to contest its liability and the damage calculation asserted by the plaintiff class in this matter.
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
The final amount of liability, if any, payable in connection with this matter remains the subject of pending litigation and will ultimately depend on various factors, including the outcome of Quanta’s appeal of the trial court’s rulings on liability and damages, the final determination with respect to any additional damages owed by Quanta, and the solvency of the staffing agencies. Based on review and analysis of the trial court’s rulings on liability, Quanta does not believe, at this time, that it is probable this matter will result in a material loss. However, if Quanta is unsuccessful in this litigation and the staffing agencies are unable to fund damages owed to class members, Quanta believes the range of reasonably possible loss to Quanta upon final resolution of this matter could be up to approximately $8.8 million, plus additional interest and attorneys’ fees and expenses of the plaintiff class.
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
Hallen’s liabilities associated with this matter are expected to be covered under applicable insurance policies or contractual remedies negotiated by Quanta with the former owners of Hallen. As of June 30, 2020, Quanta had not recorded an accrual for any probable and estimable loss related to this matter. However, the ultimate amount of liability in connection with this matter remains subject to uncertainties associated with pending litigation, including, among other things, the apportionment of liability among the defendants and other responsible parties and the likelihood and amount of potential damages claims. As a result, this matter could result in a loss that is in excess of, or not covered by, such insurance or contractual remedies, which could have a material adverse effect on Quanta’s consolidated results of operations and cash flows.
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
For example, on January 29, 2019, PG&E, one of Quanta’s largest customers, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, as amended. As of the bankruptcy filing date, Quanta had $165 million of billed and unbilled receivables. During the bankruptcy case, the bankruptcy court approved the assumption by PG&E of certain contracts with subsidiaries of Quanta, pursuant to which PG&E paid $128 million of Quanta’s pre-petition receivables as of June 30, 2020. PG&E subsequently assumed its remaining contracts with Quanta’s subsidiaries as part of its Chapter 11 plan of reorganization, which was confirmed by the bankruptcy court in June 2020. Quanta also sold $36 million of its pre-petition receivables to a third party during the three months ended December 31, 2019 in exchange for cash consideration of $34 million, subject to certain claim disallowance provisions, the occurrence of which could result in Quanta’s obligation to repurchase some or all of the pre-petition receivables sold. Quanta expects the remaining $1 million of pre-petition receivables to be sold or ultimately collected under the terms of the plan of reorganization.
At June 30, 2020 and December 31, 2019, no customer represented 10% or more of Quanta’s consolidated net receivable position. No customer represented 10% or more of Quanta’s consolidated revenues for the three and six months ended June 30, 2020. PG&E, a customer within Quanta’s Electric Power Infrastructure Services segment, represented 13.3% and 11.5% of Quanta’s consolidated revenues for the three and six months ended June 30, 2019.
Insurance
As discussed in Note 2, Quanta is insured for employer’s liability, workers’ compensation, auto liability, general liability and group health claims. As of June 30, 2020 and December 31, 2019, the gross amount accrued for insurance claims totaled $298.4 million and $287.6 million, with $220.1 million and $212.9 million considered to be long-term and included in “Insurance and other non-current liabilities.” Related insurance recoveries/receivables as of June 30, 2020 and December 31, 2019 were $31.6 million and $35.1 million, of which $0.3 million and $0.3 million are included in “Prepaid expenses and other current assets” and $31.3 million and $34.8 million are included in “Other assets, net.”
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
As of June 30, 2020, Quanta had $374.7 million in outstanding letters of credit under its senior secured credit facility securing its casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2020 and 2021. Quanta expects to renew the majority of the letters of credit related to the casualty insurance program for subsequent one-year periods upon maturity. Quanta is not aware of any claims currently asserted or threatened under any of these letters of credit that are material, individually or in the aggregate. However, to the extent payment is required for any such claims, the amount paid could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations or cash flows.
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
Performance bonds expire at various times ranging from mechanical completion of a project to a period extending beyond contract completion in certain circumstances, and as such a determination of maximum potential amounts outstanding requires the use of certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of Quanta’s bonded operating activity. As of June 30, 2020, the total amount of the outstanding performance bonds was estimated to be approximately $3.0 billion. Quanta’s estimated maximum exposure as it relates to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $1.1 billion as of June 30, 2020.
Additionally, from time to time, Quanta guarantees certain obligations and liabilities of its subsidiaries that may arise in connection with, among other things, contracts with customers, equipment lease obligations, joint venture arrangements and contractor licenses. These guarantees may cover all of the subsidiary’s unperformed, undischarged and unreleased obligations and liabilities under or in connection with the relevant agreement. For example, with respect to customer contracts, a guarantee may cover a variety of obligations and liabilities arising during the ordinary course of the subsidiary’s business or operations, including, among other things, warranty and breach of contract claims, third party and environmental liabilities arising from the subsidiary’s work and for which it is responsible, liquidated damages, or indemnity claims. Quanta is not aware of any claims under any of these guarantees that are material, except as set forth in Legal Proceedings – Maurepas Project Dispute above. To the extent a subsidiary incurs a material obligation or liability and Quanta has guaranteed the performance or payment of such liability, the recovery by a customer or other counterparty or a third party will not be limited to the assets of the subsidiary. As a result, responsibility under the guarantee could exceed the amount recoverable from the subsidiary alone and could materially and adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows.
Employment Agreements
Quanta has various employment agreements with certain executives and other employees, which provide for compensation, other benefits and, under certain circumstances, severance payments and post-termination stock-based compensation benefits. Certain employment agreements also contain clauses that require the potential payment of specified amounts to such employees upon the occurrence of a defined change in control event.
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
Quanta may be subject to additional liabilities imposed by law as a result of its participation in multiemployer defined benefit pension plans. For example, the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, imposes certain liabilities upon an employer who is a contributor to a multiemployer pension plan if the employer withdraws or is deemed to have withdrawn from the plan or the plan is terminated or experiences a mass withdrawal. These liabilities include an allocable share of the unfunded vested benefits in the plan for all plan participants, not merely the benefits payable to a contributing employer’s own retirees. As a result, participating employers may bear a higher proportion of liability for unfunded vested benefits if other participating employers cease to contribute or withdraw, with the reallocation of liability being more acute in cases when a withdrawn employer is insolvent or otherwise fails to pay its withdrawal liability. Quanta is not aware of any material withdrawal liabilities that have been incurred or asserted and that remain outstanding as a result of a withdrawal by Quanta from a multiemployer defined benefit pension plan. However, Quanta’s future contribution obligations and potential withdrawal liability exposure could vary based on the investment and actuarial performance of the multiemployer pension plans to which it contributes and other factors, which could be negatively impacted as a result of the unfavorable and uncertain economic and financial market conditions resulting from the ongoing COVID-19 pandemic and related issues. Quanta has been subject to significant withdrawal liabilities in the past, including in connection with its withdrawal from the Central States, Southeast and Southwest Areas Pension Plan. To the extent Quanta is subject to material withdrawal liabilities in the future, such liability could adversely affect its business, financial condition, results of operations or cash flows.
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
In the normal course of Quanta’s acquisition transactions, Quanta obtains rights to indemnification from the sellers or former owners of acquired businesses for certain risks, liabilities and obligations arising from their prior operations, such as performance, operational, safety, workforce or tax issues, some of which Quanta may not have discovered during due diligence. However, the indemnities may not cover all of Quanta’s exposure for such pre-acquisition matters, or the indemnitors may be unwilling or unable to pay amounts owed to Quanta. Accordingly, Quanta may incur expenses for which it is not reimbursed, and such amounts could be material and could have a material adverse effect on Quanta’s business or consolidated financial condition, results of operations and cash flows. Quanta is currently in the process of pursuing indemnity for certain pre-acquisition obligations associated with non-U.S. payroll taxes of a business acquired by Quanta in 2013. As of June 30, 2020, the indemnification asset amounted to $1.9 million. Additionally, Quanta has obtained certain indemnification rights from the former owners of Hallen with respect to contingent liabilities that were assumed in connection with the acquisition, as set forth in Legal Proceedings — Hallen Acquisition Assumed Liability above.
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
Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Electric Power Infrastructure Services	$1,792,918	$1,734,336	$3,559,945	$3,398,359
Pipeline and Industrial Infrastructure Services	713,313	1,104,863	1,710,381	2,248,099
Consolidated revenues	$2,506,231	$2,839,199	$5,270,326	$5,646,458
Operating income (loss):
Electric Power Infrastructure Services	$183,896	$92,935	$312,654	$254,552
Pipeline and Industrial Infrastructure Services	21,250	69,943	52,527	110,642
Corporate and non-allocated costs	(92,230)	(84,298)	(171,528)	(167,127)
Consolidated operating income	$112,916	$78,580	$193,653	$198,067
Depreciation:
Electric Power Infrastructure Services	$28,987	$26,714	$57,700	$51,965
Pipeline and Industrial Infrastructure Services	21,432	22,734	42,967	45,289
Corporate and non-allocated costs	4,107	4,363	8,269	8,773
Consolidated depreciation	$54,526	$53,811	$108,936	$106,027

Quanta has concluded to pursue an orderly exit of its operations in Latin America. Electric Power Infrastructure Services revenues included $2.4 million and a negative $20.8 million related to Latin American operations for the three months ended June 30, 2020 and 2019 and $7.1 million and $7.0 million related to Latin American operations for the six months ended June 30, 2020 and 2019. Latin American revenues for the three and six months ended June 30, 2019 reflect the reversal of $48.8 million of revenues in connection with the terminated telecommunications project in Peru, a portion of which related to prior periods. Electric Power Infrastructure Services operating income included $15.2 million and $79.3 million of operating losses related to Latin American operations for the three months ended June 30, 2020 and 2019 and $31.5 million and $79.9 million of operating losses related to Latin American operations for the six months ended June 30, 2020 and 2019.
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
Foreign Operations
During the three months ended June 30, 2020 and 2019, Quanta derived $298.4 million and $277.3 million of its revenues from foreign operations. During the six months ended June 30, 2020 and 2019, Quanta derived $794.4 million and $883.9 million of its revenues from foreign operations. Of Quanta’s foreign revenues, 71% and 73% were earned in Canada during the three months ended June 30, 2020 and 2019 and 75% and 78% were earned in Canada during the six months ended June 30, 2020 and 2019. In addition, Quanta held property and equipment of $297.4 million and $314.1 million in foreign countries, primarily Canada, as of June 30, 2020 and December 31, 2019.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

13. SUPPLEMENTAL CASH FLOW INFORMATION:
The net effects of changes in operating assets and liabilities, net of non-cash transactions, on cash flows from operating activities are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Accounts and notes receivable	$237,790	$(56,322)	$360,120	$(215,791)
Contract assets	83,677	(107,165)	100,049	(101,898)
Inventories	2,500	13,091	(1,868)	42,087
Prepaid expenses and other current assets	(33,600)	(73,235)	50,478	(102,574)
Accounts payable and accrued expenses and other non-current liabilities	22,649	44,543	(87,745)	(22,135)
Contract liabilities	19,283	67,390	6,397	44,010
Other, net (1)	(6,591)	(123,795)	(12,253)	(129,348)
Net change in operating assets and liabilities, net of non-cash transactions	$325,708	$(235,493)	$415,178	$(485,649)

(1) The amounts for the three and six months ended June 30, 2019 include the payment of $87 million of on-demand advance payment bonds and $25 million of on-demand performance bonds exercised in connection with the terminated telecommunications project in Peru. See Legal Proceedings – Peru Project Dispute in Note 11 for additional information on this matter.
A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows is as follows (in thousands):

	June 30,
	2020	2019
Cash and cash equivalents	$530,670	$73,356
Restricted cash included in “Prepaid expenses and other current assets”	1,266	3,733
Restricted cash included in “Other assets, net”	917	1,028
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$532,853	$78,117

	March 31,
	2020	2019
Cash and cash equivalents	$377,205	$85,423
Restricted cash included in “Prepaid expenses and other current assets”	3,514	3,038
Restricted cash included in “Other assets, net”	919	1,031
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$381,638	$89,492

	December 31,
	2019	2018
Cash and cash equivalents	$164,798	$78,687
Restricted cash included in “Prepaid expenses and other current assets”	4,026	3,286
Restricted cash included in “Other assets, net”	921	1,283
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$169,745	$83,256
Restricted cash includes any cash that is legally restricted as to withdrawal or usage.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(29,755)	$(29,820)	$(59,237)	$(59,267)
Operating cash flows from finance leases	$(17)	$(17)	$(34)	$(38)
Financing cash flows from finance leases	$(222)	$(482)	$(423)	$(1,112)
Lease assets obtained in exchange for lease liabilities:
Operating leases	$10,658	$27,467	$40,351	$43,406
Finance leases	$17	$220	$883	$621

Additional supplemental cash flow information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cash (paid) received during the period for —
Interest paid	$(8,989)	$(15,725)	$(22,261)	$(29,157)
Income taxes paid	$(9,392)	$(60,333)	$(63,613)	$(68,526)
Income tax refunds	$2,119	$50	$4,458	$1,328

During the six months ended June 30, 2020, in connection with the disposition of a small business, Quanta recorded a note receivable in exchange for the transfer of $8.5 million of inventory.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report) and with our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report), which was filed with the Securities and Exchange Commission (SEC) on February 28, 2020 and is available on the SEC’s website at www.sec.gov and on our website at www.quantaservices.com. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in Uncertainty of Forward-Looking Statements and Information below, Item 1A. Risk Factors of Part II of this Quarterly Report and Item 1A. Risk Factors of Part I of our 2019 Annual Report.
Overview
We are a leading provider of specialty contracting services, delivering comprehensive infrastructure solutions for the electric and gas utility, energy and communications industries in the United States, Canada, Australia and select other international markets. The performance of our business generally depends on our ability to obtain contracts with customers and to effectively deliver the services provided under those contracts. The services we provide include the design, installation, upgrade, repair and maintenance of infrastructure within each of the industries we serve, such as electric power transmission and distribution networks; substation facilities; gas utility systems; refinery, petrochemical and industrial facilities; pipeline transmission systems and facilities; and telecommunications and cable multi-system operator networks. Our customers include many of the leading companies in the industries we serve, and we endeavor to develop and maintain strategic alliances and preferred service provider status with our customers. Our services are typically provided pursuant to master service agreements, repair and maintenance contracts and fixed price and non-fixed price installation contracts.
We report our results under two reportable segments: (1) Electric Power Infrastructure Services and (2) Pipeline and Industrial Infrastructure Services. This structure is generally focused on broad end-user markets for our services. Included within the Electric Power Infrastructure Services segment are the results related to our telecommunications infrastructure services.
Current Quarter Financial Results
Key financial results for the three months ended June 30, 2020 included:

•
Consolidated revenues decreased 11.7% to $2.51 billion, of which 71.5% was attributable to the Electric Power Infrastructure Services segment and 28.5% was attributable to the Pipeline and Industrial Infrastructure Services segment, as compared to consolidated revenues of $2.84 billion for the three months ended June 30, 2019;

•	Operating income increased 43.7%, or $34.3 million, to $112.9 million as compared to $78.6 million for the three months ended June 30, 2019;

•	Net income attributable to common stock increased 170.4%, or $46.6 million, to $73.9 million as compared to $27.3 million for the three months ended June 30, 2019;

•	Diluted earnings per share increased 177.7%, or $0.33, to $0.52 as compared to $0.19 for the three months ended June 30, 2019;

•
Net cash provided by operating activities increased by $606.1 million to $497.5 million, as compared to net cash used in operating activities of $108.7 million for the three months ended June 30, 2019;

•	Remaining performance obligations decreased 2.2%, or $117.9 million, to $5.18 billion as of June 30, 2020 as compared to $5.30 billion as of December 31, 2019; and

•
Total backlog (a non-GAAP measure) decreased 7.2%, or $1.08 billion, to $13.93 billion as of June 30, 2020, as compared to $15.00 billion as of December 31, 2019. For a reconciliation of backlog to remaining performance obligations, its most comparable GAAP measure, see Remaining Performance Obligations and Backlog below.

Key Segment Highlights and Significant Operational Trends and Events
During the three months ended June 30, 2020, we were impacted by the following significant operational trends and events as compared to the three months ended June 30, 2019:
Electric Power Infrastructure Services Segment

•	Revenues increased by 3.4% to $1.79 billion, as compared to $1.73 billion.

•	Operating income increased by 97.9% to $183.9 million, as compared to $92.9 million.

•
Revenues increased primarily due to a $46 million increase associated with growth in our North American communications operations; increased customer spending on distribution services projects, which are services we generally consider to be included within base business operations; and approximately $20 million of incremental revenues from acquired businesses.

•
Revenues associated with grid modernization and fire hardening programs in the western United States decreased; however, we expect revenues related to these services to increase in the second half of 2020 but remain lower than our revenues associated with such services in the second half of 2019.

•
Operating income increased due to improved performance across the segment and increased Canadian revenues contributed to improved equipment utilization and fixed cost absorption as compared to the three months ended June 30, 2019, which had lower Canadian revenue levels and higher unabsorbed costs as crews and equipment were transitioned from a completed larger transmission project.

•	Operating income increased as well due to a reduction in losses associated with our Latin American operations.
Pipeline and Industrial Infrastructure Services Segment

•	Revenues decreased by 35.4% to $713.3 million, as compared to $1.10 billion.

•	Operating income decreased by 69.6% to $21.3 million, as compared to $69.9 million.

•
Revenues decreased partially due to the impact of the COVID-19 pandemic, which resulted in decreased capital spending by our customers on industrial services due to the significant decline in demand for refined petroleum products, restrictions on our ability to perform services in certain downstream industrial locations and the suspension of gas utility services in certain metropolitan markets during a portion of the quarter.

•
Revenues associated with larger pipeline projects also decreased, as the timing of such projects is highly variable due to, among other things, potential permitting, delays, worksite access limitations related to environmental regulations and seasonal weather patterns.

•	Partially offsetting the decrease in revenues was approximately $55 million of incremental revenues from acquired businesses.

•
Operating income decreased primarily due to the decrease in revenues. Operating income for the three months ended June 30, 2019 was also negatively impacted by the recognition of a $13.9 million loss associated with continued rework and start-up delays on a processing facility project in Texas.

See COVID-19 Pandemic – Response and Impact, Results of Operations and Liquidity below for additional information and discussion related to consolidated and segment results.
Recent LUMA Joint Venture Award
During the three months ended June 30, 2020, a joint venture in which we own a 50% interest, LUMA Energy, LLC (LUMA), was selected for a 15-year operation and maintenance agreement to operate, maintain and modernize the approximately 18,000-mile electric transmission and distribution system in Puerto Rico. The 15-year operation and maintenance period is expected to begin following an approximately one-year transition period, during which LUMA will complete numerous steps necessary to transition operation and maintenance from the current operator to LUMA. Pursuant to the agreement, during the transition period LUMA receives a transition fee and is reimbursed for costs and expenses. During the operation and maintenance period, LUMA will continue to be reimbursed for costs and expenses and will receive a fixed annual management fee, with the opportunity to receive additional annual performance-based incentive fees. LUMA will not assume ownership of any electric transmission and distribution system assets and will not be responsible for operation of the power generation assets.
Recent Acquisitions
We continue to selectively evaluate acquisitions as part of our overall business strategy and acquired two businesses in the six months ended June 30, 2020, including an industrial services business located in Canada that performs catalyst handling services, such as changeover and shutdown maintenance, for customers in the refining and chemical industries and an electric power infrastructure business located in the United States that primarily provides underground conduit services. During the three and six months ended June 30, 2020, revenues were positively impacted by approximately $75 million and $190 million from acquired businesses. Additionally, in July 2020, we acquired a professional engineering business located in the United States that provides infrastructure engineering and design services to electric utilities, gas utilities and communications services companies, as well as permitting and utility locating services. Beginning on the acquisition date, the results of the acquired business will generally be included in our Electrical Power Infrastructure Services segment.

Our ownership interest and participation in LUMA is accounted for as an equity method investment due to our equal ownership and management of LUMA with our joint venture partner. LUMA is operationally integral to the operations of Quanta, and therefore Quanta’s share of LUMA’s net income or losses is reported within operating income. We anticipate our ownership interest in LUMA will positively contribute to operating income and cash flow from operating activities and be accretive to diluted earnings per share attributable to common stock during 2020.
COVID-19 Pandemic – Response and Impact
During 2020, the COVID-19 pandemic has significantly impacted global economies, resulting in workforce and travel restrictions, supply chain and production disruptions and reduced demand and spending across many sectors. These factors had an adverse impact on portions of our operations, financial performance, customers and suppliers during March 2020 and the three months ended June 30, 2020. However, we continue to operate substantially all of our activities as a provider of essential services in our industries. Additionally, we are continuing to collaborate with customers to minimize potential service disruptions and anticipate how the COVID-19 pandemic may continue to impact our operations, as the locations where we, our customers, our suppliers or our third-party business partners operate continue to experience challenges as a result of the pandemic. We have also taken proactive measures to protect the health and safety of our employees, such as the adoption of specialized training initiatives and the utilization of additional protective equipment for our employees operating in the field and additional sanitation measures for our offices, vehicles and equipment. We have also canceled non-essential business travel, applied work-from-home policies where appropriate and developed other human resource guidance to help employees.
During the three and six months ended June 30, 2020, our results have been adversely impacted by the COVID-19 pandemic as a result of disruptions in our operations created by shelter-in-place restrictions in certain service areas, particularly major metropolitan markets that have been meaningfully impacted by the pandemic such as New York City, Detroit and Seattle. The COVID-19 pandemic has also compounded broader challenges in the energy market, resulting in a decline in commodity prices and volatility with respect to commodity production volumes that are affecting portions of our Pipeline and Industrial Infrastructure Services segment. As expected, this dynamic had a materially negative impact on segment results for the three and six months ended June 30, 2020. In particular, demand for our industrial services operations has declined as customers are reducing and deferring regularly scheduled maintenance due to lack of demand for refined products. Additionally, smaller pipeline and industrial capital projects are expected to be negatively impacted for a prolonged period due to the low commodity price environment and resulting reductions in customer capital budgets. We are also experiencing some permitting and regulatory delays for projects due to the COVID-19 pandemic and the COVID-19 pandemic has negatively impacted our Latin American operations due to shelter-in-place restrictions and other work disruptions. While the significant adverse impacts resulting from shelter-in-place restrictions in major metropolitan markets are subsiding, we expect continued operational challenges through the balance of the year as we operate during and adjust to an unprecedented health and economic environment. Furthermore, while we are not currently experiencing significant supply chain disruptions or workforce availability concerns, we are continuing to monitor these areas for potential issues.
Additionally, we are focused on maintaining a strong balance sheet to help us navigate the challenges presented by the COVID-19 pandemic. As of June 30, 2020, we had $530.7 million of cash and cash equivalents and $1.61 billion of availability under our senior secured credit facility. We generated $497.5 million and $725.0 million of cash flow from operating activities in the three and six months ended June 30, 2020 and $526.6 million in cash flow from operations in the year ended December 31, 2019. We are managing our costs through, among other things, reductions in discretionary spending, reductions in workforce at operations experiencing challenges, hiring and compensation increase deferrals, and deferrals of non-essential capital expenditures. Capital expenditures for 2020 are expected to be $250 million, which is approximately 17% less than our original estimate at the beginning of 2020. We will continue to maintain capital discipline and monitor rapidly changing market dynamics and adjust our costs and financing strategies accordingly.
As a result of the currently challenged energy market and recent oil price volatility, as well as the exacerbating effect of the COVID-19 pandemic, we assessed the expected negative impacts related to goodwill, intangible assets, long-lived assets, and investments as of June 30, 2020, and concluded that other than $14.8 million and $18.0 million of impairments recognized during the three and six months ended June 30, 2020 related to certain non-integral equity method investments and a cost method investment, as described in Results of Operations below, the impacts are not likely to result in any other impairments of such assets at this time. However, the potential impacts are uncertain and may change based on numerous factors. We will continue to monitor the impacts and should a reporting unit or investment suffer additional significant declines in actual or forecasted financial results, the risk of impairment would increase.
On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). The CARES Act provides for various tax relief and tax incentive measures, which are not expected to have a material impact on our results of operations. During the three months ended June 30, 2020, under the CARES Act and related state actions, we deferred the payment of $58.0 million of federal and state income taxes to July 2020 and deferred the payment of $30.7 million of payroll taxes, 50% of which are due by December 31, 2021 and the remainder of which are due by December 31, 2022. Although there is currently no legislation that would permit further deferrals of income taxes, the CARES Act permits deferral of payroll taxes through December 31, 2020, and we currently intend to continue to defer such payments,
The broader and longer-term implications of the COVID-19 pandemic on our results of operations and overall financial performance and position remain highly uncertain, and therefore we cannot predict the full impact that the pandemic, or any resulting market disruption and volatility, will have on our business, cash flows, liquidity, financial condition and results of operations at this time. The ultimate impact will depend on future developments, including, among others, the ongoing spread of COVID-19, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration and severity of the pandemic, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume and continue. For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A. Risk Factors of Part II of this Quarterly Report.
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
Electric Power Infrastructure Services Segment. Utilities are investing significant capital in their electric power delivery systems, particularly transmission, substation and distribution infrastructure, through multi-year, multi-billion dollar grid modernization and reliability programs, which have provided, and are expected to continue to provide, demand for our services. Utilities are accommodating a changing fuel generation mix that is moving toward more sustainable sources such as natural gas and renewables and replacing aging infrastructure to support long-term economic growth. In order to reliably and efficiently deliver power, and in response to federal reliability standards, utilities are also integrating smart grid technologies into distribution systems in order to improve grid management and create efficiencies, and in preparation for emerging technologies such as electric vehicles. A number of utilities are also implementing system upgrades or hardening programs in response to recurring severe weather events, such as hurricanes and wildfires. In particular, current system resiliency initiatives in California and other regions in the western U.S. are designed to prevent and manage the impact of wildfires. However, while these resiliency initiatives provide opportunities for our services, they also increase our potential exposure to significant liabilities attributable to those events.
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
With respect to our communications service offerings, consumer and commercial demand for communication and data-intensive, high-bandwidth wireline and wireless services and applications is driving significant investment in infrastructure and the deployment of new technologies. In particular, communications providers in North America are in the early stages of developing new fifth generation wireless services (5G), which are intended to facilitate bandwidth-intensive services at high speeds for consumers and a wide range of commercial applications. As a result of these industry trends, we believe there will be meaningful demand for our services in that market. While we continue to perform certain electric power and communications services in Latin America, we have completed a strategic review of those operations, and due to circumstances experienced in connection with the terminated telecommunications project in Peru during 2019 and political volatility in other areas of the region, concluded to pursue an orderly exit of our Latin American operations. While we have incurred costs and expect to incur additional costs in the near-term related to exiting these operations, our estimates for which have increased as a result of the COVID-19 pandemic, we anticipate this decision will result in improved profitability of our overall services offerings.
Pipeline and Industrial Infrastructure Services Segment. For several years we have focused on increasing our pipeline and industrial services offerings related to specialty services and industries that we believe are driven by regulated utility spending, regulation, replacement and rehabilitation of aging infrastructure and safety and environmental initiatives, which we believe provide a greater level of business sustainability and predictability. These services include gas utility services, pipeline integrity services and downstream industrial services, which we have expanded through organic growth, geographic expansion initiatives and select acquisitions. This strategy is also intended to mitigate the seasonality and cyclicality of our larger pipeline project activities, which we are not strategically investing in but continue to pursue to the extent they fit our margin and risk profiles and support the needs of our customers.

As discussed in COVID-19 Pandemic - Response and Impact, though we have experienced short-term disruptions due to the impact of the COVID-19 pandemic in certain metropolitan markets, in recent years demand has increased for our gas utility distribution services as a result of lower natural gas prices, increasing regulatory requirements and customer desire to upgrade and replace aging infrastructure. In particular, natural gas utilities have implemented multi-decade modernization programs to replace aging cast iron and bare steel gas system infrastructure with modern materials for safety, reliability and environmental purposes.
We believe there are also growth opportunities for our pipeline integrity, rehabilitation and replacement services, as regulatory measures have increased the frequency or stringency of pipeline integrity testing requirements. Regulatory requirements continue to encourage our customers to test, inspect, repair, perform maintenance and replace pipeline infrastructure to ensure the safe, reliable and environmentally friendly delivery of energy. Further, permitting challenges associated with construction of new pipelines can make existing pipeline infrastructure more valuable, increasing the desire of owners to extend the useful life of existing pipeline assets through integrity initiatives. Due to these dynamics, we expect demand to continue to grow for our pipeline integrity services.
We provide critical path solutions and related specialty services to refinery and chemical processing facilities, primarily along the Gulf Coast of the United States and in other select markets in North America. Trends and estimates for process facility utilization rates and overall refining capacity show North America as the largest downstream maintenance market in the world over the next several years, and we believe processing facilities located along the U.S. Gulf Coast region should have certain long-term strategic advantages due to their proximity to affordable hydrocarbon resources. While the COVID-19 pandemic has resulted in an overall decline in global demand for refined products, we believe there are significant long-term opportunities for our services, including our high-pressure and critical-path turnaround services, as well as our capabilities with respect to instrumentation, high-voltage and other electrical services, piping, fabrication and storage, and other industrial services. However, these processing facilities can be negatively impacted for short-term periods due to severe weather events, such as hurricanes, tropical storms and floods. Additionally, due to the COVID-19 pandemic and challenging overall energy market conditions, we have recently experienced a decrease in demand for certain of these services. While demand for our critical path catalyst solutions has remained solid, in the second quarter of 2020 customers began restricting onsite activity for our other services and have deferred maintenance and certain turnaround projects to later 2020 or possibly 2021.
With respect large pipeline project opportunities, a number of such projects from the North American shale formations and Canadian oil sands to power plants, refineries, liquefied natural gas (LNG) export facilities and other demand centers are in various stages of development. While we believe many of our customers remain committed to these projects given the cost and time required to move from conception to construction, the overall larger pipeline market is cyclical and there is risk the projects will not move forward or be delayed or canceled. For example, in July 2020, the project sponsors of an approximately 600-mile natural gas pipeline under construction in the eastern United States that one of our subsidiaries has been contracted to construct a portion of announced that they are no longer moving forward with the project. Furthermore, our revenues related to larger pipeline projects have declined over the last few years.
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
Although portions of our pipeline and industrial infrastructure services are influenced by hydrocarbon production volume rather than shorter-term changes in commodity prices, the broader oil and gas industry is highly cyclical and subject to price volatility, such as the current low commodity price environment, which can impact demand for our services. For example, certain of our end markets where the price of oil is influential, such as Australia, the Canadian Oil Sands and certain oil-driven U.S. shale formations, have been materially impacted by the current challenging energy market conditions.
Regulatory Challenges and Opportunities. The regulatory environment creates both challenges and opportunities for our business, and in recent years electric power and pipeline infrastructure services margins have been impacted by regulatory and permitting delays, particularly with respect to larger electric transmission and larger pipeline projects. Regulatory and environmental permitting processes continue to create uncertainty for projects and negatively impact customer spending, and delays have recently increased as the COVID-19 pandemic has impacted regulatory agency operations. Furthermore, the recent ruling by the federal district court for the district of Montana vacating the U.S. Army Corps of Engineers Clean Water Act Section 404 Nationwide Permit 12 may result in increased costs and project interruptions or delays if we or our customers are forced to seek individual permits from the U.S. Army Corps of Engineers.
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
Labor Resource Availability. In addition to the health and safety measures we are taking to ensure labor resource availability during the COVID-19 pandemic, we continue to address the longer-term need for additional labor resources in our markets. Our customers continue to seek additional specialized labor resources to address an aging utility workforce and longer-term labor availability issues, increasing pressure to reduce costs and improve reliability, and increasing duration and complexity of their capital programs. We believe these trends will continue, possibly to the point where demand for labor resources will outpace supply. Furthermore, the cyclical nature of the natural gas and oil industry can create shortages of qualified labor in those markets during periods of high demand. Our ability to capitalize on available opportunities is limited by our ability to employ, train and retain the necessary skilled personnel, and we are taking proactive steps to develop our workforce, including through strategic relationships with universities, the military and unions and the expansion and development of our training facility and postsecondary educational institution. Although we believe these initiatives will help address workforce needs, meeting our customers’ demand for labor resources could remain challenging.
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
Seasonality. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions can create challenging working environments that are more costly for our customers or cause delays on projects. In addition, infrastructure projects often do not begin in a meaningful way until our customers finalize their capital budgets, which typically occurs during the first quarter. Second quarter revenues are typically higher than those in the first quarter, as some projects begin, but continued cold and wet weather can often impact productivity. Third quarter revenues are typically the highest of the year, as a greater number of projects are underway and operating conditions, including weather, are normally more accommodating. Generally, revenues during the fourth quarter are lower than the third quarter but higher than the second quarter, as many projects are completed and customers often seek to spend their capital budgets before year end. However, the holiday season and inclement weather can sometimes cause delays during the fourth quarter, reducing revenues and increasing costs. These seasonal impacts are typical for our U.S. operations, but seasonality for our international operations may differ. For example, revenues in Canada are typically higher in the first quarter because projects are often accelerated in order to complete work while the ground is frozen and prior to the break up, or seasonal thaw, as productivity is adversely affected by wet ground conditions during warmer months. As referenced above in COVID-19 Pandemic – Response and Impact, we expect portions of our operations will continue to experience challenges due to the COVID-19 pandemic.
Weather, natural disasters and emergencies. The results of our business in a given period can be impacted by adverse weather conditions, severe weather events, natural disasters or other emergencies, which include, among other things, heavy or prolonged snowfall or rainfall, hurricanes, tropical storms, tornadoes, floods, blizzards, extreme temperatures, wildfires, pandemics (including the ongoing COVID-19 pandemic) and earthquakes. These conditions and events can negatively impact our financial results due to, among other things, the termination, deferral or delay of projects, reduced productivity and exposure to significant liabilities. See COVID-19 Pandemic – Response and Impact above for further discussion regarding the current and expected impact of the COVID-19 pandemic. However, in some cases, severe weather events can increase our emergency restoration services, which typically yield higher margins due in part to higher equipment utilization and absorption of fixed costs.
Cyclicality and demand for services. Our volume of business may be adversely affected by declines in demand for our services or delays in new and ongoing projects due to cyclicality, which may vary by geographic region. Project schedules also fluctuate, particularly in connection with larger, more complex or longer-term projects, which can affect the amount of work performed in a given period. For example, the timing of obtaining permits and other approvals on a larger project may be delayed, and we may need to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we are strategically positioned to deliver on the project when it moves forward. Examples of other items that may cause demand for our services to fluctuate materially from quarter to quarter include: the financial condition of our customers and their access to capital; economic and political conditions on a regional, national or global scale, including interest rates, governmental regulations affecting the sourcing of certain materials and equipment, and other changes in U.S. and global trade relationships; our customers’ capital spending, including on larger pipeline and electrical infrastructure projects; commodity and material prices; and project deferrals and cancellations. As described above in COVID 19 Pandemic – Response and Impact, we have experienced reductions in demand for certain of our services as a result of disruptions due to shelter-in-place and worksite access restrictions and delays in regulatory agency operations due to the COVID-19 pandemic, as well as the decline in commodity prices and decreased commodity production levels.
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
Size, scope and complexity of projects. Larger or more complex projects with higher voltage capacities; larger-diameter throughput capacities; increased engineering, design or construction complexities; more difficult terrain requirements; or longer distance requirements typically yield opportunities for higher margins as we assume a greater degree of performance risk and there is greater utilization of our resources for longer construction timeframes. Furthermore, smaller or less complex projects typically have a greater number of companies competing for them, and competitors at times may more aggressively pursue available work. A greater percentage of smaller scale or less complex work also could negatively impact margins due to the inefficiency of transitioning between a larger number of smaller projects versus continuous production on fewer larger projects. Also, at times we may choose to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we are strategically positioned to deliver on larger projects when they move forward.
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
Consolidated Results
Three months ended June 30, 2020 compared to the three months ended June 30, 2019
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Three Months Ended June 30,				Change
	2020		2019		$	%
Revenues	$2,506,231	100.0%	$2,839,199	100.0%	$(332,968)	(11.7)%
Cost of services (including depreciation)	2,150,967	85.8	2,519,694	88.7	(368,727)	(14.6)%
Gross profit	355,264	14.2	319,505	11.3	35,759	11.2%
Equity in earnings of integral unconsolidated affiliates	1,045	—	—	—	1,045	*
Selling, general and administrative expenses	(227,852)	(9.1)	(223,944)	(7.9)	(3,908)	1.7%
Amortization of intangible assets	(17,779)	(0.7)	(12,610)	(0.4)	(5,169)	41.0%
Change in fair value of contingent consideration liabilities	2,238	0.1	(4,371)	(0.2)	6,609	*
Operating income	112,916	4.5	78,580	2.8	34,336	43.7%
Interest expense	(8,654)	(0.3)	(15,821)	(0.6)	7,167	(45.3)%
Interest income	275	—	267	—	8	3.0%
Other income (expense), net	3,248	0.1	6,521	0.2	(3,273)	(50.2)%
Income before income taxes	107,785	4.3	69,547	2.4	38,238	55.0%
Provision for income taxes	32,989	1.3	41,088	1.4	(8,099)	(19.7)%
Net income	74,796	3.0	28,459	1.0	46,337	162.8%
Less: Net income attributable to non-controlling interests	849	—	1,115	—	(266)	(23.9)%
Net income attributable to common stock	$73,947	3.0%	$27,344	1.0%	$46,603	170.4%
* The percentage change is not meaningful.
Revenues. Contributing to the decrease were lower revenues of $391.6 million from pipeline and industrial infrastructure services, partially offset by incremental revenues of $58.6 million from electric power infrastructure services. See Segment Results below for additional information and discussion related to segment revenues.
Gross profit. The increase in gross profit was due to increased earnings from electric power infrastructure services based on improved performance across the segment, partially offset by decreased earnings from pipeline and industrial services primarily attributable to the decrease in revenues. Contributing to the increase in electric power infrastructure services gross profit was an improvement related to our Latin American operations, which during the three months ended June 30, 2019 included the $79.2 million charge associated with the terminated telecommunications project in Peru, as compared to $12.2 million of project losses in the three months ended June 30, 2020 primarily related to accelerated project terminations and operational impacts of the COVID-19 pandemic. See Segment Results below for additional information and discussion related to segment operating income (loss).
Equity in earnings of integral unconsolidated affiliates. The amount for the three months ended June 30, 2020 primarily relates to the commencement of transition services under the agreement recently awarded to LUMA for the operation and maintenance of the electric transmission and distribution system in Puerto Rico.
Selling, general and administrative expenses. The increase was primarily attributable to a $6.4 million increase in the fair market value of deferred compensation liabilities during the three months ended June 30, 2020, as compared to a $1.6 million increase in the fair market value of deferred compensation liabilities during the three months ended June 30, 2019. The fair market value changes in deferred compensation liabilities were partially offset by changes in the fair value of assets associated with the deferred compensation plan, which are included in other income (expense), net. Also contributing to the increase in selling, general and administrative expense was a $5.2 million increase in expenses associated with acquired businesses and a $8.3 million increase in compensation expense primarily due to an increase in non-cash stock-based compensation expense. Partially offsetting these increases was a $7.9 million decrease in travel expenses, primarily related to reductions in travel as a result of the COVID-19 pandemic, and a $4.6 million decrease in legal and professional fees. Selling, general and administrative expenses as a percentage of revenues increased to 9.1% for the three months ended June 30, 2020 from 7.9% for the three months ended June 30, 2019, primarily due to the decrease in revenues described above.
Amortization of intangible assets. The increase was primarily due to increased amortization of intangible assets associated with recently acquired businesses, partially offset by reduced amortization expense associated with previously acquired intangible assets, as certain of those assets became fully amortized.
Change in fair value of contingent consideration liabilities. The overall change was primarily due to changes in performance in post-acquisition periods by certain acquired businesses and the effect of present value accretion on fair value calculations. Further changes in fair value are expected to be recorded periodically until the contingent consideration liabilities are settled, with a significant portion of such obligations expected to be settled in late 2020 or early 2021. See Contractual Obligations – Contingent Consideration Liabilities for more information.
Interest expense. Interest expense decreased primarily due to the impact of a lower weighted average interest rate, and to a lesser extent due to decreased borrowing activity.
Other income (expense), net. The net other income for the three months ended June 30, 2020 primarily relates to an $8.9 million legal settlement received and a $6.5 million increase in the fair market value of assets associated with our deferred compensation plan, as compared to a $1.5 million increase in the fair market value of assets associated with our deferred compensation plan during the three months ended June 30, 2019. This incremental increase in the fair market value offsets the increase in selling, general, and administrative expenses discussed above. Partially offsetting these items was a $9.3 million impairment associated with an investment in a water and gas pipeline infrastructure contractor located in Australia, which is accounted for under the cost method of accounting, and $5.5 million of impairments associated with two non-integral equity investments that have been negatively impacted by the decline in demand for refined petroleum products.
Provision for income taxes. The effective tax rates for the three months ended June 30, 2020 and June 30, 2019 were 30.6% and 59.1%. The decrease in the effective tax rate was primarily due to the $79.2 million charge recognized in the three months ended June 30, 2019 associated with a terminated telecommunications project in Peru, for which no income tax benefit was recognized. We do not expect any significant benefits to the income tax provision as a result of the CARES Act.
Other comprehensive income (loss). Other comprehensive income (loss) results from translation of the balance sheets of our foreign operating units, which are primarily located in Canada and Australia and have functional currencies other than the U.S. dollar, and therefore are affected by the strengthening or weakening of the U.S. dollar against such currencies. The gain in the three months ended June 30, 2020 was impacted by the weakening of the U.S. dollar against both the Canadian and Australian dollars as of June 30, 2020 when compared to March 31, 2020. The gain in the three months ended June 30, 2019 was primarily impacted by the weakening of the U.S. dollar against the Canadian dollar as of June 30, 2019 when compared to March 31, 2019.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Six Months Ended June 30,				Change
	2020		2019		$	%
Revenues	$5,270,326	100.0%	$5,646,458	100.0%	$(376,132)	(6.7)%
Cost of services (including depreciation)	4,582,866	87.0	4,962,972	87.9	(380,106)	(7.7)%
Gross profit	687,460	13.0	683,486	12.1	3,974	0.6%
Equity in earnings of integral unconsolidated affiliates	1,045	—		—	1,045	*
Selling, general and administrative expenses	(458,645)	(8.7)	(455,852)	(8.1)	(2,793)	0.6%
Amortization of intangible assets	(35,687)	(0.6)	(25,280)	(0.4)	(10,407)	41.2%
Change in fair value of contingent consideration liabilities	(520)	—	(4,287)	(0.1)	3,767	(87.9)%
Operating income	193,653	3.7	198,067	3.5	(4,414)	(2.2)%
Interest expense	(22,660)	(0.4)	(29,697)	(0.5)	7,037	(23.7)%
Interest income	1,034	—	576	—	458	79.5%
Other income (expense), net	(6,580)	(0.2)	65,480	1.2	(72,060)	*
Income before income taxes	165,447	3.1	234,426	4.2	(68,979)	(29.4)%
Provision for income taxes	49,149	0.9	84,932	1.6	(35,783)	(42.1)%
Net income	116,298	2.2	149,494	2.6	(33,196)	(22.2)%
Less: Net income attributable to non-controlling interests	3,666	0.1	1,662	—	2,004	120.6%
Net income attributable to common stock	$112,632	2.1%	$147,832	2.6%	$(35,200)	(23.8)%
* The percentage change is not meaningful.
Revenues.  Contributing to the decrease were lower revenues of $537.7 million from pipeline and industrial infrastructure services, partially offset by increased revenues of $161.6 million from electric power infrastructure services. See Segment Results below for additional information and discussion related to segment revenues.
Gross profit.  The increase in gross profit was primarily due to increased earnings from electric power infrastructure services, partially offset by lower earnings from pipeline and industrial services primarily due to the decrease in revenues. Contributing to the increase in electric power infrastructure services gross profit was an improvement related to our Latin American operations, which during the six months ended June 30, 2019 included the $79.2 million charge associated with the terminated telecommunications project in Peru, as compared to $24.9 million of project losses in the six months ended June 30, 2020 primarily related to accelerated project terminations and operational impacts of the COVID-19 pandemic. See Segment Results below for additional information and discussion related to segment operating income (loss).
Equity in earnings of integral unconsolidated affiliates. The amount for the three months ended June 30, 2020 primarily relates to the commencement of transition services under the agreement recently awarded to LUMA for the operation and maintenance of the electric transmission and distribution system in Puerto Rico.
Selling, general and administrative expenses.  This increase was primarily due to a $13.2 million increase in expenses associated with acquired businesses and a $11.5 million increase in compensation expenses, largely associated with higher non-cash stock-based compensation expense. Partially offsetting these increases was a $1.4 million decrease in the fair market value of deferred compensation liabilities during the six months ended June 30, 2020, as compared to a $5.4 million increase in the fair market value of deferred compensation liabilities during the six months ended June 30, 2019. The fair market value changes in deferred compensation liabilities were offset by changes in the fair value of assets associated with the deferred compensation plan which are included in other income (expense), net below. Also partially offsetting the increases were a $6.7 million decrease in travel expenses, primarily related to reductions in travel as a result of the COVID-19 pandemic, and a $4.8 million decrease in legal and other contracted services. Selling, general and administrative expenses as a percentage of revenues increased to 8.7% for the six months ended June 30, 2020 from 8.1% for the six months ended June 30, 2019, primarily due to the decrease in revenues described above.
Amortization of intangible assets.  The increase was primarily due to increased amortization of intangible assets associated with recently acquired businesses, partially offset by reduced amortization expense associated with previously acquired intangible assets as certain of these assets became fully amortized.

Change in fair value of contingent consideration liabilities. The overall change was primarily due to changes in performance in post-acquisition periods by certain acquired businesses and the effect of present value accretion on fair value calculations. Further changes in fair value are expected to be recorded periodically until the contingent consideration liabilities are settled, with a significant portion of such obligations expected to be settled in late 2020 or early 2021. See Contractual Obligations - Contingent Consideration Liabilities for more information.
Interest expense.  Interest expense decreased due to a lower weighted average interest rate, partially offset by higher borrowing activity.
Other income (expense), net. The net other expense for the six months ended June 30, 2020 was primarily related to a $9.3 million impairment associated with an investment in a water and gas pipeline infrastructure contractor located in Australia and $8.7 million of impairments associated with two non-integral equity investments that have been negatively impacted by the decline in demand for refined petroleum products, partially offset by an $8.9 million legal settlement received. The net other income for the six months ended June 30, 2019 was primarily due to the deferral and subsequent recognition of earnings on a large electric transmission project in Canada that was substantially completed and placed into commercial operation during the three months ended March 31, 2019. As a result of the project completion, we recognized $60.3 million of earnings that were deferred in prior periods.
Provision for income taxes.  The effective tax rates for the six months ended June 30, 2020 and June 30, 2019 were 29.7% and 36.2%. The higher effective tax rate for the six months ended June 30, 2019 was primarily due to the $79.2 million charge in the period associated with the terminated telecommunications project in Peru, for which no income tax benefit was recognized.
Other comprehensive income (loss). Other comprehensive income (loss) results from translation of the balance sheets of our foreign operating units, which are primarily located in Canada and Australia and have functional currencies other than the U.S. dollar, and therefore are affected by the strengthening or weakening of the U.S. dollar against such currencies. The loss in the six months ended June 30, 2020 was impacted by the strengthening of the U.S. dollar against both the Canadian and Australian dollars as of June 30, 2020 when compared to December 31, 2019. The gain in the six months ended June 30, 2019 was impacted of the weakening of the U.S. dollar against the Canadian dollar as of June 30, 2019 when compared to December 31, 2018.
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

Three months ended June 30, 2020 compared to the three months ended June 30, 2019
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period. Operating margins are calculated by dividing operating income by revenues. Management utilizes operating margins as a measure of profitability, which can be helpful for monitoring how effectively we are performing under our contracts. Management also believes operating margins are a useful metric for investors to utilize in evaluating our performance. The following table shows dollars in thousands.

	Three Months Ended June 30,				Change
	2020		2019		$	%
Revenues:
Electric Power Infrastructure Services excluding Latin America	$1,790,469	71.4%	$1,755,160	61.8%	$35,309	2.0%
Latin America	2,449	0.1	(20,824)	(0.7)	23,273	*
Electric Power Infrastructure Services	1,792,918	71.5	1,734,336	61.1	58,582	3.4%
Pipeline and Industrial Infrastructure Services	713,313	28.5	1,104,863	38.9	(391,550)	(35.4)%
Consolidated revenues	$2,506,231	100.0%	$2,839,199	100.0%	$(332,968)	(11.7)%
Operating income (loss):
Electric Power Infrastructure Services excluding Latin America	$198,044	11.1%	$172,266	9.8%	$25,778	15.0%
Latin America	(15,194)	*	(79,331)	*	64,137	*
Equity in earnings of integral unconsolidated affiliates	1,046	N/A	—	N/A	1,046	*
Electric Power Infrastructure Services	183,896	10.3%	92,935	5.4%	$90,961	97.9%
Pipeline and Industrial Infrastructure Services	21,250	3.0%	69,943	6.3%	(48,693)	(69.6)%
Corporate and non-allocated costs	(92,230)	N/A	(84,298)	N/A	(7,932)	9.4%
Consolidated operating income	$112,916	4.5%	$78,580	2.8%	$34,336	43.7%
* The percentage or percentage change is not meaningful.
Electric Power Infrastructure Services Segment Results
Revenues for the three months ended June 30, 2020 included a $46 million increase in revenues attributable to our North American communications operations, increased customer spending on distribution services, a $20 million incremental increase in revenues attributable to acquired businesses and an $11 million increase in emergency restoration services. These increases were partially offset by lower revenues associated with grid modernization and accelerated fire hardening programs in the western United States. Additionally, during the three months ended June 30, 2019, we recognized a $79.2 million charge associated with the terminated telecommunications project in Peru, which included a $48.8 million reversal of revenues and a $30.4 million increase in cost of services. The charge included a reduction of previously recognized earnings on the project, a reserve against a portion of the project costs incurred through the project termination date, a reserve against a portion of alleged liquidated damages and recognition of estimated costs to complete the project turnover and close out the project. See Legal Proceedings in Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report for additional information involving the termination of the telecommunications project in Peru.
As a result of the contract termination and other factors, we have concluded to pursue an orderly exit of our operations in Latin America, and therefore have separately provided our Latin American operating results above. We believe that providing visibility into these results is beneficial to understanding the performance of our ongoing operations. The operating loss attributable to our Latin American operations in the three months ended June 30, 2020 was primarily associated with early termination and project close out costs, cost adjustments on certain remaining projects and disruptions caused by the COVID-19 pandemic. For the full year of 2020, our Latin American operations are expected to generate revenues of $20 million to $30 million and an operating loss of $40 million to $45 million.
Operating income and operating income as a percentage of revenues were positively impacted by improved performance across the segment, including increased Canadian revenues contributing to improved equipment utilization and fixed cost absorption. The three months ended June 30, 2019 was impacted by pronounced seasonal effects in Canada, which in addition to normal revenue seasonality, included higher levels of unabsorbed costs as the crews and equipment completing a large transmission project transitioned to new projects. These positive factors were partially offset by a reduction in fire hardening services in the western United States during the second quarter of 2020 as compared to the three months ended June 30, 2019. We expect revenues from fire hardening services in the western United States to increase in the second half of 2020 as compared to the first half of 2020 but remain lower than revenues recognized from such services during the second half of 2019. The equity in earnings of integral unconsolidated affiliates primarily relates to the commencement of transition services under the agreement recently awarded to LUMA for the operation and maintenance of the electric transmission and distribution system in Puerto Rico.
Pipeline and Industrial Infrastructure Services Segment Results
The decrease in revenues was primarily due to disruptions resulting from shelter-in-place and worksite access restrictions related to the COVID-19 pandemic and the compounding impact on the challenged energy market, including decreased capital spending by our customers on industrial services due to the significant decline in demand for refined petroleum products. Revenues associated with larger pipeline projects also decreased as compared to the three months ended June 30, 2019, as the timing of such projects is highly variable due to potential permitting delays, worksite access limitations related to environmental regulations and seasonal weather patterns. The decrease was partially offset by approximately $55 million in incremental revenues from acquired businesses. As a result of the variability in timing for larger pipeline transmission projects, we expect larger pipeline transmission revenues for 2020 to be between $350 million and $400 million as compared to $1.2 billion during 2019.
The decreases in operating income and operating income as a percentage of revenues were primarily due to the decrease in revenues as discussed above. The lower revenues associated with industrial services negatively impacted margins and the ability to cover fixed and overhead costs. The reduction in larger pipeline transmission projects, which generally yield higher margins, also contributed to the decrease. The three months ended June 30, 2019 included a $13.9 million loss associated with continued rework and start-up delays on a processing facility project in Texas, which was approximately 99% complete at June 30, 2020.
Corporate and Non-allocated Costs
The increase in corporate and non-allocated costs was partially due to a $5.2 million increase in intangible asset amortization, a $7.7 million increase in non-cash stock-based compensation expense and a $4.7 million incremental increase in the fair value of deferred compensation liabilities. Partially offsetting these increases were a $2.2 million decrease in the fair value of contingent consideration liabilities in the three months ended June 30, 2020, as compared to a $4.4 million increase in the fair value of contingent consideration liabilities recognized during the three months ended June 30, 2019. Also partially offsetting the increases were decreases in certain costs related to cost containment measures associated with the current operating environment.
Six months ended June 30, 2020 compared to the six months ended June 30, 2019
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Six Months Ended June 30,				Change
	2020		2019		$	%
Revenues:
Electric Power Infrastructure Services excluding Latin America	$3,552,815	67.4%	$3,391,348	60.1%	$161,467	4.8%
Latin America	7,130	0.1	7,011	0.1	119	1.7%
Electric Power Infrastructure Services	$3,559,945	67.5	$3,398,359	60.2	$161,586	4.8%
Pipeline and Industrial Infrastructure Services	1,710,381	32.5	2,248,099	39.8	(537,718)	(23.9)%
Consolidated revenues	$5,270,326	100.0%	$5,646,458	100.0%	$(376,132)	(6.7)%
Operating income (loss):
Electric Power Infrastructure Services excluding Latin America	$343,117	9.7%	$334,495	9.9%	$8,622	2.6%
Latin America	(31,509)	*	(79,943)	*	48,434	*
Equity in earnings of integral unconsolidated affiliates	1,046	N/A	—	N/A	1,046	*
Electric Power Infrastructure Services	$312,654	8.8%	$254,552	7.5%	$58,102	22.8%
Pipeline and Industrial Infrastructure Services	52,527	3.1%	110,642	4.9%	(58,115)	(52.5)%
Corporate and non-allocated costs	(171,528)	N/A	(167,127)	N/A	(4,401)	2.6%
Consolidated operating income	$193,653	3.7%	$198,067	3.5%	$(4,414)	(2.2)%
* The percentage change is not meaningful.

Electric Power Infrastructure Services Segment Results
The increase in revenues was primarily due to increased customer spending on distribution services. Segment revenues also increased due to a $76 million increase in revenues in our North American communication operations and approximately $35 million of incremental revenues attributable to acquired businesses. These increases were partially offset by lower revenues on a larger transmission project in Canada that was substantially completed during the three months ended March 31, 2019, lower revenues associated with grid modernization and accelerated fire hardening programs in the western United States; and a $21 million decrease in emergency restoration services revenues.
As discussed above, during the six months ended June 30, 2019, we recognized a $79.2 million charge associated with the terminated telecommunications project in Peru, which included a $48.8 million reversal of revenues and a $30.4 million increase in cost of services. The operating loss associated with our Latin American operations in the six months ended June 30, 2020 was primarily associated with early termination and project close out costs, cost adjustments on certain remaining projects and disruptions caused by the COVID-19 pandemic.
Operating income and operating income as a percentage of revenues were positively impacted during the six months ended June 30, 2020 by increased Canadian revenues contributing to improved equipment utilization and fixed cost absorption. The six months ended June 30, 2019 was negatively impacted by pronounced seasonal effects in Canada, which in addition to normal revenue seasonality, had elevated levels of unabsorbed costs as the crews and equipment completing a large transmission project transitioned to new projects. Partially offsetting these increases between periods were the successful execution of the larger transmission project in Canada described above; decreased revenues from emergency restorations services, which typically yield higher margins due in part to higher equipment utilization and absorption of fixed costs; and a reduction in fire hardening services in the western United States during the first six months of 2020. We expect revenues from fire hardening services in the western United States to increase in the second half of 2020 as compared to the first half of 2020 but remain lower than revenues recognized from such services during the second half of 2019. The equity in earnings of integral unconsolidated affiliates primarily relates to the commencement of transition services under the operation and maintenance agreement recently awarded to LUMA discussed above.
Pipeline and Industrial Infrastructure Services Segment Results
The decrease in revenues was primarily due to a decrease in services related to pipeline transmission projects and industrial services, which resulted from decreased capital spending by our customers primarily attributable to the challenging overall energy market conditions, disruptions due to shelter-in-place and worksite access restrictions related to the COVID-19 pandemic and the timing of construction for larger pipeline projects, which is highly variable due to potential permitting delays, worksite access limitations related to environmental regulations and seasonal weather patterns. This decrease was partially offset by approximately $155 million in revenues from acquired businesses.
The decreases in operating income and operating income as a percentage of revenues were primarily due to the reduction in larger pipeline transmission projects, which generally yield higher margins. Also contributing to this decrease were adverse impacts related to the COVID-19 pandemic, including lower revenues associated with industrial services, which negatively impacted margins and the ability to cover fixed and overhead costs.  The six months ended June 30, 2020 were also negatively impacted by adverse weather across our Canadian pipeline operations, including a $14.1 million loss associated with production issues and severe weather conditions on a larger gas transmission project in Canada, which was approximately 97% complete at June 30, 2020. The six months ended June 30, 2019 included a $21.5 million loss associated with continued rework and start-up delays on a processing facility project in Texas, which was approximately 99% complete at June 30, 2020. Additionally, segment results were adversely impacted by the COVID-19 pandemic and the challenged energy market as discussed further above in COVID-19 – Response and Impact.
Corporate and Non-allocated Costs
The increase in corporate and non-allocated costs was partially due to a $10.4 million increase in intangible asset amortization, a $9.6 million increase in non-cash stock-based compensation and a $3.9 million increase in professional fees. Partially offsetting these increases were a $1.6 million decline in the fair value of deferred compensation liabilities in the six months ended June 30, 2020, as compared to a $5.2 million increase in the fair value of deferred compensation liabilities in the six months ended June 30, 2019, and a $0.5 million increase in the fair value of contingent consideration liabilities in the six months ended June 30, 2020, as compared to a $4.3 million increase in the fair value of contingent consideration liabilities recognized during the six months ended June 30, 2019. Also partially offsetting the increases were decreases in certain costs related to cost containment measures associated with the current operating environment.
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
As of June 30, 2020 and December 31, 2019, MSAs accounted for 54% and 53% of our estimated 12-month backlog and 64% and 61% of total backlog. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts can be terminated on short notice even if we are not in default. We determine the estimated backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining estimated backlog. As a result, estimates for remaining performance obligations and backlog are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies (including the ongoing COVID-19 pandemic) and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.
The following table reconciles total remaining performance obligations to our backlog (a non-GAAP measure) by reportable segment along with estimates of amounts expected to be realized within 12 months (in thousands):

	June 30, 2020		December 31, 2019
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services
Remaining performance obligations	$2,490,774	$3,812,768	$2,483,109	$3,957,710
Estimated orders under MSAs and short-term, non-fixed price contracts	2,847,235	5,871,440	2,873,446	5,864,527
Backlog	5,338,009	9,684,208	5,356,555	9,822,237

Pipeline and Industrial Infrastructure Services
Remaining performance obligations	670,290	1,371,816	670,707	1,344,741
Estimated orders under MSAs and short-term, non-fixed price contracts	1,652,152	2,872,127	1,919,791	3,837,923
Backlog	2,322,442	4,243,943	2,590,498	5,182,664

Total
Remaining performance obligations	3,161,064	5,184,584	3,153,816	5,302,451
Estimated orders under MSAs and short-term, non-fixed price contracts	4,499,387	8,743,567	4,793,237	9,702,450
Backlog	$7,660,451	$13,928,151	$7,947,053	$15,004,901
Subsequent to June 30, 2020, the project sponsors of an approximately 600-mile natural gas pipeline under construction in the eastern United States announced that they are no longer moving forward with the project. One of our subsidiaries has been contracted, as part of a joint venture, to construct a portion of this project. Although the joint venture has not received a notice of termination, based on the announcement, we have concluded that the revenues related to the remaining performance obligation and backlog associated with the project are no longer probable. As a result, this project has been excluded from remaining performance obligations and backlog as of June 30, 2020.
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

The extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on future developments, all of which are uncertain and cannot be predicted. However, based on our current business forecast for 2020, including revenue and earnings prospects and other cost management actions taken in response to market conditions, we anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our senior secured credit facility, other available financing alternatives, and future cash flows from operations will provide sufficient funds to enable us to meet our debt repayment obligations, fund ongoing operating needs, facilitate our ability to pay any future dividends we declare, fund acquisitions or strategic investments that facilitate the long-term growth and sustainability of our business, and fund essential capital expenditures during 2020. In addition, we may seek to access the capital markets from time to time to raise additional capital, increase liquidity as necessary, refinance or extend the term of our existing indebtedness and otherwise fund our capital needs. Our ability to access the capital markets depends on a number of factors, including our financial performance and financial position, our credit rating, industry conditions, general economic conditions, our backlog, capital expenditure commitments, market conditions and market perceptions of us and our industry.
For additional information regarding the current impact and potential risks related to the COVID-19 pandemic, see COVID-19 Pandemic – Response and Impact above and Item 1A. Risk Factors of Part II of this Quarterly Report.
Cash Requirements
Our available commitments and cash and cash equivalents at June 30, 2020 were as follows (in thousands):

June 30, 2020
Total capacity available for revolving loans and letters of credit	$2,135,000
Less:
Borrowings of revolving loans under our senior secured credit facility	152,622
Letters of credit outstanding under our senior secured credit facility	374,700
Available commitments under senior secured credit facility for issuing revolving loans or new letters of credit	1,607,678
Plus:
Cash and cash equivalents	530,670
Total available commitments under senior secured credit facility and cash and cash equivalents	$2,138,348
We also had borrowings of term loans under our senior secured credit facility of $1.21 billion as of June 30, 2020, and we are required to make quarterly principal payments of $16.1 million with respect to these loans.
Our industry is capital intensive, and we expect substantial capital expenditures and commitments under equipment lease and rental arrangements to be needed into the foreseeable future in order to meet anticipated demand for our services. We expect capital expenditures for the year ended December 31, 2020 to be approximately $250 million, which is $50 million less than our original estimate at the beginning of 2020. We also continue to evaluate opportunities for stock repurchases.
Refer to Contractual Obligations below for a summary of our future contractual obligations as of June 30, 2020 and Off-Balance Sheet Transactions and Contingencies below for a description of certain contingent obligations. Although some of these contingent obligations could require the use of cash in future periods, they are excluded from the Contractual Obligations table because we are unable to accurately predict the timing and amount of any such obligations as of June 30, 2020.

Sources and Uses of Cash
In summary, our cash flows for each period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net cash provided by (used in) operating activities	$497,479	$(108,664)	$725,028	$(191,414)
Net cash used in investing activities	$(36,614)	$(68,171)	$(125,747)	$(215,327)
Net cash provided by (used in) financing activities	$(310,636)	$165,378	$(236,710)	$401,638
Operating Activities
Cash flow from operating activities is primarily influenced by demand for our services and operating margins but is also influenced by working capital needs associated with the various types of services that we provide. Our working capital needs may increase when we commence large volumes of work under circumstances where project costs, primarily labor, equipment and subcontractors, are required to be paid before the associated receivables are billed and collected. Accordingly, changes within working capital in accounts receivable, contract assets and contract liabilities are normally related and are typically affected on a collective basis by changes in revenue due to the timing and volume of work performed and variability in the timing of customer billings and payments. Additionally, working capital needs are generally higher during the summer and fall due to increased demand for our services when favorable weather conditions exist in many of our operating regions. Conversely, working capital assets are typically converted to cash during the winter. These seasonal trends can be offset by changes in project timing due to delays or accelerations and other economic factors that may affect customer spending.
Net cash provided by operating activities during the three months ended June 30, 2020 was favorably impacted by the decline in revenues during the three months ended June 30, 2020 as compared to the three months ended March 31, 2020, which decreased working capital requirements at quarter end. As discussed below, improved billings and collections, as well as the timing and amounts of retention balances, also contributed to the net cash provided by operating activities in the three months ended June 30, 2020. Additionally, as permitted under the CARES Act and related state actions, during the three months ended June 30, 2020, we deferred the payment of $58.0 million of federal and state income taxes, which were subsequently paid in July 2020, and payment of $30.7 million of payroll taxes, 50% of which are due by December 31, 2021 and the remainder of which are due by December 31, 2022. Although there is currently no legislation that would permit further deferrals of income taxes, the CARES Act permits deferral of payroll taxes through December 31, 2020, and we currently intend to continue such deferrals. Net cash provided by operating activities during the six months ended June 30, 2020 also included the receipt of $82.0 million of insurance proceeds associated with the settlement of two pipeline project claims in the fourth quarter of 2019. Net cash provided by operating activities during the three and six months ended June 30, 2019 included the payment of $112 million as a result of the exercise of on-demand advance payment and performance bonds in connection with the termination of the large telecommunications project in Peru, which is described in further detail in Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements. Net cash used in operating activities for the three and six months ended June 30, 2019 were also impacted by higher working capital requirements, including mobilization and tooling costs, to support business growth and due to extended billing and collection cycles for certain utility customers. These items were partially offset by the collection of $109 million of pre-petition receivables related to the PG&E bankruptcy proceedings during the three months ended June 30, 2019.
Days sales outstanding (DSO) represents the average number of days it takes revenues to be converted into cash, which management believes is an important metric for assessing liquidity. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets less contract liabilities, divided by average revenues per day during the quarter. DSO at June 30, 2020 was 82 days, as compared to 91 days at June 30, 2019. The decrease in DSO was partially due to collection of a large retainage balance outstanding at June 30, 2019 associated with a larger electric transmission project, as well as billing process changes for certain customers that negatively impacted DSO throughout 2019.
Investing Activities
Net cash used in investing activities in the three months ended June 30, 2020 included $48.1 million of capital expenditures and $1.6 million used for acquisitions. These items were partially offset by $7.8 million of proceeds from the sale of property and equipment and $8.4 million of proceeds from the disposition of businesses. Net cash used in investing activities in the three months ended June 30, 2019 included $72.8 million of capital expenditures and $3.8 million used for acquisitions. These items were partially offset by $8.6 million of proceeds from the sale of property and equipment. Net cash used in investing activities in the six months ended June 30, 2020 included $116.3 million of capital expenditures, $24.4 million used for acquisitions and $8.8 million of cash paid for investments in unconsolidated affiliates and other entities. These items were partially offset by $12.6 million of proceeds from the sale of property and equipment and $10.9 million of proceeds from the disposition of businesses. Net cash used in investing activities in the six months ended June 30, 2019 included $141.4 million used for capital expenditures, $55.3 million used for acquisitions; and $37.9 million of cash paid for investments in unconsolidated affiliates and other entities. These items were partially offset by $19.4 million of proceeds from the sale of property and equipment.
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
Financing Activities
Net cash used in financing activities in the three months ended June 30, 2020 included $282.3 million of net repayments under our senior secured credit facility, $9.4 million of payments to settle certain contingent consideration liabilities, $7.7 million of payments to satisfy tax withholding obligations associated with stock-based compensation and $7.2 million of cash dividends and dividend equivalents. Net cash provided by financing activities in the three months ended June 30, 2019 included $167.0 million of net borrowings under our senior secured credit facility and $7.3 million of net short-term borrowings, partially offset by $5.8 million of cash payments of dividends and cash dividend equivalents. Net cash used in financing activities in the six months ended June 30, 2020 included $200.0 million of cash payments for common stock repurchases, $23.6 million of cash payments to satisfy tax withholding obligations associated with stock-based compensation, $14.5 million of cash payments of dividends and cash dividend equivalents and $10.4 million of payments to settle certain contingent consideration liabilities, partially offset by $21.1 million of net borrowings under our senior secured credit facility. Net cash provided by financing activities in the six months ended June 30, 2019 included $466.7 million of net borrowings under our senior secured credit facility, partially offset by $20.1 million of cash payments for common stock repurchases, $15.9 million of net short-term repayments, $15.3 million of payments to satisfy tax withholding obligations associated with stock-based compensation, and $11.6 million of cash payments of dividends and cash dividend equivalents.
Contingent Consideration Liabilities
Certain of our acquisitions include the potential payment of contingent consideration, payable in the event certain performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The majority of these contingent consideration liabilities are subject to a maximum outstanding payment amount, which totaled $148.5 million for liabilities with measurement periods that end subsequent to June 30, 2020. The significant majority of these liabilities would be paid at least 70% to 85% in cash. Cash payments up to the amount recognized for these liabilities at the respective acquisition dates, including measurement-period adjustments, will be classified as financing activities in our consolidated statements of cash flows. Any cash payments in excess of such amounts will be classified as operating activities in our consolidated statements of cash flows.
The aggregate fair value of all of our contingent consideration liabilities was $75.8 million as of June 30, 2020, of which $68.5 million is included in “Accounts payable and accrued expenses” and $7.3 million is included in “Insurance and other non-current liabilities.” We made a $10.0 million interim cash payment to partially settle certain contingent consideration liabilities during the three months ended June 30, 2020 and $11.0 million of cash payments and the issuance of 4,277 shares of Quanta common stock during the six months ended June 30, 2020. The majority of cash payments have been classified as financing activities in our condensed consolidated statements of cash flows for the three and six months ended June 30, 2020.
Stock Repurchases
We repurchased the following shares of common stock in the open market under our stock repurchase programs (in thousands):

Quarter ended:	Shares	Amount
June 30, 2020	—	$—
March 31, 2020	5,960	$200,000
December 31, 2019	—	$—
September 30, 2019	—	$—
June 30, 2019	—	$—
March 31, 2019	376	$11,953
Our policy is to record a stock repurchase as of the trade date; however, the payment of cash related to a repurchase is made on the settlement date of the trade. During the three months ended June 30, 2020 and 2019, cash payments related to stock repurchases were none and $0.2 million, and during the six months ended June 30, 2020 and 2019, cash payments related to stock repurchases were $200.0 million and $20.1 million.
As of June 30, 2020, $86.8 million remained authorized under our stock repurchase program approved during the third quarter of 2018, which permits us to repurchase outstanding common stock from time to time through June 30, 2021. In August 2020, our board of directors authorized us to repurchase, from time to time through June 30, 2023, up to an additional $500 million in shares of our outstanding common stock under a new stock repurchase program, for an aggregate stock repurchase authorization of $586.8 million.
Repurchases under our repurchase programs may be implemented through open market or privately negotiated transactions, at management’s discretion, based on market and business conditions, applicable contractual and legal requirements, including restrictions under our senior secured credit facility, and other factors. We are not obligated to acquire any specific amount of common stock and the repurchase programs may be modified or terminated by our Board of Directors at any time at its sole discretion and without notice. For additional detail about our stock repurchases, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements.
Dividends
We declared the following cash dividends and cash dividend equivalents during 2019 and the first six months of 2020 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
May 28, 2020	July 1, 2020	July 15, 2020	$0.05	$7,182
March 26, 2020	April 6, 2020	April 15, 2020	$0.05	$7,184
December 11, 2019	January 2, 2020	January 16, 2020	$0.05	$7,371
August 28, 2019	October 1, 2019	October 15, 2019	$0.04	$5,564
May 24, 2019	July 1, 2019	July 15, 2019	$0.04	$6,233
March 21, 2019	April 5, 2019	April 19, 2019	$0.04	$5,896
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
Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures, acquisitions and other general corporate purposes. The maturity date for both the revolving credit facility and the term loan facility is October 31, 2022; however, we may voluntarily prepay the term loans from time to time in whole or in part, without premium or penalty. We are required to make quarterly principal payments of $16.1 million on the term loan facility. During the three months ended June 30, 2020 and 2019, our weighted average interest rates associated with our senior secured credit facility were 1.65% and 3.88%, and during the six months ended June 30, 2020 and 2019, our weighted average interest rates associated with our senior secured credit facility were 2.37% and 3.90%.
We borrowed $600.0 million under the term loan facility in October 2018 and borrowed an additional $687.5 million under the term loan facility in September 2019 and used the majority of such proceeds to repay outstanding revolving loans under the credit agreement. As of June 30, 2020, we had $1.36 billion of borrowings outstanding under the credit agreement, which included $1.21 billion borrowed under the term loan facility and $152.6 million of outstanding revolving loans. We also had $374.7 million of letters of credit issued under our revolving credit facility as of such date. As of June 30, 2020, the remaining $1.61 billion of available commitments under the revolving credit facility was available for additional revolving loans or letters of credit in U.S. dollars and certain alternative currencies.
The credit agreement contains certain covenants, including (i) a maximum Consolidated Leverage Ratio of 3.0 to 1.0 (except that in connection with certain permitted acquisitions in excess of $200.0 million, such ratio is 3.5 to 1.0 for the fiscal quarter in which the acquisition is completed and the two subsequent fiscal quarters) and (ii) a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0. As of June 30, 2020, we were in compliance with all of the financial covenants under the credit agreement. Consolidated Leverage Ratio is the ratio of our Consolidated Funded Indebtedness to Consolidated EBITDA (as those terms are defined in the credit agreement). For purposes of calculating our Consolidated Leverage Ratio, Consolidated Funded Indebtedness is reduced by available cash and Cash Equivalents (as defined in the credit agreement) in excess of $25.0 million. Consolidated Interest Coverage Ratio is the ratio of (i) Consolidated EBIT (as defined in the credit agreement) for the four fiscal quarters most recently ended to (ii) Consolidated Interest Expense (as defined in the credit agreement) for such period (excluding all interest expense attributable to capitalized loan costs and the amount of fees paid in connection with the issuance of letters of credit on our behalf during such period).
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

Contractual Obligations and Contingencies
The following table summarizes our future contractual obligations as of June 30, 2020, excluding certain amounts discussed below (in thousands):

	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
Long-term debt - principal (1)	$1,384,232	$34,385	$69,570	$1,269,160	$3,881	$3,881	$3,355
Long-term debt - cash interest (2)	2,918	831	747	577	428	279	56
Short-term debt (3)	1,761	1,761	—	—	—	—	—
Operating lease obligations (4)	309,507	53,636	86,556	61,429	41,816	25,036	41,034
Operating lease obligations that have not yet commenced (5)	9,114	688	1,700	1,705	1,237	914	2,870
Finance lease obligations (6)	1,511	330	469	343	247	122	—
Short-term lease obligations (7)	21,948	18,874	3,074	—	—	—	—
Deferral of tax payments (8)	88,729	58,039	15,345	15,345	—	—	—
Equipment purchase commitments (9)	34,103	34,103	—	—	—	—	—
Capital commitment related to investments in unconsolidated affiliates (10)	166	166	—	—	—	—	—
Total contractual obligations	$1,853,989	$202,813	$177,461	$1,348,559	$47,609	$30,232	$47,315
_______________________________________

(1)
We had $1.36 billion of outstanding borrowings under our senior secured credit facility, which included $1.21 billion borrowed under the term loan facility and $152.6 million of outstanding revolving loans, both of which bear interest at variable market rates. Assuming the principal amount outstanding at June 30, 2020 remained outstanding and the interest rate in effect at June 30, 2020 remained the same, the annual cash interest expense would be approximately $20.9 million, payable until October 31, 2022, the maturity date of the facility. Additionally, in connection with the term loan facility, we are required to make quarterly principal payments of $16.1 million and pay the remaining balance on the maturity date for the facility.

(2)
Amount represents cash interest expense on the liabilities associated with financing transactions from the exercise of our equipment rental purchase options and on fixed-rate, long-term debt, which does not include borrowings under our senior secured credit facility.

(3)	Amount represents short-term borrowings recorded on our June 30, 2020 condensed consolidated balance sheet.

(4)
Amounts represent undiscounted operating lease obligations at June 30, 2020. The operating lease obligations recorded on our June 30, 2020 condensed consolidated balance sheet represent the present value of these amounts.

(5)
Amounts represent undiscounted operating leases obligations that have not commenced as of June 30, 2020. The operating leases obligations will be recorded on our consolidated balance sheet beginning on the commencement date of each lease.

(6)
Amounts represent undiscounted finance lease obligations at June 30, 2020. The finance lease obligations recorded on our June 30, 2020 condensed consolidated balance sheet represent the present value of these amounts.

(7)
Amounts represent short-term lease obligations that are not recorded on our June 30, 2020 condensed consolidated balance sheet due to our accounting policy election. Month-to-month rental expense associated primarily with certain equipment rentals is excluded from these amounts because we are unable to accurately predict future rental amounts.

(8)
Amounts represent deferral of $58.0 million of federal and state income tax payments, which were paid in July 2020, and deferral of $30.7 million of payroll tax payments, 50% of which are due by December 31, 2021 and the remainder of which are due by December 31, 2022. Although there is currently no legislation that would permit further deferrals of income taxes, the CARES Act permits deferral of payroll taxes through December 31, 2020, and we currently intend to continue such deferrals.

(9)
Amount represents capital committed for the expansion of our vehicle fleet. Although we have committed to the purchase of these vehicles at the time of their delivery, we expect that these orders will be assigned to third-party leasing companies and made available to us under certain of our master equipment lease agreements.

(10)	Amount represents outstanding capital commitments associated with investments in unconsolidated affiliates.

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
For example, on January 29, 2019, PG&E Corporation and its primary operating subsidiary, Pacific Gas and Electric Company (collectively PG&E), one of our largest customers, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, as amended. As of the bankruptcy filing date, we had $165 million of billed and unbilled receivables. During the bankruptcy case, the bankruptcy court approved the assumption by PG&E of certain contracts with our subsidiaries, pursuant to which PG&E had paid $128 million of our pre-petition receivables as of June 30, 2020. PG&E subsequently assumed its remaining contracts with our subsidiaries as part of its Chapter 11 plan of reorganization, which was confirmed by the bankruptcy court in June 2020. We also sold $36 million of our pre-petition receivables to a third party in 2019 in exchange for cash consideration of $34 million, subject to certain claim disallowance provisions, the occurrence of which could result in our obligation to repurchase some or all of the pre-petition receivables sold. We expect the remaining $1 million of pre-petition receivables to be sold or ultimately collected under the terms of the plan of reorganization.
At June 30, 2020 and December 31, 2019, no customer represented 10% or more of our consolidated net receivable position. No customer represented 10% or more of our consolidated revenues for the three and six months ended June 30, 2020. PG&E, a customer within our Electric Power Infrastructure Services segment, represented 13.3% and 11.5% of our consolidated revenues for the three and six months ended June 30, 2019.
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
Performance Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds. These bonds provide a guarantee that we will perform under the terms of a contract and pay our subcontractors and vendors. If we fail to perform, the customer may demand that the surety make payments or provide services under the bond, and we must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties, we have granted security interests in certain of our assets as collateral for our obligations to the sureties. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future, which would reduce the borrowing availability under our senior secured credit facility. We have not been required to make any material reimbursements to our sureties for bond-related costs except in connection with the exercise of approximately $112.0 million of advance payment and performance bonds related to the terminated telecommunications project in Peru, which is described further in Legal Proceedings – Peru Project Dispute in Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements. To the extent further reimbursements are required, the amounts could be material and could adversely affect our consolidated business, financial condition, results of operations or cash flows. As of June 30, 2020, we are not aware of any outstanding material obligations for payments related to bond obligations.
Performance bonds expire at various times ranging from mechanical completion of a project to a period extending beyond contract completion in certain circumstances, and as such a determination of maximum potential amounts outstanding requires the use of certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of our bonded operating activity. As of June 30, 2020, the total amount of the outstanding performance bonds was estimated to be approximately $3.0 billion. Our estimated maximum exposure as it relates to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of our related contractual obligation. The estimated cost to complete these bonded projects was approximately $1.1 billion as of June 30, 2020.
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

Insurance
Insurance Coverage. Losses under our insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of June 30, 2020 and December 31, 2019, the gross amount accrued for insurance claims totaled $298.4 million and $287.6 million, with $220.1 million and $212.9 million considered to be long-term and included in “Insurance and other non-current liabilities.” Related insurance recoveries/receivables as of June 30, 2020 and December 31, 2019 were $31.6 million and $35.1 million, of which $0.3 million and $0.3 million are included in “Prepaid expenses and other current assets” and $31.3 million and $34.8 million are included in “Other assets, net.”
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
Hallen Acquisition Assumed Liability. As discussed in further detail in Legal Proceedings within Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements, we assumed certain contingent liabilities in connection with the acquisition of Hallen. Hallen’s liabilities associated with this matter are expected to be covered under applicable insurance policies or contractual remedies negotiated by us with the former owners of Hallen. As of June 30, 2020, we had not recorded an accrual for any probable and estimable loss related to this matter. However, the ultimate amount of liability in connection with this matter remains subject to uncertainties associated with pending litigation, including, among other things, the apportionment of liability among the defendants and other responsible parties and the likelihood and amount of potential damages claims. As a result, this matter could result in a loss that is in excess of, or not covered by, such insurance or contractual remedies, which could have a material adverse effect on our consolidated results of operations and cash flows.
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
Aggregate fair values of these outstanding and unearned contingent consideration liabilities and their classification in the Consolidated Balance Sheets in Item 1. Financial Statements were as follows (in thousands):

	June 30, 2020	December 31, 2019
Accounts payable and accrued expenses	$68,466	$77,618
Insurance and other non-current liabilities	7,304	6,542
Total contingent consideration liabilities	$75,770	$84,160
The fair values of these liabilities were primarily determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate and an expected volatility factor for each acquisition. The expected volatility factor ranged from 20.4% to 30.0% and had a weighted average of 22.6% based on historical asset volatility of selected guideline public companies. Depending on contingent consideration payment terms, the present values of the estimated payments are discounted based on a risk-free rate and/or our cost of debt, ranging from 0.2% to 3.9% and had a weighted average of 2.1%. The fair value determinations incorporate significant inputs not observable in the market. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3), as further described in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability.

The majority of our contingent consideration liabilities are subject to a maximum outstanding payment amount, which aggregated to $148.5 million for those liabilities whose measurement periods end subsequent to June 30, 2020. One contingent consideration liability is not subject to a maximum payment amount, and such liability had a fair value of $1.0 million as of June 30, 2020.
Our aggregate contingent consideration liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance in post-acquisition periods and accretion in present value. During the three and six months ended June 30, 2020, we recognized a net decrease of $2.2 million and a net increase of $0.5 million in the fair value of our aggregate contingent consideration liabilities. During the three and six months ended June 30, 2019 we recognized net increases of $4.4 million and $4.3 million in the fair value of our aggregate contingent consideration liabilities. These changes are reflected in “Change in fair value of contingent consideration liabilities” in our consolidated statements of operations. We made a $10.0 million interim cash payment to partially settle certain contingent consideration liabilities during the three months ended June 30, 2020 and $11.0 million of cash payments and the issuance of 4,277 shares of Quanta common stock during the six months ended June 30, 2020. The majority of the cash payments have been classified as a financing activity, with the remainder classified as an operating activity, in our condensed consolidated statements of cash flows for the three and six months ended June 30, 2020.
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
Letters of Credit Fees and Commitment Fees
The Contractual Obligations table excludes letters of credit and commitment fees under our senior secured credit facility because the amount of outstanding letters of credit, availability and applicable fees are all variable. Assuming that the amount of letters of credit outstanding and the fees as of June 30, 2020 remained the same, the annual cash expense for our letters of credit would be approximately $4.6 million. For additional information regarding our letters of credit and the associated fees and our borrowings under our senior secured credit facility, see Liquidity and Capital Resources — Debt Instruments above.
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

•	Expectations regarding our business or financial outlook;

•	Expectations regarding opportunities, trends and economic and regulatory conditions in particular markets or industries;

•
Expectations regarding the COVID-19 pandemic, including the potential impact of the COVID-19 pandemic and of governmental responses to the pandemic on our business, operations, supply chain, personnel, financial condition, results of operations, cash flows and liquidity;

•
Expectations regarding our plans and strategies, including plans, effects and other matters relating to the COVID-19 pandemic and our exit, through potential sale or otherwise, from our Latin American operations;

•	The business plans or financial condition of our customers, including with respect to or as a result of the COVID-19 pandemic;

•	The potential impact of commodity prices and commodity production volumes on our business, financial condition, results of operations and cash flows and demand for our services;

•	The potential benefits from, and future performance of, acquired businesses and our investments, including LUMA;

•	Beliefs and assumptions about the collectability of receivables;

•	The expected value of contracts or intended contracts with customers, as well as the scope, services, term or results of any awarded or expected projects;

•	The development of and opportunities with respect to future projects, including renewable energy projects and larger electric transmission and pipeline projects;

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

•
Delays, deferrals, reductions in scope or cancellations of anticipated, pending or existing projects as a result of, among other things, the COVID-19 pandemic, weather, regulatory or permitting issues (including the recent court ruling vacating the U.S. Army Corps of Engineers’ Nationwide Permit 12), environmental processes, project performance issues, claimed force majeure events, protests or other political activity, legal challenges, reductions or eliminations in governmental funding or customer capital constraints;

•
The effect of commodity prices and commodity production volumes on our operations and growth opportunities and on our customers’ capital programs and demand for our services, including as a result of the recent significant decrease in commodity prices;

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

•
The ability to access sufficient funding to finance desired growth and operations, including our ability to access capital markets on favorable terms, as well as fluctuations in the price and trading volume of our common stock, debt covenant compliance, interest rate fluctuations and other factors affecting our financing and investing activities;

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
In addition, we grant credit under normal payment terms, generally without collateral, and therefore are subject to potential credit risk related to our customers’ inability to pay for services provided. For example, in January 2019 one of our largest customers, PG&E, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, as amended. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Concentration of Credit Risk for additional information regarding this bankruptcy matter. Furthermore, the risk of nonpayment may be heightened as a result of depressed economic and financial market conditions, including in connection with the ongoing COVID-19 pandemic and the significant decline in commodity prices and volatility in commodity production volumes. We believe the concentration of credit risk related to billed and unbilled receivables and contract assets is limited because of the diversity of our customers, and we perform ongoing credit risk assessments of our customers and financial institutions and in some cases obtain collateral or other security from our customers.
Interest Rate Risk. As of June 30, 2020, we had no derivative financial instruments to manage interest rate risk. As such, we were exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of June 30, 2020, the fair value of our variable rate debt of $1.36 billion approximated book value. Our weighted average interest rate on our variable rate debt for the three months ended June 30, 2020 was 1.65%. The annual effect on our pretax earnings of a hypothetical 50 basis point increase or decrease in variable interest rates would be approximately $6.8 million based on our June 30, 2020 balance of variable rate debt.
Foreign Currency Risk.  The U.S. dollar is the functional currency for the majority of our operations, which are primarily located within the United States. The functional currency for our foreign operations, which are primarily located in Canada and Australia, is typically the currency of the country in which the foreign operating unit is located. Accordingly, our financial performance is subject to fluctuation due to changes in foreign currency exchange rates relative to the U.S. dollar. During the three and six months ended June 30, 2020, revenues from our foreign operations accounted for 11.9% and 15.1% of our consolidated revenues. Fluctuations in foreign exchange rates during the three and six months ended June 30, 2020 caused decreases of approximately $13 million and $22 million in foreign revenues compared to the three and six months ended June 30, 2019.
We are also subject to foreign currency risk with respect to sales, purchases and borrowings that are denominated in a currency other than the respective functional currencies of our operating units. To minimize the risk from changes in foreign currency exchange rates, we may enter into foreign currency derivative contracts to hedge our foreign currency risk on a cash flow basis. There were no outstanding foreign currency derivative contracts at June 30, 2020.
We also have foreign exchange risk related to cash and cash equivalents in foreign banks. Based on the balance of cash and cash equivalents in foreign banks of $50.5 million as of June 30, 2020, an assumed 5% adverse change to foreign exchange rates would result in a fair value decline of $2.2 million.

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
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Evaluation of Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.  Risk Factors.
Our business is subject to a variety of risks and uncertainties that are difficult to predict and many of which are outside of our control. For a detailed discussion of the risks that affect our business, refer to Item 1A. Risk Factors of Part I of our 2019 Annual Report. As of the date of this filing, there have been no material changes to the risk factors previously described in our 2019 Annual Report, except as set forth below and except that the potential effects of the COVID-19 pandemic may also have the effect of heightening many of the other risks described in our 2019 Annual Report
The matters specifically identified are not the only risks and uncertainties facing our company, and additional risks and uncertainties not known to us or not specifically identified may also impair our business. If any of these risks and uncertainties occur, our business, financial condition, results of operations and cash flows could be negatively impacted, which could negatively impact the value of an investment in our company.
The effects of the COVID-19 pandemic and related economic repercussions have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will negatively impact our future results of operations and overall financial performance remains uncertain.
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We have experienced some resulting disruptions to our business operations, and we expect the COVID-19 pandemic could continue to have a material adverse impact on our business and financial performance. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic and the resulting governmental and other measures implemented to address the pandemic, which are uncertain and cannot be predicted.
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

•
additional project deferrals, delays, and cancellations and changes in customer spending patterns and strategic plans as a result of, among other things, prolonged decreases in energy demand, lack of available financing for our customers’ businesses or termination of, or force majeure events arising under existing customer agreements;

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

•
additional costs associated with restructuring, severance and related matters, potential mandated increases in pay for critical infrastructure workers or other increased employment-related costs (e.g., workers’ compensation insurance claims); and

•	an increase in cyber-attacks and attempted intrusions into our information technology systems as a result of, among other things, increased reliance on such systems.
Additionally, oil demand has significantly deteriorated as a result of the COVID-19 pandemic and corresponding preventative measures taken around the world to mitigate the spread of the COVID-19. At the same time, prior increases in production of oil by certain producers created a significant surplus in the supply of oil. The impact of these events has resulted in downward pressure on commodity prices, which has negatively impacted, and may continue to negatively impact, certain services within our Pipeline and Industrial Infrastructure Services segment. Lower commodity prices and production volumes, or perceived risk thereof, can also result in decreased or delayed spending by our customers, including with respect to larger pipeline and industrial projects. A decline in commodity prices, production or the development of resource plays can also negatively impact certain portions of our Electric Power Infrastructure Services segment.
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
Unregistered Sales of Equity Securities
None.
However, subsequent to June 30, 2020, we completed an acquisition in which a portion of the consideration consisted of the unregistered issuance of shares of our common stock. The aggregate consideration paid at closing in this acquisition included 296,271 shares of our common stock. For additional information about this acquisition, see Note 4 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. The shares of common stock issued in this transaction were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the shares were issued to the owners of the business acquired in a privately negotiated transaction not involving any public offering or solicitation.

Issuer Purchases of Equity Securities During the Second Quarter of 2020
The following table contains information about our purchases of equity securities during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
April 1 - 30, 2020
Open Market Stock Repurchases (1)	—	$—	—	$86,756,136
Tax Withholdings (2)	—	$—	—
May 1 - 31, 2020
Open Market Stock Repurchases (1)	—	$—	—	$86,756,136
Tax Withholdings (2)	10,752	$34.06	—
June 1 - 30, 2020
Open Market Stock Repurchases (1)	—	$—	—	$86,756,136
Tax Withholdings (2)	2,532	$38.26	—
Total	13,284		—	$86,756,136
_______________________________________

(1)
Includes shares repurchased as of the trade date of such repurchases. On September 4, 2018, we issued a press release announcing that our Board of Directors approved a stock repurchase program that authorizes us to purchase, from time to time through June 30, 2021, up to $500.0 million of our outstanding common stock. Additionally, on August 6, 2020, we issued a press release announcing that our Board of Directors approved a stock repurchase program that authorizes us to purchase, from time to time through June 30, 2023, up to an additional $500.0 million of our outstanding common stock. Repurchases under these programs can be made in open market and privately negotiated transactions, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. These programs do not obligate us to acquire any specific amount of common stock and may be modified or terminated by our Board of Directors at any time at its sole discretion and without notice.

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
10.1
Director Compensation Summary, revised as of May 27, 2020 and effective as of May 28, 2020 (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed June 2, 2020 and incorporated herein by reference)

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
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and with detailed tags

104	*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101)

_______________________________________

*	Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTA SERVICES, INC.

By:	/s/ JERRY K. LEMON
Jerry K. Lemon Chief Accounting Officer
(Principal Accounting Officer)

Dated: August 7, 2020