Form 10-Q
period 2021-03-31
QUANTA SERVICES, INC.
filed 2021-05-07
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of May 4, 2021, the number of outstanding shares of Common Stock of the registrant was 139,346,092.

QUANTA SERVICES, INC. AND SUBSIDIARIES

Cautionary Statement About Forward-Looking Statements and Information
This Quarterly Report on Form 10-Q (Quarterly Report) of Quanta Services, Inc. (together with its subsidiaries, Quanta, we, us or our) includes forward-looking statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:
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
•Expectations regarding our plans and strategies;
•The business plans or financial condition of our customers, including with respect to the COVID-19 pandemic and transition to a carbon-neutral economy;
•The potential impact of commodity prices and production volumes on our business, financial condition, results of operations and cash flows and demand for our services;
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
These forward-looking statements are not guarantees of future performance, involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or are beyond our control, and reflect management’s beliefs and assumptions based on information available at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be inaccurate or incorrect. Those statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:
•Market, industry, economic, financial or political conditions outside our control, including economic, energy, infrastructure and environmental policies and plans that are adopted or proposed by the U.S. federal and state governments and weakness in the capital markets or the ongoing and potential impact to financial markets and worldwide economic activity resulting from the COVID-19 pandemic and related governmental actions;
•Quarterly variations in our operating and financial results, liquidity, financial condition, cash flows, capital requirements, and reinvestment opportunities, including the ongoing and potential impact to our business, operations and supply chains resulting from the COVID-19 pandemic and related governmental actions;
•The severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of business and governmental responses to the pandemic on our operations, personnel and supply chains, and on commercial activity and demand across our and our customers’ businesses, as well as our inability to predict the extent to which the COVID-19 pandemic will adversely impact our business, financial performance, results of operations, financial position, liquidity, cash flows, the price of our securities and the achievement of our strategic objectives;
•Trends and growth opportunities in relevant markets, including our ability to obtain future project awards;
•The time and costs required to exit our Latin American operations, as well as the business and political climate in Latin America;
•Delays, deferrals, reductions in scope or cancellations of anticipated, pending or existing projects as a result of, among other things, the COVID-19 pandemic, weather, regulatory or permitting issues, environmental processes, project performance issues, claimed force majeure events, protests or other political activity, legal challenges, reductions or eliminations in governmental funding or customer capital constraints;
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
•Disruptions in, or failure to adequately protect, our information technology systems;
•Our dependence on suppliers, subcontractors, equipment manufacturers and other third parties and the impact of the COVID-19 pandemic on these service providers;
•Estimates and assumptions related to our financial results, remaining performance obligations and backlog;
•Our ability to attract and the potential shortage of skilled employees and our ability to retain key personnel and qualified employees;
•Our dependence on fixed price contracts and the potential to incur losses with respect to these contracts, including as a result of inaccurate estimates of project costs or inability to meet project schedule requirements or achieve guaranteed performance or quality standards for a project;
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
•Technological advancements and market developments that could reduce the demand for our services;
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
•Difficulties arising from our decentralized management structure;
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
•Significant fluctuations in foreign currency exchange rates; and
•The other risks and uncertainties described elsewhere herein and in Item 1A. Risk Factors of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report) and as may be detailed from time to time in our other public filings with the U.S. Securities and Exchange Commission (SEC).
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$200,218	$184,620
Accounts receivable, net of allowances of $16,449 and $16,546	2,666,983	2,716,083
Contract assets	518,256	453,832
Inventories	51,009	50,472
Prepaid expenses and other current assets	169,105	183,382
Total current assets	3,605,571	3,588,389
Property and equipment, net of accumulated depreciation of $1,417,734 and $1,372,132	1,583,451	1,560,656
Operating lease right-of-use assets	252,206	256,845
Other assets, net	576,975	435,713
Other intangible assets, net of accumulated amortization of $539,986 and $517,574	415,122	435,655
Goodwill	2,124,089	2,121,014
Total assets	$8,557,414	$8,398,272
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term debt	$10,709	$14,764
Current portion of operating lease liabilities	83,799	85,134
Accounts payable and accrued expenses	1,506,025	1,509,794
Contract liabilities	499,527	528,864
Total current liabilities	2,100,060	2,138,556
Long-term debt, net of current maturities	1,347,560	1,174,294
Operating lease liabilities, net of current portion	176,008	178,822
Deferred income taxes	170,059	166,407
Insurance and other non-current liabilities	383,564	391,221
Total liabilities	4,177,251	4,049,300
Commitments and Contingencies
Equity:
Common stock, $0.00001 par value, 600,000,000 shares authorized, 164,810,123 and 162,710,792 shares issued, and 139,446,849 and 138,300,191 shares outstanding	2	2
Additional paid-in capital	2,183,728	2,170,026
Retained earnings	3,346,299	3,264,967
Accumulated other comprehensive loss	(224,458)	(232,997)
Treasury stock, 25,363,274 and 24,410,601 common shares	(930,628)	(857,817)
Total stockholders’ equity	4,374,943	4,344,181
Non-controlling interests	5,220	4,791
Total equity	4,380,163	4,348,972
Total liabilities and equity	$8,557,414	$8,398,272
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues	$2,703,581	$2,764,095
Cost of services (including depreciation)	2,330,691	2,431,899
Gross profit	372,890	332,196
Equity in earnings of integral unconsolidated affiliates	5,183	—
Selling, general and administrative expenses	(243,352)	(230,793)
Amortization of intangible assets	(21,355)	(17,908)
Change in fair value of contingent consideration liabilities	363	(2,758)
Operating income	113,729	80,737
Interest expense	(12,475)	(14,006)
Interest income	117	759
Other income (expense), net	3,672	(9,827)
Income before income taxes	105,043	57,663
Provision for income taxes	13,724	16,160
Net income	91,319	41,503
Less: Net income attributable to non-controlling interests	1,558	2,817
Net income attributable to common stock	$89,761	$38,686

Earnings per share attributable to common stock:
Basic	$0.64	$0.27
Diluted	$0.62	$0.26

Shares used in computing earnings per share:
Weighted average basic shares outstanding	140,121	144,454
Weighted average diluted shares outstanding	144,447	146,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income	$91,319	$41,503
Other comprehensive income (loss), net of tax provision:
Foreign currency translation adjustment, net of tax of $0 and $0	8,532	(82,968)
Other, net of tax of $2 and $0	7	—
Other comprehensive income (loss)	8,539	(82,968)
Comprehensive income (loss)	99,858	(41,465)
Less: Comprehensive income attributable to non-controlling interests	1,558	2,817
Total comprehensive income (loss) attributable to common stock	$98,300	$(44,282)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$91,319	$41,503
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	62,107	54,410
Amortization of intangible assets	21,355	17,908
Change in fair value of contingent consideration liabilities	(363)	2,758
Equity in (earnings) losses of unconsolidated affiliates	(5,868)	2,683
Amortization of debt discount and issuance costs	846	589
Gain on sale of property and equipment	(4,982)	(814)
Provision for credit losses	43	273
Deferred income tax provision	2,494	4,210
Non-cash stock-based compensation	18,687	14,912
Foreign currency gain	(576)	(353)
Changes in operating assets and liabilities, net of non-cash transactions	(59,449)	89,470
Net cash provided by operating activities	125,613	227,549
Cash Flows from Investing Activities:
Capital expenditures	(83,486)	(68,109)
Proceeds from sale of property and equipment	7,223	4,790
Proceeds from insurance settlements related to property and equipment	7	198
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(32,778)	(22,794)
Proceeds from disposition of businesses	—	2,474
Investments in unconsolidated affiliates and other	(113,982)	(5,692)
Cash received from investments in unconsolidated affiliates and other entities	210	—
Net cash used in investing activities	(222,806)	(89,133)
Cash Flows from Financing Activities:
Borrowings under credit facility	828,496	1,474,452
Payments under credit facility	(656,818)	(1,171,059)
Payments of other long-term debt	(857)	(446)
Net repayments of short-term debt, net of borrowings	(4,247)	(2,799)
Payments for contingent consideration liabilities	(263)	(989)
Distributions to non-controlling interests	(1,129)	(1,963)
Payments related to tax withholding for stock-based compensation	(23,921)	(15,886)
Payment of dividends	(8,798)	(7,384)
Repurchase of common stock	(19,474)	(200,000)
Net cash provided by financing activities	112,989	73,926

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	11	(449)
Net increase in cash, cash equivalents and restricted cash	15,807	211,893
Cash, cash equivalents and restricted cash, beginning of period	186,808	169,745
Cash, cash equivalents and restricted cash, end of period	$202,615	$381,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders'	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2020	138,300,191	$2	$2,170,026	$3,264,967	$(232,997)	$(857,817)	$4,344,181	$4,791	$4,348,972
Other comprehensive income	—	—	—	—	8,539	—	8,539	—	8,539
Stock-based compensation activity	1,368,739	—	13,702	—	—	(55,101)	(41,399)	—	(41,399)
Common stock repurchases	(222,081)	—	—	—	—	(17,710)	(17,710)	—	(17,710)
Dividends declared ($0.06 per share)	—	—	—	(8,429)	—	—	(8,429)	—	(8,429)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,129)	(1,129)
Net income	—	—	—	89,761	—	—	89,761	1,558	91,319
Balance, March 31, 2021	139,446,849	$2	$2,183,728	$3,346,299	$(224,458)	$(930,628)	$4,374,943	$5,220	$4,380,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

							Accumulated
			Exchangeable		Additional		Other		Total
	Common Stock		Shares		Paid-In	Retained	Comprehensive	Treasury	Stockholders'	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity

Balance, December 31, 2019	142,324,318	$2	36,183	$—	$2,024,610	$2,854,271	$(241,818)	$(586,773)	$4,050,292	$3,539	$4,053,831
Credit loss cumulative effect adjustment	—	—	—	—	—	(3,841)	—	—	(3,841)		(3,841)
Other comprehensive loss	—	—	—	—	—	—	(82,968)	—	(82,968)	—	(82,968)
Acquisitions	121,089	—	—	—	4,329	—	—	—	4,329		4,329
Stock-based compensation activity	1,124,530	—	—	—	11,444	—	—	(19,750)	(8,306)	—	(8,306)
Exchange of exchangeable shares	36,183	—	(36,183)	—	—	—	—	—	—	—	—
Common stock repurchases	(5,960,134)	—	—	—	—	—		(200,000)	(200,000)	—	(200,000)
Dividends declared ($0.05 per share)	—	—	—	—	—	(7,184)	—	—	(7,184)	—	(7,184)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,963)	(1,963)
Other	—	—	—	—	—	(516)	—	—	(516)	293	(223)
Net income	—	—	—	—	—	38,686	—	—	38,686	2,817	41,503
Balance, March 31, 2020	137,645,986	$2	—	$—	$2,040,383	$2,881,416	$(324,786)	$(806,523)	$3,790,492	$4,686	$3,795,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BUSINESS AND ORGANIZATION:
Quanta Services, Inc. (together with its subsidiaries, Quanta) is a leading provider of specialty contracting services, delivering comprehensive infrastructure solutions for the electric and gas utility, communications, pipeline and energy industries in the United States, Canada, Australia and select other international markets. Quanta reports its results under two reportable segments: (1) Electric Power Infrastructure Solutions and (2) Underground Utility and Infrastructure Solutions.
Electric Power Infrastructure Solutions Segment
The Electric Power Infrastructure Solutions segment provides comprehensive network solutions to customers in the electric power and other industries. Services performed by the Electric Power Infrastructure Solutions segment generally include the design, new construction, upgrade and repair and maintenance of electric power transmission and distribution infrastructure and substation facilities, along with other engineering and technical services. This includes solutions for utilities to implement system upgrades to modernize and harden the electric power grid in order to ensure its safety and enhance reliability. This segment also provides emergency restoration services, including the repair of infrastructure damaged by fire and inclement weather; the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and Quanta’s proprietary robotic arm techniques; and the installation of “smart grid” technologies on electric power networks. In addition, this segment provides the engineering and construction services for the switchyards and transmission infrastructure needed to interconnect renewable energy generation, including solar, wind, hydro power and backup natural gas generation facilities. Engineering and construction services related to, among other things, electric vehicle charging infrastructure, micro-grids and battery storage are also performed in this segment. This segment also provides comprehensive design and construction solutions to wireline and wireless communications companies, cable multi-system operators and other customers within the communications industry (including services in connection with 5G wireless deployment); and the design, installation, maintenance and repair of commercial and industrial wiring. This segment also provides aviation services in support of the above services and includes the majority of the financial results of Quanta’s postsecondary educational institution, which specializes in pre-apprenticeship training, apprenticeship training and specialized utility task training for electric workers, as well as training for the gas distribution and communications industries.
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
Quanta recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta and its consolidated subsidiaries included in Quanta’s 2020 Annual Report.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of revenue recognition for construction contracts, including contractual change orders and claims; allowance for credit losses; valuation of inventory; useful lives of assets; fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments; equity and other investments; purchase price allocations; acquisition-related contingent consideration liabilities; multiemployer pension plan withdrawal liabilities; contingent liabilities associated with, among other things, legal proceedings and claims, parent guarantees and indemnity obligations; estimated insurance claim recoveries; stock-based compensation; operating results of reportable segments; provision for income taxes; and uncertain tax positions.
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
At March 31, 2021 and December 31, 2020, the aggregate transaction price allocated to unsatisfied or partially satisfied

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
performance obligations was approximately $4.13 billion and $3.99 billion, of which 76.7% and 71.2% were expected to be recognized in the subsequent twelve months. These amounts represent management’s estimate of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work had not yet begun. For purposes of calculating remaining performance obligations, Quanta includes all estimated revenues attributable to consolidated joint ventures and variable interest entities, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under MSAs and non-fixed price contracts expected to be completed within one year.
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
Contract costs include all direct materials, labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. The majority of the materials associated with Quanta’s work are owner-furnished, and therefore not included in contract revenues and costs. Additionally, Quanta may incur incremental costs to obtain certain contracts, such as selling and marketing costs, bid and proposal costs, sales commissions, and legal fees or initial set-up or mobilization costs, certain of which can be capitalized. Such costs were not material during the three months ended March 31, 2021 and 2020.
Contract Estimates
Actual revenues and project costs can vary, sometimes substantially, from previous estimates due to changes in a variety of factors, including unforeseen or changed circumstances not included in Quanta’s cost estimates or covered by its contracts. The estimating process is based on the professional knowledge and experience of Quanta’s project estimators, project managers and finance professionals. Some of the factors that can lead to positive changes in estimates on projects include successful execution through project risks, reduction of estimated project costs or increases of estimated revenues. Some of the factors that may lead to negative changes in estimates include concealed or unknown site conditions; changes to or disputes with customers regarding the scope of services; changes in estimates related to the length of time to complete a performance obligation; changes or delays with respect to permitting and regulatory requirements; changes in the cost of equipment, commodities, materials or labor; unanticipated costs or claims due to delays or failure to perform by customers or third parties; customer failure to provide required materials or equipment; errors in engineering, specifications or designs; project modifications; adverse weather conditions, natural disasters, and other emergencies (including the ongoing pandemic as a result of the novel coronavirus disease (COVID-19) that began in 2019); and performance and quality issues causing delay (including payment of liquidated damages) or requiring rework or replacement. These factors, along with other risks inherent in performing services under fixed price contracts, are routinely evaluated by management. Any changes in estimates could result in changes to profitability or losses associated with the related performance obligations. For example, estimated costs for a performance obligation may increase from an original estimate, and contractual provisions may not allow for adequate compensation or reimbursement for such additional costs. Changes in estimated revenues, costs and profit are recorded in the period they are determined to be probable and can be reasonably estimated. Contract losses are recognized in full when they are determined to be probable and can be reasonably estimated.
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
As of March 31, 2021 and December 31, 2020, Quanta had recognized revenues of $158.6 million and $141.2 million related to change orders and claims included as contract price adjustments and that were in the process of being negotiated in the normal course of business. The largest component of recognized change orders and claims is associated with delays to an electric transmission project in Canada, the most significant of which occurred in the first quarter of 2021 due to governmental requirements related to the COVID-19 pandemic. These requirements to on-site protocols caused challenging scheduling and site conditions, which resulted in these delays and negatively impacted productivity. Quanta believes that the contract for this project entitles it to recover certain amounts associated with the delays on the project. The aggregate amounts related to change orders and claims, which are included in “Contract assets” in the accompanying condensed consolidated balance sheets, represent management’s estimates of additional contract revenues that have been earned and are probable of collection. However, Quanta’s estimates could change, and the amount ultimately realized could be significantly higher or lower than the estimated amount.
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
Operating results for the three months ended March 31, 2021 were favorably impacted by 11.5% of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2020. The overall favorable impact resulted from net positive changes in estimates across a large number of projects, primarily as a result of favorable performance and successful mitigation of risks and contingencies as the projects progressed to completion. Partially offsetting the net favorable impact to gross profit for the three months ended March 31, 2021 was a negative change in estimate of $14.8 million associated with a communications project in the United States that arose from challenges with subcontractor performance and site conditions. This project had a total contract value of $91.8 million and was approximately 56% complete as of March 31, 2021.
Operating results for the three months ended March 31, 2020 were favorably impacted by 7.3% of gross profit, as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2019. The overall favorable impact resulted from net positive changes in estimates across a large number of projects, primarily as a result of favorable performance and successful mitigation of risks and contingencies as the projects progressed to completion. Partially offsetting the net favorable impact to gross profit for the three months ended March 31, 2020 was a negative change in estimate of $11.6 million related to project delays associated with subcontractor performance and severe weather impacts on a larger pipeline transmission project in Canada that had a contract value of $114 million and was approximately 98% complete as of March 31, 2021.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Revenues by Category
The following tables present Quanta’s revenue disaggregated by geographic location, as determined by the job location, and contract type (in thousands):

	Three Months Ended March 31,
	2021		2020
By primary geographic location:
United States	$2,206,116	81.6%	$2,268,086	82.1%
Canada	413,846	15.3%	384,225	13.9%
Australia	55,107	2.0%	51,050	1.8%
Others	28,512	1.1%	60,734	2.2%
Total revenues	$2,703,581	100.0%	$2,764,095	100.0%

	Three Months Ended March 31,
	2021		2020
By contract type:
Unit-price contracts	$976,562	36.1%	$974,651	35.3%
Cost-plus contracts	662,772	24.5%	688,084	24.9%
Fixed price contracts	1,064,247	39.4%	1,101,360	39.8%
Total revenues	$2,703,581	100.0%	$2,764,095	100.0%
As described above, under unit-price contracts with more than an insignificant amount of partially completed units and fixed price contracts, revenue is recognized as performance obligations are satisfied over time, with the percentage completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 44.4% and 48.1% of Quanta’s revenues recognized during the three months ended March 31, 2021 and 2020 were associated with this revenue recognition method.
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
Contract assets and liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Contract assets	$518,256	$453,832
Contract liabilities	$499,527	$528,864
As described above, contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end and variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings. The increase in contract assets from December

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
31, 2020 to March 31, 2021 was primarily due to increased working capital requirements related to the ramp up of two larger electric transmission projects in Canada and the timing of the billings.
Revenues were positively impacted by $54.3 million during the three months ended March 31, 2021 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2020. During the three months ended March 31, 2021, Quanta recognized revenue of approximately $245.7 million related to contract liabilities outstanding at December 31, 2020.
Current and Long-Term Accounts Receivable and Allowance for Credit Losses
The assessment of allowance for credit losses involves certain judgments and estimates. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Expected credit losses are estimated by evaluating trends in historical write-off experience and applying historical loss ratios to pools of financial assets with similar risk characteristics. Quanta has determined that it has one pool for the purpose of calculating its historical credit loss experience.
Quanta’s historical loss ratio and its determination of risk pools, which are used to calculate expected credit losses, may be adjusted for changes in customer credit concentrations within its portfolio of financial assets, customers’ ability to pay, and other considerations, such as economic and market changes, changes to the regulatory or technological environments affecting customers and the consistency between current and forecasted economic conditions and historical economic conditions used to derive historical loss ratios. At the end of each quarter, management reassesses these factors, including any potential effects from the currently challenged energy market and the ongoing COVID-19 pandemic.
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
Activity in Quanta’s allowance for credit losses consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Balance at beginning of period	$16,546	$9,398
Cumulative effect of adoption of new credit loss standard	—	5,067
Provision for credit losses	43	273
Direct write-offs charged against the allowance	(140)	(292)
Balance at end of period	$16,449	$14,446
Long-term accounts receivable are included within “Other assets, net” in the accompanying condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020, long-term accounts receivable were $13.5 million and $13.4 million.
Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on Quanta’s experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months. Retainage balances with expected settlement dates within the next twelve months as of March 31, 2021 and December 31, 2020 were $275.9 million and $306.3 million, which are included in “Accounts receivable.” Retainage balances with expected settlement dates beyond the next twelve months are included in “Other assets, net,” and as of March 31, 2021 and December 31, 2020 were $112.3 million and $88.2 million.
Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
contract until a later date or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues recognized for work performed under fixed-price contracts, as these amounts are recorded as “Contract assets.” At March 31, 2021 and December 31, 2020, unbilled receivables included in “Accounts receivable” were $561.3 million and $472.3 million. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $41.2 million and $53.6 million at March 31, 2021 and December 31, 2020.
Cash and Cash Equivalents
Amounts related to Quanta’s cash and cash equivalents based on geographic location of the bank accounts were as follows (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents held in domestic bank accounts	$170,128	$156,122
Cash and cash equivalents held in foreign bank accounts	30,090	28,498
Total cash and cash equivalents	$200,218	$184,620
Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which are carried at fair value. At March 31, 2021 and December 31, 2020, cash equivalents were $125.8 million and $98.0 million and consisted primarily of money market investments and money market mutual funds and are discussed further in the Fair Value Measurements section within this Note 2.
Cash and cash equivalents held by joint ventures, which are either consolidated or proportionately consolidated, are available to support joint venture operations, but Quanta cannot utilize those assets to support its other operations. Quanta generally has no right to cash and cash equivalents held by a joint venture other than participating in distributions and in the event of dissolution. Cash and cash equivalents held by Quanta’s wholly-owned captive insurance company are generally not available for use in support of its other operations. Amounts related to cash and cash equivalents held by joint ventures and the captive insurance company, which are included in Quanta’s total cash and cash equivalents balances, were as follows (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents held by domestic joint ventures	$4,091	$7,714
Cash and cash equivalents held by foreign joint ventures	3,780	3,973
Total cash and cash equivalents held by joint ventures	7,871	11,687
Cash and cash equivalents held by captive insurance company	131,839	85,014
Cash and cash equivalents not held by joint ventures or captive insurance company	60,508	87,919
Total cash and cash equivalents	$200,218	$184,620
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
In connection with the annual goodwill assessment performed during the fourth quarter of 2020, Quanta assessed qualitative factors to determine whether it was necessary to perform a quantitative fair value impairment analysis and identified certain reporting units for which a quantitative goodwill impairment assessment was deemed appropriate based on financial performance indicators. The subsequent quantitative analysis indicated that the fair value of each reporting unit was in excess of its carrying amount. Accordingly, Quanta did not record any impairment charges related to goodwill during the fourth quarter of 2020. Quanta also did not identify any triggering events in the first quarter of 2021, and therefore did not recognize any goodwill impairments for the three months ended March 31, 2021.
In connection with its annual goodwill assessment in 2020, Quanta also considered the sensitivity of its fair value estimates to changes in certain valuation assumptions, including with respect to reporting units within Quanta’s Underground Utility and Infrastructure Solutions Division that have recently been negatively impacted by energy market challenges. The potential future impact of these challenges is uncertain and depends on numerous factors and could continue or increase in future periods. In particular, two Canadian pipeline-related businesses and a United States material handling services business were identified in the annual goodwill assessment to have an increased risk of goodwill impairment in the near and medium term due to the significant decline in commodity prices and volatility in commodity production volumes, the effect of which

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
was exacerbated by the COVID-19 pandemic. After taking into account a 10% decrease in fair value, these reporting units would have had fair values below their carrying amounts as of December 31, 2020. The aggregate goodwill and intangible asset balances for these three businesses totaled $100.9 million and $18.5 million as of March 31, 2021. In addition, a specialized industrial services business located in the United States experienced lower demand for certain services during the year ended December 31, 2020, which has continued in 2021, as customers reduced and deferred regularly scheduled maintenance due to lack of demand for refined products as a result of the COVID-19 pandemic, particularly certain transportation related fuels. After taking into account a 10% decrease in fair value, the reporting unit would have had a fair value in excess of its carrying amount as of December 31, 2020; however, uncertainty as to the timing and extent of recovery of demand for refined products poses an increased risk of goodwill impairment to this reporting unit. The goodwill and intangible asset balances for this business were $303.1 million and $49.9 million as of March 31, 2021.
The determination of a reporting unit’s fair value requires judgment and the use of significant estimates and assumptions. While Quanta believes the estimates and assumptions used in its impairment assessments are reasonable and based on available market information obtained from relevant industry sources, variations in any of the assumptions could result in materially different calculations of fair value and impairment determinations. Quanta will continue to monitor the goodwill associated with its reporting units, and should any of its reporting units suffer additional declines in actual or forecasted financial results, the risk of goodwill impairment would increase.
Other Intangible Assets
Quanta’s intangible assets include customer relationships, backlog, trade names, non-compete agreements, patented rights and developed technology and curriculum, all of which are subject to amortization, as well as an engineering license, which is not subject to amortization. The fair value of customer relationships is estimated as of the date a business is acquired based on the value-in-use concept utilizing the income approach, specifically the multi-period excess earnings method. This method discounts to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals and estimated customer attrition rates. The significant estimates used by management in determining the fair values of customer relationship intangible assets include future revenues, discount rates and customer attrition rates. The following table presents the rates during the three months ended March 31, 2021 and the ranges of rates and weighted average rates for the year ended December 31, 2020 based on acquisition date fair values for discount and attrition rates used in the valuation of customer relationship intangible assets:

	2021	2020
	Rate	Range	Weighted Average
Discount rates	22%	19% to 25%	20%
Customer attrition rates	25%	10% to 43%	13%
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
As a result of the broader challenges in the energy market, the effect of which continues to be exacerbated by the COVID-19 pandemic, Quanta assessed the expected negative impact related to its intangible assets, particularly intangible assets associated with reporting units within the Underground Utility and Infrastructure Solutions Division. Quanta concluded that such impact is not likely to result in intangible asset impairments, and therefore no intangible asset impairments were recognized during the three months ended March 31, 2021. However, the potential impact of the energy market challenges and of the COVID-19 pandemic is uncertain and depends on numerous factors, and therefore the negative impact on certain of

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Quanta’s reporting units and related intangible assets could increase in future periods. Quanta will continue to monitor the impact of these events and should any of the reporting units suffer additional declines in actual or forecasted financial results, the risk of intangible asset impairment would increase.
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
Investments in entities of which Quanta is not the primary beneficiary, but over which Quanta has the ability to exercise significant influence, are accounted for using the equity method of accounting. Equity method investments are carried at original cost adjusted for Quanta’s proportionate share of the investees’ income, losses and distributions. The carrying value for these investments was $51.1 million at March 31, 2021 and is included in “Other assets, net” in the accompanying condensed consolidated balance sheets. Quanta’s share of net income or losses of unconsolidated equity method investments is included within operating income in the accompanying condensed consolidated statements of operations when the investee is operationally integral to the operations of Quanta and is reported as “Equity in earnings (losses) of integral unconsolidated affiliates.” Quanta’s share of net income or losses of unconsolidated equity method investments that are not operationally integral to the operations of Quanta are included in “Other income (expense), net” below operating income in the accompanying condensed consolidated statements of operations. As of March 31, 2021, Quanta had receivables of $7.9 million and payables of $3.1 million from its unconsolidated affiliates.
Equity method investments are reviewed for impairment by assessing whether there has been a decline in the fair value of the investment below the carrying amount and whether any such decline is other-than-temporary. In making this determination, factors such as the ability to recover the carrying amount of the investment and the inability of the investee to sustain its earnings capacity are evaluated in determining whether a loss in value should be recognized. During the three months ended March 31, 2020, Quanta recognized impairment losses of $3.1 million related to a non-integral equity method investment primarily due to the decline in commodity prices and production volume during 2020. These impairment losses are included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2020.
Investments in entities of which Quanta is not the primary beneficiary, and over which Quanta does not have the ability to exercise significant influence are accounted for using the cost method of accounting. Additionally, certain investments provide for significant influence over the investee, but also include preferential liquidation rights, which preclude accounting for the investments under the equity method. These cost method investments are required to be measured at fair value, with changes in fair value recognized in net income, unless the investments do not have readily determinable fair values, in which case the investments are measured at cost minus impairment, if any, plus or minus observable price changes in orderly transactions for an identical or similar investment in the same company. Earnings on investments accounted for using the cost method of accounting are recognized as dividends are declared. These earnings and any impairments of cost method investments are reported in “Other income (expense), net” in the accompanying condensed consolidated statements of operations.
The carrying value for these investments accounted for using the cost method of accounting was $129.3 million at March 31, 2021, and this amount is included in “Other assets, net” in the accompanying condensed consolidated balance sheet. The carrying value included $9.3 million of cumulative impairments that were recorded in 2020 to an investment in a water and gas infrastructure contractor. Quanta had, but did not exercise, an option to acquire the remaining interest in this business at an agreed price based on a multiple of the company’s earnings during a designated performance period. During the three months ended March 31, 2021, Quanta acquired a minority interest in a broadband technology provider for $90.0 million. This investment includes preferential liquidation rights and is accounted for using the cost method of accounting. During the three months ended March 31, 2021, Quanta also purchased, through its wholly-owned captive insurance company, certain real property, including associated buildings and facilities, and such property is expected to be developed for its future corporate headquarters. A portion of this property is currently leased to third-party lessees and is expected to continue to be leased to third-party lessees in the future. As a result, an investment in real estate of $23.7 million was recognized at cost for the portion of the property currently leased to third party lessees and is included in “Other assets, net” in the accompanying condensed consolidated balance sheet.
See Note 11 for additional information related to investments.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Puerto Rico Joint Venture
During the three months ended June 30, 2020, a joint venture in which Quanta owns a 50% interest, LUMA Energy, LLC (LUMA), was selected for a 15-year operation and maintenance agreement to operate, maintain and modernize the approximately 18,000-mile electric transmission and distribution system in Puerto Rico. The 15-year operation and maintenance period is scheduled to begin following a transition period that is expected to end in mid-2021. During the transition period, LUMA will complete numerous steps necessary to transition operation and maintenance from the current operator and receives a fixed transition services fee, payable in monthly installments, and is reimbursed for costs and expenses. During the operation and maintenance period, LUMA will continue to be reimbursed for costs and expenses and will receive a fixed annual management fee, with the opportunity to receive additional annual performance-based incentive fees. LUMA will not assume ownership of any electric transmission and distribution system assets and will not be responsible for operation of the power generation assets. Quanta’s ownership interest and participation in LUMA is accounted for as an equity method investment due to Quanta’s equal ownership and management of LUMA with its joint venture partner. LUMA is operationally integral to the operations of Quanta, and therefore Quanta’s share of LUMA’s net income or losses is reported within operating income in “Equity in earnings (losses) of integral unconsolidated affiliates.” Included within the equity method investment described above is Quanta’s investment balance related to LUMA of $16.2 million.
Accounts payable and accrued expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accounts payable, trade	$842,110	$798,023
Accrued compensation and related expenses	353,391	378,002
Other accrued expenses	310,524	333,769
Accounts payable and accrued expenses	$1,506,025	$1,509,794
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
As of March 31, 2021, the total amount of unrecognized tax benefits relating to uncertain tax positions was $35.9 million, an increase of $2.7 million from December 31, 2020. Quanta and certain subsidiaries remain under examination by various U.S. state and foreign tax authorities for multiple periods. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $13.6 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.
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
Insurance
Quanta is insured for, among other things, employer’s liability, workers’ compensation, auto liability, aviation and general liability claims. Deductibles for the employer’s liability and workers' compensation programs are $5.0 million per occurrence, and deductibles for the auto liability and general liability programs are $15.0 million per occurrence. Quanta manages and maintains a portion of its casualty risk through its wholly-owned captive insurance company, which insures all claims up to the amount of the applicable deductible of its third-party insurance programs. In connection with Quanta’s casualty insurance programs, Quanta is required to issue letters of credit to secure its obligations. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $0.8 million per claimant per year.
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
Stock-Based Compensation
Quanta recognizes compensation expense for restricted stock units (RSUs) and performance stock units (PSUs) to be settled in common stock based on the fair value of the awards, net of estimated forfeitures. The fair value of RSU awards is determined based on the number of units granted and the closing price of Quanta’s common stock on the date of grant. The grant date fair value of the PSUs is determined as follows: (i) for the portion of the awards based on company performance metrics, by utilizing the closing price of Quanta’s common stock on the date of grant and (ii) for the portion of the awards based on relative total shareholder return, by utilizing a Monte Carlo simulation valuation methodology. An estimate of future forfeitures, based on historical data, is also utilized to determine compensation expense for the period, and these forfeiture estimates are subject to change and may impact the value that will ultimately be recognized as compensation expense. The resulting compensation expense for PSU and time-based RSU awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, and the resulting compensation expense for performance-based RSU awards is recognized using the graded vesting method over the requisite service period. The compensation expense related to outstanding PSUs can also vary from period to period based on changes in forecasted achievement of established performance goals and the total number of shares of common stock that Quanta anticipates will be issued upon vesting of such PSUs. Payments made by Quanta to satisfy employee tax withholding obligations associated with awards settled in common stock are classified as financing cash flows.
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
Functional Currency and Translation of Financial Statements
The U.S. dollar is the functional currency for the majority of Quanta’s operations, which are primarily located within the United States. The functional currency for Quanta’s foreign operations, which are primarily located in Canada and Australia, is typically the currency of the country where the foreign operating unit is located and transacts the majority of its activities, including billings, financing, payroll and other expenditures. When preparing its consolidated financial statements, Quanta translates the financial statements of its foreign operating units from their functional currency into U.S. dollars. Statements of operations, comprehensive income and cash flows are translated at average monthly rates, while balance sheets are translated at month-end exchange rates or historical rates for certain equity accounts. The translation of the balance sheet results in translation gains or losses, which are included as a separate component of equity under “Accumulated other comprehensive income (loss).” Gains and losses arising from transactions not denominated in functional currencies are included within “Other income (expense), net” in the accompanying condensed consolidated statements of operations.
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
Investments
Equity investments with readily determinable fair values are measured at fair value, with changes in fair value recognized in net income. In cases where those readily determinable values are quoted market prices, the level of input used for these fair value measurements is the highest level (Level 1). Equity investments without readily determinable fair values are measured on a nonrecurring basis. These types of fair market value assessments are similar to other nonrecurring fair value measures used by Quanta, which include the use of significant judgments and available relevant market data. Such market data may include observations of the valuation of comparable companies, risk-adjusted discount rates and an evaluation of the expected performance of the underlying portfolio asset, including historical and projected levels of profitability or cash flows. In addition, a variety of additional factors may be reviewed by management, including, but not limited to, contemporaneous financing and sales transactions with third parties, changes in market outlook and the third-party financing environment. The level of inputs used for these fair value measurements is the lowest level (Level 3).

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As discussed in the Investments in Affiliates and Other Entities section within this Note 2, Quanta has investments accounted for using the equity and cost methods of accounting. Quanta utilizes the fair value premise as the basis for its impairment valuation and recognizes impairment if there are sufficient indicators that the fair value of the investment is less than its carrying value.
Financial Instruments
The carrying amounts of cash equivalents, accounts receivable, contract assets, accounts payable and accrued expenses and contract liabilities approximate fair value due to the short-term nature of these instruments. All of Quanta’s cash equivalents were categorized as Level 1 assets at March 31, 2021 and December 31, 2020, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.
Long-term Debt
The carrying amount of variable rate debt, which includes borrowings under Quanta’s senior credit facility, approximates fair value. The fair value of Quanta’s 2.900% Senior Notes due October 1, 2030 was $1.01 billion at March 31, 2021. The fair value of the senior notes is based on the quoted market prices for the same issue and are categorized as Level 1 liabilities. See Note 7 for additional information regarding Quanta’s senior credit facility and the senior notes.

3. NEW ACCOUNTING PRONOUNCEMENTS:
Adoption of New Accounting Pronouncements
In December 2019, the FASB issued an update that, among other things, amends the guidance related to accounting for tax law changes when an entity has a year-to-date loss in an interim period and provides guidance on how to evaluate whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction. This update is effective for interim and annual periods beginning after December 15, 2020, and certain amendments should be applied prospectively, while other amendments should be applied on a modified retrospective basis. Quanta adopted the guidance effective January 1, 2021, and it did not have a material impact on Quanta’s condensed consolidated financial statements at the date of adoption.
In January 2020, the FASB issued an update that clarified the applicable guidance for measurement of the fair value of equity and cost method investments when there is a change in the level of ownership or degree of influence. Quanta adopted this standard effective January 1, 2021 and will prospectively apply this update.

4. ACQUISITIONS:
During the three months ended March 31, 2021, Quanta acquired a business located in the United States that primarily provides horizontal directional drilling services. The consideration for this acquisition was $3.5 million paid in cash. During the year ended December 31, 2020, Quanta acquired a contractor located in the United States that provides electric power distribution, transmission and substation maintenance and construction, directional boring and emergency restoration services; a professional engineering business located in the United States that provides infrastructure engineering and design services to electric utilities, gas utilities and communications services companies, as well as permitting and utility locating services; a business located in the United States that provides aviation services primarily for the utility industry; an electric power infrastructure business located in the United States that primarily provides underground conduit services; a business located in the United States that specializes in the deployment of short- and long-haul fiber optic cable and utilities; an industrial services business located in Canada that performs catalyst handling services, including changeover and shutdown maintenance, for customers in the refining and chemical industries; and a business located in the United States that provides heavy, civil, industrial and energy related services and specializes in the construction and maintenance of pipelines and metering stations. The aggregate consideration for these acquisitions was $349.3 million paid or payable in cash (subject to certain adjustments) and 1,334,469 shares of Quanta common stock, which had a fair value of $57.1 million as of the respective acquisition dates. Additionally, one of the acquisitions includes the potential payment of up to $6.9 million of contingent consideration, payable if the acquired business achieves certain performance objectives over a five-year post-acquisition period. Based on the estimated fair value of the contingent consideration, Quanta recorded $2.3 million of liabilities as of the acquisition date.
The results of the acquired businesses have been included in Quanta’s consolidated financial statements beginning on the respective acquisition dates, with the results of the industrial services business and the business that specializes in the construction and maintenance of pipelines and metering stations generally included in the Underground Utility and

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Infrastructure Solutions segment and the results of the remaining businesses generally included in the Electric Power Infrastructure Solutions segment.
The following table summarizes the aggregate consideration paid or payable as of March 31, 2021 for the acquisitions completed in 2021 and 2020 and presents the allocation of these amounts to net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates, inclusive of any purchase price adjustments. These allocations require significant use of estimates and are based on information that was available to management at the time these condensed consolidated financial statements were prepared. Quanta uses a variety of information to estimate fair values, including quoted market prices, carrying amounts and valuation techniques such as discounted cash flows. When deemed appropriate, third-party appraisal firms are engaged to assist in fair value determination of fixed assets, intangible assets and certain other assets and liabilities.
Quanta is finalizing its fair value assessments for the acquired assets and assumed liabilities related to businesses acquired subsequent to March 31, 2020, and further adjustments to the purchase price allocations may occur. As of March 31, 2021, the estimated fair values of the net assets acquired were preliminary, with possible updates primarily related to tax estimates and inventory. Consideration amounts are also subject to the finalization of closing working capital adjustments and the completion of conditions precedent in order to close on agreements for the purchase of real property related to a business acquired in 2020. The aggregate consideration paid or payable for businesses acquired between March 31, 2020 and March 31, 2021 was allocated to acquired assets and assumed liabilities, which resulted in an allocation of $217.5 million to net tangible assets, $92.7 million to identifiable intangible assets and $75.8 million to goodwill. The following table summarizes the fair value of total consideration transferred or estimated to be transferred and the fair value of assets acquired and liabilities assumed (in thousands).

	2021	2020
Consideration:
Cash paid or payable	$3,500	$349,310
Value of Quanta common stock issued	—	57,119
Contingent consideration	—	2,250
Fair value of total consideration transferred or estimated to be transferred	$3,500	$408,679

Accounts receivable	$—	$74,492
Contract assets	—	8,919
Other current assets	—	51,807
Property and equipment	1,327	133,511
Other assets	—	14
Identifiable intangible assets	393	96,827
Contract liabilities	—	(3,750)
Other current liabilities	—	(34,890)
Deferred tax liabilities, net	—	(3,185)
Total identifiable net assets	1,720	323,745
Goodwill	1,780	84,934
Fair value of net assets acquired	$3,500	$408,679
Goodwill represents the amount by which the purchase price for an acquired business exceeds the net fair value of the assets acquired and liabilities assumed.
The acquisitions completed in 2021 and 2020 strategically expanded Quanta’s domestic and international underground utility and infrastructure solutions and domestic electric power infrastructure solutions, which Quanta believes contributes to the recognition of goodwill. Approximately $1.8 million and $73.3 million of goodwill is expected to be deductible for income tax purposes related to acquisitions completed in 2021 and 2020.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes the estimated fair values of identifiable intangible assets for the acquisition completed in 2021 as of the acquisition date and the related weighted average amortization periods by type (in thousands, except for weighted average amortization periods, which are in years).

	Estimated Fair Value	Weighted Average Amortization Period in Years
Customer relationships	$218	3.0
Trade names	50	2.0
Non-compete agreements	125	5.0
Total intangible assets subject to amortization	$393	3.5
The following unaudited supplemental pro forma results of operations for Quanta, which incorporate the acquisitions completed in 2021 and 2020, have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors (in thousands, except per share amounts).

	Three Months Ended
	March 31,
	2021	2020
Revenues	$2,704,247	$2,840,654
Gross profit	$373,332	$350,910
Selling, general and administrative expenses	$(243,748)	$(241,089)
Amortization of intangible assets	$(21,375)	$(22,025)
Net income	$91,328	$43,091
Net income attributable to common stock	$89,770	$40,274

Earnings per share attributable to common stock:
Basic	$0.64	$0.28
Diluted	$0.62	$0.27
The pro forma combined results of operations for the three months ended March 31, 2021 and 2020 were prepared by adjusting the historical results of Quanta to include the historical results of the acquisition completed in 2021 as if it occurred January 1, 2020. The pro forma combined results of operations for the three months ended March 31, 2020 were prepared by also adjusting the historical results of Quanta to include the historical results of the acquisitions completed in 2020 as if they occurred January 1, 2019. These pro forma combined historical results were adjusted for the following: a reduction of interest expense as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest expense as a result of the cash consideration paid; an increase in amortization expense due to the incremental intangible assets recorded; changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies; an increase in the number of outstanding shares of Quanta common stock; and reclassifications to conform the acquired businesses’ presentation to Quanta’s accounting policies. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs or any cost savings or other synergies that resulted or may result from the acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.
There were nominal amounts of revenues and income before income taxes included in Quanta’s condensed consolidated results of operations for the three months ended March 31, 2021 related to the acquisition completed in 2021. Revenues of $1.9 million and a loss before income taxes of $0.9 million, which included $0.8 million of acquisition-related costs, are included in Quanta’s condensed consolidated results of operations for the three months ended March 31, 2020 related to the acquisitions completed in 2020.

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
A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Infrastructure Solutions Division	Underground Utility and Infrastructure Solutions Division	Total
Balance at December 31, 2019:
Goodwill	$1,365,163	$753,938	$2,119,101
Accumulated impairment	—	(96,426)	(96,426)
	1,365,163	657,512	2,022,675

Goodwill related to acquisitions completed in 2020	79,889	6,308	86,197
Purchase price allocation adjustments	1,730	19	1,749
Foreign currency translation adjustments	2,992	7,401	10,393

Balance at December 31, 2020:
Goodwill	1,449,774	768,868	2,218,642
Accumulated impairment	—	(97,628)	(97,628)
	1,449,774	671,240	2,121,014

Goodwill related to acquisitions completed in 2021	1,780	—	1,780
Purchase price allocation adjustments	(1,264)	—	(1,264)
Foreign currency translation adjustments	2,239	320	2,559

Balance at March 31, 2021:
Goodwill	1,452,529	769,017	2,221,546
Accumulated impairment	—	(97,457)	(97,457)
	$1,452,529	$671,560	$2,124,089

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Quanta’s intangible assets and the remaining weighted average amortization periods related to its intangible assets subject to amortization were as follows (in thousands except for weighted average amortization periods, which are in years):

	As of				As of
	March 31, 2021				December 31, 2020
	Remaining Weighted Average Amortization Period in Years	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Intangible Assets	Accumulated Amortization	Intangible Assets, Net
Customer relationships	5.4	$618,035	$(295,700)	$322,335	$616,875	$(277,647)	$339,228
Backlog	1.1	150,096	(146,852)	3,244	149,769	(145,476)	4,293
Trade names	13.6	101,711	(33,960)	67,751	101,533	(32,471)	69,062
Non-compete agreements	3.0	47,537	(38,105)	9,432	47,333	(36,973)	10,360
Patented rights and developed technology	3.3	22,496	(21,940)	556	22,486	(21,894)	592
Curriculum	7.1	12,233	(3,429)	8,804	12,233	(3,113)	9,120
Total intangible assets subject to amortization	6.7	952,108	(539,986)	412,122	950,229	(517,574)	432,655
Engineering license		3,000	—	3,000	3,000	—	3,000
Total intangible assets		$955,108	$(539,986)	$415,122	$953,229	$(517,574)	$435,655
Amortization expense for intangible assets was $21.4 million and $17.9 million for the three months ended March 31, 2021 and 2020.
The estimated future aggregate amortization expense of intangible assets subject to amortization as of March 31, 2021 is set forth below (in thousands):

Year Ending December 31:
Remainder of 2021	$63,453
2022	77,104
2023	68,280
2024	55,249
2025	43,634
Thereafter	104,402
Total	$412,122

6. PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Amounts attributable to common stock:
Net income attributable to common stock	$89,761	$38,686

Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	140,121	144,454
Effect of dilutive unvested non-participating stock-based awards	4,326	2,333
Weighted average shares outstanding for diluted earnings per share attributable to common stock	144,447	146,787

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Basic and diluted earnings per share attributable to common stock are computed using the weighted average number of shares of common stock outstanding during the applicable period. Unvested stock-based awards that contain non-forfeitable rights to dividends or dividend equivalents (participating securities) have been included in the calculation of basic and diluted earnings per share attributable to common stock for the portion of the periods that the awards were outstanding. Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock included 1.1 million and 2.3 million weighted average participating securities for the three months ended March 31, 2021 and 2020.
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

7. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
2.900% Senior Notes due 2030	$1,000,000	$1,000,000
Borrowings under senior credit facility	321,703	148,508
Other long-term debt	46,511	46,981
Finance leases	2,615	2,228
Unamortized discount and debt issuance costs related to senior notes	(12,560)	(12,892)
Total long-term debt obligations	1,358,269	1,184,825
Less — Current maturities of long-term debt	10,709	10,531
Total long-term debt obligations, net of current maturities	$1,347,560	$1,174,294
Quanta’s current maturities of long-term debt and short-term debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Short-term debt	$—	$4,233
Current maturities of long-term debt	10,709	10,531
Current maturities of long-term debt and short-term debt	$10,709	$14,764
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
Interest on the senior notes of $14.5 million is payable semi-annually in arrears on April 1 and October 1 of each year. The senior notes are Quanta’s senior unsecured obligations and rank equally in right of payment with Quanta’s existing and future senior indebtedness and senior in right of payment to all future subordinated indebtedness of Quanta (subject to applicable law). The senior notes are effectively subordinated to all secured indebtedness of Quanta to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all liabilities, including trade payables, of Quanta’s subsidiaries.
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
Senior Credit Facility
Quanta has a credit agreement with various lenders that provides for $2.51 billion of aggregate revolving commitments and has a maturity date of September 22, 2025. Additionally, subject to the conditions specified in the credit agreement, Quanta has the option to increase the capacity of the credit facility, in the form of an increase in the revolving commitments, term loans or a combination thereof, from time to time, upon receipt of additional commitments from new or existing lenders by up to an additional (i) $400.0 million plus (ii) additional amounts so long as the Incremental Leverage Ratio Requirement (as defined in the credit agreement) is satisfied at the time of such increase. The Incremental Leverage Ratio Requirement requires, among other things, after giving pro forma effect to such increase and the use of proceeds therefrom, compliance with the credit agreement’s financial covenants as of the most recent fiscal quarter end for which financial statements were required to be delivered.
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
As of March 31, 2021, Quanta had $321.7 million of outstanding revolving loans under the senior credit facility. Of the total outstanding borrowings, $175.2 million were denominated in Australian dollars, $113.1 million were denominated in U.S. dollars and $33.4 million were denominated in Canadian dollars. As of March 31, 2021, Quanta also had $319.9 million of letters of credit issued under the senior credit facility, of which $100.8 million were denominated in currencies other than the U.S. dollar, primarily Canadian dollars. As of March 31, 2021, subject to the applicable sublimits, the remaining $1.87 billion of available commitments under the senior credit facility was available for loans or issuing new letters of credit in U.S. dollars and certain alternative currencies.
Borrowings under the senior credit facility and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2021	2020
Maximum amount outstanding	$363,054	$2,024,473
Average daily amount outstanding	$214,389	$1,458,311
Weighted-average interest rate	2.18%	3.11%
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
The credit agreement contains certain covenants, including (i) a maximum Consolidated Leverage Ratio of 3.5 to 1.0 (except that in connection with certain permitted acquisitions in excess of $200.0 million, such ratio is 4.0 to 1.0 for the fiscal quarter in which the acquisition is completed and the four subsequent fiscal quarters) and (ii) a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0. As of March 31, 2021, Quanta was in compliance with all of the financial covenants under the credit agreement.
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
Additionally, Quanta voluntarily prepaid certain term loans outstanding under the credit agreement in September 2020. Quanta had borrowed $600.0 million in October 2018 under a term loan facility and $687.5 million in September 2019 under the term loan facility and used the majority of such proceeds to repay then-outstanding revolving loans under the credit agreement. Term loans bore interest at rates generally consistent with the revolving loans borrowed in U.S. dollars, except that the additional amount over the Eurocurrency Rate was 1.125% to 1.875%, as determined based on Quanta’s Consolidated Leverage Ratio. Quanta made quarterly principal payments of $16.1 million on the term loans during the first half of 2020.

8. LEASES:
Quanta primarily leases land, buildings, vehicles, construction equipment and office equipment. As of March 31, 2021, the majority of Quanta’s leases had remaining lease terms not exceeding 10 years. Certain leases include options to extend their terms in increments of up to five years and/or options to terminate. The components of lease costs in the accompanying condensed consolidated statements of operations are as follows (in thousands):

		Three Months Ended
		March 31,
Lease cost	Classification	2021	2020
Finance lease cost:
Amortization of lease assets	Depreciation (1)	$244	$202
Interest on lease liabilities	Interest expense	27	17
Operating lease cost	Cost of services and Selling, general and administrative expenses	27,776	29,737
Short-term and variable lease cost (2)	Cost of services and Selling, general and administrative expenses	157,899	170,365
Total lease cost		$185,946	$200,321
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
Quanta has entered into arrangements with certain related parties to lease certain real property and facilities. Typically, the parties are employees of Quanta who are also the former owners of businesses acquired by Quanta, and the real properties and facilities continue to be utilized by Quanta subsequent to the acquisitions. Quanta utilizes third party market valuations to

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
evaluate rental rates for these properties and facilities, and the lease agreements generally have remaining lease terms of up to 10 years, subject to renewal options. Related party lease expense was $4.8 million and $4.4 million for the three months ended March 31, 2021 and 2020.
The components of leases in the accompanying condensed consolidated balance sheet were as follows (in thousands):

Lease type	Classification	March 31, 2021	December 31, 2020
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$252,206	$256,845
Finance lease assets	Property and equipment, net of accumulated depreciation	2,715	2,370
Total lease assets		$254,921	$259,215
Liabilities:
Current:
Operating	Current portion of operating lease liabilities	$83,799	$85,134
Finance	Current maturities of long-term debt and short-term debt	988	846

Non-current:
Operating	Operating lease liabilities, net of current portion	176,008	178,822
Finance	Long-term debt, net of current maturities	1,627	1,382
Total lease liabilities		$262,422	$266,184
Certain of Quanta’s equipment rental agreements contain purchase options pursuant to which the purchase price is offset by a portion of the rental payments. When rental purchase options are exercised and a substantive benefit is deemed to be transferred to a third-party lessor, the transaction is deemed to be a financing transaction for accounting purposes. This results in the recognition of an asset equal to the purchase price being recorded in “Property, plant and equipment, net of accumulated depreciation,” and the recognition of a corresponding liability in “Current maturities of long-term debt and short-term debt” and “Long-term debt, net of current maturities.” As of March 31, 2021 and December 31, 2020, the assets recorded, net of accumulated depreciation, totaled $45.2 million and $45.7 million.
Future minimum lease payments for operating and finance leases were as follows (in thousands):

	As of March 31, 2021
	Operating Leases	Finance Leases	Total
Remainder of 2021	$71,358	$836	$72,194
2022	73,550	847	74,397
2023	52,368	626	52,994
2024	32,349	394	32,743
2025	21,287	62	21,349
Thereafter	32,342	—	32,342
Total future minimum operating and finance lease payments	$283,254	$2,765	$286,019
Less imputed interest	(23,447)	(150)	(23,597)
Total lease liabilities	$259,807	$2,615	$262,422

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Future minimum lease payments for short-term leases, which are not recorded in the condensed consolidated balance sheets due to Quanta’s accounting policy election, were $20.3 million as of March 31, 2021. Month-to-month rental expense associated primarily with certain equipment rentals is excluded from these amounts because Quanta is unable to accurately predict future rental amounts.
The weighted average remaining lease terms and discount rates were as follows:

As of March 31, 2021
Weighted average remaining lease term (in years):
Operating leases	4.22
Finance leases	3.09
Weighted average discount rate:
Operating leases	4.1%
Finance leases	4.1%
Quanta has also guaranteed the residual value under certain of its equipment operating leases, agreeing to pay any difference between this residual value and the fair market value of the underlying asset at the date of lease termination. As of March 31, 2021, the maximum guaranteed residual value of this equipment was $860.9 million. While Quanta believes that no significant payments will be made as a result of these residual value guarantees, there can be no assurance that significant payments will not be required in the future.
As of March 31, 2021, Quanta had additional operating lease obligations of $1.6 million for leases that had not yet commenced and that are expected to commence in 2021 or 2022 and have lease terms of one to seven years.

9. EQUITY:
Stock repurchases
During the third quarter of 2018, Quanta’s Board of Directors approved a stock repurchase program that authorizes Quanta to purchase, from time to time through June 30, 2021, up to $500 million of its outstanding common stock. In August 2020, Quanta’s Board of Directors authorized Quanta to repurchase, from time to time through June 30, 2023, up to an additional $500 million in shares of its outstanding common stock under a new stock repurchase program. As of March 31, 2021, an aggregate $519.1 million remained under the stock repurchase programs.
Quanta repurchased the following shares of common stock in the open market under the stock repurchase programs (in thousands):

Quarter ended:	Shares	Amount
March 31, 2021	222	$17,710
December 31, 2020	720	$49,949
September 30, 2020	—	$—
June 30, 2020	—	$—
March 31, 2020	5,960	$200,000
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
Quanta’s policy is to record a stock repurchase as of the trade date; however, the payment of cash related to the repurchase is made on the settlement date of the trade. During the three months ended March 31, 2021 and 2020, cash payments related to stock repurchases were $19.5 million and $200.0 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Dividends
Quanta declared the following cash dividends and cash dividend equivalents during 2020 and the first three months of 2021 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
March 25, 2021	April 6, 2021	April 15, 2021	$0.06	$8,429
December 11, 2020	January 4, 2021	January 15, 2021	$0.06	$8,933
August 26, 2020	October 1, 2020	October 15, 2020	$0.05	$7,244
May 28, 2020	July 1, 2020	July 15, 2020	$0.05	$7,182
March 26, 2020	April 6, 2020	April 15, 2020	$0.05	$7,184
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
The declaration, payment and amount of future cash dividends will be at the discretion of Quanta’s Board of Directors after taking into account various factors, including Quanta’s financial condition, results of operations and cash flows from operating activities; current and anticipated capital requirements and expansion plans; the current and potential impact of the COVID-19 pandemic and other market, industry, economic and political conditions; income tax laws then in effect; and the requirements of Delaware law. In addition, as discussed in Note 7, Quanta’s credit agreement restricts the payment of cash dividends unless certain conditions are met.
Non-controlling Interests
Quanta holds interests in various entities through both joint venture entities that provide infrastructure-related services under specific customer contracts, either directly or through subcontracting relationships, and other equity investments in partially owned entities that own and operate certain infrastructure assets, including investments entered into through the partnership structure Quanta formed with certain infrastructure investors. Quanta has determined that certain of these joint ventures for which Quanta provides the majority of the infrastructure services, which management believes most significantly influences the economic performance of such joint ventures, are VIEs. Management has concluded that Quanta is the primary beneficiary of these joint ventures and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as “Non-controlling interests” in Quanta’s condensed consolidated balance sheets. Net income attributable to the other parties in the amounts of $1.6 million and $2.8 million for the three months ended March 31, 2021 and 2020 have been accounted for as a reduction of net income in deriving “Net income attributable to common stock” in Quanta’s condensed consolidated statements of operations.
The carrying amount of the investments in VIEs held by Quanta was $13.7 million and $13.2 million at March 31, 2021 and December 31, 2020. The carrying amount of investments held by the non-controlling interests in these VIEs as of March 31, 2021 and December 31, 2020 was $5.2 million and $4.8 million. During the three months ended March 31, 2021 and 2020, net distributions to non-controlling interests were $1.1 million and $2.0 million. There were no other material changes in equity as a result of transfers to or from the non-controlling interests during the three months ended March 31, 2021 or 2020. See Note 11 for further disclosures related to Quanta’s joint venture arrangements.

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
RSUs to be Settled in Common Stock
A summary of the activity for RSUs to be settled in common stock for the three months ended March 31, 2021 is set forth below (shares in thousands):

	RSUs	Weighted Average Grant Date Fair Value (Per share)
Unvested at December 31, 2020	3,869	$37.57
Granted	898	$82.21
Vested	(1,334)	$36.85
Forfeited	(42)	$37.37
Unvested at March 31, 2021	3,391	$49.69
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
During the three months ended March 31, 2021 and 2020, vesting activity consisted of 1.3 million and 1.1 million RSUs settled in common stock, and the approximate fair values of such stock at the time of vesting were $111.2 million and $43.7 million.
During the three months ended March 31, 2021 and 2020, Quanta recognized $15.1 million and $12.0 million of non-cash stock-based compensation expense related to RSUs to be settled in common stock. Such expense is recorded in “Selling, general and administrative expenses.” As of March 31, 2021, there was $129.3 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.59 years.
PSUs to be Settled in Common Stock
PSUs provide for the issuance of shares of common stock upon vesting, which occurs at the end of a three-year performance period based on achievement of certain company performance metrics established by the Compensation Committee of Quanta’s Board of Directors, including financial and operational goals and Quanta’s total stockholder return as compared to a predetermined group of peer companies. The final number of shares of common stock issuable upon vesting of PSUs can range from 0% to 200% of the number of PSUs initially granted, depending on the level of achievement, as determined by the Compensation Committee of Quanta’s Board of Directors. Holders of PSUs are entitled to cash dividend equivalent payments in an amount equal to any cash dividend payable on account of the underlying Quanta common stock; however, payment of such amounts is not made until the PSUs vest, such that the dividend equivalent payments are subject to forfeiture.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
A summary of the activity for PSUs to be settled in common stock for the three months ended March 31, 2021 is set forth below (shares in thousands):

	PSUs	Weighted Average Grant Date Fair Value (Per share)
Unvested at December 31, 2020	1,047	$37.65
Granted	172	$90.28
Vested	(268)	$38.28
Forfeited	(11)	$36.90
Unvested at March 31, 2021	940	$47.14
The grant date fair values of the PSUs were determined as follows: (i) for the portion of the awards based on company financial and operational performance metrics, by utilizing the closing price of Quanta’s common stock on the date of grant and (ii) for the portion of the awards based on total shareholder return, by utilizing a Monte Carlo simulation valuation methodology. The Monte Carlo simulation valuation methodology applied the following key inputs:

2021
Valuation date price based on March 25, 2021 closing stock prices of Quanta common stock	$83.48
Expected volatility	36%
Risk-free interest rate	0.26%
Term in years	2.77
Quanta recognizes expense, net of estimated forfeitures, for PSUs based on the forecasted achievement of the company financial and operational performance metrics and forecasted performance with respect to relative total stockholder return, multiplied by the completed portion of the three-year period and the fair value of the total number of shares of common stock that Quanta anticipates will be issued based on such achievement. During the three months ended March 31, 2021 and 2020, Quanta recognized $3.6 million and $2.9 million in compensation expense associated with PSUs. Such expense is recorded in “Selling, general and administrative expenses.” During the three months ended March 31, 2021 and 2020, 0.5 million shares of common stock were earned and either issued or deferred for future issuance in connection with PSUs.
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
Compensation expense related to RSUs to be settled in cash was $4.9 million and $1.1 million for the three months ended March 31, 2021 and 2020. Such expense is recorded in “Selling, general and administrative expenses.” RSUs that are anticipated to be settled in cash are not included in the calculation of weighted average shares outstanding for earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $7.4 million and $3.3 million to settle liabilities related to cash-settled RSUs in the three months ended March 31, 2021 and 2020. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $6.2 million and $8.7 million at March 31, 2021 and December 31, 2020.
11. COMMITMENTS AND CONTINGENCIES:
Investments in Affiliates and Other Entities
As described in Notes 2 and 9, Quanta holds investments in various entities, including joint venture entities that provide infrastructure-related services under specific customer contracts and partially owned entities that own, operate and/or maintain certain infrastructure assets. Losses incurred by these entities are generally shared ratably based on the percentage ownership of the participants in these structures. However, in Quanta’s joint venture structures that provide infrastructure-related services, each participant is typically jointly and severally liable for all of the obligations of the joint venture entity pursuant to the contract with the customer, as a general partner or through a parent guarantee, and therefore Quanta can be liable for full

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
performance of the contract with the customer. In circumstances where Quanta’s participation in a joint venture qualifies as a general partnership, the joint venture partners are jointly and severally liable for all obligations of the joint venture, including obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with these joint and several liabilities. Additionally, typically each joint venture participant agrees to indemnify the other participant for any liabilities incurred in excess of what the other participant is obligated to bear under the respective joint venture agreement or in accordance with the scope of work subcontracted to each participant. It is possible, however, that Quanta could be required to pay or perform obligations in excess of its share if another participant is unable or refuses to pay or perform its share of the obligations. Quanta is not aware of circumstances that would lead to future claims against it for material amounts that would not be indemnified. However, to the extent any such claims arise, they could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows.
Committed Expenditures
Quanta has capital commitments for the expansion of its equipment fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of March 31, 2021, Quanta had $98.7 million and $7.6 million of production orders with expected delivery dates in 2021 and 2022. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that the majority of these orders will be assigned to third party leasing companies and made available under certain master equipment lease agreements, thereby releasing Quanta from its capital commitments.
Legal Proceedings
Quanta is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, property damage, breach of contract, negligence or gross negligence, environmental liabilities, wage and hour and other employment-related damages, punitive damages, consequential damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, Quanta records a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, Quanta discloses matters for which management believes a material loss is at least reasonably possible. Except as otherwise stated below, none of these proceedings are expected to have a material adverse effect on Quanta’s consolidated financial position, results of operations and cash flows. In all instances, management has assessed the matter based on current information and made a judgment concerning its potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainties of litigation.
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
During the construction phase, the project experienced numerous challenges and delays, primarily related to issues which Quanta believes were outside of the control of and not attributable to Redes, including, among others, weather-related issues, local opposition to the project, permitting delays, the inability to acquire clear title to certain required parcels of land and other delays which Quanta believes were attributable to FITEL/PRONATEL. In response to various of these challenges and delays, Redes requested and received multiple extensions to certain contractual deadlines and relief from related liquidated damages. However, in April 2019, PRONATEL provided notice to Redes claiming that Redes was in default under the contracts due to the delays and that PRONATEL would terminate the contracts if the alleged defaults were not cured. Redes responded by claiming that it was not in default, as the delays were due to events not attributable to Redes, and therefore PRONATEL was not entitled to terminate the contracts. PRONATEL subsequently terminated the contracts for alleged cause prior to completion of Redes’ scope of work, exercised the on-demand performance bonds and advance payment bonds against Redes, and indicated its intention to claim damages, including a verbal allegation of approximately $45 million of liquidated damages

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
under the contracts. In August 2020, Redes received a formal claim from PRONATEL for liquidated damages in the amount of approximately $42 million, which represents the U.S. dollar equivalent of the amount asserted based on the March 31, 2021 exchange rate.
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
As of March 31, 2021, after taking into account the above charge, Quanta had a contract receivable of approximately $120 million related to the project, which includes the approximately $87 million PRONATEL collected through exercise of the advance payment bonds. The contract receivable from PRONATEL is included in “Other assets, net” in the accompanying condensed consolidated balance sheet as of March 31, 2021.
Quanta also reserves the right to seek full compensation for the loss of its investment under applicable legal regimes, including investment treaties and customary international law, as well as to seek resolution through direct discussions with PRONATEL or the MTC. In connection with these rights, in May 2020 Quanta’s Dutch subsidiary delivered to the Peruvian government an official notice of dispute arising from the termination of the contracts and related acts by PRONATEL (which are attributable to Peru) under the Agreement on the Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the Republic of Peru (Investment Treaty). The Investment Treaty protects Quanta’s subsidiary’s indirect ownership stake in Redes and the project, and provides for rights and remedies distinct from the ICC arbitration. In December 2020, Quanta’s Dutch subsidiary filed a request for the institution of an arbitration proceeding against Peru with the International Centre for Settlement of Investment Disputes (ICSID) related to Peru’s breach of the Investment Treaty, which was registered by ICSID in January 2021. In the ICSID arbitration, Quanta’s Dutch subsidiary claims, without limitation, that Peru: (i) treated the subsidiary’s investment in Redes and the project unfairly and inequitably; and (ii) effectively expropriated the subsidiary’s investment in Redes and the project. In addition, Quanta’s Dutch subsidiary is seeking full

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
compensation for all damages arising from Peru’s actions, including but not limited to (i) the fair market value of the investment and/or lost profits; (ii) attorneys’ fees and arbitration costs; (iii) other related costs and damages and (iv) pre- and post-award interest.
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
As of March 31, 2021, Quanta had recorded an accrual with respect to this matter based on the current estimated amount of probable loss. However, based on the information currently available, Quanta cannot estimate the range of additional reasonably possible loss in connection with this matter. If, upon final resolution of this matter, Quanta is unsuccessful, any liquidated damages or warranty defect damages in excess of Quanta’s current loss accrual would be recorded as additional costs on the project.
Lorenzo Benton v. Telecom Network Specialists, Inc., et al.
In June 2006, plaintiff Lorenzo Benton filed a class action complaint in the Superior Court of California, County of Los Angeles, alleging various wage and hour violations against Telecom Network Specialists (TNS), a former subsidiary of Quanta. Quanta retained liability associated with this matter pursuant to the terms of Quanta’s sale of TNS in December 2012. Benton represents a class of workers that includes all persons who worked on certain TNS projects, including individuals that TNS retained through numerous staffing agencies. The plaintiff class in this matter is seeking damages for unpaid wages, penalties associated with the failure to provide meal and rest periods and overtime wages, interest and attorneys’ fees. In January 2017, the trial court granted a summary judgment motion filed by the plaintiff class and found that TNS was a joint employer of the class members and that it failed to provide adequate meal and rest breaks and failed to pay overtime wages. During 2019 and 2020, the parties filed additional summary judgment and other motions and a bench trial on liability and damages was held. Liability and damages have been determined by the trial court, with the amount of liability for TNS, including interest through the date of the trial court’s orders, determined to be approximately $9.5 million. This amount includes damages and interest, but does not include attorneys’ fees or costs, which are yet to be determined. Quanta believes the court’s decisions on liability and damages are not supported by controlling law and continues to contest its liability and the damage calculation asserted by the plaintiff class in this matter.
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
The final amount of liability, if any, payable in connection with this matter remains the subject of pending litigation and will ultimately depend on various factors, including the outcome of Quanta’s appeal of the trial court’s rulings on liability and damages, the final determination with respect to any additional costs or damages owed by Quanta, and the solvency of the staffing agencies. Based on review and analysis of the trial court’s rulings on liability, Quanta does not believe, at this time, that

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
it is probable this matter will result in a material loss. However, if Quanta is unsuccessful in this litigation and the staffing agencies are unable to fund damages owed to class members, Quanta believes the range of reasonably possible loss to Quanta upon final resolution of this matter could be up to approximately $9.5 million, plus attorneys’ fees and expenses of the plaintiff class.
Hallen Acquisition Assumed Liability
In August 2019, in connection with the acquisition of The Hallen Construction Co., Inc. (Hallen), Quanta assumed certain contingent liabilities associated with a March 2014 natural gas-fed explosion and fire in the Manhattan borough of New York City, New York. The incident resulted in, among other things, loss of life, personal injury and the destruction of two buildings and other property damage. After investigation, the National Transportation Safety Board determined that the probable cause of the incident was the failure of certain natural gas infrastructure installed by Consolidated Edison, Inc. (Con Ed) and the failure of certain sewer infrastructure maintained by the City of New York. Pursuant to a contract with Con Ed, Hallen had performed certain work related to such natural gas infrastructure and agreed to indemnify Con Ed for certain claims, liabilities and costs associated with its work. Numerous lawsuits are pending in New York state courts related to the incident, which generally name Con Ed, the City of New York and Hallen as defendants. These lawsuits are at various preliminary stages and generally seek unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption.
Hallen’s liabilities associated with this matter are expected to be covered under applicable insurance policies or contractual remedies negotiated by Quanta with the former owners of Hallen. As of March 31, 2021, Quanta had not recorded an accrual for any probable and estimable loss related to this matter. However, the ultimate amount of liability in connection with this matter remains subject to uncertainties associated with pending litigation, including, among other things, the apportionment of liability among the defendants and other responsible parties and the likelihood and amount of potential damages claims. As a result, this matter could result in a loss that is in excess of, or not covered by, such insurance or contractual remedies, which could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.
Concentrations of Credit Risk
Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and its net receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and contract assets net of advanced billings with the same customer. Substantially all of Quanta’s cash and cash equivalents are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest cash and cash equivalents in a diversified portfolio of what Quanta believes to be high quality cash and cash equivalent investments, which consist primarily of interest-bearing demand deposits, money market investments and money market mutual funds. Although Quanta does not currently believe the principal amount of these cash and cash equivalents is subject to any material risk of loss, changes in economic conditions could impact the interest income Quanta receives from these investments. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power, communications and energy companies, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States, Canada and Australia. While Quanta generally has certain statutory lien rights with respect to services provided, Quanta is subject to potential credit risk related to business, economic and financial market conditions that affect these customers and locations, which has been heightened as a result of the unfavorable and uncertain economic and financial market conditions resulting from the ongoing COVID-19 pandemic and the significant decline in commodity prices and volatility in commodity production volumes. Some of Quanta’s customers have experienced significant financial difficulties (including bankruptcy), and customers may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of billed and unbilled receivables and contract assets for services Quanta has performed.
For example, a customer within Quanta’s Underground Utility and Infrastructure Solutions segment encountered financial difficulties during 2020 that resulted in nonpayment of $27.5 million of receivables, plus accrued interest. As a result of the nonpayment, Quanta decided to foreclose the liens on the pipeline asset in order to recover the outstanding amount. Quanta believes that the value of the pipeline asset is in excess of the amount owed. However, the ultimate outcome remains uncertain and is based on a number of assumptions that are potentially subject to change, and therefore the amount collected could be materially less than the amount owed.
At March 31, 2021 and December 31, 2020, no customer represented 10% or more of Quanta’s consolidated net receivable position. No customer represented 10% or more of Quanta’s consolidated revenues for the three months ended March 31, 2021 or 2020.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Insurance
As discussed in Note 2, Quanta carries various insurance policies. As of March 31, 2021 and December 31, 2020, the gross amount accrued for employer’s liability, workers’ compensation, auto liability, general liability, and group health claims totaled $303.1 million and $319.5 million, with $224.9 million and $238.0 million considered to be long-term and included in “Insurance and other non-current liabilities.” Related insurance recoveries/receivables as of March 31, 2021 and December 31, 2020 were $26.1 million and $35.6 million, of which $0.4 million and $0.4 million are included in “Prepaid expenses and other current assets” and $25.7 million and $35.2 million are included in “Other assets, net.”
Quanta renews its insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel Quanta’s coverage or determine to exclude certain items from coverage, or Quanta may elect not to obtain certain types or incremental levels of insurance based on the potential benefits considered relative to the cost of such insurance, or coverage may not be available at reasonable and competitive rates. In any such event, Quanta’s overall risk exposure would increase, which could negatively affect its results of operations, financial condition and cash flows. For example, due to the increased occurrence and future risk of wildfires in California and other areas in the western United States, Australia and other locations, insurers have reduced coverage availability and increased the cost of insurance coverage for such events in recent years. As a result, Quanta’s level of insurance coverage for wildfire events has decreased, including in connection with recent annual insurance renewals, and the current level of coverage may not be sufficient to cover potential losses in connection with these events. Additionally, the cost of such insurance coverage has increased in connection with Quanta’s recent annual insurance renewals. Quanta’s third-party insurers could decide to further reduce, exclude or increase the cost of coverage for wildfires or other events in connection with insurance renewals in the future. In any such event, Quanta’s overall risk exposure would increase, which could negatively affect its financial condition, results of operations and cash flows.
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
As of March 31, 2021, Quanta had $319.9 million in outstanding letters of credit under its senior credit facility securing its casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2021 and 2022. Quanta expects to renew the majority of the letters of credit related to the casualty insurance program for subsequent one-year periods upon maturity. Quanta is not aware of any claims currently asserted or threatened under any of these letters of credit that are material, individually or in the aggregate. However, to the extent payment is required for any such claims, the amount paid could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows.
Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require Quanta to post performance and payment bonds. These bonds provide a guarantee that Quanta will perform under the terms of a contract and pay its subcontractors and vendors. In certain circumstances, the customer may demand that the surety make payments or provide services under the bond, and Quanta must reimburse the surety for any expenses or outlays it incurs. Quanta may also be required to post letters of credit in favor of the sureties, which would reduce the borrowing availability under its senior credit facility. Quanta has not been required to make any material reimbursements to its sureties for bond-related costs except related to the exercise of approximately $112 million advance payment and performance bonds in 2019 in connection with the terminated telecommunications project in Peru, as set forth in Legal Proceedings - Peru Project Dispute above. However, to the extent further reimbursements are required, the amounts could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows. As of March 31, 2021, Quanta is not aware of any outstanding material obligations for payments related to bond obligations.
Performance bonds expire at various times ranging from mechanical completion of a project to a period extending beyond contract completion in certain circumstances, and as such a determination of maximum potential amounts outstanding requires the use of certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
level of Quanta’s bonded operating activity. As of March 31, 2021, the total amount of the outstanding performance bonds was estimated to be approximately $4.0 billion. Quanta’s estimated maximum exposure as it relates to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $1.4 billion as of March 31, 2021.
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
The Pension Protection Act of 2006 may require Quanta to make additional contributions to its multiemployer pension plans if they become underfunded, and these additional contributions will be determined based on Quanta’s union employee payrolls. Special funding and operational rules are generally applicable to plan years beginning after 2007 for multiemployer plans that are classified as “endangered,” “seriously endangered” or “critical” status based on multiple factors (including, for example, the plan’s funded percentage, the plan’s cash flow position and whether the plan is projected to experience a minimum funding deficiency). Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, as applicable, which may require additional contributions from employers (e.g., a surcharge on benefit contributions) and/or modifications to retiree benefits. Certain plans to which Quanta contributes or may contribute in the future are in “endangered,” “seriously endangered” or “critical” status. The amount, if any, that Quanta may be obligated to contribute to these plans cannot be reasonably estimated due to uncertainty regarding the amount of future work involving covered union employees, future contribution levels and possible surcharges on plan contributions.
Quanta may be subject to additional liabilities imposed by law as a result of its participation in multiemployer defined benefit pension plans. For example, the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, imposes certain liabilities upon an employer who is a contributor to a multiemployer pension plan if the employer withdraws or is deemed to have withdrawn from the plan or the plan is terminated or experiences a mass withdrawal. These liabilities include an allocable share of the unfunded vested benefits in the plan for all plan participants, not merely the benefits payable to a contributing employer’s own retirees. As a result, participating employers may bear a higher proportion of liability for unfunded vested benefits if other participating employers cease to contribute or withdraw, with the reallocation of liability being more acute in cases when a withdrawn employer is insolvent or otherwise fails to pay its

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
withdrawal liability. Quanta is not aware of any material withdrawal liabilities that have been incurred or asserted and that remain outstanding as a result of a withdrawal by Quanta from a multiemployer defined benefit pension plan. However, Quanta’s future contribution obligations and potential withdrawal liability exposure could vary based on the investment and actuarial performance of the multiemployer pension plans to which it contributes and other factors, which could be negatively impacted as a result of the unfavorable and uncertain economic and financial market conditions resulting from the ongoing COVID-19 pandemic and related issues. Quanta has been subject to significant withdrawal liabilities in the past, including in connection with its withdrawal from the Central States, Southeast and Southwest Areas Pension Plan. To the extent Quanta is subject to material withdrawal liabilities in the future, such liability could adversely affect its business, financial condition, results of operations and cash flows.
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
Quanta made matching contributions to the eligible participants’ accounts under the deferred compensation plans of $0.5 million during each the three months ended March 31, 2021 and 2020. Quanta made no discretionary contributions during the three months ended March 31, 2021 and 2020. At March 31, 2021 and December 31, 2020, obligations under these plans, including amounts contributed by Quanta, were $63.4 million and $58.2 million and were included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheets. Quanta maintains investments to provide for future obligations related to these deferred compensation plans. At March 31, 2021 and December 31, 2020, these investments were primarily comprised of company-owned life insurance policies, had fair market values of $61.5 million and $56.5 million and were included in “Other assets, net” in the accompanying condensed consolidated balance sheets.
Indemnities
Quanta generally indemnifies its customers for the services it provides under its contracts and other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Additionally, in connection with certain acquisitions and dispositions, Quanta has indemnified various parties against specified liabilities that those parties might incur in the future. The indemnities under acquisition or disposition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. Quanta is not aware of any indemnity claims in connection with its indemnity obligations that are material. However, to the extent indemnification is required, the amount could adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows.
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
Residual Value Guarantees
Quanta has also guaranteed the residual value under certain of its equipment operating leases, agreeing to pay any difference between this residual value and the fair market value of the underlying asset at the date of lease termination. As of

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
March 31, 2021, the maximum guaranteed residual value of this equipment was $860.9 million. While Quanta believes that no significant payments will be made as a result of these residual value guarantees, there can be no assurance that significant payments will not be required in the future.

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
Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Electric Power Infrastructure Solutions	$2,060,120	$1,767,027
Underground Utility and Infrastructure Solutions	643,461	997,068
Consolidated revenues	$2,703,581	$2,764,095
Operating income (loss):
Electric Power Infrastructure Solutions (1)	$199,035	$128,758
Underground Utility and Infrastructure Solutions	8,813	31,277
Corporate and non-allocated costs	(94,119)	(79,298)
Consolidated operating income	$113,729	$80,737
Depreciation:
Electric Power Infrastructure Solutions	$36,645	$28,713
Underground Utility and Infrastructure Solutions	21,087	21,535
Corporate and non-allocated costs	4,375	4,162
Consolidated depreciation	$62,107	$54,410
(1) As of December 31, 2020, Quanta had substantially completed the exit of its operations in Latin America. For the three months ended March 31, 2020, Electric Power Infrastructure Solutions operating income included $16.3 million of operating losses related to Latin American operations.

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
Foreign Operations
During the three months ended March 31, 2021 and 2020, Quanta derived $497.5 million and $496.0 million of its revenues from foreign operations. Of Quanta’s foreign revenues, 83% and 77% were earned in Canada during the three months ended March 31, 2021 and 2020. In addition, Quanta held property and equipment of $329.9 million and $336.4 million in foreign countries, primarily Canada, as of March 31, 2021 and December 31, 2020.

13. SUPPLEMENTAL CASH FLOW INFORMATION:
The net effects of changes in operating assets and liabilities, net of non-cash transactions, on cash flows from operating activities are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Accounts and notes receivable	$35,521	$122,330
Contract assets	(62,278)	16,372
Inventories	(435)	(4,368)
Prepaid expenses and other current assets	9,948	84,078
Accounts payable and accrued expenses and other non-current liabilities	(4,780)	(110,394)
Contract liabilities	(29,225)	(12,886)
Other, net	(8,200)	(5,662)
Net change in operating assets and liabilities, net of non-cash transactions	$(59,449)	$89,470

Reconciliations of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows are as follows (in thousands):

	March 31,
	2021	2020
Cash and cash equivalents	$200,218	$377,205
Restricted cash included in “Prepaid expenses and other current assets”	1,518	3,514
Restricted cash included in “Other assets, net”	879	919
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$202,615	$381,638

	December 31,
	2020	2019
Cash and cash equivalents	$184,620	$164,798
Restricted cash included in “Prepaid expenses and other current assets”	1,275	4,026
Restricted cash included in “Other assets, net”	913	921
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$186,808	$169,745
Restricted cash includes any cash that is legally restricted as to withdrawal or usage.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(27,610)	$(29,482)
Operating cash flows from finance leases	$(27)	$(17)
Financing cash flows from finance leases	$(249)	$(201)
Lease assets obtained in exchange for lease liabilities:
Operating leases	$17,927	$29,693
Finance leases	$1,505	$866

Additional supplemental cash flow information is as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cash (paid) received during the period for —
Interest paid	$(4,039)	$(13,272)
Income taxes paid	$(4,602)	$(54,221)
Income tax refunds	$6,137	$2,339
During the three months ended March 31, 2020, in connection with the disposition of a small business, Quanta recorded a note receivable in exchange for the transfer of $8.5 million of inventory.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Quanta Services, Inc. (together with its subsidiaries, Quanta, we, us or our) should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report) and with our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report), which was filed with the Securities and Exchange Commission (SEC) on March 1, 2021 and is available on the SEC’s website at www.sec.gov and on our website at www.quantaservices.com. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in Cautionary Statement About Forward-Looking Statements and Information above and Item 1A. Risk Factors of Part I of our 2020 Annual Report.
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
We report our results under two reportable segments: (1) Electric Power Infrastructure Solutions and (2) Underground Utility and Infrastructure Solutions. This structure is generally focused on broad end-user markets for our services. Included within the Electric Power Infrastructure Solutions segment are the results related to our telecommunications infrastructure services.
Current Quarter Financial Results and Significant Operational Trends and Events
Key financial results for the three months ended March 31, 2021 included:
•Consolidated revenues decreased 2.2% to $2.70 billion as compared to consolidated revenues of $2.76 billion for the three months ended March 31, 2020;
•Operating income increased 40.9%, or $33.0 million, to $113.7 million as compared to $80.7 million for the three months ended March 31, 2020;
•Net income attributable to common stock increased 132.0%, or $51.1 million, to $89.8 million as compared to $38.7 million for the three months ended March 31, 2020;
•Diluted earnings per share increased 136.6%, or $0.36, to $0.62 as compared to $0.26 for the three months ended March 31, 2020;
•EBITDA (a non-GAAP measure) increased 43.0%, or $60.4 million, to $200.8 million, as compared to $140.4 million for the three months ended March 31, 2020, and adjusted EBITDA (a non-GAAP measure) increased 35.4%, or $57.6 million, to $220.2 million, as compared to $162.6 million for the three months ended March 31, 2020;
•Net cash provided by operating activities decreased by $101.9 million to $125.6 million, as compared to net cash provided by operating activities of $227.5 million for the three months ended March 31, 2020;
•Remaining performance obligations increased 3.8%, or $149.5 million, to $4.13 billion as of March 31, 2021 as compared to $3.99 billion as of December 31, 2020; and
•Total backlog (a non-GAAP measure) increased 4.6%, or $697.9 million, to $15.83 billion as of March 31, 2021, as compared to $15.13 billion as of December 31, 2020.
For a reconciliation of EBITDA and adjusted EBITDA to net income attributable to common stock, the most comparable GAAP measure, and a reconciliation of backlog to remaining performance obligations, the most comparable GAAP measure, see Non-GAAP Reconciliations below.

As described below, during the three months ended March 31, 2021, our results were impacted by certain significant operational trends and events as compared to the three months ended March 31, 2020.
Electric Power Infrastructure Solutions Segment
•Revenues increased by 16.6% to $2.06 billion, as compared to $1.77 billion.
•Operating income increased by 54.6% to $199.0 million, as compared to $128.8 million, and operating income as a percentage of revenues increased to 9.7%, as compared to 7.3%.
•Revenues increased primarily due to continued favorable dynamics across our core utility market and increased demand for our electric power services, including larger transmission projects in Canada, and approximately $70 million of revenues from acquired businesses.
•Revenues for the three months ended March 31, 2021 also included a $50 million increase in emergency restoration services revenues and a $26 million positive impact related to more favorable foreign currency exchange rates, primarily the Canadian dollar and U.S. dollar exchange rate.
•Operating income and operating income as a percentage of revenues increased primarily due to improved performance across the segment, including increased revenues for larger transmission projects in Canada and emergency restoration services revenues, both of which contributed to improved equipment utilization and fixed cost absorption. Partially offsetting these positive impacts were losses resulting from poor subcontractor performance, challenging site conditions and weather and seasonal impacts on certain communications projects.
Underground Utility and Infrastructure Solutions Segment
•Revenues declined by 35.5% to $643.5 million, as compared to $997.1 million.
•Operating income decreased by 71.8% to $8.8 million, as compared to $31.3 million, and operating income as a percentage of revenues decreased to 1.4%, as compared to 3.1%.
•Revenues declined primarily due to reduced revenues associated with larger pipeline projects, lower demand for our services in end-markets where the price of oil is influential and reduced capital spending and deferred regularly scheduled maintenance by our midstream and industrial customers.
•Operating income and operating income as a percentage of revenues decreased primarily due to the decline in revenues, including revenues related to larger pipeline projects, which generally yield higher margins. The overall challenged energy market and the COVID-19 pandemic also contributed to lower operating income for the segment for the three months ended March 31, 2021.
See COVID-19 Pandemic, Results of Operations and Liquidity and Capital Resources below for additional information and discussion related to consolidated and segment results.
COVID-19 Pandemic
During 2020 and the first part of 2021, the COVID-19 pandemic has significantly impacted global economies, resulting in workforce and travel restrictions, supply chain and production disruptions and reduced demand and spending across many sectors. While we have continued to operate substantially all of our activities as a provider of essential services, during the course of the pandemic our operations and financial results have been adversely impacted by, among other things, the items set forth below.
•Broader challenges in the energy market that have been compounded by the COVID-19 pandemic, which have materially impacted, and are expected to continue to materially impact, our Underground Utility and Infrastructure Solutions segment. In particular, demand for our midstream and industrial services operations has declined as customers are reducing and deferring regularly scheduled maintenance and capital projects due to lack of demand for refined products.
•Shut-down orders and limitations on work site practices implemented by the Canadian government, which negatively impacted our Canadian operations and financial results in 2020 and have continued to have a negative impact in 2021.
•Disruptions created by shelter-in-place restrictions in major U.S. metropolitan markets that were meaningfully impacted by the pandemic, which had a significant negative impact on our financial results in the first and second quarters of 2020, and in Latin America, which contributed to significant losses during 2020 for those operations.

We are focused on maintaining a strong balance sheet as part of supporting our strategic operations, but also to help us navigate the remaining challenges presented by the COVID-19 pandemic. As of March 31, 2021, we had $200.2 million of cash and cash equivalents and $1.87 billion of availability under our senior credit facility. We generated $125.6 million of cash flow from operating activities in the three months ended March 31, 2021 and $1.12 billion in cash flow from operating activities in the year ended December 31, 2020. We plan to continue to maintain capital discipline and monitor rapidly changing market dynamics and adjust our costs and financing strategies accordingly, and we expect capital expenditures for 2021 to be approximately $325 million.
Additionally, we continue to assess the expected negative impact of the challenged energy market, which has been compounded by the COVID-19 pandemic, on our goodwill, intangible assets, long-lived assets, and investments. We did not recognize any impairments during the three months ended March 31, 2021; however, the potential impacts remain uncertain and may change based on numerous factors. We are continuing to monitor these conditions and should a reporting unit or investment suffer additional significant declines in actual or forecasted financial results, the risk of impairment would increase.
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
The broader and longer-term implications of the COVID-19 pandemic on our results of operations and overall financial performance and position remain highly uncertain and variable, and we expect continued operational challenges in 2021 for portions of our operations. The future impact that the pandemic, or any resulting market disruption and volatility, will have on our business, cash flows, liquidity, financial condition and results of operations will depend on future developments, including, among others, the duration and severity of the pandemic; the development, availability and administration of effective treatments and vaccines; the actions taken by governmental authorities, customers, suppliers and other third parties and the consequences of those actions; our workforce availability; and the timing and extent to which normal economic and operating conditions resume and continue. For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A. Risk Factors of Part I of our 2020 Annual Report.
Business Environment
We believe there are long-term growth opportunities across our industries, and we continue to have a positive long-term outlook. Although not without risks and challenges, including those discussed in Overview and in Cautionary Statement About Forward-Looking Statements and Information and referred to in Item 1A. Risk Factors of Part I of our 2020 Annual Report, we believe, with our full-service operations, broad geographic reach, financial position and technical expertise, we are well positioned to capitalize on opportunities and trends in our industries.
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
While the COVID-19 pandemic has resulted in an overall decline in electricity usage in the near term, primarily related to commercial and industrial users, we expect demand for electricity in North America to grow over the long term and believe that certain segments of the North American electric power grid are not adequate to efficiently serve the power needs of the future. Furthermore, to the extent that electrification trends increase, including electric vehicle (EV) adoption, demand for electricity could be greater than currently anticipated. As demand for a carbon-neutral economy and cleaner power generation increases, we also expect an increase in new power generation facilities powered by renewable energy sources (e.g. solar and wind) and certain traditional energy sources (e.g., natural gas). To accommodate this growth, we expect continued demand for new or expanded transmission and substation infrastructure to reliably transport power and interconnect new generation facilities and the modification and reengineering of existing infrastructure as existing coal and nuclear generation facilities are retired or shut down.

With respect to our communications service offerings, consumer and commercial demand for communication and data-intensive, high-bandwidth wireline and wireless services and applications is driving significant investment in infrastructure and the deployment of new technologies. In particular, communications providers in North America are in the early stages of developing new fifth generation wireless services (5G), which are intended to facilitate bandwidth-intensive services at high speeds for consumers and commercial applications. Additionally, the Federal Communications Commission has enacted the Rural Digital Opportunity Fund for the purpose of deploying billions of dollars in federal funds for high speed fixed broadband service to underserved rural homes and small businesses. As a result of these industry trends, we believe there will be meaningful demand for our engineering and construction services. We also reoriented our communications service offerings to strategically focus on the North American market, substantially completing the exit of our Latin American communications operations during 2020, which we anticipate will result in improved profitability.
Underground Utility and Infrastructure Solutions Segment. For several years we have focused on increasing our underground utility and infrastructure solutions related to specialty services and industries that we believe are driven by regulated utility spending, regulation, replacement and rehabilitation of aging infrastructure and safety and environmental initiatives, which we believe provide a greater level of business sustainability and predictability. These service offerings include gas utility services, pipeline integrity services and downstream industrial services. We believe focusing on these services helps to offset the seasonality and cyclicality of our larger pipeline project business, and although our strategic focus on larger pipeline projects has decreased, we continue to pursue project opportunities to the extent they satisfy our margin and risk profiles and support the needs of our customers. Though we experienced short-term disruptions in 2020 due to the COVID-19 pandemic, we believe demand for our gas utility distribution services will increase as a result of customer desire to upgrade and replace aging infrastructure, lower natural gas prices, and increasing regulatory requirements. In particular, natural gas utilities have implemented multi-decade modernization programs to replace aging cast iron, bare steel, gas and plastic system infrastructure with modern materials for safety, reliability and environmental purposes.
We believe there are also growth opportunities for our pipeline integrity, rehabilitation and replacement services, as regulatory measures have increased the frequency or stringency of pipeline integrity testing requirements that require our customers to test, inspect, repair, maintain and replace pipeline infrastructure to ensure that it operates in a safe, reliable and environmentally conscious manner. Further, permitting challenges associated with construction of new pipelines can make existing pipeline infrastructure more valuable, motivating owners to extend the useful life of existing pipeline assets through integrity initiatives.
Our services to downstream industrial energy customers, which are primarily located along the Gulf Coast of the United States and in other select markets in North America, have been negatively impacted by the challenging overall energy market conditions that resulted in an overall decline in global demand for refined products during 2020 and thus far in 2021. While demand for our critical path catalyst services has remained solid, in the second half of 2020 customers began reducing onsite activity for our other services and have deferred maintenance and certain turnaround projects to late 2021 and 2022. Despite the current market conditions, we believe there are significant long-term opportunities for these services, including our high-pressure and critical-path turnaround services, as well as our capabilities with respect to instrumentation and electrical services, piping, fabrication and storage tanks services, and other industrial services, and that processing facilities located along the U.S. Gulf Coast region should have certain long-term strategic advantages due to their proximity to affordable hydrocarbon resources. However, these processing facilities can also be negatively impacted for short-term periods due to severe weather events, such as hurricanes, tropical storms and floods.
Furthermore, the broader oil and gas industry is highly cyclical and subject to price and production volume volatility, such as the current low commodity price environment, which can impact demand for our services. For example, certain of our end markets where the price of oil is influential, such as Australia, the Canadian Oil Sands and certain oil-driven U.S. shale formations, have been materially impacted by the current challenged energy market. We have also entered the late-stage of the current construction cycle of larger pipeline projects, while the anticipated next cycle of larger projects has been delayed due to various factors, including, among other things, permitting delays and worksite access limitations related to environmental regulations. For example, during 2020 an approximately 600-mile natural gas pipeline under construction in the eastern United States, which we had been contracted to construct a portion of, was terminated due to, among other things, continued regulatory delay and risk. As a result of these dynamics, our revenues related to larger pipeline projects have declined significantly over the last few years, including by approximately $830 million from 2019 to 2020. This dynamic is an example of why we have increased our focus on underground utility and infrastructure solutions related to specialty services and industries that we believe are driven by regulated utility spending, regulation, replacement and rehabilitation of aging infrastructure and safety and environmental initiatives, which we believe provide a greater level of business sustainability and predictability.
Lastly, we believe natural gas, due to its abundant supply and current low price, will remain a fuel of choice for both primary power generation and backup power generation for renewable power plants in North America, which we believe could position the United States as a leading competitor in the global LNG export market. In certain areas, the existing pipeline system infrastructure is insufficient to support any future LNG export facilities, which could provide additional opportunities.

Regulatory Challenges and Opportunities. The regulatory environment creates both challenges and opportunities for our business, and in recent years electric power solutions and underground utility and infrastructure solutions margins have been impacted by regulatory and permitting delays in certain periods, particularly with respect to larger electric transmission and larger pipeline projects. Regulatory and environmental permitting processes continue to create uncertainty for projects and negatively impact customer spending, and delays have increased as the COVID-19 pandemic has impacted regulatory agency operations. For example, a recent challenge and changes to the U.S. Army Corps of Engineers Clean Water Act Section 404 Nationwide Permit 12 have impacted certain projects and could result in increased costs and project interruptions or delays if we or our customers are forced to seek additional or revised individual permits from the U.S. Army Corps of Engineers.
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
Labor Resource Availability. We continue to address the longer-term need for additional labor resources in our markets, as our customers continue to seek additional specialized labor resources to address an aging utility workforce and longer-term labor availability issues, increasing pressure to reduce costs and improve reliability, and increasing duration and complexity of their capital programs. We believe these trends will continue, possibly to the point where demand for labor resources will outpace supply. Furthermore, the cyclical nature of the natural gas and oil industry can create shortages of qualified labor in those markets during periods of high demand. Our ability to capitalize on available opportunities is limited by our ability to employ, train and retain the necessary skilled personnel, and therefore we are taking proactive steps to develop our workforce, including through strategic relationships with universities, the military and unions and the expansion and development of our training facility and postsecondary educational institution. Although we believe these initiatives will help address workforce needs, meeting our customers’ demand for labor resources could remain challenging.
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
Significant Factors Impacting Results
Our revenues, margins and other results of operations can be influenced by a variety of factors in any given period, including those described in Cautionary Statement About Forward-Looking Statements and Information above and Item 1A. Risk Factors of Part I of our 2020 Annual Report, and those factors have caused fluctuations in our results in the past and are expected to cause fluctuations in our results in the future. Additional information with respect to certain of those factors is provided below.
Seasonality. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions can create challenging working environments that are more costly for our customers or cause delays on projects. In addition, infrastructure projects often do not begin in a meaningful way until our customers finalize their capital budgets, which typically occurs during the first quarter. Second quarter revenues are typically higher than those in the first quarter, as some projects begin, but continued cold and wet weather can often impact productivity. Third quarter revenues are typically the highest of the year, as a greater number of projects are underway and operating conditions, including weather, are normally more accommodating. Generally, revenues during the fourth quarter are lower than the third quarter but higher than the second quarter, as many projects are completed and customers often seek to spend their capital budgets before year end. However, the holiday season and inclement weather can sometimes cause delays during the fourth quarter, reducing revenues and increasing costs. These seasonal impacts are typical for our U.S. operations, but seasonality for our international operations may differ. For example, revenues in Canada are typically higher in the first quarter because projects are often accelerated in order to complete work while the ground is frozen and prior to the break up, or seasonal thaw, as productivity is adversely affected by wet ground conditions during warmer months. Additionally, the COVID-19 pandemic affected typical seasonality during 2020, and due to continued uncertainty regarding the future impact of the pandemic, our typical seasonality could also be impacted in 2021.
Weather, natural disasters and emergencies. The results of our business in a given period can be impacted by adverse weather conditions, severe weather events, natural disasters or other emergencies, which include, among other things, heavy or prolonged snowfall or rainfall, hurricanes, tropical storms, tornadoes, floods, blizzards, extreme temperatures, wildfires, pandemics (including the ongoing COVID-19 pandemic) and earthquakes. These conditions and events can negatively impact our financial results due to, among other things, the termination, deferral or delay of projects, reduced productivity and exposure to significant liabilities. See Overview – COVID-19 Pandemic above for further discussion regarding the impact of the COVID-19 pandemic. However, in some cases, severe weather events can increase our emergency restoration services, which typically yield higher margins due in part to higher equipment utilization and absorption of fixed costs.
Demand for services. We perform the majority of our services under existing contracts, including master service agreements (MSAs) and similar agreements pursuant to which our customers are not committed to specific volumes of our services. Therefore our volume of business can be positively or negatively affected by fluctuations in the amount of work our customers assign us in a given period, which may vary by geographic region. For example, to the extent our customers accelerate grid modernization or hardening programs or face deadlines to meet regulatory requirements for rehabilitation, reliability or efficiency, our volume of work could increase under existing agreements. Also, as described above in Overview – COVID 19 Pandemic, we have experienced reductions in demand for certain services as a result of disruptions due to shelter-in-place and worksite access restrictions and delays in regulatory agency operations due to the COVID-19 pandemic, as well as the decline in commodity prices and decreased demand for refined products. Examples of other items that may cause demand for our services to fluctuate materially from quarter to quarter include: the financial condition of our customers, their capital spending and their access to capital; economic and political conditions on a regional, national or global scale, including interest rates, governmental regulations affecting the sourcing of materials and equipment, and other changes in U.S. and global trade relationships; and project deferrals and cancellations.
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
Project variability and performance. Margins for a single project may fluctuate period to period due to changes in the volume or type of work performed, the pricing structure under the project contract or job productivity. Additionally, our productivity and performance on a project can vary period to period based on a number of factors, including unexpected project difficulties or site conditions (including in connection with difficult geographic characteristics); project location, including locations with challenging operating conditions; whether the work is on an open or encumbered right of way; inclement weather or severe weather events; environmental restrictions or regulatory delays; protests, other political activity or legal challenges related to a project; and the performance of third parties. Moreover, we currently generate, and expect to continue generating, a significant portion of our revenues under fixed price contracts, and fixed price contracts are more common in connection with our larger and more complex projects that typically involve greater performance risk. Under these contracts, we assume risks related to project estimates and execution, and project revenues can vary, sometimes substantially, from our original projections due to a variety of factors, including the additional complexity, timing uncertainty or extended bidding, regulatory and permitting processes associated with these projects. These variations can result in a reduction in expected profit or the incurrence of losses on a project. See Revenue Recognition - Contract Estimates in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report for further information regarding changes in estimated contract revenues and/or project costs, including any significant project gains or losses in connection with fixed price contracts that have impacted our results.
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

Results of Operations
The results of acquired businesses have been included in the following results of operations beginning on their respective acquisition dates. The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):
Consolidated Results

	Three Months Ended March 31,				Change
	2021		2020		$	%
Revenues	$2,703,581	100.0%	$2,764,095	100.0%	$(60,514)	(2.2)%
Cost of services (including depreciation)	2,330,691	86.2	2,431,899	88.0	(101,208)	(4.2)%
Gross profit	372,890	13.8	332,196	12.0	40,694	12.2%
Equity in earnings of integral unconsolidated affiliates	5,183	0.2	—	—	5,183	*
Selling, general and administrative expenses	(243,352)	(9.0)	(230,793)	(8.3)	(12,559)	5.4%
Amortization of intangible assets	(21,355)	(0.8)	(17,908)	(0.7)	(3,447)	19.2%
Change in fair value of contingent consideration liabilities	363	—	(2,758)	(0.1)	3,121	(113.2)%
Operating income	113,729	4.2	80,737	2.9	32,992	40.9%
Interest expense	(12,475)	(0.5)	(14,006)	(0.4)	1,531	(10.9)%
Interest income	117	—	759	—	(642)	(84.6)%
Other income (expense), net	3,672	0.2	(9,827)	(0.4)	13,499	(137.4)%
Income before income taxes	105,043	3.9	57,663	2.1	47,380	82.2%
Provision for income taxes	13,724	0.5	16,160	0.6	(2,436)	(15.1)%
Net income	91,319	3.4	41,503	1.5	49,816	120.0%
Less: Net income attributable to non-controlling interests	1,558	0.1	2,817	0.1	(1,259)	(44.7)%
Net income attributable to common stock	$89,761	3.3%	$38,686	1.4%	$51,075	132.0%
* The percentage change is not meaningful.
Revenues. Revenues decreased primarily due to a reduction in services related to larger pipeline transmission projects and the challenged energy market conditions, exacerbated by the impact of the COVID-19 pandemic, which resulted in lower revenues of $353.6 million from our Underground Utility and Infrastructure Solutions segment. This decrease was partially offset by increased revenues of $293.1 million from our Electric Power Infrastructure Solutions segment due to strong demand for our electric power services. See Segment Results below for additional information and discussion related to segment revenues.
Gross profit. The increase in gross profit was due to an increase in revenues and improved utilization and fixed cost absorption from our Electric Power Infrastructure Solutions segment, partially offset by reduced revenues and decreased utilization and fixed cost absorption from our Underground Utility and Infrastructure Solutions segment. See Segment Results below for additional information and discussion related to segment operating income (loss).
Equity in earnings of integral unconsolidated affiliates. The amount for the three months ended March 31, 2021 primarily relates to our portion of amounts earned by LUMA Energy, LLC (LUMA) for transition services performed under the agreement awarded in June 2020 for the operation and maintenance of the electric transmission and distribution system in Puerto Rico.
Selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of revenues increased to 9.0% for the three months ended March 31, 2021, as compared to 8.3% for the three months ended March 31,

2020, which was partially due to the decrease in revenues described above. The increase in selling, general and administrative expenses was also attributable to a $9.8 million increase in expenses associated with acquired businesses and a $4.8 million increase in compensation expense, which was primarily due to increased incentive and non-cash stock-based compensation awarded as a result of higher levels of operating performance. These increases were partially offset by certain cost containment measures we implemented in the current operating environment, including a $5.8 million decrease in travel and related expenses. Also contributing to the increase was a $2.4 million increase in the fair market value of deferred compensation liabilities during the three months ended March 31, 2021, as compared to a $7.8 million decrease in the fair market value of deferred compensation liabilities during the three months ended March 31, 2020. These changes in fair market value of deferred compensation liabilities were offset by corresponding changes in the fair market value of assets associated with the deferred compensation plan, and these corresponding changes are included in other income (expense), net.
Amortization of intangible assets. The increase was primarily due to increased amortization of intangible assets associated with recently acquired businesses, partially offset by reduced amortization expense from previously acquired intangible assets, as certain of those assets became fully amortized.
Change in fair value of contingent consideration liabilities. Contingent consideration liabilities are payable in the event certain performance objectives are achieved by an acquired business during designated post-acquisition periods. The change in fair value associated with these liabilities was primarily due to changes in performance in post-acquisition measurement periods by certain acquired businesses and the effect of present value accretion on fair value calculations. Further changes in fair value are expected to be recorded periodically until the contingent consideration liabilities are settled.
Interest expense. Interest expense decreased primarily due to a lower weighted average interest rate associated with our senior credit facility and a lower average overall debt balance outstanding, considering both our senior credit facility and senior notes.
Other income (expense), net. The net other income for the three months ended March 31, 2021 includes a $1.6 million increase in the fair market value of assets associated with our deferred compensation plan, as compared to a $7.4 million decrease in the fair market value of assets associated with our deferred compensation plan during the three months ended March 31, 2020. These changes in fair market value of the assets were largely offset by corresponding changes in the fair market value of the liabilities associated with our deferred compensation plan, which are recorded in selling, general, and administrative expenses, as discussed above. Also impacting the three months ended March 31, 2021 was $0.7 million of equity in earnings of non-integral unconsolidated affiliates, as compared to $2.7 million of equity in losses of non-integral unconsolidated affiliates during the three months ended March 31, 2020, which included the recognition of impairment losses of $3.1 million related to an investment that was impacted by the decline in commodity prices and production volumes.
Provision for income taxes. The effective tax rates for the three months ended March 31, 2021 and 2020 were 13.1% and 28.0%. The lower rate for the three months ended March 31, 2021 was primarily due to the recognition of an $18.0 million tax benefit that resulted from equity incentive awards vesting at a higher fair market value than their grant date fair market value, as compared to the recognition of $2.3 million associated with this tax benefit for the three months ended March 31, 2020, which was due to a smaller difference between the vest date fair market value and grant date fair market value of vested equity incentive awards.
Other comprehensive income (loss). Other comprehensive income (loss) results from translation of the balance sheets of our foreign operating units, which are primarily located in Canada and Australia and have functional currencies other than the U.S. dollar, and therefore are affected by the strengthening or weakening of the U.S. dollar against such currencies. The gain in the three months ended March 31, 2021 was primarily impacted by the weakening of the U.S. dollar against the Canadian dollar as of March 31, 2021 when compared to December 31, 2020. The loss in the three months ended March 31, 2020 was primarily impacted by the strengthening of the U.S. dollar against the Canadian dollar as of March 31, 2020 when compared to December 31, 2019.
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

	Three Months Ended March 31,				Change
	2021		2020		$	%
Revenues:
Electric Power Infrastructure Solutions	$2,060,120	76.2%	$1,767,027	63.9%	$293,093	16.6%
Underground Utility and Infrastructure Solutions	643,461	23.8	997,068	36.1	(353,607)	(35.5)%
Consolidated revenues	$2,703,581	100.0%	$2,764,095	100.0%	$(60,514)	(2.2)%
Operating income (loss):
Electric Power Infrastructure Solutions before equity in earnings of integral unconsolidated affiliates	$193,852	9.4%	$128,758	7.3%	$65,094	50.6%
Equity in earnings of integral unconsolidated affiliates	5,183	N/A	—	N/A	5,183	*
Electric Power Infrastructure Solutions	199,035	9.7%	128,758	7.3%	$70,277	54.6%
Underground Utility and Infrastructure Solutions	8,813	1.4%	31,277	3.1%	(22,464)	(71.8)%
Corporate and non-allocated costs	(94,119)	N/A	(79,298)	N/A	(14,821)	18.7%
Consolidated operating income	$113,729	4.2%	$80,737	2.9%	$32,992	40.9%
* The percentage or percentage change is not meaningful.
Electric Power Infrastructure Solutions Segment Results
The increase in revenues for the three months ended March 31, 2021 was primarily due to continued favorable dynamics across our core utility market and increased demand for our electric power services, as well as increased revenues from larger transmission projects in Canada and a $70 million increase in revenues attributable to acquired businesses. Additionally, revenues for the three months ended March 31, 2021 were positively impacted by a $50 million increase in emergency restoration services revenues and $26 million related to more favorable foreign currency exchange rates, primarily the Canadian dollar and U.S. dollar exchange rate.
In early 2020, we decided to pursue an exit of our operations in Latin America and substantially completed such exit as of December 31, 2020. For the three months ended March 31, 2020, Electric Power Infrastructure Solutions operating income included $16.3 million of operating losses related to Latin American operations, which negatively impacted operating margin by 90 basis points.
Operating income and operating income as a percentage of revenues were positively impacted by improved performance across the segment, including increased revenues from larger transmission projects in Canada and emergency restoration services revenues, both of which contributed to improved equipment utilization and fixed cost absorption. Partially offsetting these positive impacts were losses resulting from poor subcontractor performance, challenging site conditions and weather and seasonal impacts on certain communications projects. The equity in earnings of integral unconsolidated affiliates primarily relates to the commencement of transition services under the agreement awarded to LUMA in June 2020.
Underground Utility and Infrastructure Solutions Segment Results
The decrease in revenues for the three months ended March 31, 2021 was partially due to reduced revenues associated with larger pipeline projects, as the industry has entered the late-stage of the current construction cycle for these projects and the anticipated next cycle of projects has been delayed due to various factors, including, among other things, permitting delays and worksite access limitations related to environmental regulations. Revenues also declined due to lower demand for our services in end-markets where the price of oil is influential, as well as reduced capital spending and deferred regularly scheduled maintenance by our midstream and industrial customers as a result of the COVID-19 pandemic.
The decreases in operating income and operating income as a percentage of revenues were primarily due to the reduction of revenues, including revenues related to larger pipeline projects, which generally yield higher margins. Additionally, the adverse impact of the COVID-19 pandemic and the overall challenged energy market have contributed to the continued low segment operating income, as those dynamics have resulted in reduced revenues from our industrial services, which negatively impacted our margins and ability to cover fixed and overhead costs. Partially offsetting these adverse impacts were proactive cost management activities across the impacted operations.
Corporate and Non-allocated Costs
The increase in corporate and non-allocated costs was partially due to a $6.5 million increase in incentive and non-cash stock-based compensation awarded as a result of higher levels of operating performance and a $3.4 million increase in intangible asset amortization. Partially offsetting these increases were a $3.2 million decrease in professional fees, primarily related to a reduction in ongoing legal expenses, and with respect to contingent consideration liabilities, a $0.4 million decrease in the fair value recognized during the three months ended March 31, 2021 as compared to a $2.8 million increase in the fair value recognized during the three months ended March 31, 2020. Also contributing to the increase was a $2.4 million increase in the fair market value of deferred compensation liabilities during the three months ended March 31, 2021, as compared to a $7.8 million decrease in the fair market value of deferred compensation liabilities during the three months ended March 31, 2020. These changes in fair market value of deferred compensation liabilities were offset by corresponding changes in the fair market value of assets associated with the deferred compensation plan recorded within other income (expense) net.
Non-GAAP Reconciliations
EBITDA and Adjusted EBITDA
EBITDA and adjusted EBITDA, measures not recognized under generally accepted accounting principles in the United States (GAAP), when used in connection with net income attributable to common stock, are intended to provide useful information to investors and analysts as they evaluate our performance. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and adjusted EBITDA is defined as EBITDA adjusted for certain other items as described below. These measures should not be considered as an alternative to net income attributable to common stock or other measures of performance that are derived in accordance with GAAP. Management believes that the exclusion of these items from net income attributable to common stock enables it and its investors to more effectively evaluate our operations period over period and to identify operating trends that might not be apparent when including the excluded items.
As to certain of the items below, (i) non-cash stock-based compensation expense varies from period to period due to acquisition activity, changes in the estimated fair value of performance-based awards, forfeiture rates, accelerated vesting and amounts granted; (ii) acquisition and integration costs vary from period to period depending on the level of our acquisition activity; (iii) equity in (earnings) losses of non-integral unconsolidated affiliates varies from period to period depending on the activity and financial performance of non-integral unconsolidated affiliates, including gain or loss on sales of investments accounted for using the equity method of accounting; and (iv) change in fair value of contingent consideration liabilities varies from period to period depending on the performance in post-acquisition periods of certain acquired businesses. Because EBITDA and adjusted EBITDA, as defined, exclude some, but not all, items that affect net income attributable to common stock, such measures may not be comparable to similarly titled measures of other companies. The most comparable GAAP financial measure, net income attributable to common stock, and information reconciling the GAAP and non-GAAP financial measures, are included below. The following table shows dollars in thousands.

	Three Months Ended
	March 31,
	2021	2020
Net income attributable to common stock (GAAP as reported)	$89,761	$38,686
Interest expense	12,475	14,006
Interest income	(117)	(759)
Provision for income taxes	13,724	16,160
Depreciation expense	62,107	54,410
Amortization of intangible assets	21,355	17,908
Income taxes and depreciation included in equity in earnings of integral unconsolidated affiliates	1,501	—
EBITDA (a)	200,806	140,411
Non-cash stock-based compensation	18,687	14,912
Acquisition and integration costs	1,761	1,883
Equity in (earnings) losses of non-integral unconsolidated affiliates	(685)	2,683
Change in fair value of contingent consideration liabilities	(363)	2,758
Adjusted EBITDA	$220,206	$162,647
(a) The calculation of EBITDA for the three months ended March 31, 2020 has been amended to conform to the current period’s calculation of EBITDA.
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
As of March 31, 2021 and December 31, 2020, MSAs accounted for 65% and 63% of our estimated 12-month backlog and 72% and 70% of total backlog. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts can be terminated on short notice even if we are not in default. We determine the estimated backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining estimated backlog. As a result, estimates for remaining performance obligations and backlog are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies (including the ongoing COVID-19 pandemic) and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.

The following table reconciles total remaining performance obligations to our backlog (a non-GAAP measure) by reportable segment along with estimates of amounts expected to be realized within 12 months (in thousands):

	March 31, 2021		December 31, 2020
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Solutions
Remaining performance obligations	$2,562,017	$3,494,556	$2,511,157	$3,547,838
Estimated orders under MSAs and short-term, non-fixed price contracts	3,887,302	8,166,517	3,559,443	7,433,445
Backlog	$6,449,319	$11,661,073	$6,070,600	$10,981,283

Underground Utility and Infrastructure Solutions
Remaining performance obligations	$607,660	$640,302	$327,205	$437,544
Estimated orders under MSAs and short-term, non-fixed price contracts	1,875,156	3,528,941	1,868,820	3,713,607
Backlog	$2,482,816	$4,169,243	$2,196,025	$4,151,151

Total
Remaining performance obligations	$3,169,677	$4,134,858	$2,838,362	$3,985,382
Estimated orders under MSAs and short-term, non-fixed price contracts	5,762,458	11,695,458	5,428,263	11,147,052
Backlog	$8,932,135	$15,830,316	$8,266,625	$15,132,434

Liquidity and Capital Resources
Cash Requirements
Management monitors financial markets and national and global economic conditions for factors that may affect our liquidity and capital resources. We consider our investment policies related to cash and cash equivalents to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash and cash equivalent investments with short-term maturities. While the extent of the impact of the challenged energy market, as well as the COVID-19 pandemic, on our future operational and financial performance will depend on future developments and remains uncertain, based on our current business forecast for the remainder of 2021, we anticipate that our cash and cash equivalents on hand, future cash flows from operations, existing borrowing capacity under our senior credit facility and other available financing alternatives will provide sufficient funds during 2021 to enable us to fund ongoing operating needs, facilitate our ability to repurchase stock and pay any future dividends we declare, fund acquisitions or strategic investments that facilitate the long-term growth and sustainability of our business, fund essential capital expenditures and meet the interest payment obligations on our outstanding debt.
Our industry is capital intensive, and we expect substantial capital expenditures and commitments under equipment lease and rental arrangements to be needed into the foreseeable future in order to meet anticipated demand for our services. We expect capital expenditures for the year ended December 31, 2021 to be approximately $325 million. Additionally, refer to Contractual Obligations and Contingencies below for a summary of our future contractual obligations and a description of other contingencies as of March 31, 2021 and Off-Balance Sheet Arrangements below for a description of certain contingent obligations that are not recorded on our condensed consolidated balance sheets. Although any of these contingent obligations could require the use of cash in future periods, certain contingent obligations are excluded from the Contractual Obligations table because we are unable to accurately predict the timing and amount of such obligations as of March 31, 2021.
Our available commitments under our senior credit facility and cash and cash equivalents at March 31, 2021 were as follows (in thousands):

March 31, 2021
Total capacity available for revolving loans and letters of credit	$2,510,000
Less:
Borrowings of revolving loans	321,703
Letters of credit outstanding	319,900
Available commitments for issuing revolving loans or new letters of credit	1,868,397
Plus:
Cash and cash equivalents	200,218
Total available commitments under senior credit facility and cash and cash equivalents	$2,068,615
We may seek to access the capital markets from time to time to raise additional capital, increase liquidity as necessary, refinance or extend the term of our existing indebtedness or otherwise fund our capital needs. For example, on September 22, 2020, we issued $1.00 billion aggregate principal amount of our senior notes, receiving proceeds of $986.7 million, net of the original issue discount, underwriting discounts and debt issuance costs. We utilized those proceeds, together with cash on hand, to voluntarily prepay $1.21 billion of outstanding term loans under our senior credit facility. Additionally, we entered into an amendment to our senior credit facility that, among other things, increased the aggregate revolving commitments from $2.14 billion to $2.51 billion and extended the maturity date to September 2025. While our financial strategy and consistent performance have earned us an investment grade rating, our ability to access the capital markets in the future depends on a number of factors, including our financial performance and financial position, our credit rating, industry conditions, general economic conditions, our backlog, capital expenditure commitments, market conditions and market perceptions of us and our industry.
Sources and Uses of Cash
In summary, our cash flows for each period were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net cash provided by operating activities	$125,613	$227,549
Net cash used in investing activities	$(222,806)	$(89,133)
Net cash provided by financing activities	$112,989	$73,926
Operating Activities
Cash flow from operating activities is primarily influenced by demand for our services and operating margins but is also influenced by working capital needs associated with the various types of services that we provide. Our working capital needs may increase when we commence large volumes of work under circumstances where project costs, primarily labor, equipment and subcontractors, are required to be paid before the associated receivables are billed and collected. Accordingly, changes within working capital in accounts receivable, contract assets and contract liabilities are normally related and are typically affected on a collective basis by changes in revenue due to the timing and volume of work performed and variability in the timing of customer billings and payments. Additionally, working capital needs are generally higher during the summer and fall due to increased demand for our services when favorable weather conditions exist in many of our operating regions. Conversely, working capital assets are typically converted to cash during the winter. These seasonal trends can be offset by changes in project timing due to delays or accelerations and other economic factors that may affect customer spending, including market conditions or the impact of the COVID-19 pandemic.
Net cash provided by operating activities during the three months ended March 31, 2021 was negatively impacted primarily by increased working capital requirements related to the ramp up of two larger electric transmission projects in Canada and the timing of the billings. Partially offsetting this negative impact was the favorable impact of increased earnings as compared to the three months ended March 31, 2020. Additionally, net cash provided by operating activities during the three months ended March 31, 2020 included the receipt of $82.0 million of insurance proceeds associated with the settlement of two pipeline project claims in the fourth quarter of 2019.
Days sales outstanding (DSO) represents the average number of days it takes revenues to be converted into cash, which management believes is an important metric for assessing liquidity. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets less contract liabilities, divided by average revenues per day during the quarter. DSO at March 31, 2021 was 89 days, which was higher than DSO at March 31, 2020 of 85 days and our historical average over the last five years of 81 days, primarily due to increased working capital requirements related to the ramp up of two larger electric transmission projects in Canada and the timing of the billings.
Investing Activities
Net cash used in investing activities in the three months ended March 31, 2021 included $114.0 million of cash paid for equity and other investments, which primarily related to the acquisition of a minority interest in a broadband technology company; $83.5 million of capital expenditures; and $32.8 million used for acquisitions, primarily related to acquisitions closed in prior periods. These items were partially offset by $7.2 million of proceeds from the sale of property and equipment.
Net cash used in investing activities in the three months ended March 31, 2020 included $68.1 million used for capital expenditures, $22.8 million used for acquisitions and $5.7 million of cash paid for investments in unconsolidated affiliates and other entities. These items were partially offset by $4.8 million of proceeds from the sale of property and equipment.
Our industry is capital intensive, and we expect substantial capital expenditures and commitments under equipment lease and rental arrangements to be needed into the foreseeable future. We also have various other capital commitments that are detailed in Contractual Obligations and Contingencies below. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or amount of the cash needed for these initiatives.
Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2021 included $171.7 million of net borrowings under our senior credit facility, partially offset by $23.9 million of cash payments to satisfy tax withholding obligations associated with stock-based compensation, $19.5 million of cash payments for common stock repurchases, and $8.8 million of cash payments for dividends and cash dividend equivalents.
Net cash provided by financing activities in the three months ended March 31, 2020 included $303.4 million of net borrowings under our senior credit facility, partially offset by $200.0 million of cash payments for common stock repurchases, $15.9 million of payments to satisfy tax withholding obligations associated with stock-based compensation, and $7.4 million of cash payments for dividends and cash dividend equivalents.
    Stock Repurchases
We repurchased the following shares of common stock in the open market under our stock repurchase programs (in thousands):

Quarter ended:	Shares	Amount
March 31, 2021	222	$17,710
December 31, 2020	720	$49,949
September 30, 2020	—	$—
June 30, 2020	—	$—
March 31, 2020	5,960	$200,000
Our policy is to record a stock repurchase as of the trade date; however, the payment of cash related to a repurchase is made on the settlement date of the trade. During the three months ended March 31, 2021 and 2020, cash payments related to stock repurchases were $19.5 million and $200.0 million.
As of March 31, 2021, $19.1 million remained authorized under our stock repurchase program approved during the third quarter of 2018, which permits us to repurchase outstanding common stock from time to time through June 30, 2021. In August 2020, our Board of Directors authorized us to repurchase, from time to time through June 30, 2023, up to an additional $500.0 million in shares of our outstanding common stock under a new stock repurchase program, for an aggregate stock repurchase authorization of $519.1 million as of March 31, 2021.

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
    Dividends
We declared the following cash dividends and cash dividend equivalents during 2020 and the first three months of 2021 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
March 25, 2021	April 6, 2021	April 15, 2021	$0.06	$8,429
December 11, 2020	January 4, 2021	January 15, 2021	$0.06	$8,933
August 26, 2020	October 1, 2020	October 15, 2020	$0.05	$7,244
May 28, 2020	July 1, 2020	July 15, 2020	$0.05	$7,182
March 26, 2020	April 6, 2020	April 15, 2020	$0.05	$7,184
The declaration, payment and amount of future cash dividends will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations and cash flows from operating activities; current and anticipated capital requirements and expansion plans; the current and potential impact of the COVID-19 pandemic and other market, industry, economic and political conditions; income tax laws then in effect; and the requirements of Delaware law. In addition, as discussed below, our credit agreement restricts the payment of cash dividends unless certain conditions are met.
Debt Instruments
2.900% Senior Notes due October 2030
On September 22, 2020, we issued $1.00 billion aggregate principal amount of the senior notes and received proceeds of $986.7 million from the offering, net of the original issue discount, underwriting discounts and debt issuance costs. Interest on the senior notes in the amount of $14.5 million is payable semi-annually in arrears on April 1 and October 1 of each year. The maturity date for the senior notes is October 1, 2030. We may redeem all or a portion of the senior notes at any time prior to July 1, 2030 at a price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest, and at any time on or after July 1, 2030 at a price equal to 100% of the principal amount plus accrued and unpaid interest, in each case as further specified by terms of the senior notes and the indenture and supplemental indenture governing the senior notes (together, the indenture). Additionally, upon the occurrence of a Change of Control Triggering Event (as defined in the indenture), unless we have exercised our right to redeem the senior notes in full by giving irrevocable notice to the trustee, each noteholder will have the right to require us to purchase all or a portion of such holder’s senior notes at a purchase price equal to 101% of the principal amount thereof plus any accrued and unpaid interest. The indenture also contains customary events of default and covenants that, among other things, limit our ability to incur liens securing indebtedness, to engage in certain sale and leaseback transactions with respect to certain properties and to sell all or substantially all of our assets or merge or consolidate with or into other companies.
Senior Credit Facility
We have a credit agreement with various lenders that provides for $2.51 billion of aggregate revolving commitments and has a maturity date of September 22, 2025. Additionally, subject to the conditions specified in the credit agreement, we have the option to increase the capacity of the credit facility, in the form of an increase in the revolving commitments, term loans or a combination thereof, from time to time, upon receipt of additional commitments from new or existing lenders by up to an additional (i) $400.0 million plus (ii) additional amounts so long as the Incremental Leverage Ratio Requirement (as defined in the credit agreement) is satisfied at the time of such increase. The Incremental Leverage Ratio Requirement requires, among other things, after giving pro forma effect to such increase and the use of proceeds therefrom, compliance with the credit agreement’s financial covenants as of the most recent fiscal quarter end for which financial statements were required to be delivered. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures, acquisitions and other general corporate purposes. As of March 31, 2021, we were in compliance with all of the financial covenants under the credit agreement, which are further described in Note 7 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.

During the three months ended March 31, 2021 and 2020, our weighted average interest rates associated with our senior credit facility were 2.18% and 3.11%. As of March 31, 2021, we had $321.7 million of outstanding revolving loans under the credit agreement and $319.9 million of letters of credit issued under our senior credit facility. As of March 31, 2021, subject to the applicable sublimits, the remaining $1.87 billion of available commitments under the senior credit facility was available for additional revolving loans or letters of credit in U.S. dollars and certain alternative currencies.
To address the transition in financial markets away from the London Interest Bank Offered Rate (LIBOR) by the end of 2021, our senior credit facility agreement includes provisions related to the replacement of LIBOR with a LIBOR Successor Rate (as defined in the credit agreement for such facility), which may be a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York. If no LIBOR Successor Rate has been determined at the time certain circumstances are present, the lenders’ obligation to make or maintain loans based on a Eurocurrency rate could be suspended, and loans in U.S. dollars would default to the Base Rate (as described in Senior Credit Facility within Note 7 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements) rather than a rate using the Eurocurrency Rate. Changing to an alternative interest rate or to the Base Rate may lead to additional volatility in interest rates and could cause our debt service obligations to increase significantly.

Contractual Obligations and Contingencies
The following table summarizes our future contractual obligations as of March 31, 2021, excluding certain amounts discussed below (in thousands):

	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
Long-term debt - principal (1)	$1,368,214	$7,310	$8,451	$8,427	$8,432	$330,134	$1,005,460
Long-term debt - cash interest (2)	293,931	30,140	29,980	29,769	29,558	29,347	145,137
Operating lease obligations (3)	283,254	71,358	73,550	52,368	32,349	21,287	32,342
Operating lease obligations that have not yet commenced (4)	1,731	201	312	288	279	280	371
Finance lease obligations (5)	2,765	836	847	626	394	62	—
Short-term lease obligations (6)	20,307	19,537	770	—	—	—	—
Deferral of tax payments (7)	108,870	54,435	54,435	—	—	—	—
Equipment purchase commitments (8)	106,287	98,672	7,615	—	—	—	—
Total contractual obligations	$2,185,359	$282,489	$175,960	$91,478	$71,012	$381,110	$1,183,310
_______________________________________
(1)    Amount represents the principal amount of our long-term debt. The cash interest obligations related to the fixed-rate portion of our long-term debt are included in Long-term debt - cash interest; however, our $321.7 million of outstanding revolving loans under our senior credit facility bear interest at variable market rates. Assuming the principal amount outstanding and interest rate in effect for the revolving loans at March 31, 2021 remained the same, the annual cash interest expense for such loans would be approximately $7.6 million, payable until September 22, 2025, the maturity date of the facility.
(2)    Amount represents cash interest expense associated with our fixed-rate, long-term debt, which primarily includes our senior notes and financing transactions arising from the exercise of our equipment rental purchase options.
(3)    Amounts represent undiscounted operating lease obligations at March 31, 2021 for our real estate and equipment leases. The operating lease obligations recorded on our March 31, 2021 condensed consolidated balance sheet represent the present value of these amounts.
(4)    Amounts represent undiscounted operating lease obligations that have not commenced as of March 31, 2021. The operating lease obligations will be recorded on our condensed consolidated balance sheet beginning on the commencement date of each lease.
(5)    Amounts represent undiscounted finance lease obligations at March 31, 2021. The finance lease obligations recorded on our March 31, 2021 condensed consolidated balance sheet represent the present value of these amounts.
(6)    Amounts represent short-term lease obligations that are not recorded on our March 31, 2021 condensed consolidated balance sheet due to our accounting policy election. Month-to-month rental expense associated primarily with certain equipment rentals is excluded from these amounts because we are unable to accurately predict future rental amounts.
(7) Amounts represent deferral of $108.9 million related to the employer portion of payroll tax payments during the year ended December 31, 2020, which was permitted pursuant to the CARES Act. Payment of these deferred tax obligations are due by December 31, 2021 and December 31, 2022.
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

Uncollectible accounts receivable - We grant credit under normal payment terms, generally without collateral, to our customers. While we generally have certain statutory lien rights with respect to services provided, we are subject to potential credit risk related to business, economic and financial market conditions that affect these customers and locations, which has been heightened as a result of the unfavorable and uncertain economic and financial market conditions resulting from the ongoing COVID-19 pandemic and the significant decline in commodity prices and volatility in commodity production volumes. Some of our customers have experienced significant financial difficulties (including bankruptcy), and customers may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of billed and unbilled receivables and contract assets for services we have performed. See Concentration of Credit Risk in Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements for further discussion related to these potential contingencies.
Lawsuits and other legal proceedings - We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business, which typically seek, among other things, compensation for alleged personal injury, property damage, breach of contract, negligence or gross negligence, environmental liabilities, wage and hour and other employment-related damages, punitive damages, consequential damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements for additional information regarding litigation, claims and other legal proceedings.
Collective bargaining agreements and multiemployer pension plan liabilities - Certain of our operating units are parties to collective bargaining agreements with unions that represent certain of their employees, and from time to time, we are a party to grievance and arbitration actions based on claims arising out of the collective bargaining agreements, which specify that we pay certain wages, provide certain benefits to union employees and contribute certain amounts to multiemployer pension plans and employee benefit trusts. The location and number of union employees that we employ at any given time and the plans in which they may participate vary depending on our need for union resources in connection with our ongoing projects, and therefore we are unable to accurately predict our union employee payroll and the resulting contribution obligations for future periods. Furthermore, we may be required to make additional contributions to our multiemployer pension plans if they become underfunded or if we withdraw or are deemed to have withdrawn from a plan or a plan is terminated or experiences a mass withdrawal. For additional information on these obligations and potential contingencies, see Collective Bargaining Agreements and Multiemployer Pension Plans in Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements.
Bonds and parent guarantees - Many customers, particularly in connection with new construction, require us to post performance and payment bonds, which provide a guarantee that we will perform under the terms of a contract and pay subcontractors and vendors. In certain circumstances, the customer may demand that our surety make payments or provide services under the bond, and we must reimburse the surety for any expenses or outlays it incurs. As of March 31, 2021 the total amount of our outstanding performance bonds was estimated to be approximately $4.0 billion. Additionally, from time to time, we guarantee certain obligations and liabilities of our subsidiaries that may arise in connection with, among other things, contracts with customers, equipment lease obligations, joint venture arrangements and contractor licenses, and may cover all of the subsidiary’s unperformed, undischarged and unreleased obligations and liabilities under or in connection with the relevant agreement. For additional information on these obligations and potential contingencies, see Bonds and Parent Guarantees in Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements.
Insurance liabilities - Due to the nature of our operations, at any given time we have a significant amount of accrued insurance claims. As of March 31, 2021 and December 31, 2020, the gross amount accrued for employer’s liability, workers’ compensation, auto liability, general liability, and group health claims totaled $303.1 million and $319.5 million. Additionally, we renew our insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel our coverage or determine to exclude certain items from coverage, or we may elect not to obtain certain types or incremental levels of insurance based on the potential benefits considered relative to the cost of such insurance, or coverage may not be available at reasonable and competitive rates. See Insurance in Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements.
Indemnities and assumed liabilities - In connection with our acquisition transactions, we assume certain liabilities and obtain rights to indemnification from the sellers or former owners of acquired businesses for certain risks, liabilities and obligations arising from their prior operations, such as performance, operational, safety, workforce or tax issues. However, we may not have discovered certain liabilities during due diligence and our indemnities may not cover all of our exposure for such pre-acquisition matters or the indemnitors may be unwilling or unable to pay amounts owed to us. Accordingly, we may incur expenses that are not reimbursed, and such amounts could be material. See Indemnities in Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements for further discussion related to these potential contingencies.
Liabilities related to our deferred compensation plans - We maintain non-qualified deferred compensation plans pursuant to which non-employee directors and certain key employees may defer receipt of some or all of their compensation. As of March 31, 2021 and December 31, 2020, obligations under these plans, including amounts contributed by Quanta, were $63.4 million and $58.2 million. These plans are unfunded and unsecured compensation arrangements, and the amount of the obligations can fluctuate based on the market value of participants’ investment elections under the plan. See Deferred Compensation Plans in Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements for further discussion related to these plans.
Undistributed earnings of foreign subsidiaries - We generally do not provide for taxes related to undistributed earnings of our foreign subsidiaries and we could be subject to additional foreign withholding taxes if we were to repatriate cash that is indefinitely reinvested outside the United States. See Income Taxes in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements for further discussion related to these potential contingencies.
Unrecognized tax benefits - We remain under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods and believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $13.6 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods. See Income Taxes in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements for further discussion related to these potential contingencies.
Commitment fees under our senior credit facility - Fees associated with letters of credit under our senior credit facility and commitment fees under our senior credit facility are variable because they depend on the amount of outstanding letters of credit, availability and applicable fees. Assuming that the amount of letters of credit outstanding and the fees as of March 31, 2021 remained the same, the annual cash expense for our letters of credit would be approximately $4.2 million. See Note 7 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements for further discussion related to these obligations and potential contingencies.
Residual Value Guarantees - We have guaranteed the residual value under certain of our equipment operating leases, agreeing to pay any difference between this residual value and the fair market value of the underlying asset at the date of lease termination. Due to the nature of our operations, at any given time we have a significant amount of outstanding residual value guarantees, and as of March 31, 2021 the maximum guaranteed residual value of this equipment was $860.9 million. While we believe that no significant payments will be made as a result of these residual value guarantees, there can be no assurance that significant payments will not be required in the future.
Off-Balance Sheet Arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include certain obligations relating to our investments and joint venture arrangements; short-term, non-cancelable leases and leases that have not yet commenced; letters of credit obligations; surety guarantees related to bonds; committed expenditures for the purchase of equipment; and certain multiemployer pension plan liabilities. See Contractual Obligations and Contingencies above and Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements for a description of these arrangements.

Critical Accounting Estimates and Policies Update
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the condensed consolidated financial statements are published and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our condensed consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates. Management has reviewed its development and selection of critical accounting estimates with the audit committee of our Board of Directors. Our accounting policies are primarily described in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements and should be read in conjunction with our critical accounting estimates detailed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2020 Annual Report.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and currency exchange rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our 2020 Annual Report. Our primary exposure to market risk relates to unfavorable changes in concentration of credit risk, interest rates and currency exchange rates.
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
In addition, we grant credit under normal payment terms, generally without collateral, and therefore are subject to potential credit risk related to our customers’ inability to pay for services provided. Furthermore, the risk of nonpayment may be heightened as a result of depressed economic and financial market conditions, including in connection with the ongoing COVID-19 pandemic and the significant decline in commodity prices and volatility in commodity production volumes. We believe the concentration of credit risk related to billed and unbilled receivables and contract assets is limited because of the diversity of our customers, and we perform ongoing credit risk assessments of our customers and financial institutions and in some cases obtain collateral or other security from our customers. For example, a customer within our Underground Utility and Infrastructure Solutions segment encountered financial difficulties during 2020 that resulted in nonpayment of $27.5 million of receivables, plus accrued interest. As a result, we decided to foreclose our liens on a pipeline asset in order to recover the outstanding amount. We believe that the value of the pipeline asset is in excess of the amount owed; however, the ultimate outcome remains uncertain and is based on a number of assumptions that are potentially subject to change, and the amount collected could be materially less than the amounts owed. See Concentrations of Credit Risk in Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements for additional information.
Interest Rate Risk. As of March 31, 2021, we had no derivative financial instruments to manage interest rate risk. As such, we were exposed to earnings and fair value risk due to changes in interest rates with respect to our variable rate debt, which is comprised of borrowings under the credit agreement for our senior credit facility. As of March 31, 2021, the fair value of our variable rate debt of $321.7 million approximated book value, and our weighted average interest rate on our variable rate debt for the three months ended March 31, 2021 was 2.18%. The annual effect on our pretax earnings of a hypothetical 50 basis point increase or decrease in variable interest rates would be approximately $1.6 million based on our March 31, 2021 balance of variable rate debt.
Additionally, the transition in financial markets away from the London Interest Bank Offered Rate by the end of 2021 may lead to additional volatility in interest rates and could cause our debt service obligations to increase significantly as further described in Item 2. Management’s Discussion and Analysis - Liquidity and Capital Resources.
Foreign Currency Risk.  The U.S. dollar is the functional currency for the majority of our operations, which are primarily located within the United States. The functional currency for our foreign operations, which are primarily located in Canada and Australia, is typically the currency of the country in which the foreign operating unit is located. Accordingly, our financial performance is subject to fluctuation due to changes in foreign currency exchange rates relative to the U.S. dollar. During the three months ended March 31, 2021, revenues from our foreign operations accounted for 18.4% of our consolidated revenues. Fluctuations in foreign currency exchange rates during the three months ended March 31, 2021 caused a net increase of approximately $32 million related to foreign revenues when compared to the three months ended March 31, 2020.
We are also subject to foreign currency risk with respect to sales, purchases and borrowings that are denominated in a currency other than the respective functional currencies of our operating units. To minimize the risk from changes in foreign currency exchange rates, we may enter into foreign currency derivative contracts to hedge our foreign currency risk on a cash flow basis. There were no outstanding foreign currency derivative contracts at March 31, 2021.
We also have foreign exchange risk related to cash and cash equivalents in foreign banks. Based on the balance of cash and cash equivalents in foreign banks of $30.1 million as of March 31, 2021, an assumed 5% adverse change to foreign exchange rates would result in a fair value decline of $1.1 million.

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
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Evaluation of Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1.  Legal Proceedings.
We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, property damage, breach of contract, negligence or gross negligence, environmental liabilities, wage and hour claims and other employment-related damages, punitive damages, consequential damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report, which is incorporated by reference in this Item 1, for additional information regarding litigation, claims and other legal proceedings.
Item 1A.  Risk Factors.
Our business is subject to a variety of risks and uncertainties that are difficult to predict and many of which are outside of our control. For a detailed discussion of the risks that affect our business, refer to Item 1A. Risk Factors of Part I of our 2020 Annual Report. As of the date of this filing, there have been no material changes to the risk factors previously described in our 2020 Annual Report. The matters specifically identified are not the only risks and uncertainties facing our company, and additional risks and uncertainties not known to us or not specifically identified may also impair our business. If any of these risks and uncertainties occur, our business, financial condition, results of operations and cash flows could be negatively impacted, which could negatively impact the value of an investment in our company.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities During the First Quarter of 2021
The following table contains information about our purchases of equity securities during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
January 1 - 31, 2021
Open Market Stock Repurchases (1)	67,507	$71.96	67,507	$531,949,527
Tax Withholding Obligations (2)	90,270	$72.33	—
February 1 - 28, 2021
Open Market Stock Repurchases (1)	28,485	$73.74	28,485	$529,849,073
Tax Withholding Obligations (2)	210,374	$82.34	—
March 1 - 31, 2021
Open Market Stock Repurchases (1)	126,089	$85.27	126,089	$519,097,725
Tax Withholding Obligations (2)	429,948	$84.26	—
Total	952,673		222,081	$519,097,725
_______________________________________

(1)Includes shares repurchased as of the trade date of such repurchases. On September 4, 2018, we issued a press release announcing that our Board of Directors approved a stock repurchase program that authorizes us to purchase, from time to time through June 30, 2021, up to $500 million of our outstanding common stock. Additionally, on August 6, 2020, we issued a press release announcing that our Board of Directors approved a stock repurchase program that authorizes us to purchase, from time to time through June 30, 2023, up to an additional $500 million of our outstanding common stock. Repurchases under these programs can be made in open market and privately negotiated transactions, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. These programs do not obligate us to acquire any specific amount of common stock and may be modified or terminated by our Board of Directors at any time at its sole discretion and without notice.
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
Quanta Services, Inc. Term Sheet for 2021 Annual Incentive Plan – Corporate Employees, Quanta Services, Inc. Term Sheet for 2021 Senior Leadership Long-Term Incentive Plan and Quanta Services, Inc. Term Sheet for 2021 Discretionary Plan – All Employees (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed March 30, 2021 and incorporated herein by reference)

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
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and with detailed tags

104	*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101)

_______________________________________

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN
Derrick A. Jensen Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: May 7, 2021