Form 10-Q
period 2021-06-30
QUANTA SERVICES, INC.
filed 2021-08-06
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of August 3, 2021, the number of outstanding shares of Common Stock of the registrant was 139,152,345.

QUANTA SERVICES, INC. AND SUBSIDIARIES

Cautionary Statement About Forward-Looking Statements and Information
This Quarterly Report on Form 10-Q (Quarterly Report) of Quanta Services, Inc. (together with its subsidiaries, Quanta, we, us or our) includes forward-looking statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:
•Projected revenues, net income, earnings per share, margins, cash flows, liquidity, weighted average shares outstanding, capital expenditures and tax rates, as well as other projections of operating or financial results;
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
•The business plans or financial condition of our customers, including with respect to the COVID-19 pandemic and the transition to a carbon-neutral economy;
•The potential impact of commodity prices and production volumes on our business, financial condition, results of operations, cash flows and demand for our services;
•The potential benefits from, and future financial and operational performance of, acquired businesses and our investments, including our equity interest in LUMA Energy, LLC (LUMA);
•Beliefs and assumptions about the collectability of receivables;
•The expected value of contracts or intended contracts with customers, as well as the scope, services, term or results of any awarded or expected projects;
•The development of and opportunities with respect to future projects, including renewable energy projects and larger electric transmission and pipeline projects;
•Future capital allocation initiatives, including the amount and timing of, and strategies with respect to, any future stock repurchases and expectations regarding the declaration, amount and timing of any future cash dividends;
•The impact of existing or potential legislation or regulation;
•Potential opportunities that may be indicated by bidding activity or similar discussions with customers;
•The future demand for and availability of labor resources in the industries we serve;
•The expected realization of our remaining performance obligations or backlog;
•The expected outcome of pending or threatened legal proceedings; and
•Possible recovery of pending or contemplated insurance claims, change orders and claims asserted against customers or third parties.
These forward-looking statements are not guarantees of future performance, involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or are beyond our control, and reflect management’s beliefs and assumptions based on information available at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be inaccurate or incorrect. These statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:
•Market, industry, economic, financial or political conditions that are outside of our control, including economic, energy, infrastructure and environmental policies and plans that are adopted or proposed by the U.S. federal and state governments or other governments in territories or countries in which we operate, weakness in the capital markets and the ongoing and potential impact on financial markets and worldwide economic activity of the COVID-19 pandemic and governmental responses thereto;
•Quarterly variations in our operating and financial results, liquidity, financial condition, cash flows, capital requirements, and reinvestment opportunities, including the ongoing and potential impact to our business, operations and supply chains resulting from the COVID-19 pandemic and governmental responses thereto;

•The severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of business and governmental responses thereto on our operations, personnel and supply chains, and on commercial activity and demand across our business and our customers’ businesses, as well as our inability to predict the extent to which the COVID-19 pandemic will adversely impact our business, financial performance, results of operations, financial position, liquidity, cash flows, the price of our securities and the achievement of our strategic objectives;
•Trends and growth opportunities in relevant markets, including our ability to obtain future project awards;
•The time and costs required to exit and resolve outstanding matters related to our Latin American operations, as well as the business and political climate in Latin America;
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
•Unexpected costs, liabilities, fines or penalties that may arise from legal proceedings, indemnity obligations, reimbursement obligations associated with letters of credit or bonds, multiemployer pension plans (e.g., underfunding of liabilities, termination or withdrawal liability) or other claims or actions asserted against us, including amounts that are not covered by, or are in excess of the coverage under, our third-party insurance;
•Potential unavailability or cancellation of third-party insurance coverage, as well as the exclusion of coverage for certain losses, potential increases in premiums for coverage deemed beneficial to us, or the unavailability of coverage deemed beneficial to us at reasonable and competitive rates (e.g., coverage for wildfire events);
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
•Our ability to attract and the potential shortage of skilled employees, as well as our ability to retain key personnel and qualified employees;
•Our dependence on fixed price contracts and the potential that we incur losses with respect to these contracts, including as a result of inaccurate estimates of project costs or inability to meet project schedule requirements or achieve guaranteed performance or quality standards for a project;
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
•Fluctuations of prices of certain materials used in our and our customers’ businesses, including as a result of inflation, the imposition of tariffs, governmental regulations affecting the sourcing of certain materials and equipment and other changes in U.S. trade relationships with foreign countries;

•Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;
•Loss of customers with whom we have long-standing or significant relationships;
•The potential that our participation in joint ventures or similar structures exposes us to liability or harm to our reputation as a result of acts or omissions by our partners;
•Our inability or failure to comply with the terms of our contracts, which may result in additional costs, unexcused delays, warranty claims, failure to meet performance guarantees, damages or contract terminations;
•The inability or refusal of our customers or third-party contractors to pay for services, which could be attributable to, among other things, the COVID-19 pandemic or challenged energy markets, and which could result in our inability to collect our outstanding receivables, failure to recover amounts billed to, or avoidance of certain payments received from, customers in bankruptcy or failure to recover on change orders or contract claims;
•Budgetary or other constraints that may reduce or eliminate tax incentives or government funding for projects, which may result in project delays or cancellations;
•Our inability to successfully complete our remaining performance obligations or realize our backlog;
•Technological advancements and market developments that could reduce demand for our services;
•Risks associated with operating in international markets, including instability of foreign governments, currency exchange fluctuations, and compliance with unfamiliar foreign legal systems and cultural practices, the U.S. Foreign Corrupt Practices Act and other applicable anti-bribery and anti-corruption laws, and complex U.S. and foreign tax regulations and international treaties;
•Our inability to successfully identify, complete, integrate and realize synergies from acquisitions, including the inability to retain key personnel from acquired businesses;
•The potential adverse impact of acquisitions and investments, including the potential increase in risks already existing in our operations and poor performance or decline in value of acquired businesses or investments;
•The adverse impact of impairments of goodwill, other intangible assets, receivables, long-lived assets or investments;
•Difficulties arising from our decentralized management structure;
•The impact of the unionized portion of our workforce on our operations, including labor stoppages or interruptions due to strikes or lockouts;
•An inability to access sufficient funding to finance desired growth and operations, including our ability to access capital markets on favorable terms, as well as fluctuations in the price and trading volume of our common stock, debt covenant compliance, interest rate fluctuations and other factors affecting our financing and investing activities;
•Our ability to obtain bonds, letters of credit and other project security;
•Risks related to the implementation of new information technology systems;
•New or changed tax laws, treaties or regulations;
•Inability to realize deferred tax assets;
•Significant fluctuations in foreign currency exchange rates; and
•The other risks and uncertainties described elsewhere herein and in Item 1A. Risk Factors of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report) and as may be detailed from time to time in our other public filings with the U.S. Securities and Exchange Commission (SEC).
All of our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements or that are otherwise included in this report. Although forward-looking statements reflect our good faith beliefs at the time they are made, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. In addition, we do not undertake and expressly disclaim any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$212,473	$184,620
Accounts receivable, net of allowances of $39,713 and $16,546	2,570,457	2,716,083
Contract assets	669,313	453,832
Inventories	62,154	50,472
Prepaid expenses and other current assets	219,538	183,382
Total current assets	3,733,935	3,588,389
Property and equipment, net of accumulated depreciation of $1,461,570 and $1,372,132	1,606,057	1,560,656
Operating lease right-of-use assets	239,721	256,845
Other assets, net	600,819	435,713
Other intangible assets, net of accumulated amortization of $562,274 and $517,574	403,931	435,655
Goodwill	2,136,133	2,121,014
Total assets	$8,720,596	$8,398,272
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term debt	$11,176	$14,764
Current portion of operating lease liabilities	81,404	85,134
Accounts payable and accrued expenses	1,535,334	1,509,794
Contract liabilities	503,219	528,864
Total current liabilities	2,131,133	2,138,556
Long-term debt, net of current maturities	1,353,542	1,174,294
Operating lease liabilities, net of current portion	166,280	178,822
Deferred income taxes	187,582	166,407
Insurance and other non-current liabilities	392,265	391,221
Total liabilities	4,230,802	4,049,300
Commitments and Contingencies
Equity:
Common stock, $0.00001 par value, 600,000,000 shares authorized, 164,880,628 and 162,710,792 shares issued, and 139,197,724 and 138,300,191 shares outstanding	2	2
Additional paid-in capital	2,208,905	2,170,026
Retained earnings	3,454,682	3,264,967
Accumulated other comprehensive loss	(216,563)	(232,997)
Treasury stock, 25,682,904 and 24,410,601 common shares	(960,294)	(857,817)
Total stockholders’ equity	4,486,732	4,344,181
Non-controlling interests	3,062	4,791
Total equity	4,489,794	4,348,972
Total liabilities and equity	$8,720,596	$8,398,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$2,999,816	$2,506,231	$5,703,397	$5,270,326
Cost of services (including depreciation)	2,552,105	2,150,967	4,882,796	4,582,866
Gross profit	447,711	355,264	820,601	687,460
Equity in earnings of integral unconsolidated affiliates	7,450	1,045	12,633	1,045
Selling, general and administrative expenses	(270,110)	(227,852)	(513,462)	(458,645)
Amortization of intangible assets	(21,291)	(17,779)	(42,646)	(35,687)
Asset impairment charges	(2,319)	—	(2,319)	—
Change in fair value of contingent consideration liabilities	210	2,238	573	(520)
Operating income	161,651	112,916	275,380	193,653
Interest expense	(13,109)	(8,654)	(25,584)	(22,660)
Interest income	2,909	275	3,026	1,034
Other income (expense), net	8,471	3,247	12,143	(6,580)
Income before income taxes	159,922	107,784	264,965	165,447
Provision for income taxes	40,951	32,989	54,675	49,149
Net income	118,971	74,795	210,290	116,298
Less: Net income attributable to non-controlling interests	1,938	849	3,496	3,666
Net income attributable to common stock	$117,033	$73,946	$206,794	$112,632

Earnings per share attributable to common stock:
Basic	$0.83	$0.53	$1.48	$0.79
Diluted	$0.81	$0.52	$1.43	$0.78

Shares used in computing earnings per share:
Weighted average basic shares outstanding	140,276	139,856	140,199	142,154
Weighted average diluted shares outstanding	144,607	143,521	144,523	145,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$118,971	$74,795	$210,290	$116,298
Other comprehensive income (loss), net of tax provision:
Foreign currency translation adjustment, net of tax of $0, $0, $0 and $0	7,888	34,737	16,420	(48,231)
Other, net of tax of $1, $0, $3 and $0	7	—	14	—
Other comprehensive income (loss)	7,895	34,737	16,434	(48,231)
Comprehensive income	126,866	109,532	226,724	68,067
Less: Comprehensive income attributable to non-controlling interests	1,938	849	3,496	3,666
Total comprehensive income attributable to common stock	$124,928	$108,683	$223,228	$64,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash Flows from Operating Activities:
Net income	$118,971	$74,795	$210,290	$116,298
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	62,757	54,526	124,864	108,936
Amortization of intangible assets	21,291	17,779	42,646	35,687
Asset impairment charges	2,319	—	2,319	—
Impairment of cost method investment	—	9,311	—	9,311
Change in fair value of contingent consideration liabilities	(210)	(2,238)	(573)	520
Equity in (earnings) losses of unconsolidated affiliates	(8,108)	4,784	(13,976)	7,467
Amortization of debt discount and issuance costs	844	588	1,690	1,177
Gain on sale of property and equipment	(4,872)	(1,158)	(9,854)	(1,972)
Provision for credit losses	23,877	1,071	23,920	1,344
Deferred income tax provision (benefit)	14,253	(5,993)	16,747	(1,783)
Non-cash stock-based compensation	23,923	21,980	42,610	36,892
Foreign currency gain	(1,054)	(3,084)	(1,630)	(3,437)
Payments for contingent consideration liabilities	—	(590)	—	(590)
Changes in operating assets and liabilities, net of non-cash transactions	(65,043)	325,708	(124,492)	415,178
Net cash provided by operating activities	188,948	497,479	314,561	725,028
Cash Flows from Investing Activities:
Capital expenditures	(74,898)	(48,148)	(158,384)	(116,257)
Proceeds from sale of property and equipment	11,447	7,826	18,670	12,616
Proceeds from insurance settlements related to property and equipment	273	—	280	198
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(35,334)	(1,643)	(68,112)	(24,437)
Proceeds from disposition of businesses	—	8,387	—	10,861
Investments in unconsolidated affiliates and other	(342)	(3,068)	(114,324)	(8,760)
Cash received from investments in unconsolidated affiliates and other entities	2,807	32	3,017	32
Cash paid for intangible assets	(324)	—	(324)	—
Net cash used in investing activities	(96,371)	(36,614)	(319,177)	(125,747)
Cash Flows from Financing Activities:
Borrowings under credit facility	1,055,583	500,727	1,884,079	1,975,179
Payments under credit facility	(1,058,022)	(782,987)	(1,714,840)	(1,954,046)
Payments of other long-term debt	(757)	(537)	(1,614)	(983)
Net repayments of short-term debt, net of borrowings	—	(1,620)	(4,247)	(4,419)
Payments for contingent consideration liabilities	—	(9,410)	(263)	(10,399)
Distributions to non-controlling interests	(4,121)	(1,962)	(5,250)	(3,925)
Payments related to tax withholding for stock-based compensation	(36,572)	(7,687)	(60,493)	(23,573)
Payment of dividends	(8,415)	(7,160)	(17,213)	(14,544)
Repurchase of common stock	(29,449)	—	(48,923)	(200,000)
Net cash provided by (used in) financing activities	(81,753)	(310,636)	31,236	(236,710)

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1,276	986	1,287	537
Net increase in cash, cash equivalents and restricted cash	12,100	151,215	27,907	363,108
Cash, cash equivalents and restricted cash, beginning of period	202,615	381,638	186,808	169,745
Cash, cash equivalents and restricted cash, end of period	$214,715	$532,853	$214,715	$532,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2020	138,300,191	$2	$2,170,026	$3,264,967	$(232,997)	$(857,817)	$4,344,181	$4,791	$4,348,972
Other comprehensive income	—	—	—	—	8,539	—	8,539	—	8,539
Stock-based compensation activity	1,368,739	—	13,702	—	—	(55,101)	(41,399)	—	(41,399)
Common stock repurchases	(222,081)	—	—	—	—	(17,710)	(17,710)	—	(17,710)
Dividends declared ($0.06 per share)	—	—	—	(8,429)	—	—	(8,429)	—	(8,429)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,129)	(1,129)
Net income	—	—	—	89,761	—	—	89,761	1,558	91,319
Balance, March 31, 2021	139,446,849	2	2,183,728	3,346,299	(224,458)	(930,628)	4,374,943	5,220	4,380,163
Other comprehensive income	—	—	—	—	7,895	—	7,895	—	7,895
Stock-based compensation activity	64,600	—	25,177	—	—	(216)	24,961	—	24,961
Common stock repurchases	(313,725)	—	—	—	—	(29,450)	(29,450)	—	(29,450)
Dividends declared ($0.06 per share)	—	—	—	(8,650)	—	—	(8,650)	—	(8,650)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(4,121)	(4,121)
Other	—	—	—	—	—	—	—	25	25
Net income	—	—	—	117,033	—	—	117,033	1,938	118,971
Balance, June 30, 2021	139,197,724	$2	$2,208,905	$3,454,682	$(216,563)	$(960,294)	$4,486,732	$3,062	$4,489,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

							Accumulated
			Exchangeable		Additional		Other		Total	Non-
	Common Stock		Shares		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity

Balance, December 31, 2019	142,324,318	$2	36,183	$—	$2,024,610	$2,854,271	$(241,818)	$(586,773)	$4,050,292	$3,539	$4,053,831
Credit loss cumulative effect adjustment	—	—	—	—	—	(3,841)	—	—	(3,841)		(3,841)
Other comprehensive loss	—	—	—	—	—	—	(82,968)	—	(82,968)	—	(82,968)
Acquisitions	121,089	—	—	—	4,329	—	—	—	4,329		4,329
Stock-based compensation activity	1,124,530	—	—	—	11,444	—	—	(19,750)	(8,306)	—	(8,306)
Exchange of exchangeable shares	36,183	—	(36,183)	—	—	—	—	—	—	—	—
Common stock repurchases	(5,960,134)	—	—	—	—	—		(200,000)	(200,000)	—	(200,000)
Dividends declared ($0.05 per share)	—	—	—	—	—	(7,184)	—	—	(7,184)	—	(7,184)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,963)	(1,963)
Other	—	—	—	—	—	(516)	—	—	(516)	293	(223)
Net income	—	—	—	—	—	38,686	—	—	38,686	2,817	41,503
Balance, March 31, 2020	137,645,986	2	—	—	2,040,383	2,881,416	(324,786)	(806,523)	3,790,492	4,686	3,795,178
Other comprehensive income	—	—	—	—	—	—	34,737	—	34,737	—	34,737
Stock-based compensation activity	65,826	—	—	—	22,717	—	—	(281)	22,436	—	22,436
Dividends declared ($0.05 per share)	—	—	—	—	—	(7,182)	—	—	(7,182)	—	(7,182)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,962)	(1,962)
Net income	—	—	—	—	—	73,946	—	—	73,946	849	74,795
Balance, June 30, 2020	137,711,812	$2	—	$—	$2,063,100	$2,948,180	$(290,049)	$(806,804)	$3,914,429	$3,573	$3,918,002

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
Electric Power Infrastructure Solutions Segment
The Electric Power Infrastructure Solutions segment provides comprehensive network solutions to customers in the electric power and other industries. Services performed by the Electric Power Infrastructure Solutions segment generally include the design, new construction, upgrade and repair and maintenance of electric power transmission and distribution infrastructure and substation facilities, along with other engineering and technical services. This includes solutions that support the implementation of upgrades by utilities to modernize and harden the electric power grid in order to ensure its safety and enhance reliability. In addition, this segment provides engineering and construction services for switchyards and transmission infrastructure needed to interconnect renewable energy generation, including solar, wind, hydro power and backup natural gas generation facilities. This segment also provides emergency restoration services, including the repair of infrastructure damaged by fire and inclement weather; the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and Quanta’s proprietary robotic arm techniques; and the installation of “smart grid” technologies on electric power networks. Engineering and construction services related to, among other things, electric vehicle charging infrastructure, micro-grids and battery storage are also performed in this segment. This segment also provides comprehensive design and construction solutions to wireline and wireless communications companies, cable multi-system operators and other customers within the communications industry, including services in connection with 5G wireless deployment; and the design, installation, maintenance and repair of commercial and industrial wiring. This segment also provides aviation services in support of the services described above and includes the majority of the financial results of Quanta’s postsecondary educational institution, which specializes in pre-apprenticeship training, apprenticeship training and specialized utility task training for electric workers, as well as training for the gas distribution and communications industries.
Underground Utility and Infrastructure Solutions Segment
The Underground Utility and Infrastructure Solutions segment provides comprehensive infrastructure solutions, including design, engineering, new construction, upgrade and repair and maintenance services, to customers involved in the transportation, distribution, storage and processing of natural gas, oil and other products. Services include the upgrade, new construction and repair and maintenance of natural gas systems for gas utility customers, as well as pipeline protection, integrity testing, rehabilitation and replacement. Quanta also provides catalyst replacement services, high-pressure and critical-path turnaround services, instrumentation and electrical services, piping, fabrication and storage tank services to the midstream and downstream industrial energy markets. This segment also provides engineering and construction services for pipeline systems, storage systems and compressor and pump stations and the fabrication of pipeline support systems and related structures and facilities, as well as trenching, directional boring and mechanized welding services related to the services described above and in connection with our electric power infrastructure services. To a lesser extent, this segment includes construction services for the offshore energy market and services in connection with the design, installation and maintenance of fueling systems and water and sewer infrastructure.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation
The condensed consolidated financial statements of Quanta include the accounts of Quanta Services, Inc. and its wholly-owned subsidiaries, which are also referred to as its operating units. The condensed consolidated financial statements also include the accounts of certain of Quanta’s investments in joint ventures, which are either consolidated or proportionately consolidated. Investments in affiliated entities in which Quanta does not have a controlling financial interest, but over which Quanta has significant influence, usually because Quanta holds a voting interest of between 20% and 50% in the affiliated

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
entity, are accounted for using the equity method. Unless the context requires otherwise, references to Quanta include Quanta Services, Inc. and its consolidated subsidiaries.
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
Quanta recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta and its consolidated subsidiaries, which contain additional information about Quanta’s policies and are included in Quanta’s 2020 Annual Report.
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
Revenue Recognition
Quanta’s services may be provided pursuant to master service agreements (MSAs), repair and maintenance contracts and fixed price and non-fixed price construction contracts. These contracts are classified into three categories based on the methods by which transaction prices are determined and revenue is recognized: unit-price contracts, cost-plus contracts and fixed price contracts. Transaction prices for unit-price contracts are determined on a per unit basis, transaction prices for cost-plus contracts are determined by applying a profit margin to costs incurred on the contracts and transaction prices for fixed price contracts are determined on a lump-sum basis.
Performance Obligations
At June 30, 2021 and December 31, 2020, the aggregate transaction price allocated to unsatisfied or partially satisfied performance obligations was approximately $4.43 billion and $3.99 billion, of which 76.9% and 71.2% were expected to be recognized in the subsequent twelve months. These amounts represent management’s estimates of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work had not yet begun as of such dates. For purposes of calculating remaining performance obligations, Quanta includes all estimated revenues attributable to consolidated joint ventures and variable interest entities, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under MSAs and non-fixed price contracts expected to be completed within one year.
Contract Estimates
Actual revenues and project costs can vary, sometimes substantially, from previous estimates due to changes in a variety

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
of factors, including unforeseen or changed circumstances not included in Quanta’s cost estimates or covered by its contracts. Some of the factors that can result in positive changes in estimates on projects include successful execution through project risks, reduction of estimated project costs or increases of estimated revenues. Some of the factors that can result in negative changes in estimates include concealed or unknown site conditions; changes to or disputes with customers regarding the scope of services; changes in estimates related to the length of time to complete a performance obligation; changes or delays with respect to permitting and regulatory requirements; changes in the cost or availability of equipment, commodities, materials or skilled labor; unanticipated costs or claims due to delays or failure to perform by customers or third parties; customer failure to provide required materials or equipment; errors in engineering, specifications or designs; project modifications; adverse weather conditions, natural disasters, and other emergencies (including the ongoing COVID-19 pandemic); and performance and quality issues causing delay (including payment of liquidated damages) or requiring rework or replacement. Any changes in estimates may result in changes to profitability or losses associated with the related performance obligations.
Changes in estimated revenues, costs and profit are recognized on a cumulative catch-up basis and recorded in the period they are determined to be probable and can be reasonably estimated. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations that were satisfied or partially satisfied in prior periods or the reversal of previously recognized revenue if the currently estimated revenue is less than the previous estimate. The impact of a change in contract estimate is measured as the difference between the revenue or gross profit recognized in the prior period as compared to the revenue or gross profit which would have been recognized had the revised estimate been used as the basis of recognition in the prior period. Changes in estimates can also result in contract losses, which are recognized in full when they are determined to be probable and can be reasonably estimated.
Operating results for the three months ended June 30, 2021 were favorably impacted by 12.8% of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress at March 31, 2021. The net favorable impact resulted from net positive changes in estimates across a large number of projects, primarily as a result of favorable performance and successful mitigation of risks and contingencies as the projects progressed to completion.
Operating results for the six months ended June 30, 2021 were favorably impacted by 10.8% of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2020. The net favorable impact resulted from net positive changes in estimates across a large number of projects, primarily as a result of favorable performance and successful mitigation of risks and contingencies as the projects progressed to completion. Partially offsetting the net favorable impact to gross profit for the six months ended June 30, 2021 was a negative change in estimate of $14.8 million in the three months ended March 31, 2021 associated with a communications project in the United States that arose from challenges with subcontractor performance and site conditions. This project had a total contract value of $109.4 million and was approximately 51% complete as of June 30, 2021.
Operating results for the three and six months ended June 30, 2020 were impacted by less than 5% of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress at the beginning of such periods. Operating results for the six months ended June 30, 2020 included a negative change in contract estimate of $14.1 million related to delays associated with subcontractor performance and severe weather impacts on a larger pipeline transmission project in Canada, which had a contract value of $115.6 million and was complete as of June 30, 2021. This negative impact was more than offset by other positive changes in estimates on other projects.
Changes in cost estimates on certain contracts may also result in the issuance of change orders, which can be approved or unapproved by the customer, or the assertion of contract claims. As of June 30, 2021 and December 31, 2020, Quanta had recognized revenues of $181.4 million and $141.2 million related to change orders and claims included as contract price adjustments that were in the process of being negotiated in the normal course of business. The largest component of the revenues recognized is associated with change orders and claims arising from delays on an electric transmission project in Canada, the most significant of which occurred in the first quarter of 2021 due to governmental requirements related to the COVID-19 pandemic. Compliance with on-site protocols caused challenging scheduling and site conditions, which resulted in delays and negatively impacted productivity. Quanta believes that the contract for this project entitles it to recover certain amounts associated with these delays. The aggregate amounts related to change orders and claims, which are included in “Contract assets” in the accompanying condensed consolidated balance sheets, represent management’s estimates of additional contract revenues that have been earned and are probable of collection. However, Quanta’s estimates could change, and the amount ultimately realized could be significantly higher or lower than the estimated amount.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Revenues by Category
The following tables present Quanta’s revenue disaggregated by geographic location, as determined by the job location, and contract type (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
By primary geographic location:
United States	$2,570,798	85.7%	$2,207,876	88.1%	$4,776,914	83.7%	$4,475,962	85.0%
Canada	327,159	10.9%	212,820	8.5%	741,005	13.0%	597,045	11.3%
Australia	62,808	2.1%	56,077	2.2%	117,915	2.1%	107,127	2.0%
Others	39,051	1.3%	29,458	1.2%	67,563	1.2%	90,192	1.7%
Total revenues	$2,999,816	100.0%	$2,506,231	100.0%	$5,703,397	100.0%	$5,270,326	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
By contract type:
Unit-price contracts	$1,217,724	40.6%	$918,416	36.6%	$2,194,286	38.5%	$1,893,067	36.0%
Cost-plus contracts	759,485	25.3%	567,928	22.7%	1,422,257	24.9%	1,256,012	23.8%
Fixed price contracts	1,022,607	34.1%	1,019,887	40.7%	2,086,854	36.6%	2,121,247	40.2%
Total revenues	$2,999,816	100.0%	$2,506,231	100.0%	$5,703,397	100.0%	$5,270,326	100.0%
Under unit-price contracts with more than an insignificant amount of partially completed units and fixed price contracts, revenue is recognized as performance obligations are satisfied over time, with the percentage completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 43.9% and 48.4% of Quanta’s revenues recognized during the three months ended June 30, 2021 and 2020 were associated with this revenue recognition method, and 43.9% and 48.2% of Quanta’s revenues recognized during the six months ended June 30, 2021 and 2020 were associated with this revenue recognition method.
Contract Assets and Liabilities
Contract assets and liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Contract assets	$669,313	$453,832
Contract liabilities	$503,219	$528,864
Contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end and variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings. The increase in contract assets from December 31, 2020 to June 30, 2021 was primarily due to increased working capital requirements related to the ramp up of two larger electric transmission projects in Canada and the timing of the billings.
Revenues were positively impacted by $105.0 million during the six months ended June 30, 2021 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2020. During the six months ended June 30, 2021, Quanta recognized revenue of approximately $332.6 million related to contract liabilities outstanding at December 31, 2020.
Current and Long-Term Accounts Receivable and Allowance for Credit Losses
Quanta’s historical loss ratio and its determination of risk pools, which are used to calculate expected credit losses, may be adjusted for changes in customer credit concentrations within its portfolio of financial assets, customers’ ability to pay, and other considerations, such as economic and market changes, changes to the regulatory or technological environments affecting customers and the consistency between current and forecasted economic conditions and historical economic conditions used to derive historical loss ratios. At the end of each quarter, management reassesses these and other relevant factors, including any potential effects from the currently challenged energy market and the ongoing COVID-19 pandemic.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Quanta considers accounts receivable delinquent after 30 days but does not generally consider such amounts delinquent in its credit loss analysis unless the accounts receivable are at least 90 days past due. In addition to monitoring delinquent accounts, management monitors the credit quality of its receivables by, among other things, obtaining credit ratings of significant customers, assessing economic and market conditions and evaluating material changes to a customer’s business, cash flows and financial condition. Should anticipated recoveries relating to receivables fail to materialize, including anticipated recoveries relating to bankruptcies or other workout situations, Quanta could experience reduced cash flows and losses in excess of current allowances provided. For example, in July 2021 Limetree Bay Refining, LLC (Limetree Refining), a customer within Quanta’s Underground Utility and Infrastructure Solutions segment, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, as amended, after experiencing operational and financial difficulties and shutting down operations at its refinery. As of the bankruptcy filing date, Quanta had $30.0 million of billed and unbilled receivables for services performed and other costs. Quanta also had $1.5 million of billed and unbilled receivables outstanding from Limetree Bay Terminals, LLC (Limetree Terminals), an affiliate of Limetree Refining that has not filed for bankruptcy. During the three months ended June 30, 2021, Quanta recorded a provision for credit loss of $23.6 million with respect to these receivables based on the current estimated amount of expected loss. Given the uncertainties associated with the bankruptcy proceeding and the financial condition of the customers, the amount of receivables ultimately collected and the ultimate amount of credit loss recognized depends on a number of factors that are subject to change. As such, an additional allowance for credit loss may be recorded in the future, including with respect to the remaining $7.9 million of receivables owed by the customers. See Concentrations of Credit Risk in Note 10 for further discussion of the credit quality of certain other outstanding receivables due from customers that have experienced financial difficulties.
Activity in Quanta’s allowance for credit losses consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Balance at beginning of period	$16,449	$14,446	$16,546	$9,398
Cumulative effect of adoption of new credit loss standard	—	—	—	5,067
Provision for credit losses	23,877	1,071	23,920	1,344
Direct write-offs charged against the allowance	(613)	(569)	(753)	(861)
Balance at end of period	$39,713	$14,948	$39,713	$14,948
Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on Quanta’s experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months of June 30, 2021. Retainage balances with expected settlement dates within twelve months of June 30, 2021 and December 31, 2020 were $283.0 million and $306.3 million, which are included in “Accounts receivable.” Retainage balances with expected settlement dates beyond twelve months of June 30, 2021 and December 31, 2020 were $119.2 million and $88.2 million and are included in “Other assets, net,”.
Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date or when amounts arise from routine lags in billing (for example, work completed during one month but not billed until the next month). These balances do not include revenues recognized for work performed under fixed-price contracts, as these amounts are recorded as “Contract assets.” At June 30, 2021 and December 31, 2020, unbilled receivables included in “Accounts receivable” were $643.0 million and $472.3 million. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $42.6 million and $53.6 million at June 30, 2021 and December 31, 2020.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Cash and Cash Equivalents
Amounts related to Quanta’s cash and cash equivalents based on geographic location of the bank accounts were as follows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents held in domestic bank accounts	$176,905	$156,122
Cash and cash equivalents held in foreign bank accounts	35,568	28,498
Total cash and cash equivalents	$212,473	$184,620
At June 30, 2021 and December 31, 2020, cash equivalents were $140.0 million and $98.0 million and consisted primarily of money market investments and money market mutual funds and are discussed further in the Fair Value Measurements section within this Note 2.
Cash and cash equivalents held by joint ventures, which are either consolidated or proportionately consolidated, are available to support joint venture operations, but Quanta cannot utilize those assets to support its other operations. Quanta generally has no right to cash and cash equivalents held by a joint venture other than participating in distributions, to the extent made, and in the event of dissolution. Cash and cash equivalents held by Quanta’s wholly-owned captive insurance company are generally not available for use in support of its other operations. Amounts related to cash and cash equivalents held by joint ventures and the captive insurance company, which are included in Quanta’s total cash and cash equivalents balances, were as follows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents held by domestic joint ventures	$13,871	$7,714
Cash and cash equivalents held by foreign joint ventures	4,873	3,973
Total cash and cash equivalents held by joint ventures	18,744	11,687
Cash and cash equivalents held by captive insurance company	132,024	85,014
Cash and cash equivalents not held by joint ventures or captive insurance company	61,705	87,919
Total cash and cash equivalents	$212,473	$184,620
Goodwill and Other Intangible Assets
Goodwill, net of accumulated impairment losses, represents the excess of cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses and is stated at cost. Quanta has determined that its individual operating units represent its reporting units for the purpose of assessing goodwill impairment. Goodwill is not amortized but is tested for impairment annually in the fourth quarter of the fiscal year, or more frequently if events or circumstances arise which indicate that goodwill may be impaired. Qualitative indicators that may trigger the need for annual or interim quantitative impairment testing include, among other things, deterioration in macroeconomic conditions; declining financial performance; deterioration in the operational environment; an expectation of selling or disposing of a portion of a reporting unit; a significant change in market, management, business strategy or business climate; a loss of a significant customer; increased competition; a sustained decrease in share price; or a decrease in Quanta’s market capitalization below book value. Quanta did not identify any triggering events in the first or second quarters of 2021, and did not recognize any goodwill impairments for the three and six months ended June 30, 2021.
Quanta’s intangible assets include customer relationships; backlog; trade names; non-compete agreements; patented rights, developed technology and process certifications; and curriculum, all of which are subject to amortization, as well as an engineering license, which is not subject to amortization. As a result of the broader challenges in the energy market, the effect of which continues to be exacerbated by the COVID-19 pandemic, Quanta assessed the expected negative impact related to its intangible assets, particularly intangible assets associated with reporting units within the Underground Utility and Infrastructure Solutions Division. Quanta concluded that such impact is not likely to result in intangible asset impairments, and therefore no intangible asset impairments were recognized during the three and six months ended June 30, 2021.
In connection with its annual goodwill assessment in 2020, Quanta also considered the sensitivity of its fair value estimates to changes in certain valuation assumptions, including with respect to reporting units within Quanta’s Underground Utility and Infrastructure Solutions Division that have recently been negatively impacted by energy market challenges. The potential future impact of these challenges is uncertain and depends on numerous factors and could continue or increase in future periods. In particular, two Canadian pipeline-related businesses and a United States material handling services business

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
were identified in the annual goodwill assessment to have an increased risk of goodwill impairment in the near and medium term due to the currently challenged energy market. After taking into account a 10% decrease in fair value, these reporting units would have had fair values below their carrying amounts as of December 31, 2020. The aggregate goodwill and intangible asset balances for these three businesses totaled $101.9 million and $17.5 million as of June 30, 2021. In addition, a specialized industrial services business located in the United States experienced lower demand for certain services during the year ended December 31, 2020, which has continued in 2021, as customers reduced and deferred regularly scheduled maintenance due to lack of demand for refined products, particularly certain transportation-related fuels, as a result of the COVID-19 pandemic. After taking into account a 10% decrease in fair value, the reporting unit would have had a fair value in excess of its carrying amount as of December 31, 2020; however, uncertainty as to the timing and extent of recovery of demand for refined products has increased the risk of goodwill impairment for this reporting unit. The goodwill and intangible asset balances for this business were $303.2 million and $46.7 million as of June 30, 2021. Quanta will continue to monitor the goodwill associated with these reporting units, and should they suffer additional declines in actual or forecasted financial results, the risk of goodwill impairment would increase.
Investments in Affiliates and Other Entities
Investments in entities of which Quanta is not the primary beneficiary, but over which Quanta has the ability to exercise significant influence, are accounted for using the equity method of accounting. Equity method investments are carried at original cost adjusted for Quanta’s proportionate share of the investees’ income, losses and distributions. The carrying values for Quanta’s unconsolidated equity method investments were $60.4 million and $44.9 million at June 30, 2021 and December 31, 2020 and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets. Quanta’s share of net income or losses of these investments is included within operating income in the accompanying condensed consolidated statements of operations when the investee is operationally integral to the operations of Quanta and is reported as “Equity in earnings (losses) of integral unconsolidated affiliates.” Quanta’s share of net income or losses of unconsolidated equity method investments that are not operationally integral to the operations of Quanta are included in “Other income (expense), net” below operating income in the accompanying condensed consolidated statements of operations. As of June 30, 2021, Quanta had receivables of $11.6 million and payables of $4.3 million from its unconsolidated affiliates.
During the three and six months ended June 30, 2020, Quanta recognized impairment losses of $5.5 million and $8.7 million related to a non-integral equity method investment, which were primarily due to the decline in commodity prices and production volumes during 2020. These impairment losses are included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2020.
Investments in entities of which Quanta is not the primary beneficiary, and over which Quanta does not have the ability to exercise significant influence are accounted for using the cost method of accounting. Additionally, certain investments provide for significant influence over the investee, but also include preferential liquidation rights, which precludes accounting for the investments under the equity method. These cost method investments are required to be measured at fair value, with changes in fair value recognized in net income unless the investments do not have readily determinable fair values, in which case the investments are measured at cost minus impairment (if any), plus or minus observable price changes in orderly transactions for an identical or similar investment in the same company. Earnings on investments accounted for using the cost method of accounting are recognized as dividends are declared. These earnings and any impairments of cost method investments are reported in “Other income (expense), net” in the accompanying condensed consolidated statements of operations.
The carrying values for investments accounted for using the cost method of accounting were $129.3 million and $39.5 million at June 30, 2021 and December 31, 2020, and these amounts are included in “Other assets, net” in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2021, Quanta acquired a minority interest in a broadband technology provider for $90.0 million. This investment includes preferential liquidation rights and is accounted for using the cost method of accounting. During the three months ended March 31, 2021, Quanta also purchased, through its wholly-owned captive insurance company, certain real property, including associated buildings and facilities, that is expected to be developed for its future corporate headquarters. A portion of this property is currently leased to third-party lessees and is expected to continue to be leased to third-party lessees in the future. As a result, an investment in real estate of $23.5 million was recognized at cost for the third-party leased portion of the property and is included in “Other assets, net” in the accompanying condensed consolidated balance sheet at June 30, 2021. Quanta also recognized $9.3 million of cumulative impairments during the three months ended June 30, 2020 to an investment in a water and gas infrastructure contractor. Quanta did not exercise its option to acquire the remaining interest in this business at an agreed price based on a multiple of the company’s earnings during a designated performance period.
See Note 10 for additional information related to investments.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Puerto Rico Joint Venture
During the three months ended June 30, 2020, a joint venture in which Quanta owns a 50% interest, LUMA Energy, LLC (LUMA), was selected for a 15-year operation and maintenance agreement to operate, maintain and modernize the approximately 18,000-mile electric transmission and distribution system in Puerto Rico. In June 2021, LUMA completed the steps necessary to transition operation and maintenance of the system from the owner to LUMA. The parties subsequently entered into an interim services agreement until the owner emerges from its Title III debt restructuring process, upon which the 15-year operation and maintenance period is scheduled to begin. During the interim services period, LUMA receives a fixed annual management fee, payable in monthly installments, and is reimbursed for costs and expenses. During the 15-year operation and maintenance period, LUMA will continue to be reimbursed for costs and expenses and receive a fixed annual management fee, but will also have the opportunity to receive additional annual performance-based incentive fees. LUMA has not assumed and will not assume ownership of any electric transmission and distribution system assets or be responsible for operation of the power generation assets. Quanta’s ownership interest and participation in LUMA is accounted for as an equity method investment due to Quanta’s equal ownership and management of LUMA with its joint venture partner. LUMA is operationally integral to the operations of Quanta, and therefore Quanta’s share of LUMA’s net income or losses is reported within operating income in “Equity in earnings (losses) of integral unconsolidated affiliates.” Included within the equity method investments described above are Quanta’s equity interest in LUMA of $25.0 million and $10.9 million at June 30, 2021 and December 31, 2020.
Accounts payable and accrued expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accounts payable, trade	$879,578	$798,023
Accrued compensation and related expenses	400,033	378,002
Other accrued expenses	255,723	333,769
Accounts payable and accrued expenses	$1,535,334	$1,509,794
Income Taxes
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
As of June 30, 2021, the total amount of unrecognized tax benefits relating to uncertain tax positions was $39.1 million, an increase of $5.9 million from December 31, 2020. The increase resulted primarily from a $3.5 million increase in reserves for uncertain tax positions expected to be taken in 2021 and a $2.4 million increase related to prior year positions. Quanta and certain subsidiaries remain under examination by various U.S. state and foreign tax authorities for multiple periods. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $13.3 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.
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
Goodwill and Other Intangible Assets
Quanta has recorded goodwill and identifiable intangible assets in connection with certain of its historical business acquisitions. Quanta utilizes the fair value premise as the primary basis for its impairment valuation procedures. The Goodwill and Other Intangible Assets sections in Note 2 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of the 2020 Annual Report provide information regarding valuation methods, including the income approach, market approach and cost approach, and assumptions used to determine the fair value of these

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
assets based on the appropriateness of each method in relation to the type of asset being valued. Quanta believes that the valuation methods it employs appropriately represent the methods that would be used by other market participants in determining fair value, and periodically engages the services of an independent valuation firm when a new business is acquired to assist management with the valuation process, including assistance with the selection of appropriate valuation methodologies and the development of market-based valuation assumptions. The level of inputs used for these fair value measurements is the lowest level (Level 3).
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
Financial Instruments
The carrying amounts of cash equivalents, accounts receivable, contract assets, accounts payable, accrued expenses and contract liabilities approximate fair value due to the short-term nature of these instruments. All of Quanta’s cash equivalents were categorized as Level 1 assets at June 30, 2021 and December 31, 2020, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.
Long-term Debt
The carrying amount of variable rate debt, which includes borrowings under Quanta’s senior credit facility, approximates fair value. The fair value of Quanta’s 2.900% Senior Notes due October 1, 2030 was $1.04 billion at June 30, 2021. The fair value of the senior notes is based on the quoted market prices for the same issue and are categorized as Level 1 liabilities. See Note 6 for additional information regarding Quanta’s senior credit facility and the senior notes.

3. NEW ACCOUNTING PRONOUNCEMENTS:
Adoption of New Accounting Pronouncements
In December 2019, the FASB issued an update that, among other things, amends the guidance related to accounting for tax law changes when an entity has a year-to-date loss in an interim period and provides guidance on how to evaluate whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction. This update is effective for interim and annual periods beginning after December 15, 2020, with certain amendments applied prospectively and other amendments applied on a modified retrospective basis. Quanta adopted this update effective January 1, 2021, and it did not have a material impact on Quanta’s condensed consolidated financial statements at the date of adoption.
In January 2020, the FASB issued an update that clarified the applicable guidance for measurement of the fair value of equity and cost method investments when there is a change in the level of ownership or degree of influence. Quanta adopted this update effective January 1, 2021 and will prospectively apply this update.

4. ACQUISITIONS:
During the six months ended June 30, 2021, Quanta acquired a business located in the United States that designs, develops and holds a certification for the manufacture of personal protective breathing equipment and related monitoring devices primarily used in the refining and petrochemical industries, including in connection with catalyst services, and a

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
business located in the United States that primarily provides horizontal directional drilling services. The aggregate consideration for these acquisitions was $23.5 million paid in cash.
During the year ended December 31, 2020, Quanta acquired a contractor located in the United States that provides electric power distribution, transmission and substation maintenance and construction, directional boring and emergency restoration services; a professional engineering business located in the United States that provides infrastructure engineering and design services to electric utilities, gas utilities and communications services companies, as well as permitting and utility locating services; a business located in the United States that provides aviation services primarily for the utility industry; an electric power infrastructure business located in the United States that primarily provides underground conduit services; a business located in the United States that specializes in the deployment of short- and long-haul fiber optic cable and utilities; an industrial services business located in Canada that performs catalyst handling services, including changeover and shutdown maintenance, for customers in the refining and chemical industries; and a business located in the United States that provides heavy, civil, industrial and energy related services and specializes in the construction and maintenance of pipelines and metering stations. The aggregate consideration for these acquisitions was $359.6 million paid or payable in cash (subject to certain adjustments) and 1,334,469 shares of Quanta common stock, which had a fair value of $57.1 million as of the respective acquisition dates. Additionally, one of the acquisitions includes the potential payment of up to $6.9 million of contingent consideration, payable if the acquired business achieves certain performance objectives over a five-year post-acquisition period. Based on the estimated fair value of the contingent consideration, Quanta recorded $2.3 million of liabilities as of the acquisition date.
The results of the acquired businesses have been included in Quanta’s consolidated financial statements beginning on the respective acquisition dates, with the results of the manufacturing business, the industrial services business and the business specializing in construction and maintenance of pipelines and metering stations generally included in the Underground Utility and Infrastructure Solutions segment and the results of the remaining businesses generally included in the Electric Power Infrastructure Solutions segment.
The following table summarizes the aggregate consideration paid or payable as of June 30, 2021 for the acquisitions completed in the six months ended June 30, 2021 and the year ended December 31, 2020 and presents the allocation of these amounts to net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates, inclusive of any purchase price adjustments. These allocations require significant use of estimates and are based on information that was available to management at the time these condensed consolidated financial statements were prepared. Quanta uses a variety of information to estimate fair values, including quoted market prices, carrying amounts and valuation techniques such as discounted cash flows. When deemed appropriate, third-party appraisal firms are engaged to assist in fair value determination of fixed assets, intangible assets and certain other assets and liabilities.
Quanta is finalizing its fair value assessments for the acquired assets and assumed liabilities related to businesses acquired subsequent to June 30, 2020, and further adjustments to the purchase price allocations may occur. As of June 30, 2021, the estimated fair values of the net assets acquired were preliminary, with possible updates primarily related to tax estimates and inventory. Consideration amounts are also subject to the finalization of closing working capital adjustments. The aggregate consideration paid or payable for businesses acquired between June 30, 2020 and June 30, 2021 was allocated to acquired assets and assumed liabilities, which resulted in an allocation of $228.8 million to net tangible assets, $102.0 million to identifiable intangible assets and $85.5 million to goodwill. The following table summarizes the fair value of total consideration transferred

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
or estimated to be transferred and the fair value of assets acquired and liabilities assumed as of June 30, 2021 for acquisitions completed in the year-to-date periods shown below (in thousands).

	June 30, 2021	December 31, 2020
Consideration:
Cash paid or payable	$23,500	$359,575
Value of Quanta common stock issued	—	57,119
Contingent consideration	—	2,250
Fair value of total consideration transferred or estimated to be transferred	$23,500	$418,944

Accounts receivable	$1,111	$74,492
Contract assets	—	8,919
Other current assets	5,740	53,302
Property and equipment	1,552	143,276
Other assets	—	14
Identifiable intangible assets	9,746	96,827
Contract liabilities	—	(3,750)
Other current liabilities	(4,841)	(35,112)
Deferred tax liabilities, net	(1,975)	(3,185)
Total identifiable net assets	11,333	334,783
Goodwill	12,167	84,161
Fair value of net assets acquired	$23,500	$418,944
Goodwill represents the amount by which the purchase price for an acquired business exceeds the net fair value of the assets acquired and liabilities assumed.
The acquisitions completed in the six months ended June 30, 2021 and the year ended December 31, 2020 strategically expanded Quanta’s domestic and international underground utility and infrastructure solutions and domestic electric power infrastructure solutions, which Quanta believes contributes to the recognition of goodwill. Approximately $1.8 million and $72.5 million of goodwill is expected to be deductible for income tax purposes related to acquisitions completed in the six months ended June 30, 2021 and the year ended December 31, 2020.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Quanta’s intangible assets include customer relationships; backlog; trade names; non-compete agreements; patented rights, developed technology, and process certifications; and curriculum, all of which are subject to amortization, as well as an engineering license, which is not subject to amortization. The following table summarizes the estimated fair values of identifiable intangible assets for the acquisitions completed in the six months ended June 30, 2021 as of the acquisition date and the related weighted average amortization periods by type (in thousands, except for weighted average amortization periods, which are in years).

	Estimated Fair Value	Weighted Average Amortization Period in Years
Customer relationships	$218	3.0
Trade names	50	2.0
Non-compete agreements	450	5.0
Patented rights, developed technology, and process certifications	9,028	3.5
Total intangible assets subject to amortization	$9,746	3.6
The significant estimates used by management in determining the fair value of customer relationship intangible assets include future revenues, discount rates and customer attrition rates. The following table includes the discount rates and customer attrition rates used to determine the fair value of customer relationship intangible assets for businesses acquired during the six months ended June 30, 2021 and the year ended December 31, 2020 as of the respective acquisition dates:

	2021	2020
	Rates	Range	Weighted Average
Discount rates	22%	19% to 25%	20%
Customer attrition rates	25%	10% to 43%	13%
The following unaudited supplemental pro forma results of operations for Quanta, which incorporate the acquisitions completed in the three and six months ended June 30, 2021 and 2020, have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$3,000,377	$2,580,496	$5,705,185	$5,421,711
Gross profit	$449,073	$374,134	$823,767	$726,406
Selling, general and administrative expenses	$(271,073)	$(238,802)	$(515,784)	$(480,854)
Amortization of intangible assets	$(21,952)	$(22,398)	$(43,988)	$(45,083)
Net income	$118,703	$76,355	$209,758	$119,136
Net income attributable to common stock	$116,765	$75,506	$206,262	$115,470

Earnings per share attributable to common stock:
Basic	$0.83	$0.54	$1.47	$0.81
Diluted	$0.81	$0.52	$1.43	$0.79
The pro forma combined results of operations for the three and six months ended June 30, 2021 and 2020 were prepared by adjusting the historical results of Quanta to include the historical results of the acquisitions completed in 2021 as if they occurred January 1, 2020. The pro forma combined results of operations for the three and six months ended June 30, 2020 were prepared by also adjusting the historical results of Quanta to include the historical results of the acquisitions completed in 2020 as if they occurred January 1, 2019. These pro forma combined historical results were adjusted for the following: a reduction of interest expense as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
expense as a result of the cash consideration paid; an increase in amortization expense due to the incremental intangible assets recorded; elimination of inter-company sales; changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies; an increase in the number of outstanding shares of Quanta common stock; and reclassifications to conform the acquired businesses’ presentation to Quanta’s accounting policies. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs or any cost savings or other synergies that resulted or may result from the acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.
Revenues of $1.2 million and income before income taxes of $0.3 million, which included $0.2 million of acquisition-related costs, related to the acquisitions completed in 2021 are included in Quanta’s condensed consolidated results of operations for the three months ended June 30, 2021. Revenues of $1.2 million and income before income taxes of $0.1 million, which included $0.4 million of acquisition-related costs, related to the acquisitions completed in 2021 are included in Quanta’s condensed consolidated results of operations for the six months ended June 30, 2021. Revenues of $5.9 million and income before income taxes of $0.9 million, which included no acquisition-related costs, related to the acquisitions completed in 2020 are included in Quanta’s condensed consolidated results of operations for the three months ended June 30, 2020. Revenues of $7.8 million and a nominal amount of loss before income taxes, which included $0.8 million of acquisition-related costs, related to the acquisitions completed in 2020 are included in Quanta’s condensed consolidated results of operations for the six months ended June 30, 2020.
In July 2021, Quanta acquired a business located in Canada that provides front-end land services for infrastructure development projects in Canada and the United States and a communications services business located in the United States that performs data center connection services. The aggregate consideration for these acquisitions included approximately $35.0 million paid or payable in cash, subject to certain adjustments, and the issuance of 32,822 shares of common stock, which had a fair value of approximately $2.9 million at the acquisition date. Beginning on the acquisition dates, the results of the acquired businesses will generally be included in the Electric Power Infrastructure Solutions segment.

5. PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Amounts attributable to common stock:
Net income attributable to common stock	$117,033	$73,946	$206,794	$112,632

Weighted average shares outstanding:
Weighted average shares outstanding for basic earnings per share attributable to common stock	140,276	139,856	140,199	142,154
Effect of dilutive unvested non-participating stock-based awards	4,331	3,665	4,324	3,059
Weighted average shares outstanding for diluted earnings per share attributable to common stock	144,607	143,521	144,523	145,213
Basic and diluted earnings per share attributable to common stock are computed using the weighted average number of shares of common stock outstanding during the applicable period. Unvested stock-based awards that contain non-forfeitable rights to dividends or dividend equivalents (participating securities) have been included in the calculation of basic and diluted earnings per share attributable to common stock for the portion of the periods that the awards were outstanding. Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock included 0.6 million and 1.5 million weighted average participating securities for the three months ended June 30, 2021 and 2020 and 0.8 million and 1.9 million weighted average participating securities for the six months ended June 30, 2021 and 2020.
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

6. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
2.900% Senior Notes due 2030	$1,000,000	$1,000,000
Borrowings under senior credit facility	323,281	148,508
Other long-term debt	51,254	46,981
Finance leases	2,412	2,228
Unamortized discount and debt issuance costs related to senior notes	(12,229)	(12,892)
Total long-term debt obligations	1,364,718	1,184,825
Less — Current maturities of long-term debt	11,176	10,531
Total long-term debt obligations, net of current maturities	$1,353,542	$1,174,294
Quanta’s current maturities of long-term debt and short-term debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Short-term debt	$—	$4,233
Current maturities of long-term debt	11,176	10,531
Current maturities of long-term debt and short-term debt	$11,176	$14,764
2.900% Senior Notes
In September 2020, Quanta issued $1.00 billion aggregate principal amount of the senior notes and received proceeds of $986.7 million from the offering, net of the original issue discount, underwriting discounts and debt issuance costs. Interest on our 2.900% senior notes due October 2030 in the amount of $14.5 million is payable semi-annually in arrears on April 1 and October 1 of each year. The maturity date for the senior notes is October 1, 2030.
Senior Credit Facility
Quanta is a party to a credit agreement with various lenders that provides for $2.51 billion of aggregate revolving commitments and has a maturity date of September 22, 2025. Additionally, subject to the conditions specified in the credit agreement, Quanta has the option to increase the capacity of the credit facility.
As of June 30, 2021, Quanta had $323.3 million of outstanding revolving loans under its senior credit facility. Of the total outstanding borrowings, $171.0 million were denominated in Canadian dollars, $121.5 million were denominated in U.S. dollars and $30.8 million were denominated in Australian dollars. As of June 30, 2021, Quanta also had $301.6 million of letters of credit issued under the senior credit facility, of which $91.0 million were denominated in currencies other than the U.S. dollar, primarily Canadian dollars. As of June 30, 2021, subject to the applicable sublimits, the remaining $1.89 billion of available commitments under the senior credit facility was available for loans or issuing new letters of credit in U.S. dollars and certain alternative currencies.
Borrowings under the senior credit facility and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Maximum amount outstanding	$576,993	$1,742,995	$576,993	$2,023,326
Average daily amount outstanding	$449,132	$1,481,378	$332,409	$1,465,994
Weighted-average interest rate	1.90%	1.65%	1.99%	2.37%
As of June 30, 2021, Quanta was in compliance with all of the financial covenants under the credit agreement governing the senior credit facility.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. LEASES:
Quanta primarily leases land, buildings, vehicles, construction equipment and office equipment. The components of lease costs in the accompanying condensed consolidated statements of operations are as follows (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease cost	Classification	2021	2020	2021	2020
Finance lease cost:
Amortization of lease assets	Depreciation (1)	$230	$260	$474	$462
Interest on lease liabilities	Interest expense	23	17	50	34
Operating lease cost	Cost of services and Selling, general and administrative expenses	26,947	29,975	54,723	59,712
Short-term and variable lease cost (2)	Cost of services and Selling, general and administrative expenses	160,342	147,953	318,241	318,318
Total lease cost		$187,542	$178,205	$373,488	$378,526
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
Quanta has entered into arrangements with certain related parties to lease certain real property and facilities. Typically, the parties are employees of Quanta who are also the former owners of businesses acquired by Quanta, and the real properties and facilities continue to be utilized by Quanta subsequent to the acquisitions. Quanta utilizes third party market valuations to evaluate rental rates for these properties and facilities, and the lease agreements generally have remaining lease terms of up to 10 years, subject to renewal options. Related party lease expense was $3.2 million and $4.3 million for the three months ended June 30, 2021 and 2020 and $8.0 million and $8.7 million for the six months ended June 30, 2021 and 2020.
Future minimum lease payments for operating and finance leases were as follows (in thousands):

	As of June 30, 2021
	Operating Leases	Finance Leases	Total
Remainder of 2021	$48,043	$585	$48,628
2022	76,476	842	77,318
2023	55,090	618	55,708
2024	34,195	386	34,581
2025	22,640	102	22,742
Thereafter	32,987	—	32,987
Total future minimum operating and finance lease payments	$269,431	$2,533	$271,964
Less imputed interest	(21,747)	(121)	(21,868)
Total lease liabilities	$247,684	$2,412	$250,096
Future minimum lease payments for short-term leases, which are not recorded in the condensed consolidated balance sheets due to Quanta’s accounting policy election, were $21.7 million as of June 30, 2021. Month-to-month rental expense associated primarily with certain equipment rentals is excluded from these amounts because Quanta is unable to accurately predict future rental amounts.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The weighted average remaining lease terms and discount rates were as follows:

As of June 30, 2021
Weighted average remaining lease term (in years):
Operating leases	4.16
Finance leases	2.96
Weighted average discount rate:
Operating leases	4.1%
Finance leases	3.9%
Quanta has also guaranteed the residual value under certain of its equipment operating leases, agreeing to pay any difference between this residual value and the fair market value of the underlying asset at the date of lease termination. As of June 30, 2021, the maximum guaranteed residual value of this equipment was $889.5 million. While Quanta believes that no significant payments will be made as a result of these residual value guarantees, there can be no assurance that significant payments will not be required in the future.
As of June 30, 2021, Quanta had additional operating lease obligations of $5.7 million for leases that had not yet commenced but that are expected to commence in the third and fourth quarters of 2021 and have lease terms of one to seven years.

8. EQUITY:
Stock repurchases
Quanta repurchased the following shares of common stock in the open market under the stock repurchase programs (in thousands):

Quarter ended:	Shares	Amount
June 30, 2021	314	$29,450
March 31, 2021	222	$17,710
December 31, 2020	720	$49,949
September 30, 2020	—	$—
June 30, 2020	—	$—
March 31, 2020	5,960	$200,000
As of June 30, 2021, Quanta is authorized to repurchase up to an additional $489.6 million in shares of common stock through June 30, 2023 under its existing stock repurchase program. Quanta’s policy is to record a stock repurchase as of the trade date; however, the payment of cash related to the repurchase is made on the settlement date of the trade. During the three months ended June 30, 2021 and 2020, cash payments related to stock repurchases were $29.4 million and none, and during the six months ended June 30, 2021 and 2020, cash payments related to stock repurchases were $48.9 million and $200.0 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Dividends
Quanta declared the following cash dividends and cash dividend equivalents during 2020 and the first six months of 2021 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
May 27, 2021	July 1, 2021	July 15, 2021	$0.06	$8,650
March 25, 2021	April 6, 2021	April 15, 2021	$0.06	$8,429
December 11, 2020	January 4, 2021	January 15, 2021	$0.06	$8,933
August 26, 2020	October 1, 2020	October 15, 2020	$0.05	$7,244
May 28, 2020	July 1, 2020	July 15, 2020	$0.05	$7,182
March 26, 2020	April 6, 2020	April 15, 2020	$0.05	$7,184

9. STOCK-BASED COMPENSATION:
Quanta has stock-based compensation awards outstanding under two equity incentive plans, the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan and the Quanta Services, Inc. 2019 Omnibus Equity Incentive Plan. For descriptions and further information regarding these plans, refer to Note 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of the 2020 Annual Report.
RSUs to be Settled in Common Stock
A summary of the activity for RSUs to be settled in common stock for the six months ended June 30, 2021 and 2020 is set forth below (shares in thousands):

	2021		2020
	RSUs	Weighted Average Grant Date Fair Value (Per share)	RSUs	Weighted Average Grant Date Fair Value (Per share)
Unvested at January 1	3,869	$37.57	3,265	$35.34
Granted	929	$82.57	1,890	$39.03
Vested	(1,375)	$36.85	(1,168)	$35.79
Forfeited	(85)	$44.60	(79)	$36.02
Unvested at period ended June 30	3,338	$50.26	3,908	$36.98
The grant date fair value for RSUs to be settled in common stock is based on the closing price of Quanta’s common stock on the date of grant. The approximate fair values of RSUs settled in common stock during the six months ended June 30, 2021 and 2020 were $115.1 million and $45.9 million.
During the six months ended June 30, 2021 and 2020, Quanta recognized $31.6 million and $26.2 million of non-cash stock-based compensation expense related to RSUs to be settled in common stock. Such expense is recorded in “Selling, general and administrative expenses.” As of June 30, 2021, there was $116.0 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.39 years.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
PSUs to be Settled in Common Stock
A summary of the activity for PSUs to be settled in common stock for the six months ended June 30, 2021 and 2020 is set forth below (shares in thousands):

	2021		2020
	PSUs	Weighted Average Grant Date Fair Value (Per share)	PSUs	Weighted Average Grant Date Fair Value (Per share)
Unvested at January 1	1,047	$37.65	848	$33.20
Granted	174	$90.44	436	$34.56
Vested	(268)	$38.28	(238)	$17.48
Forfeited	(11)	$36.90	—	N/A
Unvested at June 30	942	$47.27	1,046	$37.34
The grant date fair value for PSUs is determined as follows: (i) for the portion of the awards based on company financial and operational performance metrics, by utilizing the closing price of Quanta’s common stock on the date of grant and (ii) for the portion of the awards based on total shareholder return, by utilizing a Monte Carlo simulation valuation methodology. The Monte Carlo simulation valuation methodology applied the following key inputs:

	2021	2020
Valuation date price based on March 25, 2021 and March 26, 2020 closing stock prices of Quanta common stock	$83.48	$31.49
Expected volatility	36%	34%
Risk-free interest rate	0.26%	0.35%
Term in years	2.77	2.76
During the six months ended June 30, 2021 and 2020, Quanta recognized $11.0 million and $10.7 million in compensation expense associated with PSUs. Such expense is recorded in “Selling, general and administrative expenses.” During both the six months ended June 30, 2021 and 2020, 0.5 million shares of common stock were earned and either issued or deferred for future issuance in connection with PSUs.
RSUs to be Settled in Cash
Compensation expense related to RSUs to be settled in cash was $8.4 million and $2.7 million for the six months ended June 30, 2021 and 2020. Such expense is recorded in “Selling, general and administrative expenses.” RSUs that are anticipated to be settled in cash are not included in the calculation of weighted average shares outstanding for earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $7.9 million and $3.5 million to settle liabilities related to cash-settled RSUs in the six months ended June 30, 2021 and 2020. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $7.6 million and $8.7 million at June 30, 2021 and December 31, 2020.

10. COMMITMENTS AND CONTINGENCIES:
Investments in Affiliates and Other Entities
As described in Note 2, Quanta holds investments in various entities, including joint venture entities that provide infrastructure-related services under specific customer contracts and partially owned entities that own, operate and/or maintain certain infrastructure assets. Losses incurred by these entities are generally shared ratably based on the percentage ownership of the participants in these structures. However, in Quanta’s joint venture structures that provide infrastructure-related services, each participant is typically jointly and severally liable for all of the obligations of the joint venture entity pursuant to the contract with the customer, as a general partner or through a parent guarantee, and therefore Quanta can be liable for full performance of the contract with the customer. In circumstances where Quanta’s participation in a joint venture qualifies as a general partnership, the joint venture partners are jointly and severally liable for all obligations of the joint venture, including obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with these joint and several liabilities. Additionally, typically each joint venture participant agrees to indemnify the other participant for any liabilities incurred in excess of what the other participant is obligated to bear under the respective joint venture agreement or in accordance with the scope of work subcontracted to each

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
participant. It is possible, however, that Quanta could be required to pay or perform obligations in excess of its share if another participant is unable or refuses to pay or perform its share of the obligations. Quanta is not aware of circumstances that would lead to future claims against it for material amounts that would not be indemnified. However, to the extent any such claims arise, they could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows.
Committed Expenditures
Quanta has capital commitments for the expansion of its equipment fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of June 30, 2021, Quanta had $72.4 million and $35.3 million of production orders with expected delivery dates in the third and fourth quarters of 2021 and in 2022. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that the majority of these orders will be assigned to third party leasing companies and made available under certain master equipment lease agreements, thereby releasing Quanta from its equipment purchase commitments.
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
During the construction phase, the project experienced numerous challenges and delays, primarily related to issues which Quanta believes were outside of the control of and not attributable to Redes, including, among others, weather-related issues, local opposition to the project, permitting delays, the inability to acquire clear title to certain required parcels of land and other delays which Quanta believes were attributable to FITEL/PRONATEL. In response to various of these challenges and delays, Redes requested and received multiple extensions to certain contractual deadlines and relief from related liquidated damages. However, in April 2019, PRONATEL provided notice to Redes claiming that Redes was in default under the contracts due to the delays and that PRONATEL would terminate the contracts if the alleged defaults were not cured. Redes responded by claiming that it was not in default, as the delays were due to events not attributable to Redes, and therefore PRONATEL was not entitled to terminate the contracts. PRONATEL subsequently terminated the contracts for alleged cause prior to completion of Redes’ scope of work, exercised the on-demand performance bonds and advance payment bonds against Redes, and indicated its intention to claim damages, including a verbal allegation of approximately $45 million of liquidated damages under the contracts. In August 2020, Redes received a formal claim from PRONATEL for liquidated damages in the amount of approximately $41 million, which represents the U.S. dollar equivalent of the amount asserted based on the June 30, 2021 exchange rate.
In May 2019, Redes filed for arbitration before the Court of International Arbitration of the International Chamber of Commerce (ICC) against PRONATEL and the MTC. In the arbitration, Redes claims that PRONATEL: breached and

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
wrongfully terminated the contracts; wrongfully executed the advance payment bonds and the performance bonds; and is not entitled to the alleged amount of liquidated damages. In addition, Redes is seeking compensation for all damages arising from PRONATEL’s actions, including but not limited to (i) repayment of the amounts collected by PRONATEL under the advance payment bonds and the performance bonds; (ii) payment of amounts owed for work completed by Redes under the contracts; (iii) lost income in connection with Redes’ future operation and maintenance of the networks; and (iv) other related costs and damages to Redes as a result of the breach and improper termination of the contracts (including construction costs caused by the delays and costs related to the transfer of the networks). The amount claimed by Redes in this arbitration is approximately $190 million. In May 2021, PRONATEL and the MTC filed their counter memorial and counterclaims in the ICC arbitration, requesting: (i) that Redes’ claims for breach of contract be rejected; (ii) a declaration that the execution of the advance payment bonds and the performance bonds was valid, and that the funds may be applied towards any debt owed by Redes; (iii) a declaration that the liquidated damages asserted by PRONATEL apply; (iv) that Redes’ claim for payment of amounts owed for work completed as a result of contractual reconciliation of balances be rejected and that any reconciliation of balances approved by the arbitration panel exclude the funds from the performance bonds; (v) that Redes’ claims for damages be rejected; (vi) a declaration that the contract terminations by PRONATEL were valid; and (vii) that Redes reimburse all funds it received from PRONATEL. In addition, PRONATEL alleges that Redes did not satisfy the contractual requirements for the transfer of the networks, which Redes disputes. In July 2021, Redes filed its statement of defense in reply to the counter memorial and counterclaims of PRONATEL and the MTC, in which it disputes all claims made by PRONATEL and the MTC and maintains the positions on its claims against PRONATEL and the MTC in the arbitration. The arbitration hearing on the merits is presently scheduled to take place in November 2021.
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
Quanta believes Redes is entitled to all amounts described in its claims above and intends to vigorously pursue those claims in the pending ICC arbitration proceeding. However, as a result of the contract terminations and the inherent uncertainty involved in arbitration proceedings and recovery of amounts owed, there can be no assurance that Redes will prevail on those claims or in defense of liquidated damages claims or any other claims asserted by PRONATEL. As a result, during the three months ended June 30, 2019, Quanta recorded a charge to earnings of $79.2 million, which included a reduction of previously recognized earnings on the project, a reserve against a portion of the project costs incurred through the project termination date, an accrual for a portion of the alleged liquidated damages, and the estimated costs to complete the project turnover and close out the project. The reduction of previously recognized earnings on the project included $14.5 million related to the correction of prior period errors associated with the determination of total estimated project costs and the resulting revenue recognized. Quanta assessed the materiality of the prior period errors and determined that the errors were immaterial individually and in the aggregate to its previously issued financial statements.
As of June 30, 2021, after taking into account the above charge, Quanta had a contract receivable of approximately $120 million related to the project, which includes the approximately $87 million PRONATEL collected through exercise of the advance payment bonds. The contract receivable from PRONATEL is included in “Other assets, net” in the accompanying condensed consolidated balance sheet as of June 30, 2021.
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
Maurepas Project Dispute
During the third quarter of 2017, Maurepas Pipeline, LLC (Maurepas) notified QPS Engineering, LLC (QPS), a subsidiary of Quanta, of its claim for liquidated damages allegedly arising from delay in mechanical completion of a project in Louisiana. Quanta disputes the claim and believes that QPS is not responsible for liquidated damages under the contract terms, and in June 2019 QPS filed suit against SemGroup Corporation (now Energy Transfer LP), the parent company of Maurepas, under the parent guarantee issued to secure payment from Maurepas on the project. QPS is seeking to recover $22 million that it believes has been wrongfully withheld, which represents the maximum liability for liquidated damages pursuant to the contract terms. In July and August 2018, QPS also received notice from Maurepas claiming certain warranty defects on the project. In July 2019, Maurepas filed suit against QPS and Quanta, pursuant to a parent guarantee, for damages related to the alleged warranty defects and for a declaratory judgment related to the liquidated damages claim, subsequently claiming approximately $59 million in damages related to a portion of the alleged warranty defects. The lawsuits relating to these claims have been consolidated and are pending in the Tulsa County District Court in Oklahoma. Quanta is continuing to evaluate the claimed warranty defects and, if they exist, the appropriate remedy. At this time, Quanta disputes the extent of the alleged defects or has not been able to substantiate them.
As of June 30, 2021, Quanta had recorded an accrual with respect to this matter based on its current estimated amount of probable loss. Based on the information currently available, including documentation received in the discovery process, Quanta estimates the range of additional reasonably possible loss in connection with this matter is between no additional loss and the amount claimed by Maurepas with respect to the alleged warranty defects and liquidated damages, less the accrued amount. Upon final resolution of this matter, any liquidated damages or warranty defect damages in excess of Quanta’s current loss accrual would be recorded as additional costs on the project.
Lorenzo Benton v. Telecom Network Specialists, Inc., et al.
In June 2006, plaintiff Lorenzo Benton filed a class action complaint in the Superior Court of California, County of Los Angeles, alleging various wage and hour violations against Telecom Network Specialists (TNS), a former subsidiary of Quanta. Quanta retained liability associated with this matter pursuant to the terms of Quanta’s sale of TNS in December 2012. Benton represents a class of workers that includes all persons who worked on certain TNS projects, including individuals that TNS retained through numerous staffing agencies. The plaintiff class in this matter is seeking damages for unpaid wages, penalties associated with the failure to provide meal and rest periods and overtime wages, interest and attorneys’ fees. In January 2017, the trial court granted a summary judgment motion filed by the plaintiff class and found that TNS was a joint employer of the class members and that it failed to provide adequate meal and rest breaks and failed to pay overtime wages. During 2019 and 2020, the parties filed additional summary judgment and other motions and a bench trial on liability and damages was held. Liability and damages have been determined by the trial court, with the amount of liability for TNS, including interest through the date of the trial court’s orders, determined to be approximately $9.5 million. Quanta believes the court’s decisions on liability and damages are not supported by controlling law and continues to contest its liability and the damage calculation asserted by the plaintiff class in this matter. The amount determined by the trial court includes damages and interest, but does not include attorneys’ fees or costs. In July 2021, the plaintiff class filed a motion for approval of approximately $37.0 million in attorneys’ fees.
Additionally, in November 2007, TNS filed cross complaints for indemnity and breach of contract against the staffing agencies, which employed many of the individuals in question. In December 2012, the trial court heard cross-motions for summary judgment filed by TNS and the staffing agencies pertaining to TNS’s demand for indemnity. The court denied TNS’s motion and granted the motions filed by the staffing agencies; however, the California Appellate Court reversed the trial court’s

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
decision in part and instructed the trial court to reconsider its ruling. In February 2017, the court denied a new motion for summary judgment filed by the staffing companies and has since stated that the staffing companies would be liable to TNS for any damages owed to the class members that the staffing companies employed. However, Quanta currently believes that, due to solvency issues, any contribution from the staffing companies may not be substantial.
The final amount of liability, if any, payable in connection with this matter remains the subject of pending litigation and will ultimately depend on various factors, including the outcome of Quanta’s appeal of the trial court’s rulings on liability and damages, a final determination with respect to any attorneys’ fees or additional costs or damages owed by Quanta, and the solvency of the staffing agencies. Based on review and analysis of the trial court’s rulings on liability, Quanta does not believe, at this time, that it is probable this matter will result in a material loss. However, if Quanta is unsuccessful in this litigation and the staffing agencies are unable to fund damages owed to class members, Quanta believes the range of reasonably possible loss to Quanta upon final resolution of this matter could be up to approximately $9.5 million, plus the final amount of any attorneys’ fees and expenses awarded of the plaintiff class.
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
Hallen’s liabilities associated with this matter are expected to be covered under applicable insurance policies or contractual remedies negotiated by Quanta with the former owners of Hallen. As of June 30, 2021, Quanta had not recorded an accrual for any probable and estimable loss related to this matter. However, the ultimate amount of liability in connection with this matter remains subject to uncertainties associated with pending litigation, including, among other things, the apportionment of liability among the defendants and other responsible parties and the likelihood and amount of potential damages claims. As a result, this matter could result in a loss that is in excess of, or not covered by, such insurance or contractual remedies, which could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.
Concentrations of Credit Risk
Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and its net receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and contract assets net of advanced billings with the same customer. Substantially all of Quanta’s cash and cash equivalents are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest cash and cash equivalents in a diversified portfolio of what Quanta believes to be high quality cash and cash equivalent investments, which consist primarily of interest-bearing demand deposits, money market investments and money market mutual funds. Although Quanta does not currently believe the principal amount of these cash and cash equivalents is subject to any material risk of loss, changes in economic conditions could impact the interest income Quanta receives from these investments. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power, communications and energy companies, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States, Canada and Australia. While Quanta generally has certain statutory lien rights with respect to services provided, Quanta is subject to potential credit risk related to business, economic and financial market conditions that affect these customers and locations, which has been heightened as a result of the unfavorable and uncertain economic and financial market conditions resulting from the ongoing COVID-19 pandemic and the currently challenged energy market. Some of Quanta’s customers have experienced significant financial difficulties (including bankruptcy), and customers may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of billed and unbilled receivables and contract assets for services Quanta has performed.
For example, a customer within Quanta’s Underground Utility and Infrastructure Solutions segment encountered financial difficulties during 2020 that resulted in nonpayment of $27.5 million of receivables, plus accrued interest. As a result

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
of the nonpayment, Quanta decided to foreclose the liens on the pipeline asset in order to recover the outstanding amount. Quanta believes that the value of the pipeline asset is in excess of the amount owed. However, the ultimate outcome remains uncertain and is based on a number of assumptions that are potentially subject to change, and the amount ultimately collected could be materially less than the amount owed.
Additionally, in July 2021 Limetree Refining, a customer within Quanta’s Underground Utility and Infrastructure Solutions segment, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, as amended, after experiencing operational and financial difficulties and shutting down operations at its refinery. As of the bankruptcy filing date, Quanta had $30.0 million of billed and unbilled receivables for services performed and other costs. Quanta also had $1.5 million of billed and unbilled receivables outstanding from Limetree Terminals, an affiliate of Limetree Refining that has not filed for bankruptcy. During the three months ended June 30, 2021, Quanta recorded a provision for credit loss of $23.6 million with respect to these receivables based on the current estimated amount of expected loss. Given the uncertainties associated with the bankruptcy proceeding and the financial condition of the customers, the amount of receivables ultimately collected and the ultimate amount of credit loss recognized depends on a number of factors that are subject to change. As such, an additional allowance for credit loss may be recorded in the future, including with respect to the remaining $7.9 million of receivables owed by the customers.
At June 30, 2021, the net receivable position of one customer within Quanta’s Electric Power Infrastructure Solutions segment, when combined with the net receivable position of a joint venture in which such customer owns a 50% interest, represented 13.4% of Quanta’s consolidated net receivable position. At December 31, 2020, no customer represented 10% or more of Quanta’s consolidated net receivable position. No customer represented 10% or more of Quanta’s consolidated revenues for the three and six months ended June 30, 2021 or 2020.
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
As of June 30, 2021 and December 31, 2020, the gross amount accrued for employer’s liability, workers’ compensation, auto liability, general liability, and group health claims totaled $303.7 million and $319.5 million, with $224.8 million and $238.0 million considered to be long-term and included in “Insurance and other non-current liabilities.” Related insurance recoveries/receivables as of June 30, 2021 and December 31, 2020 were $26.1 million and $35.6 million, of which $0.4 million and $0.4 million are included in “Prepaid expenses and other current assets” and $25.7 million and $35.2 million are included in “Other assets, net.”
Quanta renews its insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel Quanta’s coverage or determine to exclude certain items from coverage, including wildfires, or Quanta may elect not to obtain certain types or incremental levels of insurance based on the potential benefits considered relative to the cost of such insurance, or coverage may not be available at reasonable and competitive rates. In any such event, Quanta’s overall risk exposure would increase, which could negatively affect its results of operations, financial condition and cash flows. For example, due to the increased occurrence and future risk of wildfires in California and other areas in the western United States, Australia and other locations, insurers have reduced coverage availability and increased the cost of insurance coverage for such events in recent years. As a result, Quanta’s level of insurance coverage for wildfire events has decreased, including in connection with recent annual insurance renewals, and the current level of coverage may not be sufficient to cover potential losses in connection with these events. Additionally, Quanta’s third-party insurers could decide to further reduce, exclude or increase the cost of coverage for wildfires or other events in connection with insurance renewals in the future.
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
As of June 30, 2021, Quanta had $301.6 million in outstanding letters of credit under its senior credit facility securing its casualty insurance program and various other contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2021 and 2022. Quanta expects to renew the majority of the letters of credit related to the casualty insurance program for subsequent one-year periods upon maturity. Quanta is not aware of any claims currently asserted or threatened under any of these letters of credit that are material, individually or in the aggregate. However, to the extent payment is required for any such claims, the amount paid could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows.
Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require Quanta to post performance and payment bonds. These bonds provide a guarantee that Quanta will perform under the terms of a contract and pay its subcontractors and vendors. In certain circumstances, the customer may demand that the surety make payments or provide services under the bond, and Quanta must reimburse the surety for any expenses or outlays it incurs. Quanta may also be required to post letters of credit in favor of the sureties, which would reduce the borrowing availability under its senior credit facility. Quanta has not been required to make any material reimbursements to its sureties for bond-related costs except in connection with the exercise of approximately $112 million advance payment and performance bonds in 2019 related to the terminated telecommunications project in Peru, as set forth in Legal Proceedings - Peru Project Dispute above. However, to the extent further reimbursements are required, the amounts could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows. As of June 30, 2021, Quanta is not aware of any outstanding material obligations for payments related to bond obligations.
Performance bonds expire at various times ranging from mechanical completion of a project to a period extending beyond contract completion in certain circumstances, and therefore a determination of maximum potential amounts outstanding requires certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of Quanta’s bonded operating activity. As of June 30, 2021, the total amount of the outstanding performance bonds was estimated to be approximately $3.9 billion. Quanta’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $1.1 billion as of June 30, 2021.
Additionally, from time to time, Quanta guarantees certain obligations and liabilities of its subsidiaries that may arise in connection with, among other things, contracts with customers, equipment lease obligations, joint venture arrangements and contractor licenses. These guarantees may cover all of the subsidiary’s unperformed, undischarged and unreleased obligations and liabilities under or in connection with the relevant agreement. For example, with respect to customer contracts, a guarantee may cover a variety of obligations and liabilities arising during the ordinary course of the subsidiary’s business or operations, including, among other things, warranty and breach of contract claims, third party and environmental liabilities arising from the subsidiary’s work and for which it is responsible, liquidated damages, or indemnity claims. Quanta is not aware of any claims under any guarantees that are material, except as set forth in Legal Proceedings – Maurepas Project Dispute above. To the extent a subsidiary incurs a material obligation or liability and Quanta has guaranteed the performance or payment of such obligation or liability, the recovery by a customer or other counterparty or a third party will not be limited to the assets of the subsidiary. As a result, responsibility under the guarantee could exceed the amount recoverable from the subsidiary alone and could materially and adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows.
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
The Pension Protection Act of 2006 may require Quanta to make additional contributions to its multiemployer pension plans if they become underfunded, and these additional contributions will be determined based on Quanta’s union employee payrolls. Certain plans to which Quanta contributes or may contribute in the future may adopt measures to improve their funded status through a funding improvement or rehabilitation plan, as applicable, which may require additional contributions from employers (e.g., a surcharge on benefit contributions) and/or modifications to retiree benefits. The amount, if any, that Quanta may be obligated to contribute to these plans cannot be reasonably estimated due to uncertainty regarding the amount of future work involving covered union employees, future contribution levels and possible surcharges on plan contributions.
Quanta may be subject to additional liabilities imposed by law as a result of its participation in multiemployer defined benefit pension plans. These liabilities may include an allocable share of the unfunded vested benefits in the plan for all plan participants, not only the benefits payable to a contributing employer’s own retirees. As a result, participating employers may bear a higher proportion of liability for unfunded vested benefits if other participating employers cease to contribute or withdraw, with the reallocation of liability being more acute in cases when a withdrawn employer is insolvent or otherwise fails to pay its withdrawal liability. Quanta is not aware of any material withdrawal liabilities that have been incurred or asserted and that remain outstanding as a result of a withdrawal by Quanta from a multiemployer defined benefit pension plan. However, Quanta’s future contribution obligations and potential withdrawal liability exposure could vary based on the investment and actuarial performance of the multiemployer pension plans to which it contributes and other factors, which could be negatively impacted as a result of the unfavorable and uncertain economic and financial market conditions resulting from the ongoing COVID-19 pandemic and related issues. Quanta has been subject to significant withdrawal liabilities in the past, including in connection with its withdrawal from the Central States, Southeast and Southwest Areas Pension Plan. To the extent Quanta is subject to material withdrawal liabilities in the future, such liability could adversely affect its business, financial condition, results of operations and cash flows.
Deferred Compensation Plans
Quanta made matching contributions to the eligible participants’ accounts under deferred compensation plans of $0.3 million and $0.2 million during the three months ended June 30, 2021 and 2020. Quanta made matching contributions to the eligible participants’ accounts under the deferred compensation plans of $0.8 million and $0.7 million during the six months ended June 30, 2021 and 2020. Quanta made no discretionary contributions during the six months ended June 30, 2021 and 2020. At June 30, 2021 and December 31, 2020, obligations under these plans, including amounts contributed by Quanta, were $68.2 million and $58.2 million and were included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheets. Quanta maintains investments to contribute to future obligations related to these deferred compensation plans. At June 30, 2021 and December 31, 2020, these investments were primarily comprised of company-owned life insurance policies, had fair market values of $68.6 million and $56.5 million and were included in “Other assets, net” in the accompanying condensed consolidated balance sheets.
During the three months ended June 30, 2021 and 2020, the fair market value of assets associated with our deferred compensation plan increased $3.9 million and $6.5 million. During the six months ended June 30, 2021 and 2020, the fair market value of assets associated with our deferred compensation plan increased $5.5 million and decreased $0.9 million. These changes in fair market value of the assets are recorded in “Other income (expense), net” and were largely offset by corresponding changes in the fair market value of the liabilities associated with our deferred compensation plan, which are recorded in “Selling, general and administrative expenses.” During the three months ended June 30, 2021 and 2020, the fair market value of deferred compensation liabilities increased $3.6 million and $6.4 million. During the six months ended June 30, 2021 and 2020, the fair market value of deferred compensation liabilities increased $6.0 million and decreased $1.4 million.
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
In the normal course of Quanta’s acquisition transactions, Quanta obtains rights to indemnification from the sellers or former owners of acquired businesses for certain risks, liabilities and obligations arising from their operations prior to the date

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
of acquisition, such as performance, operational, safety, workforce or tax issues, some of which Quanta may not have discovered during due diligence. However, the indemnities may not cover all of Quanta’s exposure for such pre-acquisition matters, or the indemnitors may be unwilling or unable to pay amounts owed to Quanta. Accordingly, Quanta may incur expenses for which it is not reimbursed, and such amounts could be material and could have a material adverse effect on Quanta’s business or consolidated financial condition, results of operations and cash flows. For example, Quanta has obtained certain indemnification rights from the former owners of Hallen with respect to contingent liabilities that were assumed in connection with the acquisition, as set forth in Legal Proceedings — Hallen Acquisition Assumed Liability above.
Residual Value Guarantees
Quanta has also guaranteed the residual value under certain of its equipment operating leases, agreeing to pay any difference between this residual value and the fair market value of the underlying asset at the date of lease termination. As of June 30, 2021, the maximum guaranteed residual value of this equipment was $889.5 million. While Quanta believes that no significant payments will be made as a result of these residual value guarantees, there can be no assurance that significant payments will not be required in the future.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Electric Power Infrastructure Solutions	$2,147,775	$1,792,918	$4,207,895	$3,559,945
Underground Utility and Infrastructure Solutions	852,041	713,313	1,495,502	1,710,381
Consolidated revenues	$2,999,816	$2,506,231	$5,703,397	$5,270,326
Operating income (loss):
Electric Power Infrastructure Solutions (1)	$236,899	$183,896	$435,934	$312,654
Underground Utility and Infrastructure Solutions	23,937	21,250	32,750	52,527
Corporate and Non-Allocated Costs	(99,185)	(92,230)	(193,304)	(171,528)
Consolidated operating income	$161,651	$112,916	$275,380	$193,653
Depreciation:
Electric Power Infrastructure Solutions	$37,084	$28,987	$73,729	$57,700
Underground Utility and Infrastructure Solutions	21,138	21,432	42,225	42,967
Corporate and Non-Allocated Costs	4,535	4,107	8,910	8,269
Consolidated depreciation	$62,757	$54,526	$124,864	$108,936
(1)    As of December 31, 2020, Quanta had substantially completed the exit of its operations in Latin America. For the three and six months ended June 30, 2020, Electric Power Infrastructure Solutions operating income included $15.2 million and $31.5 million of operating losses related to Latin American operations.
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
Foreign Operations
During the three months ended June 30, 2021 and 2020, Quanta derived $429.0 million and $298.4 million of its revenues from foreign operations. During the six months ended June 30, 2021 and 2020, Quanta derived $926.5 million and $794.4 million of its revenues from foreign operations. Of Quanta’s foreign revenues, 76% and 71% were earned in Canada during the three months ended June 30, 2021 and 2020 and 80% and 75% were earned in Canada during the six months ended June 30, 2021 and 2020. In addition, Quanta held property and equipment of $331.6 million and $336.4 million in foreign countries, primarily Canada, as of June 30, 2021 and December 31, 2020.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
12. SUPPLEMENTAL CASH FLOW INFORMATION:
The net effects of changes in operating assets and liabilities, net of non-cash transactions, on cash flows from operating activities are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Accounts and notes receivable	$76,512	$237,790	$112,033	$360,120
Contract assets	(150,148)	83,677	(212,426)	100,049
Inventories	(5,709)	2,500	(6,144)	(1,868)
Prepaid expenses and other current assets	(52,297)	(33,600)	(42,349)	50,478
Accounts payable and accrued expenses and other non-current liabilities	63,982	22,649	59,202	(87,745)
Contract liabilities	3,595	19,283	(25,630)	6,397
Other, net	(978)	(6,591)	(9,178)	(12,253)
Net change in operating assets and liabilities, net of non-cash transactions	$(65,043)	$325,708	$(124,492)	$415,178

Reconciliations of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows are as follows (in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$212,473	$530,670
Restricted cash included in “Prepaid expenses and other current assets”	1,460	1,266
Restricted cash included in “Other assets, net”	782	917
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$214,715	$532,853

	March 31,
	2021	2020
Cash and cash equivalents	$200,218	$377,205
Restricted cash included in “Prepaid expenses and other current assets”	1,518	3,514
Restricted cash included in “Other assets, net”	879	919
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$202,615	$381,638

	December 31,
	2020	2019
Cash and cash equivalents	$184,620	$164,798
Restricted cash included in “Prepaid expenses and other current assets”	1,275	4,026
Restricted cash included in “Other assets, net”	913	921
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$186,808	$169,745
Restricted cash includes any cash that is legally restricted as to withdrawal or usage.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Supplemental cash flow information related to leases and rental purchase options is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(26,789)	$(29,755)	$(54,399)	$(59,237)
Operating cash flows from finance leases	$(23)	$(17)	$(50)	$(34)
Financing cash flows from finance leases	$(271)	$(222)	$(520)	$(423)
Lease assets obtained in exchange for lease liabilities:
Operating leases	$6,678	$10,658	$24,605	$40,351
Finance leases	$118	$17	$286	$883
Rental purchase option assets obtained in exchange for rental purchase option liabilities	$5,577	$160	$5,880	$9,923

Additional supplemental cash flow information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash (paid) received during the period for —
Interest paid	$(18,894)	$(8,989)	$(22,933)	$(22,261)
Income taxes paid	$(62,883)	$(9,392)	$(67,485)	$(63,613)
Income tax refunds	$655	$2,119	$6,792	$4,458
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
Current Quarter Financial Results and Significant Operational Trends and Events
Key financial results for the three months ended June 30, 2021 included:
•Consolidated revenues increased 19.7%, or $493.6 million, to $3.00 billion as compared to consolidated revenues of $2.51 billion for the three months ended June 30, 2020;
•Operating income increased 43.2%, or $48.7 million, to $161.7 million as compared to $112.9 million for the three months ended June 30, 2020;
•Net income attributable to common stock increased 58.3%, or $43.1 million, to $117.0 million as compared to $73.9 million for the three months ended June 30, 2020;
•Diluted earnings per share increased 55.8%, or $0.29, to $0.81 as compared to $0.52 for the three months ended June 30, 2020;
•EBITDA (a non-GAAP measure) increased 35.3%, or $66.4 million, to $254.4 million, as compared to $188.0 million for the three months ended June 30, 2020, and adjusted EBITDA (a non-GAAP measure) increased 31.3%, or $67.1 million, to $281.3 million, as compared to $214.2 million for the three months ended June 30, 2020;
•Net cash provided by operating activities decreased by $308.5 million to $188.9 million, as compared to net cash provided by operating activities of $497.5 million for the three months ended June 30, 2020;
•Remaining performance obligations increased 11.1%, or $441.8 million, to $4.43 billion as of June 30, 2021 as compared to $3.99 billion as of December 31, 2020; and
•Total backlog (a non-GAAP measure) increased 12.2%, or $1.85 billion, to $16.98 billion as of June 30, 2021, as compared to $15.13 billion as of December 31, 2020.
For a reconciliation of EBITDA and adjusted EBITDA to net income attributable to common stock, the most comparable GAAP measure, and a reconciliation of backlog to remaining performance obligations, the most comparable GAAP measure, see Non-GAAP Reconciliations below.

As described below, during the three months ended June 30, 2021, our results were impacted by certain significant operational trends and events as compared to the three months ended June 30, 2020.
Electric Power Infrastructure Solutions Segment
•Revenues increased by 19.8% to $2.15 billion, as compared to $1.79 billion.
•Operating income increased by 28.8% to $236.9 million, as compared to $183.9 million, and operating income as a percentage of revenues increased to 11.0%, as compared to 10.3%.
•Revenues increased primarily due to continued favorable dynamics across our core utility market and increased demand for our electric power services, including larger transmission projects, and approximately $70 million of revenues from acquired businesses.
•Revenues for the three months ended June 30, 2021 also included a $39 million positive impact related to more favorable foreign currency exchange rates, primarily the Canadian dollar and U.S. dollar exchange rate.
•Operating income and operating income as a percentage of revenues increased primarily due to improved performance across the segment, including increased revenues for larger transmission projects in Canada, which contributed to improved equipment utilization and fixed cost absorption.
Underground Utility and Infrastructure Solutions Segment
•Revenues increased by 19.4% to $852.0 million, as compared to $713.3 million.
•Operating income increased by 12.6% to $23.9 million, as compared to $21.3 million, and operating income as a percentage of revenues decreased to 2.8%, as compared to 3.0%.
•Revenues increased primarily due to increased revenues from gas distribution and industrial services, partially offset by reduced revenues associated with larger pipeline projects and deferred regularly scheduled maintenance by our midstream and industrial customers.
•Operating income increased primarily due to the increase in revenues, including revenues related to gas distribution and industrial services, while operating income and operating margin were negatively impacted by lower revenues related to larger pipeline projects, which generally yield higher margins, the recognition of a $23.6 million provision for credit loss related to receivables from a customer that declared bankruptcy in July 2021 and its affiliate and a $2.3 million asset impairment charge related to the planned sale of certain equipment that is not utilized in our core operations.
See COVID-19 Pandemic, Results of Operations and Liquidity and Capital Resources below for additional information and discussion related to consolidated and segment results.
COVID-19 Pandemic
During 2020 and through the second quarter of 2021, the COVID-19 pandemic has significantly impacted global economies, resulting in workforce and travel restrictions, supply chain and production disruptions and reduced demand and spending across many sectors. While we have continued to operate substantially all of our activities as a provider of essential services, during the course of the pandemic our operations and financial results have been adversely impacted by, among other things, the items set forth below.
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
•Shut-down orders and limitations on work site practices implemented by the Canadian government, which negatively impacted our Canadian operations and financial results in 2020 and have continued to have a negative impact to date in 2021, as well as similar regulations implemented by the Australian government, which have negatively impacted our operations and financial results in that market during 2020 and 2021.
•Disruptions created by shelter-in-place restrictions in major U.S. metropolitan markets that were meaningfully impacted by the pandemic, which had a significant negative impact on our financial results in the first and second quarters of 2020, and in Latin America, which contributed to significant losses during 2020 for those operations.

We are focused on maintaining a strong balance sheet to support our strategic operations and help us navigate the remaining challenges presented by the COVID-19 pandemic. As of June 30, 2021, we had $212.5 million of cash and cash equivalents and $1.89 billion of availability under our senior credit facility. We generated $314.6 million of cash flow from operating activities in the six months ended June 30, 2021 and $1.12 billion in cash flow from operating activities in the year ended December 31, 2020. We expect capital expenditures for 2021 to be approximately $325 million. We plan to continue to maintain capital discipline and monitor rapidly changing market dynamics and adjust our costs and financing strategies accordingly.
Additionally, we continue to assess the expected negative impact of the challenged energy market, which has been compounded by the COVID-19 pandemic, on our goodwill, intangible assets, long-lived assets, and investments. We recognized a $2.3 million asset impairment related to the planned sale of certain equipment that is not utilized in our core operations. We are continuing to monitor these conditions, and should a reporting unit or investment suffer additional significant declines in actual or forecasted financial results, the risk of impairment would increase.
During 2020, the U.S. federal government also enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which provides for various tax relief and tax incentive measures. These measures are not expected to have a material impact on our results of operations. However, pursuant to the CARES Act, we deferred the payment of $108.9 million of employer payroll taxes during the year ended December 31, 2020, 50% of which are due by December 31, 2021 and the remainder of which are due by December 31, 2022.
The broader and longer-term implications of the COVID-19 pandemic on our results of operations and overall financial performance and position remain highly uncertain and variable, and we expect continued operational challenges in the second half of 2021 for portions of our operations. The future impact that the pandemic, or any resulting market disruption and volatility, will have on our business, cash flows, liquidity, financial condition and results of operations will depend on future developments, including, among others, the duration and severity of the pandemic and the continued administration of effective vaccines; the actions taken by governmental authorities, customers, suppliers and other third parties in response to the pandemic and the consequences of those actions; our workforce availability; and the timing and extent to which normal economic and operating conditions resume and continue. For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A. Risk Factors of Part I of our 2020 Annual Report.
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
Electric Power Infrastructure Solutions Segment. Utilities are investing significant capital in their electric power delivery systems, particularly transmission, substation and distribution infrastructure, through multi-year, multi-billion dollar grid modernization and reliability programs, which have provided, and are expected to continue to provide, demand for our services. Utilities are accommodating a changing fuel generation mix that is moving toward more sustainable sources such as renewables and natural gas and replacing aging infrastructure to support long-term economic growth. We also believe overall electrification trends in North America supporting a move toward a carbon-neutral economy will generate significant demand in the near- and longer-term for the development and construction of new renewable generation facilities and for our engineering, project management and installation services. In order to reliably and efficiently deliver power, and in response to federal reliability standards, utilities are also integrating smart grid technologies into distribution systems in order to improve grid management and create efficiencies, and in preparation for emerging technologies such as electric vehicles (EVs). A number of utilities have and continue to implement system upgrades or hardening programs in response to recurring severe weather events, such as hurricanes and wildfires, and, in particular, there are significant system resiliency initiatives in California and other regions in the western U.S. underway that are designed to prevent and manage the impact of wildfires. These resiliency initiatives provide additional opportunities for our services; however, they also increase our potential exposure to significant liabilities attributable to those events. Utilities are also executing significant initiatives to underground critical infrastructure, including additional underground transmission and distribution initiatives by utilities in California, underground electric transmission projects in the northeast, underground distribution circuits along the coastlines and underground transmission lines for offshore wind generation projects.
While the COVID-19 pandemic resulted in an overall decline in electricity usage in 2020, primarily related to commercial and industrial users, demand began to recover in the second half of 2020 and continues to increase in 2021, and we expect demand for electricity in North America to grow over the long term and believe that certain segments of the North American electric power grid are not adequate to efficiently serve the power needs of the future. Furthermore, to the extent that electrification trends increase, including EV adoption, demand for electricity could be greater than currently anticipated. As demand for a reduced-carbon economy and cleaner power generation increases, we also expect an increase in new power generation facilities powered by renewable energy sources (e.g. solar and wind) and certain traditional energy sources (e.g., natural gas). To accommodate this growth, we expect continued demand for new or expanded transmission and substation infrastructure to reliably transport power and interconnect new generation facilities and the modification and reengineering of existing infrastructure as existing coal and nuclear generation facilities are retired or shut down.
With respect to our communications service offerings, consumer and commercial demand for communication and data-intensive, high-bandwidth wireline and wireless services and applications is driving significant investment in infrastructure and the deployment of new technologies. In particular, communications providers in North America are in the early stages of developing new fifth generation wireless services (5G), which are intended to facilitate bandwidth-intensive services at high speeds for consumers and commercial applications. Additionally, the Federal Communications Commission has enacted the Rural Digital Opportunity Fund for the purpose of deploying billions of dollars in federal funds for high speed fixed broadband service to underserved rural homes and small businesses. As a result of these industry trends, we believe there will be meaningful demand for our engineering and construction services. We also reoriented our communications service offerings to strategically focus on the North American market, substantially completing the exit of our Latin American communications operations during 2020, which we anticipate will result in improved profitability within our communications services operations.
Underground Utility and Infrastructure Solutions Segment. For several years we have focused on increasing our underground utility and infrastructure solutions related to specialty services and industries that we believe are driven by regulated utility spending, regulation, replacement and rehabilitation of aging infrastructure and safety and environmental initiatives, which we believe provide a greater level of business sustainability and predictability. These service offerings include gas utility services, pipeline integrity services and downstream industrial services. We believe focusing on these services helps to offset the seasonality and cyclicality of our larger pipeline project business, and although our strategic focus on larger pipeline projects has decreased, we continue to pursue project opportunities to the extent they satisfy our margin and risk profiles and support the needs of our customers. Though we experienced short-term disruptions in 2020 and to a lesser extent to date in 2021 due to the COVID-19 pandemic, we believe demand for our gas utility distribution services will increase as a result of customer desire to upgrade and replace aging infrastructure, lower natural gas prices, and increasing regulatory requirements. In particular, natural gas utilities have implemented multi-decade modernization programs to replace aging cast iron, bare steel, gas and plastic system infrastructure with modern materials for safety, reliability and environmental purposes.
We believe there are also growth opportunities for our pipeline integrity, rehabilitation and replacement services, as regulatory measures have increased the frequency and stringency of pipeline integrity testing requirements that require our customers to test, inspect, repair, maintain and replace pipeline infrastructure to ensure that it operates in a safe, reliable and environmentally conscious manner. Further, permitting challenges associated with construction of new pipelines can make existing pipeline infrastructure more valuable, motivating owners to extend the useful life of existing pipeline assets through integrity initiatives.
Our services to downstream industrial energy customers, which are primarily located along the Gulf Coast of the United States and in other select markets in North America, have been negatively impacted by the challenging overall energy market conditions that resulted in an overall decline in global demand for refined products during 2020 and to date in 2021. While demand for our critical path catalyst services has remained solid, in the second half of 2020 customers began reducing onsite activity for our other services and have deferred maintenance and certain turnaround projects to late 2021 and 2022. Despite the current market conditions, we believe there are significant long-term opportunities for these services, including our high-pressure and critical-path turnaround services, as well as our capabilities with respect to instrumentation and electrical services, piping, fabrication and storage tanks services, and other industrial services, and that processing facilities located along the U.S. Gulf Coast region should have certain long-term strategic advantages due to their proximity to affordable hydrocarbon resources. However, these processing facilities can also be negatively impacted for short-term periods due to severe weather events, such as hurricanes, tropical storms and floods.
Furthermore, the broader oil and gas industry is highly cyclical and subject to price and production volume volatility, which can impact demand for our services. For example, certain of our end markets where the price of oil is influential, such as Australia, the Canadian Oil Sands and certain oil-driven U.S. shale formations, have been materially impacted by challenged energy market conditions. We have also entered the late-stage of the current construction cycle of larger pipeline projects, while the anticipated next cycle of larger projects could be impacted by various factors, including, among other things, permitting delays and worksite access limitations related to environmental regulations. For example, during 2020 an approximately 600-mile natural gas pipeline under construction in the eastern United States, which we had been contracted to construct a portion of, was terminated due to, among other things, continued regulatory delay and risk. As a result of these dynamics, our revenues related to larger pipeline projects have declined significantly over the last few years. This dynamic is an example that supports our increased focus on underground utility and infrastructure solutions related to specialty services and industries that are driven by regulated utility spending, regulation, replacement and rehabilitation of aging infrastructure and safety and environmental initiatives, which we believe provide a greater level of business sustainability and predictability.
Lastly, we believe natural gas, due to its abundant supply and current favorable price, will remain a fuel of choice for both primary power generation and backup power generation for renewable power plants in North America, which we believe could position the United States as a leading competitor in the global LNG export market. In certain areas, the existing pipeline system infrastructure is insufficient to support any future LNG export facilities, which could provide additional opportunities for our business.
Regulatory Challenges and Opportunities. The regulatory environment creates both challenges and opportunities for our business, and in recent years electric power infrastructure solutions and underground utility and infrastructure solutions margins have been impacted by regulatory and permitting delays in certain periods, particularly with respect to larger electric transmission and larger pipeline projects. Regulatory and environmental permitting processes continue to create uncertainty for projects and negatively impact customer spending, and delays have increased as the COVID-19 pandemic has impacted regulatory agency operations. For example, a recent challenge and changes to the U.S. Army Corps of Engineers Clean Water Act Section 404 Nationwide Permit 12 have impacted certain projects and could result in increased costs and project interruptions or delays if we or our customers are forced to seek additional or revised individual permits from the U.S. Army Corps of Engineers.
However, we believe that there are also several existing, pending or proposed legislative or regulatory actions that may alleviate certain regulatory and permitting issues and positively impact long-term demand, particularly in connection with electric power infrastructure and renewable energy spending. For example, regulatory changes affecting siting and right-of-way processes could potentially accelerate construction for transmission projects, and state and federal reliability standards are creating incentives for system investment and maintenance. Additionally, as described above, we consider renewable energy, including solar and wind generation facilities, to be an ongoing opportunity; however, policy and economic incentives designed to support and encourage such projects can create variability of project timing.
Labor Resource Availability and Cost. We continue to address the longer-term need for additional labor resources in our markets, as our customers continue to seek additional specialized labor resources to address an aging utility workforce and longer-term labor availability issues, increasing pressure to reduce costs and improve reliability, and increasing duration and complexity of their capital programs. We believe these trends will continue, possibly to such a degree that demand for labor resources will outpace supply. Furthermore, the cyclical nature of the natural gas and oil industry can create shortages of qualified labor in those markets during periods of high demand. Our ability to capitalize on available opportunities is limited by our ability to employ, train and retain the necessary skilled personnel, and therefore we are taking proactive steps to develop our workforce, including through strategic relationships with universities, the military and unions and the expansion and development of our training facility and postsecondary educational institution. Although we believe these initiatives will help address workforce needs, meeting our customers’ demand for labor resources could remain challenging.
Additionally, we believe there is a possibility that labor costs may increase given the recent escalated inflationary environment in the United States. Our labor costs are typically passed through in our contracts, and the portion of our workforce that is represented by labor unions typically operate under multi-year collective bargaining agreements, which provide some visibility into future labor costs. As a result, while we continue to monitor our labor markets, we do not currently believe this environment will present a material risk to our profitability and would expect to be able to adjust contract pricing with customers to the extent wages and other labor costs increase, whether due to renegotiation of collective bargaining agreements or market conditions.
Acquisitions and Investments. We believe potential acquisition and investment opportunities exist in our industries and adjacent industries, primarily due to the highly fragmented and evolving nature of those industries and inability of many companies to expand due to capital or liquidity constraints. We continue to evaluate opportunities that are expected to, among other things, broaden our customer base, expand our geographic area of operations and grow and diversify our portfolio of services.
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
Seasonality. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions can create challenging working environments that are more costly for our customers or cause delays on projects. In addition, infrastructure projects often do not begin in a meaningful way until our customers finalize their capital budgets, which typically occurs during the first quarter. Second quarter revenues are typically higher than those in the first quarter, as some projects begin, but continued cold and wet weather can often impact productivity. Third quarter revenues are typically the highest of the year, as a greater number of projects are underway and operating conditions, including weather, are normally more accommodating. Generally, revenues during the fourth quarter are lower than the third quarter but higher than the second quarter, as many projects are completed and customers often seek to spend their capital budgets before year end. However, the holiday season and inclement weather can sometimes cause delays during the fourth quarter, reducing revenues and increasing costs. These seasonal impacts are typical for our U.S. operations, but seasonality for our international operations may differ. For example, revenues in Canada are typically higher in the first quarter because projects are often accelerated in order to complete work while the ground is frozen and prior to the break up, or seasonal thaw, as productivity is adversely affected by wet ground conditions during warmer months. Additionally, the COVID-19 pandemic affected typical seasonality during 2020, and our typical seasonality could also be impacted during the remainder of 2021 due to continued uncertainty regarding the future impact of the pandemic.
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
Demand for services. We perform the majority of our services under existing contracts, including master service agreements (MSAs) and similar agreements pursuant to which our customers are not committed to specific volumes of our services. Therefore our volume of business can be positively or negatively affected by fluctuations in the amount of work our customers assign us in a given period, which may vary by geographic region. For example, to the extent our customers accelerate grid modernization or hardening programs or face deadlines to meet regulatory requirements for rehabilitation, reliability or efficiency, our volume of work could increase under existing agreements. Also, as described above in Overview – COVID 19 Pandemic, we have experienced reductions in demand for certain services as a result of disruptions due to shelter-in-place and worksite access restrictions and delays in regulatory agency operations due to the COVID-19 pandemic, as well as the currently challenged energy market. Examples of other items that may cause demand for our services to fluctuate materially from quarter to quarter include: the financial condition of our customers, their capital spending and their access to capital; economic and political conditions on a regional, national or global scale, including interest rates, governmental regulations affecting the sourcing of materials and equipment, and other changes in U.S. and global trade relationships; and project deferrals and cancellations.
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
Project variability and performance. Margins for a single project may fluctuate period to period due to changes in the volume or type of work performed, the pricing structure under the project contract or job productivity. Additionally, our productivity and performance on a project can vary period to period based on a number of factors, including unexpected project difficulties or site conditions (including in connection with difficult geographic characteristics); project location, including locations with challenging operating conditions; whether the work is on an open or encumbered right of way; inclement weather or severe weather events; environmental restrictions or regulatory delays; protests, other political activity or legal challenges related to a project; and the performance of third parties. Moreover, we currently generate, and expect to continue generating, a significant portion of our revenues under fixed price contracts, and fixed price contracts are more common in connection with our larger and more complex projects that typically involve greater performance risk. Under these contracts, we assume risks related to project estimates and execution, and project revenues can vary, sometimes substantially, from our original projections due to a variety of factors, including the additional complexity, timing uncertainty or extended bidding, regulatory and permitting processes associated with these projects. These variations can result in a reduction in expected profit or the incurrence of losses on a project or the issuance of change orders or assertion of contract claims against customers. See Revenue Recognition - Contract Estimates in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report for further information regarding changes in estimated contract revenues and/or project costs, including any significant project gains or losses in connection with fixed price contracts that have impacted our results, and determinations with respect to the recognition of change orders and claims as contract price adjustments.
Subcontract work and provision of materials. Work that is subcontracted to other service providers generally yields lower margins, and therefore an increase in subcontract work in a given period can decrease margins. In recent years, we have subcontracted approximately 15% to 20% of our work to other service providers. Our customers are usually responsible for supplying the materials for their projects; however, under some contracts we agree to procure all or part of the required materials. Margins may be lower on projects where we furnish a significant amount of materials, including projects where we provide engineering, procurement and construction (EPC) services, as our markup on materials is generally lower than our markup on labor costs. Furthermore, fluctuations in the price or availability of materials and equipment we or our customers procure, including as a result of inflation, changes in U.S. or global trade relationships, governmental regulations affecting the sourcing of certain materials and equipment or other economic or political conditions, may impact our margins or cause delays. In a given period, an increase in the percentage of work with higher materials procurement requirements may decrease our overall margins.
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

Results of Operations
The results of acquired businesses have been included in the following results of operations beginning on their respective acquisition dates. The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):
Consolidated Results
Three months ended June 30, 2021 compared to the three months ended June 30, 2020

	Three Months Ended June 30,				Change
	2021		2020		$	%
Revenues	$2,999,816	100.0%	$2,506,231	100.0%	$493,585	19.7%
Cost of services (including depreciation)	2,552,105	85.1	2,150,967	85.8	401,138	18.6%
Gross profit	447,711	14.9	355,264	14.2	92,447	26.0%
Equity in earnings of integral unconsolidated affiliates	7,450	0.2	1,045	—	6,405	612.9%
Selling, general and administrative expenses	(270,110)	(9.0)	(227,852)	(9.1)	(42,258)	18.5%
Amortization of intangible assets	(21,291)	(0.6)	(17,779)	(0.7)	(3,512)	19.8%
Asset impairment charges	(2,319)	(0.1)	—	—	(2,319)	*
Change in fair value of contingent consideration liabilities	210	—	2,238	0.1	(2,028)	(90.6)%
Operating income	161,651	5.4	112,916	4.5	48,735	43.2%
Interest expense	(13,109)	(0.4)	(8,654)	(0.3)	(4,455)	51.5%
Interest income	2,909	0.1	275	—	2,634	957.8%
Other income (expense), net	8,471	0.2	3,247	0.1	5,224	160.9%
Income before income taxes	159,922	5.3	107,784	4.3	52,138	48.4%
Provision for income taxes	40,951	1.3	32,989	1.3	7,962	24.1%
Net income	118,971	4.0	74,795	3.0	44,176	59.1%
Less: Net income attributable to non-controlling interests	1,938	0.1	849	—	1,089	128.3%
Net income attributable to common stock	$117,033	3.9%	$73,946	3.0%	$43,087	58.3%
* The percentage change is not meaningful.
Revenues. Revenues increased primarily due to a $354.9 million increase in revenues from our Electric Power Infrastructure Solutions segment as a result of strong demand for our electric power services and a $138.7 million increase in revenues from our Underground Utility and Infrastructure Solutions segment as a result of increased demand for gas distribution and industrial services. See Segment Results below for additional information and discussion related to segment revenues.
Gross profit. Gross profit increased due to the increase in revenues and improved utilization and fixed cost absorption in both our Electric Power Infrastructure Solutions segment and Underground Utility and Infrastructure Solutions segment. See Segment Results below for additional information and discussion related to segment operating income (loss).
Equity in earnings of integral unconsolidated affiliates. The amount for the three months ended June 30, 2021 primarily relates to our portion of amounts earned by LUMA Energy, LLC (LUMA). Our equity in earnings of LUMA is anticipated to be greater in the second half of 2021 as compared to the first half of 2021.
Selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 9.0% for the three months ended June 30, 2021, as compared to 9.1% for the three months ended June 30, 2020. The increase in selling, general and administrative expenses was partially attributable to a $22.8 million increase in provision for credit loss, primarily related to a receivable from a customer that declared bankruptcy in July 2021 and its affiliate, which is described further in Concentrations of Credit Risk within Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. Also contributing to the increase were an $11.3 million increase in expenses associated with acquired businesses; a $5.6 million increase in travel and related expenses, which were reduced in 2020 as a result of the COVID-19 pandemic; a $6.7 million increase in compensation expense, which was primarily due to increased personnel to support business growth; and increased incentive compensation as a result of higher levels of operating performance. These increased expenses were partially offset by $3.7 million of incremental gains on sales of property and equipment and a $2.8 million decrease in expense related to deferred compensation liabilities, which resulted from less of an increase in the fair market value of deferred compensation liabilities during the three months ended June 30, 2021 as compared to 2020. The changes in fair market value of deferred compensation liabilities were offset by corresponding changes in the fair market value of assets associated with the deferred compensation plan, and these corresponding changes are included in other income (expense), net.
Amortization of intangible assets. The increase was primarily due to amortization of intangible assets associated with recently acquired businesses, partially offset by reduced amortization expense from older acquired intangible assets, as certain of those assets became fully amortized.
Asset impairment charges. Management reviews long-lived assets for potential impairment whenever events or changes in circumstance indicate the carrying amount may not be realizable, which may arise as a result of regular evaluations as to whether business operations have the ability to contribute long-term strategic value. During the three months ended June 30, 2021, we recognized a $2.3 million asset impairment charge as a result of the planned sale of certain equipment that is not utilized in our core operations.
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
Interest expense. Interest expense increased primarily due to a higher weighted average interest rate.
Interest income. Interest income increased primarily due to interest received related to a settlement with a customer.
Other income (expense), net. The net other income for the three months ended June 30, 2021 included $3.9 million of income associated with our deferred compensation plan, as compared to $6.5 million of income during the three months ended June 30, 2020. This income was largely offset by corresponding changes in the fair market value of the liabilities associated with our deferred compensation plan, which are recorded in selling, general, and administrative expenses, as discussed above. Also favorably impacting the three months ended June 30, 2021 was a $2.5 million benefit payment received in connection with a company-owned life insurance policy held in connection with our deferred compensation plan and $1.1 million related to foreign currency exchange gains. The net other income for the three months ended June 30, 2020 was also partially attributable to an $8.9 million legal settlement received. Partially offsetting net other income for the three months ended June 30, 2020 was a $9.3 million impairment associated with an investment in a water and gas pipeline infrastructure contractor located in Australia that is accounted for using the cost method of accounting and $5.8 million of equity in losses of non-integral unconsolidated affiliates, which included the recognition of impairment losses of $5.5 million related to an investment that was impacted by the decline in commodity prices and production volumes.
Provision for income taxes. The effective tax rates for the three months ended June 30, 2021 and 2020 were 25.6% and 30.6%. The lower rate for the three months ended June 30, 2021 was primarily due to changes in the mix of earnings across the jurisdictions in which we operate, and the recognition of a $4.2 million benefit associated with deferred compensation plan investments.
Other comprehensive income (loss). Other comprehensive income (loss) results from translation of the balance sheets of our foreign operating units, which are primarily located in Canada and Australia and have functional currencies other than the U.S. dollar, and therefore are affected by the strengthening or weakening of the U.S. dollar against such currencies. The gain in the three months ended June 30, 2021 was primarily impacted by the weakening of the U.S. dollar against the Canadian dollar as of June 30, 2021 when compared to March 31, 2021. The gain in the three months ended June 30, 2020 was primarily impacted by the weakening of the U.S. dollar against the Canadian and Australian dollars as of June 30, 2020 when compared to March 31, 2020.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Six Months Ended June 30,				Change
	2021		2020		$	%
Revenues	$5,703,397	100.0%	$5,270,326	100.0%	$433,071	8.2%
Cost of services (including depreciation)	4,882,796	85.6	4,582,866	87.0	299,930	6.5%
Gross profit	820,601	14.4	687,460	13.0	133,141	19.4%
Equity in earnings of integral unconsolidated affiliates	12,633	0.2	1,045	—	11,588	1,108.9%
Selling, general and administrative expenses	(513,462)	(9.0)	(458,645)	(8.7)	(54,817)	12.0%
Amortization of intangible assets	(42,646)	(0.8)	(35,687)	(0.6)	(6,959)	19.5%
Asset impairment charges	(2,319)	—	—	—	(2,319)	*
Change in fair value of contingent consideration liabilities	573	—	(520)	—	1,093	*
Operating income	275,380	4.8	193,653	3.7	81,727	42.2%
Interest expense	(25,584)	(0.4)	(22,660)	(0.4)	(2,924)	12.9%
Interest income	3,026	0.1	1,034	—	1,992	192.6%
Other income (expense), net	12,143	0.1	(6,580)	(0.2)	18,723	*
Income before income taxes	264,965	4.6	165,447	3.1	99,518	60.2%
Provision for income taxes	54,675	0.9	49,149	0.9	5,526	11.2%
Net income	210,290	3.7	116,298	2.2	93,992	80.8%
Less: Net income attributable to non-controlling interests	3,496	0.1	3,666	0.1	(170)	(4.6)%
Net income attributable to common stock	$206,794	3.6%	$112,632	2.1%	$94,162	83.6%
* The percentage change is not meaningful.
Revenues. The increase in revenues was primarily due to increased revenues of $648.0 million from our Electric Power Infrastructure Solutions segment due to strong demand for our electric power services, partially offset by decreased revenues of $214.9 million from our Underground Utility and Infrastructure Solutions segment, primarily due to a reduction in services related to larger pipeline transmission projects and the challenged energy market conditions, which have been exacerbated by the COVID-19 pandemic. This reduction in services in our Underground Utility and Infrastructure Solutions segment was partially offset by an increase in demand for gas distribution and industrial services during the three months ended June 30, 2021. See Segment Results below for additional information and discussion related to segment revenues.
Gross profit. Gross profit increased due to an increase in revenues and improved utilization and fixed cost absorption from our Electric Power Infrastructure Solutions segment, partially offset by reduced revenues and decreased utilization and fixed cost absorption from our Underground Utility and Infrastructure Solutions segment. See Segment Results below for additional information and discussion related to segment operating income (loss).
Equity in earnings of integral unconsolidated affiliates. The amount for the six months ended June 30, 2021 primarily relates to our portion of amounts earned by LUMA. Our equity in earnings of LUMA is anticipated to be greater in the second half of 2021 as compared to the first half of 2021.
Selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of revenues increased to 9.0% for the six months ended June 30, 2021 from 8.7% for the six months ended June 30, 2020. The increase in selling, general and administrative expenses was attributable to a $22.6 million increase in provision for credit loss, primarily related to the recognition of the provision for credit loss related to a receivable from a customer that declared bankruptcy in July 2021 and its affiliate, which is described further in Concentrations of Credit Risk within Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. Also contributing to the increase were a $21.1 million increase in expenses associated with acquired businesses; an $11.5 million increase in compensation expense, largely associated with increased incentive and non-cash stock compensation expense as a result of higher levels of operating performance; and a $7.4 million increase in expense related to deferred compensation liabilities. The fair market value changes in deferred compensation liabilities were offset by changes in the fair value of assets associated with the deferred compensation plan, which are included in other income (expense), net below. Partially offsetting these increases were $7.9 million of incremental gains on sales of property and equipment and a $3.0 million decrease in legal and professional fees.
Amortization of intangible assets. The increase was primarily due to amortization of intangible assets associated with recently acquired businesses, partially offset by reduced amortization expense associated with older acquired intangible assets, as certain of these assets became fully amortized.
Asset impairment charges. Management reviews long-lived assets for potential impairment whenever events or changes in circumstance indicate the carrying amount may not be realizable, which may arise in connection with regular evaluations as to whether business operations have the ability to contribute long-term strategic value. During the six months ended June 30, 2021, we recognized a $2.3 million asset impairment charge as a result of the planned sale of certain equipment that is not utilized in our core operations.
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
Interest expense. Interest expense increased primarily due to a higher weighted average interest rate, partially offset by a lower average long-term debt balance outstanding.
Interest income. Interest income increased primarily due to interest received related to a settlement with a customer.
Other income (expense), net. The net other income for the six months ended June 30, 2021 included $5.5 million of income associated with our deferred compensation plan, as compared to $0.9 million of expense in 2020. This income and expense was largely offset by corresponding changes in the fair market value of the liabilities associated with our deferred compensation plan, which are recorded in selling, general, and administrative expenses, as discussed above. Also favorably impacting the six months ended June 30, 2021 were a $2.5 million benefit payment from a company-owned life insurance policy held in connection with our deferred compensation plan, $1.6 million related to foreign currency exchange gains and $1.3 million of equity in earnings of non-integral unconsolidated affiliates. The net other expense for the six months ended June 30, 2020 was primarily related to a $9.3 million impairment associated with an investment in a water and gas pipeline infrastructure contractor located in Australia that is accounted for using the cost method of accounting and $8.7 million of impairments associated with two non-integral equity investments that were negatively impacted by the decline in demand for refined petroleum products, which were partially offset by an $8.9 million legal settlement received.
Provision for income taxes. The effective tax rates for the six months ended June 30, 2021 and 2020 were 20.6% and 29.7%. The lower rate for the six months ended June 30, 2021 was primarily due to the recognition of an $18.4 million tax benefit that resulted from equity incentive awards vesting at a higher fair market value than their grant date fair market value, as compared to the recognition of $2.3 million associated with this tax benefit for the six months ended June 30, 2020, which was due to a smaller difference between the vest date fair market value and grant date fair market value of vested equity incentive awards.
Other comprehensive income (loss). Other comprehensive income (loss) results from translation of the balance sheets of our foreign operating units, which are primarily located in Canada and Australia and have functional currencies other than the U.S. dollar, and therefore are affected by the strengthening or weakening of the U.S. dollar against such currencies. The gain in the six months ended June 30, 2021 was impacted primarily by the weakening of the U.S. dollar against the Canadian dollar as of June 30, 2021 when compared to December 31, 2020. The loss in the six months ended June 30, 2020 was impacted by the strengthening of the U.S. dollar against both the Canadian and Australian dollars as of June 30, 2020 when compared to December 31, 2019.
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
Three months ended June 30, 2021 compared to the three months ended June 30, 2020
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period. Operating margins are calculated by dividing operating income by revenues. Management utilizes operating margins as a measure of profitability, which can be helpful for monitoring how effectively we are performing under our contracts. Management also believes operating margins are a useful metric for investors to utilize in evaluating our performance. The following table shows dollars in thousands.

	Three Months Ended June 30,				Change
	2021		2020		$	%
Revenues:
Electric Power Infrastructure Solutions	$2,147,775	71.6%	$1,792,918	71.5%	$354,857	19.8%
Underground Utility and Infrastructure Solutions	852,041	28.4	713,313	28.5	138,728	19.4%
Consolidated revenues	$2,999,816	100.0%	$2,506,231	100.0%	$493,585	19.7%
Operating income (loss):
Electric Power Infrastructure Solutions before equity in earnings of integral unconsolidated affiliates	$229,449	10.7%	$182,850	10.2%	$46,599	25.5%
Equity in earnings of integral unconsolidated affiliates	7,450	N/A	1,046	N/A	6,404	612.2%
Electric Power Infrastructure Solutions	236,899	11.0%	183,896	10.3%	$53,003	28.8%
Underground Utility and Infrastructure Solutions	23,937	2.8%	21,250	3.0%	2,687	12.6%
Corporate and Non-Allocated Costs	(99,185)	N/A	(92,230)	N/A	(6,955)	7.5%
Consolidated operating income	$161,651	5.4%	$112,916	4.5%	$48,735	43.2%
Electric Power Infrastructure Solutions Segment Results
The increase in revenues for the three months ended June 30, 2021 was primarily due to continued favorable dynamics across our core utility market and increased demand for our electric power services, as well as increased revenues from larger transmission projects and a $70 million increase in revenues attributable to acquired businesses. Additionally, revenues for the three months ended June 30, 2021 were positively impacted by $39 million related to more favorable foreign currency exchange rates, primarily the Canadian dollar and U.S. dollar exchange rate.
In early 2020, we decided to pursue an exit of our operations in Latin America and substantially completed such exit as of December 31, 2020. For the three months ended June 30, 2020, Electric Power Infrastructure Solutions operating income included $15.2 million of operating losses related to Latin American operations, which negatively impacted operating margin by 80 basis points.
The increase in operating income and operating margin was primarily attributable to improved performance across the segment, including increased revenues from larger transmission projects, which contributed to improved equipment utilization and fixed cost absorption. Also favorably impacting operating income and operating margin during the three months ended June 30, 2021 was the incremental impact of our equity interest in LUMA. Our equity in earnings of LUMA is anticipated to be greater in the second half of 2021 as compared to the first half of 2021.
Underground Utility and Infrastructure Solutions Segment Results
The increase in revenues for the three months ended June 30, 2021 was primarily due to increased demand for gas distribution and industrial services, which was partially offset by reduced revenues associated with larger pipeline projects, as the industry has entered the late-stage of the current construction cycle for these projects and the anticipated next cycle of projects has been delayed due to various factors, including, among other things, permitting delays and worksite access limitations related to environmental regulations. Revenues for the three months ended June 30, 2020, as compared to the current period, were more adversely impacted by lower demand for our services in end markets where the price of oil is influential, as well as reduced capital spending and deferred regularly scheduled maintenance by our midstream and industrial customers as a result of the COVID-19 pandemic.

The increase in operating income was primarily due to the increase in revenues related to gas distribution and industrial services, while the decrease in operating margin was primarily due to the recognition of a $23.6 million provision for credit loss related to receivables from a customer that filed for bankruptcy in July 2021 and its affiliate, which is described further in Concentrations of Credit Risk within Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report, and, to a lesser extent, a $2.3 million asset impairment charge related to the planned sale of certain equipment that is not utilized in our core operations. Additionally, operating income for both the three months ended June 30, 2021 and 2020 were adversely impacted by the COVID-19 pandemic and the overall challenged energy market, with the greater negative impact occurring in the three months ended June 30, 2020 due to lower revenues from industrial services that negatively impacted our margins and ability to cover fixed and overhead costs.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs was primarily due to a $3.5 million increase in intangible asset amortization, a $2.0 million less favorable impact from the change in fair value associated with contingent consideration liabilities, and a $1.9 million increase related to non-cash stock compensation. Also contributing to the increase was a $1.7 million increase in travel and related expenses, which were reduced in 2020 as a result of the COVID-19 pandemic. Partially offsetting these increases was a $2.8 million decrease in expense related to deferred compensation liabilities. The changes in fair market value of deferred compensation liabilities were offset by corresponding changes in the fair market value of assets associated with the deferred compensation plan, which are recorded in other income (expense), net.
Six months ended June 30, 2021 compared to the six months ended June 30, 2020
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Six Months Ended June 30,				Change
	2021		2020		$	%
Revenues:
Electric Power Infrastructure Solutions	$4,207,895	73.8%	$3,559,945	67.5%	$647,950	18.2%
Underground Utility and Infrastructure Solutions	1,495,502	26.2	1,710,381	32.5	(214,879)	(12.6)%
Consolidated revenues	$5,703,397	100.0%	$5,270,326	100.0%	$433,071	8.2%
Operating income (loss):
Electric Power Infrastructure Solutions before equity in earnings of integral unconsolidated affiliates	$423,301	10.1%	$311,608	8.8%	$111,693	35.8%
Equity in earnings of integral unconsolidated affiliates	12,633	N/A	1,046	N/A	11,587	1,107.7%
Electric Power Infrastructure Solutions	435,934	10.4%	312,654	8.8%	123,280	39.4%
Underground Utility and Infrastructure Solutions	32,750	2.2%	52,527	3.1%	(19,777)	(37.7)%
Corporate and Non-Allocated Costs	(193,304)	N/A	(171,528)	N/A	(21,776)	12.7%
Consolidated operating income	$275,380	4.8%	$193,653	3.7%	$81,727	42.2%
Electric Power Infrastructure Solutions Segment Results
The increase in revenues for the six months ended June 30, 2021 was primarily due to continued favorable dynamics across our core utility market and increased demand for our electric power services, as well as increased revenues from larger transmission projects and a $140 million increase in revenues attributable to acquired businesses. Additionally, revenues for the six months ended June 30, 2021 were positively impacted by $65 million related to more favorable foreign currency exchange rates, primarily the Canadian dollar and U.S. dollar exchange rate, and a $26 million increase in emergency restoration services revenues.
In early 2020, we decided to pursue an exit of our operations in Latin America and substantially completed such exit as of December 31, 2020. For the six months ended June 30, 2020, Electric Power Infrastructure Solutions operating income included $31.5 million of operating losses related to Latin American operations, which negatively impacted operating margin by 90 basis points.
The increase in operating income and operating margin was primarily attributable to improved performance across the segment, including increased revenues from larger transmission projects and emergency restoration services revenues, both of which contributed to improved equipment utilization and fixed cost absorption. Also favorably impacting operating income and operating income as a percentage of revenues during the six months ended June 30, 2021 was the incremental impact of our equity interest in LUMA. Our equity in earnings of LUMA is anticipated to be greater in the second half of 2021 as compared to the first half of 2021. Partially offsetting the positive impact of these items were losses resulting from poor subcontractor performance, challenging site conditions and weather and seasonal impacts on certain communications projects during the first quarter of 2021.
Underground Utility and Infrastructure Solutions Segment Results
The decrease in revenues for the six months ended June 30, 2021 was partially due to reduced revenues associated with larger pipeline projects, as the industry has entered the late-stage of the current construction cycle for these projects and the anticipated next cycle of projects has been delayed due to various factors, including, among other things, permitting delays and worksite access limitations related to environmental regulations. Revenues also declined due to lower demand for our services in end markets where the price of oil is influential, as well as reduced capital spending and deferred regularly scheduled maintenance by our midstream and industrial customers as a result of the COVID-19 pandemic. These decreases were partially offset by increased demand for gas distribution services; $13 million related to more favorable foreign currency exchange rates, primarily the Canadian dollar and U.S. dollar exchange rate; and approximately $10 million in revenues from acquired businesses.
The decreases in operating income and operating margin were primarily due to the recognition of a $23.6 million provision for credit loss related to a receivable from a customer that declared bankruptcy in July 2021 and its affiliate, which is described further in Concentrations of Credit Risk within Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report, and, to a lesser extent, a $2.3 million asset impairment charge related to the planned sale of certain equipment that is not utilized in our core operations. Adverse weather across our Canadian pipeline operations also negatively impacted operating income and operating margin for the six months ended June 30, 2020, including a $14.1 million loss associated with production issues and severe weather conditions on a larger gas transmission project in Canada. Additionally, operating income for both the six months ended June 30, 2021 and 2020 were adversely impacted by the COVID-19 pandemic and the overall challenged energy market, which negatively impacted our margins and ability to cover fixed and overhead costs.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the six months ended June 30, 2021 was partially due to a $7.4 million increase in expense related to deferred compensation liabilities, a $7.0 million increase in intangible asset amortization and a $8.3 million increase in incentive and non-cash stock compensation, partially offset by a $4.8 million decrease in professional fees. The changes in fair market value of deferred compensation liabilities were offset by corresponding changes in the fair market value of assets associated with the deferred compensation plan, which are recorded in other income (expense), net.
Non-GAAP Reconciliations
EBITDA and Adjusted EBITDA
EBITDA and adjusted EBITDA, measures not recognized under GAAP, when used in connection with net income attributable to common stock, are intended to provide useful information to investors and analysts as they evaluate our performance. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and adjusted EBITDA is defined as EBITDA adjusted for certain other items as described below. These measures should not be considered as an alternative to net income attributable to common stock or other measures of performance that are derived in accordance with GAAP. Management believes that the exclusion of these items from net income attributable to common stock enables it and its investors to more effectively evaluate our operations period over period and to identify operating trends that might not be apparent when including the excluded items.
As to certain of the items below, (i) non-cash stock-based compensation expense varies from period to period due to acquisition activity, changes in the estimated fair value of performance-based awards, forfeiture rates, accelerated vesting and amounts granted; (ii) acquisition and integration costs vary from period to period depending on the level of our acquisition activity; (iii) equity in (earnings) losses of non-integral unconsolidated affiliates varies from period to period depending on the activity and financial performance of non-integral unconsolidated affiliates, including gain or loss on sales of investments accounted for using the equity method of accounting; (iv) asset impairment charges can vary from period to period depending on economic and other factors; and (v) change in fair value of contingent consideration liabilities varies from period to period depending on the performance in post-acquisition periods of certain acquired businesses. Because EBITDA and adjusted EBITDA, as defined, exclude some, but not all, items that affect net income attributable to common stock, such measures may not be comparable to similarly titled measures of other companies. The most comparable GAAP financial measure, net income attributable to common stock, and information reconciling the GAAP and non-GAAP financial measures, are included below. The following table shows dollars in thousands.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income attributable to common stock (GAAP as reported)	$117,033	$73,946	$206,794	$112,632
Interest expense	13,109	8,654	25,584	22,660
Interest income	(2,909)	(275)	(3,026)	(1,034)
Provision for income taxes	40,951	32,989	54,675	49,149
Depreciation expense	62,757	54,526	124,864	108,936
Amortization of intangible assets	21,291	17,779	42,646	35,687
Income taxes and depreciation included in equity in earnings of integral unconsolidated affiliates	2,150	407	3,651	407
EBITDA (a)	254,382	188,026	455,188	328,437
Non-cash stock-based compensation	23,923	21,980	42,610	36,892
Acquisition and integration costs	1,567	647	3,328	2,530
Equity in (earnings) losses of non-integral unconsolidated affiliates	(658)	5,829	(1,343)	8,512
Asset impairment charges (b)	2,319	—	2,319	—
Change in fair value of contingent consideration liabilities	(210)	(2,238)	(573)	520
Adjusted EBITDA	$281,323	$214,244	$501,529	$376,891
(a) The calculations of EBITDA for the three and six months ended June 30, 2020 have been amended to conform to the current period calculations of EBITDA.
(b) The amount reflects an asset impairment charge related to the planned sale of certain equipment that is not utilized in our core operations.
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
As of June 30, 2021 and December 31, 2020, MSAs accounted for 64% and 63% of our estimated 12-month backlog and 73% and 70% of total backlog. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts can be terminated on short notice even if we are not in default. We determine the estimated backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining estimated backlog. As a result, estimates for remaining performance obligations and backlog are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies (including the ongoing COVID-19 pandemic) and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.

The following table reconciles total remaining performance obligations to our backlog (a non-GAAP measure) by reportable segment along with estimates of amounts expected to be realized within 12 months (in thousands):

	June 30, 2021		December 31, 2020
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Solutions
Remaining performance obligations	$2,670,925	$3,606,635	$2,511,157	$3,547,838
Estimated orders under MSAs and short-term, non-fixed price contracts	3,833,348	9,031,931	3,559,443	7,433,445
Backlog	$6,504,273	$12,638,566	$6,070,600	$10,981,283

Underground Utility and Infrastructure Solutions
Remaining performance obligations	$734,392	$820,554	$327,205	$437,544
Estimated orders under MSAs and short-term, non-fixed price contracts	1,740,227	3,518,472	1,868,820	3,713,607
Backlog	$2,474,619	$4,339,026	$2,196,025	$4,151,151

Total
Remaining performance obligations	$3,405,317	$4,427,189	$2,838,362	$3,985,382
Estimated orders under MSAs and short-term, non-fixed price contracts	5,573,575	12,550,403	5,428,263	11,147,052
Backlog	$8,978,892	$16,977,592	$8,266,625	$15,132,434

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
Our industry is capital intensive, and we expect substantial capital expenditures and commitments under equipment lease and rental arrangements to be needed into the foreseeable future in order to meet anticipated demand for our services. We expect capital expenditures for the year ended December 31, 2021 to be approximately $325 million. Additionally, refer to Contractual Obligations and Contingencies below for a summary of our future contractual obligations and a description of other contingencies as of June 30, 2021 and Off-Balance Sheet Arrangements below for a description of certain contingent obligations that are not recorded on our condensed consolidated balance sheets. Although any of these contingent obligations could require the use of cash in future periods, certain contingent obligations are excluded from the Contractual Obligations table because we are unable to accurately predict the timing and amount of such obligations as of June 30, 2021.

Our available commitments under our senior credit facility and cash and cash equivalents at June 30, 2021 were as follows (in thousands):

June 30, 2021
Total capacity available for revolving loans and letters of credit	$2,510,000
Less:
Borrowings of revolving loans	323,281
Letters of credit outstanding	301,600
Available commitments for issuing revolving loans or new letters of credit	1,885,119
Plus:
Cash and cash equivalents	212,473
Total available commitments under senior credit facility and cash and cash equivalents	$2,097,592
We may seek to access the capital markets from time to time to raise additional capital, increase liquidity as necessary, refinance or extend the term of our existing indebtedness or otherwise fund our capital needs. For example, in September 2020, we issued $1.00 billion aggregate principal amount of our senior notes, receiving proceeds of $986.7 million, net of the original issue discount, underwriting discounts and debt issuance costs. We utilized those proceeds, together with cash on hand, to voluntarily prepay $1.21 billion of outstanding term loans under our senior credit facility. Additionally, we entered into an amendment to our senior credit facility that, among other things, increased the aggregate revolving commitments from $2.14 billion to $2.51 billion and extended the maturity date to September 2025. While our financial strategy and consistent performance have earned us an investment grade rating, our ability to access the capital markets in the future depends on a number of factors, including our financial performance and financial position, our credit rating, industry conditions, general economic conditions, our backlog, capital expenditure commitments, market conditions and market perceptions of us and our industry.
Sources and Uses of Cash
In summary, our cash flows for each period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net cash provided by operating activities	$188,948	$497,479	$314,561	$725,028
Net cash used in investing activities	$(96,371)	$(36,614)	$(319,177)	$(125,747)
Net cash provided by (used in) financing activities	$(81,753)	$(310,636)	$31,236	$(236,710)
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
Net cash provided by operating activities during the three and six months ended June 30, 2021 was negatively impacted primarily by increased working capital requirements, including the ramp up of two larger electric transmission projects in Canada and the timing of the associated billings. Partially offsetting this negative impact was the favorable impact of increased earnings as compared to the three and six months ended June 30, 2020. As permitted under the CARES Act and other federal and state actions, during the three months ended June 30, 2020, we deferred the payment of $58.0 million of federal and state income taxes, which were subsequently paid in July 2020, and the payment of $30.7 million of payroll taxes, 50% of which are due by December 31, 2021 and the remainder of which are due by December 31, 2022. Additionally, net cash provided by operating activities during the six months ended June 30, 2020 was favorably impacted by the receipt of $82.0 million of insurance proceeds associated with the settlement of two pipeline project claims in the fourth quarter of 2019.
Days sales outstanding (DSO) represents the average number of days it takes revenues to be converted into cash, which management believes is an important metric for assessing liquidity. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets less contract liabilities, divided by average revenues per day during the quarter. DSO at June 30, 2021 was 83 days, which was slightly higher than DSO at June 30, 2020 of 82 days and our historical average over the last five years of 81 days, primarily due to increased working capital requirements related to the ramp up of two larger electric transmission projects in Canada and the timing of the associated billings.
Investing Activities
Net cash used in investing activities in the three months ended June 30, 2021 included $74.9 million of capital expenditures and $35.3 million used for acquisitions, some of which relates to acquisitions that closed in prior periods. Partially offsetting these items was $11.4 million of proceeds from the sale of property and equipment. Net cash used in investing activities in the six months ended June 30, 2021 included $158.4 million of capital expenditures; $114.3 million of cash paid for equity and other investments, which primarily related to the acquisition of a minority interest in a broadband technology company; and $68.1 million used for acquisitions, the majority of which relates to acquisitions that closed in prior periods. These items were partially offset by $18.7 million of proceeds from the sale of property and equipment.
Net cash used in investing activities in the three months ended June 30, 2020 included $48.1 million of capital expenditures, which was partially offset by $8.4 million of proceeds from the disposition of businesses and $7.8 million of proceeds from the sale of property and equipment. Net cash used in investing activities in the six months ended June 30, 2020 included $116.3 million used for capital expenditures, $24.4 million used for acquisitions and $8.8 million of cash paid for equity and other investments. These items were partially offset by $12.6 million of proceeds from the sale of property and equipment and $10.9 million of proceeds from the disposition of businesses.
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
Financing Activities
Net cash used in financing activities in the three months ended June 30, 2021 included $36.6 million of payments to satisfy tax withholding obligations associated with stock-based compensation, $29.4 million of cash payments for common stock repurchases, and $8.4 million of cash payments for dividends and cash dividend equivalents. Net cash provided by financing activities in the six months ended June 30, 2021 included $169.2 million of net borrowings under our senior credit facility, partially offset by $60.5 million of cash payments to satisfy tax withholding obligations associated with stock-based compensation, $48.9 million of cash payments for common stock repurchases, and $17.2 million of cash payments for dividends and cash dividend equivalents.
Net cash used in financing activities in the three months ended June 30, 2020 included $282.3 million of net repayments under our senior credit facility, $9.4 million of payments to settle certain contingent consideration liabilities, $7.7 million of payments to satisfy tax withholding obligations associated with stock-based compensation and $7.2 million of cash payments of dividends and cash dividend equivalents. Net cash used in financing activities in the six months ended June 30, 2020 included $200.0 million of cash payments for common stock repurchases, $23.6 million of payments to satisfy tax withholding obligations associated with stock-based compensation, $14.5 million of cash payments for dividends and cash dividend equivalents and $10.4 million of payments to settle certain contingent consideration liabilities, which were partially offset by $21.1 million of net borrowings under our senior credit facility.

    Stock Repurchases
We repurchased the following shares of common stock in the open market under our stock repurchase programs (in thousands):

Quarter ended:	Shares	Amount
June 30, 2021	314	$29,450
March 31, 2021	222	$17,710
December 31, 2020	720	$49,949
September 30, 2020	—	$—
June 30, 2020	—	$—
March 31, 2020	5,960	$200,000
As of June 30, 2021, we are authorized to repurchase up to an additional $489.6 million in shares of common stock through June 30, 2023 under our existing stock repurchase program. Our policy is to record a stock repurchase as of the trade date; however, the payment of cash related to a repurchase is made on the settlement date of the trade. During the three months ended June 30, 2021 and 2020, cash payments related to stock repurchases were $29.4 million and none. During the six months ended June 30, 2021 and 2020, cash payments related to stock repurchases were $48.9 million and $200.0 million.
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
    Dividends
We declared the following cash dividends and cash dividend equivalents during 2020 and the first six months of 2021 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
May 27, 2021	July 1, 2021	July 15, 2021	$0.06	$8,650
March 25, 2021	April 6, 2021	April 15, 2021	$0.06	$8,429
December 11, 2020	January 4, 2021	January 15, 2021	$0.06	$8,933
August 26, 2020	October 1, 2020	October 15, 2020	$0.05	$7,244
May 28, 2020	July 1, 2020	July 15, 2020	$0.05	$7,182
March 26, 2020	April 6, 2020	April 15, 2020	$0.05	$7,184
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
Debt Instruments
2.900% Senior Notes
In September 2020, we issued $1.00 billion aggregate principal amount of the senior notes and received proceeds of $986.7 million from the offering, net of the original issue discount, underwriting discounts and debt issuance costs. Interest on our 2.900% senior notes due October 2030 in the amount of $14.5 million is payable semi-annually in arrears on April 1 and October 1 of each year. The maturity date for the senior notes is October 1, 2030.
Senior Credit Facility
We are party to a credit agreement with various lenders that provides for $2.51 billion of aggregate revolving commitments and has a maturity date of September 22, 2025. Additionally, subject to the conditions specified in the credit agreement, we have the option to increase the capacity of the credit facility. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures, acquisitions and other general corporate purposes. As of June 30, 2021, we were in compliance with all of the financial covenants under the credit agreement.
As of June 30, 2021, we had $323.3 million of outstanding revolving loans under the credit agreement and $301.6 million of letters of credit issued under our senior credit facility. As of June 30, 2021, subject to the applicable sublimits, the remaining $1.89 billion of available commitments under the senior credit facility was available for additional revolving loans or letters of credit in U.S. dollars and certain alternative currencies.
During the three months ended June 30, 2021 and 2020, our weighted average interest rates associated with our senior credit facility were 1.90% and 1.65%. During the six months ended June 30, 2021 and 2020, our weighted average interest rates associated with our senior credit facility were 1.99% and 2.37%.
To address the transition in financial markets away from the London Interest Bank Offered Rate (LIBOR) by the end of 2021, our senior credit facility agreement includes provisions related to the replacement of LIBOR with a LIBOR Successor Rate (as defined in the credit agreement for such facility), which may be a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York. If no LIBOR Successor Rate has been determined at the time certain circumstances are present, the lenders’ obligation to make or maintain loans based on a Eurocurrency rate could be suspended, and loans in U.S. dollars would default to the Base Rate rather than a rate using the Eurocurrency Rate (as defined in the credit agreement). The Base Rate equals the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%, (ii) the prime rate publicly announced by Bank of America, N.A. and (iii) the Eurocurrency Rate plus 1.00%. Changing to an alternative interest rate or to the Base Rate may lead to additional volatility in interest rates and could cause our debt service obligations to increase significantly.

Contractual Obligations and Contingencies
The following table summarizes our future contractual obligations as of June 30, 2021, excluding certain amounts discussed below (in thousands):

	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
Long-term debt - principal (1)	$1,364,851	$5,796	$9,017	$8,628	$7,181	$328,547	$1,005,682
Long-term debt - cash interest (2)	286,045	15,571	31,139	31,061	30,835	30,835	146,604
Operating lease obligations (3)	269,431	48,043	76,476	55,090	34,195	22,640	32,987
Operating lease obligations that have not yet commenced (4)	6,258	260	979	972	984	871	2,192
Finance lease obligations (5)	2,533	585	842	618	386	102	—
Short-term lease obligations (6)	21,686	17,513	4,173	—	—	—	—
Deferral of tax payments (7)	108,870	54,435	54,435	—	—	—	—
Equipment purchase commitments (8)	107,726	72,425	35,301	—	—	—	—
Total contractual obligations	$2,167,400	$214,628	$212,362	$96,369	$73,581	$382,995	$1,187,465
_______________________________________
(1)    Amount represents the principal amount of our long-term debt. The cash interest obligations related to the fixed-rate portion of our long-term debt are included in Long-term debt - cash interest; however, our $323.3 million of outstanding revolving loans under our senior credit facility bear interest at variable market rates. Assuming the principal amount outstanding and interest rate in effect for the revolving loans at June 30, 2021 remained the same, the annual cash interest expense for such loans would be approximately $7.1 million, payable until September 22, 2025, the maturity date of the facility.
(2)    Amount represents cash interest expense associated with our fixed-rate, long-term debt, which primarily includes our senior notes and financing transactions arising from the exercise of our equipment rental purchase options.
(3)    Amounts represent undiscounted operating lease obligations at June 30, 2021 for our real estate and equipment leases. The operating lease obligations recorded on our June 30, 2021 condensed consolidated balance sheet represent the present value of these amounts.
(4)    Amounts represent undiscounted operating lease obligations that have not commenced as of June 30, 2021. The operating lease obligations will be recorded on our condensed consolidated balance sheet beginning on the commencement date of each lease.
(5)    Amounts represent undiscounted finance lease obligations at June 30, 2021. The finance lease obligations recorded on our June 30, 2021 condensed consolidated balance sheet represent the present value of these amounts.
(6)    Amounts represent short-term lease obligations that are not recorded on our June 30, 2021 condensed consolidated balance sheet due to our accounting policy election. Month-to-month rental expense associated primarily with certain equipment rentals is excluded from these amounts because we are unable to accurately predict future rental amounts.
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

Uncollectible accounts receivable - We grant credit under normal payment terms, generally without collateral, to our customers. While we generally have certain statutory lien rights with respect to services provided, we are subject to potential credit risk related to business, economic and financial market conditions that affect these customers and locations, which has been heightened as a result of the unfavorable and uncertain economic and financial market conditions resulting from the ongoing COVID-19 pandemic and the currently challenged energy market. Some of our customers have experienced significant financial difficulties (including bankruptcy), and customers may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of billed and unbilled receivables and contract assets for services we have performed. For example, certain customers within our Underground Utility and Infrastructure segment have experienced operational and/or financial difficulties. For additional information on these matters, see Concentration of Credit Risk in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements.
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
Collective bargaining agreements and multiemployer pension plan liabilities - Certain of our operating units are parties to collective bargaining agreements with unions that represent certain of their employees, and from time to time, we are a party to grievance and arbitration actions based on claims arising out of the collective bargaining agreements, which specify that we pay certain wages, provide certain benefits to union employees and contribute certain amounts to multiemployer pension plans and employee benefit trusts. The location and number of union employees that we employ at any given time and the plans in which they may participate vary depending on our need for union resources in connection with our ongoing projects, and therefore we are unable to accurately predict our union employee payroll and the resulting contribution obligations for future periods. Furthermore, we may be required to make additional contributions to our multiemployer pension plans if they become underfunded or if we withdraw or are deemed to have withdrawn from a plan or a plan is terminated or experiences a mass withdrawal. For additional information on these obligations and potential contingencies, see Collective Bargaining Agreements and Multiemployer Pension Plans in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements.
Bonds and parent guarantees - Many customers, particularly in connection with new construction, require us to post performance and payment bonds, which provide a guarantee that we will perform under the terms of a contract and pay subcontractors and vendors. In certain circumstances, the customer may demand that our surety make payments or provide services under the bond, and we must reimburse the surety for any expenses or outlays it incurs. As of June 30, 2021 the total amount of our outstanding performance bonds was estimated to be approximately $3.9 billion. Additionally, from time to time, we guarantee certain obligations and liabilities of our subsidiaries that may arise in connection with, among other things, contracts with customers, equipment lease obligations, joint venture arrangements and contractor licenses, and may cover all of the subsidiary’s unperformed, undischarged and unreleased obligations and liabilities under or in connection with the relevant agreement. For additional information on these obligations and potential contingencies, see Bonds and Parent Guarantees in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements.
Insurance liabilities - Due to the nature of our operations, at any given time we have a significant amount of accrued insurance claims. As of June 30, 2021 and December 31, 2020, the gross amount accrued for employer’s liability, workers’ compensation, auto liability, general liability, and group health claims totaled $303.7 million and $319.5 million. Additionally, we renew our insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel our coverage or determine to exclude certain items from coverage, or we may elect not to obtain certain types or incremental levels of insurance based on the potential benefits considered relative to the cost of such insurance, or coverage may not be available at reasonable and competitive rates. See Insurance in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements.
Indemnities and assumed liabilities - In connection with our acquisition transactions, we assume certain liabilities and obtain rights to indemnification from the sellers or former owners of acquired businesses for certain risks, liabilities and obligations arising from their prior operations, such as performance, operational, safety, workforce or tax issues. However, we may not have discovered certain liabilities during due diligence and our indemnities may not cover all of our exposure for such pre-acquisition matters or the indemnitors may be unwilling or unable to pay amounts owed to us. Accordingly, we may incur expenses that are not reimbursed, and such amounts could be material. See Indemnities in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements for further discussion related to these potential contingencies.
Liabilities related to our deferred compensation plans - We maintain non-qualified deferred compensation plans pursuant to which non-employee directors and certain key employees may defer receipt of some or all of their compensation. As of June 30, 2021 and December 31, 2020, obligations under these plans, including amounts contributed by Quanta, were $68.2 million and $58.2 million. These plans are unfunded and unsecured compensation arrangements, and the amount of the obligations can fluctuate based on the market value of participants’ investment elections under the plan. See Deferred Compensation Plans in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements for further discussion related to these plans.
Undistributed earnings of foreign subsidiaries - We generally do not provide for taxes related to undistributed earnings of our foreign subsidiaries and we could be subject to additional foreign withholding taxes if we were to repatriate cash that is indefinitely reinvested outside the United States. However, we do not expect such amount to be material.
Unrecognized tax benefits and valuation allowance on deferred tax assets - As of June 30, 2021, the total amount of unrecognized tax benefits relating to uncertain tax positions was $39.1 million. We remain under examination by various U.S. state, Canadian and other foreign tax authorities for multiple periods and believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $13.3 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods. Additionally, Quanta regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain, including in connection with changes in tax laws, and Quanta may not realize deferred tax assets to the extent estimated. See Income Taxes in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements for further discussion related to these potential contingencies.
Commitment fees under our senior credit facility - Fees associated with letters of credit under our senior credit facility and commitment fees under our senior credit facility are variable because they depend on the amount of outstanding letters of credit, availability and applicable fees. Assuming that the amount of letters of credit outstanding and the fees as of June 30, 2021 remained the same, the annual cash expense for our letters of credit would be approximately $3.9 million. See Notes 6 and 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements for further discussion related to these obligations and potential contingencies.
Residual Value Guarantees - We have guaranteed the residual value under certain of our equipment operating leases, agreeing to pay any difference between this residual value and the fair market value of the underlying asset at the date of lease termination. Due to the nature of our operations, at any given time we have a significant amount of outstanding residual value guarantees, and as of June 30, 2021 the maximum guaranteed residual value of this equipment was $889.5 million. While we believe that no significant payments will be made as a result of these residual value guarantees, there can be no assurance that significant payments will not be required in the future.
Off-Balance Sheet Arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include certain obligations relating to our investments and joint venture arrangements; short-term, non-cancelable leases and leases that have not yet commenced; letters of credit obligations; surety guarantees related to bonds; committed expenditures for the purchase of equipment; and certain multiemployer pension plan liabilities. See Contractual Obligations and Contingencies above and Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements for a description of these arrangements.

Critical Accounting Estimates and Policies Update
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with the rules of the SEC. Certain information and footnote disclosures normally included in annual financial statements, which are prepared in accordance with GAAP, have been condensed or omitted pursuant to those rules and regulations. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the condensed consolidated financial statements are published and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our condensed consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates. Management has reviewed its development and selection of critical accounting estimates with the audit committee of our Board of Directors. Our accounting policies are primarily described in Note 2 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of our 2020 Annual Report and, to a lesser extent, in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements and should be read in conjunction with our critical accounting estimates detailed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2020 Annual Report.

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
In addition, we grant credit under normal payment terms, generally without collateral, and therefore are subject to potential credit risk related to our customers’ inability to pay for services provided. Furthermore, the risk of nonpayment may be heightened as a result of depressed economic and financial market conditions, including in connection with the ongoing COVID-19 pandemic and the currently challenged energy market. We believe the concentration of credit risk related to billed and unbilled receivables and contract assets is limited because of the diversity of our customers, and we perform ongoing credit risk assessments of our customers and financial institutions and in some cases obtain collateral or other security from our customers. For example, certain customers within our Underground Utility and Infrastructure Solutions segment have encountered operational and/or financial difficulties. For additional information regarding these matters, see Concentrations of Credit Risk in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements.
Interest Rate Risk. As of June 30, 2021, we had no derivative financial instruments to manage interest rate risk. As such, we were exposed to earnings and fair value risk due to changes in interest rates with respect to our variable rate debt, which is comprised of borrowings under the credit agreement for our senior credit facility. As of June 30, 2021, the fair value of our variable rate debt of $323.3 million approximated book value, and our weighted average interest rate on our variable rate debt for the three months ended June 30, 2021 was 1.90%. The annual effect on our pretax earnings of a hypothetical 50 basis point increase or decrease in variable interest rates would be approximately $1.6 million based on our June 30, 2021 balance of variable rate debt.
Additionally, the transition in financial markets away from the London Interest Bank Offered Rate by the end of 2021 may lead to additional volatility in interest rates and could cause our debt service obligations to increase significantly as further described in Liquidity and Capital Resources - Debt Instruments in Item 2. Management’s Discussion and Analysis.
Foreign Currency Risk. The U.S. dollar is the functional currency for the majority of our operations, which are primarily located within the United States. The functional currency for our foreign operations, which are primarily located in Canada and Australia, is typically the currency of the country in which the foreign operating unit is located. Accordingly, our financial performance is subject to fluctuation due to changes in foreign currency exchange rates relative to the U.S. dollar. During the three and six months ended June 30, 2021, revenues from our foreign operations accounted for 14.3% and 16.2% of our consolidated revenues. Fluctuations in foreign currency exchange rates during the three and six months ended June 30, 2021 caused a net increase of approximately $46 million and $78 million related to foreign revenues when compared to the three and six months ended June 30, 2020.
We are also subject to foreign currency risk with respect to sales, purchases and borrowings that are denominated in a currency other than the respective functional currencies of our operating units. To minimize the risk from changes in foreign currency exchange rates, we may enter into foreign currency derivative contracts to hedge our foreign currency risk on a cash flow basis. We had no outstanding foreign currency derivative contracts at June 30, 2021.

We also have foreign exchange risk related to cash and cash equivalents in foreign banks. Based on the balance of cash and cash equivalents in foreign banks of $35.6 million as of June 30, 2021, an assumed 5% adverse change to foreign exchange rates would result in a fair value decline of $1.4 million.
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
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Evaluation of Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On July 30, 2021, we completed an acquisition in which a portion of the consideration consisted of the unregistered issuance of shares of our common stock. The aggregate consideration paid at closing in the acquisition included 32,822 shares of our common stock, valued at $2.9 million as of the acquisition date. For additional information about this acquisition, see Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. The shares of common stock issued in this transaction were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the shares were issued to the owners of the business acquired in a privately negotiated transaction not involving any public offering or solicitation.
Issuer Purchases of Equity Securities During the Second Quarter of 2021
The following table contains information about our purchases of equity securities during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
April 1 - 30, 2021
Open Market Stock Repurchases (1)	103,821	$94.55	103,821	$509,281,135
Tax Withholding Obligations (2)	349	$87.34	—
May 1 - 31, 2021
Open Market Stock Repurchases (1)	97,528	$95.86	97,528	$499,932,034
Tax Withholding Obligations (2)	3,384	$92.60	—
June 1 - 30, 2021
Open Market Stock Repurchases (1)	112,376	$91.51	112,376	$489,648,012
Tax Withholding Obligations (2)	2,362	$96.73	—
Total	319,820		313,725	$489,648,012
_______________________________________

(1)Includes shares repurchased as of the trade date of such repurchases. On September 4, 2018, we issued a press release announcing that our Board of Directors approved a stock repurchase program that authorizes us to purchase, from time to time through June 30, 2021, up to $500 million of our outstanding common stock. During the three months ended June 30, 2021, we repurchased the remaining amount of common stock authorized under this stock repurchase program and the program was completed. Additionally, on August 6, 2020, we issued a press release announcing that our Board of Directors approved a stock repurchase program that authorizes us to purchase, from time to time through June 30, 2023, up to an additional $500 million of our outstanding common stock. Repurchases under these programs can be made in open market and privately negotiated transactions, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. These programs do not obligate us to acquire any specific amount of common stock and may be modified or terminated by our Board of Directors at any time at its sole discretion and without notice.
(2)Includes shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock unit and performance stock unit awards or the settlement of previously vested but deferred restricted stock unit and performance stock unit awards.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6.Exhibits.

Exhibit No.		Description
3.1		Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed March 26, 2019 and incorporated herein by reference)
3.2		Bylaws of Quanta Services, Inc., as amended and restated December 6, 2018 (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed December 11, 2018 and incorporated herein by reference)
10.1	*
Seventh Amendment to Fourth Amended and Restated Credit Agreement, dated as of May 17, 2021, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, the lenders party thereto, Bank of America, N.A., as Administrative Agent, and the Swing Line Lenders and L/C Issuers party thereto

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
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and with detailed tags

104	*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101)

_______________________________________

*	Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTA SERVICES, INC.

By:	/s/ PAUL M. NOBEL
Paul M. Nobel Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: August 5, 2021