Form 10-Q
period 2021-09-30
QUANTA SERVICES, INC.
filed 2021-11-04
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of November 2, 2021, the number of outstanding shares of Common Stock of the registrant was 142,499,280.

QUANTA SERVICES, INC. AND SUBSIDIARIES

Cautionary Statement About Forward-Looking Statements and Information
This Quarterly Report on Form 10-Q (Quarterly Report) of Quanta Services, Inc. (together with its subsidiaries, Quanta, we, us or our) includes forward-looking statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:
•Projected revenues, net income, earnings per share, margins, cash flows, liquidity, weighted average shares outstanding, capital expenditures and tax rates, as well as other projections of operating and GAAP (as defined below) and non-GAAP financial results;
•Expectations regarding our business or financial outlook;
•Expectations regarding opportunities, technological developments, competitive positioning, future economic and regulatory conditions and other trends in particular markets or industries, including with respect to our increased operations in the renewable energy market after our acquisition of Blattner (as defined below);
•Expectations regarding the pandemic associated with the novel coronavirus disease that began in 2019 (COVID-19), including the continued and potential impact of the COVID-19 pandemic and of governmental responses to the pandemic (including, among other things, implementation of vaccination and testing requirements) on our business, operations, supply chain, personnel, financial condition, results of operations, cash flows and liquidity;
•Expectations regarding our plans and strategies;
•The business plans or financial condition of our customers, including with respect to the COVID-19 pandemic and the transition to a carbon-neutral economy;
•The potential impact of commodity prices and production volumes on our business, financial condition, results of operations, cash flows and demand for our services;
•The potential benefits from, and future financial and operational performance of, acquired businesses and our investments, including Blattner and our equity interest in LUMA (as defined below);
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
•The future demand for, availability of and costs related to labor resources in the industries we serve;
•The expected realization of our remaining performance obligations or backlog;
•The expected outcome of pending or threatened legal proceedings;
•Expectations with respect to our ability to reduce our debt and maintain our current credit ratings; and
•Possible recovery of pending or contemplated insurance claims, change orders and claims asserted against customers or third parties.
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

•Quarterly variations in our operating and financial results, liquidity, financial condition, cash flows, capital requirements, and reinvestment opportunities, including the ongoing and potential impact to our business, operations, workforce and supply chains resulting from the COVID-19 pandemic and governmental responses thereto (including, among other things, implementation of vaccination and testing requirements);
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
•Delays, deferrals, reductions in scope or cancellations of anticipated, pending or existing projects as a result of, among other things, the COVID-19 pandemic, supply chain disruptions, weather, regulatory or permitting issues, environmental processes, project performance issues, claimed force majeure events, protests or other political activity, legal challenges, reductions or eliminations in governmental funding or customer capital constraints;
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
•Our ability to attract, the potential shortage of, and increased costs with respect to skilled employees, as well as our ability to retain key personnel and qualified employees;
•Our dependence on fixed price contracts and the potential that we incur losses with respect to these contracts, including as a result of inaccurate estimates of project costs or inability to meet project schedule requirements or achieve guaranteed performance or quality standards for a project;
•Adverse weather conditions, natural disasters and other emergencies, including wildfires, pandemics (including the ongoing COVID-19 pandemic), hurricanes, tropical storms, floods, debris flows, earthquakes and other geological- and weather-related hazards;
•Our ability to generate internal growth;
•Competition in our business, including our ability to effectively compete for new projects and market share;
•The future development of natural resources;
•The failure of existing or potential legislative actions and initiatives to result in increased demand for our services;

•Fluctuations of prices of certain materials and equipment used in our and our customers’ businesses, including as a result of inflation, supply chain disruptions, governmental regulations on sourcing, the imposition of tariffs, and other changes in U.S. trade relationships with foreign countries;
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
•Budgetary or other constraints that may reduce or eliminate tax incentives or government funding for projects, including renewable energy projects, which may result in project delays or cancellations;
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
•The potential adverse impact of acquisitions and investments, including the potential increase in risks already existing in our operations, poor performance or decline in value of acquired businesses or investments and unexpected costs or liabilities that may arise from acquisitions or investments;
•The adverse impact of impairments of goodwill, other intangible assets, receivables, long-lived assets or investments;
•Difficulties arising from our decentralized management structure;
•The impact of the unionized portion of our workforce on our operations, including labor stoppages or interruptions due to strikes or lockouts;
•An inability to access sufficient funding to finance desired growth and operations, including our ability to access capital markets on favorable terms, as well as fluctuations in the price and trading volume of our common stock, debt covenant compliance, interest rate fluctuations, a downgrade in our credit ratings and other factors affecting our financing and investing activities;
•Our ability to obtain bonds, letters of credit and other project security;
•Risks related to the implementation of new information technology systems;
•New or changed tax laws, treaties or regulations;
•Inability to realize deferred tax assets;
•Significant fluctuations in foreign currency exchange rates; and
•The other risks and uncertainties described elsewhere herein, including in Item 1A. Risk Factors of Part II of this Quarterly Report and in Item 1A. Risk Factors of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report), and as may be detailed from time to time in our other public filings with the U.S. Securities and Exchange Commission (SEC).

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,696,210	$184,620
Accounts receivable, net of allowances of $39,709 and $16,546	3,002,172	2,716,083
Contract assets	760,279	453,832
Inventories	61,959	50,472
Prepaid expenses and other current assets	183,514	183,382
Total current assets	5,704,134	3,588,389
Property and equipment, net of accumulated depreciation of $1,481,416 and $1,372,132	1,601,500	1,560,656
Operating lease right-of-use assets	232,282	256,845
Other assets, net	602,838	435,713
Other intangible assets, net of accumulated amortization of $582,126 and $517,574	388,999	435,655
Goodwill	2,145,963	2,121,014
Total assets	$10,675,716	$8,398,272
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term debt	$23,748	$14,764
Current portion of operating lease liabilities	78,869	85,134
Accounts payable and accrued expenses	1,760,789	1,509,794
Contract liabilities	501,142	528,864
Total current liabilities	2,364,548	2,138,556
Long-term debt, net of current maturities	2,930,905	1,174,294
Operating lease liabilities, net of current portion	161,320	178,822
Deferred income taxes	184,827	166,407
Insurance and other non-current liabilities	400,284	391,221
Total liabilities	6,041,884	4,049,300
Commitments and Contingencies
Equity:
Common stock, $0.00001 par value, 600,000,000 shares authorized, 165,007,258 and 162,710,792 shares issued, and 139,111,888 and 138,300,191 shares outstanding	2	2
Additional paid-in capital	2,232,319	2,170,026
Retained earnings	3,620,409	3,264,967
Accumulated other comprehensive loss	(242,986)	(232,997)
Treasury stock, 25,895,370 and 24,410,601 common shares	(979,034)	(857,817)
Total stockholders’ equity	4,630,710	4,344,181
Non-controlling interests	3,122	4,791
Total equity	4,633,832	4,348,972
Total liabilities and equity	$10,675,716	$8,398,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$3,353,278	$3,020,161	$9,056,675	$8,290,487
Cost of services (including depreciation)	2,818,602	2,512,647	7,701,398	7,095,513
Gross profit	534,676	507,514	1,355,277	1,194,974
Equity in earnings of integral unconsolidated affiliates	10,232	5,120	22,865	6,165
Selling, general and administrative expenses	(274,846)	(250,654)	(788,308)	(709,299)
Amortization of intangible assets	(22,772)	(19,687)	(65,418)	(55,374)
Asset impairment charges	—	—	(2,319)	—
Change in fair value of contingent consideration liabilities	787	(78)	1,360	(598)
Operating income	248,077	242,215	523,457	435,868
Interest expense	(17,259)	(11,049)	(42,843)	(33,709)
Interest income	72	80	3,098	1,114
Other income (expense), net	6,089	2,931	18,232	(3,649)
Income before income taxes	236,979	234,177	501,944	399,624
Provision for income taxes	61,581	70,477	116,256	119,626
Net income	175,398	163,700	385,688	279,998
Less: Net income attributable to non-controlling interests	1,033	787	4,529	4,453
Net income attributable to common stock	$174,365	$162,913	$381,159	$275,545

Earnings per share attributable to common stock:
Basic	$1.25	$1.16	$2.72	$1.95
Diluted	$1.21	$1.13	$2.64	$1.90

Shares used in computing earnings per share:
Weighted average basic shares outstanding	140,008	140,542	140,134	141,610
Weighted average diluted shares outstanding	144,304	144,363	144,448	144,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$175,398	$163,700	$385,688	$279,998
Other comprehensive income (loss), net of tax provision:
Foreign currency translation adjustment, net of tax of $0, $0, $0 and $0	(26,429)	15,707	(10,009)	(32,524)
Other, net of tax of $1, $0, $4 and $0	6	—	20	—
Other comprehensive income (loss)	(26,423)	15,707	(9,989)	(32,524)
Comprehensive income	148,975	179,407	375,699	247,474
Less: Comprehensive income attributable to non-controlling interests	1,033	787	4,529	4,453
Total comprehensive income attributable to common stock	$147,942	$178,620	$371,170	$243,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cash Flows from Operating Activities:
Net income	$175,398	$163,700	$385,688	$279,998
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	61,616	56,244	186,480	165,180
Amortization of intangible assets	22,772	19,687	65,418	55,374
Asset impairment charges	—	—	2,319	—
Impairment of cost method investment	—	—	—	9,311
Change in fair value of contingent consideration liabilities	(787)	78	(1,360)	598
Equity in (earnings) losses of unconsolidated affiliates	(10,758)	(5,260)	(24,734)	2,207
Amortization of deferred financing costs	3,919	3,070	5,609	4,247
Gain on sale of property and equipment	(1,077)	(2,246)	(10,931)	(4,218)
Provision for credit losses	249	1,566	24,169	2,910
Deferred income tax provision (benefit)	(2,502)	(17,443)	14,245	(19,226)
Non-cash stock-based compensation	21,642	21,431	64,252	58,323
Foreign currency gain	(4,901)	(1,505)	(6,531)	(4,942)
Payments for contingent consideration liabilities	—	—	—	(590)
Changes in operating assets and liabilities, net of non-cash transactions	(247,695)	(124,463)	(372,187)	290,715
Net cash provided by operating activities	17,876	114,859	332,437	839,887
Cash Flows from Investing Activities:
Capital expenditures	(74,612)	(50,780)	(232,996)	(167,037)
Proceeds from sale of property and equipment	16,431	5,844	35,101	18,460
Proceeds from insurance settlements related to property and equipment	255	73	535	271
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(33,261)	(187,655)	(101,373)	(212,092)
Proceeds from disposition of businesses	—	203	—	11,064
Investments in unconsolidated affiliates and other	(5,154)	(778)	(119,478)	(9,538)
Cash received from investments in unconsolidated affiliates and other entities	5	2,538	3,022	2,570
Cash paid for intangible assets	(200)	—	(524)	—
Net cash used in investing activities	(96,536)	(230,555)	(415,713)	(356,302)
Cash Flows from Financing Activities:
Borrowings under credit facility	1,240,766	478,762	3,124,845	2,453,941
Payments under credit facility	(1,142,350)	(1,648,614)	(2,857,190)	(3,602,660)
Proceeds from notes offering	1,487,450	990,130	1,487,450	990,130
Payments of other long-term debt	(916)	(652)	(2,530)	(1,635)
Net repayments of short-term debt, net of borrowings	13,619	(1,761)	9,372	(6,180)
Deferred financing costs	(5,056)	(7,794)	(5,056)	(7,794)
Payments for contingent consideration liabilities	—	—	(263)	(10,399)
Distributions to non-controlling interests	(1,107)	(744)	(6,357)	(4,669)
Payments related to tax withholding for stock-based compensation	(2,638)	(830)	(63,131)	(24,403)
Payment of dividends	(8,414)	(7,001)	(25,627)	(21,545)
Repurchase of common stock	(17,764)	—	(66,687)	(200,000)
Net cash provided by (used in) financing activities	1,563,590	(198,504)	1,594,826	(435,214)

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(549)	449	738	986
Net increase in cash, cash equivalents and restricted cash	1,484,381	(313,751)	1,512,288	49,357
Cash, cash equivalents and restricted cash, beginning of period	214,715	532,853	186,808	169,745
Cash, cash equivalents and restricted cash, end of period	$1,699,096	$219,102	$1,699,096	$219,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2020	138,300,191	$2	$2,170,026	$3,264,967	$(232,997)	$(857,817)	$4,344,181	$4,791	$4,348,972
Other comprehensive income	—	—	—	—	8,539	—	8,539	—	8,539
Stock-based compensation activity	1,368,739	—	13,702	—	—	(55,101)	(41,399)	—	(41,399)
Common stock repurchases	(222,081)	—	—	—	—	(17,710)	(17,710)	—	(17,710)
Dividends declared ($0.06 per share)	—	—	—	(8,429)	—	—	(8,429)	—	(8,429)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,129)	(1,129)
Net income	—	—	—	89,761	—	—	89,761	1,558	91,319
Balance, March 31, 2021	139,446,849	2	2,183,728	3,346,299	(224,458)	(930,628)	4,374,943	5,220	4,380,163
Other comprehensive income	—	—	—	—	7,895	—	7,895	—	7,895
Stock-based compensation activity	64,600	—	25,177	—	—	(216)	24,961	—	24,961
Common stock repurchases	(313,725)	—	—	—	—	(29,450)	(29,450)	—	(29,450)
Dividends declared ($0.06 per share)	—	—	—	(8,650)	—	—	(8,650)	—	(8,650)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(4,121)	(4,121)
Other	—	—	—	—	—	—	—	25	25
Net income	—	—	—	117,033	—	—	117,033	1,938	118,971
Balance, June 30, 2021	139,197,724	2	2,208,905	3,454,682	(216,563)	(960,294)	4,486,732	3,062	4,489,794
Other comprehensive loss	—	—	—	—	(26,423)	—	(26,423)	—	(26,423)
Acquisitions	32,822	—	2,479	—	—	—	2,479	—	2,479
Stock-based compensation activity	66,100	—	20,935	—	—	(1,912)	19,023	—	19,023
Common stock repurchases	(184,758)	—	—	—	—	(16,828)	(16,828)	—	(16,828)
Dividends declared ($0.06 per share)	—	—	—	(8,638)	—	—	(8,638)	—	(8,638)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,107)	(1,107)
Other	—	—	—	—	—	—	—	134	134
Net income	—	—	—	174,365	—	—	174,365	1,033	175,398
Balance, September 30, 2021	139,111,888	$2	$2,232,319	$3,620,409	$(242,986)	$(979,034)	$4,630,710	$3,122	$4,633,832

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
On October 13, 2021, Quanta completed the acquisition of Blattner Holding Company and its operating subsidiaries (collectively, Blattner). Blattner is a large utility-scale renewable energy infrastructure solutions provider that is located and primarily operates in North America. For additional information regarding this acquisition, see Note 4. Blattner provides comprehensive solutions to customers in the renewable energy industry, which generally include front-end engineering, procurement, project management and construction services for wind, solar and energy storage projects. Blattner’s results will be included in Quanta’s consolidated financial statements beginning on the acquisition date.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation
The condensed consolidated financial statements of Quanta include the accounts of Quanta Services, Inc. and its wholly-owned subsidiaries, which are also referred to as its operating units. The condensed consolidated financial statements also include the accounts of certain of Quanta’s investments in joint ventures, which are either consolidated or proportionately consolidated. Investments in affiliated entities in which Quanta does not have a controlling financial interest, but over which Quanta has significant influence, usually because Quanta holds a voting interest of between 20% and 50% in the affiliated entity, are accounted for using the equity method. Unless the context requires otherwise, references to Quanta include Quanta Services, Inc. and its consolidated subsidiaries.
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
Performance Obligations
At September 30, 2021 and December 31, 2020, the aggregate transaction price allocated to unsatisfied or partially satisfied performance obligations was approximately $4.37 billion and $3.99 billion, of which 78.7% and 71.2% were expected to be recognized in the subsequent twelve months. These amounts represent management’s estimates of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work had not yet begun as of such dates. For purposes of calculating remaining performance

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
obligations, Quanta includes all estimated revenues attributable to consolidated joint ventures and variable interest entities, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under MSAs and non-fixed price contracts expected to be completed within one year.
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
Operating results for the three months ended September 30, 2021 were favorably impacted by $41.9 million, or 7.8%, of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress at June 30, 2021. Operating results for the nine months ended September 30, 2021 were favorably impacted by $127.4 million, or 9.4%, of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2020. The overall favorable impact resulted from net positive changes in estimates across a large number of projects, primarily as a result of favorable performance and successful mitigation of risks and contingencies as the projects progressed to completion.
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
Certain projects were materially impacted by changes to estimated contract revenues and/or project costs during the three and nine months ended September 30, 2020. Revenues and gross profit were favorably impacted as a result of successful execution through project risks and close-out activities on certain large pipeline projects in the United States, as well as a project scope reduction on a large pipeline project in the United States that allowed Quanta to recognize a portion of previously deferred milestone payments and reduce certain contingencies on the project. The favorable impact related to these projects was partially offset by increased costs on two large pipeline projects in Canada that experienced severe weather conditions during the three and nine months ended September 30, 2020, both of which were complete as of September 30, 2021. With respect to all of these large pipeline projects, the aggregate net favorable impact on gross profit related to work performed in prior periods was $32.9 million and $15.1 million during the three and nine months ended September 30, 2020.
Additionally, during the three and nine months ended September 30, 2020, Quanta was pursuing the orderly exit of its Latin American operations, which was substantially complete as of December 31, 2020. These operations were adversely impacted by the COVID-19 pandemic due to shelter-in-place restrictions and other work disruptions, and as a result Quanta accelerated various contract terminations and other activities in order to expedite cessation of operations in the region. These factors resulted in changes in estimates on several projects and negatively impacted gross profit related to work performed in prior periods by $12.1 million and $28.6 million in the aggregate during the three and nine months ended September 30, 2020.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Changes in cost estimates on certain contracts may also result in the issuance of change orders, which can be approved or unapproved by the customer, or the assertion of contract claims. As of September 30, 2021 and December 31, 2020, Quanta had recognized revenues of $254.1 million and $141.2 million related to change orders and claims included as contract price adjustments that were in the process of being negotiated in the normal course of business. The largest component of the revenues recognized is associated with change orders and claims arising from delays on two electric transmission projects in Canada. The most significant delays on these projects occurred in the first and third quarters of 2021 and were related to the COVID-19 pandemic that negatively impacted productivity. Additionally, during the third quarter of 2021, both of the projects were negatively impacted by unrelated wildfires, and one was also impacted by acceleration of the project timeline, all of which resulted in change orders. Quanta believes that the contracts for these projects entitle it to recover certain amounts associated with these delays. The aggregate amounts related to change orders and claims, which are included in “Contract assets” in the accompanying condensed consolidated balance sheets, represent management’s estimates of additional contract revenues that have been earned and are probable of collection. However, Quanta’s estimates could change, and the amount ultimately realized could be significantly higher or lower than the estimated amount.
Revenues by Category
The following tables present Quanta’s revenue disaggregated by geographic location, as determined by the job location, and contract type (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
By primary geographic location:
United States	$2,892,446	86.2%	$2,629,606	87.1%	$7,669,360	84.7%	$7,105,568	85.7%
Canada	382,072	11.4%	320,576	10.6%	1,123,077	12.4%	917,621	11.1%
Australia	52,804	1.6%	49,537	1.6%	170,719	1.9%	156,664	1.9%
Others	25,956	0.8%	20,442	0.7%	93,519	1.0%	110,634	1.3%
Total revenues	$3,353,278	100.0%	$3,020,161	100.0%	$9,056,675	100.0%	$8,290,487	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
By contract type:
Unit-price contracts	$1,399,358	41.8%	$1,141,102	37.7%	$3,593,644	39.7%	$3,034,169	36.6%
Cost-plus contracts	825,622	24.6%	702,392	23.3%	2,247,879	24.8%	1,958,404	23.6%
Fixed price contracts	1,128,298	33.6%	1,176,667	39.0%	3,215,152	35.5%	3,297,914	39.8%
Total revenues	$3,353,278	100.0%	$3,020,161	100.0%	$9,056,675	100.0%	$8,290,487	100.0%
Under fixed price contracts, as well as unit-price contracts with more than an insignificant amount of partially completed units, revenue is recognized as performance obligations are satisfied over time, with the percentage completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 42.5% and 47.9% of Quanta’s revenues recognized during the three months ended September 30, 2021 and 2020 were associated with this revenue recognition method, and 43.4% and 48.4% of Quanta’s revenues recognized during the nine months ended September 30, 2021 and 2020 were associated with this revenue recognition method.
Contract Assets and Liabilities
Contract assets and liabilities, recorded as current assets and liabilities, respectively, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Contract assets	$760,279	$453,832
Contract liabilities	$501,142	$528,864
Contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end and variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, deferred billings and unapproved change orders and contract claims recognized in

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
revenues. The increase in contract assets from December 31, 2020 to September 30, 2021 was primarily due to increased working capital requirements related to progress on two large electric transmission projects in Canada and the timing of billings for such projects. Both of the projects were negatively impacted by delays related to the COVID-19 pandemic and unrelated wildfires, and one project was also impacted by acceleration of the project timeline, all of which resulted in change orders and an increase in contract assets.
Revenues were positively impacted by $151.7 million during the nine months ended September 30, 2021 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2020. During the nine months ended September 30, 2021, Quanta recognized revenue of approximately $381.9 million related to contract liabilities outstanding at December 31, 2020.
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
For example, in July 2021 Limetree Bay Refining, LLC (Limetree Refining), a customer within Quanta’s Underground Utility and Infrastructure Solutions segment, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, as amended, after experiencing operational and financial difficulties and shutting down operations at its refinery. As of September 30, 2021, Quanta had $31.3 million of billed and unbilled receivables for services performed and other costs. Quanta also had $0.7 million of billed and unbilled receivables outstanding from Limetree Bay Terminals, LLC (Limetree Terminals), an affiliate of Limetree Refining that has not filed for bankruptcy. During the three months ended June 30, 2021, Quanta recorded a provision for credit loss of $23.6 million with respect to these receivables based on the current estimated amount of expected loss. However, given the uncertainties associated with the bankruptcy proceeding and the financial condition of the customers, the amount of receivables ultimately collected and the ultimate amount of credit loss recognized depends on a number of factors that are subject to change, including, among other things, the potential sale of the refinery assets by Limetree Refining, negotiations with respect to payment of the amounts owed by Limetree Terminals and the result of any preferential payment actions brought in the bankruptcy proceeding. As such, an additional allowance for credit loss may be recorded in the future, including with respect to the remaining $8.4 million of receivables owed by the customers. See Concentrations of Credit Risk in Note 10 for further discussion of the credit quality of certain other outstanding receivables due from customers that have experienced financial difficulties.
Activity in Quanta’s allowance for credit losses consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance at beginning of period	$39,713	$14,948	$16,546	$9,398
Cumulative effect of adoption of new credit loss standard	—	—	—	5,067
Provision for credit losses	249	1,566	24,169	2,910
Direct write-offs charged against the allowance	(253)	(110)	(1,006)	(971)
Balance at end of period	$39,709	$16,404	$39,709	$16,404
Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on Quanta’s

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months of September 30, 2021. Retainage balances with expected settlement dates within twelve months of September 30, 2021 and December 31, 2020 were $295.9 million and $306.3 million, which are included in “Accounts receivable.” Retainage balances with expected settlement dates beyond twelve months of September 30, 2021 and December 31, 2020 were each $88.2 million and are included in “Other assets, net.”
Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date or when amounts arise from routine lags in billing (for example, work completed during one month but not billed until the next month). These balances do not include revenues recognized for work performed under fixed-price contracts, as these amounts are recorded as “Contract assets.” At September 30, 2021 and December 31, 2020, unbilled receivables included in “Accounts receivable” were $827.3 million and $472.3 million. The increase in unbilled receivables was primarily due to the ramp up of work, certain delays in billing related to a large customer and a significant amount of emergency restoration services revenues performed in the latter part of the third quarter that remained unbilled at the end of the quarter. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $39.5 million and $53.6 million at September 30, 2021 and December 31, 2020.
Cash and Cash Equivalents
Amounts related to Quanta’s cash and cash equivalents based on geographic location of the bank accounts were as follows (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents held in domestic bank accounts	$1,664,990	$156,122
Cash and cash equivalents held in foreign bank accounts	31,220	28,498
Total cash and cash equivalents	$1,696,210	$184,620
At September 30, 2021 and December 31, 2020, cash equivalents were $1.63 billion and $98.0 million and consisted primarily of money market investments and money market mutual funds and are discussed further in the Fair Value Measurements section within this Note 2. The proceeds received from Quanta’s issuance of senior notes on September 23, 2021 represented a significant portion of the cash and cash equivalents balance at September 30, 2021, and such proceeds were utilized to fund the acquisition of Blattner on October 13, 2021, as described further in Notes 4 and 6.
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

	September 30, 2021	December 31, 2020
Cash and cash equivalents held by domestic joint ventures	$13,377	$7,714
Cash and cash equivalents held by foreign joint ventures	4,568	3,973
Total cash and cash equivalents held by joint ventures	17,945	11,687
Cash and cash equivalents held by captive insurance company	132,916	85,014
Cash and cash equivalents not held by joint ventures or captive insurance company	1,545,349	87,919
Total cash and cash equivalents	$1,696,210	$184,620
Goodwill and Other Intangible Assets
Goodwill, net of accumulated impairment losses, represents the excess of cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses and is stated at cost. Quanta has determined that its individual operating units represent its reporting units for the purpose of assessing goodwill impairment. Goodwill is not amortized but is tested for impairment annually in the fourth quarter of the fiscal year, or more frequently if events or circumstances arise which indicate

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
that goodwill may be impaired. Qualitative indicators that may trigger the need for annual or interim quantitative impairment testing include, among other things, deterioration in macroeconomic conditions; declining financial performance; deterioration in the operational environment; an expectation of selling or disposing of a portion of a reporting unit; a significant change in market, management, business strategy or business climate; a loss of a significant customer; increased competition; a sustained decrease in share price; or a decrease in Quanta’s market capitalization below book value. Quanta did not identify any triggering events in the first three quarters of 2021 and did not recognize any goodwill impairments for the three and nine months ended September 30, 2021.
Quanta’s intangible assets include customer relationships; backlog; trade names; non-compete agreements; patented rights, developed technology, and process certifications; and curriculum, all of which are subject to amortization, as well as an engineering license, which is not subject to amortization. As a result of the broader challenges in the energy market, the effect of which continues to be exacerbated by the COVID-19 pandemic, Quanta assessed the expected negative impact related to its intangible assets, particularly intangible assets associated with reporting units within the Underground Utility and Infrastructure Solutions Division. Quanta concluded that such impact is not likely to result in intangible asset impairments, and therefore no intangible asset impairments were recognized during the three and nine months ended September 30, 2021.
In connection with its annual goodwill assessment in 2020, Quanta also considered the sensitivity of its fair value estimates to changes in certain valuation assumptions, including with respect to reporting units within Quanta’s Underground Utility and Infrastructure Solutions Division that have recently been negatively impacted by energy market challenges. The potential future impact of these challenges is uncertain and depends on numerous factors and could continue or increase in future periods. In particular, two Canadian pipeline-related businesses and a United States material handling services business were identified in the annual goodwill assessment to have an increased risk of goodwill impairment in the near and medium term due to the currently challenged energy market. After taking into account a 10% decrease in fair value, these reporting units would have had fair values below their carrying amounts as of December 31, 2020. The aggregate goodwill and intangible asset balances for these three businesses totaled $100.1 million and $16.0 million as of September 30, 2021. In addition, a specialized industrial services business located in the United States experienced lower demand for certain services during the year ended December 31, 2020, which has continued in 2021, as customers reduced and deferred regularly scheduled maintenance due to lack of demand for refined products, particularly certain transportation-related fuels, as a result of the COVID-19 pandemic. After taking into account a 10% decrease in fair value, the reporting unit would have had a fair value in excess of its carrying amount as of December 31, 2020; however, uncertainty as to the timing and extent of recovery of demand for refined products has increased the risk of goodwill impairment for this reporting unit. The goodwill and intangible asset balances for this reporting unit were $313.4 million and $51.9 million as of September 30, 2021. Quanta will continue to monitor the goodwill associated with these reporting units, and should they suffer additional declines in actual or forecasted financial results, the risk of goodwill impairment would increase.
Investments in Affiliates and Other Entities
Investments in entities of which Quanta is not the primary beneficiary, but over which Quanta has the ability to exercise significant influence, are accounted for using the equity method of accounting. Equity method investments are carried at original cost adjusted for Quanta’s proportionate share of the investees’ income, losses and distributions. The carrying values for Quanta’s unconsolidated equity method investments were $73.8 million and $44.9 million at September 30, 2021 and December 31, 2020 and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets. Quanta’s share of net income or losses of these investments is included within operating income in the accompanying condensed consolidated statements of operations when the investee is operationally integral to the operations of Quanta and is reported as “Equity in earnings (losses) of integral unconsolidated affiliates.” Quanta’s share of net income or losses of unconsolidated equity method investments that are not operationally integral to the operations of Quanta are included in “Other income (expense), net” below operating income in the accompanying condensed consolidated statements of operations. As of September 30, 2021, Quanta had receivables of $13.3 million and payables of $3.2 million from its integral unconsolidated affiliates.
During the nine months ended September 30, 2020, Quanta recognized impairment losses of $8.7 million related to a non-integral equity method investment, which were primarily due to the decline in commodity prices and production volumes during 2020. These impairment losses are included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2020.
In October 2021, Quanta acquired a 44% interest in an entity that provides right-of-way solutions, including site preparation and clearing, materials delivery and installation and management of permitting requirements and traffic control for approximately $18 million, subject to certain adjustments. This investment will be accounted for as an integral affiliate using the equity method of accounting.

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
The carrying values for investments accounted for using the cost method of accounting were $130.2 million and $39.5 million at September 30, 2021 and December 31, 2020, and these amounts are included in “Other assets, net” in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2021, Quanta acquired a minority interest in a broadband technology provider for $90.0 million. This investment includes preferential liquidation rights and is accounted for using the cost method of accounting. There have been no changes in the carrying value of the investment through September 30, 2021.
During the three months ended March 31, 2021, Quanta also purchased, through its wholly-owned captive insurance company, certain real property, including associated buildings and facilities, that is expected to be developed for its future corporate headquarters. A portion of this property is currently leased to third-party lessees and is expected to continue to be leased to third-party lessees in the future. As a result, an investment in real estate of $23.5 million was recognized at cost for the third-party leased portion of the property during the three months ended March 31, 2021, and the carrying amount of $23.4 million is included in “Other assets, net” in the accompanying condensed consolidated balance sheet at September 30, 2021.
During the three months ended June 30, 2020, Quanta recognized a $9.3 million impairment to an investment in a water and gas infrastructure contractor, which also represents the cumulative amount of impairment on investments accounted for using the cost method of accounting. Quanta did not exercise its option to acquire the remaining interest in this business at an agreed price based on a multiple of the company’s earnings during a designated performance period.
See Note 10 for additional information related to investments.
Puerto Rico Joint Venture
During the three months ended June 30, 2020, a joint venture in which Quanta owns a 50% interest, LUMA Energy, LLC (LUMA), was selected for a 15-year operation and maintenance agreement to operate, maintain and modernize the approximately 18,000-mile electric transmission and distribution system in Puerto Rico. In June 2021, LUMA completed the steps necessary to transition operation and maintenance of the system from the owner to LUMA and entered into an interim services agreement. Once the owner emerges from its Title III debt restructuring process, the 15-year operation and maintenance period is scheduled to begin. During the interim services period, LUMA receives a fixed annual management fee, payable in monthly installments, and is reimbursed for costs and expenses. During the 15-year operation and maintenance period, LUMA will continue to be reimbursed for costs and expenses and receive a fixed annual management fee, but will also have the opportunity to receive additional annual performance-based incentive fees. LUMA has not assumed and will not assume ownership of any electric transmission and distribution system assets or be responsible for operation of the power generation assets. Quanta’s ownership interest and participation in LUMA is accounted for as an equity method investment due to Quanta’s equal ownership and management of LUMA with its joint venture partner. LUMA is operationally integral to the operations of Quanta, and therefore Quanta’s share of LUMA’s net income or losses is reported within operating income in “Equity in earnings (losses) of integral unconsolidated affiliates.” Included within the equity method investments described above are Quanta’s equity interest in LUMA of $34.5 million and $10.9 million at September 30, 2021 and December 31, 2020.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accounts payable and accrued expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts payable, trade	$956,873	$798,023
Accrued compensation and related expenses	497,451	378,002
Other accrued expenses	306,465	333,769
Accounts payable and accrued expenses	$1,760,789	$1,509,794
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
As of September 30, 2021, the total amount of unrecognized tax benefits relating to uncertain tax positions was $40.6 million, an increase of $7.4 million from December 31, 2020. The increase resulted primarily from a $5.0 million increase in reserves for uncertain tax positions expected to be taken in 2021 and a $2.4 million increase related to prior year positions. Quanta’s consolidated federal income tax return for tax year 2019 is currently under examination by the Internal Revenue Services (IRS), and Quanta’s consolidated federal income tax returns for tax years 2017, 2018, and 2020 remain open to examination by the IRS, as these statute of limitations periods have not yet expired. Additionally, various state and foreign tax returns filed by Quanta and certain subsidiaries for multiple periods remain under examination by various U.S. state and foreign tax authorities. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $13.3 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.
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
Financial Instruments
The carrying amounts of cash equivalents, accounts receivable, contract assets, accounts payable, accrued expenses and contract liabilities approximate fair value due to the short-term nature of these instruments. All of Quanta’s cash equivalents were categorized as Level 1 assets at September 30, 2021 and December 31, 2020, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.
Long-term Debt
The carrying amount of variable rate debt, which includes borrowings under Quanta’s senior credit facility, approximates fair value. Quanta’s fixed rate debt primarily includes its senior notes. The fair value of Quanta’s senior notes, which are described further in Note 6, was $2.52 billion at September 30, 2021, compared to a carrying value of $2.47 billion net of unamortized bond discount, underwriting discounts and deferred financing costs of $28.3 million. The fair value of the senior notes is based on the quoted market prices for the same issue, and the senior notes are categorized as Level 1 liabilities. See Note 6 for additional information regarding Quanta’s senior credit facility and senior notes.

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

4. ACQUISITIONS:
On October 13, 2021, Quanta completed the acquisition of Blattner, a large utility-scale renewable energy infrastructure solutions provider in North America. The consideration for this transaction consisted of approximately $2.29 billion paid in cash on the date of acquisition and 3.3 million shares of Quanta common stock, which had a fair value of $345.4 million as of the date of the acquisition. The final amount of consideration for this acquisition remains subject to certain post-closing adjustments, including with respect to net working capital. Additionally, pursuant to the terms of the agreement and plan of merger, the former owners of Blattner are eligible for the potential payment of up to $300 million of contingent consideration, payable to the extent the acquired business achieves certain financial performance objectives over a three-year period beginning in January 2022. Blattner’s results will be included in Quanta’s consolidated financial statements beginning on the acquisition date. Quanta is in the process of performing procedures to determine the fair value of assets acquired and liabilities assumed related to the acquisition of Blattner, including the fair value assessment of contingent consideration, and will include the preliminary purchase price allocation in its Annual Report on Form 10-K for the year ended December 31, 2021. See Note 6 for additional information regarding the financing of this acquisition.
In addition, in October 2021, Quanta acquired a business located in the United States that provides electric power construction and related services. The aggregate consideration for this acquisition included approximately $50.0 million paid or

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
payable in cash, subject to certain adjustments, and the issuance of 42,748 shares of common stock, which had a fair value of approximately $4.0 million at the acquisition date.
During the nine months ended September 30, 2021, Quanta acquired a communications services business located in the United States that performs data center connection services; a business located in the United States that designs, develops and holds a certification for the manufacture of personal protective breathing equipment and related monitoring devices primarily used in the refining and petrochemical industries, including in connection with catalyst services; a business located in Canada that provides front-end land services for infrastructure development projects in Canada and the United States; and a business located in the United States that primarily provides horizontal directional drilling services. The aggregate consideration for these acquisitions was $59.2 million paid or payable in cash (subject to certain adjustments) and 32,822 shares of Quanta common stock, which had a fair value of $2.5 million as of the applicable acquisition date.
During the year ended December 31, 2020, Quanta acquired a contractor located in the United States that provides electric power distribution, transmission and substation maintenance and construction, directional boring and emergency restoration services; a professional engineering business located in the United States that provides infrastructure engineering and design services to electric utilities, gas utilities and communications services companies, as well as permitting and utility locating services; a business located in the United States that provides aviation services primarily for the utility industry; an electric power infrastructure business located in the United States that primarily provides underground conduit services; a business located in the United States that specializes in the deployment of short- and long-haul fiber optic cable and utilities; an industrial services business located in Canada that performs catalyst handling services, including changeover and shutdown maintenance, for customers in the refining and chemical industries; and a business located in the United States that provides heavy, civil, industrial and energy related services and specializes in the construction and maintenance of pipelines and metering stations. The aggregate consideration for these acquisitions was $359.6 million paid or payable in cash (subject to certain adjustments) and 1,334,469 shares of Quanta common stock, which had a fair value of $57.1 million as of the respective acquisition dates. Additionally, one of the acquisitions includes the potential payment of up to approximately $6.9 million of contingent consideration, payable if the acquired business achieves certain performance objectives over a five-year post-acquisition period. Based on the estimated fair value of the contingent consideration, Quanta recorded a $2.3 million liability as of the acquisition date.
The results of the businesses acquired as of or prior to September 30, 2021 have been included in Quanta’s consolidated financial statements beginning on the respective acquisition dates, with the results of the manufacturing business, the industrial services business and the business specializing in construction and maintenance of pipelines and metering stations generally included in the Underground Utility and Infrastructure Solutions segment and the results of the remaining businesses generally included in the Electric Power Infrastructure Solutions segment.
The following table summarizes the aggregate consideration paid or payable as of September 30, 2021 for the acquisitions completed in the nine months ended September 30, 2021 and the year ended December 31, 2020 and presents the allocation of these amounts to net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates, inclusive of any purchase price adjustments. These allocations require significant use of estimates and are based on information that was available to management at the time these condensed consolidated financial statements were prepared. Quanta uses a variety of information to estimate fair values, including quoted market prices, carrying amounts and valuation techniques such as discounted cash flows. When deemed appropriate, third-party appraisal firms are engaged to assist in fair value determination of fixed assets, intangible assets and certain other assets and liabilities.
Quanta is finalizing its fair value assessments for the acquired assets and assumed liabilities related to businesses acquired subsequent to September 30, 2020, and further adjustments to the purchase price allocations may occur. As of September 30, 2021, the estimated fair values of the net assets acquired were preliminary, with possible updates primarily related to tax estimates and inventory. Consideration amounts are also subject to the finalization of closing working capital adjustments. The aggregate consideration paid or payable for businesses acquired between September 30, 2020 and September 30, 2021 was allocated to acquired assets and assumed liabilities, which resulted in an allocation of $136.4 million to net tangible assets, $37.6 million to identifiable intangible assets and $35.3 million to goodwill. The following table summarizes the fair value of

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
total consideration transferred or estimated to be transferred and the fair value of assets acquired and liabilities assumed as of September 30, 2021 for acquisitions completed in the year-to-date periods shown below (in thousands).

	September 30, 2021	December 31, 2020
Consideration:
Cash paid or payable	$59,226	$359,624
Value of Quanta common stock issued	2,479	57,119
Contingent consideration	—	2,250
Fair value of total consideration transferred or estimated to be transferred	$61,705	$418,993

Accounts receivable	$10,678	$74,492
Contract assets	2,048	8,919
Other current assets	7,189	53,302
Property and equipment	5,651	143,276
Other assets	216	14
Identifiable intangible assets	18,506	96,827
Contract liabilities	(16)	(3,750)
Other current liabilities	(10,371)	(35,112)
Deferred tax liabilities, net	(2,093)	(3,185)
Total identifiable net assets	31,808	334,783
Goodwill	29,897	84,210
Fair value of net assets acquired	$61,705	$418,993
Goodwill represents the amount by which the purchase price for an acquired business exceeds the net fair value of the assets acquired and liabilities assumed. The acquisitions completed in the nine months ended September 30, 2021 and the year ended December 31, 2020 strategically expanded Quanta’s domestic and international underground utility and infrastructure solutions and domestic electric power infrastructure solutions, which Quanta believes contributes to the recognition of goodwill. Approximately $13.3 million and $72.6 million of goodwill is expected to be deductible for income tax purposes related to acquisitions completed in the nine months ended September 30, 2021 and the year ended December 31, 2020.
Quanta’s intangible assets include customer relationships; backlog; trade names; non-compete agreements; patented rights, developed technology, and process certifications; and curriculum, all of which are subject to amortization, as well as an engineering license, which is not subject to amortization. The following table summarizes the estimated fair values of identifiable intangible assets for the acquisitions completed in the nine months ended September 30, 2021 as of the acquisition

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
date and the related weighted average amortization periods by asset type (in thousands, except for weighted average amortization periods, which are in years).

	Estimated Fair Value	Weighted Average Amortization Period in Years
Customer relationships	$3,063	5.6
Backlog	3,811	1.3
Trade names	1,110	14.4
Non-compete agreements	1,494	5.0
Patented rights, developed technology, and process certifications	9,028	3.5
Total intangible assets subject to amortization	$18,506	4.2
The significant estimates used by management in determining the fair value of customer relationship intangible assets include future revenues, discount rates and customer attrition rates. The following table includes the discount rates and customer attrition rates used to determine the fair value of customer relationship intangible assets for businesses acquired during the nine months ended September 30, 2021 and the year ended December 31, 2020 as of the respective acquisition dates:

	2021		2020
	Range	Weighted Average	Range	Weighted Average
Discount rates	22% to 25%	22%	19% to 25%	20%
Customer attrition rates	20% to 30%	23%	10% to 43%	13%
The following unaudited supplemental pro forma results of operations for Quanta, which incorporate the acquisitions completed in the three and nine months ended September 30, 2021 and 2020, have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$3,357,877	$3,069,921	$9,090,656	$8,519,226
Gross profit	$535,935	$520,866	$1,367,256	$1,254,826
Selling, general and administrative expenses	$(275,363)	$(256,608)	$(794,249)	$(740,564)
Amortization of intangible assets	$(22,836)	$(22,843)	$(68,167)	$(69,742)
Net income	$175,865	$166,326	$387,713	$287,171
Net income attributable to common stock	$174,832	$165,539	$383,184	$282,718

Earnings per share attributable to common stock:
Basic	$1.25	$1.17	$2.73	$1.98
Diluted	$1.21	$1.14	$2.65	$1.94
The pro forma combined results of operations for the three and nine months ended September 30, 2021 and 2020 were prepared by adjusting the historical results of Quanta to include the historical results of the acquisitions completed in 2021 as if they occurred January 1, 2020. The pro forma combined results of operations for the three and nine months ended September 30, 2020 were prepared by also adjusting the historical results of Quanta to include the historical results of the acquisitions completed in 2020 as if they occurred January 1, 2019. These pro forma combined historical results were adjusted for the following: a reduction of interest expense as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest expense as a result of the cash consideration paid; an increase in amortization expense due to the incremental intangible assets recorded; elimination of inter-company sales; changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies; an increase in the

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
number of outstanding shares of Quanta common stock; and reclassifications to conform the acquired businesses’ presentation to Quanta’s accounting policies. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs or any cost savings or other synergies that resulted or may result from the acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.
Revenues of $13.4 million and a loss before income taxes of $0.3 million, which included $2.0 million of acquisition-related costs, related to the acquisitions completed in 2021 are included in Quanta’s condensed consolidated results of operations for the three months ended September 30, 2021. Revenues of $14.6 million and a loss before income taxes of $0.2 million, which included $2.4 million of acquisition-related costs, related to the acquisitions completed in 2021 are included in Quanta’s condensed consolidated results of operations for the nine months ended September 30, 2021. Revenues of $55.2 million and income before income taxes of $1.0 million, which included $10.6 million acquisition-related costs, related to the acquisitions completed in 2020 are included in Quanta’s condensed consolidated results of operations for the three months ended September 30, 2020. Revenues of $63.0 million and income before income taxes of $1.0 million, which included $11.4 million of acquisition-related costs, related to the acquisitions completed in 2020 are included in Quanta’s condensed consolidated results of operations for the nine months ended September 30, 2020.
5. PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Amounts attributable to common stock:
Net income attributable to common stock	$174,365	$162,913	$381,159	$275,545

Weighted average shares outstanding:
Weighted average shares outstanding for basic earnings per share attributable to common stock	140,008	140,542	140,134	141,610
Effect of dilutive unvested non-participating stock-based awards	4,296	3,821	4,314	3,375
Weighted average shares outstanding for diluted earnings per share attributable to common stock	144,304	144,363	144,448	144,985
Basic and diluted earnings per share attributable to common stock are computed using the weighted average number of shares of common stock outstanding during the applicable period. Unvested stock-based awards that contain non-forfeitable rights to dividends or dividend equivalents (participating securities) have been included in the calculation of basic and diluted earnings per share attributable to common stock for the portion of the periods that the awards were outstanding. Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock included 0.5 million and 1.4 million weighted average participating securities for the three months ended September 30, 2021 and 2020 and 0.7 million and 1.7 million weighted average participating securities for the nine months ended September 30, 2021 and 2020.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
6. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
0.950% Senior Notes due October 2024	$500,000	$—
2.900% Senior Notes due October 2030	1,000,000	1,000,000
2.350% Senior Notes due January 2032	500,000	—
3.050% Senior Notes due October 2041	500,000	—
Borrowings under senior credit facility	415,851	148,508
Other long-term debt	51,366	46,981
Finance leases	2,253	2,228
Unamortized discount and deferred financing costs related to senior notes	(28,289)	(12,892)
Total long-term debt obligations	2,941,181	1,184,825
Less — Current maturities of long-term debt	10,276	10,531
Total long-term debt obligations, net of current maturities	$2,930,905	$1,174,294
Quanta’s current maturities of long-term debt and short-term debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Short-term debt	$13,472	$4,233
Current maturities of long-term debt	10,276	10,531
Current maturities of long-term debt and short-term debt	$23,748	$14,764
Senior Notes
On September 23, 2021, Quanta issued $1.50 billion aggregate principal amount of senior notes consisting of: $500.0 million aggregate principal amount of 0.950% senior notes due October 2024 (the 2024 notes); $500.0 million aggregate principal amount of 2.350% senior notes due January 2032 (the 2032 notes); and $500.0 million aggregate principal amount of 3.050% senior notes due October 2041 (the 2041 notes). The cumulative proceeds received from the public offering of the 2024 notes, the 2032 notes and the 2041 notes were $1.48 billion, net of the original issue discount, underwriting discounts and deferred financing costs, which were used, along with drawings under Quanta’s senior credit facility, as amended, to acquire Blattner. Additionally, on September 22, 2020, Quanta issued $1.00 billion aggregate principal amount of 2.900% senior notes due October 2030 (the 2030 notes, and together with the 2024 notes, the 2032 notes and the 2041 notes, collectively the Senior Notes) and received proceeds of $986.7 million from the offering, net of the original issue discount, underwriting discounts and deferred financing costs.
Interest on the Senior Notes is payable semi-annually in arrears as set forth below (dollars in thousands).

Title of the Notes	Interest Amount	Payment Dates	Commencement Date
0.950% Senior Notes due October 2024	$2,375	April 1 and October 1	April 1, 2022
2.900% Senior Notes due October 2030	$14,500	April 1 and October 1	April 1, 2021
2.350% Senior Notes due January 2032	$5,875	January 15 and July 15	July 15, 2022
3.050% Senior Notes due October 2041	$7,625	April 1 and October 1	April 1, 2022
In each case as further specified by the terms of the Senior Notes and the indenture and supplemental indentures governing the Senior Notes (collectively, the indenture), Quanta may redeem all or a portion of (i) the 2024 notes at any time prior to October 1, 2022 at a price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest, and at any time on or after October 1, 2022 at a price equal to 100% of the principal amount plus accrued and unpaid interest; (ii) the 2030 notes at any time prior to July 1, 2030 at a price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest, and at any time on or after July 1, 2030 at a price equal to 100% of the principal amount plus accrued and unpaid interest; (iii) the 2032 notes at any time prior to October 15, 2031 at a price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest, and at any time on or after October 15, 2031

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
at a price equal to 100% of the principal amount plus accrued and unpaid interest; and (iv) the 2041 notes at any time prior to April 1, 2041 at a price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest, and at any time on or after April 1, 2041 at a price equal to 100% of the principal amount plus accrued and unpaid interest.
Upon the occurrence of a Change of Control Triggering Event (as defined in the indenture), unless Quanta has exercised its right to redeem the applicable series of Senior Notes in full by giving irrevocable notice to the trustee, each holder of such Senior Notes will have the right to require Quanta to purchase all or a portion of such holder’s Senior Notes of such series at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest.
The indenture contains covenants that, among other things, limit Quanta’s ability to incur liens securing certain indebtedness, to engage in certain sale and leaseback transactions with respect to certain properties and to sell all or substantially all of Quanta’s assets or merge or consolidate with or into other companies. The indenture also contains customary events of default.
Senior Credit Facility
October 2021 Amendment
On October 8, 2021, Quanta entered into an amendment to the credit agreement for its senior credit facility (the Amended Credit Agreement) that, among other things, (i) provided for a new $750.0 million term loan facility for the purpose of financing, in whole or in part, the acquisition of Blattner pursuant to the agreement and plan of merger, refinancing certain existing indebtedness of Blattner and paying certain related costs and expenses, (ii) increased the aggregate revolving commitments from $2.51 billion to $2.64 billion and (iii) extended the maturity date for revolving commitments under the senior credit facility from September 22, 2025 to October 8, 2026, which is also the maturity date for the new term loan facility. The amendment also increased the threshold amount for cross-defaults to certain debt instruments and for certain other purposes from $150.0 million to $300.0 million. After giving effect to the amendment, the aggregate amount of the credit facilities provided for under the Amended Credit Agreement is $3.39 billion.
On October 13, 2021, Quanta borrowed the full amount of the $750.0 million term loan facility and used such amount, together with the net proceeds from the September 2021 offering of the 2024 notes, the 2032 notes and the 2041 notes and approximately $50.9 million of revolving loans borrowed under the senior credit facility, to pay the cash consideration for the acquisition of Blattner, as further described in Note 4.
Quanta is required to make quarterly principal payments on the first business day of each January, April, July and October, beginning in January 2023, on outstanding borrowings under the new term loan facility in an amount equal to $4.7 million per quarter in 2023 and 2024, $9.4 million per quarter in 2025 and $18.8 million per quarter in 2026. The aggregate remaining principal amount outstanding for the new term loan facility must be paid on the maturity date of the senior credit facility. Quanta may voluntarily prepay the term loan borrowings from time to time, in whole or in part, without premium or penalty.
Amounts borrowed under the new term loan facility bear interest, at Quanta’s option, at a rate equal to either (a) the LIBOR Rate (as defined in the Amended Credit Agreement) plus 1.000% to 1.625%, or (b) the Base Rate (as defined below) plus 0.000% to 0.625%, each as determined based on either Quanta’s Consolidated Leverage Ratio (as described below) or Quanta’s Debt Rating (as defined in the Amended Credit Agreement), whichever is more favorable to Quanta. The Consolidated Leverage Ratio is the ratio of Quanta’s total funded debt to Consolidated EBITDA (as defined in the Amended Credit Agreement). For purposes of calculating the Consolidated Leverage Ratio, total funded debt is reduced by available cash and Cash Equivalents (as defined in the Amended Credit Agreement) in excess of $25.0 million. The Base Rate equals the highest of (i) the Federal Funds Rate (as defined in the Amended Credit Agreement) plus 0.5%, (ii) Bank of America’s prime rate and (iii) the LIBOR Rate plus 1.00%.
Beginning October 8, 2021, amounts borrowed in U.S. dollars under the revolving credit facility bear interest, at Quanta’s option, at a rate equal to either (a) the LIBOR Rate plus 1.125% to 1.750%, or (b) the Base Rate plus 0.125% to 0.750%, each as determined based on either Quanta’s Consolidated Leverage Ratio or its Debt Rating, whichever is more favorable to Quanta. Revolving loans borrowed in any currency other than U.S. dollars bear interest at a rate equal to the Alternative Currency Daily Rate or the Alternative Currency Term Rate (each as defined in the Amended Credit Agreement), as applicable, plus 1.125% to 1.750%, as determined based on either Quanta’s Consolidated Leverage Ratio or Quanta’s Debt Rating, whichever is more favorable to Quanta. Additionally, standby or commercial letters of credit issued under the Amended Credit Agreement are subject to a letter of credit fee of 1.125% to 1.750%; Performance Letters of Credit (as defined in the Amended Credit Agreement) issued under the Amended Credit Agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.675% to 1.125%; and Quanta is subject to a commitment fee of 0.100% to 0.275% on any unused

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
availability under the revolving credit facility, in each case as determined based on either the Quanta’s Consolidated Leverage Ratio or its Debt Rating, whichever is more favorable to Quanta.
The Amended Credit Agreement contains certain covenants, including, as of the end of any fiscal quarter of Quanta, (i) a maximum Consolidated Leverage Ratio (as defined in the Amended Credit Agreement) of 3.5 to 1.0 (except that in connection with certain permitted acquisitions in excess of $200.0 million, including Quanta’s acquisition of Blattner, such ratio is 4.0 to 1.0 for the fiscal quarter in which the acquisition is completed and the four subsequent fiscal quarters) and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of 3.0 to 1.0.
As of and for the three and nine months ended September 30, 2021
As of September 30, 2021, Quanta had $415.9 million of outstanding revolving loans under its senior credit facility. Of the total outstanding borrowings, $239.7 million were denominated in Canadian dollars, $142.2 million were denominated in U.S. dollars and $34.0 million were denominated in Australian dollars. As of September 30, 2021, Quanta also had $333.9 million of letters of credit issued under the senior credit facility, of which $92.8 million were denominated in currencies other than the U.S. dollar, primarily Canadian dollars. As of September 30, 2021, subject to the applicable sublimits and other terms and conditions, the remaining $1.76 billion of available commitments under the senior credit facility was available for loans or issuing new letters of credit in U.S. dollars and certain alternative currencies.
Borrowings under the senior credit facility and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Maximum amount outstanding	$517,883	$1,462,069	$576,993	$2,023,326
Average daily amount outstanding	$416,089	$1,255,171	$360,609	$1,395,207
Weighted-average interest rate	2.13%	1.57%	2.05%	2.13%
As of September 30, 2021, Quanta was in compliance with all of the financial covenants under its senior credit facility.
Bridge Facility Commitment
On September 1, 2021, in connection with the signing of the merger agreement for the acquisition of Blattner, Quanta entered into a commitment letter, pursuant to which certain lenders committed to provide a 364-day senior unsecured bridge facility in an aggregate principal amount of up to $2.18 billion to finance the cash consideration estimated to be due at closing of the acquisition of Blattner and to pay fees and expenses incurred in connection therewith. On September 23, 2021, in accordance with the terms of the commitment letter, the aggregate commitments under the commitment letter were reduced to approximately $696.1 million concurrently with Quanta’s issuance of the 2024 notes, the 2032 notes and the 2041 notes. Additionally, concurrent with the amendment to Quanta’s senior credit facility, the remaining aggregate commitments under the commitment letter were reduced to zero and the commitment was terminated.
During the three months ended September 30, 2021, Quanta paid $4.4 million of fees to the lenders related to the bridge facility commitment, $3.1 million of which was amortized to interest expense in the three months ended September 30, 2021 and $1.3 million of which was recorded as deferred financing costs as of September 30, 2021 and will be amortized to interest expense in the three months ending December 31, 2021.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
7. LEASES:
Quanta primarily leases land, buildings, vehicles, construction equipment and office equipment. The components of lease costs in the accompanying condensed consolidated statements of operations are as follows (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease cost	Classification	2021	2020	2021	2020
Finance lease cost:
Amortization of lease assets	Depreciation (1)	$231	$53	$705	$515
Interest on lease liabilities	Interest expense	18	16	68	50
Operating lease cost	Cost of services and Selling, general and administrative expenses	25,323	29,577	80,046	89,289
Short-term and variable lease cost (2)	Cost of services and Selling, general and administrative expenses	176,605	160,365	494,846	478,683
Total lease cost		$202,177	$190,011	$575,665	$568,537
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
Quanta has entered into arrangements with certain related parties to lease certain real property and facilities. Typically, the parties are employees of Quanta who are also the former owners of businesses acquired by Quanta, and the real properties and facilities continue to be utilized by Quanta subsequent to the acquisitions. Quanta utilizes third party market valuations to evaluate rental rates for these properties and facilities, and the lease agreements generally have remaining lease terms of up to 10 years, subject to renewal options. Related party lease expense was $2.4 million and $4.5 million for the three months ended September 30, 2021 and 2020 and $10.4 million and $13.2 million for the nine months ended September 30, 2021 and 2020.
Future minimum lease payments for operating and finance leases were as follows (in thousands):

	As of September 30, 2021
	Operating Leases	Finance Leases	Total
Remainder of 2021	$23,964	$296	$24,260
2022	80,516	872	81,388
2023	58,265	666	58,931
2024	36,341	409	36,750
2025	24,449	126	24,575
Thereafter	36,996	—	36,996
Total future minimum operating and finance lease payments	$260,531	$2,369	$262,900
Less imputed interest	(20,342)	(116)	(20,458)
Total lease liabilities	$240,189	$2,253	$242,442
Future minimum lease payments for short-term leases, which are not recorded in the condensed consolidated balance sheets due to Quanta’s accounting policy election, were $18.7 million as of September 30, 2021. Month-to-month rental expense associated primarily with certain equipment rentals is excluded from these amounts because Quanta is unable to accurately predict future rental amounts.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The weighted average remaining lease terms and discount rates were as follows:

As of September 30, 2021
Weighted average remaining lease term (in years):
Operating leases	4.16
Finance leases	2.90
Weighted average discount rate:
Operating leases	3.9%
Finance leases	3.7%
Quanta has also guaranteed the residual value under certain of its equipment operating leases, agreeing to pay any difference between this residual value and the fair market value of the underlying asset at the date of lease termination. As of September 30, 2021, the maximum guaranteed residual value of this equipment was $886.9 million. While Quanta believes that no significant payments will be made as a result of these residual value guarantees, there can be no assurance that significant payments will not be required in the future.
As of September 30, 2021, Quanta had additional operating lease obligations of $6.4 million for leases that had not yet commenced but that are expected to commence in 2021 and have lease terms of one to seven years.

8. EQUITY:
Stock repurchases
Quanta repurchased the following shares of common stock in the open market under the stock repurchase programs (in thousands):

Quarter ended:	Shares	Amount
September 30, 2021	185	$16,828
June 30, 2021	314	$29,450
March 31, 2021	222	$17,710
December 31, 2020	720	$49,949
September 30, 2020	—	$—
June 30, 2020	—	$—
March 31, 2020	5,960	$200,000
As of September 30, 2021, Quanta is authorized to repurchase up to an additional $472.8 million in shares of common stock through June 30, 2023 under its existing stock repurchase program. Quanta’s policy is to record a stock repurchase as of the trade date; however, the payment of cash related to the repurchase is made on the settlement date of the trade. During the three months ended September 30, 2021 and 2020, cash payments related to stock repurchases were $17.8 million and none, and during the nine months ended September 30, 2021 and 2020, cash payments related to stock repurchases were $66.7 million and $200.0 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Dividends
Quanta declared the following cash dividends and cash dividend equivalents during 2020 and the first nine months of 2021 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
August 27, 2021	October 1, 2021	October 15, 2021	$0.06	$8,638
May 27, 2021	July 1, 2021	July 15, 2021	$0.06	$8,650
March 25, 2021	April 6, 2021	April 15, 2021	$0.06	$8,429
December 11, 2020	January 4, 2021	January 15, 2021	$0.06	$8,933
August 26, 2020	October 1, 2020	October 15, 2020	$0.05	$7,244
May 28, 2020	July 1, 2020	July 15, 2020	$0.05	$7,182
March 26, 2020	April 6, 2020	April 15, 2020	$0.05	$7,184

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
RSUs to be Settled in Common Stock
A summary of the activity for RSUs to be settled in common stock for the nine months ended September 30, 2021 and 2020 is set forth below (shares in thousands):

	2021		2020
	RSUs	Weighted Average Grant Date Fair Value (Per share)	RSUs	Weighted Average Grant Date Fair Value (Per share)
Unvested at January 1	3,869	$37.57	3,265	$35.34
Granted	945	$82.75	2,008	$39.65
Vested	(1,442)	$36.92	(1,228)	$35.68
Forfeited	(119)	$47.23	(114)	$36.26
Unvested at period ended September 30	3,253	$50.71	3,931	$37.41
The grant date fair value for RSUs to be settled in common stock is based on the closing price of Quanta’s common stock on the date of grant. The approximate fair values of RSUs settled in common stock during the nine months ended September 30, 2021 and 2020 were $121.7 million and $48.8 million.
During the nine months ended September 30, 2021 and 2020, Quanta recognized $48.8 million and $41.0 million of non-cash stock-based compensation expense related to RSUs to be settled in common stock. Such expense is recorded in “Selling, general and administrative expenses.” As of September 30, 2021, there was $101.0 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.21 years.
In October 2021, subsequent to Quanta’s acquisition of Blattner, Quanta granted 0.7 million RSUs to be settled in common stock, which had a fair market value of $72.3 million at the date of grant, to certain employees of Blattner that are continuing as employees after the acquisition. These awards are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which occurs in annual installments over periods ranging from five to ten years following the date of grant.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
PSUs to be Settled in Common Stock
A summary of the activity for PSUs to be settled in common stock for the nine months ended September 30, 2021 and 2020 is set forth below (shares in thousands):

	2021		2020
	PSUs	Weighted Average Grant Date Fair Value (Per share)	PSUs	Weighted Average Grant Date Fair Value (Per share)
Unvested at January 1	1,047	$37.65	848	$33.20
Granted	174	$90.44	436	$34.59
Vested	(268)	$38.28	(238)	$17.48
Forfeited	(11)	$36.90	—	N/A
Unvested at September 30	942	$47.27	1,046	$37.35
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
During the nine months ended September 30, 2021 and 2020, Quanta recognized $15.4 million and $17.4 million in compensation expense associated with PSUs. Such expense is recorded in “Selling, general and administrative expenses.” During both the nine months ended September 30, 2021 and 2020, 0.5 million shares of common stock were earned and either issued or deferred for future issuance in connection with PSUs.
RSUs to be Settled in Cash
Compensation expense related to RSUs to be settled in cash was $13.7 million and $5.3 million for the nine months ended September 30, 2021 and 2020. Such expense is recorded in “Selling, general and administrative expenses.” RSUs that are anticipated to be settled in cash are not included in the calculation of weighted average shares outstanding for earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $13.2 million and $4.3 million to settle liabilities related to cash-settled RSUs in the nine months ended September 30, 2021 and 2020. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $7.4 million and $8.7 million at September 30, 2021 and December 31, 2020.

10. COMMITMENTS AND CONTINGENCIES:
Investments in Affiliates and Other Entities
As described in Note 2, Quanta holds investments in various entities, including joint venture entities that provide infrastructure-related services under specific customer contracts and partially owned entities that own, operate and/or maintain certain infrastructure assets. As of September 30, 2021, Quanta had committed to contribute $13.6 million to certain new investments in joint venture entities. The timing of such contributions is not certain, but they are expected to occur in the next twelve months.
If losses are incurred by entities in which Quanta holds an interest, they are generally shared ratably based on the percentage ownership of the participants in the structures. However, in Quanta’s joint venture structures that provide infrastructure-related services, each participant is typically jointly and severally liable for all of the obligations of the joint venture entity pursuant to the contract with the customer, and therefore Quanta can be liable for full performance of the contract with the customer. Additionally, in circumstances where Quanta’s participation in a joint venture qualifies as a general

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
partnership, Quanta can be liable for all obligations of the joint venture, including obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with these liabilities. Additionally, typically each joint venture participant agrees to indemnify the other participant for any liabilities incurred in excess of what the other participant is obligated to bear under the respective joint venture agreement or in accordance with the scope of work subcontracted to each participant. It is possible, however, that Quanta could be required to pay or perform obligations in excess of its share if another participant is unable or refuses to pay or perform its share of the obligations. Quanta is not aware of circumstances that would lead to future claims against it for material amounts that would not be indemnified. However, to the extent any such claims arise, they could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows.
Committed Expenditures
Quanta has capital commitments for the expansion of its equipment fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of September 30, 2021, Quanta had $58.5 million of production orders with expected delivery dates in the fourth quarter of 2021 and $106.9 million of production orders with expected delivery dates in 2022, $68.4 million of which is anticipated to occur in the first half of 2022. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that the majority of these orders will be assigned to third party leasing companies and made available under certain master equipment lease agreements, thereby releasing Quanta from its equipment purchase commitments.
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
During the construction phase, the project experienced numerous challenges and delays, primarily related to issues which Quanta believes were outside of the control of and not attributable to Redes, including, among others, weather-related issues, local opposition to the project, permitting delays, the inability to acquire clear title to certain required parcels of land and other delays which Quanta believes were attributable to FITEL/PRONATEL. In response to various of these challenges and delays, Redes requested and received multiple extensions to certain contractual deadlines and relief from related liquidated damages. However, in April 2019, PRONATEL provided notice to Redes claiming that Redes was in default under the contracts due to the delays and that PRONATEL would terminate the contracts if the alleged defaults were not cured. Redes responded by claiming that it was not in default, as the delays were due to events not attributable to Redes, and therefore PRONATEL was not entitled to terminate the contracts. PRONATEL subsequently terminated the contracts for alleged cause prior to completion of Redes’ scope of work, exercised the on-demand performance bonds and advance payment bonds against Redes, and indicated its intention to claim damages, including a verbal allegation of approximately $45 million of liquidated damages

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
under the contracts. In August 2020, Redes received a formal claim from PRONATEL for liquidated damages in the amount of approximately $38 million, which represents the U.S. dollar equivalent of the amount asserted based on the September 30, 2021 exchange rate.
In May 2019, Redes filed for arbitration before the Court of International Arbitration of the International Chamber of Commerce (ICC) against PRONATEL and the MTC. In the arbitration, Redes claims that PRONATEL: breached and wrongfully terminated the contracts; wrongfully executed the advance payment bonds and the performance bonds; and is not entitled to the alleged amount of liquidated damages. In addition, Redes is seeking compensation for all damages arising from PRONATEL’s actions, including but not limited to (i) repayment of the amounts collected by PRONATEL under the advance payment bonds and the performance bonds; (ii) payment of amounts owed for work completed by Redes under the contracts; (iii) lost income in connection with Redes’ future operation and maintenance of the networks; and (iv) other related costs and damages to Redes as a result of the breach and improper termination of the contracts (including construction costs caused by the delays and costs related to the transfer of the networks). The amount claimed by Redes in this arbitration is approximately $190 million. In May 2021, PRONATEL and the MTC filed their counter memorial and counterclaims in the ICC arbitration, requesting: (i) that Redes’ claims for breach of contract be rejected; (ii) a declaration that the execution of the advance payment bonds and the performance bonds was valid, and that the funds may be applied towards any debt owed by Redes; (iii) a declaration that the liquidated damages asserted by PRONATEL apply; (iv) that Redes’ claim for payment of amounts owed for work completed as a result of contractual reconciliation of balances be rejected and that any reconciliation of balances approved by the arbitration panel exclude the funds from the performance bonds; (v) that Redes’ claims for damages be rejected; (vi) a declaration that the contract terminations by PRONATEL were valid; and (vii) that Redes reimburse all funds it received from PRONATEL. In addition, PRONATEL alleges that Redes did not satisfy the contractual requirements for the transfer of the networks, which Redes disputes. In July 2021, Redes filed its statement of defense in reply to the counter memorial and counterclaims of PRONATEL and the MTC, in which it disputes all claims made by PRONATEL and the MTC and maintains the positions on its claims against PRONATEL and the MTC in the arbitration. In August 2021, PRONATEL and the MTC filed a rejoinder statement with their position on the merits and damages, which did not present any new claims, and in October 2021, Redes filed a rejoinder with respect to the counterclaims of PRONATEL and the MTC. The arbitration hearing on the merits is presently scheduled to take place in November 2021.
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
As of September 30, 2021, after taking into account the above charge, Quanta had a contract receivable of approximately $120 million related to the project, which includes the approximately $87 million PRONATEL collected through exercise of the advance payment bonds. The contract receivable from PRONATEL is included in “Other assets, net” in the accompanying condensed consolidated balance sheet as of September 30, 2021.

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
If Quanta is not successful in the pending arbitration proceedings, including the ICC arbitration scheduled for November 2021, this matter could result in an additional significant loss that could have a material adverse effect on Quanta’s consolidated results of operations and cash flows. However, based on the information currently available and the status of the pending arbitration proceedings, Quanta is not able to determine a range of reasonably possible additional loss, if any, with respect to this matter.
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
As of September 30, 2021, Quanta had recorded an accrual with respect to this matter based on its current estimated amount of probable loss. Based on the information currently available, including documentation received in the discovery process, Quanta estimates the range of additional reasonably possible loss in connection with this matter is between no additional loss and the amount claimed by Maurepas with respect to the alleged warranty defects and liquidated damages, less the accrued amount. Upon final resolution of this matter, any liquidated damages or warranty defect damages in excess of Quanta’s current loss accrual would be recorded as additional costs on the project.
Lorenzo Benton v. Telecom Network Specialists, Inc., et al.
In June 2006, plaintiff Lorenzo Benton filed a class action complaint in the Superior Court of California, County of Los Angeles, alleging various wage and hour violations against Telecom Network Specialists (TNS), a former subsidiary of Quanta. Quanta retained liability associated with this matter pursuant to the terms of Quanta’s sale of TNS in December 2012. Benton represents a class of workers that includes all persons who worked on certain TNS projects, including individuals that TNS retained through numerous staffing agencies. The plaintiff class in this matter is seeking damages for unpaid wages, penalties associated with the failure to provide meal and rest periods and overtime wages, interest and attorneys’ fees. In January 2017, the trial court granted a summary judgment motion filed by the plaintiff class and found that TNS was a joint employer of the class members and that it failed to provide adequate meal and rest breaks and failed to pay overtime wages. During 2019 and 2020, the parties filed additional summary judgment and other motions and a bench trial on liability and damages was held. Liability and damages have been determined by the trial court, with the amount of liability for TNS, including interest through the date of the trial court’s orders, determined to be approximately $9.5 million. Quanta believes the court’s decisions on liability and damages are not supported by controlling law and continues to contest its liability and the damage calculation

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
asserted by the plaintiff class in this matter. The amount determined by the trial court includes damages and interest, but does not include attorneys’ fees or costs. In July 2021, the plaintiff class filed a motion for approval of approximately $37.0 million in attorneys’ fees, and in October 2021, Quanta filed a response to the motion opposing approval of substantially all of the claimed attorneys’ fees.
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
The final amount of liability, if any, payable in connection with this matter remains the subject of pending litigation and will ultimately depend on various factors, including the outcome of Quanta’s appeal of the trial court’s rulings on liability and damages, a final determination with respect to any attorneys’ fees or additional costs or damages owed by Quanta, and the solvency of the staffing agencies. Based on review and analysis of the trial court’s rulings on liability, Quanta does not believe, at this time, that it is probable this matter will result in a material loss. However, if Quanta is unsuccessful in this litigation and the staffing agencies are unable to fund damages owed to class members, Quanta believes the range of reasonably possible loss to Quanta upon final resolution of this matter could be up to approximately $9.5 million, plus the final amount of any attorneys’ fees and expenses awarded to the plaintiff class.
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
As of September 30, 2021, Quanta had not recorded an accrual related to this matter. Hallen’s liabilities associated with this matter are expected to be covered under applicable insurance policies or contractual remedies negotiated by Quanta with the former owners of Hallen. If a loss becomes probable and estimable with respect to this matter, Quanta expects to accrue its estimated liability and a receivable in the same amount. However, the ultimate amount of liability in connection with this matter remains subject to uncertainties associated with pending litigation, including, among other things, the apportionment of liability among the defendants and other responsible parties and the likelihood and amount of potential damages claims. As a result, this matter could result in a loss that is in excess of, or not covered by, such insurance or contractual remedies, which could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.
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
For example, a customer within Quanta’s Underground Utility and Infrastructure Solutions segment encountered financial difficulties during 2020 that resulted in nonpayment of $27.5 million of receivables, plus accrued interest. As a result of the nonpayment, Quanta decided to foreclose the liens on the pipeline asset in order to recover the outstanding amount. During the three months ended September 30, 2021, Quanta entered into a settlement with the customer resulting in the sale of the pipeline asset to a third party and pursuant to which Quanta received $10.0 million of the amount owed and the right to receive payment of the remainder of the receivables in quarterly installments from the third party based on the cash flows generated by the pipeline and certain related assets. As a result, the remaining receivable balance of $17.5 million was reclassified to long-term receivables at September 30, 2021. Quanta also retained a security interest in the pipeline asset to secure payment of the remaining amount owed and believes that the value of the pipeline asset is in excess of such amount. However, the ultimate outcome with respect to the amount owed remains uncertain and is based on a number of assumptions that are potentially subject to change, including the future financial performance of the third party and the cash flows generated by the pipeline asset, as well as the future value of the pipeline asset. As a result, the amount ultimately collected could be materially less than the amount owed.
Additionally, in July 2021 Limetree Refining, a customer within Quanta’s Underground Utility and Infrastructure Solutions segment, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, as amended, after experiencing operational and financial difficulties and shutting down operations at its refinery. See Note 2 for further information related to this customer.
At September 30, 2021, the net receivable position of one customer within Quanta’s Electric Power Infrastructure Solutions segment, when combined with the net receivable position of a joint venture in which such customer owns a 50% interest, represented 12% of Quanta’s consolidated net receivable position. At December 31, 2020, no customer represented 10% or more of Quanta’s consolidated net receivable position. No customer represented 10% or more of Quanta’s consolidated revenues for the three and nine months ended September 30, 2021 or 2020.
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
As of September 30, 2021 and December 31, 2020, the gross amount accrued for employer’s liability, workers’ compensation, auto liability, general liability, and group health claims totaled $316.8 million and $319.5 million, with $232.8 million and $238.0 million considered to be long-term and included in “Insurance and other non-current liabilities.” Related insurance recoveries/receivables as of September 30, 2021 and December 31, 2020 were $26.1 million and $35.6 million, of which $0.4 million and $0.4 million are included in “Prepaid expenses and other current assets” and $25.7 million and $35.2 million are included in “Other assets, net.”
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
As of September 30, 2021, Quanta had $333.9 million in outstanding letters of credit under its senior credit facility securing its casualty insurance program and various other contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2021 and 2022. Quanta expects to renew the majority of the letters of credit related to the casualty insurance program for subsequent one-year periods upon their maturity. Quanta is not aware of any claims currently asserted or threatened under any of these letters of credit that are material, individually or in the aggregate. However, to the extent payment is required for any such claims, the amount paid could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows.
Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require Quanta to post performance and payment bonds. These bonds provide a guarantee that Quanta will perform under the terms of a contract and pay its subcontractors and vendors. In certain circumstances, the customer may demand that the surety make payments or provide services under the bond, and Quanta must reimburse the surety for any expenses or outlays it incurs. Quanta may also be required to post letters of credit in favor of the sureties, which would reduce the borrowing availability under its senior credit facility. Quanta has not been required to make any material reimbursements to its sureties for bond-related costs except in connection with the exercise of approximately $112 million advance payment and performance bonds in 2019 related to the terminated telecommunications project in Peru, as set forth in Legal Proceedings - Peru Project Dispute above. However, to the extent further reimbursements are required, the amounts could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows. As of September 30, 2021, Quanta is not aware of any outstanding material obligations for payments related to bond obligations.
Performance bonds expire at various times ranging from mechanical completion of a project to a period extending beyond contract completion in certain circumstances, and therefore a determination of maximum potential amounts outstanding requires certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of Quanta’s bonded operating activity. As of September 30, 2021, the total amount of the outstanding performance bonds was estimated to be approximately $3.8 billion. Quanta’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $1.1 billion as of September 30, 2021.
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
Deferred Compensation Plans
Quanta made matching contributions to the eligible participants’ accounts under deferred compensation plans of $0.2 million during each the three months ended September 30, 2021 and 2020. Quanta made matching contributions to the eligible participants’ accounts under the deferred compensation plans of $1.0 million during each the nine months ended September 30, 2021 and 2020. Quanta made no discretionary contributions during the nine months ended September 30, 2021 and 2020. At September 30, 2021 and December 31, 2020, obligations under these plans, including amounts contributed by Quanta, were $69.1 million and $58.2 million, the majority of which were included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheets. Quanta maintains investments to contribute to future obligations related to these deferred compensation plans. At September 30, 2021 and December 31, 2020, these investments were primarily comprised of company-owned life insurance policies, had fair market values of $68.4 million and $56.5 million and were included in “Other assets, net” in the accompanying condensed consolidated balance sheets.
During the three months ended September 30, 2021 and 2020, the fair market value of assets associated with our deferred compensation plan decreased $0.2 million and increased $2.8 million. During the nine months ended September 30, 2021 and 2020, the fair market value of assets associated with our deferred compensation plan increased $5.3 million and $1.9 million. These changes in fair market value of the assets are recorded in “Other income (expense), net” and were largely offset by corresponding changes in the fair market value of the liabilities associated with our deferred compensation plan, which are recorded in “Selling, general and administrative expenses.” During the three months ended September 30, 2021 and 2020, the fair market value of deferred compensation liabilities did not change and increased $3.3 million. During the nine months ended September 30, 2021 and 2020, the fair market value of deferred compensation liabilities increased $6.0 million and $1.9 million.

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
In the normal course of Quanta’s acquisition transactions, Quanta obtains rights to indemnification from the sellers or former owners of acquired businesses for certain risks, liabilities and obligations arising from their operations prior to the date of acquisition, such as performance, operational, safety, workforce or tax issues, some of which Quanta may not have discovered during due diligence. However, the indemnities may not cover all of Quanta’s exposure for such pre-acquisition matters, or the indemnitors may be unwilling or unable to pay amounts owed to Quanta. Accordingly, Quanta may incur expenses for which it is not reimbursed, and such amounts could be material and could have a material adverse effect on Quanta’s business or consolidated financial condition, results of operations and cash flows. For example, Quanta has obtained certain indemnification rights from the former owners of Hallen with respect to contingent liabilities that were assumed in connection with the acquisition, as set forth in Legal Proceedings — Hallen Acquisition Assumed Liability above.
Residual Value Guarantees
Quanta has also guaranteed the residual value under certain of its equipment operating leases, agreeing to pay any difference between this residual value and the fair market value of the underlying asset at the date of lease termination. As of September 30, 2021, the maximum guaranteed residual value of this equipment was $886.9 million. While Quanta believes that no significant payments will be made as a result of these residual value guarantees, there can be no assurance that significant payments will not be required in the future.
Deferral of Employer Payroll Taxes
During 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which provided for various tax relief and tax incentive measures. These measures did not have a material impact on Quanta’s results of operations. However, pursuant to the CARES Act, Quanta deferred the payment of $108.9 million of employer payroll taxes during the year ended December 31, 2020, 50% of which are due to be paid by December 31, 2021 and the remainder is due by December 31, 2022.

11. SEGMENT INFORMATION:
Quanta currently presents its operations under two reportable segments: (1) Electric Power Infrastructure Solutions and (2) Underground Utility and Infrastructure Solutions. This structure is generally based on the broad end-user markets for Quanta’s services. See Note 1 for additional information regarding Quanta’s reportable segments.
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
Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Electric Power Infrastructure Solutions	$2,328,468	$2,107,621	$6,536,363	$5,667,566
Underground Utility and Infrastructure Solutions	1,024,810	912,540	2,520,312	2,622,921
Consolidated revenues	$3,353,278	$3,020,161	$9,056,675	$8,290,487
Operating income (loss):
Electric Power Infrastructure Solutions (1)(2)	$288,283	$268,376	$724,217	$581,030
Underground Utility and Infrastructure Solutions	68,167	76,220	100,917	128,747
Corporate and Non-Allocated Costs	(108,373)	(102,381)	(301,677)	(273,909)
Consolidated operating income	$248,077	$242,215	$523,457	$435,868
Depreciation:
Electric Power Infrastructure Solutions	$37,196	$30,637	$110,925	$88,337
Underground Utility and Infrastructure Solutions	20,958	21,313	63,183	64,280
Corporate and Non-Allocated Costs	3,462	4,294	12,372	12,563
Consolidated depreciation	$61,616	$56,244	$186,480	$165,180
(1)    As of December 31, 2020, Quanta had substantially completed the exit of its operations in Latin America. For the three and nine months ended September 30, 2020, operating income for the Electric Power Infrastructure Solutions segment included $15.4 million and $46.9 million of operating losses related to Latin American operations.
(2)    Operating income for the Electric Power Infrastructure Solutions segment includes equity in earnings of integral unconsolidated affiliates that are operationally integral to the operations of Quanta, which primarily consists of equity in earnings related to Quanta’s equity interest in LUMA.
Separate measures of Quanta’s assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by management to evaluate segment performance. Quanta’s fixed assets, which are held at the operating unit level, include operating machinery, equipment and vehicles, office equipment, buildings and leasehold improvements, and certain units are used on an interchangeable basis across its reportable segments. As such, for reporting purposes, total depreciation expense is allocated each quarter among Quanta’s reportable segments based on the ratio of each reportable segment’s revenue contribution to consolidated revenues.
Foreign Operations
During the three months ended September 30, 2021 and 2020, Quanta derived $460.8 million and $390.6 million of its revenues from foreign operations. During the nine months ended September 30, 2021 and 2020, Quanta derived $1.39 billion and $1.18 billion of its revenues from foreign operations. Of Quanta’s foreign revenues, 83% and 82% were earned in Canada during the three months ended September 30, 2021 and 2020 and 81% and 77% were earned in Canada during the nine months ended September 30, 2021 and 2020. In addition, Quanta held property and equipment of $317.6 million and $336.4 million in foreign countries, primarily Canada, as of September 30, 2021 and December 31, 2020.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
12. SUPPLEMENTAL CASH FLOW INFORMATION:
The net effects of changes in operating assets and liabilities, net of non-cash transactions, on cash flows from operating activities are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Accounts and notes receivable	$(411,890)	$(322,579)	$(299,857)	$37,541
Contract assets	(96,423)	21,950	(308,849)	121,999
Inventories	5	8,655	(6,139)	6,787
Prepaid expenses and other current assets	37,406	19,655	(4,943)	70,133
Accounts payable and accrued expenses and other non-current liabilities	230,631	235,633	289,833	147,888
Contract liabilities	(1,397)	(79,964)	(27,027)	(73,567)
Other, net	(6,027)	(7,813)	(15,205)	(20,066)
Net change in operating assets and liabilities, net of non-cash transactions	$(247,695)	$(124,463)	$(372,187)	$290,715

Reconciliations of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows are as follows (in thousands):

	September 30,
	2021	2020
Cash and cash equivalents	$1,696,210	$216,935
Restricted cash included in “Prepaid expenses and other current assets”	2,108	1,252
Restricted cash included in “Other assets, net”	778	915
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$1,699,096	$219,102

	June 30,
	2021	2020
Cash and cash equivalents	$212,473	$530,670
Restricted cash included in “Prepaid expenses and other current assets”	1,460	1,266
Restricted cash included in “Other assets, net”	782	917
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$214,715	$532,853

	December 31,
	2020	2019
Cash and cash equivalents	$184,620	$164,798
Restricted cash included in “Prepaid expenses and other current assets”	1,275	4,026
Restricted cash included in “Other assets, net”	913	921
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$186,808	$169,745
Restricted cash includes any cash that is legally restricted as to withdrawal or usage.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Supplemental cash flow information related to leases and rental purchase options is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(25,331)	$(29,333)	$(79,730)	$(88,570)
Operating cash flows from finance leases	$(18)	$(16)	$(68)	$(50)
Financing cash flows from finance leases	$(168)	$(102)	$(688)	$(525)
Lease assets obtained in exchange for lease liabilities:
Operating leases	$17,081	$16,619	$41,686	$56,970
Finance leases	$112	$275	$398	$1,158
Rental purchase option assets obtained in exchange for rental purchase option liabilities	$1,129	$3,306	$7,009	$13,229

Additional supplemental cash flow information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cash (paid) received during the period for —
Interest paid	$(2,260)	$(8,443)	$(26,883)	$(30,704)
Income taxes paid	$(35,740)	$(86,077)	$(103,225)	$(149,690)
Income tax refunds	$2,419	$1,087	$9,211	$5,545
During the nine months ended September 30, 2020, in connection with the disposition of a small business, Quanta recorded a note receivable in exchange for the transfer of $8.5 million of inventory.

13. SUBSEQUENT EVENTS:
On October 13, 2021, Quanta completed the acquisition of Blattner, a large utility-scale renewable energy infrastructure solutions provider located in North America. The consideration for this transaction, which remains subject to certain post-closing adjustments, consisted of approximately $2.29 billion paid in cash on the date of acquisition and 3.3 million shares of Quanta common stock, which had a fair value of $345.4 million as of the date of the acquisition. See Note 1 and Note 4 for additional information on Blattner and Quanta’s acquisition of Blattner. Additionally, on October 8, 2021, Quanta amended its senior credit facility to, among other things, provide for a new $750.0 million term loan facility, increase the aggregate revolving commitments from $2.51 billion to $2.64 billion and extend the maturity date for the revolving commitments from September 2025 to October 2026. Quanta used proceeds from the new term loan, together with the net proceeds from its offering of senior notes in September 2021 and revolving loans borrowed under the senior credit facility, to finance the cash portion of the consideration paid in connection with the acquisition of Blattner. See Note 6 for additional information regarding the amendment to Quanta’s senior credit facility.
In October 2021, Quanta also acquired (i) a 44% interest in an entity that will be accounted for as an integral affiliate using the equity method of accounting and (ii) a business located in the United States that provides electric power construction and related services. See Note 2 and Note 4 for additional information on this investment and acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Quanta Services, Inc. (together with its subsidiaries, Quanta, we, us or our) should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our 2020 Annual Report, which was filed with the SEC on March 1, 2021 and is available on the SEC’s website at www.sec.gov and on our website at www.quantaservices.com. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in Cautionary Statement About Forward-Looking Statements and Information above, in Item 1A. Risk Factors of Part II of this Quarterly Report and in Item 1A. Risk Factors of Part I of our 2020 Annual Report.
Overview
We are a leading provider of specialty contracting services, delivering comprehensive infrastructure solutions for the electric and gas utility, renewable energy, communications, pipeline and energy industries in the United States, Canada, Australia and select other international markets. The performance of our business generally depends on our ability to obtain contracts with customers and to effectively deliver the services provided under those contracts. The services we provide include the design, engineering, new construction, upgrade and repair and maintenance of infrastructure within each of the industries we serve, such as electric power transmission and distribution networks; substation facilities; wind and solar energy generation and battery storage facilities; communications and cable multi-system operator networks; gas utility systems; and pipeline transmission systems and facilities. Our customers include many of the leading companies in the industries we serve, and we endeavor to develop and maintain strategic alliances and preferred service provider status with our customers. Our services are typically provided pursuant to master service agreements, repair and maintenance contracts and fixed price and non-fixed price new construction contracts.
We report our results under two reportable segments: (1) Electric Power Infrastructure Solutions and (2) Underground Utility and Infrastructure Solutions. This structure is generally focused on broad end-user markets for our services. Included within the Electric Power Infrastructure Solutions segment are the results related to our communications infrastructure services.
Current Quarter Financial Results and Significant Operational Trends and Events
Key financial results for the three months ended September 30, 2021 included:
•Consolidated revenues increased 11.0%, or $333.1 million, to $3.35 billion as compared to consolidated revenues of $3.02 billion for the three months ended September 30, 2020;
•Operating income increased 2.4%, or $5.9 million, to $248.1 million as compared to $242.2 million for the three months ended September 30, 2020;
•Net income attributable to common stock increased 7.0%, or $11.5 million, to $174.4 million as compared to $162.9 million for the three months ended September 30, 2020;
•Diluted earnings per share increased 7.1%, or $0.08, to $1.21 as compared to $1.13 for the three months ended September 30, 2020;
•EBITDA (a non-GAAP financial measure) increased 5.8%, or $18.8 million, to $340.3 million, as compared to $321.6 million for the three months ended September 30, 2020, and adjusted EBITDA (a non-GAAP financial measure) increased 3.8%, or $13.6 million, to $366.9 million, as compared to $353.3 million for the three months ended September 30, 2020;
•Net cash provided by operating activities decreased by $97.0 million to $17.9 million, as compared to net cash provided by operating activities of $114.9 million for the three months ended September 30, 2020;
•Remaining performance obligations increased 9.6%, or $382.9 million, to $4.37 billion as of September 30, 2021 as compared to $3.99 billion as of December 31, 2020; and
•Total backlog (a non-GAAP financial measure) increased 12.5%, or $1.89 billion, to $17.02 billion as of September 30, 2021, as compared to $15.13 billion as of December 31, 2020.
For a reconciliation of EBITDA and adjusted EBITDA to net income attributable to common stock, the most comparable GAAP financial measure, and a reconciliation of backlog to remaining performance obligations, the most comparable GAAP financial measure, see Non-GAAP Financial Measures below.

As described below, during the three months ended September 30, 2021, our results reflected certain significant operational trends and events as compared to the three months ended September 30, 2020.
Electric Power Infrastructure Solutions Segment
•Revenues increased by 10.5% to $2.33 billion, as compared to $2.11 billion.
•Operating income increased by 7.4% to $288.3 million, as compared to $268.4 million, and operating income as a percentage of revenues decreased to 12.4%, as compared to 12.7%.
•Revenues increased primarily due to continued favorable dynamics across our core utility market and increased demand for our electric power services, as well as approximately $55 million of revenues from acquired businesses, $27 million in incremental emergency restoration services revenues and a $15 million positive impact related to more favorable foreign currency exchange rates, primarily the Canadian dollar and U.S. dollar exchange rate.
•Operating income increased primarily due to increased revenues and operating income as a percentage of revenues decreased due to normal project variability and higher general and administrative expenses during the three months ended September 30, 2021 as compared to lower than normal levels for the three months ended September 30, 2020.
Underground Utility and Infrastructure Solutions Segment
•Revenues increased by 12.3% to $1.02 billion, as compared to $912.5 million.
•Operating income decreased by 10.6% to $68.2 million, as compared to $76.2 million, and operating income as a percentage of revenues decreased to 6.7%, as compared to 8.4%.
•Revenues increased primarily due to increased revenues from gas distribution and industrial services and a $10 million increase in revenues attributable to acquired businesses.
•Operating income and operating income as a percentage of revenues decreased in the three months ended September 30, 2021 primarily due to adjustments on certain large pipeline projects that favorably impacted the three months ended September 30, 2020, which were associated with the recognition of previously deferred milestone payments and reduced contingencies due to a reduction in the scope of work on a project that is now complete, as well as the completion of certain other projects earlier than anticipated.
See Business Environment, Results of Operations and Liquidity and Capital Resources below for additional information and discussion related to consolidated and segment results.
Recent Significant Acquisition
On October 13, 2021, we completed the acquisition of Blattner, a large utility-scale renewable energy infrastructure solutions provider that is located in and primarily operates in North America. Consideration for this transaction consisted of approximately $2.29 billion paid in cash on the date of acquisition and 3.3 million shares of Quanta common stock, which had a fair value of $345.4 million as of the date of the acquisition. The final amount of consideration for this acquisition remains subject to certain post-closing adjustments, including with respect to net working capital. Additionally, pursuant to the terms of the agreement and plan of merger, the former Blattner owners are eligible for the potential payment of up to $300 million of contingent consideration, payable to the extent the acquired business achieves certain financial performance targets over a three-year period beginning in January 2022. Blattner’s results will be included in our consolidated financial statements beginning on the acquisition date. We are in the process of performing procedures to determine the fair value of assets acquired and liabilities assumed related to the acquisition of Blattner, including the fair value assessment of contingent consideration, and will include the preliminary purchase price allocation in our Annual Report on Form 10-K for the year ended December 31, 2021.
Business Environment
We believe there are long-term growth opportunities across our industries, and we continue to have a positive long-term outlook. Although not without risks and challenges, including those discussed in Cautionary Statement About Forward-Looking Statements and Information, Item 1A. Risk Factors of Part II of this Quarterly Report and Item 1A. Risk Factors of Part I of our 2020 Annual Report, we believe, with our full-service operations, broad geographic reach, financial position and technical expertise, we are well positioned to capitalize on opportunities and trends in our industries.
Electric Power Infrastructure Solutions. Utilities are investing significant capital in their electric power delivery systems, particularly transmission, substation and distribution infrastructure, through multi-year, multi-billion dollar grid modernization and reliability programs, which have provided, and are expected to continue to provide, demand for our services. As the overall electrification trends in North America support a transition toward a carbon-neutral economy, utilities are accommodating a changing fuel generation mix that is moving toward more sustainable sources such as renewables (e.g., wind, solar and battery storage) and natural gas and replacing aging infrastructure to support long-term economic growth. We believe this trend will generate significant demand in the near- and longer-term for our services, including the development and construction of generation facilities powered by renewable energy sources (e.g., wind and solar) and certain traditional energy sources (e.g., natural gas), the development and construction of related infrastructure (e.g., battery storage), and the modernization of existing assets. While the demand for certain renewable energy services is expected to fluctuate in the short term due to, among other things, supply chain and other logistical difficulties that could delay projects, production tax credits and sourcing restrictions on materials necessary for certain projects (e.g., solar panels), we believe our recent acquisition of Blattner, together with the renewable energy and related services performed by our other operating companies, positions us to capitalize on the longer term growth trends with respect to the development of wind, solar and storage capacity infrastructure.
Furthermore, while the COVID-19 pandemic resulted in a short-term overall decline in electricity usage in 2020, primarily related to commercial and industrial users, demand has recovered and continues to increase in 2021, and we expect demand for electricity in North America to grow over the long term and believe that certain segments of the North American electric power grid are not adequate to efficiently serve the power needs of the future. To the extent that electrification trends increase, including through electric vehicle (EV) adoption, demand for electricity could be greater than currently anticipated. To accommodate this growth, we expect continued demand for new or expanded transmission and substation infrastructure to reliably transport power and interconnect new generation facilities and the modification and reengineering of existing infrastructure as existing coal and nuclear generation facilities are retired or shut down.
In order to reliably and efficiently deliver power, and in response to federal reliability standards, utilities are also integrating smart grid technologies into distribution systems in order to improve grid management and create efficiencies, and in preparation for emerging technologies such as EVs. A number of utilities have and continue to implement system upgrades or hardening programs in response to recurring severe weather events, such as hurricanes and wildfires, and, in particular, there are significant system resiliency initiatives in California and other regions in the western U.S. underway that are designed to prevent and manage the impact of wildfires. These resiliency initiatives provide additional opportunities for our services; however, they also increase our potential exposure to significant liabilities attributable to those events. Utilities are also executing significant initiatives to underground critical infrastructure, including additional underground transmission and distribution initiatives by utilities in California, underground electric transmission projects in the northeast, underground distribution circuits along the coastlines and underground transmission lines for offshore wind generation projects.
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
Underground Utility and Infrastructure Solutions. For several years we have focused on increasing our underground utility and infrastructure solutions related to specialty services and industries that we believe are driven by regulated utility spending, regulation, replacement and rehabilitation of aging infrastructure and safety and environmental initiatives, which we believe provide a greater level of business sustainability and predictability. These service offerings include gas utility services, pipeline integrity services and downstream industrial services. We believe focusing on these services helps to offset the seasonality and cyclicality of our larger pipeline project business, and although our strategic focus on larger pipeline projects has decreased, we continue to pursue project opportunities to the extent they satisfy our margin and risk profiles and support the needs of our customers. Though we experienced short-term disruptions in 2020 and to a lesser extent to date in 2021 due to the COVID-19 pandemic, we believe demand for our gas utility distribution services will increase as a result of customer desire to upgrade and replace aging infrastructure and increasing regulatory requirements. In particular, natural gas utilities have implemented multi-decade modernization programs to replace aging cast iron, bare steel, gas and plastic system infrastructure with modern materials for safety, reliability and environmental purposes.
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
Broader challenges in the energy market, which have been compounded by the COVID-19 pandemic, have materially impacted, and are expected to continue to materially impact, our Underground Utility and Infrastructure Solutions segment. In particular, demand for our midstream and industrial services operations has declined as customers reduced and deferred regularly scheduled maintenance and capital projects due to lack of demand for refined products. Our services to downstream industrial energy customers, which are primarily located along the Gulf Coast of the United States and in other select markets in North America, have been negatively impacted by the challenging overall energy market conditions that resulted in an overall decline in global demand for refined products during 2020 and 2021. While demand for our critical path catalyst services has remained solid, in the second half of 2020 customers began reducing onsite activity for our other services and have deferred maintenance and certain turnaround projects to late 2021 and 2022. Despite the current market conditions, we believe there are significant long-term opportunities for these services, including our high-pressure and critical-path turnaround services, as well as our capabilities with respect to instrumentation and electrical services, piping, fabrication and storage tanks services, and other industrial services, and that processing facilities located along the U.S. Gulf Coast region should have certain long-term strategic advantages due to their proximity to affordable hydrocarbon resources. However, these processing facilities can also be negatively impacted for short-term periods due to severe weather events, such as hurricanes, tropical storms and floods.
Furthermore, the broader oil and gas industry is highly cyclical and subject to price and production volume volatility, which can impact demand for our services. For example, certain of our end markets where the price of oil is influential, such as Australia, the Canadian Oil Sands and certain oil-driven U.S. shale formations, have been materially impacted by challenged energy market conditions. We have also entered the late-stage of the current construction cycle of larger pipeline projects, while the anticipated next cycle of larger projects could be impacted by various factors, including, among other things, permitting delays and worksite access limitations related to environmental regulations. As a result of these dynamics, our revenues related to larger pipeline projects have declined significantly over the last few years. This dynamic is supportive of our increased focus on specialty services and industries that are driven by regulated utility spending, regulation, replacement and rehabilitation of aging infrastructure and safety and environmental initiatives, which we believe provide a greater level of business sustainability and predictability.
Lastly, we believe there are also longer-term opportunities that may arise in this segment. For example, we believe natural gas, due to its expected abundant supply and attractive price over the long-term, will remain a fuel of choice for both primary power generation and backup power generation for renewable power plants in North America, which we believe could position North America as a leading competitor in the global LNG export market. In certain areas, the existing pipeline system infrastructure is insufficient to support any future LNG export facilities, which could provide additional opportunities for our business. We also believe that customers in this segment may implement strategies to reduce carbon emissions produced from their operations, which could provide incremental opportunities for our services, including developing infrastructure for blending hydrogen into natural gas flow to customers, further investment in renewable energy generation opportunities and carbon capture projects that could include building or repurposing pipeline infrastructure. While certain customers are in various stages of evaluating these types of strategies, we expect that any meaningful opportunities would only arise in the longer term.
COVID-19 Pandemic and Related Economic Impact. The effects of the COVID-19 pandemic continue to significantly impact global economies due to, among other things, workforce and travel restrictions and supply chain, production and other logistical disruptions. While we have continued to operate substantially all of our activities as a provider of essential services, during the course of the pandemic our operations and financial results have been adversely impacted by reduced customer spending and demand for certain of our services (including as described above), as well as governmental responses to the COVID-19 pandemic, including shut-down orders and limitations on work site practices implemented by governments, which have negatively impacted (i) our Canadian operations and financial results during 2020 and to date in 2021; (ii) our Australian operations and financial results during 2020 and to date in 2021; (iii) our operations in certain major U.S. metropolitan markets that were meaningfully impacted by the pandemic during the first and second quarters of 2020; and (iv) our Latin American operations during 2020.
Additionally, vaccination and testing requirements related to COVID-19 could impact our business in the future. In September 2021, the Occupational Safety and Health Administration was directed to implement an emergency temporary standard requiring employers with 100 or more employees to ensure their workforce is fully vaccinated or to require unvaccinated workers to produce a negative COVID-19 test result on at least a weekly basis. This standard has been issued and is expected to be published on November 5, 2021 and fully applicable by January 2022. The standard will apply to us and the costs related to mandatory testing could represent a substantial expense to us. Additionally, in September 2021, President Biden issued an executive order that requires federal contractors and subcontractors to mandate their employees be fully vaccinated against COVID-19 by January 2022. Some of our operating companies, as well as many of our customers, are considered federal contractors, or are performing work under contracts covered by the executive order. As such, employees of those operating companies may need to be fully vaccinated to perform related work. In addition, many of our customers have established, or we believe are in the process of establishing, vaccination requirements that would apply to our employees performing work on their premises, or in proximity of their employees. The implementation of these vaccination and testing requirements could have a material adverse effect on our business, financial condition, results of operations or cash flows in the event that, among other things, a significant portion of our workforce does not choose to become vaccinated, the costs related to mandatory testing for unvaccinated employees are significant, the time away from work for testing is disruptive to our operations, or our unvaccinated employees are unable to perform work for customers that require vaccination.
We also continue to monitor supply chain and other logistical challenges with respect to certain materials and equipment necessary for the performance of our business, including, among other things, availability and costs related to steel, materials for renewable energy projects, new vehicles for our fleet (both on-road and specialty vehicles) and vehicle parts (e.g., tires). For example, we believe some participants in the renewable energy market are experiencing supply chain challenges, resulting in delays and shortages of materials necessary for the construction of renewable projects in the near term. While we believe many of our renewable energy customers are generally better equipped to manage near-term supply chain disruptions than smaller competitors, these challenges could impact our ability to perform renewable services during this period. Additionally, based on, among other things, the significant worldwide shortage of semiconductors, vehicle manufacturers are experiencing production delays with respect to vehicles we utilize in our operations. While we believe we have taken steps to secure delivery of such vehicles in the near term and do not anticipate any significant disruptions with respect to our fleet, to the extent the production issues become worse than expected or become longer-term in nature, our operations could be negatively impacted.
The broader and longer-term implications of the COVID-19 pandemic on our results of operations and overall financial performance and position remain highly uncertain and variable, and we expect continued operational challenges in the remainder of 2021 and into 2022 for portions of our operations. The future impact that the pandemic, or any resulting market disruption and volatility, will have on our business, cash flows, liquidity, financial condition and results of operations will depend on future developments, including, among others, the duration and severity of the pandemic; the actions taken by governmental authorities, customers, suppliers and other third parties in response to the pandemic and the consequences of those actions; our workforce availability; and the timing and extent to which normal economic and operating conditions resume and continue.
Regulatory Challenges and Opportunities. The regulatory environment creates both challenges and opportunities for our business, and in recent years electric power infrastructure solutions and underground utility and infrastructure solutions margins have been impacted by regulatory and permitting delays in certain periods, particularly with respect to larger electric transmission and larger pipeline projects. Regulatory and environmental permitting processes continue to create uncertainty for projects and negatively impact customer spending, and delays have increased as the COVID-19 pandemic has impacted regulatory agency operations. For example, recent changes to the U.S. Army Corps of Engineers Clean Water Act Section 404 Nationwide Permit 12 and related executive orders have impacted certain projects and resulted in increased costs and project interruptions and delays as customers are increasingly forced to seek additional or revised individual permits from the U.S. Army Corps of Engineers.
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
Labor Resource Availability and Cost. We continue to address the longer-term need for additional labor resources in our markets, as our customers continue to seek additional specialized labor resources to address an aging utility workforce and longer-term labor availability issues, increasing pressure to reduce costs and improve reliability, and increasing duration and complexity of their capital programs. We believe these trends will continue, possibly to such a degree that demand for labor resources will outpace supply. Furthermore, the increased demand for our services based on the dynamics described above can create shortages of qualified labor in our markets. Our ability to capitalize on available opportunities is limited by our ability to employ, train and retain the necessary skilled personnel, and therefore we are taking proactive steps to develop our workforce, including through strategic relationships with universities, the military and unions and the expansion and development of our training facility and postsecondary educational institution. Although we believe these initiatives will help address workforce needs, meeting our customers’ demand for labor resources could remain challenging.
Additionally, we continue to monitor our labor markets and expect labor costs to increase based on increased demand for our services and, to a lesser extent, the recent escalated inflationary environment in the United States. Our labor costs are passed through in certain of our contracts, and the portion of our workforce that is represented by labor unions typically operate under multi-year collective bargaining agreements, which provide some visibility into future labor costs. While we do not currently believe this environment will present a material risk to our profitability and would expect to be able to adjust contract pricing with certain customers to the extent wages and other labor costs increase, whether due to renegotiation of collective bargaining agreements or market conditions, meaningful increases in our labor costs could have a material adverse effect on our business, financial condition, results of operations or cash flows to the extent we cannot do so.
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
Significant Factors Impacting Results
Our revenues, margins and other results of operations can be influenced by a variety of factors in any given period, including those described in Cautionary Statement About Forward-Looking Statements and Information above, Item 1A. Risk Factors of Part II of this Quarterly Report and Item 1A. Risk Factors of Part I of our 2020 Annual Report, and those factors have caused fluctuations in our results in the past and are expected to cause fluctuations in our results in the future. Additional information with respect to certain of those factors is provided below.
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
Weather, natural disasters and emergencies. The results of our business in a given period can be impacted by adverse weather conditions, severe weather events, natural disasters or other emergencies, which include, among other things, heavy or prolonged snowfall or rainfall, hurricanes, tropical storms, tornadoes, floods, blizzards, extreme temperatures, wildfires, post-wildfire floods and debris flows, pandemics (including the ongoing COVID-19 pandemic) and earthquakes. These conditions and events can negatively impact our financial results due to, among other things, the termination, deferral or delay of projects, reduced productivity and exposure to significant liabilities. See Overview – Business Environment above for further discussion regarding the impact of the COVID-19 pandemic. However, in some cases, severe weather events can increase our emergency restoration services, which typically yield higher margins due in part to higher equipment utilization and absorption of fixed costs.
Demand for services. We perform the majority of our services under existing contracts, including master service agreements (MSAs) and similar agreements pursuant to which our customers are not committed to specific volumes of our services. Therefore our volume of business can be positively or negatively affected by fluctuations in the amount of work our customers assign us in a given period, which may vary by geographic region. For example, to the extent our customers accelerate grid modernization or hardening programs or face deadlines to meet regulatory requirements for rehabilitation, reliability or efficiency, our volume of work could increase under existing agreements. Also, as described above in Overview – Business Environment, we have experienced reductions in demand for certain services as a result of the COVID-19 pandemic, as well as the currently challenged energy market. Examples of other items that may cause demand for our services to fluctuate materially from quarter to quarter include: the financial condition of our customers, their capital spending and their access to capital; economic and political conditions on a regional, national or global scale, including interest rates, governmental regulations affecting the sourcing of materials and equipment, and other changes in U.S. and global trade relationships; and project deferrals and cancellations.
Revenue mix and impact on margins. The mix of revenues based on the types of services we provide in a given period will impact margins, as certain industries and services provide higher-margin opportunities. Our larger or more complex projects typically include, among others, electric transmission projects with higher voltage capacities; pipeline projects with larger-diameter throughput capacities; large-scale renewable generation projects, which we expect to increase subsequent to our acquisition of Blattner; and projects with increased engineering, design or construction complexities, more difficult terrain or geographical requirements, or longer distance requirements. These projects typically yield opportunities for higher margins than our recurring services under MSAs described above, as we assume a greater degree of performance risk and there is greater utilization of our resources for longer construction timeframes. However, larger projects are subject to additional risk of regulatory delay and cyclicality. For example, our revenues with respect to larger electric transmission and pipeline projects have declined significantly in recent years, and a significant number of larger projects have been delayed or cancelled during that same period. Project schedules also fluctuate, particularly in connection with larger, more complex or longer-term projects, which can affect the amount of work performed in a given period. Furthermore, smaller or less complex projects typically have a greater number of companies competing for them, and competitors at times may more aggressively pursue available work. A greater percentage of smaller scale or less complex work also could negatively impact margins due to the inefficiency of transitioning between a greater number of smaller projects versus continuous production on fewer larger projects. As a result, at times we may choose to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we are strategically positioned to deliver on larger projects when they move forward.
Project variability and performance. Margins for a single project may fluctuate period to period due to changes in the volume or type of work performed, the pricing structure under the project contract or job productivity. Additionally, our productivity and performance on a project can vary period to period based on a number of factors, including unexpected project difficulties or site conditions (including in connection with difficult geographic characteristics); project location, including locations with challenging operating conditions; whether the work is on an open or encumbered right of way; inclement weather or severe weather events; environmental restrictions or regulatory delays; protests, other political activity or legal challenges related to a project; and the performance of third parties. Moreover, we currently generate a significant portion of our revenues under fixed price contracts, and fixed price contracts are more common in connection with our larger and more complex projects that typically involve greater performance risk. Furthermore, subsequent to our acquisition of Blattner, we expect the portion of our revenues generated under fixed price contracts to increase significantly. Under these contracts, we assume risks related to project estimates and execution, and project revenues can vary, sometimes substantially, from our original projections due to a variety of factors, including the additional complexity, timing uncertainty or extended bidding, regulatory and permitting processes associated with these projects. These variations can result in a reduction in expected profit or the incurrence of losses on a project or the issuance of change orders or assertion of contract claims against customers. See Revenue Recognition - Contract Estimates in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report for further information regarding changes in estimated contract revenues and/or project costs, including any significant project gains or losses in connection with fixed price contracts that have impacted our results, and determinations with respect to the recognition of change orders and claims as contract price adjustments.
Subcontract work and provision of materials. Work that is subcontracted to other service providers generally yields lower margins, and therefore an increase in subcontract work in a given period can decrease margins. In recent years, we have subcontracted approximately 15% to 20% of our work to other service providers. Our customers are usually responsible for supplying the materials for their projects. However, under some contracts, including contracts for projects where we provide engineering, procurement and construction (EPC) services, we agree to procure all or part of the required materials. Margins may be lower on projects where we furnish a significant amount of materials, as our markup on materials is generally lower than our markup on labor costs, and in a given period an increase in the percentage of work with greater materials procurement requirements may decrease our overall margins. Furthermore, fluctuations in the price or availability of materials and equipment we or our customers procure may impact our margins or cause delays on projects, including as a result of inflation; supply chain and other logistical challenges resulting from the COVID-19 pandemic or otherwise; governmental regulations affecting the sourcing of materials and equipment and other changes in U.S. or global trade relationships; or other economic or political conditions.
Foreign currency risk. Our financial performance is reported on a U.S. dollar-denominated basis but is partially subject to fluctuations in foreign currency exchange rates. Fluctuations in exchange rates relative to the U.S. dollar, primarily Canadian dollars and Australian dollars, can materially impact our results of operations and impact comparability between periods.

Results of Operations
The results of acquired businesses have been included in the following results of operations beginning on their respective acquisition dates. The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):
Consolidated Results
Three months ended September 30, 2021 compared to the three months ended September 30, 2020

	Three Months Ended September 30,				Change
	2021		2020		$	%
Revenues	$3,353,278	100.0%	$3,020,161	100.0%	$333,117	11.0%
Cost of services (including depreciation)	2,818,602	84.1	2,512,647	83.2	305,955	12.2%
Gross profit	534,676	15.9	507,514	16.8	27,162	5.4%
Equity in earnings of integral unconsolidated affiliates	10,232	0.3	5,120	0.2	5,112	99.8%
Selling, general and administrative expenses	(274,846)	(8.2)	(250,654)	(8.3)	(24,192)	9.7%
Amortization of intangible assets	(22,772)	(0.6)	(19,687)	(0.7)	(3,085)	15.7%
Change in fair value of contingent consideration liabilities	787	—	(78)	—	865	*
Operating income	248,077	7.4	242,215	8.0	5,862	2.4%
Interest expense	(17,259)	(0.5)	(11,049)	(0.4)	(6,210)	56.2%
Interest income	72	—	80	—	(8)	(10.0)%
Other income (expense), net	6,089	0.2	2,931	0.2	3,158	107.7%
Income before income taxes	236,979	7.1	234,177	7.8	2,802	1.2%
Provision for income taxes	61,581	1.9	70,477	2.4	(8,896)	(12.6)%
Net income	175,398	5.2	163,700	5.4	11,698	7.1%
Less: Net income attributable to non-controlling interests	1,033	—	787	—	246	31.3%
Net income attributable to common stock	$174,365	5.2%	$162,913	5.4%	$11,452	7.0%
* The percentage change is not meaningful.
Revenues. Revenues increased primarily due to a $220.8 million increase in revenues from our Electric Power Infrastructure Solutions segment as a result of strong demand for our electric power services and a $112.3 million increase in revenues from our Underground Utility and Infrastructure Solutions segment as a result of increased demand for gas distribution and industrial services. See Segment Results below for additional information and discussion related to segment revenues.
Gross profit. Gross profit increased due to the increase in revenues and improved utilization and fixed cost absorption in both our Electric Power Infrastructure Solutions segment and Underground Utility and Infrastructure Solutions segment. See Segment Results below for additional information and discussion related to segment operating income (loss).
Equity in earnings of integral unconsolidated affiliates. The amount for the three months ended September 30, 2021 primarily relates to our portion of amounts earned by LUMA Energy, LLC (LUMA).
Selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 8.2% for the three months ended September 30, 2021, as compared to 8.3% for the three months ended September 30, 2020. The increase in selling, general and administrative expenses was partially attributable to a $15.2 million increase in compensation expense, which was primarily due to increased personnel to support business growth and increased incentive compensation expense as a result of higher levels of operating performance, and a $5.0 million increase in travel and related expenses, which were below historical levels in 2020 as a result of the COVID-19 pandemic. These increased expenses were partially offset by a $3.3 million decrease in expense related to deferred compensation liabilities. The changes in fair market value of deferred compensation liabilities were offset by corresponding changes in the fair market value of assets associated with the deferred compensation plan, and these corresponding changes are included in other income (expense), net.
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
Interest expense. Interest expense increased for the three months ended September 30, 2021 primarily due to higher levels of debt and a higher weighted average interest rate as compared to the three months ended September 30, 2020.
Other income (expense), net. The net other income for the three months ended September 30, 2021 included $4.9 million related to foreign currency exchange gains, as compared to $1.5 million related to foreign currency exchange gains for the three months ended September 30, 2020. Also included in other income (expense), net for the three months ended September 30, 2021 was $0.2 million of expense associated with our deferred compensation plan, as compared to $2.8 million of income during the three months ended September 30, 2020. The amounts associated with the deferred compensation plan were largely offset by corresponding changes in the fair market value of the liabilities associated with our deferred compensation plan, which are recorded in selling, general, and administrative expenses, as discussed above.
Provision for income taxes. The effective tax rates for the three months ended September 30, 2021 and 2020 were 26.0% and 30.1%. The lower rate for the three months ended September 30, 2021 was primarily due to changes in the mix of earnings among various taxing jurisdictions.
Other comprehensive income (loss). Other comprehensive income (loss) results from translation of the balance sheets of our foreign operating units, which are primarily located in Canada and Australia and have functional currencies other than the U.S. dollar, and therefore are affected by the strengthening or weakening of the U.S. dollar against such currencies. The loss in the three months ended September 30, 2021 was primarily impacted by the strengthening of the U.S. dollar against the Canadian and Australian dollars as of September 30, 2021 when compared to June 30, 2021. The gain in the three months ended September 30, 2020 was primarily impacted by the weakening of the U.S. dollar against the Canadian and Australian dollars as of September 30, 2020 when compared to June 30, 2020.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Nine Months Ended September 30,				Change
	2021		2020		$	%
Revenues	$9,056,675	100.0%	$8,290,487	100.0%	$766,188	9.2%
Cost of services (including depreciation)	7,701,398	85.0	7,095,513	85.6	605,885	8.5%
Gross profit	1,355,277	15.0	1,194,974	14.4	160,303	13.4%
Equity in earnings of integral unconsolidated affiliates	22,865	0.3	6,165	0.1	16,700	270.9%
Selling, general and administrative expenses	(788,308)	(8.7)	(709,299)	(8.6)	(79,009)	11.1%
Amortization of intangible assets	(65,418)	(0.8)	(55,374)	(0.6)	(10,044)	18.1%
Asset impairment charges	(2,319)	—	—	—	(2,319)	*
Change in fair value of contingent consideration liabilities	1,360	—	(598)	—	1,958	*
Operating income	523,457	5.8	435,868	5.3	87,589	20.1%
Interest expense	(42,843)	(0.5)	(33,709)	(0.4)	(9,134)	27.1%
Interest income	3,098	—	1,114	—	1,984	178.1%
Other income (expense), net	18,232	0.2	(3,649)	(0.1)	21,881	*
Income before income taxes	501,944	5.5	399,624	4.8	102,320	25.6%
Provision for income taxes	116,256	1.2	119,626	1.4	(3,370)	(2.8)%
Net income	385,688	4.3	279,998	3.4	105,690	37.7%
Less: Net income attributable to non-controlling interests	4,529	0.1	4,453	0.1	76	1.7%
Net income attributable to common stock	$381,159	4.2%	$275,545	3.3%	$105,614	38.3%
* The percentage change is not meaningful.
Revenues. The increase in revenues was primarily due to increased revenues of $868.8 million from our Electric Power Infrastructure Solutions segment due to strong demand for our electric power services, partially offset by decreased revenues of $102.6 million from our Underground Utility and Infrastructure Solutions segment, primarily due to a reduction in services related to large pipeline transmission projects and the challenged energy market conditions, which have been exacerbated by the COVID-19 pandemic. This reduction in services in our Underground Utility and Infrastructure Solutions segment was partially offset by an increase in demand for gas distribution and industrial services during the nine months ended September 30, 2021. See Segment Results below for additional information and discussion related to segment revenues.
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
Equity in earnings of integral unconsolidated affiliates. The amount for the nine months ended September 30, 2021 primarily relates to our portion of amounts earned by LUMA.
Selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of revenues increased to 8.7% for the nine months ended September 30, 2021 from 8.6% for the nine months ended September 30, 2020. The increase in selling, general and administrative expenses was attributable to a $26.7 million increase in compensation expense, largely associated with increased incentive and non-cash stock compensation expense as a result of higher levels of operating performance and an increase in salaries and benefits due to increased personnel to support business growth; a $21.9 million increase in expenses associated with acquired businesses; and a $21.3 million increase in provision for credit loss, primarily related to the recognition of the provision for credit loss related to a receivable from a customer that declared bankruptcy in July 2021 and its affiliate, which is described further in Concentrations of Credit Risk within Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. Also contributing to the increase were a $4.8 million increase in travel and related expenses, which were below historical levels in 2020 as a result of the COVID-19 pandemic, and a $4.1 million increase in expense related to deferred compensation liabilities. The fair market value changes in deferred compensation liabilities were offset by changes in the fair value of assets associated with the deferred compensation plan, which are included in other income (expense), net below. Partially offsetting these increases were $6.5 million of incremental gains on sales of property and equipment.
Amortization of intangible assets. The increase was primarily due to amortization of intangible assets associated with recently acquired businesses, partially offset by reduced amortization expense associated with older acquired intangible assets, as certain of these assets became fully amortized.
Asset impairment charges. During the nine months ended September 30, 2021, we recognized a $2.3 million asset impairment charge related to certain equipment that was not utilized in our core operations and was subsequently sold in October 2021.
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
Interest expense. Interest expense increased primarily due to higher levels of outstanding debt and a higher weighted average interest rate during the nine months ended September 30, 2021 compared to 2020.
Interest income. Interest income increased primarily due to interest received related to a settlement with a customer.
Other income (expense), net. The net other income for the nine months ended September 30, 2021 included $6.5 million related to foreign currency exchange gains, as compared to $4.9 million of foreign currency exchange gains for the nine months ended September 30, 2020. Also favorably impacting other income was $5.3 million of income associated with our deferred compensation plan, as compared to $1.9 million of income in 2020. This income related to the deferred compensation plan was largely offset by corresponding changes in the fair market value of the liabilities associated with our deferred compensation plan, which are recorded in selling, general, and administrative expenses, as discussed above. Also favorably impacting the nine months ended September 30, 2021 were a $2.5 million benefit payment from a company-owned life insurance policy held in connection with our deferred compensation plan and $1.9 million of equity in earnings of non-integral unconsolidated affiliates. The net other expense for the nine months ended September 30, 2020 also included a $9.3 million impairment associated with an investment in a water and gas pipeline infrastructure contractor located in Australia that is accounted for using the cost method of accounting and $8.7 million of impairments associated with two non-integral equity investments that were negatively impacted by the decline in demand for refined petroleum products, which were partially offset by an $8.9 million legal settlement received.
Provision for income taxes. The effective tax rates for the nine months ended September 30, 2021 and 2020 were 23.2% and 29.9%. The lower rate for the nine months ended September 30, 2021 was primarily due to the recognition of an $19.7 million tax benefit that resulted from equity incentive awards vesting at a higher fair market value than their grant date fair market value, as compared to the recognition of $2.6 million associated with this tax benefit for the nine months ended September 30, 2020, which was due to a smaller difference between the vest date fair market value and grant date fair market value of vested equity incentive awards.
Other comprehensive income (loss). Other comprehensive income (loss) results from translation of the balance sheets of our foreign operating units, which are primarily located in Canada and Australia and have functional currencies other than the U.S. dollar, and therefore are affected by the strengthening or weakening of the U.S. dollar against such currencies. The loss in the nine months ended September 30, 2021 was impacted primarily by the strengthening of the U.S. dollar against the Australian dollar as of September 30, 2021 when compared to December 31, 2020. The loss in the nine months ended September 30, 2020 was impacted by the strengthening of the U.S. dollar against both the Canadian and Australian dollars as of September 30, 2020 when compared to December 31, 2019.
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
Three months ended September 30, 2021 compared to the three months ended September 30, 2020
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period. Operating margins are calculated by dividing operating income by revenues. Management utilizes operating margins as a measure of profitability, which can be helpful for monitoring how effectively we are performing under our contracts. Management also believes operating margins are a useful metric for investors to utilize in evaluating our performance. The following table shows dollars in thousands.

	Three Months Ended September 30,				Change
	2021		2020		$	%
Revenues:
Electric Power Infrastructure Solutions	$2,328,468	69.4%	$2,107,621	69.8%	$220,847	10.5%
Underground Utility and Infrastructure Solutions	1,024,810	30.6	912,540	30.2	112,270	12.3%
Consolidated revenues	$3,353,278	100.0%	$3,020,161	100.0%	$333,117	11.0%
Operating income (loss):
Electric Power Infrastructure Solutions before equity in earnings of integral unconsolidated affiliates	$278,051	11.9%	$263,257	12.5%	$14,794	5.6%
Equity in earnings of integral unconsolidated affiliates	10,232	N/A	5,119	N/A	5,113	99.9%
Electric Power Infrastructure Solutions	288,283	12.4%	268,376	12.7%	$19,907	7.4%
Underground Utility and Infrastructure Solutions	68,167	6.7%	76,220	8.4%	(8,053)	(10.6)%
Corporate and Non-Allocated Costs	(108,373)	N/A	(102,381)	N/A	(5,992)	5.9%
Consolidated operating income	$248,077	7.4%	$242,215	8.0%	$5,862	2.4%
Electric Power Infrastructure Solutions Segment Results
The increase in revenues for the three months ended September 30, 2021 was primarily due to continued favorable dynamics across our core utility market and increased demand for our electric power services, as well as a $55 million increase in revenues attributable to acquired businesses. Additionally, revenues for the three months ended September 30, 2021 were positively impacted by $27 million in incremental emergency restoration services revenues and $15 million related to more favorable foreign currency exchange rates, primarily the Canadian dollar and U.S. dollar exchange rate.
The increase in operating income was primarily attributable to increased revenues. The decrease in operating margin was primarily attributable to normal project variability and higher general and administrative expenses during the three months ended September 30, 2021 as compared to lower than normal levels of general and administrative expenses for the three months ended September 30, 2020. Favorably impacting operating income and operating margin during the three months ended September 30, 2021 was the incremental impact of our equity interest in LUMA.
In addition, in early 2020, we decided to pursue an exit of our operations in Latin America and substantially completed such exit as of December 31, 2020. For the three months ended September 30, 2020, Electric Power Infrastructure Solutions operating income included $15.4 million of operating losses related to Latin American operations, which negatively impacted operating margin by 80 basis points.
Underground Utility and Infrastructure Solutions Segment Results
The increase in revenues for the three months ended September 30, 2021 was primarily due to increased demand for gas distribution and industrial services. Revenues were also favorably impacted by a $10 million increase in revenues attributable to acquired businesses and $6 million related to more favorable foreign currency exchange rates, primarily the Canadian dollar and U.S. dollar exchange rate. The increase in revenues attributable to these items was partially offset by disruptions along the U.S. Gulf Coast attributable to Hurricane Ida and broader challenges in the energy market that negatively impacted our industrial services operations, as well as governmental restrictions and protocols associated with the COVID-19 pandemic that negatively impacted our operations in non-U.S. markets.
The decrease in operating income and operating margin was primarily due to more favorable adjustments on certain large pipeline projects during the three months ended September 30, 2020, which were associated with the recognition of previously deferred milestone payments and reduced contingencies due to a reduction in the scope of work on a project that is now complete, as well as the completion of certain other projects earlier than anticipated. Additionally, as referenced above, operating income for both the three months ended September 30, 2021 and 2020 were adversely impacted by the COVID-19 pandemic and the overall challenged energy market, with the greater negative impact occurring in the three months ended September 30, 2020 due to lower revenues from industrial services that negatively impacted our margins and ability to cover fixed and overhead costs.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the three months ended September 30, 2021 was primarily due to a $6.7 million increase in incentive compensation as a result of higher levels of operating performance relative to incentive compensation targets, a $3.1 million increase in intangible asset amortization, a $1.9 million increase in salaries and benefits due to increased personnel to support business growth and a $1.6 million increase in travel and related expenses, which were below historical levels in 2020 as a result of the COVID-19 pandemic. Partially offsetting these increases were a $4.2 million decrease in acquisition and integration costs and a $3.3 million decrease in expense related to deferred compensation liabilities. The changes in fair market value of deferred compensation liabilities were offset by corresponding changes in the fair market value of assets associated with the deferred compensation plan, which are recorded in other income (expense), net.
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Nine Months Ended September 30,				Change
	2021		2020		$	%
Revenues:
Electric Power Infrastructure Solutions	$6,536,363	72.2%	$5,667,566	68.4%	$868,797	15.3%
Underground Utility and Infrastructure Solutions	2,520,312	27.8	2,622,921	31.6	(102,609)	(3.9)%
Consolidated revenues	$9,056,675	100.0%	$8,290,487	100.0%	$766,188	9.2%
Operating income (loss):
Electric Power Infrastructure Solutions before equity in earnings of integral unconsolidated affiliates	$701,352	10.7%	$574,865	10.1%	$126,487	22.0%
Equity in earnings of integral unconsolidated affiliates	22,865	N/A	6,165	N/A	16,700	270.9%
Electric Power Infrastructure Solutions	724,217	11.1%	581,030	10.3%	143,187	24.6%
Underground Utility and Infrastructure Solutions	100,917	4.0%	128,747	4.9%	(27,830)	(21.6)%
Corporate and Non-Allocated Costs	(301,677)	N/A	(273,909)	N/A	(27,768)	10.1%
Consolidated operating income	$523,457	5.8%	$435,868	5.3%	$87,589	20.1%
Electric Power Infrastructure Solutions Segment Results
The increase in revenues for the nine months ended September 30, 2021 was primarily due to continued favorable dynamics across our core utility market and increased demand for our electric power services, as well as a $195 million increase in revenues attributable to acquired businesses. Additionally, revenues for the nine months ended September 30, 2021 were positively impacted by $80 million related to more favorable foreign currency exchange rates, primarily the Canadian dollar and U.S. dollar exchange rate, and a $53 million increase in emergency restoration services revenues.
The increase in operating income and operating margin was primarily attributable to improved performance across the segment, including increased revenues from large transmission projects and emergency restoration services revenues, both of which contributed to improved equipment utilization and fixed cost absorption. Also favorably impacting operating income and operating income as a percentage of revenues during the nine months ended September 30, 2021 was the incremental impact of our equity interest in LUMA. Partially offsetting the positive impact of these items were losses resulting from poor subcontractor performance, challenging site conditions and weather and seasonal impacts on certain communications projects during the first quarter of 2021.
In addition, in early 2020, we decided to pursue an exit of our operations in Latin America and substantially completed such exit as of December 31, 2020. For the nine months ended September 30, 2020, Electric Power Infrastructure Solutions

operating income included $46.9 million of operating losses related to Latin American operations, which negatively impacted operating margin by 80 basis points.
Underground Utility and Infrastructure Solutions Segment Results
The decrease in revenues for the nine months ended September 30, 2021 was partially due to reduced revenues associated with large pipeline projects, as the industry has entered the late-stage of the current construction cycle for these projects and the anticipated next cycle of projects has been delayed due to various factors, including, among other things, permitting delays and worksite access limitations related to environmental regulations. Revenues also declined due to lower demand for our services in end markets where the price of oil is influential, as well as reduced capital spending and deferred regularly scheduled maintenance by our midstream and industrial customers as a result of the COVID-19 pandemic. These decreases were partially offset by increased demand for gas distribution services; approximately $20 million in revenues from acquired businesses; and $19 million related to more favorable foreign currency exchange rates, primarily the Canadian dollar and U.S. dollar exchange rate.
The decreases in operating income and operating margin were primarily due to the recognition of a $23.6 million provision for credit loss related to a receivable from a customer that declared bankruptcy in July 2021 and its affiliate, which is described further in Current and Long-Term Accounts Receivable and Allowance for Credit Losses within Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report, and, to a lesser extent, a $2.3 million asset impairment charge related to the planned sale of certain equipment not utilized in our core operations and that was subsequently sold in October 2021. Additionally, operating income for both the nine months ended September 30, 2021 and 2020 were adversely impacted by the COVID-19 pandemic and the overall challenged energy market, which negatively impacted our margins and ability to cover fixed and overhead costs.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the nine months ended September 30, 2021 was primarily due to a $10.0 million increase in intangible asset amortization, a $9.2 million increase in incentive and non-cash stock compensation as a result of higher levels of operating performance relative to incentive compensation targets and a $4.5 million increase in expense related to deferred compensation liabilities. The changes in fair market value of deferred compensation liabilities were offset by corresponding changes in the fair market value of assets associated with the deferred compensation plan, which are recorded in other income (expense), net. Also contributing to the increase was a $3.4 million increase in salaries and benefits expense due to increased personnel to support business growth. These increases were partially offset by a $5.2 million decrease in professional fees and a $3.4 million decrease in acquisition and integration costs.
Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA
EBITDA and adjusted EBITDA, financial measures not recognized under GAAP, when used in connection with net income attributable to common stock, are intended to provide useful information to investors and analysts as they evaluate our performance. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and adjusted EBITDA is defined as EBITDA adjusted for certain other items as described below. These measures should not be considered as an alternative to net income attributable to common stock or other financial measures of performance that are derived in accordance with GAAP. Management believes that the exclusion of these items from net income attributable to common stock enables it and its investors to more effectively evaluate our operations period over period and to identify operating trends that might not be apparent when including the excluded items.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income attributable to common stock (GAAP as reported)	$174,365	$162,913	$381,159	$275,545
Interest expense	17,259	11,049	42,843	33,709
Interest income	(72)	(80)	(3,098)	(1,114)
Provision for income taxes	61,581	70,477	116,256	119,626
Depreciation expense	61,616	56,244	186,480	165,180
Amortization of intangible assets	22,772	19,687	65,418	55,374
Income taxes and depreciation included in equity in earnings of integral unconsolidated affiliates	2,825	1,275	6,476	1,682
EBITDA (a)	340,346	321,565	795,534	650,002
Non-cash stock-based compensation	21,642	21,431	64,252	58,323
Acquisition and integration costs	6,193	10,352	9,521	12,882
Equity in (earnings) losses of non-integral unconsolidated affiliates	(526)	(140)	(1,869)	8,372
Asset impairment charges (b)	—	—	2,319	—
Change in fair value of contingent consideration liabilities	(787)	78	(1,360)	598
Adjusted EBITDA	$366,868	$353,286	$868,397	$730,177
(a) The calculations of EBITDA for the three and nine months ended September 30, 2020 have been amended to conform to the current period calculations of EBITDA.
(b) The amount reflects an asset impairment charge related to the sale of certain equipment not utilized in our core operations.
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
As of September 30, 2021 and December 31, 2020, MSAs accounted for 62% and 63% of our estimated 12-month backlog and 69% and 70% of total backlog. We anticipate that subsequent to our acquisition of Blattner, MSAs may account for a lower percentage of our backlog because Blattner does not currently have a significant amount of backlog attributable to MSAs. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts can be terminated on short notice even if we are not in default. We determine the estimated backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining estimated backlog. As a result, estimates for remaining performance obligations and backlog are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies (including the ongoing COVID-19 pandemic) and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.

The following table reconciles total remaining performance obligations to our backlog (a non-GAAP financial measure) by reportable segment along with estimates of amounts expected to be realized within 12 months (in thousands):

	September 30, 2021		December 31, 2020
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Solutions
Remaining performance obligations	$2,819,561	$3,706,869	$2,511,157	$3,547,838
Estimated orders under MSAs and short-term, non-fixed price contracts	4,299,273	9,025,234	3,559,443	7,433,445
Backlog	$7,118,834	$12,732,103	$6,070,600	$10,981,283

Underground Utility and Infrastructure Solutions
Remaining performance obligations	$616,621	$661,426	$327,205	$437,544
Estimated orders under MSAs and short-term, non-fixed price contracts	2,022,995	3,630,889	1,868,820	3,713,607
Backlog	$2,639,616	$4,292,315	$2,196,025	$4,151,151

Total
Remaining performance obligations	$3,436,182	$4,368,295	$2,838,362	$3,985,382
Estimated orders under MSAs and short-term, non-fixed price contracts	6,322,268	12,656,123	5,428,263	11,147,052
Backlog	$9,758,450	$17,024,418	$8,266,625	$15,132,434

Liquidity and Capital Resources
Cash Requirements
Management monitors financial markets and national and global economic conditions for factors that may affect our liquidity and capital resources. We consider our investment policies related to cash and cash equivalents to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash and cash equivalent investments with short-term maturities. While the extent of the impact of the challenged energy market, as well as the COVID-19 pandemic, on our future operational and financial performance will depend on future developments and remains uncertain, based on our current business forecast for the next twelve months, we anticipate that our cash and cash equivalents on hand, future cash flows from operations, existing borrowing capacity under our senior credit facility and other available financing alternatives will provide sufficient funds during the next twelve months to enable us to fund ongoing operating needs, facilitate our ability to repurchase stock and pay any future dividends we declare, fund acquisitions or strategic investments that facilitate the long-term growth and sustainability of our business, fund essential capital expenditures and make` payments related to obligations on our outstanding debt.
Our industry is capital intensive, and we expect substantial capital expenditures and commitments under equipment lease and rental arrangements to be needed into the foreseeable future in order to meet anticipated demand for our services. We expect capital expenditures for the year ended December 31, 2021 to be approximately $325 million. Additionally, refer to Contractual Obligations and Contingencies below for a summary of our future contractual obligations and a description of other contingencies as of September 30, 2021 and Off-Balance Sheet Arrangements below for a description of certain contingent obligations that are not recorded on our condensed consolidated balance sheets. Although any of these contingent obligations could require the use of cash in future periods, certain contingent obligations are excluded from the Contractual Obligations table because we are unable to accurately predict the timing and amount of such obligations as of September 30, 2021.

Our available commitments under our senior credit facility and cash and cash equivalents at September 30, 2021 were as follows (in thousands):

September 30, 2021
Total capacity available for revolving loans and letters of credit	$2,510,000
Less:
Borrowings of revolving loans	415,851
Letters of credit outstanding	333,900
Available commitments for issuing revolving loans or new letters of credit	1,760,249
Plus:
Cash and cash equivalents	1,696,210
Total available commitments under senior credit facility and cash and cash equivalents	$3,456,459
We may seek to access the capital markets from time to time to raise additional capital, increase liquidity as necessary, refinance or extend the term of our existing indebtedness, fund acquisitions or otherwise fund our capital needs. For example, as described further in Debt Instruments below, in connection with the financing of our acquisition of Blattner, in September 2021 we issued $1.50 billion aggregate principal amount of senior notes and received net proceeds of $1.48 billion, and in October 2021 we amended our senior credit facility to, among other things, provide for a new $750.0 million term loan facility and increase the aggregate revolving commitments of the lenders from $2.51 billion to $2.64 billion. The proceeds received from our issuance of senior notes in September 2021 represented a significant portion of the cash and cash equivalents balance at September 30, 2021, and such proceeds were utilized to fund the acquisition of Blattner on October 13, 2021. While our financial strategy and consistent performance have allowed us to maintain investment grade ratings subsequent to these financing transactions, our ability to access the capital markets in the future depends on a number of factors, including our financial performance and financial position, our credit ratings, industry conditions, general economic conditions, our backlog, capital expenditure commitments, market conditions and market perceptions of us and our industry.
Sources and Uses of Cash
In summary, our cash flows for each period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net cash provided by operating activities	$17,876	$114,859	$332,437	$839,887
Net cash used in investing activities	$(96,536)	$(230,555)	$(415,713)	$(356,302)
Net cash provided by (used in) financing activities	$1,563,590	$(198,504)	$1,594,826	$(435,214)
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
Net cash provided by operating activities during the three and nine months ended September 30, 2021 was negatively impacted primarily by increased working capital requirements, including with respect to progress on two large electric transmission projects in Canada, and the timing of the associated billings. Both of the projects were negatively impacted by delays related to the COVID-19 pandemic and unrelated wildfires, and one project was also impacted by an acceleration of the project timeline, all of which resulted in change orders and an increase in contract assets. Partially offsetting this negative impact was the favorable impact of increased earnings as compared to the three and nine months ended September 30, 2020. As permitted under the CARES Act and other federal and state actions, during the three and nine months ended September 30,

2020, we deferred the payment of $41.0 million and $72.2 million of payroll taxes, 50% of which are due by December 31, 2021 and the remainder of which are due by December 31, 2022. Also during the three months ended September 30, 2020, we paid $58.0 million of federal and state income taxes, the payment of which had been deferred during from the second quarter of 2020 as permitted under the CARES Act and other federal and state actions. Additionally, net cash provided by operating activities during the nine months ended September 30, 2020 was favorably impacted by the receipt of $82.0 million of insurance proceeds associated with the settlement of two pipeline project claims in the fourth quarter of 2019.
Days sales outstanding (DSO) represents the average number of days it takes revenues to be converted into cash, which management believes is an important metric for assessing liquidity. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets less contract liabilities, divided by average revenues per day during the quarter. DSO at September 30, 2021 was 89 days, which was higher than DSO of 82 days at September 30, 2020 and our five-year historical average DSO of 82 days primarily due to increased working capital requirements related to progress on two large electric transmission projects in Canada and the timing of the associated billings. Both of the projects were negatively impacted by delays related to the COVID-19 pandemic and unrelated wildfires, and one project was also impacted by an acceleration of the project timeline, all of which resulted in change orders and an increase in contract assets.
Investing Activities
Net cash used in investing activities in the three months ended September 30, 2021 included $74.6 million of capital expenditures, $33.3 million used for acquisitions and $5.2 million of cash paid for equity and other investments. Partially offsetting these items was $16.4 million of proceeds from the sale of property and equipment. Net cash used in investing activities in the nine months ended September 30, 2021 included $233.0 million of capital expenditures; $119.5 million of cash paid for equity and other investments, which primarily related to the acquisition of a minority interest in a broadband technology company; and $101.4 million used for acquisitions, some of which relates to acquisitions that closed in prior periods. These items were partially offset by $35.1 million of proceeds from the sale of property and equipment.
Net cash used in investing activities in the three months ended September 30, 2020 included $187.7 million used for acquisitions and $50.8 million of capital expenditures, which were partially offset by $5.8 million of proceeds from the sale of property and equipment. Net cash used in investing activities in the nine months ended September 30, 2020 included $212.1 million used for acquisitions, $167.0 million used for capital expenditures, and $9.5 million of cash paid for equity and other investments, which were partially offset by $18.5 million of proceeds from the sale of property and equipment and $11.1 million of proceeds from the disposition of businesses.
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
Financing Activities
On September 23, 2021, we received net proceeds from the issuance of the 2024 notes, the 2032 notes and the 2041 notes of $1.49 billion, net of the original issue discount and underwriting discounts but not net of deferred financing costs paid or accrued by us. Deferred financing costs paid directly by us during the three months ended September 30, 2021 were $5.1 million, $0.7 million of which related to the September 2021 issuance of such senior notes and $4.4 million of which related to the bridge facility commitment entered into, but ultimately not utilized, in connection with our acquisition of Blattner. Total deferred financing costs associated with the senior notes that were accrued as of September 30, 2021 were $3.2 million and are expected to be paid primarily in the three months ended December 31, 2021 . See Debt Instruments – Senior Notes below for a further description of the Senior Notes. Although not reflected in the three or nine months ended September 30, 2021 condensed consolidated statements of cash flows, we used these proceeds, together with borrowings under a new term loan and revolving loans under our senior credit facility, to acquire Blattner in October 2021.
Net cash provided by financing activities in the three months ended September 30, 2021 also included $98.4 million of net borrowings under our senior credit facility and $13.6 million of net borrowings of short-term debt. These items were partially offset by $17.8 million of cash payments for common stock repurchases and $8.4 million of cash payments for dividends and cash dividend equivalents. Net cash provided by financing activities in the nine months ended September 30, 2021 also included $267.7 million of net borrowings under our senior credit facility and $9.4 million of net borrowings of short-term debt, partially offset by $66.7 million of cash payments for common stock repurchases, $63.1 million of cash payments to satisfy tax withholding obligations associated with stock-based compensation and $25.6 million of cash payments for dividends and cash dividend equivalents.

On September 22, 2020, we received net proceeds from the issuance of our 2030 notes of $990.1 million, as described further in Debt Instruments – Senior Notes. These proceeds, together with cash on hand, were used to voluntarily prepay then-outstanding term loans, which is reflected in the $1.17 billion of net repayments under our senior credit facility. During the three months ended September 30, 2020, we also paid $7.8 million of deferred financing costs related to the issuance of such senior notes and $7.0 million of cash dividends and dividend equivalents. Net cash used in financing activities in the nine months ended September 30, 2020 included $200.0 million of cash payments for common stock repurchases, $1.15 billion of net repayments under our senior credit facility, $24.4 million of cash payments to satisfy tax withholding obligations associated with stock-based compensation, $21.5 million of cash payments for dividends and cash dividend equivalents, $10.4 million of payments to settle certain contingent consideration liabilities and $7.8 million of deferred financing costs.
Contingent Consideration Liabilities
Certain of our acquisitions include the potential payment of contingent consideration, payable in the event certain performance objectives are achieved by the acquired businesses during designated post-acquisition periods. Although our contingent consideration liabilities were not material as of September 30, 2021, the former owners of Blattner are eligible for the potential payment of up to $300 million of contingent consideration, payable to the extent Blattner achieves certain financial performance objectives over a three-year period beginning in January 2022. The aggregate fair value of the contingent consideration liability associated with Blattner as of the acquisition date has not yet been determined. Any liability would be paid in cash at the end of the three-year period and would include 5% interest, unless we elect to pay a portion at the end of each year within the performance period. Cash payments for these liabilities up to the amount recognized at the respective acquisition dates, including measurement-period adjustments, will be classified as financing activities in our consolidated statements of cash flows. Any cash payments in excess of the amount of contingent consideration liabilities recognized at the respective acquisition dates will be classified as operating activities in our consolidated statements of cash flows.
Stock Repurchases
We repurchased the following shares of common stock in the open market under our stock repurchase programs (in thousands):

Quarter ended:	Shares	Amount
September 30, 2021	185	$16,828
June 30, 2021	314	$29,450
March 31, 2021	222	$17,710
December 31, 2020	720	$49,949
September 30, 2020	—	$—
June 30, 2020	—	$—
March 31, 2020	5,960	$200,000
As of September 30, 2021, we are authorized to repurchase up to an additional $472.8 million in shares of common stock through June 30, 2023 under our existing stock repurchase program. Our policy is to record a stock repurchase as of the trade date; however, the payment of cash related to a repurchase is made on the settlement date of the trade. During the three months ended September 30, 2021 and 2020, cash payments related to stock repurchases were $17.8 million and none. During the nine months ended September 30, 2021 and 2020, cash payments related to stock repurchases were $66.7 million and $200.0 million.
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

    Dividends
We declared the following cash dividends and cash dividend equivalents during 2020 and the first nine months of 2021 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
August 27, 2021	October 1, 2021	October 15, 2021	$0.06	$8,638
May 27, 2021	July 1, 2021	July 15, 2021	$0.06	$8,650
March 25, 2021	April 6, 2021	April 15, 2021	$0.06	$8,429
December 11, 2020	January 4, 2021	January 15, 2021	$0.06	$8,933
August 26, 2020	October 1, 2020	October 15, 2020	$0.05	$7,244
May 28, 2020	July 1, 2020	July 15, 2020	$0.05	$7,182
March 26, 2020	April 6, 2020	April 15, 2020	$0.05	$7,184
The declaration, payment and amount of future cash dividends will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations and cash flows from operating activities; current and anticipated capital requirements and expansion plans; the current and potential impact of the COVID-19 pandemic and other market, industry, economic and political conditions; income tax laws then in effect; and the requirements of Delaware law. In addition, our Amended Credit Agreement restricts the payment of cash dividends unless certain conditions are met.
Debt Instruments
Senior Notes
On September 23, 2021, we issued $1.50 billion aggregate principal amount of senior notes consisting of: $500.0 million aggregate principal amount of the 2024 notes; $500.0 million aggregate principal amount of the 2032 notes; and $500.0 million aggregate principal amount of the 2041 notes. The cumulative proceeds received from the public offering of the 2024 notes, the 2032 notes and the 2041 notes were $1.48 billion, net of the original issue discount, underwriting discounts and deferred financing costs, which we used, along with borrowings under our senior credit facility, as amended, to complete the acquisition of Blattner. Additionally, on September 22, 2020, we issued $1.00 billion aggregate principal amount of 2.900% senior notes due October 2030 and received proceeds of $986.7 million from the offering, net of the original issue discount, underwriting discounts and deferred financing costs.
Interest on the senior notes is payable semi-annually in arrears as set forth below (dollars in thousands).

Title of the Notes	Principal Amount	Interest Amount	Payment Dates	Commencement Date
0.950% Senior Notes due October 2024	$500,000	$2,375	April 1 and October 1	April 1, 2022
2.900% Senior Notes due October 2030	$1,000,000	$14,500	April 1 and October 1	April 1, 2021
2.350% Senior Notes due January 2032	$500,000	$5,875	January 15 and July 15	July 15, 2022
3.050% Senior Notes due October 2041	$500,000	$7,625	April 1 and October 1	April 1, 2022
The terms of the senior notes are further described in Notes 6 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report and in the indenture and supplemental indentures governing the senior notes.
Senior Credit Facility
On October 8, 2021, we entered into the Amended Credit Agreement that, among other things, (i) provided for a new $750.0 million term loan facility for the purpose of financing the acquisition of Blattner pursuant to the agreement and plan of merger, (ii) increased the aggregate revolving commitments of the lenders from $2.51 billion to $2.64 billion and (iii) extended the maturity date for revolving commitments under the senior credit facility from September 22, 2025 to October 8, 2026, which is also the maturity date for the new term loan facility. After giving effect to the amendment, the aggregate amount of the credit facilities provided for under the amended credit agreement is $3.39 billion. On October 13, 2021, we borrowed the full amount of the $750.0 million term loan facility and used such amount, together with the net proceeds from the September 2021 offering of the 2024 notes, the 2032 notes and the 2041 notes and approximately $50.9 million of revolving loans borrowed under the senior credit facility, to pay the cash consideration for the acquisition of Blattner. We are required to make quarterly principal payments on the first business day of each January, April, July and October, beginning in January 2023, on outstanding borrowings under the new term loan facility in an amount equal to $4.7 million per quarter in 2023 and 2024, $9.4 million per quarter in 2025 and $18.8 million per quarter in 2026.
As of November 1, 2021, we had $1.39 billion of outstanding borrowings under our senior credit facility, composed of $640.0 million of outstanding revolving loans and $750.0 million outstanding under the new term loan facility. Also as of November 1, 2021, subject to the applicable sublimits and the other terms and conditions of the Amended Credit Agreement, the remaining $1.66 billion of available commitments under the senior credit facility was available for loans or issuing new letters of credit in U.S. dollars and certain alternative currencies. Subject to the conditions and limitations specified in the Amended Credit Agreement, we have the option to increase the capacity of the credit facility.
Borrowings of revolving loans under our senior credit facility are to be used to refinance existing indebtedness and for working capital, capital expenditures, acquisitions and other general corporate purposes. The Amended Credit Agreement for our senior credit facility contains certain covenants, including, as of the end of any fiscal quarter for us, (i) a maximum Consolidated Leverage Ratio (as defined in the Amended Credit Agreement) of 3.5 to 1.0 (except that in connection with certain permitted acquisitions in excess of $200.0 million, including our acquisition of Blattner, such ratio is 4.0 to 1.0 for the fiscal quarter in which the acquisition is completed and the four subsequent fiscal quarters) and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the Amended Credit Agreement) of 3.0 to 1.0. For purposes of calculating the Consolidated Leverage Ratio, total funded debt is reduced by available cash and Cash Equivalents (as defined in the Amended Credit Agreement) in excess of $25.0 million. As of September 30, 2021, we were in compliance with all of the financial covenants under the Amended Credit Agreement, and subsequent to our acquisition of Blattner, our Consolidated Leverage Ratio increased but remained significantly below such financial covenants.
To address the transition in financial markets away from the London Interbank Offered Rate (LIBOR), our Amended Credit Agreement includes customary LIBOR benchmark replacement provisions. The benchmark replacement for U.S. dollar-denominated loans may be a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York or an alternate benchmark, subject to the terms and conditions set forth in the amended credit agreement. In certain circumstances, loans in U.S. dollars would default to the Base Rate, which under such circumstances would equal the highest of (i) the Federal Funds Rate (as defined in the amended credit agreement) plus 0.5% and (ii) the prime rate publicly announced by Bank of America, N.A. Changing to an alternative interest rate or to the Base Rate may lead to additional volatility in interest rates and could cause our debt service obligations to increase significantly.

Contractual Obligations and Contingencies
The following table summarizes our future contractual obligations as of September 30, 2021, excluding certain amounts discussed below (in thousands):

	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
Long-term debt - principal (1)	$2,956,070	$2,360	$9,401	$9,017	$507,574	$421,510	$2,006,208
Long-term debt - cash interest (2)	722,308	15,037	57,022	62,819	62,593	57,843	466,994
Short-term debt (3)	13,471	13,471	—	—	—	—	—
Operating lease obligations (3)	260,531	23,964	80,516	58,265	36,341	24,449	36,996
Operating lease obligations that have not yet commenced (4)	6,984	88	1,152	1,228	1,243	1,079	2,194
Finance lease obligations (5)	2,369	296	872	666	409	126	—
Short-term lease obligations (6)	18,682	9,803	8,879	—	—	—	—
Deferral of tax payments (7)	108,870	54,435	54,435	—	—	—	—
Equipment purchase commitments (8)	165,341	58,451	106,890	—	—	—	—
Total contractual obligations	$4,254,626	$177,905	$319,167	$131,995	$608,160	$505,007	$2,512,392
_______________________________________
(1)    Amount represents the principal amount of our long-term debt. The cash interest obligations related to the fixed-rate portion of our long-term debt are included in Long-term debt - cash interest; however, our $415.9 million of outstanding revolving loans under our senior credit facility bear interest at variable market rates. Assuming the principal amount outstanding and interest rate in effect for the revolving loans at September 30, 2021 remained the same, the annual cash interest expense for such loans would be approximately $10.2 million, payable until October 8, 2026, the maturity date of the facility. See Liquidity and Capital Resource - Debt Instruments - Senior Credit Facility above for further information related to borrowings under the credit facility subsequent to September 30, 2021 associated with financing the cash portion of consideration related to the acquisition of Blattner. Amounts borrowed subsequent to September 30, 2021 are not included in this table.
(2)    Amount represents cash interest expense associated with our fixed-rate, long-term debt, which primarily includes our senior notes and financing transactions arising from the exercise of our equipment rental purchase options.
(3)    Amounts represent undiscounted operating lease obligations at September 30, 2021 for our real estate and equipment leases. The operating lease obligations recorded on our September 30, 2021 condensed consolidated balance sheet represent the present value of these amounts.
(4)    Amounts represent undiscounted operating lease obligations that have not commenced as of September 30, 2021. The operating lease obligations will be recorded on our condensed consolidated balance sheet beginning on the commencement date of each lease.
(5)    Amounts represent undiscounted finance lease obligations at September 30, 2021. The finance lease obligations recorded on our September 30, 2021 condensed consolidated balance sheet represent the present value of these amounts.
(6)    Amounts represent short-term lease obligations that are not recorded on our September 30, 2021 condensed consolidated balance sheet due to our accounting policy election. Month-to-month rental expense associated primarily with certain equipment rentals is excluded from these amounts because we are unable to accurately predict future rental amounts.
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
Bonds and parent guarantees - Many customers, particularly in connection with new construction, require us to post performance and payment bonds, which provide a guarantee that we will perform under the terms of a contract and pay subcontractors and vendors. In certain circumstances, the customer may demand that our surety make payments or provide services under the bond, and we must reimburse the surety for any expenses or outlays it incurs. As of September 30, 2021 the total amount of our outstanding performance bonds was estimated to be approximately $3.8 billion. Additionally, from time to time, we guarantee certain obligations and liabilities of our subsidiaries that may arise in connection with, among other things, contracts with customers, equipment lease obligations, joint venture arrangements and contractor licenses, and may cover all of the subsidiary’s unperformed, undischarged and unreleased obligations and liabilities under or in connection with the relevant agreement. For additional information on these obligations and potential contingencies, see Bonds and Parent Guarantees in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Insurance liabilities - Due to the nature of our operations, at any given time we have a significant amount of accrued insurance claims. As of September 30, 2021 and December 31, 2020, the gross amount accrued for employer’s liability, workers’ compensation, auto liability, general liability, and group health claims totaled $316.8 million and $319.5 million. Additionally, we renew our insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel our coverage or determine to exclude certain items from coverage, or we may elect not to obtain certain types or incremental levels of insurance based on the potential benefits considered relative to the cost of such insurance, or coverage may not be available at reasonable and competitive rates. See Insurance in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Indemnities and assumed liabilities - In connection with our acquisition transactions, we assume certain liabilities and obtain rights to indemnification from the sellers or former owners of acquired businesses for certain risks, liabilities and obligations arising from their prior operations, such as performance, operational, safety, workforce or tax issues. However, we may not have discovered certain liabilities during due diligence and our indemnities may not cover all of our exposure for such pre-acquisition matters or the indemnitors may be unwilling or unable to pay amounts owed to us. Accordingly, we may incur expenses that are not reimbursed, and such amounts could be material. See Indemnities in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report for further discussion related to these potential contingencies.
Liabilities related to our deferred compensation plans - We maintain non-qualified deferred compensation plans pursuant to which non-employee directors and certain key employees may defer receipt of some or all of their compensation. As of September 30, 2021 and December 31, 2020, obligations under these plans, including amounts contributed by us, were $69.1 million and $58.2 million. These plans are unfunded and unsecured compensation arrangements, and the amount of the obligations can fluctuate based on the market value of participants’ investment elections under the plan. See Deferred Compensation Plans in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report for further discussion related to these plans.
Undistributed earnings of foreign subsidiaries - We generally do not provide for taxes related to undistributed earnings of our foreign subsidiaries and we could be subject to additional foreign withholding taxes if we were to repatriate cash that is indefinitely reinvested outside the United States. However, we do not expect such amount to be material.
Unrecognized tax benefits and valuation allowance on deferred tax assets - As of September 30, 2021, the total amount of unrecognized tax benefits relating to uncertain tax positions was $40.6 million. Our consolidated federal income tax return for the tax year 2019 is currently under examination by the IRS, and our consolidated federal income tax returns for tax years 2017, 2018, and 2020 remain open to examination by the IRS, as these statute of limitations periods have not yet expired, and various state and foreign tax returns filed by us and our subsidiaries for multiple periods remain under examination by various U.S. state, Canadian and other foreign tax authorities. We believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $13.3 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods. Additionally, we regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain, including in connection with changes in tax laws, and we may not realize deferred tax assets to the extent estimated. See Income Taxes in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report for further discussion related to these potential contingencies.
Commitment fees under our senior credit facility - Fees associated with letters of credit under our senior credit facility and commitment fees under our senior credit facility are variable because they depend on the amount of outstanding letters of credit, availability and applicable fees. Assuming that the amount of letters of credit outstanding and the fees as of September 30, 2021 remained the same, the annual cash expense for our letters of credit would be approximately $4.0 million. See Notes 6 and 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report for further discussion related to these obligations and potential contingencies.
Residual Value Guarantees - We have guaranteed the residual value under certain of our equipment operating leases, agreeing to pay any difference between this residual value and the fair market value of the underlying asset at the date of lease termination. Due to the nature of our operations, at any given time we have a significant amount of outstanding residual value guarantees, and as of September 30, 2021 the maximum guaranteed residual value of this equipment was $886.9 million. While we believe that no significant payments will be made as a result of these residual value guarantees, there can be no assurance that significant payments will not be required in the future.
Investment commitment - As of September 30, 2021, we had committed to contribute $13.6 million for certain investments, but the timing of the contributions has not yet been determined.
Off-Balance Sheet Arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include certain obligations relating to our investments and joint venture arrangements; short-term, non-cancelable leases and leases that have not yet commenced; letters of credit obligations; surety guarantees related to bonds; committed expenditures for the purchase of equipment; and certain multiemployer pension plan liabilities. See Contractual Obligations and Contingencies above and Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report for a description of these arrangements.

Critical Accounting Estimates and Policies Update
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with the rules of the SEC. Certain information and footnote disclosures normally included in annual financial statements, which are prepared in accordance with GAAP, have been condensed or omitted pursuant to those rules and regulations. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the condensed consolidated financial statements are published and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our condensed consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates. Management has reviewed its development and selection of critical accounting estimates with the audit committee of our Board of Directors. Our accounting policies are primarily described in Note 2 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of Part II of our 2020 Annual Report and, to a lesser extent, in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report and should be read in conjunction with our critical accounting estimates detailed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of our 2020 Annual Report.

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
In addition, we grant credit under normal payment terms, generally without collateral, and therefore are subject to potential credit risk related to our customers’ inability to pay for services provided. Furthermore, the risk of nonpayment may be heightened as a result of depressed economic and financial market conditions, including in connection with the ongoing COVID-19 pandemic and the currently challenged energy market. We believe the concentration of credit risk related to billed and unbilled receivables and contract assets is limited because of the diversity of our customers, and we perform ongoing credit risk assessments of our customers and financial institutions and in some cases obtain collateral or other security from our customers. For example, certain customers within our Underground Utility and Infrastructure Solutions segment have encountered operational and/or financial difficulties. For additional information regarding these matters, see Revenue Recognition - Current and Long-Term Accounts Receivable and Allowance for Credit Losses in Note 2 and Concentrations of Credit Risk in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Interest Rate Risk. As of September 30, 2021, we had no derivative financial instruments to manage interest rate risk. As such, we were exposed to earnings and fair value risk due to changes in interest rates with respect to our variable rate debt, which is comprised of borrowings under the credit agreement for our senior credit facility. As of September 30, 2021, the fair value of our variable rate debt of $415.9 million approximated book value, and our weighted average interest rate on our variable rate debt for the three months ended September 30, 2021 was 2.13%. The annual effect on our pretax earnings of a hypothetical 50 basis point increase or decrease in variable interest rates would be approximately $2.1 million based on our September 30, 2021 balance of variable rate debt.
Additionally, the transition in financial markets away from the LIBOR beginning in 2021 may lead to additional volatility in interest rates and could cause our debt service obligations to increase significantly as further described in Liquidity and Capital Resources - Debt Instruments in Item 2. Management’s Discussion and Analysis of Part I of this Quarterly Report.

Foreign Currency Risk. The U.S. dollar is the functional currency for the majority of our operations, which are primarily located within the United States. The functional currency for our foreign operations, which are primarily located in Canada and Australia, is typically the currency of the country in which the foreign operating unit is located. Accordingly, our financial performance is subject to fluctuation due to changes in foreign currency exchange rates relative to the U.S. dollar. During the three and nine months ended September 30, 2021, revenues from our foreign operations accounted for 13.7% and 15.3% of our consolidated revenues. Fluctuations in foreign currency exchange rates during the three and nine months ended September 30, 2021 caused a net increase of approximately $21 million and $99 million related to foreign revenues when compared to the three and nine months ended September 30, 2020.
We are also subject to foreign currency risk with respect to sales, purchases and borrowings that are denominated in a currency other than the respective functional currencies of our operating units. To minimize the risk from changes in foreign currency exchange rates, we may enter into foreign currency derivative contracts to hedge our foreign currency risk on a cash flow basis. We had no outstanding foreign currency derivative contracts at September 30, 2021.
We also have foreign exchange risk related to cash and cash equivalents in foreign banks. Based on the balance of cash and cash equivalents in foreign banks of $31.2 million as of September 30, 2021, an assumed 5% adverse change to foreign exchange rates would result in a fair value decline of $1.2 million.

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
Evaluation of Disclosure Controls and Procedures
Our management has established and maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act, as such disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Evaluation of Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.  Risk Factors.
Our business is subject to a variety of risks and uncertainties that are difficult to predict and many of which are outside of our control. For a detailed discussion of the risks that affect our business, refer to Item 1A. Risk Factors of Part I of our 2020 Annual Report. As of the date of this filing, there have been no material changes to the risk factors previously described in our 2020 Annual Report, except as set forth below with respect to our acquisition of Blattner and except that the potential effects of the acquisition of Blattner, and the financing thereof, may also have the effect of heightening certain other risks described in our 2020 Annual Report. The matters specifically identified are not the only risks and uncertainties facing our company, and additional risks and uncertainties not known to us or not specifically identified may also impair our business. If any of these risks and uncertainties occur, our business, financial condition, results of operations and cash flows could be negatively impacted, which could negatively impact the value of an investment in our company.
We may not realize the anticipated benefits and synergies from our acquisition of Blattner.
The success of our acquisition of Blattner will depend, in part, on our ability to realize the anticipated benefits from successfully integrating Blattner’s business. We plan on devoting substantial management attention and resources to integrating our and Blattner’s business practices and operations so that we can fully realize the anticipated benefits of the acquisition. Nonetheless, the business and assets acquired may not be successful, achieve the anticipated financial results or continue to grow at the same rate as when operated independently or may require greater resources and investments than originally anticipated. The acquisition of Blattner could also result in the assumption of unknown or contingent liabilities. Potential difficulties we may encounter in the integration process include the following:
•the inability to successfully integrate Blattner’s business in a manner that permits us to achieve the strategic operational benefits, additional opportunities with customers, reputational benefits or cost savings anticipated to result from the acquisition, which would result in some anticipated benefits of the acquisition not being realized in the time frame currently anticipated, or at all;
•the failure to integrate operations and internal systems, programs and controls;
•the inability to successfully realize the anticipated value from some of Blattner’s assets;
•lost revenues and lost or damaged commercial relationships;
•the complexities and difficulties associated with our decentralized management structure;
•the additional complexities of integrating a business with a different customer base, markets, history, culture and strategy;
•the failure to retain key employees of either of the two companies that may be difficult to replace;
•the disruption of our ongoing businesses or inconsistencies in our services, standards, controls, procedures and policies;
•potential unknown, unforeseen or greater than expected liabilities and expenses associated with the acquired business;
•changes in estimates related to revenues and costs associated with Blattner's ongoing contracts with customers; and
•performance shortfalls as a result of the diversion of management’s attention caused by integrating Blattner’s operations.

In addition, laws and regulations related to renewable energy could adversely impact our business, financial condition, results of operations and growth prospects of Blattner, including, among other things, changes to legislation and regulation that mandate percentages of power to be generated from renewable sources, require utilities to meet reliability standards, and encourage installation of new electric power transmission and renewable energy generation facilities. Furthermore, supply chain and other logistical difficulties, as well as sourcing restrictions on materials necessary for certain renewable energy projects, could negatively impact renewable energy customers and delay or jeopardize the viability of certain renewable energy projects in the future. For example, delays in the transportation of materials for renewable projects (e.g., solar panels) from ports to project sites, as well as sourcing restrictions on certain solar project materials produced in China, could increase the pricing of such materials, and negatively impact Blattner’s customers and certain solar infrastructure projects in the near term. Any of these risks could adversely affect our ability to fully realize the anticipated benefits of our acquisition of Blattner within the expected timeframe or at all or such benefits may take longer to realize or cost more than expected, which could adversely affect our business, financial condition, results of operations and growth prospects.
We have incurred, and expect to continue to incur, substantial expenses related to our acquisition of Blattner.
We have incurred, and expect to continue to incur, substantial expenses in connection with the acquisition of Blattner and integrating the business, operations, practices, policies and procedures of Blattner. While we assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our and Blattner’s control that could affect the total amount or the timing of their integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. The overall expenses in connection with the acquisition are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On July 30, 2021, we completed an acquisition in which a portion of the consideration consisted of the unregistered issuance of shares of our common stock. The aggregate consideration paid at closing in the acquisition included 32,822 shares of our common stock, which had a fair value of $2.5 million as of the acquisition date. Additionally, subsequent to September 30, 2021, we completed two acquisitions, on October 1, 2021 and October 13, 2021, in which a portion of the consideration for each acquisition consisted of the unregistered issuance of shares of our common stock. The aggregate consideration paid at closing in these acquisitions included 3,369,703 shares of our common stock.
For additional information about these acquisitions, see Note 4 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. The issuance of shares of our common stock in connection with these acquisitions were not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and Rule 506 of Regulation D promulgated by the SEC under that section. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement.
Issuer Purchases of Equity Securities During the Third Quarter of 2021
The following table contains information about our purchases of equity securities during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1 - 31, 2021
Open Market Stock Repurchases (1)	110,306	$88.99	110,306	$479,831,599
Tax Withholding Obligations (2)	15,190	$88.78	—
August 1 - 31, 2021
Open Market Stock Repurchases (1)	74,452	$94.18	74,452	$472,819,735
Tax Withholding Obligations (2)	10,754	$98.66	—
September 1 - 30, 2021
Open Market Stock Repurchases (1)	—	$—	—	$472,819,735
Tax Withholding Obligations (2)	1,764	$118.44	—
Total	212,466		184,758	$472,819,735
_______________________________________

(1)Includes shares repurchased as of the trade date of such repurchases. On August 6, 2020, we issued a press release announcing that our Board of Directors approved a stock repurchase program that authorizes us to purchase, from time to time through June 30, 2023, up to $500 million of our outstanding common stock. Repurchases under this program can be made in open market and privately negotiated transactions, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. The program does not obligate us to acquire any specific amount of common stock and may be modified or terminated by our Board of Directors at any time at its sole discretion and without notice.
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
2.1
Agreement and Plan of Merger by and among Blattner Holding Company, Quanta Services, Inc., Quanta Merger Sub, LLC and certain shareholders of Blattner Holding Company, dated as of September 1, 2021 (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed October 15, 2021 and incorporated herein by reference)

3.1		Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed March 26, 2019 and incorporated herein by reference)
3.2		Bylaws of Quanta Services, Inc., as amended and restated December 6, 2018 (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed December 11, 2018 and incorporated herein by reference)
4.1
Indenture, dated as of September 22, 2020, between Quanta Services, Inc. and U.S. Bank National Association, as trustee (previously filed as Exhibit 4.1 to the Company’s Form 8-K filed September 25, 2020 and incorporated herein by reference)

4.2
Second Supplemental Indenture, dated as of September 23, 2021, between Quanta Services, Inc. and U.S. Bank National Association, as trustee (previously filed as Exhibit 4.2 to the Company’s Form 8-K filed September 23, 2021 and incorporated herein by reference)

4.3
Third Supplemental Indenture, dated as of September 23, 2021, between Quanta Services, Inc. and U.S. Bank National Association, as trustee (previously filed as Exhibit 4.3 to the Company’s Form 8-K filed September 23, 2021 and incorporated herein by reference)

4.4
Fourth Supplemental Indenture, dated as of September 23, 2021, between Quanta Services, Inc. and U.S. Bank National Association, as trustee (previously filed as Exhibit 4.4 to the Company’s Form 8-K filed September 23, 2021 and incorporated herein by reference)

4.5		Form of 0.095% Senior Notes due 2024 (previously filed as Exhibit 4.5 to the Company’s Form 8-K filed September 23, 2021 and incorporated herein by reference)
4.6		Form of 2.350% Senior Notes due 2032 (previously filed as Exhibit 4.6 to the Company’s Form 8-K filed September 23, 2021 and incorporated herein by reference)
4.7		Form of 3.050% Senior Notes due 2041 (previously filed as Exhibit 4.7 to the Company’s Form 8-K filed September 23, 2021 and incorporated herein by reference)
10.1
Commitment Letter, dated as of September 1, 2021, by and among BofA Securities, Inc., Bank of America, N.A., Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association, as the commitment parties, and Quanta Services, Inc., as borrower (previously filed as Exhibit 10.3 to the Company’s Form 8-K filed October 15, 2021 and incorporated herein by reference)

10.2
Eighth Amendment to Fourth Amended and Restated Credit Agreement, dated as of September 9, 2021, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, Quanta Services, Inc., as Guarantor, the lenders party thereto, Bank of America, N.A., as Administrative Agent, and the Swing Line Lenders and L/C Issuers party thereto (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed October 15, 2021 and incorporated herein by reference)

10.3
Ninth Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 8, 2021, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, Quanta Services, Inc., as Guarantor, the lenders party thereto, Bank of America, N.A., as Administrative Agent, and the Swing Line Lenders and L/C Issuers party thereto (previously filed as Exhibit 10.2 to the Company’s Form 8-K filed October 15, 2021 and incorporated herein by reference)

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
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and with detailed tags

104	*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101)
_______________________________________

*	Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTA SERVICES, INC.

By:	/s/ PAUL M. NOBEL
Paul M. Nobel Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: November 4, 2021