Form 10-K
period 2021-12-31
QUANTA SERVICES, INC.
filed 2022-02-25
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock reported by the New York Stock Exchange on such date, was $12.5 billion.
As of February 22, 2022, the number of outstanding shares of Common Stock of the Registrant was 142,690,314.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

QUANTA SERVICES, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2021

Cautionary Statement About Forward-Looking Statements and Information
This Annual Report on Form 10-K (Annual Report) of Quanta Services, Inc. (together with its subsidiaries, Quanta, we, us or our) includes forward-looking statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:
•Projected revenues, net income, earnings per share, margins, cash flows, liquidity, weighted average shares outstanding, capital expenditures and tax rates, as well as other projections of operating and GAAP (as defined below) and non-GAAP financial results;
•Expectations regarding our business or financial outlook;
•Expectations regarding opportunities, technological developments, competitive positioning, future economic and regulatory conditions and other trends in particular markets or industries, including with respect to our increased operations in the renewable energy market after our acquisition of Blattner (as defined below) and the transition to a carbon-neutral economy;
•Expectations regarding the pandemic associated with the novel coronavirus disease that began in 2019 (COVID-19), including the continued and potential impact of the COVID-19 pandemic and of governmental and customer responses to the pandemic on our business, operations, supply chain, personnel, financial condition, results of operations, cash flows and liquidity;
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
•The development of and opportunities with respect to future projects, including renewable energy projects, electrical grid modernization, upgrade and hardening projects and large transmission and pipeline projects;
•Expectations regarding the future availability and price of materials and equipment necessary for the performance of our business;
•The expected impact of inflation;
•The expected impact of changes and potential changes in climate;
•Future capital allocation initiatives, including the amount and timing of, and strategies with respect to, any future acquisitions, investments or stock repurchases and expectations regarding the declaration, amount and timing of any future cash dividends;
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
These forward-looking statements are not guarantees of future performance, involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or are beyond our control, and reflect management’s beliefs and assumptions based on information available at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be inaccurate or incorrect. These statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including risks and uncertainties described elsewhere herein, including in Item 1A. Risk Factors in this Annual Report and as may be detailed from time to time in our other public filings with the U.S. Securities and Exchange Commission (SEC).
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

PART I
ITEM 1.Business
Overview
Quanta Services, Inc. (together with its subsidiaries, “Quanta,” “we,” “us” or “our”) is a leading provider of specialty contracting services, delivering comprehensive infrastructure solutions for the electric and gas utility, renewable energy, communications, pipeline and energy industries in the United States, Canada, Australia and select other international markets. We provide engineering, procurement, construction, and repair and maintenance services for infrastructure within each of these industries, including electric power transmission and distribution networks; substation facilities; wind and solar generation and transmission and battery storage facilities; communications and cable multi-system operator networks; gas utility systems; pipeline transmission systems and facilities; and downstream industrial facilities. Our operations are decentralized and labor-intensive, and we rely on craft skilled labor personnel and experienced operators to successfully manage our day-to-day business. We also have an experienced management team, both at the executive level and within our subsidiaries, which we refer to as operating companies or operating units. We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, as well as various proprietary technologies that enhance our service offerings. We have a large and diverse customer base, including many of the leading companies in the utility, renewable energy, communications, industrial and energy delivery markets.
The performance of our business generally depends on our ability to obtain contracts with customers and to effectively deliver the services provided under those contracts. Our services are typically provided pursuant to master service agreements, repair and maintenance contracts and fixed price and non-fixed price construction and engineering contracts. We offer comprehensive and diverse solutions on a broad geographic scale and have a solid base of long-standing customer relationships in each of the industries we serve. We believe our reputation for safety leadership, responsiveness and performance, geographic reach, comprehensive service offerings and financial strength have resulted in strong relationships with numerous customers, and we endeavor to develop and maintain strategic alliances and preferred service provider status with our customers.
We believe that our business strategies, along with our safety culture and financial resources, differentiate us from our competition and position us to benefit from future capital spending by our customers. Our strategies include delivering a portfolio of infrastructure solutions to existing and potential customers, developing our technological and training capabilities, remaining committed to the safety of our employees, and maintaining an entrepreneurial culture throughout our organization. We believe executing on these strategies places us in the position to capitalize on opportunities and trends in the industries we serve and expand our operations to select new markets.
Services
Beginning with the three months ended December 31, 2021, we report our results under three reportable segments: (1) Electric Power Infrastructure Solutions, (2) Renewable Energy Infrastructure Solutions and (3) Underground Utility and Infrastructure Solutions. The Renewable Energy Infrastructure Solutions segment was added primarily due to our acquisition of Blattner Holding Company and its operating subsidiaries (collectively, Blattner) during 2021, as described further below. The acquisition of Blattner significantly expanded and enhanced our existing services with respect to the renewable energy generation industry. In conjunction with this change in reportable segments, certain prior period amounts have been recast to conform to our new segment reporting structure. We operate primarily in the United States; however, we derived approximately 14.7%, 14.2% and 16.0% of our revenues from foreign operations, primarily in Canada and Australia, during the years ended December 31, 2021, 2020 and 2019.
Electric Power Infrastructure Solutions. Our Electric Power Infrastructure Solutions segment provides comprehensive services for the electric power and communications markets, including:
•design, procurement, new construction, upgrade and repair and maintenance services for electric power transmission and distribution infrastructure, both overhead and underground, and substation facilities, along with other engineering and technical services to support the implementation of upgrades by utilities to modernize and harden the electric power grid in order to ensure its safety and enhance reliability;
•emergency restoration services, including the repair of infrastructure damaged by fires and inclement weather;
•the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and our robotic arm techniques;
•the installation of “smart grid” technologies on electric power networks;

•comprehensive design and construction services to wireline and wireless communications companies, cable multi-system operators and other customers within the communications industry (including services in connection with 5G wireless deployment);
•design, installation, maintenance and repair services related to commercial and industrial wiring; and
•aviation services primarily for the utility industry, including the transportation of line workers, the setting of poles and towers, and the stringing of wires.
This segment also includes (i) our portion of earnings of our unconsolidated integral affiliates, including LUMA Energy, LLC (LUMA), a joint venture in which we own a 50% interest and which was selected for a 15-year operation and maintenance agreement to operate, maintain and modernize the approximately 18,000-mile electric transmission and distribution system in Puerto Rico, and (ii) the majority of the financial results of our training facility and our postsecondary educational institution, which specializes in pre-apprenticeship training, apprenticeship training and specialized utility task training for electric workers, as well as training for the gas distribution and communications industries. For additional information regarding LUMA, see Note 8 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report, and for additional information on our training facility and postsecondary educational institution, see Human Capital Resources - Employee Recruiting, Development and Training below.
Renewable Energy Infrastructure Solutions. Our Renewable Energy Infrastructure Solutions segment provides comprehensive infrastructure solutions to customers that own and develop renewable energy and/or related infrastructure. Services performed by the Renewable Energy Infrastructure Solutions segment generally include:
•engineering, procurement, new construction, upgrade and repair and maintenance services for utility-scale wind, solar and hydropower generation facilities and battery storage facilities; and
•engineering and construction services for substations and switchyards, transmission and other electrical infrastructure needed to interconnect and transmit electricity from renewable energy generation and battery storage facilities.
Underground Utility and Infrastructure Solutions. Our Underground Utility and Infrastructure Solutions segment provides comprehensive infrastructure solutions to customers involved in the development, transportation, distribution, storage and processing of natural gas, oil and other products. Services performed by the Underground Utility and Infrastructure Solutions segment generally include:
•design, engineering, procurement, new construction, upgrade and repair and maintenance services for natural gas systems for gas utility customers;
•pipeline protection, integrity testing, rehabilitation and replacement services;
•catalyst replacement services, high-pressure and critical-path turnaround services, instrumentation and electrical services, piping, fabrication and storage tank services to the midstream and downstream industrial energy markets;
•engineering and construction services for pipeline systems, storage systems and compressor and pump stations and the fabrication of pipeline support systems and related structures and facilities;
•trenching, directional boring and mechanized welding services related to the services described above and in connection with our electric power infrastructure services; and
•engineering, construction and maintenance services for energy-transition and carbon-reduction related projects, such as alternative fuel facilities, carbon capture systems and hydrogen facilities.
Recent Significant Acquisition
On October 13, 2021, we completed the acquisition of Blattner, a large and leading utility-scale renewable energy infrastructure solutions provider that is located in and primarily operates in North America. Consideration for this acquisition was $2.37 billion paid or payable in cash (subject to certain adjustments) and 3,326,955 shares of Quanta common stock, which had a fair value of $345.4 million as of the date of the acquisition. The final amount of consideration for this acquisition remains subject to certain post-closing adjustments, including with respect to net working capital. Additionally, pursuant to the terms of the agreement and plan of merger, the former owners of Blattner are eligible for the potential payment of up to $300.0 million of contingent consideration, payable to the extent the acquired business achieves certain financial performance targets over a three-year period beginning in January 2022. Since the acquisition date, Blattner’s results of operations have been included in our consolidated financial statements within the Renewable Energy Infrastructure Solutions segment. See Note 6 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report for further information regarding this and our other recent acquisitions.

Customer Relationships
We have a large and diverse customer base, including many of the leading companies in the industries we serve, and we have developed strong strategic alliances with numerous customers and strive to develop and maintain our status as a preferred service provider to our customers. For the year ended December 31, 2021, our largest customer accounted for 7% of our consolidated revenues and our ten largest customers accounted for 38% of our consolidated revenues. Representative customers include:

●	American Electric Power Company, Inc.	●	National Grid plc
●	ATCO Electric	●	NextBridge Infrastructure, LP
●	CenterPoint Energy, Inc.	●	NextEra Energy, Inc.
●	Comcast Corporation	●	NiSource Inc.
●	Duke Energy Corporation	●	Orsted US
●	Edison International	●	Pattern Energy
●	Entergy Corporation	●	PG&E Corporation
●	Enterprise Products Partners L.P.	●	Puget Sound Energy, Inc.
●	Evergy Inc.	●	Sempra Energy
●	Eversource Energy	●	The Southern Company
●	Exelon Corporation	●	TC Energy Corporation
●	FirstEnergy Corp.	●	Verizon Communications Inc.
●	Fortis Inc.	●	Wataynikaneyap Power
●	Lower Colorado River Authority	●	Xcel Energy Inc.
Our customers include utilities, renewable energy developers, communications, industrial and energy delivery companies, as well as governmental entities. We have estimated revenues by customer type as a percentage of total revenues below. Such estimates are based on management judgment and assumptions and are provided to show perceived trends in our customer types and should be considered directional in nature.

	2021	2020	2019
Utility	74%	72%	64%
Renewable Energy Developers	2%	1%	1%
Communications	5%	4%	3%
Industrial	10%	13%	15%
Energy Delivery	5%	6%	14%
Other	4%	4%	3%
Total revenues	100%	100%	100%
The customer types set forth in the table above are described in further detail as follows:
•Utility - Customers that are electric and gas utility companies;
•Renewable Energy Developers – Customers that develop, own and/or operate renewable energy solutions other than electric and gas utility companies;
•Communications - Customers that own and/or operate assets supporting delivery of data, communications and digital services;
•Industrial - Customers that own and/or operate refinery, chemical and industrial facilities, as well as other commercial or manufacturing facilities;
•Energy Delivery - Customers that own and/or operate pipelines for the delivery of hydrocarbons; and
•Other - Customers that are not accurately described by the categories set forth above.
We believe utility, renewable energy, communications and industrial customers provide us with growth opportunities due to their long-term capital programs and/or the longer term trends associated with these industries. Our opportunities associated with energy delivery customers are dependent on the cyclicality of pipeline project activity, and capital programs for energy delivery and industrial customers have been negatively impacted by uncertainties and challenges in the energy market and overall economy caused by the pandemic associated with the novel coronavirus disease (COVID-19). However, to the extent commodity prices continue to strengthen and the global economy continues to recover, we believe the outlook for services with respect to these customers will improve. For additional information on the trends associated with these customers and industries, see Overview - Business Environment and Results of Operations in Item 7. Management’s Discussion and Analysis of Financial Condition of this Annual Report.
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
Although we have an integrated marketing and business development strategy, management at each of our operating companies is responsible for developing and maintaining successful long-term relationships with customers. Our operating company management teams build upon existing customer relationships to secure additional projects and increase revenues. Many of these customer relationships are long-standing and are maintained through a partnering approach with centralized account management, which includes project evaluation and consulting, quality performance, performance measurement and direct customer contact. Additionally, operating company management focuses on pursuing growth opportunities with prospective customers. We also encourage operating company management to cross-sell services of our other operating companies to their customers and coordinate with our other operating companies to pursue projects, especially those that are larger and more complex. We believe our ability to provide services that cover a broad spectrum of our customers’ needs and requirements is a significant differentiator. Our corporate-level business development and regional management groups support these activities by promoting and marketing our services for existing and prospective large national accounts, as well as projects that are capable of utilizing services from multiple operating companies.
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
Material Resources
Equipment. We depend on the availability of certain equipment, including specialty vehicles, to perform our services. We operate a fleet of owned and leased bucket trucks, digger derricks, trucks and trailers, support vehicles and specialty construction equipment, such as sidebooms, dozers, backhoes, excavators, trenchers, generators, boring machines, cranes, robotic arms, wire pullers, tensioners and helicopters. As of December 31, 2021, the total size of the rolling stock fleet was approximately 70,000 units. A number of factors that we may not be able to predict or control could result in increased costs for, or delays in delivery of, this equipment, including the continued impact of the ongoing COVID-19 pandemic on the global supply chain, as well as global trade relationships and other general market and political conditions (e.g., inflation). For example, based on, among other things, the significant worldwide shortage of semiconductors, vehicle manufacturers are experiencing production delays with respect to new vehicles for our fleet (both on-road and specialty vehicles) and vehicle parts (e.g., tires), all of which we utilize in our operations. Certain of our vehicle delivery orders scheduled for delivery in 2022 have been delayed and canceled. While we believe we have taken steps to secure delivery of a sufficient amount of vehicles in the near term and do not anticipate any significant disruptions with respect to our fleet, to the extent the production issues become worse than expected or become longer-term in nature, our operations could be negatively impacted.
Project Materials. Our customers depend on the availability of certain materials for construction, upgrade and repair and maintenance of their infrastructure and are typically responsible for supplying most or all of the materials required for the services we perform on their projects, including, among other things, steel, copper, aluminum and components for renewable energy projects (e.g., solar panels, wind turbine blades). We monitor supply chain and other logistical challenges impacting our industries with respect to these materials; however, a number of factors that we and our customers may not be able to predict or control could result in increased costs for, or delays in delivery or lack of availability of, these materials, including, among other things, the continued impact of the ongoing COVID-19 pandemic on the global supply chain, global trade relationships (e.g., tariffs, sourcing restrictions) and other general market and political conditions (e.g., inflation). To the extent these or other dynamics delay our customers’ projects or impact their decision-making with respect to timing of future projects, our business and demand for our services could be negatively impacted. For example, we believe some participants in the renewable energy market are experiencing supply chain and sourcing challenges, resulting in delays and shortages of, and increased costs for, materials necessary for the construction of certain solar renewable projects in the near term. While we believe many of our renewable energy customers are better equipped to manage these disruptions than their smaller competitors, these challenges could impact our ability to perform these renewable services in the near term.

Additionally, pursuant to certain of our contracts, including contracts for our comprehensive engineering, procurement and construction (EPC) services, we are required to procure all or part of the materials needed for a project. We continue to expand our EPC services throughout our industries, and as a result our responsibility for procuring materials is expected to increase and the cost of materials may become a proportionately larger component of our consolidated cost of services. Furthermore, under these contracts, a number of factors that we may not be able to predict or control, including those described above with respect to our customers, could negatively impact our ability to procure the materials we have agreed to procure for a project. In such circumstances, we may be responsible for delays and additional costs associated with projects.
For further information regarding the risks associated with availability of equipment and materials, see Risks Related to Operating Our Business in Item 1A. Risk Factors of this Annual Report.
Seasonality and Cyclicality
Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by, among other things, weather, customer spending patterns, bidding seasons, receipt of required regulatory approvals, permits and rights of way, project timing and schedules, and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions can create challenging working environments that are more costly for our customers or cause delays on projects. In addition, infrastructure projects often do not begin in a meaningful way until our customers finalize their capital budgets, which typically occurs during the first quarter. Second quarter revenues are typically higher than those in the first quarter, as some projects begin, but continued cold and wet weather can often impact productivity. Third quarter revenues are typically the highest of the year, as a greater number of projects are underway and operating conditions, including weather, are normally more accommodating. Generally, revenues during the fourth quarter are lower than the third quarter but higher than the second quarter, as many projects are completed and customers often seek to spend their capital budgets before year end. However, the holiday season and inclement weather can sometimes cause delays during the fourth quarter, reducing revenues and increasing costs. These seasonal impacts are typical for our U.S. operations, but seasonality for our international operations may differ. For additional information on seasonality and cyclicality, please see Significant Factors Impacting Results within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report.
Regulation
Compliance with numerous regulations has a material effect on our operations. Our operations are subject to various federal, state, local and international laws and regulations including:
•licensing, permitting and inspection requirements applicable to contractors and engineers;
•regulations relating to worker safety (e.g., Occupational Safety and Health Administration regulations) and environmental protection;
•permitting and inspection requirements applicable to construction projects;
•wage and hour regulations and regulations associated with our collective bargaining agreements and unionized workforce;
•regulations relating to sourcing and transportation of equipment and materials, including licensing and permitting requirements;

•regulations relating to aviation activities;
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
Employee Profile
As of December 31, 2021, we had approximately 43,700 employees, consisting of approximately 8,600 salaried employees, including executive officers, professional and administrative staff, project managers and engineers, job superintendents and field personnel, and approximately 35,100 hourly employees, the number of which fluctuates depending upon the number and size of the projects that are ongoing and planned at any particular time. As of December 31, 2021, we had approximately 36,800 U.S. employees and approximately 6,900 non-U.S. employees, with the majority of our non-U.S. employees based in Canada. Additionally, approximately 35% of our employees as of December 31, 2021 were covered by collective bargaining agreements, which require the payment of specified wages, the observance of certain workplace rules and the payment of certain amounts to multiemployer pension plans and employee benefit trusts. These collective bargaining agreements have varying terms and expiration dates, and the majority contain provisions that prohibit work stoppages or strikes, even during specified negotiation periods relating to agreement renewals, and provide for binding arbitration dispute resolution in the event of prolonged disagreement.
Employee Health and Safety
Performance of our services requires the use of heavy equipment and exposure to inherently hazardous conditions. In response to these inherent hazards and as part of our commitment to the safety of our employees, customers and third parties, our corporate and operating company management personnel have established safety programs, policies and procedures and ongoing training requirements for our employees and have also developed and implemented critical safety equipment and innovations. For example, on our project sites we have implemented emergency response plans, first aid training and automated external defibrillators, which have helped save the lives our employees and bystanders. We have also continued to invest significant resources in our safety training facilities, including the Quanta Advanced Training Center, located in Texas, and our safety monitoring tools, including fleet management software. Our operating companies also develop and share best practices for safety policies and practices, and we have an established program for onboarding newly acquired companies and working with them to augment their existing safety practices as necessary.
Furthermore, throughout the COVID-19 pandemic, the majority of our operations have continued, as they have been deemed essential to critical infrastructure. In response to the changing operating environment during the course of the pandemic, we implemented additional safety protocols and procedures to protect the health and safety of our employees, such as the adoption of specialized training initiatives and the utilization of additional protective equipment for our employees operating in the field and additional sanitation measures for our offices, vehicles and equipment. During the course of the pandemic, as circumstances dictated and in accordance with legal requirements, we also reduced non-essential business travel, applied work-from-home policies and developed other human resource guidance to help employees. We have not experienced any meaningful impact on the availability of our workforce or key personnel as a result of the COVID-19 pandemic.
Employee Recruiting, Development and Training
Our success depends on our ability to attract, develop and retain highly qualified employees, including craft skilled labor, engineers, architects, designers, management and professional and administrative employees.
Craft Skilled Labor. Our industry is experiencing a shortage of journeyman linemen and specialty craft labor in certain geographic areas. Our customers continue to seek additional specialized labor resources to address an aging utility workforce and longer-term labor availability issues, increasing pressure to reduce costs and improve reliability, and increasing duration and complexity of their capital programs. We believe these trends will continue, possibly to such a degree that demand for labor resources will outpace supply. Furthermore, the increased demand for our services based on favorable dynamics in certain of our industries can create shortages of qualified labor. In order to take advantage of available opportunities and successfully implement our long-term strategy, we must be able to employ, train and retain the necessary skilled personnel. As a result, we support and utilize various training and educational programs, have developed additional company-wide and project-specific employee training and educational programs and developed strategic relationships with universities, the military and unions.
For example, we own and operate Northwest Lineman College, a postsecondary educational institution that provides training programs for the electric power infrastructure, communications and underground utility and infrastructure industries and specializes in pre-apprenticeship training, apprenticeship training and specialized utility task training for electric workers. We also continue to invest in our education and training capabilities at the Quanta Advanced Training Center, which include programs for, among other things, beginning linemen, energized electric power services, lead and cable splicing, directional drilling, gas distribution services and pipeline integrity training. These programs provide classroom and on-the-job training programs and allow us to train employees in a controlled environment without the challenges of limited structure access and utility constraints.
Additionally, we have entered into strategic relationships with universities, the military and unions in order to attract potential employees and develop our workforce. For example, our operating companies performing more sophisticated and technical jobs utilize, when applicable, training programs provided by the International Brotherhood of Electrical Workers/National Electrical Contractors Associations (IBEW/NECA) Apprenticeship Program, training programs sponsored by the four trade unions administered by the Pipe Line Contractors Association (PLCA), apprenticeship training programs sponsored by the Canadian Union of Skilled Workers (CUSW) or our equivalent programs. Certain of our operating companies have also established apprenticeship training programs approved by the U.S. Department of Labor that prescribe equivalent training requirements for employees who are not otherwise subject to the requirements of the IBEW/NECA Apprenticeship Program. In addition, the Laborers International Union of North America, the International Brotherhood of Teamsters, the United Association of Plumbers and Pipefitters and the International Union of Operating Engineers have training programs specifically designed for developing and improving the skills of their members who work in the pipeline construction industry. Our operating companies also share best practices for training and educational programs.
For additional information on the risks associated with labor resources in our industries, see Risks Related to Operating Our Business in Item 1A. Risk Factors of this Annual Report and Overview - Business Environment in Item 7. Management’s Discussion and Analysis of Financial Condition of this Annual Report.
Management and Professional Personnel. Due to our decentralized operating structure, significant decision-making authority resides with our operating company management, and our corporate management and professional and administrative personnel are relied upon to allocate capital and communicate, coordinate and help execute our business strategies. We are focused on our ability to attract and retain qualified employees for these important positions, and a shortage of these employees for various reasons, including intense competition for skilled employees, labor shortages, increased labor costs, and candidates’ preference to work remotely, may jeopardize our ability to successfully manage our decentralized operations or our ability to grow and expand our business. We have also implemented enterprise-wide talent development and succession planning programs designed to identify and develop future and/or replacement candidates for key positions. For example, we have developed and administer a succession program with respect to our executive officers and senior operating company personnel, which is reviewed and/or overseen by our Board of Directors.
Compensation and Benefits
Our compensation programs are generally designed to align employee compensation with market practices and our performance, as well as provide the proper incentives to attract, retain and motivate employees. With respect to our executive officers, operating company management, other senior leadership and corporate employees, compensation programs consist of both fixed and variable components. The fixed portion is generally set at market levels, with variable compensation designed to reward employees based on company performance. We also grant stock-based compensation broadly throughout our organization, including to management and key operations personnel at the majority of our operating companies, which we believe is a key component of our compensation programs that helps to align incentives throughout our decentralized organization. We also enter into employment agreements with our executive officers and certain other key personnel. For additional information regarding our executive compensation, please see the information required in Item 11. Executive Compensation, which will be incorporated by reference to our definitive proxy statement related to our 2022 Annual Meeting of Stockholders.
We also provide additional benefits to our employees. For example, we provide health, welfare and benefit plans for most employees who are not covered by collective bargaining agreements, and we maintain a 401(k) plan pursuant to which eligible U.S. employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through payroll deductions and to which we make certain matching contributions.
Ethics and Compliance
All of our employees are subject to Quanta’s Code of Conduct, which addresses compliance with applicable laws and Quanta’s policies concerning, among other things, general business ethics, competition, anti-corruption and bribery, environmental protection, conflicts of interest, harassment and discrimination, data security and privacy, and insider trading. Quanta’s Code of Conduct also informs employees and third parties about the resources and confidential reporting mechanisms available to detect, prevent and report unethical and illegal conduct, and our Chief Compliance Officer communicates directly with our Board of Directors about actual and alleged violations of the law or the Code of Conduct. Training with respect to Quanta’s Code of Conduct and other policies and procedures is conducted as part of our comprehensive ethics and compliance training program.
Climate Change-Related Impacts
Our management considers climate-related risks and opportunities in connection with its long-term strategic planning and enterprise risk management process, which are overseen by our Board of Directors. While the overall impact on our operations continues to evolve, various aspects of climate change, as well as market and societal concerns about the future impact of climate change, have resulted and are expected to continue to result in operational opportunities and challenges. These opportunities and challenges arise from the physical risks associated with changes in climate, as well as technological advances, market developments and additional regulatory and compliance costs.
Changes in climate have caused, and are expected to continue to cause, among other things, increasing temperatures, rising sea levels and changes to patterns and intensity of wildfires, hurricanes, floods, winter storms and other storms and severe weather-related events and natural disasters. Our operating results can be significantly influenced by the climates in which we operate and severe weather events, and these changes have and could continue to significantly impact our future operating results. A greater amount of rainfall, snow, ice or other less accommodating weather conditions, as well as an increase in severe weather events and natural disasters, reduces our productivity and causes delays and cancellations of our ongoing projects. For example, hurricanes and tropical storms in the U.S. Gulf Coast region have impacted our ability to perform industrial services operations during certain periods. However, an increase in certain of these events, such as hurricanes, tropical storms, wildfires, blizzards and ice storms, also creates opportunities for us to perform a greater amount of emergency restoration services and can increase customer spending on modernization, grid hardening and other infrastructure improvements (e.g., fire hardening programs in California and the western United States and storm hardening in coastal regions). For example, during 2021, several strong hurricanes and other severe weather events resulted in emergency restoration services revenues at levels comparable to 2020, when record levels of hurricane activity in the United States resulted in record levels of emergency restoration services revenues for us. Additionally, changes in climate could result in more accommodating weather patterns for greater periods of time in certain areas, which may enable us to increase our productivity in those areas.

Physical risks associated with climate change have also increased hazards associated with certain of our operations, which in turn has increased the potential for liability and increased the costs associated with such operations. For example, severe drought and high wind speeds in the western United States, Australia and other locations have significantly increased the risk of wildfires, which in turn has exposed us and other contractors to increased risk of liability in connection with our operations in those locations, as these events can be started by failure of electrical power and other infrastructure on which we have performed services. Given the potentially significant liabilities associated with these events, to the extent we are deemed liable for a wildfire event, it could have a material adverse impact on our business. Furthermore, these climate conditions have also resulted in increased costs for wildfire-related third-party insurance and reduced the amount insurance carriers are willing to make available to us under such policies, as described further in Risk Management and Insurance below.
Climate change has also caused, and is expected to continue to cause, changes in the markets in which we operate. For example, in support of the transition to a carbon-neutral economy, utility customers are transitioning toward more sustainable sources of power generation, such as renewables (e.g., wind and solar) coupled with battery storage technology, and are replacing aging, less efficient infrastructure. Concerns regarding climate change are also leading to the increased electrification of consumer goods (e.g., electric vehicles), which is expected to provide continued additional demand for new and expanded electric power infrastructure and reengineering of existing electric power infrastructure. We believe these market dynamics and technological advances provide significant opportunities for us, including increased demand for our renewable energy infrastructure services, which we have significantly expanded through our acquisition of Blattner, as well as our portfolio of electric power infrastructure services.
The increasing focus on climate change has also impacted markets within our Underground Utility and Infrastructure Solutions segment. Certain services within this segment have experienced challenges, and could continue to experience challenges, related to a transition toward a carbon-neutral economy. For example, concerns about the impact of certain large pipeline projects on the environment, among other things, have contributed to significant delays and cancellations of certain projects in recent years, and as a result we have decreased our focus on these service offerings. Furthermore, a longer-term decline in demand for fossil fuels or refined products as a result of climate change concerns and/or regulation could further negatively impact these projects or negatively impact demand for our midstream and industrial services operations. However, we believe there are climate change-related opportunities for certain services in this segment that are associated with safety and environmental initiatives, including integrity, rehabilitation and replacement services related to existing pipeline infrastructure, as well as longer-term opportunities for services that would support customer strategies to reduce carbon emissions (e.g., hydrogen blending into natural gas flow, carbon capture, pipeline infrastructure repurposing and renewable natural gas and bio-diesel facilities). We also believe the timeline for the transition to a carbon-neutral economy will be extended and will need to be supported by certain legacy energy resources, and therefore have strategically focused on expanding our natural gas utility services in recent years.
Lastly, new legislation or regulation related to climate change could increase our costs. Most significantly, we maintain a large fleet of vehicles and a significant amount of construction machinery, and the costs associated therewith could significantly increase as a result of regulations related to greenhouse gas emissions from such sources or regulations that result in an increase in fuel prices.
For additional information regarding the risks and opportunities described above, see Risks Related to Operating Our Business in Item 1A. Risk Factors of this Annual Report and Overview - Business Environment and Overview - Significant Factors Impacting Results in Item 7. Management’s Discussion and Analysis of Financial Condition of this Annual Report.
Risk Management and Insurance
We maintain insurance coverage from third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. We are insured for, among other things, employer’s liability, workers’ compensation, auto liability, aviation and general liability claims. We manage and maintain a portion of our casualty risk indirectly through our wholly-owned captive insurance company, which reimburses claims up to the amount of the applicable deductible of our third-party insurance programs. In connection with our casualty insurance programs, we are required to issue letters of credit to secure our obligations. Deductibles for the employer’s liability and workers’ compensation programs are $5.0 million per occurrence, and deductibles for the auto liability and general liability programs are $15.0 million per occurrence. We also maintain employee health care benefit plans for the benefit of most of our employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $0.8 million per claimant per year.
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

We renew our insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel our coverage or determine to exclude certain items from coverage, including wildfires, or we may elect not to obtain certain types or incremental levels of insurance based on the potential benefits considered relative to the cost of such insurance, or coverage may not be available at reasonable and competitive rates. In any such event, our overall risk exposure would increase, which could negatively affect our results of operations, financial condition and cash flows. For example, due to the increased occurrence and future risk of wildfires in California and other areas in the western United States, Australia and other locations, insurers have reduced coverage availability and increased the cost of insurance coverage for such events in recent years. As a result, our level of insurance coverage for wildfire events has decreased in recent years and the current level of coverage may not be sufficient to cover potential losses in connection with these events. Our third-party insurers could decide to further reduce, exclude or increase the cost of coverage for wildfires or other events in connection with future insurance renewals. In any such event, our overall risk exposure would increase, which could negatively affect our results of operations, financial condition and cash flows.
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
•We may not realize the anticipated benefits and synergies from our acquisition of Blattner.
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
•Our business and operating results are subject to physical risks associated with climate change.
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
•Changes in estimates related to revenues and costs under customer contracts could result in a reduction or elimination of revenues or profits and the recognition of losses.
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
•The loss of, or our inability to attract, key personnel could disrupt our business.
•Our investments, including our joint ventures, expose us to risks and may result in conflicts of interest.
•We extend credit to, and enter into other financing arrangements with customers, which subject us to credit and investment risk.
•Risks associated with operating in international markets and U.S. territories could harm our business and prospects.
•Limitations on the availability of suppliers, subcontractors and equipment manufacturers could adversely affect our business or our customers.
•A lack of availability or an increase in the price of fuel, materials or equipment could adversely affect our business or our customers.
•Increasing scrutiny and expectations with respect to corporate sustainability practices may impose additional costs on us or expose us to reputational or other risks.
Risks Related to Our Industries
•Negative macroeconomic conditions and industry-specific economic and market conditions can adversely impact our business.
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
•Changes in tax laws could adversely affect our financial results.
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
•fluctuations in economic, political and market conditions on a regional, national or global basis, including as a result of, among other things, global conflicts, political unrest, or inflationary pressure that impacts our costs associated with labor, equipment and materials;
•pricing pressures as a result of competition;
•changes in the budgetary spending patterns or strategic plans of customers or governmental entities;
•supply chain and other logistical difficulties, as well as sourcing restrictions on materials necessary for the services we provide;
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
•restructuring, severance and other costs associated with, among other things, winding down certain operations and exiting markets;
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
•lost revenues and lost or damaged commercial relationships with significant customers;
•the complexities and difficulties associated with our decentralized management structure;
•the additional complexities of integrating a business with a different customer base, markets, history, culture and strategy;
•the failure to retain key employees of Blattner that may be difficult to replace;
•the disruption of our ongoing businesses or inconsistencies in our services, standards, controls, procedures and policies;
•potential unknown, unforeseen or greater than expected liabilities and expenses associated with the acquired business;
•changes in estimates related to revenues and costs associated with Blattner’s ongoing contracts with customers; and
•performance shortfalls as a result of the diversion of management’s attention caused by integrating Blattner’s operations.
We have also incurred, and expect to continue to incur, substantial expenses in connection with the acquisition of Blattner and integrating the business, operations, practices, policies and procedures of Blattner. While we assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our and Blattner’s control that could affect the total amount or the timing of their integration expenses. The overall expenses in connection with the acquisition are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.
The effects of the COVID-19 pandemic and related economic repercussions have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will negatively impact our future results of operations and overall financial performance remains uncertain.
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We have experienced some resulting disruptions to our business operations, and we expect the COVID-19 pandemic could continue to have a material adverse impact on our business and financial performance. Specifically, we have been negatively impacted by the COVID-19 pandemic as a result of the shelter-in-place restrictions and work disruptions in some of our service areas creating disruptions to portions of our operations, including (i) our Canadian operations and financial results during 2020 and 2021; (ii) our Australian operations and financial results during 2020 and 2021; (iii) our operations in certain major U.S. metropolitan markets that were meaningfully impacted by the pandemic during the first half of 2020; and (iv) our Latin American operations during 2020. During the course of the pandemic we have also experienced permitting and regulatory delays and certain restrictions on operations at industrial facilities, as well as reduced demand for refined products, which resulted in suspensions and delays related to our high-pressure and critical-path turnaround services to the downstream and midstream energy markets.
Additionally, governmental requirements related to COVID-19, as well as certain standards and guidance as to preventing the spread of COVID-19, have impacted and may continue to impact our business in the future. These include vaccination or testing standards and requirements issued by federal, state and local governmental entities that require employers to ensure their workforce is fully vaccinated or to require testing for unvaccinated workers. For example, Executive Order 14042 issued by President Biden requires federal contractors and subcontractors to mandate their employees be fully vaccinated against COVID-19. This executive order could apply to employees at certain of our operating companies if such companies or their customers are considered federal contractors and may result in employee attrition and difficulty securing future labor needs and could impair our ability to perform certain contractual services, retain such contracts and obtain new business, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, many of our customers have established vaccination requirements that could apply to our employees performing work on their premises, or in proximity of their employees. The implementation of vaccination and testing requirements could have a material adverse effect on our business, financial condition, results of operations or cash flows in the event that, among other things, a significant portion of our workforce does not choose to become vaccinated, as such employees may not be able to perform work for certain customers that require vaccination. Moreover, the costs related to mandatory testing for unvaccinated employees are significant, and time away from work for testing is disruptive to our operations.
In addition to these current dynamics, the COVID-19 pandemic may create or exacerbate risks related to our operations and regulatory and compliance matters, including as a result of:
•evolving governmental guidance or requirements, including travel and movement restrictions and vaccination and testing requirements, that could impact our ability to perform services or complete projects in accordance with required delivery schedules, which could result in additional costs or penalties (e.g., liquidated damages);
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
•potential illness that negatively impacts the availability or productivity of our key personnel or a significant number of employees or causes other disruptions to our business, corporate governance or financial reporting processes;
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
The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic, the resulting governmental and other measures implemented to address the pandemic and the continued development and availability of effective treatments and vaccines, which are uncertain and cannot be predicted. As a result, the ultimate impact of the COVID-19 pandemic is difficult to predict, and the pandemic may continue to materially impact our business, financial condition, results of operations or cash flows.
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
•changes in laws or permitting and regulatory requirements during the course of our work (e.g., challenge to nationwide permits issued by the U.S. Army Corps of Engineers);
•delays in the delivery or management of design or engineering information, equipment or materials;
•our or a customer’s failure to manage a project, including the inability to timely obtain permits or rights of way or meet other permitting, regulatory or environmental requirements or conditions;
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
•protests, legal challenges or other political activity or opposition to a project (e.g., recent federal appeals court ruling invalidating certain federal approvals for the Mountain Valley natural gas pipeline under construction from West Virginia to Virginia);
•other factors such as terrorism, military action and public health crises (e.g., the COVID-19 pandemic);
•changes in the cost or availability of equipment, commodities, materials or labor; and
•delay or failure to perform by suppliers, subcontractors or other third parties, or our failure to coordinate performance of such parties, as approximately 20% of our work is subcontracted to other service providers.
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
Furthermore, we generate a significant portion of our revenues under fixed price contracts, including contracts for projects where we provide engineering, procurement and construction (EPC) services (e.g., large transmission and pipeline projects, facility and terminal projects), and we have strategically expanded these service offerings in recent years, including with respect to renewable energy projects through our acquisition of Blattner. These contracts often involve complex pricing, scope of services and other bid preparation components that require challenging estimates and assumptions on the part of our personnel, which increases the risk that costs incurred on such projects can vary, sometimes substantially, from our original estimates.
To the extent our costs on a project exceed our revenues, we incur a loss. Additionally, performance difficulties can result in project cancellation by a customer and damage to our reputation or relationship with a customer, which can adversely affect our ability to secure new contracts. As a result, additional costs or penalties, a reduction in our productivity or efficiency or a project termination in any given period can have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, as discussed in further detail in Legal Proceedings within Note 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report, the termination of a telecommunications project in Peru resulted in a $79.2 million charge to earnings in the second quarter of 2019.
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

In particular, we perform a significant amount of services, including operational, consulting and other services, for customers that operate electrical power, natural gas, communications and other infrastructure assets in the western United States, Australia and other locations that have recently experienced, and have a higher risk of, wildfires. For example, certain of Quanta’s operating companies perform inspection, consulting, construction, repair and maintenance and other services for utilities and other customers that operate electric power, natural gas, communications and other infrastructure in California and other areas in the western United States, including inspection of, and construction, upgrade, repair and maintenance and other services relating to, the electrical power and natural gas transmission and distribution infrastructure operated by PG&E Corporation and its primary operating subsidiary, Pacific Gas and Electric Company (together, PG&E), Southern California Edison Company (SCE) and San Diego Gas and Electric Company, as well as their affiliates, and other utilities and customers in California and other western states. PG&E, SCE and certain other utility customers have been determined to be or are potentially responsible for catastrophic wildfire events that have occurred in recent years. In connection with certain of these events, some of Quanta’s operating companies have received document hold requests and subpoenas, and in connection with one of these events, as described further in Note 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report, two of Quanta’s operating companies have received tenders of defense and demands for preservation of documents. Additionally, certain of these wildfire events remain under investigation and additional claims or legal proceedings involving Quanta and its operating companies related to these events may be brought in the future.
We also often perform services in locations that are densely populated and that have higher value property and assets, such as California and metropolitan areas, which can increase the impact of any of these hazards or other accidents. For example, one of our larger operating companies specializes in underground gas and electric distribution and transmission services and operates in metropolitan areas throughout the northeastern United States, including New York City, New York, and we assumed certain contingent liabilities related to a natural gas explosion in connection with our acquisition of this business in 2019, which are described further in Note 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report. Additionally, we operate a significant number of helicopters in the performance of our services, including the transportation of line workers, the setting of poles, the stringing of wires and wildfire control and prevention, among other activities, including in locations that have a higher risk of wildfires and in densely populated areas. Our operation of helicopters is subject to various risks, such as crashes, collisions, fires, adverse weather conditions or mechanical failures.
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
As described further in Note 2 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report, we maintain a significant amount of insurance coverage from third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. Such insurance is subject to deductibles and limits and may be canceled or may not cover all of our losses. We also manage and maintain a portion of our casualty risk through our wholly-owned captive insurance company, which insures all claims up to the amount of the applicable deductible of our third-party insurance programs, and issue letters of credit to secure our obligations in connection with our casualty insurance programs. Our insurance policies include various coverage requirements, including notice requirements, and coverage could be denied if we fail to comply with those requirements.

Additionally, our insurance coverages may not be sufficient or effective under all circumstances or against all claims and liabilities asserted against us, and if we are not fully insured against such claims and liabilities, it could expose us to significant liabilities and materially and adversely affect our business, financial condition, results of operations and cash flows. We also renew our insurance policies on an annual basis, and therefore deductibles and levels of coverage offered by third parties may change in future periods, and there is no assurance that any of our coverages will be renewed at their current levels or at all or that any future coverage will be available at reasonable and competitive rates. Our third-party insurers could also fail, cancel our coverage or otherwise be unable or unwilling to provide us with adequate insurance coverage. For example, due to the increased occurrence and future risk of wildfires in California and other areas in the western United States, Australia and other locations, insurers have reduced coverage availability and increased the cost of insurance coverage for such events in recent years. As a result, Quanta’s level of insurance coverage for wildfire events has decreased in recent years, and the current level of coverage may not be sufficient to cover potential losses in connection with these events. Furthermore, our third-party insurers could also decide to further reduce or exclude coverage for wildfires or other events in connection with future insurance renewals. Adverse changes in our insurance coverage could increase our exposure to uninsured losses, which could have a negative effect on our business, financial condition, results of operations and cash flows or result in a disruption of our operations.
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
Our business and operating results are subject to physical risks associated with climate change.
Changes in climate have caused, and are expected to continue to cause, among other things, increasing temperatures, rising sea levels and changes to patterns and intensity of wildfires, hurricanes, floods, other storms and severe weather-related events and natural disasters. These changes have and could continue to significantly impact our future operating results and may have a long-term impact on our business, results of operation, financial condition and cash flows. While we seek to mitigate our risks associated with climate change, we recognize that there are inherent climate-related risks regardless of how and where we conduct our operations. For example, a catastrophic natural disaster could negatively impact any of our projects or office locations and the locations and service regions of our customers. Accordingly, a natural disaster has the potential to disrupt our and our customers’ businesses and may cause us to experience work stoppages, project delays, financial losses and additional costs to resume operations, including increased insurance costs or loss of coverage, legal liability and reputational losses.
Physical risks associated with climate change have also increased hazards associated with certain of our operations, which in turn has increased the potential for liability and increased the costs associated with such operations. For example, as discussed above, severe drought and high wind speeds in the western United States, Australia and other locations have significantly increased the risk of wildfires, which in turn has exposed us and other contractors to increased risk of liability in connection with our operations in those locations, as these events can be started by failure of electrical power and other infrastructure on which we have performed services. Given the potentially significant liabilities associated with these events, to the extent we are deemed liable for a wildfire event, it could have a material adverse impact on our business, financial condition, results of operations and cash flows. Furthermore, these climate conditions have also resulted in increased costs for wildfire-related third-party insurance and reduced the amount insurance carriers are willing to make available to us under such policies.
Our business is labor-intensive, and we may be unable to attract and retain qualified employees or we may incur significant costs in the event we are unable to efficiently manage our workforce.
Our ability to efficiently manage our business and achieve our strategic initiatives is limited by our ability to employ, train and retain the necessary skilled personnel, which is subject to a number of risks. The demand for labor resources has continued to increase in response to the increasing duration and complexity of customer capital budgets, the commencement of new, large-scale infrastructure projects, increased demand for infrastructure improvements and reliability and increased pressure to reduce costs. The pool of skilled workers in certain of our industries has also been reduced, and may be further reduced, due primarily to an aging utility workforce and longer-term labor availability issues, including with respect to experienced program managers and qualified journeyman linemen available for our Electric Power Infrastructure Solutions segment and experienced supervisors and foremen for our Underground Utility and Infrastructure Solutions segment. The cyclical nature of certain of the industries in which we operate can also create shortages of qualified labor during periods of high demand and production, and the amount of travel required for project management-level positions can impact the number of potential candidates that decide to enter our industries. A shortage in the supply of personnel creates competitive hiring markets that may result in increased labor expenses, and we have incurred, and expect to continue to incur, significant education and training expenses in order to recruit and train employees. The uncertainty of contract award timing and project delays can also present difficulties in managing our workforce size. Our inability to efficiently manage our workforce may require us to incur costs resulting from excess staff, reductions in staff, or redundancies that could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Additionally, the recent inflationary pressure in the United States has increased, and is expected to continue to increase, our labor costs. Under certain of our contracts, labor costs are passed through to customers, and the portion of our workforce that is represented by labor unions typically operates under multi-year collective bargaining agreements that provide some visibility into future labor costs. However, the costs related to a significant amount of our workforce are subject to market conditions, and therefore inflationary pressure could significantly increase our labor costs, which could in turn have a material adverse effect on our business, financial condition, results of operations or cash flows.
The loss of, or reduction in business from, certain significant customers could have a material adverse effect on our business.
A few customers have in the past and may in the future account for a significant portion of our revenues. For example, our ten largest customers accounted for 38% of our consolidated revenues for the year ended December 31, 2021. Although we have long-standing relationships with many of our significant customers, a significant customer may unilaterally reduce or discontinue business with us at any time or merge or be acquired by a company that decides to reduce or discontinue business with us. A significant customer may also file for bankruptcy protection or cease operations, which could also result in reduced or discontinued business with us. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Changes in estimates related to revenues and costs associated with our contracts with customers could result in a reduction or elimination of revenues, a reduction of profits or the recognition of losses.
For fixed price contracts and certain unit-price contracts, we recognize revenue as performance obligations are satisfied over time and earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability, as discussed in further detail in Note 4 of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report. Changes in contract estimates are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made, and contract losses are recognized in full when losses are determined to be probable and can be reasonably estimated. Variable consideration amounts, including performance incentives, early pay discounts and penalties, may also cause changes in contract estimates. In addition, we recognize amounts associated with change orders and/or claims as revenue when it is probable that the contract price will be adjusted and the amount of any such adjustment can be reasonably estimated, which can result in the recognition of costs prior to the recognition of the related revenue. For example, as of December 31, 2021, the amount recognized related to unapproved change orders and claims was $367.8 million and is discussed further in Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report. Actual amounts collected in connection with change orders and claims can differ from estimated amounts. Consequently, the timing for recognition of revenues and profit or loss and any subsequent changes in estimates is uncertain and could result in a reduction or an elimination of previously reported revenues or profits or the recognition of losses on the associated contract. Any such adjustments could be significant and could have a material adverse impact on our financial condition, results of operations and cash flows.
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
We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. These actions seek, among other things, compensation for alleged personal injury (including claims for loss of life), workers’ compensation, employment discrimination, sexual harassment, workplace misconduct, wage and hour claims and other employment-related damages, compensation for breach of contract, negligence or gross negligence or property damage, environmental liabilities, multiemployer pension plan withdrawal liabilities, punitive damages, consequential damages, and civil penalties or other losses or injunctive or declaratory relief, as well as interest and attorneys’ fees associated with such claims. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, and, in some instances, we are allocated risk through our contract terms for actions by our customers, subcontractors or other third parties. Because our services in certain instances can be integral to the operation and performance of our customers’ infrastructure, we have been and may become subject to lawsuits or claims for any failure of the systems that we work on or damages caused by accidents and events related to such systems, even if our services are not the cause of such failures and damages. We could also be subject to civil and criminal liabilities, which could be material. Insurance coverage may not be available or may be insufficient for these lawsuits, claims or legal proceedings. The outcome of any allegations, lawsuits, claims or legal proceedings, as well as any public reaction thereto, is inherently uncertain and could result in significant costs, damage to our brands or reputation and diversion of management’s attention from our business. Payments of significant amounts, even if reserved, could materially and adversely affect our business, reputation, financial condition, results of operations and cash flows.
In addition, many customers, particularly in connection with new construction, require us to post performance and payment bonds. These bonds provide a guarantee that we will perform under the terms of a contract and pay our subcontractors and vendors. If we fail to perform, the customer may demand that the surety make payments or provide services under the bond, and we must reimburse the surety for any expenses or outlays it incurs. For example, we were required to make material reimbursements to our sureties for bond-related costs in connection with the exercise of approximately $112 million of on-demand advance payment and performance bonds related to a terminated telecommunications project in Peru. As of December 31, 2021, the total amount of our outstanding performance bonds was estimated to be approximately $3.9 billion. To the extent reimbursements are required, the amounts could be material and could adversely affect our consolidated business, financial condition, results of operations or cash flows. For details on our existing litigation, claims and other legal proceedings, refer to Note 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report.
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
We typically provide contractual warranties for our services and materials, guaranteeing the work performed against, among other things, defects in workmanship, and we may agree to indemnify our customers for losses related to our services. The length of these warranty periods varies and can extend for several years, and certain projects can have longer warranty periods and include facility performance warranties that are broader than the warranties we generally provide. Warranties generally require us to re-perform the services and/or repair or replace the warranted item and any other facilities impacted thereby, at our sole expense, and we could also be responsible for other damages if we are not able to adequately satisfy our warranty obligations. In addition, we can be required under contractual arrangements with our customers to warrant any defects or failures in materials we provide. While we generally require materials suppliers to provide us warranties that are consistent with those we provide customers, if any of these suppliers default on their warranty obligations to us, we may incur costs to repair or replace the defective materials. For example, as discussed in further detail in Legal Proceedings within Note 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report, we are involved in litigation with respect to a claim of approximately $59 million in damages related to alleged warranty defects on a pipeline project.
Furthermore, our business involves professional judgments regarding the planning, design, development, construction, operations and management of electric power, renewable generation, communications, underground utility and pipeline infrastructure. Because our projects are often technically complex, our failure to make judgments and recommendations in accordance with applicable professional standards, including engineering standards, could result in damages. A significantly adverse or catastrophic event at a project site or completed project resulting from the services we performed could result in significant professional or product liability, personal injury (including claims for loss of life) or property damage claims or other claims against us, as well as reputational harm. These liabilities could exceed our insurance limits or impact our ability to obtain third-party insurance in the future, and customers, subcontractors or suppliers who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. As a result, warranty, engineering and other related claims could have a material adverse impact on our business, financial condition, results of operations and cash flows.
We can incur liabilities or suffer negative financial or reputational impacts relating to health and safety matters.
Our operations are inherently hazardous and subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk, and there can be no assurance that we will avoid significant liability exposure. Although we have taken precautions designed to mitigate this risk, we have suffered serious accidents, including fatalities, and we anticipate that our operations may result in additional serious accidents in the future. As a result of these events, we could be subject to substantial penalties, revocation of operating licenses, criminal prosecution or civil litigation, including claims for bodily injury or loss of life, that could result in substantial costs and liabilities. In addition, if our safety record were to substantially deteriorate or we were to suffer substantial penalties or criminal prosecution for violation of health and safety regulations, our customers could cancel our contracts and elect to procure future services from other providers. Unsafe work sites also have the potential to increase employee turnover, increase the costs of projects for our clients, and raise our operating costs. Any of the foregoing could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Disruptions to our information technology systems or our failure to adequately protect critical data, sensitive information and technology systems could materially affect our business or result in harm to our reputation.
We rely on information technology systems to manage our operations and other business processes and to protect sensitive company information, and our reliance on those systems has increased as a result of remote working arrangements necessitated by the COVID-19 pandemic. We also collect and retain information about our customers, stockholders, vendors and employees, all of which expect that we will adequately protect such information. Breaches or disruptions of our information systems, or systems of key third parties and information technology vendors that we rely upon, can result from, among other things, cyber-attacks, theft, inadvertent exposure of sensitive information, acts of terrorism, storms or other natural phenomena, information technology solution failures or network disruptions, and any such cyber-attacks or breaches can go unnoticed for some period of time. For example, a cyber-attack on one of our vendors or vulnerabilities identified in proprietary or open-source code disclosed by vendors or federal agencies could potentially impact our systems. While to date we have not experienced any material impact as a result of cyber-attacks, the ultimate impact of these and similar events remains unknown, and additional vulnerabilities will arise in the future. Additionally, an intrusion into the information systems of a business we acquire may also ultimately compromise our systems. Furthermore, some of the energy infrastructure systems on which we work may be considered to be strategic targets, and therefore at greater risk of cyber-attacks or acts of terrorism than other targets.
Cyber-attacks can result in compromises of our payment systems, monetary losses, inability to access our systems, delays in processing transactions or reporting financial results, the disclosure or misappropriation of confidential or proprietary company information (including for the purpose of transacting in our stock), or the release of customer, stockholder, vendor or employee data. While we have security measures and technology in place to protect our and our clients’ confidential or proprietary company information, there can be no assurance that our efforts will prevent all threats to our computer systems. An attack could also cause service disruptions to our internal systems or, in extreme circumstances, infiltration into, damage to or loss of control of our customers’ energy infrastructure systems. Any such breach or disruption could subject us to significant liabilities, cause damage to our reputation or customer relationships, or result in regulatory investigations or other actions by governmental authorities, which could have a material adverse impact on our business, financial condition, results of operations and cash flows. Additionally, because the techniques used to obtain unauthorized access or sabotage information technology systems change frequently and are generally not identifiable until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches.
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
•failure to successfully perform, or negative publicity related to, a high-profile project, including our joint venture in LUMA Energy, LLC (LUMA), which was selected for a 15-year operation and maintenance agreement to operate, maintain and modernize the approximately 18,000-mile electric transmission and distribution system in Puerto Rico;
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
Our results of operations and financial condition may be adversely affected by impairments to goodwill, other intangible assets, receivables, long-lived assets or investments. As described further in Note 7 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report, we record goodwill when we acquire a business, and goodwill must be tested at least annually for impairment. Additionally, equity investments are reviewed for impairment by assessing whether there has been a decline in the fair value of the investment below the carrying amount. We have recorded impairments in the past, and any future impairments could have a material adverse effect on our financial condition and results of operations for the period in which the impairment is recognized. For example, during the years ended December 31, 2021, 2020 and 2019, we recorded asset impairment charges that primarily related to certain investments and property and equipment, as described further in Notes 8 and 18 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report.
Our inability to successfully execute our acquisition strategy may have an adverse impact on our growth.
Our business strategy includes expanding our presence in the industries we serve through strategic acquisitions of companies that complement or enhance our business. The number of acquisition targets that meet our criteria may be limited. We may also face competition for acquisition opportunities, and other potential acquirers may offer more favorable terms or have greater financial resources available for potential acquisitions. This competition may further limit our acquisition opportunities or raise the prices of acquisitions and make them less accretive, or possibly not accretive, to us. Failure to consummate future acquisitions could negatively affect our growth strategies. Additionally, our past acquisitions have involved, and our future acquisitions may involve, significant cash expenditures and stock issuances, the incurrence or assumption of debt and other known and unknown liabilities and expose us to burdensome regulatory requirements. For example, we incurred a significant amount of debt and issued a significant amount of our common stock in connection with our acquisition of Blattner, which is described further in Note 6 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report. Furthermore, we may discover previously unknown liabilities or, due to market conditions, be required pursuant to specific transaction terms to assume certain prior known liabilities associated with an acquired business, and we may have inadequate or no recourse under applicable indemnification provisions and due to the unavailability of representation and warranty insurance coverage at rates we believe to be reasonable and competitive. As a result, past or future acquisitions may ultimately have a negative impact on our business, financial condition, results of operations and cash flows.
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
•loss of business due to customer overlap or other factors; and
•risks and liabilities arising from the prior operations of an acquired business, such as performance, operational, safety, cybersecurity, workforce or other compliance or tax issues, some of which we may not have discovered or accurately estimated during our due diligence and may not be covered by indemnification obligations or available insurance.
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
We cannot be certain that our management structure will be adequate to support our operations as they expand. Our decentralized structure places significant control and decision-making powers in the hands of the management of our operating companies. This contributes to the risk that we may be slower or less able to identify or react to problems affecting key business matters than we would in a more centralized environment. The lack of timely access to information may also impact the quality of decision making by management. For example, our ability to coordinate and utilize resources, including our fleet of vehicles, equipment and labor resources, depends on effective communications and processes among our operating companies. As a result, the ability to internally communicate, coordinate and execute business strategies, plans and tactics may be negatively impacted by our increasing size and complexity. Our decentralized organization can also result in our operating companies assuming excessive risk without appropriate guidance from our centralized legal, accounting, safety, tax, treasury, insurance and other functions. Future growth could also impose significant additional responsibilities on members of our senior management, and we cannot be certain that we will be able to recruit, integrate and retain new senior-level managers and executives. To the extent that we are unable to manage our growth effectively or are unable to attract and retain additional qualified management, we may not be able to expand our operations or execute our business plan.
The loss of, or our inability to attract, key personnel could disrupt our business.
We depend on the continued efforts of our executive officers, senior corporate management and management of our operating companies, which includes leadership and key personnel of the businesses we acquire. Although we typically enter into employment agreements with our executive officers and other key employees for initial terms of one to three years and subsequent renewal options, we cannot be certain that any individual will continue in such capacity for any particular period of time. We also depend on our ability to attract key operational and professional personnel as we grow our business and in order to establish and maintain an effective succession planning process. A shortage of these employees for various reasons, including intense competition for skilled employees, labor shortages, increased labor costs and the preference of some candidates to work remotely, could jeopardize our ability to successfully manage our decentralized operations or our ability to grow and expand our business. As a result, the loss of key personnel, as well as our inability to attract, develop and retain qualified employees that can succeed these key personnel, could negatively impact our ability to manage our business.
Our investments, including our joint ventures, expose us to risks and may result in conflicts of interest that could adversely impact our business or result in reputational harm.
We have entered into strategic relationships, joint ventures and other investment arrangements with various partners, including customers and infrastructure investors, through which we have invested in infrastructure assets and businesses, and we expect this activity to continue in the future. For additional information on our investment activity, including our joint venture in LUMA, see Note 8 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report. These types of investments expose us to increased risks, including poor performance by the infrastructure projects or businesses in which we have invested due to, among other things, difficult market or economic conditions or slowdowns (which may occur across one or more industries, sectors or geographies), changes to the supply or demand and fluctuations in the price of commodities, or fluctuations in the market price of the equity securities we hold in a company. That negative performance could result in lower investment returns, a decline in value or total loss of our investments or the possible sale of our investments at values below our initial projections, including at a loss, all of which could adversely affect our business, financial condition, results of operations and cash flows. Furthermore, our investments are often illiquid, as they are typically investments in private companies and/or subject to contractual restrictions that impose restrictions or lock-up periods affecting our ability to sell our interest, and as a result, we may not be able to exit an investment that is performing poorly, declining in value or resulting in reputational harm. Poor or incomplete performance of our investments or an investment fund in which we participate could also result in reputational harm to Quanta that impairs our ability to participate in future investment opportunities, which in turn could adversely affect our ability to secure certain future projects. Further, our relationship with a customer or investor that partners with us in a poorly performing investment could become impaired, which may negatively impact our ability to continue providing services to that customer.
Conflicts of interest may also exist or arise as a result of the structure of our investment arrangements. For example, in these structures, Quanta can be the contractor for construction of a project as well as an equity investor in an entity that owns, manages or operates the project or possibly the manager of investments in the project. In those instances, conflicts of interest can exist for such things as contractor pricing and the handling of contractor change orders and other claims. While certain of these conflicts of interest are governed by applicable laws and regulations and we have also taken certain actions that we believe minimize or address anticipated conflicts of interest, including through internal management practices and the terms of agreements governing the investment arrangement, failure to properly manage such conflicts of interest, or even the appearance of a potential conflict of interest, can expose us to liability or harm our relationships with investment partners, which could impact our business, financial condition, results of operations and cash flows or cause reputational harm to Quanta.
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
We grant credit, generally without collateral, to our customers, which primarily include utilities, renewable energy developers, communications providers, industrial companies and energy delivery companies located primarily in the United States, Canada and Australia. In certain circumstances, we also allow our customers to defer payment until certain project milestones have been met or until a project is substantially completed, and customers typically withhold some portion of amounts due to us as retainage until a project is complete. In addition, we have provided in the past and may provide in the future other forms of financing to our customers or make investments in our customers’ projects. These payment arrangements subject us to potential credit risk related to changes in business and economic factors affecting our customers, and certain of our customers have experienced financial difficulties (including bankruptcy) in recent years, which has impacted our ability to collect amounts owed to us. If we are unable to collect amounts owed, or retain amounts paid to us, our cash flows are reduced, and we could experience losses. For example, as described further in Note 4 and Note 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report, during 2020 and 2021 certain customers within our Underground Utility and Infrastructure Solutions segment encountered financial and operational difficulties that resulted in the delayed payment or nonpayment of a material amount of receivables owed. Business and economic factors resulting in financial difficulties (including bankruptcy) for our customers can also reduce the value of any financing or equity investment arrangements we have with our customers, thereby increasing the risk of loss in those circumstances. Losses experienced as a result of these credit and investment risks could materially and adversely affect our financial condition, results of operations and cash flows.
Risks associated with operating in international markets and U.S. territories could harm our business and prospects.
Our overall business, financial condition, results of operations and cash flows can be negatively impacted by our activities and operations outside the continental United States, including our international operations and operations in U.S. territories. Although these operations are presently conducted primarily in Canada and Australia, we also perform work in other foreign countries and U.S. territories. For the year ended December 31, 2021, we derived $1.91 billion, or 14.7%, of our consolidated revenues from foreign operations, the substantial majority of which was related to Canada and Australia. Changes in economic conditions, including those resulting from wars and other conflicts, civil unrest, public health crises, such as the COVID-19 pandemic, acts of terrorism, or volatility in global markets, may adversely affect demand for our services and our customers’ ability to pay for our services. In addition, at times we are paid for work outside the United States in currencies other than the U.S. dollar. Such payments are subject to fluctuating foreign currency exchange rates and may exceed our local currency needs, and, in certain instances, those amounts may be subject to temporary blocking, taxes or tariffs, and we may experience difficulties if we attempt to convert such amounts to U.S. dollars. During the year ended December 31, 2021, foreign revenues increased by approximately $114 million as compared to the year ended December 31, 2020 as a result of more favorable foreign currency exchange rates, primarily the U.S. dollar as compared to the Canadian and Australian dollars. Furthermore, to the extent the volume of services we provide internationally increases, our financial condition, results of operations and cash flows could be further exposed to the effects of fluctuating exchange rates.
There are numerous other risks associated with operating in international markets and U.S. territories, including, but not limited to, changes in applicable regulatory requirements; political, economic and social instability; expropriation or nationalization of our assets and operations; unfamiliar legal systems or business and labor practices; and complex U.S. and foreign tax regulations and other laws and international treaties. For example, as discussed in further detail in Legal Proceedings within Note 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report, the termination of a telecommunications project in Peru resulted in a $79.2 million charge to earnings in the second quarter of 2019. Furthermore, we may incur significant costs or liabilities associated with an unsuccessful attempt to enter a new market or we may enter a new market that ultimately proves to be unprofitable or has an otherwise adverse effect on our business. We may also incur significant costs and liabilities associated with winding down or exiting an existing market. For example, we incurred operating losses of $74.0 million, including asset impairment charges of $7.0 million, during 2020 in connection with the exit of our Latin American operations. These risks could restrict our ability to provide services to these customers, operate our business in these locations profitably or fund our strategic objectives, which could negatively impact our overall business, financial condition, results of operations and cash flows.
Limitations on the availability of suppliers, subcontractors and equipment manufacturers that we depend on could adversely affect our business.
We rely on suppliers to obtain necessary materials and subcontractors to perform portions of our services, and our customers rely on suppliers for materials necessary for the construction, upgrade and repair and maintenance of their infrastructure. We also rely on equipment manufacturers to provide us with the equipment required to conduct our operations, including a significant number of specialty vehicles. Limitations on the availability of suppliers, subcontractors or equipment manufacturers could negatively impact our or our customers’ operations, particularly in the event we rely on a single or small number of providers. The risk of a lack of available suppliers, subcontractors or equipment manufacturers can be heightened as a result of market, regulatory or economic conditions. For example, customers in certain states and Canada, in order to receive certain funding or for other reasons, may expect or compel us to engage a specified percentage of suppliers or subcontractors that meet diversity-ownership requirements, which can further limit our pool of available suppliers and limit our ability to secure contracts, maintain our services or grow in those areas. Availability of suppliers and manufacturers may also be limited by U.S. trade and other foreign policies that restrict business relationships with certain suppliers and manufacturers. For example, some participants in the renewable energy market, including potentially some of our customers, could experience delays and shortages of, and increased costs for, materials necessary for certain renewable energy projects in the near term as a result of sourcing restrictions related to solar panels manufactured in China.

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
A lack of availability or an increase in the price of fuel, materials or equipment necessary for our business or our customers’ projects could adversely affect our business.
Pursuant to certain contracts, including fixed price and EPC contracts where we have assumed responsibility for procuring materials for a project, we are exposed to availability issues and price increases for materials that are utilized in connection with our operations, including, among other things, copper, steel and aluminum. In addition, the timing of our customers’ ongoing projects, as well as their capital budgets and decision-making with respect to the timing of the future projects, can be negatively impacted by a lack of availability or an increase in prices of certain materials. Prices and availability could be materially impacted by, among other things, supply chain and other logistical challenges, global trade relationships (e.g., tariffs, sourcing restrictions) and other general market and geopolitical conditions (e.g., inflation). For example, recent logistical challenges in connection with the COVID-19 pandemic and sourcing restrictions have resulted in uncertainty concerning availability and pricing of certain commodities and goods important to our and our customers’ businesses, including renewable energy project components (e.g., solar panels and wind turbine blades). The lack of availability of necessary materials could result in project delays, some of which could be attributable to us, and an increase in prices of materials could reduce our profitability on projects or negatively impact our customers, which could have an adverse effect on demand for our services or our business, financial condition, results of operations and cash flows.
Additionally, supply chain and other logistical challenges have negatively impacted suppliers of certain equipment necessary for the performance of our business, including, among other things, new vehicles for our fleet (both on-road and specialty vehicles) and vehicle parts (e.g., tires). Based on the significant worldwide shortage of semiconductors, as well as other factors, vehicle manufacturers are experiencing production delays with respect to vehicles we utilize in our operations, and certain of our vehicle delivery orders scheduled for delivery in 2022 have been delayed or cancelled. To the extent these production issues worsen or become longer-term in nature, our operations could be negatively impacted.
We are also exposed to increases in energy prices, particularly fuel prices for our large fleet of vehicles, which have increased during the COVID-19 pandemic and could increase further due to future regulatory, legislative and policy changes that result from, among other things, climate change initiatives. Furthermore, some of our fixed price contracts do not allow us to adjust our prices and, as a result, increases in fuel costs could reduce our profitability with respect to such projects. Our ability to utilize certain existing vehicles within our fleet may also be limited by new emissions or other regulations, and, due to lack of production or availability, we may not be able to procure a sufficient number of vehicles meeting any such regulations. To the extent we are unable to utilize a significant portion of our existing fleet, we may be unable to perform services, which could have an adverse effect on our future financial condition, results of operations and cash flows. The broader and longer-term implications of these challenges, as a result of the COVID-19 pandemic, the transition to a carbon-neutral economy and otherwise, remains highly uncertain and variable and could negatively impact our overall business, financial condition, results of operations and cash flows.
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
Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters.
Risks Related to Our Industries
Negative macroeconomic conditions and industry-specific economic and market conditions can adversely impact our business.
Stagnant or declining economic conditions, including a prolonged economic downturn or recession, as well as significant events that have an impact on financial or capital markets, can adversely impact the demand for our services and result in the delay, reduction or cancellation of certain projects. Macroeconomic conditions, including inflation, slow growth or recession, changes to fiscal and monetary policy, and tighter credit and higher interest rates could materially adversely affect demand for our services and the availability and cost of the materials and equipment that we need to deliver our services or our customers need for their projects. During periods of elevated economic uncertainty, our customers may reduce or eliminate their spending on the services we provide. In addition, volatility in the debt or equity markets may impact our customers’ access to capital and result in the reduction or elimination of spending on the services we provide. Our vendors, suppliers and subcontractors may also be, to varying degrees, adversely affected by these conditions. These conditions, which can develop rapidly, could adversely affect our revenues, results of operations, and liquidity.
A number of factors can also adversely affect the industries we serve, including, among other things, the economic impact and supply chain and other logistical issues associated with the COVID-19 pandemic, financing conditions, potential bankruptcies and global and U.S. trade relationships and other geopolitical events, such as the conflicts between Ukraine and Russia. A reduction in cash flow or the lack of availability of debt or equity financing for our customers could result in a reduction in our customers’ spending for our services and also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Consolidation, competition, capital constraints or negative economic conditions in the electric power, energy or communications industries can also result in reduced spending by, or the loss of, one or more of our customers.
Services within our Underground Utility and Infrastructure Solutions segment are exposed to risks associated with the oil and gas industry. These risks, which are not subject to our control, include the volatility of commodity prices and production volumes, the development of and consumer demand for alternative energy sources, and legislative and regulatory actions, as well as public opinion, regarding the impact of fossil fuels on the climate and environment. Specifically, lower prices or production volumes, or perceived risk thereof, can result in decreased or delayed spending by our customers, including with respect to larger pipeline and industrial projects. For example, the COVID-19 pandemic and corresponding preventative measures taken around the world resulted in downward pressure on commodity prices, which negatively impacted certain services within our Underground Utility and Infrastructure Solutions segment and resulted in impairment losses of $8.7 million related to certain non-integral equity method investments during the year ended December 31, 2020. Additionally, demand for our industrial services operations declined during 2020 and 2021 as customers reduced and deferred regularly scheduled maintenance due to lack of demand for refined products and economic uncertainty as a result of the COVID-19 pandemic. Furthermore, future restrictions imposed on oil and gas production activities, including as a result of concerns about the impact of climate change, could have a material adverse effect on the oil and gas industry as a whole. Certain of our operations within our Underground Utility and Infrastructure Solutions segment could also result in reputational risks, such as how our values and practices regarding a low carbon transition are viewed by external and internal stakeholders, which could have a material adverse impact on our business, results of operations, financial condition and cash flows. If the profitability of our Underground Utility and Infrastructure Solutions segment were to decline, our overall financial position, results of operations and cash flows could also be adversely affected. A decline in prices, production or the development of resource plays can also negatively impact demand for certain electric power infrastructure services performed in energy-reliant markets, including Canada and Australia.
Our revenues and profitability can be negatively impacted if our customers encounter financial difficulties or file bankruptcy or disputes arise with our customers.
Our contracts often require us to satisfy or achieve certain milestones in order to receive payment, or in the case of cost-reimbursable contracts, provide support for billings in advance of payment. As a result, we can incur significant costs or perform significant amounts of work prior to receipt of payment. We face difficulties collecting payment and sometimes fail to receive payment for such costs in circumstances where our customers do not proceed to project completion, terminate or cancel a contract, default on their payment obligations, or dispute the adequacy of our billing support. We have in the past brought, and may in the future bring, claims against our customers related to the payment terms of our contracts. For example, as discussed in further detail in Note 4 and in Legal Proceedings within Note 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report, we have filed certain international arbitration proceedings against the customer in connection with the terminated telecommunications project in Peru, which seeks to recover, among other things, amounts related to a net receivable position of approximately $120 million as of December 31, 2021. A failure to recover on these types of claims can have a negative impact on our financial condition, results of operations and cash flows, and any such claims may harm our relationships with our customers.
Slowing economic conditions in the industries we serve can also impair the financial condition of our customers and hinder their ability to pay us on a timely basis or at all. Further, to the extent a customer files bankruptcy, payment of amounts owed can be delayed and certain payments we receive prior to the filing of the bankruptcy petition may be avoided and returned to the customer’s bankruptcy estate. For example, as described further in Note 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report, during 2020 and 2021 certain customers within our Underground Utility and Infrastructure Solutions segment encountered financial and operational difficulties that resulted in the delayed payment or nonpayment of a material amount of receivables owed. Additionally, in January 2019, PG&E Corporation and Pacific Gas and Electric Company (collectively, PG&E), one of our largest customers, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, as amended, delaying our collection of approximately $165 million of our pre-petition receivables, which were ultimately collected or sold to a third party during the second half of 2019 and 2020. Furthermore, many of our customers for larger projects are project-specific entities that do not have significant assets other than their interests in the project and could be more likely to encounter financial difficulties relating to their businesses. We ultimately may be unable to collect amounts owed to us by customers experiencing financial difficulties or in bankruptcy, and accounts receivable from such customers may become uncollectible and ultimately have to be written off, which could have an adverse effect on our future financial condition, results of operations and cash flows.
Our business is highly competitive, and competitive pressures could negatively affect our business.
We cannot be certain that we will maintain or enhance our competitive position or maintain our current customer base. The specialty contracting business is served by numerous companies, from small, owner-operated private companies to large multi-national, public companies. Relatively few barriers prevent entry into some areas of our business, and as a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. In addition, some of our competitors have significant financial, technical and marketing resources, and may have or develop expertise, experience and resources to provide services that are superior in both price and quality to our services. Certain of our competitors may also have lower overhead cost structures, and therefore may be able to provide services at lower rates than us. We also face competition from the in-house service organizations of our existing or prospective customers, which are capable of performing, or acquiring businesses that perform, some of the same types of services we provide. These customers may also face pressure or be compelled by regulatory or other requirements to self-perform an increasing amount of the services we currently perform for them, thereby reducing the services they outsource to us in the future. We also subcontract approximately 20% of our services, including pursuant to customer and regulatory requirements, and certain of these subcontractors may develop into a competitor to us on prime contracts with our customers.
Furthermore, a substantial portion of our revenues is directly or indirectly dependent upon obtaining new contracts, which is unpredictable and often involves complex and lengthy negotiations and bidding processes that are impacted by a wide variety of factors, including, among other things, price, governmental approvals, financing contingencies, commodity prices, environmental conditions, overall market and economic conditions, and a potential customer’s perception of our ability to perform the work or the technological advantages held by our competitors. The competitive environment we operate in can also affect the timing of contract awards and the commencement or progress of work under awarded contracts. For example, based on rapidly changing competition dynamics, we have recently experienced, and may in the future experience, more competitive pricing for smaller scale projects. Additionally, changing competitive pressures present difficulties in matching workforce size with available contract awards. As a result, the competitive environment we operate in can have a material adverse effect on our business, financial condition, results of operations and cash flows.
Technological advancements and other market developments could negatively affect our business.
Technological advancements, market developments and other factors may increase our costs or alter our customers’ existing operating models or the services they require, which could result in reduced demand for our services. For example, a reduction in demand for hydrocarbons or plastics or an increase in demand for renewable energy sources or otherwise could negatively impact certain of our customers and reduce demand for certain of our services. Additionally, a transition to a decentralized electric power grid, which relies on more dispersed and smaller-scale renewable energy sources, could reduce the need for large infrastructure projects and significant maintenance and rehabilitation programs, thereby reducing demand for, or profitability of, our services. Our future success will depend, in part, on our ability to anticipate and adapt to these and other potential changes in a cost-effective manner and to offer services that meet customer demands and evolving industry standards. If we fail to do so or incur significant expenditures in adapting to such change, our businesses, financial condition, results of operations and cash flows could be materially and adversely affected.
Furthermore, we view our portfolio of energized services tools and techniques, as well as our other process and design technologies, as competitive strengths, which we believe differentiate our service offerings. If our intellectual property rights or work processes become obsolete, through technological advancements or otherwise, we may not be able to differentiate our service offerings and some of our competitors may be able to offer more attractive services to our customers, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
Risks Related to Regulation and Compliance
Regulatory requirements applicable to our industries and changes in current and potential legislative and regulatory initiatives may adversely affect demand for our services.
Because the vast majority of our revenue is derived from a few industries, the federal, state, provincial and local regulations affecting those industries, including, among other things, environmental, safety, and permitting requirements, have a material effect on our business. In recent years, customers in our industries have faced heightened regulatory requirements and increased regulatory enforcement, as well as private legal challenges related to regulatory requirements, which have resulted in delays, reductions in scope and cancellations of projects. For example, a recent legal challenge that resulted in changes to certain U.S. Army Corps of Engineers nationwide permits related to the Clean Water Act impacted certain projects and resulted in increased costs and project interruptions and delays. Additionally, a recent federal appeals court ruling invalidated certain federal approvals for a large natural gas pipeline project from West Virginia to Virginia that we were constructing for a customer. Furthermore, certain regulatory requirements applicable to our customers are also required of us when we contract with such customers, and our inability to meet those requirements could also result in decreased demand for our services.
With respect to certain services in our Underground Utility and Infrastructure Solutions segment, concerns about climate-related issues could potentially result in new legislation, regulation, regulatory actions or other requirements at the local, state or federal level, which could negatively affect certain of our customers and decrease demand for their services, result in increased costs associated with our operations, or impact the prices we charge our customers. Any new requirements to reduce, or taxes on the production and/or consumption of, fossil fuels could negatively impact the hydrocarbon production volumes of our customers, which could in turn negatively impact demand for certain of our services. New regulations addressing greenhouse gas emissions from mobile sources could also significantly increase costs for our large fleet of vehicles, render portions of our fleet of vehicles obsolete or reduce the availability of vehicles we need to perform our services. In addition, if a portion of our operations are perceived to result in high greenhouse gas emissions, our reputation could suffer. Increased regulatory requirements have negatively impacted us and our customers and decreased demand for our services in the past, and may do so in the future, which can adversely affect our business, financial condition, results of operations and cash flows.
Additionally, with respect to certain services within our Renewable Energy Infrastructure Solutions segment, current and potential legislative or regulatory initiatives may not be implemented or extended or result in incremental increased demand for our services, including legislation or regulation that mandates percentages of power to be generated from renewable sources, requires utilities to meet reliability standards, provides for existing or new production tax credits for renewable energy developers, or encourages installation of new electric power transmission and renewable energy generation facilities. While these actions and initiatives have positively impacted demand for our services in the past, it is not certain whether they will continue to do so in the future. In addition, new legislation and regulatory requirements related to sourcing restrictions on materials necessary for certain renewable energy projects could negatively impact our renewable energy customers and delay or jeopardize the viability of certain renewable energy projects in the future. For example, sourcing restrictions on certain solar project materials produced in China (e.g., solar panels) could decrease the availability and increase the pricing of such materials, and negatively impact our customers and certain solar infrastructure projects in the near term, which could adversely affect our business, financial condition, results of operations and growth prospects.
Our unionized workforce and related obligations may adversely affect our operations.
As of December 31, 2021, approximately 35% of our employees were covered by collective bargaining agreements and the number of our employees covered by collective bargaining agreements could increase in the future for a variety of reasons, including acquisitions, unionization of a non-union operating company, project requirements and changes in law. For a variety of reasons, our unionized workforce could adversely impact relationships with our customers and adversely affect our business, financial condition, results of operations and cash flows. For instance, although the majority of the collective bargaining agreements prohibit strikes and work stoppages, certain of our unionized employees have participated in strikes and work stoppages in the past and strikes or work stoppages could occur in the future. Our ability to complete future acquisitions also could be adversely affected because of our operating companies’ union status, including because our union agreements may be incompatible with the union agreements of a business we want to acquire or because a business we want to acquire may not want to become affiliated with our operating companies that have employees covered by collective bargaining obligations. Additionally, certain of our customers require or prefer a non-union workforce, and they may reduce the amount of work assigned to us if our non-union labor crews become unionized.
Our collective bargaining agreements generally require us to participate with other companies in multiemployer pension plans. To the extent a plan is underfunded, we may be subject to substantial liabilities if we withdraw or are deemed to withdraw from the plan or the plan is terminated or experiences a mass withdrawal. For example, we have been involved in several litigation matters associated with our withdrawal from the Central States, Southeast and Southwest Areas Pension Plan, certain of which were settled in 2017. Further, special funding and operational rules are generally applicable to multiemployer plans that are classified as “endangered,” “seriously endangered” or “critical” status based on multiple factors (including, for example, the plan’s funded percentage, cash flow position and a projected minimum funding deficiency). Plans in these classifications must adopt remedial measures, which may require additional contributions from employers (e.g., a surcharge on benefit contributions) and/or modifications to retiree benefits. Certain plans to which we contribute or may contribute in the future have these funding statuses, and we may be obligated to contribute material amounts to these plans in the future, which could negatively impact our business, financial condition, results of operations and cash flows. For additional information on our contributions to, and the funding status of, these plans, see Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report.
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
We are subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes, indirect taxes (excise/duty, sales/use, gross receipts, and value-added taxes), payroll taxes, franchise taxes, withholding taxes, and ad valorem taxes. New tax laws, treaties and regulations and changes in existing tax laws, treaties and regulations are continuously being enacted or proposed, all of which can result in significant changes to the tax rate on our earnings and have a material impact on our earnings and cash flows from operations. Since future changes to federal and state tax legislation and regulations are unknown, we cannot predict the ultimate impact such changes may have on our business. In addition, significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities, and our tax estimates and tax positions could be materially affected by many factors, including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, our ability to realize deferred tax assets and changes in uncertain tax positions. A significant increase in our tax rate can have a material adverse effect on our profitability and liquidity.
Our failure to comply with environmental laws and regulations could result in significant liabilities and increased costs.
Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, PCBs, fuel storage, water quality and air quality. We perform work in many different types of underground environments. If the field location maps supplied to us are not accurate, or if objects are present in the soil that are not indicated on the field location maps, our underground work could strike objects in the soil, some of which may contain pollutants. These objects may also rupture, resulting in the discharge of pollutants. In such circumstances, we may be liable for fines and damages, and we may be unable to obtain reimbursement from any parties providing the incorrect information. We also perform work, including directional drilling, in and around environmentally sensitive areas such as rivers, lakes and wetlands. Due to the inconsistent nature of the terrain and water bodies, it is possible that such work may cause the release of subsurface materials that contain contaminants in excess of amounts permitted by law, potentially exposing us to remediation costs and fines. Additionally, we own and lease facilities that contain above- and below-ground fuel storage tanks, which could leak and cause us to be responsible for remediation costs and fines. The obligations, liabilities, fines and costs associated with these and other events can be material and could have a material adverse impact on our business, financial condition, results of operations and cash flows. Moreover, new laws and regulations or the stricter enforcement of existing laws and regulations, as well as the discovery of previously unknown contamination or leaks or the imposition of new clean-up requirements, could require us to incur significant costs or become the basis for new or increased liabilities. In certain instances, we have obtained indemnification and other rights from third parties (including predecessors or lessors) for such obligations and liabilities; however, these indemnities may not cover all of our costs and indemnitors may not pay amounts owed to us. Further, in connection with an acquisition, we cannot be certain that we identify all potential environmental liabilities relating to any acquired business when we are negotiating an indemnification right.
Certain regulatory requirements applicable to us and certain of our subsidiaries could materially impact our business.
We are subject to various specific regulatory regimes and requirements that could result in significant compliance costs and liabilities. As a public company, we are subject to various corporate governance and financial reporting requirements, including requirements for management to report on our internal controls over financial reporting and for our independent registered public accounting firm to express an opinion on the operating effectiveness of our internal control over financial reporting. Our internal control over financial reporting was effective as of December 31, 2021; however, there can be no assurance that our internal control over financial reporting will be determined to be effective in future years. Furthermore, the current assessment of our internal control over financial reporting excludes businesses acquired during the year ended December 31, 2021, including our acquisition of Blattner, and significant costs and effort are required to ensure that newly acquired businesses are operating effectively. Failure to maintain effective internal controls, including the identification and remediation of significant internal control deficiencies in acquired businesses (both prior acquisitions and future acquisitions), could result in a decrease in the market value of our publicly traded securities, a reduced ability to obtain debt and equity financing, a loss of customers, fines or penalties, and/or additional expenditures to meet the requirements or remedy any deficiencies.
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
We employ a significant number of employees, and while we utilize processes to assist in verifying the employment eligibility of potential new employees so that we maintain compliance with applicable laws, it is possible some of our employees may be unauthorized workers. In addition, we utilize certain non-immigrant visas to allow us to temporarily transfer certain of our foreign employees to the United States. The employment of unauthorized workers or failure to comply with the requirements of these non-immigrant visas could subject us to fines, penalties and other costs, as well as result in adverse publicity that negatively impacts our reputation and brand and may make it more difficult to hire and retain qualified employees. Furthermore, to the extent we are subject to penalties or delays that prevent the future transfer of our foreign employees to the United States, we may incur additional costs to hire and train new employees. For example, as a result of the COVID-19 pandemic, we have experienced delays and restrictions due to immigration processes that have prevented certain foreign workers from entering and working in the United States and Canada. Immigration laws have also been an area of considerable political focus in recent years, and, from time-to-time, the U.S. government considers or implements changes to federal immigration laws, regulations or enforcement programs. Changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and potential liability and make our hiring and employee transfer processes more cumbersome, or reduce the availability of potential employees.
Risks Related to Financing Our Business
We may not have access in the future to sufficient funding to finance desired growth and operations.
If we cannot secure future funds or financing on acceptable terms or generate sufficient cash flow, we may be unable to support our future operations or growth strategy. The timing of our funding needs and the size of our operations and strategic initiatives that require capital cannot be readily predicted and may be substantial. For example, during 2021 we incurred approximately $2.30 billion of debt to complete our acquisition of Blattner. We also rely on financing companies to fund the leasing of certain of our equipment, and credit market conditions may restrict access to capital for the leasing of additional equipment. A lack of available capital to fund the leasing of equipment could negatively impact our future operations.
The credit agreement for our senior credit facility and the indenture for our senior notes contain certain restrictions, including financial covenants and other restrictions on our ability to borrow amounts under the credit agreement and limitations on our ability to incur additional debt or conduct certain types of preferred equity financings. Our ability to increase the current commitments under our senior credit facility is also dependent upon additional commitments from our lenders. Furthermore, if we seek additional debt or equity financings, we cannot be certain they will be available to us on acceptable terms or at all, as banks are often restrictive in their lending practices, and our ability to access capital markets for financing could be limited by, among other things, our existing capital structure, our credit ratings, the state of the economy, the health of our industries, and the liquidity of the capital markets. If we are unable to borrow under our senior credit facility or secure other financing or if our lenders become unable or unwilling to fund their commitments to us, we may not be able to access the capital needed to fund our growth and operations, which could have a material adverse impact on our business, financial condition, results of operations and cash flows. For additional information on the terms of our senior credit facility and senior notes, please read Note 10 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report.
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
We have a significant amount of debt and debt service requirements. As of December 31, 2021, we had approximately $3.72 billion of outstanding long-term debt, net of current maturities, which includes amounts borrowed during 2021 to finance a portion of the closing consideration paid in connection with our acquisition of Blattner. We also had $1.87 billion of undrawn borrowing capacity under our senior credit facility as of December 31, 2021. This level of debt could have significant consequences on our future operations, including:
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
Our variable rate indebtedness subjects us to interest rate risk and the transition away from LIBOR could have an adverse impact on us.
Borrowings under our senior credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Our weighted average interest rate on our variable rate debt for the year ended December 31, 2021 was 1.9%. The annual effect on our pretax earnings of a hypothetical 50 basis point increase or decrease in variable interest rates would be approximately $6.0 million based on our December 31, 2021 balance of variable rate debt. Additionally, financial markets are in the process of transitioning away from the London Interbank Offered Rate (LIBOR) to alternative benchmark rate(s), and such transition is scheduled to be complete by mid-2023. As described in further detail in Senior Credit Facility within Note 10 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report, the credit agreement for our senior credit facility contains LIBOR benchmark replacement provisions. However, at this time, there can be no assurance as to whether any alternative benchmark or resulting interest rates may be more or less favorable than LIBOR or any other unforeseen impacts of the discontinuation of LIBOR. As a result, the proposals or consequences related to this transition could have a material adverse effect on our debt service obligations, financing costs, liquidity, financial condition, results of operations or cash flows and could impair our access to the capital markets.
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
We often fund a significant portion of the consideration paid in connection with our acquisitions with the issuance of additional equity securities, including contingent consideration amounts payable if acquired businesses achieve certain performance objectives during specified post-acquisition periods. We also utilize stock-based compensation as a key component of our compensation program. We expect to issue additional equity securities in the future in connection with these and other practices. Our Restated Certificate of Incorporation provides that we may issue up to 600,000,000 shares of common stock, of which 142,633,934 shares were outstanding as of December 31, 2021. Any additional issuances of common stock would have the effect of diluting our earnings per share and our existing stockholders’ individual ownership percentages and lead to volatility in the market price of our common stock. We cannot predict the effect that future issuances of our common stock or other equity-related securities would have on the market price of our common stock.
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

ITEM 1B.Unresolved Staff Comments
None.

ITEM 2.Properties
Facilities
We lease office space for our corporate headquarters in Houston, Texas, and own and lease other facilities throughout the United States, Canada, Australia and certain other foreign countries where we conduct business. These facilities are utilized for operations in all of our reportable segments and include offices, equipment yards, warehouses, storage, maintenance shops and training and educational facilities. As of December 31, 2021, we owned 76 of our facilities and leased the remainder. Included in the owned facilities is certain real property, including associated buildings and facilities, located in Houston, Texas, that we purchased through our wholly-owned captive insurance company during 2021 and that is being developed for our future corporate headquarters, as further described in Note 8 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report. We believe that our existing facilities are suitable and adequate for our current needs; however, we continue to evaluate real estate strategies to support our recent growth.
Equipment
We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as bucket trucks, digger derricks, backhoes, excavators, trenchers, generators, boring machines, cranes, robotic arms, wire pullers, tensioners and helicopters. As of December 31, 2021, the total size of our rolling stock fleet was approximately 70,000 units. Most of our fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We believe that our equipment is generally well maintained and is suitable and adequate for our present operations.

ITEM 3.Legal Proceedings
We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, negligence or gross negligence and/or property damage, environmental liabilities, wage and hour claims and other employment-related damages, punitive damages, consequential damages, civil penalties or other losses, or injunctive or declaratory relief, as well as interest and attorneys’ fees associated with such claims. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Note 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report, which is incorporated by reference in this Item 3, for additional information regarding litigation, claims and other legal proceedings.

ITEM 4.Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “PWR.” On February 22, 2022, there were approximately 517 holders of record of our common stock. This number does not include stockholders for whom shares of our common stock are held in “nominee” or “street name.” See Note 13 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional discussion of our equity securities.
Unregistered Sales of Securities During the Fourth Quarter of 2021
On October 13, 2021, we completed the acquisition of Blattner. A portion of the consideration for the acquisition consisted of 3,326,955 shares of our common stock, valued at $345.4 million as of the acquisition date. Additionally, on October 1, 2021, December 1, 2021, December 17, 2021 and December 21, 2021, we completed acquisitions in which a portion of the consideration consisted of the unregistered issuance of shares of our common stock. The aggregate consideration paid at closing in these acquisitions included 154,271 shares of our common stock, valued at $14.4 million as of the acquisition dates.
For additional information about these acquisitions, see Note 6 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report. The shares of common stock issued in these transactions were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the shares were issued to the owners of the businesses acquired in a privately negotiated transaction not involving any public offering or solicitation.
Issuer Purchases of Equity Securities During the Fourth Quarter of 2021
The following table contains information about our purchases of equity securities during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs(1)
October 1 - 31, 2021
Open Market Stock Repurchases (1)	—	$—	—	$472,819,735
Tax Withholdings (2)	7,767	$116.98	—
November 1 - 30, 2021
Open Market Stock Repurchases (1)	—	$—	—	$472,819,735
Tax Withholdings (2)	5,999	$117.89	—
December 1 - 31, 2021
Open Market Stock Repurchases (1)	—	$—	—	$472,819,735
Tax Withholdings (2)	3,443	$115.08	—
Total	17,209		—	$472,819,735
_______________
(1)On August 6, 2020, we issued a press release announcing that our Board of Directors approved a stock repurchase program that authorizes us to purchase, from time to time through June 30, 2023, up to $500.0 million of our outstanding common stock. Repurchases under this program can be made in open market and privately negotiated transactions, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. The program does not obligate us to acquire any specific amount of common stock and may be modified or terminated by our Board of Directors at any time at its sole discretion and without notice.
(2)Includes shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock unit and performance stock unit awards or the settlement of previously vested but deferred restricted stock unit and performance stock unit awards.

Dividends
We have declared a quarterly dividend during each quarter beginning in the fourth quarter of 2018, and we currently expect that comparable cash dividends will continue to be paid for the foreseeable future. The declaration, payment and amount of future cash dividends will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, income tax laws then in effect and the requirements of Delaware law. In addition, as discussed in Notes 10 and 13 in Item 8. Financial Statements and Supplementary Data of this Annual Report, the credit agreement for our senior credit facility restricts the payment of cash dividends unless certain conditions are met.
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
The following graph compares, for the period from December 31, 2016 to December 31, 2021, the cumulative stockholder return on our common stock with the cumulative total return of the S&P 500 Index (the S&P 500), the S&P MidCap 400 Index (the S&P Mid-Cap 400) and a peer group selected by our management that includes public companies within our industries. The companies in the peer group were selected to represent a broad group of publicly held corporations with operations similar to ours, and includes AECOM, Dycom Industries, Inc., EMCOR Group Inc., Fluor Corporation, Jacobs Engineering Group Inc., KBR, Inc., MasTec, Inc., MYR Group Inc. and Primoris Services Corporation.
The graph below assumes an investment of $100 (with reinvestment of all dividends) in our common stock, the S&P 500, the S&P MidCap 400 and the peer group on December 31, 2016 and tracks their relative performance through December 31, 2021. The returns of each company in the peer group is weighted based on the market capitalization of that company at the beginning of the measurement period. The stock price performance reflected in the following graph is not necessarily indicative of future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Quanta Services, Inc., the S&P 500, the S&P MidCap 400 and the Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Quanta Services, Inc.
S&P 500
S&P Midcap 400
Peer Group

	December 31,
	2016	2017	2018	2019	2020	2021
Quanta Services, Inc.	$100.00	$112.22	$86.48	$117.48	$208.81	$333.05
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
S&P MidCap 400	$100.00	$116.24	$103.36	$130.44	$148.26	$184.96
Peer Group	$100.00	$113.46	$84.16	$116.31	$133.60	$186.09

ITEM 6.[Reserved]

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations of Quanta Services, Inc. (together with its subsidiaries, Quanta, we, us or our) should be read in conjunction with our consolidated financial statements and related notes in Item 8. Financial Statements and Supplementary Data of this Annual Report. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in Cautionary Statement About Forward-Looking Statements and Information above and Item 1A. Risk Factors of this Annual Report.
Overview
We are a leading provider of specialty contracting services, delivering comprehensive infrastructure solutions for the utility, renewable energy, communications, pipeline and energy industries in the United States, Canada, Australia and select other international markets. The performance of our business generally depends on our ability to obtain contracts with customers and to effectively deliver the services provided under those contracts. The services we provide include design, engineering, procurement, new construction, upgrade and repair and maintenance services for infrastructure within each of the industries we serve, such as electric power transmission and distribution networks; substation facilities; wind and solar energy generation and transmission and battery storage facilities; communications and cable multi-system operator networks; gas utility systems; pipeline transmission systems and facilities; and downstream industrial facilities. Our customers include many of the leading companies in the industries we serve, and we endeavor to develop and maintain strategic alliances and preferred service provider status with our customers. Our services are typically provided pursuant to master service agreements, repair and maintenance contracts and fixed price and non-fixed price new construction contracts.
Beginning with the three months ended December 31, 2021, we report our results under three reportable segments: (1) Electric Power Infrastructure Solutions, (2) Renewable Energy Infrastructure Solutions and (3) Underground Utility and Infrastructure Solutions, as further described in Item 1. Business – Reportable Segments of this Annual Report. This structure is generally focused on broad end-user markets for our services. Included within the Electric Power Infrastructure Solutions segment are the results related to our communications infrastructure services.
Current Year Financial Results and Significant Operational Trends and Events
Key consolidated financial results for the year ended December 31, 2021 included:
•Revenues increased 15.9%, or $1.78 billion, to $12.98 billion as compared to revenues of $11.20 billion for the year ended December 31, 2020;
•Operating income increased 8.5%, or $52.2 million, to $663.5 million as compared to $611.4 million for the year ended December 31, 2020;
•Net income attributable to common stock increased 9.1%, or $40.4 million, to $486.0 million as compared to $445.6 million for the year ended December 31, 2020;
•Diluted earnings per share increased 8.8%, or $0.27, to $3.34 as compared to $3.07 for the year ended December 31, 2020;
•EBITDA (a non-GAAP financial measure) increased 22.0%, or $200.5 million, to $1.11 billion as compared to $912.7 million for the year ended December 31, 2020, and adjusted EBITDA (a non-GAAP financial measure) increased 19.9%, or $209.3 million, to $1.26 billion as compared to $1.05 billion for the year ended December 31, 2020;
•Net cash provided by operating activities decreased 47.8%, or $533.6 million, to $582.4 million as compared to net cash provided by operating activities of $1.12 billion for the year ended December 31, 2020;
•Remaining performance obligations increased 47.9%, or $1.91 billion, to $5.90 billion as of December 31, 2021 as compared to $3.99 billion as of December 31, 2020; and
•Total backlog (a non-GAAP financial measure) increased 27.4%, or $4.14 billion, to $19.27 billion as of December 31, 2021 as compared to $15.13 billion as of December 31, 2020.
For a reconciliation of EBITDA and adjusted EBITDA to net income attributable to common stock, the most comparable GAAP financial measure, and a reconciliation of backlog to remaining performance obligations, the most comparable GAAP financial measure, see Non-GAAP Financial Measures below.

As described below, during the year ended December 31, 2021, our results reflected certain significant operational trends and events as compared to the year ended December 31, 2020, with certain of our segment results of operations recast to conform to our current segment reporting structure.
Electric Power Infrastructure Solutions Segment
•Revenues increased by 17.9% to $7.62 billion, as compared to $6.47 billion.
•Operating income increased by 33.5% to $865.4 million, as compared to $648.4 million, and operating income as a percentage of revenues increased to 11.4%, as compared to 10.0%.
•Revenues increased primarily due to growth in spending by our utility customers on grid modernization, resulting in increased demand for our electric power services, as well as approximately $245 million of revenues attributable to acquired businesses and a $90 million positive impact related to more favorable foreign currency exchange rates, primarily the Canadian dollar and U.S. dollar exchange rate.
•Operating income increased primarily due to higher revenues. The increase in operating income as a percentage of revenues was primarily attributable to improved performance across the segment, higher levels of fixed cost absorption, and favorable contributions associated with the timing of projects and project mix. Also positively impacting operating income was $44.1 million of equity in earnings in LUMA and other integral affiliates, which represented a $32.8 million increase from the year ended December 31, 2020. Additionally, although we had substantially completed our exit from Latin America as of December 31, 2020, Electric Power Infrastructure Solutions operating income for the year ended December 31, 2020 included $74.0 million of operating losses related to Latin American operations. Partially offsetting the positive impact of these items were losses associated with certain communications projects during the year ended December 31, 2021 due to various production issues, poor subcontractor performance, challenging site conditions, permitting delays, increased completion costs and weather and seasonal impacts.
Renewable Energy Infrastructure Solutions Segment
•Revenues increased by 39.9% to $1.83 billion, as compared to $1.31 billion.
•Operating income increased by 2.2% to $181.9 million, as compared to $177.9 million, and operating income as a percentage of revenues decreased to 10.0%, as compared to 13.6%.
•Revenues increased primarily due to a $450 million increase in revenues attributable to acquired businesses, primarily Blattner, the results of operations of which are included since the acquisition date of October 13, 2021.
•The increase in operating income was primarily due to higher revenues associated with the acquisition of Blattner. Blattner’s results as a percentage of operating income were largely in line with results associated with the transmission and interconnection construction related to the renewable energy infrastructure. The decrease in operating income as a percentage of revenues for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the favorable close-out of certain projects in 2020.
Underground Utility and Infrastructure Solutions Segment
•Revenues increased by 3.0% to $3.53 billion, as compared to $3.43 billion.
•Operating income decreased by 11.7% to $150.1 million, as compared to $170.1 million, and operating income as a percentage of revenues decreased to 4.3%, as compared to 5.0%.
•Revenues increased primarily due to higher demand for our services from our gas utility and industrial customers; $25 million related to more favorable foreign currency exchange rates, primarily the Canadian dollar and U.S. dollar exchange rate; and approximately $20 million of revenues attributable to acquired businesses.
•Operating income and operating income as a percentage of revenues decreased primarily due to the recognition of $31.7 million of provision for credit losses related to receivables owed from a customer that declared bankruptcy in July 2021, and its affiliate, which is described further in Accounts Receivable and Allowance for Credit Losses

within Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report.
See Business Environment, Results of Operations and Liquidity and Capital Resources below for additional information and discussion related to consolidated and segment results.
Recent Significant Acquisition and Related Debt Financing
On October 13, 2021, we completed the acquisition of Blattner, a large and leading utility-scale renewable energy infrastructure solutions provider that is located in and primarily operates in North America. Consideration for this acquisition was $2.37 billion paid or payable in cash (subject to certain adjustments) and 3,326,955 shares of Quanta common stock, which had a fair value of $345.4 million as of the date of the acquisition. The final amount of consideration for the acquisition remains subject to certain post-closing adjustments, including with respect to net working capital (inclusive of cash) and certain assumed liabilities. Additionally, the former owners of Blattner are eligible to receive the potential payment of up to $300.0 million of contingent consideration, payable to the extent the acquired business achieves certain financial performance targets over a three-year period beginning in January 2022. Based on the estimated fair value of the contingent consideration, we recorded a $125.6 million liability as of the date of the acquisition. Blattner’s results of operations have been included in our consolidated financial statements since the acquisition date, with its results included in the Renewable Energy Infrastructure Solutions segment.
Additionally, we entered into certain debt financing arrangements in connection with our acquisition of Blattner. On September 23, 2021, we received net proceeds from the issuance of senior notes of $1.48 billion, net of the original issue discount and underwriting discounts and deferred financing costs, and on October 13, 2021, we borrowed $750.0 million from a term loan facility under our senior credit facility. We utilized these proceeds, together with approximately $50.9 million of revolving loans borrowed under our senior credit facility, to pay the cash consideration due at closing for the acquisition of Blattner.
Business Environment
We believe there are long-term growth opportunities across our industries, and we continue to have a positive long-term outlook. Although not without risks and challenges, including those discussed in Item 1A. Risk Factors of this Annual Report, we believe, with our full-service operations, broad geographic reach, financial position and technical expertise, we are well positioned to capitalize on opportunities and trends in our industries.
Electric Power Infrastructure Solutions. Utilities are continuing to invest significant capital in their electric power delivery systems, particularly transmission, substation and distribution infrastructure, through multi-year, multi-billion dollar grid modernization and reliability programs, which have provided, and are expected to continue to provide, demand for our services. While the COVID-19 pandemic resulted in a short-term overall decline in electricity usage in 2020, primarily related to commercial and industrial users, demand recovered and continued to increase in 2021, and we expect demand for electricity in North America to grow over the long term and believe that certain segments of the North American electric power grid are not adequate to efficiently serve the power needs of the future. Furthermore, to the extent that electrification trends increase, including through, among other things, electric vehicle (EV) adoption, demand for electricity could be greater than currently anticipated. To accommodate this growth, we expect continued demand for new or expanded transmission, substation and distribution infrastructure to reliably transport power to meet demand driven by electrification and the modification and reengineering of existing infrastructure as existing coal and nuclear generation facilities are retired or shut down. In order to reliably and efficiently deliver power, and in response to federal reliability standards, utilities are also integrating smart grid technologies into distribution systems to improve grid management and create efficiencies, and in preparation for emerging technologies, such as EVs.
A number of utilities also continue to implement system upgrades and hardening programs in response to recurring severe weather events, such as hurricanes and wildfires. For example, utilities along the Eastern and Gulf Coasts of the United States are executing storm hardening programs to make their systems more resilient to hurricanes and other severe weather events, which we expect to continue for the foreseeable future. Additionally, there are significant system resiliency initiatives underway in California and other regions in the western United States that are designed to prevent and manage the impact of wildfires. While these resiliency initiatives provide additional opportunities for our services, they also increase our potential exposure to significant liabilities, as these events can be started by the failure of electric power and other infrastructure on which we have performed services. Utilities are also executing significant initiatives to underground critical infrastructure, including additional underground transmission and distribution initiatives by utilities in California, underground transmission projects in the northeast United States, underground distribution circuits along U.S. coastlines and underground transmission lines for offshore wind generation projects.

With respect to our communications service offerings, consumer and commercial demand for communication and data-intensive, high-bandwidth wireline and wireless services and applications is driving significant investment in infrastructure and the deployment of new technologies. In particular, communications providers in North America are in the early stages of developing new fifth generation wireless services (5G), which are intended to facilitate bandwidth-intensive services at high speeds for consumers and commercial applications. Additionally, recent legislative and regulatory initiatives, including the Rural Digital Opportunity Fund enacted by the Federal Communications Commission and the Infrastructure Investment and Jobs Act, have dedicated billions of dollars of funding to support broadband service to underserved markets. As a result of these industry trends, we believe there will be meaningful demand for our engineering and construction services. We also reoriented our communications service offerings to strategically focus on the North American market, substantially completing the exit of our Latin American communications operations during 2020, which we anticipate will result in improved profitability within our communications services operations.
Renewable Energy Infrastructure Solutions. We believe the transition to a carbon-neutral economy, which is being driven by consumer and investor preferences, increasing electrification trends, supportive public policy actions and declining levelized costs of renewable energy, will require sizeable long-term investment in renewable generation and related infrastructure, including meaningful repowering and modernization of existing assets. To that end, renewable energy developers are expected to continue to increase investments in wind and solar projects, as well as energy storage projects. Utilities have increased the percentage of renewable electricity bought through power purchase agreements (PPAs) with renewable energy developers, and we believe are in the early stages of investing directly in renewable generation facilities, which could expand significantly over time as they pursue clean energy strategies and emissions-reduction initiatives. Also, a growing number of corporate enterprises, particularly technology companies, are entering into PPAs with renewable energy developers to source renewable electricity to power their facilities and achieve their own carbon reduction initiatives. We believe increased battery storage can support increased renewable energy development by providing shorter-term storage of electricity from renewable energy generation, particularly from solar facilities, which helps to manage the amount and timing of intermittent power placed on the grid from renewable generation. Though the current capacity of installed battery storage is much smaller than the amount of wind and solar capacity installed in North America, utility-scale battery storage capacity is expected to grow significantly and at higher rates over the longer term, which we believe will provide significant growth opportunities for us.
We believe these dynamics will generate significant demand in the near- and longer-term for our renewable energy infrastructure services, including our generation construction services and engineering expertise in utility-scale solar, wind and battery storage projects, as well as our services related to the development and construction of related infrastructure, including high-voltage electric transmission and substation infrastructure and battery storage facilities, which are necessary to interconnect and transmit electricity from new renewable energy generation facilities into the existing electric power grid and enhance grid reliability.
While the demand for certain renewable energy services could fluctuate in the short term due to, among other things, supply chain and other logistical difficulties that could delay projects, the availability of production tax credits, sourcing restrictions on materials and components necessary for certain projects (e.g., solar panels) or permitting delays, we believe we are well positioned, through our recent acquisition of Blattner and our existing renewable energy and transmission services offerings, to capitalize on the longer term growth trends with respect to the development of renewable energy generation and related infrastructure.
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
Though we experienced short-term disruptions in 2020 and to a lesser extent in 2021 due to the COVID-19 pandemic, we believe demand for our gas utility distribution services will increase as a result of customer desire to upgrade and replace aging infrastructure and increasing regulatory requirements. In particular, natural gas utilities have implemented multi-decade modernization programs to replace aging cast iron, bare steel and plastic system infrastructure with modern materials for safety, reliability and environmental purposes. We believe there are also growth opportunities for our pipeline integrity, rehabilitation and replacement services, as regulatory measures have increased the frequency and stringency of pipeline integrity testing requirements that require our customers to test, inspect, repair, maintain and replace pipeline infrastructure to ensure that it operates in a safe, reliable and environmentally conscious manner. Further, permitting challenges associated with construction of new pipelines can make existing pipeline infrastructure more valuable, motivating owners to extend the useful life of existing pipeline assets through integrity initiatives.

Broader challenges and uncertainties in the energy market, which have been compounded by the COVID-19 pandemic, have materially impacted, and may continue to materially impact, our Underground Utility and Infrastructure Solutions segment. The extent to which these challenges continue depends on the pace of recovery of the global economy and our end market conditions. In particular, demand for our midstream and industrial services operations has declined as customers reduced and deferred regularly scheduled maintenance and capital projects due to lack of demand for refined products. Our services to downstream industrial energy customers, which are primarily located along the Gulf Coast of the United States and in other select markets in North America, have been negatively impacted by an overall decline in global demand for refined products during 2020 and 2021. While demand for our critical path catalyst services has remained solid, in the second half of 2020 customers began reducing onsite activity for our other services and have deferred maintenance and certain turnaround projects to 2022. However, to the extent commodity prices continue to strengthen and the global economy continues to recover, we believe the outlook for services with respect to these customers will continue to improve. We also believe there are significant long-term opportunities for these services, including our high-pressure and critical-path turnaround services, as well as our capabilities with respect to instrumentation and electrical services, piping, fabrication and storage tanks services, and other industrial services, and that processing facilities located along the U.S. Gulf Coast region should have certain long-term strategic advantages due to their proximity to affordable hydrocarbon resources. However, these processing facilities can also be negatively impacted for short-term periods due to severe weather events, such as hurricanes, tropical storms and floods.
Furthermore, the broader oil and gas industry is highly cyclical and subject to price and production volume volatility, which can impact demand for our services. For example, certain of our end markets where the price of oil is influential, such as Australia, the Canadian Oil Sands and certain oil-driven U.S. shale formations, have been materially impacted by uncertainties and challenges in the energy market and overall economy caused by the COVID-19 pandemic. As a result of these dynamics, our revenues related to larger pipeline projects have declined significantly over the last few years. This dynamic is supportive of our increased focus on specialty services and industries that are driven by regulated utility spending, regulation, replacement and rehabilitation of aging infrastructure and safety and environmental initiatives, which we believe provide a greater level of business sustainability and predictability.
Lastly, we believe there are also longer-term opportunities that may arise in this segment. For example, we believe natural gas, due to its expected abundant supply and attractive price over the long-term, will remain a fuel of choice for both primary power generation and backup power generation for renewable power plants in North America. We believe the favorable characteristics of natural gas could also position North America as a leading competitor in the global LNG export market. In certain areas, the existing pipeline system infrastructure is insufficient to support any future LNG export facilities, which could provide additional opportunities for our business. We also believe that customers in this segment are implementing strategies to reduce carbon emissions produced from their operations, which are providing incremental opportunities for our services, including developing infrastructure for blending hydrogen into natural gas flow to customers, carbon capture projects, which could include building or repurposing pipeline infrastructure. While certain customers are in various stages of evaluating or implementing these types of strategies, certain near-term opportunities exist and we believe more meaningful opportunities could occur over the longer term to the extent these strategies and opportunities progress and mature.
COVID-19 Pandemic Impact. The effects of the COVID-19 pandemic continue to significantly impact global economies due to, among other things, workforce and travel restrictions and supply chain, production and other logistical disruptions. While we have continued to operate substantially all of our activities as a provider of essential services, during the course of the pandemic our operations and financial results have been adversely impacted by reduced customer spending and demand for certain of our services (including as described above), as well as governmental responses to the COVID-19 pandemic, including shut-down orders and limitations on work site practices implemented by governments, which have negatively impacted (i) our Canadian operations and financial results during 2020 and 2021; (ii) our Australian operations and financial results during 2020 and 2021; (iii) our operations in certain major U.S. metropolitan markets that were meaningfully impacted by the pandemic during the first and second quarters of 2020; and (iv) our Latin American operations during 2020. Additionally, governmental vaccination and testing requirements related to COVID-19, as well as certain standards and guidance as to preventing the spread of COVID-19, have impacted and may continue to impact our business in the future. These include vaccination or testing standards and requirements issued by federal, state and local governmental entities that require employers to ensure their workforce is fully vaccinated or to require testing for unvaccinated workers. In addition, many of our customers have established vaccination requirements that could apply to our employees performing work on their premises, or in proximity of their employees. The implementation of vaccination and testing requirements could have a material adverse effect on our business in the event that, among other things, a significant portion of our workforce does not choose to become vaccinated, as such employees may not be able to perform work for certain customers that require vaccination. Moreover, the costs related to mandatory testing for unvaccinated employees are significant, and time away from work for testing is disruptive to our operations.
The broader and longer-term implications of the COVID-19 pandemic on our results of operations and overall financial performance and position remain highly uncertain and variable, and we expect continued operational challenges for portions of our operations in the future. The future impact that the pandemic, or any resulting market disruption and volatility, will have on our business, cash flows, liquidity, financial condition and results of operations will depend on future developments, including, among others, the duration and severity of the pandemic; the actions taken by governmental authorities, customers, suppliers and other third parties in response to the pandemic and the consequences of those actions; our workforce availability; and the timing and extent to which normal economic and operating conditions resume and continue.
Regulatory Challenges and Opportunities. The regulatory environment creates both challenges and opportunities for our business, and in recent years our margins have been impacted by regulatory and permitting delays, as well as private legal challenges related to regulatory requirements, particularly with respect to large transmission and large pipeline projects. As a result, regulatory and environmental permitting processes continue to create uncertainty for projects and negatively impact customer spending. However, we believe that there are also several existing, pending or proposed legislative or regulatory actions that may alleviate certain regulatory and permitting issues and positively impact long-term demand, particularly in connection with electric power infrastructure and renewable energy spending. For example, regulatory changes affecting siting and right-of-way processes could potentially accelerate construction for transmission projects, and state and federal reliability standards are creating incentives for system investment and maintenance. Additionally, as described above, we consider renewable energy, including solar and wind generation facilities, to be an ongoing opportunity; however, policy and economic incentives designed to support and encourage such projects, as well as limitations on the availability or sourcing of materials or components for such projects, can create variability of project timing.
Labor Resource Availability and Cost. We continue to address the longer-term need for additional labor resources in our markets, as our customers continue to seek additional specialized labor resources to address an aging utility workforce and longer-term labor availability issues, increasing pressure to reduce costs and improve reliability, and increasing duration and complexity of their capital programs. We believe these trends will continue, possibly to such a degree that demand for labor resources will outpace supply. Furthermore, the increased demand for our services based on the dynamics described above can create shortages of qualified labor in our markets. Our ability to capitalize on available opportunities is limited by our ability to employ, train and retain the necessary skilled personnel, and therefore we are taking proactive steps to develop our workforce, including through strategic relationships with universities, the military and unions and the expansion and development of our training facility and postsecondary educational institution. Although we believe these initiatives will help address workforce needs, meeting our customers’ demand for labor resources could prove challenging.
Additionally, we continue to monitor our labor markets and expect labor costs to increase based on increased demand for our services. Our labor costs are passed through in certain of our contracts, and the portion of our workforce that is represented by labor unions typically operate under multi-year collective bargaining agreements, which provide some visibility into future labor costs. While we do not currently believe this environment will materially impact our profitability and would expect to be able to adjust contract pricing with certain customers to the extent wages and other labor costs increase, whether due to renegotiation of collective bargaining agreements or market conditions, meaningful increases in our labor costs could have a material adverse effect on our business, financial condition, results of operations or cash flows to the extent we cannot do so.
Materials and Equipment Procurement. We continue to monitor supply chain and other logistical challenges, global trade relationships (e.g., tariffs, sourcing restrictions) and other general market and political conditions (e.g., inflation) with respect to availability and costs of certain materials and equipment necessary for the performance of our business and for materials necessary for our customers’ projects, including, among other things, steel, copper, aluminum, and components for renewable energy projects. For example, we believe some participants in the renewable energy market are experiencing supply chain challenges, resulting in delays and shortages of, and increased costs for, materials necessary for the construction of certain renewable energy projects in the near term, including as a result of sourcing restrictions related to solar panels manufactured in China. While we believe many of our renewable energy customers are generally better equipped to manage near-term supply chain disruptions than their smaller competitors, these challenges could delay our customers’ ongoing projects or impact their future project schedules, which in turn could impact the timing of or demand for our renewable energy services. While these delays are not anticipated to result in exposure to liquidated damages or commodity risks, such delays could cause customers to cancel projects as higher than expected costs impact project profitability projections.
Additionally, based on, among other things, the significant worldwide shortage of semiconductors, vehicle manufacturers are experiencing production delays with respect to new vehicles for our fleet (both on-road and specialty vehicles) and vehicle parts (e.g., tires), all of which we utilize in our operations, and certain of our vehicle delivery orders scheduled for delivery in 2022 have been delayed or cancelled. While we believe we have taken steps to secure delivery of a sufficient amount of vehicles in the near term and do not anticipate any significant disruptions with respect to our fleet, to the extent the production issues become worse than expected or become longer-term in nature, our operations could be negatively impacted. Delays impacting construction schedules resulting from supply chain disruption impacting project materials could result in risks. In addition, as a result of the recent inflationary pressure, our results of operations could be negatively impacted by price inflation related to costs of materials and equipment to the extent we are not able to pass such costs through to our contracts.

Acquisitions and Investments. We believe potential acquisition and investment opportunities exist in our industries and adjacent industries, primarily due to the highly fragmented and evolving nature of those industries and inability of many companies to expand due to capital or liquidity constraints. While the desirability of certain of these opportunities could be impacted by the recent inflationary pressure in the short term, we continue to evaluate opportunities that are expected to, among other things, broaden our customer base, expand our geographic area of operations and grow and diversify our portfolio of services.

Significant Factors Impacting Results
Our revenues, profit, margins and other results of operations can be influenced by a variety of factors in any given period, including those described in Business Environment above, Results of Operations below and Item 1A. Risk Factors of this Annual Report, and those factors have caused fluctuations in our results in the past and are expected to cause fluctuations in our results in the future. Additional information with respect to certain of those factors is provided below.
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
Weather, natural disasters and emergencies. The results of our business in a given period can be impacted by adverse weather conditions, severe weather events, natural disasters or other emergencies, which include, among other things, heavy or prolonged snowfall or rainfall, hurricanes, tropical storms, tornadoes, floods, blizzards, extreme temperatures, wildfires, post-wildfire floods and debris flows, pandemics (including the ongoing COVID-19 pandemic) and earthquakes. These conditions and events can negatively impact our financial results due to, among other things, the termination, deferral or delay of projects, reduced productivity and exposure to significant liabilities. See Business Environment above for further discussion regarding the impact of the COVID-19 pandemic. However, severe weather events can increase our emergency restoration services, which typically yield higher margins due in part to higher equipment utilization and absorption of fixed costs, and we had a significant amount of emergency restoration services revenues in 2020 and 2021.
Demand for services. We perform the majority of our services under existing contracts, including master service agreements (MSAs) and similar agreements pursuant to which our customers are not committed to specific volumes of our services. Therefore, our volume of business can be positively or negatively affected by fluctuations in the amount of work our customers assign us in a given period, which may vary by geographic region. For example, to the extent our customers accelerate grid modernization or hardening programs or face deadlines to meet regulatory requirements for rehabilitation, reliability or efficiency, our volume of work could increase under existing agreements. Also, as described above in Business Environment, we have experienced reductions in demand for certain services as a result of the uncertainties and challenges in the energy market and overall economy caused by the COVID-19 pandemic. Examples of other items that may cause demand for our services to fluctuate materially from quarter to quarter include: the financial condition of our customers, their capital spending and their access to capital; economic and political conditions on a regional, national or global scale, including availability of renewable energy tax credits; interest rates; governmental regulations affecting the sourcing of materials and equipment; other changes in U.S. and global trade relationships; and project deferrals and cancellations.
Revenue mix and impact on margins. The mix of revenues based on the types of services we provide in a given period will impact margins, as certain industries and services provide higher-margin opportunities. Our larger or more complex projects typically include, among others, transmission projects with higher voltage capacities; pipeline projects with larger-diameter throughput capacities; large-scale renewable generation projects, which we expect to increase subsequent to our acquisition of Blattner; and projects with increased engineering, design or construction complexities, more difficult terrain or geographical requirements, or longer distance requirements. These projects typically yield opportunities for higher margins than our recurring services under MSAs described above, as we assume a greater degree of performance risk and there is greater utilization of our resources for longer construction timeframes. However, larger projects are subject to additional risk of regulatory delay and cyclicality. For example, our revenues with respect to large pipeline projects have declined significantly in recent years, and a significant number of larger projects have been delayed or cancelled during that same period. Project schedules also fluctuate, particularly in connection with larger, more complex or longer-term projects, which can affect the amount of work performed in a given period. Furthermore, smaller or less complex projects typically have a greater number of companies competing for them, and competitors at times may more aggressively pursue available work. A greater percentage of smaller scale or less complex work also could negatively impact margins due to the inefficiency of transitioning between a greater number of smaller projects versus continuous production on fewer larger projects. As a result, at times we may choose to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we are strategically positioned to deliver on larger projects when they move forward.
Project variability and performance. Margins for a single project may fluctuate period to period due to changes in the volume or type of work performed, the pricing structure under the project contract or job productivity. Additionally, our productivity and performance on a project can vary period to period based on a number of factors, including unexpected project difficulties or site conditions (including in connection with difficult geographic characteristics); project location, including locations with challenging operating conditions; whether the work is on an open or encumbered right of way; inclement weather or severe weather events; environmental restrictions or regulatory delays; protests, other political activity or legal challenges related to a project; the performance of third parties; and the impact of the COVID-19 pandemic. Moreover, we currently generate a significant portion of our revenues under fixed price contracts, and fixed price contracts are more common in connection with our larger and more complex projects that typically involve greater performance risk. Furthermore, subsequent to our acquisition of Blattner, we expect the portion of our revenues generated under fixed price contracts to increase significantly. Under these contracts, we assume risks related to project estimates and execution, and project revenues can vary, sometimes substantially, from our original projections due to a variety of factors, including the additional complexity, timing uncertainty or extended bidding, regulatory and permitting processes associated with these projects. These variations can result in a reduction in expected profit or the incurrence of losses on a project or the issuance of change orders or assertion of contract claims against customers. See Revenue Recognition - Contract Estimates in Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report for further information regarding changes in estimated contract revenues and/or project costs, including any significant project gains or losses in connection with fixed price contracts that have impacted our results, and determinations with respect to the recognition of change orders and claims as contract price adjustments.
Subcontract work and provision of materials. Work that is subcontracted to other service providers generally yields lower margins, and therefore an increase in subcontract work in a given period can decrease margins. In recent years, we have subcontracted approximately 20% of our work to other service providers. Our customers are usually responsible for supplying the materials for their projects. However, under some contracts, including contracts for projects where we provide engineering, procurement and construction (EPC) services, we agree to procure all or part of the required materials. Margins may be lower on projects where we furnish a significant amount of materials, as our markup on materials is generally lower than our markup on labor costs, and in a given period an increase in the percentage of work with greater materials procurement requirements may decrease our overall margins. Furthermore, as discussed further in Overview - Business Environment, fluctuations in the price or availability of materials and equipment we or our customers utilize could impact demand for our services or costs to complete projects.
Foreign currency risk. Our financial performance is reported on a U.S. dollar-denominated basis but is partially subject to fluctuations in foreign currency exchange rates. Fluctuations in exchange rates relative to the U.S. dollar, primarily Canadian dollars and Australian dollars, can materially impact our results of operations and impact comparability between periods.

Results of Operations
A discussion of the changes in our consolidated results of operations between the years December 31, 2021 and December 31, 2020 and the changes in our segment results of operations between the years ended December 31, 2021, 2020 and 2019 is included below, with certain of our segment results of operations recast to conform to our current segment reporting structure. A discussion of the changes in our consolidated results of operations between the years ended December 31, 2020 and 2019 is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 1, 2021. The results of acquired businesses have been included in the following results of operations since their respective acquisition dates.

The following table sets forth selected statements of operations data, such data as a percentage of revenues for the years indicated as well as the dollar and percentage change from the prior year (dollars in thousands):
Consolidated Results

	Year Ended December 31,				Change
	2021		2020		$	%
Revenues	$12,980,213	100.0%	$11,202,672	100.0%	$1,777,541	15.9%
Cost of services (including depreciation)	11,026,954	85.0	9,541,825	85.2	1,485,129	15.6%
Gross profit	1,953,259	15.0	1,660,847	14.8	292,412	17.6%
Equity in earnings of integral unconsolidated affiliates	44,061	0.3	11,303	0.1	32,758	289.8%
Selling, general and administrative expenses	(1,155,956)	(8.9)	(975,074)	(8.7)	(180,882)	18.6%
Amortization of intangible assets	(165,366)	(1.2)	(76,704)	(0.6)	(88,662)	115.6%
Asset impairment charges	(5,743)	—	(8,282)	(0.1)	2,539	(30.7)%
Change in fair value of contingent consideration liabilities	(6,734)	(0.1)	(719)	—	(6,015)	836.6%
Operating income	663,521	5.1	611,371	5.5	52,150	8.5%
Interest and other financing expenses	(68,899)	(0.5)	(45,013)	(0.4)	(23,886)	53.1%
Interest income	3,194	—	2,449	—	745	30.4%
Other income, net	25,085	0.2	2,539	—	22,546	888.0%
Income before income taxes	622,901	4.8	571,346	5.1	51,555	9.0%
Provision for income taxes	130,918	1.0	119,387	1.1	11,531	9.7%
Net income	491,983	3.8	451,959	4.0	40,024	8.9%
Less: Net income attributable to non-controlling interests	6,027	0.1	6,363	—	(336)	(5.3)%
Net income attributable to common stock	$485,956	3.7%	$445,596	4.0%	$40,360	9.1%
`
Revenues. Revenues increased primarily due to a $1.16 billion increase in revenues from our Electric Power Infrastructure Solutions segment, largely due to growth in spending by our utility customers on grid modernization resulting in increased demand for our electric power services and approximately $245 million of revenues attributable to acquired businesses. Also contributing to the increase was a $520.1 million increase in revenues from our Renewable Energy Infrastructure Solutions segment, primarily due to our acquisition of Blattner in the fourth quarter of 2021, as well as a $101.4 million increase in revenues from our Underground Utility and Infrastructure Solutions segment, primarily due to increased demand from our gas utility and industrial customers. See Segment Results below for additional information and discussion related to segment revenues.
Gross profit. Gross profit increased primarily due to an increase in revenues across all segments. Gross profit as a percentage of revenues increased due to improved utilization and fixed cost absorption from our Electric Power Infrastructure Solutions and Renewable Energy Infrastructure Solutions segments. Gross profit was positively impacted in 2020 by the favorable close-out of certain projects in the Renewable Energy Infrastructure Solutions segment. Gross profit for the Underground Utility and Infrastructure Solutions segment in 2021 was adversely impacted by the recognition of a $31.7 million provision for credit loss related to receivables owed by a customer that declared bankruptcy in July 2021 and its affiliate, which is described further in Accounts Receivable and Allowance for Credit Losses within Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report. Additionally, gross profit for the Underground Utility and Infrastructure Solutions segment was adversely impacted during the years ended December 31, 2021 and 2020 by uncertainties and challenges in the energy market and overall economy caused by the COVID-19 pandemic, which negatively impacted our margins and ability to cover fixed and overhead costs. See Segment Results below for additional information and discussion related to segment operating income (loss).
Equity in earnings of integral unconsolidated affiliates. The amounts include our portion of amounts earned by integral unconsolidated affiliates and primarily relate to our portion of amounts earned by LUMA. The increase with respect to LUMA is mostly related to the completion of the steps necessary to transition operation and maintenance of the Puerto Rican electric transmission and distribution system from the owner to LUMA in mid-2021 and the entry into an interim services agreement that covers the interim services period for the project. See Note 9 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report for further information on LUMA. During the interim services period, LUMA receives a fixed annual management fee, payable in monthly installments, and is reimbursed for costs and expenses. Additionally, we acquired a 44% interest in an entity that provides right-of-way solutions, including site preparation and clearing, materials delivery and installation and management of permitting requirements and traffic control at the beginning of the fourth quarter of 2021, and our portion of the amounts earned by this investment are included beginning as of that investment date.
Selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily attributable to a $95.6 million increase in expenses associated with acquired businesses and a $31.2 million increase in the provision for credit losses, the majority of which related to the recognition of the provision for credit loss related to a receivable from a customer that declared bankruptcy in July 2021, and its affiliate, which is described further in Accounts Receivable and Allowance for Credit Losses within Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report. Also contributing to the increase was a $31.2 million increase in compensation expense, largely associated with increased incentive compensation expense as a result of higher levels of operating performance and an increase in salaries and benefits due to increased personnel to support business growth. Compensation expense for the year ended December 31, 2020 included a $14.0 million correction of prior period amounts related to the valuation of and accounting for certain performance-based equity awards that were awarded during the years 2017 to 2019. Also contributing to the 2021 increase were a $11.4 million increase in travel and related expenses, which were below historical levels in 2020 as a result of reduced travel due to the COVID-19 pandemic, and a $2.9 million increase in expense related to deferred compensation liabilities. The fair market value changes in deferred compensation liabilities were largely offset by changes in the fair value of the company-owned life insurance (COLI) policies associated with the deferred compensation plan, which are included in other income, net as discussed below. Partially offsetting these increases were $6.3 million of incremental gains on sales of property and equipment.
Amortization of intangible assets. The increase was primarily due to amortization of intangible assets associated with recently acquired businesses, including the recent acquisition of Blattner, partially offset by reduced amortization expense associated with older acquired intangible assets, as certain of these assets became fully amortized.
Asset impairment charges. During the year ended December 31, 2021, we recognized a $5.7 million asset impairment charge related to certain equipment not utilized in our core operations, some of which was sold in October 2021 and the remainder of which was classified as assets held for sale as of December 31, 2021. Management reviews long-lived assets for potential impairment whenever events or changes in circumstances indicate the carrying amount may not be realizable, which may arise in connection with regular evaluations as to whether business operations have the ability to contribute long-term strategic value. As part of such evaluations during the fourth quarter of 2020, we recognized $8.3 million of asset impairment charges, $7.0 million of which related to our Latin American operations and $1.3 million of which related to the planned sale of certain equipment.
Change in fair value of contingent consideration liabilities. Contingent consideration liabilities are payable in the event certain performance objectives are achieved by an acquired business during designated post-acquisition periods. The change in fair value associated with these liabilities was primarily due to the effect of present value accretion on fair value calculations and, to a lesser extent, changes in performance in post-acquisition measurement periods by certain acquired businesses. Further changes in fair value are expected to be recorded periodically until the contingent consideration liabilities are settled, including potentially significant changes associated with the potential payment of up to $300.0 million of contingent consideration in connection with our acquisition of Blattner, the amount for which will be determined during a three-year post-acquisition period that began in January 2022. See Notes 6 and 17 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information related to these liabilities.
Interest and other financing expenses. Interest and other financing expenses increased primarily due to higher levels of debt and, to a lesser extent, a higher weighted average interest rate during the year ended December 31, 2021 compared to 2020. Our long-term debt increased significantly during the year ended December 31, 2021 in connection with our acquisition of Blattner, as described in further detail in Liquidity and Capital Resources below, and we expect that our interest expense will increase during the year ending December 31, 2022 as a result of this higher level of debt. Additionally, we paid $4.4 million of fees to the lenders related to a bridge facility commitment entered into but not utilized in connection with our acquisition of Blattner, all of which was amortized to interest and other financing expenses in the year ended December 31, 2021. For additional information on our debt instruments, including our senior notes, senior credit facility, the bridge facility commitment and interest requirements related to our debt instruments, see Note 10 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report.
Interest income. Interest income increased primarily due to interest received related to a settlement with a customer.
Other income, net. Other income, net increased primarily due to unfavorable results in the year ended December 31, 2020 primarily due to a $9.3 million impairment charge associated with an investment in a water and gas pipeline infrastructure contractor located in Australia that is accounted for using the cost method of accounting and $8.7 million of impairment charges associated with two non-integral equity investments that were negatively impacted by the decline in demand for refined petroleum products. Higher income related to investments in unconsolidated affiliates and COLI policies associated with our deferred compensation plan positively impacted results for the year-ended December 31, 2021, while an $8.9 million legal settlement favorably impacted results for the year ended December 31, 2020.
Provision for income taxes. The effective tax rates for the years ended December 31, 2021 and 2020 were 21.0% and 20.9%. The rate for the year ended December 31, 2021 was favorably impacted by the recognition of a $21.3 million tax benefit that resulted from equity incentive awards vesting at a higher fair market value than their grant date fair market value, as compared to the recognition of $3.1 million associated with this tax benefit for the year ended December 31, 2020, which was due to a smaller difference between the vest date fair market value and grant date fair market value of vested equity incentive awards. The effective tax rate for the year ended December 31, 2021 was also favorably impacted by $6.7 million of tax benefits related to a decrease in reserves for uncertain tax positions as a result of the expiration of certain U.S. federal and state statutes of limitations periods, a $7.8 million benefit related to a favorable clarification by the Internal Revenue Service regarding deductions for certain per diem amounts, a $7.0 million benefit related to certain COLI policies, and a $2.4 million reduction in our deferred tax asset valuation allowance related to U.S. state net operating losses. The effective tax rate for the year ended December 31, 2020 was also favorably impacted by a $45.1 million reduction in our deferred tax asset valuation allowance related to foreign tax credits and $8.2 million of tax benefits related to a decrease in reserves for uncertain tax positions, which resulted from the expiration of certain federal and state statutes of limitations periods. The effective tax rates for the years ended December 31, 2021 and 2020 include the impact of taxable losses of $9.6 million and $60.8 million associated with our Latin American operations, for which no income tax benefit was recognized. Absent the items described above, the effective tax rates for December 31, 2021 and 2020 would have been 27.8% in each period. We expect our effective tax rate to be approximately 25.0% to 25.5% for 2022.
Other comprehensive income (loss), net of taxes. Other comprehensive income (loss) results from translation of the balance sheets of our foreign operating companies, which are primarily located in Canada and Australia and have functional currencies other than the U.S. dollar, and therefore are affected by the strengthening or weakening of the U.S. dollar against such currencies. The loss in the year ended December 31, 2021 was impacted primarily by the strengthening of the U.S. dollar against the Australian dollar as of December 31, 2021 when compared to December 31, 2020. The gain in the year ended December 31, 2020 was impacted primarily by the weakening of the U.S. dollar against both the Australian and Canadian dollars as of December 31, 2020.

Segment Results
Reportable segment information, including revenues and operating income by type of work, is gathered from each of our operating companies for the purpose of evaluating segment performance. Classification of our operating company revenues by type of work for segment reporting purposes can at times require judgment on the part of management. Our operating companies may perform joint projects for customers in multiple industries, deliver multiple types of services under a single customer contract or provide service offerings to various industries. For example, we perform joint trenching projects to install distribution lines for electric power and natural gas customers. Integrated operations and common administrative support for operating companies require that certain allocations be made to determine segment profitability, including allocations of corporate shared and indirect operating costs, as well as general and administrative costs. Certain corporate costs are not allocated, including facility costs, acquisition and integration costs, non-cash stock-based compensation, amortization related to intangible assets, asset impairment related to goodwill and intangible assets and change in fair value of contingent consideration liabilities.
Year ended December 31, 2021 compared to the year ended December 31, 2020
The following tables set forth segment revenues, segment operating income (loss) and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period. Operating margins are calculated by dividing operating income by revenues. Management utilizes operating margins as a measure of profitability, which can be helpful for monitoring how effectively we are performing under our contracts. Management also believes operating margins are a useful metric for investors to utilize in evaluating our performance. The following table shows dollars in thousands.

	Year Ended December 31,				Change
	2021		2020		$	%
Revenues:
Electric Power Infrastructure Solutions	$7,624,240	58.7%	$6,468,192	57.7%	$1,156,048	17.9%
Renewable Energy Infrastructure Solutions	1,825,259	14.1	1,305,151	11.7	520,108	39.9%
Underground Utility and Infrastructure Solutions	3,530,714	27.2	3,429,329	30.6	101,385	3.0%
Consolidated revenues	$12,980,213	100.0%	$11,202,672	100.0%	$1,777,541	15.9%
Operating income (loss):
Electric Power Infrastructure Solutions	$865,409	11.4%	$648,405	10.0%	$217,004	33.5%
Renewable Energy Infrastructure Solutions	181,908	10.0%	177,920	13.6%	3,988	2.2%
Underground Utility and Infrastructure Solutions	150,147	4.3%	170,074	5.0%	(19,927)	(11.7)%
Corporate and Non-Allocated costs	(533,943)	(4.1)%	(385,028)	(3.4)%	(148,915)	38.7%
Consolidated operating income	$663,521	5.1%	$611,371	5.5%	$52,150	8.5%
Electric Power Infrastructure Solutions Segment Results
The increase in revenues for the year ended December 31, 2021 was primarily due to growth in spending by our utility customers on grid modernization, resulting in increased demand for our electric power services, as well as approximately $245 million of revenues attributable to acquired businesses. Additionally, revenues for the year ended December 31, 2021 were positively impacted by $90 million related to more favorable foreign currency exchange rates, primarily the Canadian dollar and U.S. dollar exchange rate.
Operating income increased for the year ended December 31, 2021 primarily due to the increase in revenues explained above. The increase in operating income as a percentage of revenues was primarily attributable to improved performance across the segment, and the higher revenues contributed to higher levels of fixed cost absorption and favorable contributions associated with the timing of projects and project mix. Also positively impacting operating income and operating income as a percentage of revenues during the year ended December 31, 2021 was the $44.1 million impact of our equity interests in LUMA and other integral affiliates, which represented a $32.8 million increase from the year ended December 31, 2020. Partially offsetting the positive impact of these items were losses associated with certain communications projects resulting from various production issues, poor subcontractor performance, challenging site conditions, permitting delays, increased completion costs and weather and seasonal impacts.
In addition, in early 2020, we decided to pursue an exit of our operations in Latin America and substantially completed such exit as of December 31, 2020. For the year ended December 31, 2020, Electric Power Infrastructure Solutions operating income included $74.0 million of operating losses related to Latin American operations, which negatively impacted operating margin by 120 basis points. These operating losses included $7.0 million of asset impairment charges and $2.7 million of regulatory required severance payments.
Renewable Energy Infrastructure Solutions Segment Results
The increase in revenues for the year ended December 31, 2021 was primarily due to a $450 million increase in revenues attributable to acquired businesses, primarily Blattner, the results of operations of which were included since the acquisition date of October 13, 2021. The remaining increase is due to an overall increase in transmission and interconnection construction services related to the renewable energy infrastructure.
The increase in operating income was primarily due to higher revenues associated with the acquisition of Blattner. Blattner’s results as a percentage of operating income was largely in line with our results attributable to transmission and interconnection construction services related to the renewable energy infrastructure The decrease in operating income as a percentage of revenues for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the favorable close-out of certain projects in 2020.

Underground Utility and Infrastructure Solutions Segment Results
The increase in revenues for the year ended December 31, 2021 was primarily due to increased revenues associated with higher demand from our gas utility and industrial customers; $25 million related to more favorable foreign currency exchange rates, primarily the Canadian dollar and U.S. dollar exchange rate; and approximately $20 million in revenues from acquired businesses.
The decreases in operating income and operating margin for the year ended December 31, 2021 were primarily due to the recognition of a $31.7 million provision for credit loss related to receivables from a customer that declared bankruptcy in July 2021 and its affiliate, which is described further in Accounts Receivable and Allowance for Credit Losses within Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report. Operating income was also adversely impacted during the years ended December 31, 2021 and 2020 by the uncertainties and challenges in the energy market and overall economy caused by the COVID-19 pandemic, which negatively impacted our margins and ability to cover fixed and overhead costs.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the year ended December 31, 2021 included an $88.7 million increase in intangible asset amortization primarily related to the acquisition of Blattner; a $27.6 million increase in acquisition and integration costs; and a $15.6 million increase in cash incentive compensation as a result of higher levels of operating performance relative to incentive compensation targets. Also contributing to the increase was a $6.7 million increase in the fair value of contingent consideration liabilities recognized during the year ended December 31, 2021 as compared to a $0.7 million increase in fair value recognized during the year ended December 31, 2020. Additionally, there was a $4.9 million increase in travel-related costs, which were below historical levels in 2020 as a result of reduced travel due to the COVID-19 pandemic; a $4.6 million increase in salaries and benefits expense due to increased personnel to support business growth; and a $2.8 million increase in expense related to deferred compensation liabilities. The changes in fair market value of deferred compensation liabilities were largely offset by corresponding changes in the fair market value of the COLI policies associated with the deferred compensation plan, which are recorded in other income, net. Partially offsetting these increases was a $3.4 million decrease in stock-based compensation. Non-cash stock-based compensation for the year ended December 31, 2020 included a $14.0 million correction of prior period amounts related to the valuation of and accounting for certain performance-based equity awards that were awarded during the years 2017 to 2019.
Year ended December 31, 2020 compared to the year ended December 31, 2019
As described above, certain amounts in the following table have been recast to reflect the new Renewable Energy Infrastructure Solutions segment. The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Year Ended December 31,				Change
	2020		2019		$	%
Revenues:
Electric Power Infrastructure Solutions	$6,468,192	57.7%	$6,346,837	52.4%	$121,355	1.9%
Renewable Energy Infrastructure Solutions	1,305,151	11.7	775,000	6.4	530,151	68.4%
Underground Utility and Infrastructure Solutions	3,429,329	30.6	4,990,316	41.2	(1,560,987)	(31.3)%
Consolidated revenues	$11,202,672	100.0%	$12,112,153	100.0%	$(909,481)	(7.5)%
Operating income (loss):
Electric Power Infrastructure Solutions	$648,405	10.0%	$554,824	8.7%	$93,581	16.9%
Renewable Energy Infrastructure Solutions	177,920	13.6%	36,353	4.7%	141,567	389.4%
Underground Utility and Infrastructure Solutions	170,074	5.0%	332,011	6.7%	(161,937)	(48.8)%
Corporate and Non-Allocated costs	(385,028)	(3.4)%	(368,314)	(3.0)%	(16,714)	4.5%
Consolidated operating income	$611,371	5.5%	$554,874	4.6%	$56,497	10.2%
Electric Power Infrastructure Solutions Segment Results
Overall, revenues increased as a result of growth in spending from our utility customers on grid modernization, resulting in increased demand for our electric power services, including a $220 million increase in emergency restoration services revenues, a $125 million increase in revenues from our North American communication operations and approximately $175 million of incremental revenues attributable to acquired businesses. These increases were partially offset by decreased revenues associated with fire hardening programs in the western United States as compared to the year ended December 31, 2019 as the projects were successfully completed.
We had substantially completed the exit of our Latin American operations as of December 31, 2020. These operations were adversely impacted by the COVID-19 pandemic due to shelter-in-place restrictions and other work disruptions that resulted in our acceleration of various contract terminations and other activities during 2020 in order to expedite cessation of operations in the region. As a result of these factors, during the year ended December 31, 2020, our Latin American operations generated an operating loss of $74.0 million, including $7.0 million of asset impairment charges and $2.7 million of regulatory required severance payments. During the year ended December 31, 2019, our Latin American operations generated an operating loss of $85.7 million, which included a $79.2 million charge associated with the termination of a telecommunications project in Peru, composed of a $48.8 million reversal of revenues and a $30.4 million increase in cost of services. The charge included a reduction of previously recognized earnings on the project, a reserve against a portion of the project costs incurred through the project termination date, a reserve against a portion of alleged liquidated damages and recognition of estimated costs to complete the project turnover and close out the project. See Legal Proceedings in Note 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplemental Data of this Annual Report for additional information regarding this project.
Operating income increased for the year ended December 31, 2020 due to the increase in revenues explained above. Operating income as a percentage of revenues was positively impacted during the year ended December 31, 2020 by increased revenues from emergency restoration services revenues, which typically yield higher margins due in part to higher equipment utilization and absorption of fixed costs. The year ended December 31, 2019 was also negatively impacted by severe weather and other project delays in Canada that resulted in elevated levels of unabsorbed costs. However, partially offsetting these increases was a reduction in fire hardening services in the western United States during the year ended December 31, 2020, as well as the negative impact associated with our Latin American operations described above.
Included in operating income is the equity in earnings of integral unconsolidated affiliates, which primarily relates to the commencement of transition services under the operation and maintenance agreement awarded to LUMA in June 2020.

Renewable Energy Infrastructure Solutions Segment Results
Revenues increased as a result of growing market demand for electricity generated from renewable sources, which resulted in increased demand from our customers for our construction and engineering services.
Operating income and operating income as a percentage of revenues were higher for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to favorable close-out of certain transmission projects related to reduced contingencies as the projects neared completion in 2020. The year ended December 31, 2019 was negatively impacted by severe weather and other project delays in Canada that resulted in elevated levels of unabsorbed costs.
Underground Utility and Infrastructure Solutions Segment Results
During the year ended December 31, 2020, reduced revenues associated with larger pipeline projects of approximately $830 million significantly contributed to the overall decrease in segment revenues. Revenues associated with larger pipeline projects declined as a result of the industry entering the late-stage of a construction cycle, with the next cycle of projects being delayed due to various factors, including among other things, permitting delays and worksite access limitations related to environmental regulations. Revenues also declined due to lower demand for our services in end-markets where the price of oil is influential. The COVID-19 pandemic also resulted in reduced capital spending and deferred regularly scheduled maintenance by our midstream and industrial customers and shelter-in-place and worksite access restrictions in major metropolitan areas that caused short-term disruptions for our gas distribution customers. These decreases were partially offset by approximately $230 million in incremental revenues from acquired businesses during 2020.
The decreases in operating income and operating income as a percentage of revenues were primarily due to the reduction of revenues, including revenues related to larger pipeline projects, which generally yield higher margins. Additionally, adverse weather conditions across our Canadian larger pipeline projects negatively impacted operating income during the year ended December 31, 2020. However, the negative impact on these projects was offset by favorable factors on certain larger pipeline projects in the United States, including a contract termination that resulted in the recognition of previously deferred suspension and milestone payments.
Also contributing to the decrease in operating income during the year ended December 31, 2020 were adverse impacts related to the COVID-19 pandemic and the overall challenged energy market, including lower revenues associated with industrial services, which negatively impacted margins and the ability to cover fixed and overhead costs, as discussed further above in Overview - Business Environment. Partially offsetting these adverse impacts were proactive cost management activities across the impacted operations. Operating income and operating income as a percentage of segment revenues in 2020 were also negatively impacted by $4.1 million of severance and restructuring charges related to the exit of certain ancillary pipeline operations and $1.3 million of asset impairment charges related to the planned sale of certain equipment. The year ended December 31, 2019 was negatively impacted by $28.3 million of project losses associated with engineering and production delays on a processing facility project, as well as $10.2 million of asset impairment charges from the winding down and exit of certain oil-influenced operations and assets.
Corporate and Non-allocated Costs
The increase in corporate and non-allocated costs was primarily due to a $40.2 million increase in non-cash stock-based compensation, including a $14.0 million correction of prior period amounts related to the valuation of and accounting for certain performance-based equity awards that were awarded during the years 2017 to 2019. Included in the correction was $7.2 million of non-cash stock-based compensation related to 2019. Also contributing to higher non-cash stock-based compensation in 2020 was higher achievement under performance-based equity awards, as well as an increase in the amount of equity-based awards due to acquisitions and business growth. Additionally, the increase in corporate and non-allocated costs included a $14.6 million increase in intangible asset amortization. Partially offsetting these increases were decreases in certain expenses related to the cost containment measures implemented for operations impacted by the COVID-19 pandemic and the overall challenged energy market, including a $6.3 million decrease in travel and related expenses and a $6.1 million decrease in costs associated with legal and other contracted services. Also partially offsetting the increases were a $5.0 million decrease in acquisition and integration costs and, with respect to contingent consideration liabilities, a $0.7 million increase in the fair value recognized during the year ended December 31, 2020 as compared to a $13.4 million increase in fair value recognized during the year ended December 31, 2019.

Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA
EBITDA and adjusted EBITDA, financial measures not recognized under GAAP, when used in connection with net income attributable to common stock, are intended to provide useful information to investors and analysts as they evaluate our performance. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and adjusted EBITDA is defined as EBITDA adjusted for certain other items as described below. These measures should not be considered as an alternative to net income attributable to common stock or other financial measures of performance that are derived in accordance with GAAP. Management believes that the exclusion of these items from net income attributable to common stock enables it and our investors to more effectively evaluate our operations period over period and to identify operating trends that might not be apparent when including the excluded items.
As to certain of the items below, (i) non-cash stock-based compensation expense varies from period to period due to acquisition activity, changes in the estimated fair value of performance-based awards, forfeiture rates, accelerated vesting and amounts granted; (ii) acquisition and integration costs vary from period to period depending on the level of our acquisition activity; (iii) equity in (earnings) losses of non-integral unconsolidated affiliates varies from period to period depending on the activity and financial performance of non-integral unconsolidated affiliates, including gain or loss on sales of investments accounted for using the equity method of accounting; (iv) asset impairment charges can vary from period to period depending on economic and other factors; (v) restructuring and severance charges vary from period to period depending on restructuring activities; and (vi) change in fair value of contingent consideration liabilities varies from period to period depending on the performance in post-acquisition periods of certain acquired businesses and the effect of present value accretion on fair value calculations. Because EBITDA and adjusted EBITDA, as defined, exclude some, but not all, items that affect net income attributable to common stock, such measures may not be comparable to similarly titled measures of other companies. The most comparable GAAP financial measure, net income attributable to common stock, and information reconciling the GAAP and non-GAAP financial measures, are included below. The following table shows dollars in thousands.

	Year Ended
	December 31,
	2021	2020
Net income attributable to common stock (GAAP as reported)	$485,956	$445,596
Interest and other financing expenses	68,899	45,013
Interest income	(3,194)	(2,449)
Provision for income taxes	130,918	119,387
Depreciation expense	255,529	225,256
Amortization of intangible assets	165,366	76,704
Interest, income taxes and depreciation included in equity in earnings of integral unconsolidated affiliates	9,728	3,174
EBITDA (a)	1,113,202	912,681
Non-cash stock-based compensation (b)	88,259	91,641
Acquisition and integration costs (c)	47,368	19,809
Equity in (earnings) losses of unconsolidated affiliates	(2,121)	9,994
Asset impairment charges (d)	5,743	8,282
Severance and restructuring charges (e)	—	6,808
Change in fair value of contingent consideration liabilities	6,734	719
Adjusted EBITDA	$1,259,185	$1,049,934
(a) The calculation of EBITDA for the year ended December 31, 2020 has been amended to conform to the current period calculation of EBITDA.
(b) The amount for the year ended December 31, 2020 includes the recognition of $14.0 million of non-cash stock-based compensation related to the correction of prior period amounts associated with the valuation of and accounting for certain performance-based equity awards that were awarded during the years 2017 to 2019.
(c) The amount for the year ended December 31, 2021 includes, among other things, $10.0 million of expenses that are associated with change of control payments as a result of the Blattner acquisition.

(d) The amount for the year ended December 31, 2021 represents asset impairment charges related to certain equipment that was not utilized in our core operations, some of which was sold in October 2021 and the remainder of which was classified as assets held for sale as of December 31, 2021. The amount for the year ended December 31, 2020 represents asset impairment charges related to the exit of our Latin American operations and the planned sale of certain equipment that was not utilized in our core operations.
(e) The amount for the year ended December 31, 2020 represents severance and restructuring charges associated with the exit of certain ancillary pipeline operations and our Latin American operations.
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
As of December 31, 2021 and 2020, MSAs accounted for 55% and 63% of our estimated 12-month backlog and 67% and 70% of total backlog. MSAs account for a lower percentage of our backlog as compared to December 31, 2020 primarily due to backlog associated with Blattner, which was acquired in October 2021 and does not have a significant amount of backlog attributable to MSAs. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts can be terminated on short notice even if we are not in default. We determine the estimated backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining estimated backlog. As a result, estimates for remaining performance obligations and backlog are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies (including the ongoing COVID-19 pandemic) and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.

The following table reconciles total remaining performance obligations to our backlog (a non-GAAP measure) by reportable segment, along with estimates of amounts expected to be realized within 12 months (in thousands):

	December 31, 2021		December 31, 2020
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Solutions
Remaining performance obligations	$2,002,862	$2,769,106	$1,791,040	$2,356,262
Estimated orders under MSAs and short-term, non-fixed price contracts	4,492,038	9,447,765	3,466,443	7,310,809
Backlog	$6,494,900	$12,216,871	$5,257,483	$9,667,071

Renewable Energy Infrastructure Solutions
Remaining performance obligations	$2,178,846	$2,428,408	$720,118	$1,191,578
Estimated orders under MSAs and short-term, non-fixed price contracts	65,618	120,237	92,999	122,634
Backlog	$2,244,464	$2,548,645	$813,117	$1,314,212

Underground Utility and Infrastructure Solutions
Remaining performance obligations	$637,843	$697,881	$327,205	$437,544
Estimated orders under MSAs and short-term, non-fixed price contracts	1,934,826	3,810,829	1,868,820	3,713,607
Backlog	$2,572,669	$4,508,710	$2,196,025	$4,151,151

Total
Remaining performance obligations	$4,819,551	$5,895,395	$2,838,363	$3,985,384
Estimated orders under MSAs and short-term, non-fixed price contracts	6,492,482	13,378,831	5,428,262	11,147,050
Backlog	$11,312,033	$19,274,226	$8,266,625	$15,132,434
The increase in remaining performance obligations from December 31, 2020 to December 31, 2021 was primarily due to the acquisition of Blattner, which we acquired in 2021. The increase in backlog was primarily due to the acquisition of Blattner and additional multi-year MSA programs entered into with North American utility companies. Additionally, we began reporting results under a new Renewable Energy Infrastructure Solutions segment during the three months ended December 31, 2021, primarily due to our acquisition of Blattner. In conjunction with this change, certain prior period amounts have been recast to conform to this new segment reporting structure.

Liquidity and Capital Resources
Management monitors financial markets and national and global economic conditions for factors that may affect our liquidity and capital resources. As set forth below, we have various short-term and long-term cash requirements and capital allocation priorities, and we intend to fund these requirements primarily with cash flow from operating activities and debt financing.

Cash Requirements and Capital Allocation
Cash Requirements. The following table summarizes, as of December 31, 2021, our cash requirements from contractual obligations that are due within the twelve months subsequent to December 31, 2021 and those due beyond that, excluding certain amounts discussed below (in thousands):

	2022	Thereafter	Total
Long-term debt, including current portion - principal	$12,267	$3,739,177	$3,751,444
Long-term debt - cash interest (1)	57,518	651,121	708,639
Short-term debt	15,748	—	15,748
Operating lease obligations (2)	85,427	183,109	268,536
Finance lease obligations (2)	1,185	1,467	2,652
Short-term lease obligations (3)	13,976	—	13,976
Deferral of employer portion of payroll tax payments	54,435	—	54,435
Equipment purchase commitments (4)	96,020	—	96,020
Total cash requirements from contractual obligations	$336,576	$4,574,874	$4,911,450
(1)    Amounts represents cash interest and other financing expenses associated with our fixed-rate, long-term debt, which primarily includes our senior notes and financing transactions arising from the exercise of our equipment rental purchase options. However, our $750.0 million term loan and $449.8 million of outstanding revolving loans under our senior credit facility bear interest at variable market rates. Assuming the principal amount outstanding and interest rate in effect at December 31, 2021 with respect to this variable rate debt remained the same, the annual cash interest expense would be approximately $18.6 million, payable until October 8, 2026, the maturity date of our senior credit facility. Such amount has not been included above due to its variability. Additionally, as discussed further in Significant Sources of Cash below, our cash interest expense may be impacted in future periods due to the transition in financial markets away from LIBOR, which is expected to be complete by mid-2023.
(2)    Amounts represent undiscounted obligations at December 31, 2021. The corresponding amounts recorded on our December 31, 2021 consolidated balance sheet represent the present value of these amounts.
(3)    Amounts represent short-term lease obligations that are not recorded on our December 31, 2021 consolidated balance sheet due to our accounting policy election. Month-to-month rental expense associated primarily with certain equipment rentals is excluded from these amounts because we are unable to accurately predict future rental amounts.
(4)    Amount represents capital committed for the expansion of our vehicle fleet. Although we have committed to the purchase of these vehicles/equipment at the time of their delivery, we expect that these orders will be assigned to third-party leasing companies and made available to us under certain of our master equipment lease agreements.
Contingent Obligations. We have various contingent obligations that could require the use of cash or impact the collection of cash in future periods; however, we are unable to accurately predict the timing and estimate the amount of such contingent obligations as of December 31, 2021. These contingent obligations generally include, among other things:
•contingent consideration liabilities and changes to consideration related to acquisitions and purchase price allocations, including liabilities assumed related to change of control provisions, which are described further in Note 6 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report;
•undistributed earnings of foreign subsidiaries and unrecognized tax benefits, which are described further in Note 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report;
•collective bargaining agreements and multiemployer pension plan liabilities, as well as liabilities related to our deferred compensation and other employee benefit plans, which are described further in Notes 15 and 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report; and
•obligations relating to our investments in affiliates and other entities, lawsuits and other legal proceedings, uncollectible accounts receivable, insurance liabilities, obligations relating to letters of credit, bonds and parent guarantees, obligations relating to employment agreements, indemnities and assumed liabilities, and residual value guarantees, which are described further in Note 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report.
Capital Allocation. Our capital deployment priorities that require the use of cash include: (i) working capital to fund ongoing operating needs, (ii) capital expenditures to meet anticipated demand for our services, (iii) acquisitions and investments to facilitate the long-term growth and sustainability of our business, and (iv) return of capital to stockholders, including through the payment of dividends and repurchases of our outstanding common stock. Our industry is capital intensive, and we expect substantial capital expenditures and commitments for purchases and equipment lease and rental arrangements to be needed into the foreseeable future in order to meet anticipated demand for our services. We expect capital expenditures for the year ended December 31, 2022 to be approximately $400 million. In line with our past practices, and as set forth in further detail below, we also expect to continue to allocate significant capital to strategic acquisitions and investments, as well as to pay dividends and to repurchase our outstanding common stock.
Significant Sources of Cash
We anticipate that our future cash flows from operating activities, cash and cash equivalents on hand, existing borrowing capacity under our senior credit facility and ability to access capital markets for additional capital will provide sufficient funds to enable us to meet our cash requirements described above for the next twelve months and over the longer term.
Cash flow from operating activities is primarily influenced by demand for our services and operating margins but is also influenced by the timing of working capital needs associated with the various types of services that we provide. Our working capital needs may increase when we commence large volumes of work under circumstances where project costs are required to be paid before the associated receivables are billed and collected. Additionally, operating cash flows may be negatively impacted as a result of unpaid change orders and claims. Additionally, changes in project timing due to delays or accelerations and other economic factors that may affect customer spending, including the potential continued impact of the COVID-19 pandemic, could also impact cash flow from operating activities. Further information with respect to our cash flow from operating activities is set forth below and in Note 19 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report.
Our available commitments under our senior credit facility and cash and cash equivalents at December 31, 2021 were as follows (in thousands):

December 31, 2021
Total capacity available for revolving loans and letters of credit	$2,640,000
Less:
Borrowings of revolving loans	449,841
Letters of credit outstanding	318,159
Available commitments for issuing revolving loans or new letters of credit	1,872,000
Plus:
Cash and cash equivalents	229,097
Total available commitments under senior credit facility and cash and cash equivalents	$2,101,097
We consider our investment policies related to cash and cash equivalents to be conservative, as we maintain a diverse portfolio of what we believe to be high-quality cash and cash equivalent investments with short-term maturities. Further information with respect to our cash and cash equivalents is set forth in Note 18 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report. Additionally, subject to the conditions specified in the credit agreement for our senior credit facility, we have the option to increase the capacity of our senior credit facility, in the form of an increase in the revolving commitments, term loans or a combination thereof, from time to time, upon receipt of additional commitments from new or existing lenders by up to an additional (i) $400.0 million plus (ii) additional amounts so long as the Incremental Leverage Ratio Requirement (as defined in the credit agreement) is satisfied at the time of such increase. The Incremental Leverage Ratio Requirement requires, among other things, after giving pro forma effect to such increase and the use of proceeds therefrom, compliance with the credit agreement’s financial covenants as of the most recent fiscal quarter end for which financial statements were required to be delivered. Further information with respect to our debt obligations is set forth in Note 10 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report.
We may also seek to access the capital markets from time to time to raise additional capital, increase liquidity as necessary, refinance or extend the term of our existing indebtedness, fund acquisitions or otherwise fund our capital needs. For example, as described further in Financing Activities below and Note 10 of the Notes to Consolidated Financial Statements in

Item 8. Financial Statements and Supplementary Data of this Annual Report, in connection with the financing of our acquisition of Blattner, in September 2021 we issued $1.50 billion aggregate principal amount of senior notes and received net proceeds of $1.48 billion, and in October 2021 we amended our senior credit facility to, among other things, provide for a $750.0 million term loan facility and increase the aggregate revolving commitments of the lenders from $2.51 billion to $2.64 billion. While our financial strategy and consistent performance have allowed us to maintain investment grade ratings subsequent to these financing transactions, our ability to access capital markets in the future depends on a number of factors, including our financial performance and financial position, our credit ratings, industry conditions, general economic conditions, our backlog, capital expenditure commitments, market conditions and market perceptions of us and our industry.
Furthermore, our interest expense may be impacted in future periods due to the transition in financial markets away from the London Interbank Offered Rate (LIBOR), which is expected to be complete by mid-2023. While the credit agreement for our senior credit facility includes LIBOR benchmark replacement provisions, the ultimate impact of the transition away from LIBOR remains unknown and subject to numerous factors, including determination of a replacement benchmark, and could materially and adversely affect our interest expense in future periods.
Sources and Uses of Cash and Cash Equivalents During the Years Ended December 31, 2021 and 2020
In summary, our cash flows for each period were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$582,390	$1,115,977
Net cash used in investing activities	(2,898,613)	(499,323)
Net cash provided by (used in) financing activities	2,360,877	(601,365)
Operating Activities
As discussed above, cash flow from operating activities is primarily influenced by demand for our services and operating margins but is also influenced by working capital needs. Our working capital needs may increase when we commence large volumes of work under circumstances where project costs, primarily labor, equipment and subcontractors, are required to be paid before the associated receivables are billed and collected and when we incur costs for work that is the subject of unpaid change orders and claims. Accordingly, changes within working capital in accounts receivable, contract assets and contract liabilities are normally related and are typically affected on a collective basis by changes in revenue due to the timing and volume of work performed and variability in the timing of customer billings and payments. Additionally, working capital needs are generally higher during the summer and fall due to increased demand for our services when favorable weather conditions exist in many of our operating regions. Conversely, working capital assets are typically converted to cash during the winter. These seasonal trends can be offset by changes in project timing due to delays or accelerations and other economic factors that may affect customer spending, including market conditions or the impact of certain unforeseen events (e.g., COVID-19 pandemic).
Net cash provided by operating activities during the year ended December 31, 2021 was negatively impacted primarily by increased working capital requirements, including with respect to progress on two large transmission projects in Canada, and the timing of the associated billings, including the resolution of certain change orders and claims. Both of the projects were negatively impacted by delays attributable to the COVID-19 pandemic and unrelated wildfires in the region, and one project was also impacted by an acceleration of the project timeline, all of which resulted in change orders and claims and an increase in contract assets. See Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report for further information related to change orders and claims. Net cash provided by operating activities during the year ended December 31, 2021 also included the payment of $54.4 million of deferred employer payroll taxes, which were due during the year ended December 31, 2020 but deferred pursuant to the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and other federal and state actions. An additional $54.4 million of deferred employer payroll taxes will be paid during the year ending December 31, 2022. Net cash provided by operating activities during the year ended December 31, 2021 was also negatively impacted by aggregate payments of $72.3 million related to certain change of control liabilities owed to employees of Blattner and payable in connection with our acquisition of Blattner, as well as approximately $37.4 million of cash payments for acquisition and integration costs, as compared to approximately $19.8 million of cash payments for acquisition and integration costs during the year ended December 31, 2020. Additionally, net cash provided by operating activities during the year ended December 31, 2020 was favorably impacted by the receipt of $82.0 million of insurance proceeds associated with the settlement of two pipeline project claims in the fourth quarter of 2019. Partially offsetting the negative impact of these items for the year ended December 31, 2021 were increased earnings as compared to the year ended December 31, 2020.

Days sales outstanding (DSO) represents the average number of days it takes revenues to be converted into cash, which management believes is an important metric for assessing liquidity. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets less contract liabilities, divided by average revenues per day during the quarter. DSO at December 31, 2021 was 80 days, which was lower than DSO of 83 days at December 31, 2020 and equal to our five-year historical average DSO of 80 days. This decrease in DSO as compared to December 31, 2020 was primarily due to the favorable impact of the acquisition of Blattner, which has historically had a lower DSO than certain of our other larger operating companies. That decrease was partially offset by increased working capital requirements related to progress on two large transmission projects in Canada and the timing of the associated billings.
Investing Activities
Net cash used in investing activities during 2021 included $2.45 billion used for acquisitions, most of which relates to our acquisition of Blattner; $385.9 million used for capital expenditures; and $139.0 million of cash paid for equity and other investments, which primarily relates to the acquisition of a minority interest in a broadband technology company and an investment in an entity that provides right-of-way solutions, including site preparation and clearing, materials delivery and installation and management of permitting requirements and traffic control. These items were partially offset by $49.2 million of proceeds from the sale of property and equipment and $29.1 million of cash received from investments.
Net cash used in investing activities during 2020 included $292.6 million used for acquisitions, $260.1 million used for capital expenditures and $14.9 million of cash paid for investments in unconsolidated affiliates and other entities, partially offset by $35.4 million of proceeds from the sale of property and equipment, $18.8 million of proceeds from the disposition of businesses and $14.0 million of cash received from investments in unconsolidated affiliates and other entities.
Our industry is capital intensive, and we expect substantial capital expenditures and commitments under equipment lease and rental arrangements to be needed into the foreseeable future. We also have various other capital commitments that are detailed in Cash Requirements and Capital Allocation above. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or amount of the cash needed for these initiatives.
Financing Activities
On September 23, 2021, we received net proceeds from the issuance of senior notes of $1.49 billion, net of the original issue discount and underwriting discounts but not net of $0.01 billion of deferred financing costs paid or accrued by us. On October 13, 2021, we borrowed the full amount of a $750.0 million term loan facility under our senior credit facility and used such amount, together with the net proceeds from our September 2021 offering of the senior notes and approximately $50.9 million of revolving loans borrowed under our senior credit facility, to pay the cash consideration for the acquisition of Blattner. Total net borrowings under our senior credit facility during the year ended December 31, 2021 were $1.05 billion, which included the $750.0 million term loan facility. Deferred financing costs paid directly by us during the year ended December 31, 2021 were $12.6 million, $8.2 million of which related to the September 2021 issuance of such senior notes and the term loan and amendment of our senior credit facility and $4.4 million of which related to a bridge facility commitment entered into, but ultimately not utilized, in connection with our acquisition of Blattner. Net cash provided by financing activities in 2021 also included $11.4 million of net borrowings of short-term debt.
Net cash provided by financing activities in 2021 was partially offset by $66.7 million of cash payments for common stock repurchases, $65.0 million of cash payments to satisfy tax withholding obligations associated with stock-based compensation and $34.0 million of cash payments for dividends and cash dividend equivalents.
On September 22, 2020, we received net proceeds from the issuance of senior notes of $990.1 million. These proceeds, together with cash on hand, were used to voluntarily prepay then-outstanding term loans, which is reflected in the $1.20 billion of net repayments under our senior credit facility during the year ended December 30, 2020. Net cash used in financing activities in 2020 also included $247.2 million of cash payments for common stock repurchases, $61.5 million of payments to settle certain contingent consideration liabilities, $28.9 million of cash payments for dividends and cash dividend equivalents, $25.4 million of cash payments to satisfy tax withholding obligations associated with stock-based compensation, and $11.1 million of deferred financing costs related to the September 2020 senior notes issuance and amendment to our credit agreement.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the consolidated financial statements are published and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates. Management has reviewed its development and selection of critical accounting estimates with the audit committee of our Board of Directors. Our accounting policies are primarily described in Note 2 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report and should be read in conjunction with the accounting policies identified below that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition - The estimation of contract revenues and costs, including changes in estimates; progress on construction projects; variable consideration; and collectability of accounts receivable, long-term accounts receivable, unbilled receivables, retainage and contract assets, including amounts related to unapproved change orders and claims in the process of being negotiated (refer to Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report).
Property and Equipment - The valuation methods and assumptions used in assessing impairment, useful life determination and the related timing of depreciation and the determination of asset groupings (also refer to Note 18 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report).
Goodwill - The valuation methods and assumptions used in assessing impairment, including determination of whether to perform a qualitative assessment on some or all of the reporting units, weighting of various methods of determining the fair value of each reporting unit, number of years of cash flows utilized before applying a terminal value, the weighted average cost of capital, transaction multiples, guideline public company multiples and five-year compounded annual growth rates (also refer to Note 7 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report).
Other Intangible Assets - The valuation methods and assumptions used in assessing the fair value of intangible assets as of the date a business is acquired, as well as any impairment, including determining the future revenues, discount rates and customer attrition rates (also refer to Note 7 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report).
Income Taxes - The identification and measurement of deferred tax assets and liabilities; the measurement of valuation allowances on deferred tax assets including estimates of future taxable income; estimates associated with tax liabilities in that tax laws and regulations are voluminous and often ambiguous; and benefits from uncertain tax positions (also refer to Note 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report).
Insurance - The estimation of liabilities and related recoveries (also refer to Note 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report).
Litigation Costs and Reserves and Loss Contingencies - The estimation of when a loss is probable or reasonably possible and whether any such loss is reasonably estimable or any range of possible loss is estimable, as well as uncertainties related to the outcome of litigation or other legal proceedings (also refer to Note 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report).
Acquisitions - The assumptions used to determine the fair value of consideration transferred and to allocate this consideration to assets acquired and liabilities assumed in connection with our acquisitions, including the estimated useful lives of other intangible assets subject to amortization (also refer to Note 6 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report).
Stock-based compensation - The assumptions used to determine the grant date fair value and attainment percentages related to performance stock units (also refer to Note 14 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report).

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
In addition, we grant credit under normal payment terms, generally without collateral, and therefore are subject to potential credit risk related to our customers’ inability to pay for services provided. Furthermore, the risk of nonpayment may be heightened as a result of depressed economic and financial market conditions, including in connection with the uncertainties and challenges in the energy market and overall economy caused by the COVID-19 pandemic. We believe the concentration of credit risk related to billed and unbilled receivables and contract assets is limited because of the diversity of our customers, and we perform ongoing credit risk assessments of our customers and financial institutions and in some cases obtain collateral or other security from our customers. However, certain customers within our Underground Utility and Infrastructure Solutions segment have encountered operational and/or financial difficulties that have resulted in delayed payment and nonpayment of receivables in recent years. For additional information regarding these matters, see Revenue Recognition - Accounts Receivable and Allowance for Credit Losses in Note 4 and Concentrations of Credit Risk in Note 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional information.
Interest Rate Risk. As of December 31, 2021, we had no derivative financial instruments to manage interest rate risk. As such, we were exposed to earnings and fair value risk due to changes in interest rates with respect to our variable rate debt, which is comprised of certain borrowings under the credit agreement for our senior credit facility. As of December 31, 2021, the fair value of our variable rate debt of $1.20 billion approximated book value, and our weighted average interest rate on our variable rate debt for the year ended December 31, 2021 was 1.9%. The annual effect on our pretax earnings of a hypothetical 50 basis point increase or decrease in variable interest rates would be approximately $6.0 million based on our December 31, 2021 balance of variable rate debt.
Additionally, the transition in financial markets away from LIBOR, which is scheduled to occur by mid-2023 may lead to additional volatility in interest rates and could cause our debt service obligations to increase significantly. While the credit agreement for our senior credit facility includes LIBOR benchmark replacement provisions that are designed to mitigate volatility associated with this transition, the ultimate impact of the transition away from LIBOR remains unknown and subject to numerous factors, including determination of a replacement benchmark, and could materially and adversely affect our interest expense in future periods. For additional information on our debt instruments, including our senior notes, senior credit facility, the bridge facility commitment and interest requirements, see Note 10 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report.
Foreign Currency Risk. The U.S. dollar is the functional currency for the majority of our operations, which are primarily located within the United States. The functional currency for our foreign operations, which are primarily located in Canada and Australia, is typically the currency of the country in which the foreign operating company is located. Accordingly, our financial performance is subject to fluctuation due to changes in foreign currency exchange rates relative to the U.S. dollar. During 2021, revenues from our foreign operations accounted for 14.7% of our consolidated revenues. Fluctuations in foreign exchange rates during the year ended December 31, 2021 caused an increase of approximately $114 million in foreign revenues and an increase of approximately $4 million in foreign operating income compared to the year ended December 31, 2020. Fluctuations in foreign exchange rates during the year ended December 31, 2020 caused a decrease of approximately $17 million in foreign revenues and an increase of approximately $4 million in foreign operating income compared to the year ended December 31, 2019.
We are also subject to foreign currency risk with respect to sales, purchases and borrowings that are denominated in a currency other than the respective functional currencies of our operating companies. To minimize the risk from changes in foreign currency exchange rates, we may enter into foreign currency derivative contracts to hedge our foreign currency risk on a cash flow basis. There were no outstanding foreign currency derivative contracts at December 31, 2021.
We also have foreign exchange risk related to cash and cash equivalents in foreign banks. Based on the balance of cash and cash equivalents in foreign banks of $23.3 million as of December 31, 2021, an assumed 5% adverse change to foreign exchange rates would result in a fair value decline of $0.8 million.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
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
The effectiveness of Quanta Services, Inc.’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 excluded the ten businesses we acquired in 2021. Such exclusion was in accordance with SEC guidance that an assessment of recently acquired businesses may be omitted in management’s report on internal control over financial reporting, provided the acquisition took place within twelve months of management’s evaluation. These acquisitions comprised approximately 5.1% and 3.8% of our consolidated assets and revenues as of and for the year ended December 31, 2021 and included the acquisition of Blattner, which comprised approximately 4.0% and 3.4% of our consolidated assets and revenues as of and for the year ended December 31, 2021.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Quanta Services, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Quanta Services, Inc. and its subsidiaries (the “Company”) as of December 31, 2021, and 2020 and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded ten acquired businesses from its assessment of internal control over financial reporting as of December 31, 2021 because they were acquired by the Company in purchase business combinations during 2021. We have also excluded these ten acquired businesses from our audit of internal control over financial reporting. These acquired businesses, each of which is wholly-owned, comprised, in the aggregate, total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting of approximately 5.1% and 3.8% of consolidated total assets and consolidated total revenues, respectively, as of and for the year ended December 31, 2021. The most significant of these entities, representing 4.0% of consolidated total assets and 3.4% of consolidated total revenues was Blattner.

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

Revenue Recognition - Determination of Total Estimated Contract Costs for Contracts Recognized Over Time

As described in Note 4 to the consolidated financial statements, the Company recognizes certain revenue over time as it performs its obligations because there is a continuous transfer of control of the deliverable to the customer. Under unit-price contracts with more than an insignificant amount of partially completed units and fixed price contracts, the Company recognizes revenue as performance obligations are satisfied over time, with the percentage completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. During the year ended December 31, 2021, approximately 45.9% of the Company’s revenues recognized were associated with this revenue recognition method. Contract costs include all direct materials, labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Actual revenues and project costs can vary, sometimes substantially, from previous estimates due to changes in a variety of factors, including unforeseen or changed circumstances not included in management’s cost estimates or covered by its contracts. The estimating process is based on the professional knowledge and experience of management’s project estimators, project managers and finance professionals.

The principal considerations for our determination that performing procedures relating to revenue recognition for contracts recognized over time is a critical audit matter are (i) the significant judgment by management when determining the total estimated contract costs and (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s estimate of the total costs of the contracts recognized over time.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process and the determination of total estimated contract costs for contracts recognized over time. These procedures also included, among others, for a sample of contracts, (i) testing management’s process for determining the total estimated contract costs which included evaluating the contracts and other documents that support those estimates, and testing of underlying contract costs; (ii) evaluating management’s ability to reasonably estimate total contract costs by performing a comparison of the total estimated contract costs as compared with prior period estimates, including evaluating the timely identification of circumstances that may warrant a modification to the total estimated contract costs; and (iii) evaluating management’s methodologies and the consistency of management’s methodologies over the life of the contract.

Acquisition of Blattner Holding Company – Valuation of the Customer Relationship Intangible Asset

As described in Notes 2 and 6 to the consolidated financial statements, the Company completed the acquisition of Blattner Holding Company and its operating subsidiaries (collectively, “Blattner”) on October 13, 2021. The acquisition resulted in $1,425 million of identifiable intangible assets being recorded, of which $1,045 million related to customer relationships. The fair value of customer relationships is estimated as of the date a business is acquired based on the value-in-use concept utilizing the income approach, specifically the multi-period excess earnings method. This method discounts to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals and estimated customer attrition rates. The significant estimates used by management in determining the fair value of the customer relationship intangible asset include future revenues, the discount rate and the customer attrition rate.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationship intangible asset acquired in the acquisition of Blattner is a critical audit matter are (i) the significant judgment by management when developing the fair value of the customer relationship intangible asset; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the significant assumptions related to future revenues, the discount rate, and the customer attrition rate, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the acquired customer relationship intangible asset and controls over the development of significant assumptions related to future revenues, the discount rate, and the customer attrition rate. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value of the customer relationship intangible asset; (iii) evaluating the appropriateness of the multi-period excess earnings method and the reasonableness of significant assumptions related to future revenues, the discount rate, and the customer attrition rate for the customer relationship intangible asset; and (iv) testing the completeness and accuracy of underlying data used in the multi-period excess earnings method. Evaluating the reasonableness of future revenues involved considering the past performance of the acquired business, as well as economic forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s multi-period excess earnings method and the reasonableness of the discount rate and customer attrition rate significant assumptions.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 25, 2022

We have served as the Company’s auditor since 2002.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$229,097	$184,620
Accounts receivable, net of allowances of $49,749 and $16,546	3,400,318	2,716,083
Contract assets	803,453	453,832
Inventories	84,659	50,472
Prepaid expenses and other current assets	215,050	183,382
Total current assets	4,732,577	3,588,389
Property and equipment, net of accumulated depreciation of $1,503,498 and $1,372,132	1,919,697	1,560,656
Operating lease right-of-use assets	240,605	256,845
Other assets, net	632,244	435,713
Other intangible assets, net of accumulated amortization of $682,498 and $517,574	1,801,180	435,655
Goodwill	3,528,886	2,121,014
Total assets	$12,855,189	$8,398,272
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term debt	$29,166	$14,764
Current portion of operating lease liabilities	78,251	85,134
Accounts payable and accrued expenses	2,254,671	1,509,794
Contract liabilities	802,872	528,864
Total current liabilities	3,164,960	2,138,556
Long-term debt, net of current maturities	3,724,474	1,174,294
Operating lease liabilities, net of current portion	170,427	178,822
Deferred income taxes	191,098	166,407
Insurance and other non-current liabilities	487,309	391,221
Total liabilities	7,738,268	4,049,300
Commitments and Contingencies
Equity:
Common stock, $0.00001 par value, 600,000,000 shares authorized, 168,546,513 and 162,710,792 shares issued, and 142,633,934 and 138,300,191 shares outstanding	2	2
Additional paid-in capital	2,615,410	2,170,026
Retained earnings	3,714,843	3,264,967
Accumulated other comprehensive loss	(237,689)	(232,997)
Treasury stock, 25,912,579 and 24,410,601 common shares	(980,265)	(857,817)
Total stockholders’ equity	5,112,301	4,344,181
Non-controlling interests	4,620	4,791
Total equity	5,116,921	4,348,972
Total liabilities and equity	$12,855,189	$8,398,272
The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Year Ended December 31,
	2021	2020	2019
Revenues	$12,980,213	$11,202,672	$12,112,153
Cost of services (including depreciation)	11,026,954	9,541,825	10,511,901
Gross profit	1,953,259	1,660,847	1,600,252
Equity in earnings of integral unconsolidated affiliates	44,061	11,303	—
Selling, general and administrative expenses	(1,155,956)	(975,074)	(955,991)
Amortization of intangible assets	(165,366)	(76,704)	(62,091)
Asset impairment charges	(5,743)	(8,282)	(13,892)
Change in fair value of contingent consideration liabilities	(6,734)	(719)	(13,404)
Operating income	663,521	611,371	554,874
Interest and other financing expenses	(68,899)	(45,013)	(66,890)
Interest income	3,194	2,449	927
Other income, net	25,085	2,539	83,376
Income before income taxes	622,901	571,346	572,287
Provision for income taxes	130,918	119,387	165,472
Net income	491,983	451,959	406,815
Less: Net income attributable to non-controlling interests	6,027	6,363	4,771
Net income attributable to common stock	$485,956	$445,596	$402,044

Earnings per share attributable to common stock:
Basic	$3.45	$3.15	$2.76
Diluted	$3.34	$3.07	$2.73

Shares used in computing earnings per share:
Weighted average basic shares outstanding	140,824	141,380	145,710
Weighted average diluted shares outstanding	145,373	145,247	147,534

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$491,983	$451,959	$406,815
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of tax of $0, $0 and $0	(5,877)	11,439	43,535
Other, net of tax of $(381), $865 and $(200)	1,185	(2,618)	695
Other comprehensive income (loss), net of taxes	(4,692)	8,821	44,230
Comprehensive income	487,291	460,780	451,045
Less: Comprehensive income attributable to non-controlling interests	6,027	6,363	4,771
Total comprehensive income attributable to common stock	$481,264	$454,417	$446,274

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$491,983	$451,959	$406,815
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	255,529	225,256	218,107
Amortization of intangible assets	165,366	76,704	62,091
Asset impairment charges	5,743	8,282	13,892
Impairment of cost method investment	—	9,311	—
Change in fair value of contingent consideration liabilities	6,734	719	13,404
Equity in earnings of unconsolidated affiliates, net of distributions	(28,682)	(1,309)	(76,801)
Amortization of deferred financing costs	8,405	5,126	1,870
Gain on sale of property and equipment	(9,116)	(3,056)	(5,797)
Provision for credit losses	34,890	3,656	11,249
Deferred income tax expense (benefit)	26,071	(60,016)	(7,919)
Non-cash stock-based compensation	88,259	91,641	52,013
Foreign currency and other	(5,110)	(5,159)	(5,568)
Payments for contingent consideration liabilities	—	(14,506)	—
Changes in operating assets and liabilities, net of non-cash transactions	(457,682)	327,369	(156,805)
Net cash provided by operating activities	582,390	1,115,977	526,551
Cash Flows from Investing Activities:
Capital expenditures	(385,852)	(260,052)	(261,762)
Proceeds from sale of property and equipment	49,186	35,390	31,142
Proceeds from insurance settlements related to property and equipment	535	542	1,964
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(2,451,703)	(292,573)	(387,966)
Proceeds from disposition of businesses	—	18,785	—
Investments in unconsolidated affiliates and other	(139,021)	(14,856)	(47,056)
Cash received from investments	29,109	13,963	46,590
Cash paid for intangible assets	(867)	(522)	(508)
Net cash used in investing activities	(2,898,613)	(499,323)	(617,596)
Cash Flows from Financing Activities:
Borrowings under credit facility	5,316,002	2,983,529	6,175,558
Payments under credit facility	(4,265,478)	(4,187,645)	(5,903,069)
Proceeds from notes offerings	1,487,450	990,130	—
Payments on other long-term debt	(3,635)	(2,970)	(2,203)
Net borrowings (repayments) of short-term debt	11,391	(4,846)	(28,292)
Deferred financing costs	(12,568)	(11,089)	(2,309)
Payments for contingent consideration liabilities	(263)	(61,483)	—
Distributions to non-controlling interests, net of contributions received	(6,357)	(5,404)	(2,526)
Payments related to tax withholding for share-based compensation	(64,956)	(25,447)	(16,144)
Payments of dividends	(34,022)	(28,891)	(23,236)
Repurchase of common stock	(66,687)	(247,249)	(20,092)
Net cash provided by (used in) financing activities	2,360,877	(601,365)	177,687
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	425	1,774	(153)
Net increase in cash, cash equivalents and restricted cash	45,079	17,063	86,489
Cash, cash equivalents and restricted cash, beginning of year	186,808	169,745	83,256
Cash, cash equivalents and restricted cash, end of year	$231,887	$186,808	$169,745

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share information)

									Accumulated
			Exchangeable		Series G		Additional		Other		Total
	Common Stock		Shares		Preferred Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Stock	Equity	Interests	Equity
Balance at December 31, 2018	141,103,900	$2	486,112	$—	1	$—	$1,967,354	$2,477,291	$(286,048)	$(554,440)	$3,604,159	$1,294	$3,605,453
Other comprehensive income	—	—	—	—	—	—	—	—	44,230	—	44,230	—	44,230
Acquisitions	60,860	—	—	—	—	—	1,791	—	—	—	1,791	—	1,791
Stock-based compensation activity	1,085,165	—	—	—	—	—	55,465	—	—	(20,379)	35,086	—	35,086
Exchange of exchangeable shares	449,929	—	(449,929)	—	—	—	—	—	—	—	—	—	—
Retirement of preferred stock	—	—	—	—	(1)	—	—	—	—	—	—	—	—
Common stock repurchases	(375,536)	—	—	—	—	—	—	—	—	(11,954)	(11,954)	—	(11,954)
Dividends declared ($0.17 per share)	—	—	—	—	—	—	—	(25,064)	—	—	(25,064)	—	(25,064)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(2,526)	(2,526)
Net income	—	—	—	—	—	—	—	402,044	—	—	402,044	4,771	406,815
Balance at December 31, 2019	142,324,318	2	36,183	—	—	—	2,024,610	2,854,271	(241,818)	(586,773)	4,050,292	3,539	4,053,831
Credit loss cumulative effect adjustment	—	—	—	—	—	—	—	(3,841)	—	—	(3,841)	—	(3,841)
Other comprehensive income	—	—	—	—	—	—	—	—	8,821	—	8,821	—	8,821
Acquisitions	1,338,746	—	—	—	—	—	57,289	—	—	—	57,289	—	57,289
Stock-based compensation activity	1,280,489	—	—	—	—	—	88,127	—	—	(21,095)	67,032	—	67,032
Exchange of exchangeable shares	36,183	—	(36,183)	—	—	—	—	—	—	—	—	—	—
Common stock repurchases	(6,679,545)	—	—	—	—	—	—	—	—	(249,949)	(249,949)	—	(249,949)
Dividends declared ($0.21 per share)	—	—	—	—	—	—	—	(30,543)	—	—	(30,543)	—	(30,543)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(5,404)	(5,404)
Other	—	—	—	—	—	—	—	(516)	—	—	(516)	293	(223)
Net income	—	—	—	—	—	—	—	445,596	—	—	445,596	6,363	451,959
Balance at December 31, 2020	138,300,191	2	—	—	—	—	2,170,026	3,264,967	(232,997)	(857,817)	4,344,181	4,791	4,348,972
Other comprehensive loss	—	—	—	—	—	—	—	—	(4,692)	—	(4,692)	—	(4,692)
Acquisitions	3,514,048	—	—	—	—	—	362,344	—	—	—	362,344	—	362,344
Stock-based compensation activity	1,540,259	—	—	—	—	—	83,040	—	—	(58,460)	24,580	—	24,580
Common stock repurchases	(720,564)	—	—	—	—	—	—	—	—	(63,988)	(63,988)	—	(63,988)
Dividends declared ($0.25 per share)	—	—	—	—	—	—	—	(36,080)	—	—	(36,080)	—	(36,080)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(6,357)	(6,357)
Other	—	—	—	—	—	—	—	—	—	—	—	159	159
Net income	—	—	—	—	—	—	—	485,956	—	—	485,956	6,027	491,983
Balance at December 31, 2021	142,633,934	$2	—	$—	—	$—	$2,615,410	$3,714,843	$(237,689)	$(980,265)	$5,112,301	$4,620	$5,116,921

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.BUSINESS AND ORGANIZATION:
Quanta Services, Inc., (together with its subsidiaries, Quanta), is a leading provider of specialty contracting services, delivering comprehensive infrastructure solutions for the electric and gas utility, renewable energy, communications, pipeline and energy industries in the United States, Canada, Australia and select other international markets. Beginning with the three months ended December 31, 2021, Quanta reports its results under three reportable segments: (1) Electric Power Infrastructure Solutions, (2) Renewable Energy Infrastructure Solutions and (3) Underground Utility and Infrastructure Solutions. The Renewable Energy Infrastructure Solutions segment was added primarily due to the acquisition of Blattner Holding Company and its operating subsidiaries (collectively, Blattner) as described below. In conjunction with this change, certain prior period amounts have been recast to conform to this new segment reporting structure.
On October 13, 2021, Quanta completed the acquisition of Blattner. Blattner is a large and leading utility-scale renewable energy infrastructure solutions provider that is located and primarily operates in North America. For additional information regarding this acquisition, see Note 6. Blattner provides comprehensive solutions to customers in the renewable energy industry, which generally include front-end engineering, procurement, project management and construction services for wind, solar and energy storage projects. Blattner’s results of operations have been included in Quanta’s consolidated financial statements since the acquisition date.
Electric Power Infrastructure Solutions Segment
The Electric Power Infrastructure Solutions segment provides comprehensive network solutions to customers in the electric power and other industries. Services include design, procurement, new construction, upgrade and repair and maintenance for electric power transmission and distribution infrastructure, both overhead and underground, and substation facilities, along with other engineering and technical services. This includes solutions that support the implementation of upgrades by utilities to modernize and harden the electric power grid in order to ensure its safety and enhance reliability. In addition, this segment provides emergency restoration services, including the repair of infrastructure damaged by fire and inclement weather; the energized installation, maintenance and upgrade of electric power infrastructure utilizing bare hand and hot stick methods and Quanta’s robotic arm techniques; and the installation of “smart grid” technologies on electric power networks. This segment also provides comprehensive design and construction solutions to wireline and wireless communications companies, cable multi-system operators and other customers within the communications industry, including services in connection with 5G wireless deployment; and the design, installation, maintenance and repair services related to commercial and industrial wiring. Additionally, this segment provides aviation services primarily for the utility industry, including the transportation of line workers, the setting of poles and towers and the stringing of wires. The majority of the financial results of Quanta’s postsecondary educational institution, which specializes in pre-apprenticeship training, apprenticeship training and specialized utility task training for electric workers, as well as training for the gas distribution and communications industries, are also included in the segment.
Renewable Energy Infrastructure Solutions Segment
The Renewable Energy Infrastructure Solutions segment provides comprehensive infrastructure solutions to customers involved in the renewable energy industry. Services include engineering, procurement, new construction and repair and maintenance for renewable generation facilities, such as utility-scale wind, solar, and hydropower generation facilities and battery storage facilities, as well as engineering and construction services for substations and switchyards, transmission and other electrical infrastructure needed to interconnect and transmit renewable energy generation and battery storage facilities.
Underground Utility and Infrastructure Solutions Segment
The Underground Utility and Infrastructure Solutions segment provides comprehensive infrastructure solutions for customers involved in the development, transportation, distribution, storage and processing of natural gas, oil and other products. Services include design, engineering, procurement, new construction, upgrade and repair and maintenance for natural gas systems for gas utility customers, as well as pipeline protection, integrity testing, rehabilitation and replacement services. Quanta also provides catalyst replacement services, high-pressure and critical-path turnaround services, instrumentation and electrical services, piping, fabrication and storage tank services for the midstream and downstream industrial energy markets. This segment also provides engineering and construction services for pipeline systems, storage systems and compressor and pump stations and the fabrication of pipeline support systems and related structures and facilities, as well as trenching, directional boring and mechanized welding services related to the services described above and in connection with our electric power infrastructure services. This segment also provides engineering, construction and maintenance services for energy transition and carbon-reduction related projects, such as alternative fuel facilities, carbon capture systems and hydrogen facilities.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.BASIS OF PRESENTATION AND CERTAIN ACCOUNTING POLICIES:
Principles of Consolidation
The consolidated financial statements of Quanta include the accounts of Quanta Services, Inc. and its wholly-owned subsidiaries, which are also referred to as its operating companies. The consolidated financial statements also include the accounts of certain of Quanta’s investments in joint ventures, which are either consolidated or proportionately consolidated, as discussed in the following summary of significant accounting policies. Investments in affiliated entities in which Quanta does not have a controlling financial interest, but over which Quanta has significant influence, usually because Quanta holds a voting interest of between 20% and 50% in the affiliated entity, are accounted for using the equity method. Unless the context requires otherwise, references to Quanta include Quanta Services, Inc. and its consolidated subsidiaries.
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
Revenue Recognition
See Note 4 for Quanta’s accounting policy related to revenue recognition and related balance sheet accounts.
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
Property and Equipment
Property and equipment are stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense related to property and equipment is recognized on a straight-line basis over the estimated useful lives of the assets.
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
Goodwill
Goodwill, net of accumulated impairment losses, represents the excess of cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses and is stated at cost. Quanta has recorded goodwill in connection with

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
certain of its historical acquisitions of businesses. Upon acquisition, these businesses were either combined into one of Quanta’s existing operating companies or managed on a stand-alone basis as an individual operating company. Quanta has organized its individual operating companies into segments for goodwill disclosure purposes. Goodwill is required to be measured for impairment at the reporting unit level, which represents the operating segment level or one level below the operating segment level for which discrete financial information is available. Quanta has determined that its individual operating companies represent its reporting units for the purpose of assessing goodwill impairment.
Goodwill is not amortized but is tested for impairment annually in the fourth quarter of the fiscal year, or more frequently if events or circumstances arise which indicate that goodwill may be impaired. The assessment can be performed by first completing a qualitative assessment on none, some, or all of Quanta’s reporting units. Quanta can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to a quantitative impairment test, and then resume the qualitative assessment in any subsequent period. Qualitative indicators that may trigger the need for annual or interim quantitative impairment testing include, among other things, deterioration in macroeconomic conditions; declining financial performance; deterioration in the operational environment; an expectation of selling or disposing of a portion of a reporting unit; a significant change in market, management, business strategy or business climate; a loss of a significant customer; increased competition; a sustained decrease in share price; or a decrease in Quanta’s market capitalization below book value.
If Quanta believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. The quantitative test involves comparing the fair value of such reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded as a reduction to goodwill with a corresponding charge to “Asset impairment charges” in the consolidated statements of operations. The income tax effect associated with an impairment of tax-deductible goodwill is also considered in the measurement of the goodwill impairment. A goodwill impairment for any reporting unit is limited to the total amount of goodwill allocated to such reporting unit.
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
Other Intangible Assets
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
unincorporated VIE (e.g., a general partnership interest), such amounts are consolidated on a basis proportional to Quanta’s ownership interest in the unincorporated entity.
Investments in entities of which Quanta is not the primary beneficiary, but over which Quanta has the ability to exercise significant influence, are accounted for using the equity method of accounting. Equity method investments are carried at original cost adjusted for Quanta’s proportionate share of the investees’ income, losses and distributions. Quanta’s share of net income or losses of these investments is included within operating income in the accompanying consolidated statements of operations when the investee is operationally integral to the operations of Quanta and is reported as “Equity in earnings (losses) of integral unconsolidated affiliates.” Quanta’s share of net income or losses of unconsolidated equity method investments that are not operationally integral to the operations of Quanta are included in “Other income, net” below operating income in the accompanying consolidated statements of operations.
Equity method investments are reviewed for impairment by assessing whether there has been a decline in the fair value of the investment below the carrying amount and whether any such decline is other-than-temporary. In making this determination, factors such as the ability to recover the carrying amount of the investment and the inability of the investee to sustain its earnings capacity are evaluated in determining whether a loss in value should be recognized. Any impairment losses are included in “Other income, net” in the accompanying consolidated statement of operations.
Investments in entities of which Quanta is not the primary beneficiary, and over which Quanta does not have the ability to exercise significant influence are accounted for using the cost method of accounting. Additionally, certain investments provide for significant influence over the investee, but also include preferential liquidation rights, which precludes accounting for the investments under the equity method. These cost method investments are required to be measured at fair value, with changes in fair value recognized in net income, unless the investments do not have readily determinable fair values, in which case the investments are measured at cost minus impairment (if any), plus or minus observable price changes in orderly transactions for an identical or similar investment in the same company. Earnings on investments accounted for using the cost method of accounting are recognized as dividends are declared. These earnings and any impairments of cost method investments are reported in “Other income, net” in the accompanying consolidated statements of operations.
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
Quanta records reserves for income taxes related to certain tax positions when management considers it more likely than not that additional taxes may be due in excess of amounts reflected on income tax returns filed. When recording these reserves, Quanta assumes that taxing authorities have full knowledge of the position and all relevant facts. Quanta continually reviews exposure to additional tax obligations, and as further information is known or events occur, changes in tax reserves may be recorded. Quanta adjusts its tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from our established accrual, when the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and included in the provision for income taxes.
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
Insurance
Quanta is insured for, among other things, employer’s liability, workers’ compensation, auto liability, aviation and general liability claims. Quanta manages and maintains a portion of its casualty risk indirectly through its wholly-owned captive insurance company, which reimburses claims up to the amount of the applicable deductible amount of its third-party insurance programs. In connection with Quanta’s casualty insurance programs, Quanta is required to issue letters of credit to secure its obligations. Deductibles for the employer’s liability and workers’ compensation programs are $5.0 million per occurrence, and deductibles for the auto liability and general liability programs are $15.0 million per occurrence. Quanta also maintains employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $0.8 million per claimant per year.
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
Collective Bargaining Agreements and Multiemployer Pension Plans
Certain of Quanta’s operating companies are parties to collective bargaining agreements with unions that represent certain of their employees. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to those in the expiring agreements. The agreements require the operating companies to pay specified wages, provide certain benefits to union employees and contribute certain amounts to multiemployer pension plans and employee benefit trusts pursuant to specified rates. Quanta’s multiemployer pension plan contribution rates generally are made to the plans on a “pay-as-you-go” basis based on its union employee payrolls. The location and number of union employees that Quanta employs at any given time and the plans in which they may participate vary depending on Quanta’s need for union resources in connection with its ongoing projects. Therefore, Quanta is unable to accurately predict its union employee payroll and the resulting multiemployer pension plan contribution obligations for future periods.
Stock-Based Compensation
Quanta recognizes compensation expense for restricted stock units (RSUs) and performance stock units (PSUs) to be settled in common stock based on the fair value of the awards, net of estimated forfeitures. The fair value of RSU awards is determined based on the number of units granted and the closing price of Quanta’s common stock on the date of grant. The grant date fair value of the PSUs is determined as follows: (i) for the portion of the awards based on company performance metrics, by multiplying the number of units granted by the closing price of Quanta’s common stock on the date of grant and (ii) for the portion of the awards based on relative total shareholder return compared to a defined peer group, by utilizing a Monte Carlo simulation valuation methodology. An estimate of future forfeitures, based on historical data, is also utilized to determine compensation expense for the period, and these forfeiture estimates are subject to change and may impact the value that will ultimately be recognized as compensation expense. The resulting compensation expense for PSU and time-based RSU awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, and the resulting compensation expense for performance-based RSU awards is recognized using the graded vesting method over the requisite service period. The compensation expense related to outstanding PSUs can also vary from period to period based on changes in forecasted achievement of established performance goals and the total number of shares of common stock that Quanta anticipates will be issued upon vesting of such PSUs. Payments made by Quanta to satisfy employee tax withholding obligations associated with awards settled in common stock are classified as financing cash flows.
Compensation expense associated with liability-based awards, such as RSUs that are expected to or may settle in cash, is recognized based on a remeasurement of the fair value of the award at the end of each reporting period. Upon settlement, the holders receive for each RSU an amount in cash equal to the fair market value of one share of Quanta common stock on the settlement date, as specified in the applicable award agreement. For additional information on Quanta’s RSU and PSU awards, see Note 14.
Functional Currency and Translation of Financial Statements
The U.S. dollar is the functional currency for the majority of Quanta’s operations, which are primarily located within the United States. The functional currency for Quanta’s foreign operations, which are primarily located in Canada and Australia, is typically the currency of the country where the foreign operating company is located and transacts the majority of its activities, including billings, financing, payroll and other expenditures. When preparing its consolidated financial statements, Quanta translates the financial statements of its foreign operating companies from their functional currency into U.S. dollars.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Statements of operations, comprehensive income and cash flows are translated at average monthly rates, while balance sheets are translated at month-end exchange rates. The translation of the balance sheet results in translation gains or losses that are included as a separate component of equity under “Accumulated other comprehensive income (loss).” Gains and losses arising from transactions not denominated in functional currencies are included within “Other income, net” in the accompanying consolidated statements of operations.
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
Litigation Costs and Reserves
Quanta records reserves when the likelihood of incurring a loss is probable and the amount of loss can be reasonably estimated. Costs incurred for litigation are expensed as incurred. See Note 16 for additional information related to legal proceedings and other contingencies.

3.NEW ACCOUNTING PRONOUNCEMENTS:
Adoption of New Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) issued an update that, among other things, amends the guidance related to accounting for tax law changes when an entity has a year-to-date loss in an interim period and provides guidance on how to evaluate whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction. This update is effective for interim and annual periods beginning after December 15, 2020, with certain amendments applied prospectively and other amendments applied on a modified retrospective basis. Quanta adopted this update effective January 1, 2021, and it has not had a material impact on Quanta’s consolidated financial statements during 2021.
In January 2020, FASB issued an update that clarified the applicable guidance for measurement of the fair value of equity and cost method investments when there is a change in the level of ownership or degree of influence. Quanta adopted this update effective January 1, 2021 and will prospectively apply this update.
New Accounting Pronouncement Not Yet Adopted
In October 2021, FASB issued an update that requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with FASB ASC 606 (Revenue from Contracts with Customers). At the acquisition date, an acquirer should account for the related contract revenue in accordance with FASB ASC 606 as if it had originated the contracts. This update is effective for interim and annual periods beginning after December 15, 2022, with amendments generally applied prospectively. Quanta will adopt this update by January 1, 2023. This update is not expected to have a material impact at the time of adoption, but it could impact the valuation of contract assets and contract liabilities related to business combinations that occur subsequent to adoption.

4.     REVENUE RECOGNITION AND RELATED BALANCE SHEET ACCOUNTS:
Contracts
Quanta’s services include the design, new construction, upgrade and repair and maintenance of infrastructure primarily in the utility, renewable energy, communications and pipeline and energy industries. These services may be provided pursuant to master service agreements (MSAs), repair and maintenance contracts and fixed price and non-fixed price construction contracts. These contracts are classified into three categories based on the methods by which transaction prices are determined and revenue is recognized: unit-price contracts, cost-plus contracts and fixed price contracts. Transaction prices for unit-price contracts are determined on a per unit basis, transaction prices for cost-plus contracts are determined by applying a profit margin to costs incurred on the contracts and transaction prices for fixed price contracts are determined on a lump-sum basis. All of Quanta’s revenues are recognized from contracts with its customers. In addition to the considerations described below, revenue is not recognized unless collectability under the contract is considered probable, the contract has commercial substance and the contract has been approved. Additionally, the contract must contain payment terms, as well as the rights and commitments of both parties.

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
At December 31, 2021 and 2020, the aggregate transaction price allocated to unsatisfied or partially satisfied performance obligations was approximately $5.90 billion and $3.99 billion, with 81.8% and 71.2% expected to be recognized in the subsequent twelve months. These amounts represent management’s estimates of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work had not yet begun as of such dates. For purposes of calculating remaining performance obligations, Quanta includes all estimated revenues attributable to consolidated joint ventures and variable interest entities, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under MSAs and non-fixed price contracts expected to be completed within one year.
Recognition of Revenue Upon Satisfaction of Performance Obligations
A transaction price is determined for each contract, and that amount is allocated to each performance obligation within the contract and recognized as revenue when, or as, the performance obligation is satisfied. Quanta recognizes certain revenue over time as it performs its obligations because there is a continuous transfer of control of the deliverable to the customer. Under unit-price contracts with an insignificant amount of partially completed units, Quanta recognizes revenue as units are completed based on contractual pricing amounts. Under unit-price contracts with more than an insignificant amount of partially completed units and fixed price contracts, Quanta recognizes revenues as performance obligations are satisfied over time, with the percentage completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Under cost-plus contracts, Quanta recognizes revenue on an input basis, as labor hours are incurred, materials are utilized and services are performed.
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
Contract costs include all direct materials, labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. The majority of the materials associated with Quanta’s work are owner-furnished, and therefore not included in contract revenues and costs. Additionally, Quanta may incur incremental costs to obtain certain contracts, such as selling and marketing costs, bid and proposal costs, sales commissions, and legal fees or initial set-up or mobilization costs, certain of which can be capitalized. Such costs were not material during the years ended December 31, 2021, 2020 and 2019.
Contract Estimates
Actual revenues and project costs can vary, sometimes substantially, from previous estimates due to changes in a variety of factors, including unforeseen or changed circumstances not included in Quanta’s cost estimates or covered by its contracts. The estimating process is based on the professional knowledge and experience of Quanta’s project estimators, project managers and finance professionals. Some of the factors that can result in positive changes in estimates on projects include successful execution through project risks, reduction of estimated project costs or increases of estimated revenues. Some of the factors that can result in negative changes in estimates include concealed or unknown site conditions; changes to or disputes with customers regarding the scope of services; changes in estimates related to the length of time to complete a performance obligation; changes or delays with respect to permitting and regulatory requirements; changes in the cost of equipment, commodities, materials or skilled labor; unanticipated costs or claims due to delays or failure to perform by customers or third parties; customer failure to provide required materials or equipment; errors in engineering, specifications or designs; project modifications; adverse weather conditions, natural disasters, and other emergencies (including the ongoing COVID-19 pandemic); and performance and quality issues causing delay (including payment of liquidated damages) or requiring rework or replacement. These factors, along with other risks inherent in performing services under fixed price contracts, are routinely evaluated by management. Any changes in estimates could result in changes to profitability or losses associated with the related performance obligations. For example, estimated costs for a performance obligation may increase from an original estimate, and contractual provisions may not allow for adequate compensation or reimbursement for such additional costs. Changes in

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
estimated revenues, costs and profit are recorded in the period they are determined to be probable and can be reasonably estimated. Contract losses are recognized in full when they are determined to be probable and can be reasonably estimated.
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
As of December 31, 2021 and 2020, Quanta had recognized revenues of $367.8 million and $141.2 million related to change orders and claims included as contract price adjustments that were in the process of being negotiated in the normal course of business. The largest component of the revenues recognized is associated with change orders and claims arising from delays, administrative requirements and labor issues on two transmission projects in Canada that negatively impacted productivity, which were primarily attributable to the COIVD-19 pandemic. The productivity and delays were significantly impacted due to governmental requirements and worksite restrictions associated with COVID-19. Additionally, during the third quarter of 2021, both of the projects were negatively impacted by unrelated wildfires, and one was also impacted by acceleration of the project timeline, all of which resulted in change orders. Quanta believes that the contracts for these projects entitle it to recover certain amounts associated with these delays. The aggregate amounts related to change orders and claims, which are included in “Contract assets” in the accompanying consolidated balance sheets, represent management’s estimates of additional contract revenues that have been earned and are probable of collection. However, Quanta’s estimates could change, and the amount ultimately realized could be significantly higher or lower than the estimated amount.
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
Changes in Estimates
Revenues were positively impacted by $130.2 million, $27.0 million and $60.2 million during the years ended December 31, 2021, 2020 and 2019 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2020, 2019 and 2018.
Operating results for the year ended December 31, 2021, were favorably impacted by $111.5 million or 5.7% of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress as of year ended December 31, 2020. The overall favorable impact resulted from net positive changes in estimates across a large number of projects, primarily as a result of favorable performance and successful mitigation of risks and contingencies as the projects progressed to completion.
Operating results for the years ended December 31, 2020 and 2019 were impacted by less than 5% as a result of aggregate changes in contract estimates related to projects that were in progress as of the corresponding prior year end. However, certain individual projects were materially impacted by changes to estimated contract revenues and/or project costs during these periods.
During the year ended December 31, 2020, revenues and gross profit were favorably impacted by $20.8 million as a result of successful execution through project risks and close-out activities on a large transmission project in the United States. Revenues and gross profit were also favorably impacted as a result of successful execution through project risks and close-out

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
activities on certain larger pipeline projects in the United States. The favorable impact related to these larger pipeline projects was offset by increased costs on two larger pipeline projects in Canada that experienced severe weather conditions during the year ended December 31, 2020, both of which were substantially complete as of December 31, 2020. With respect to all of these large pipeline projects, the aggregate net negative impact on gross profit related to work performed in prior periods was $10.0 million during the year ended December 31, 2020.
Additionally, during the year ended December 31, 2020, Quanta was in the process of exiting its Latin American operations. These operations have been adversely impacted by the COVID-19 pandemic due to shelter-in-place restrictions and other work disruptions, and as a result Quanta accelerated various contract terminations and other activities in order to expedite cessation of operations in the region. The decision to accelerate these exit activities materially changed certain contract estimates as of December 31, 2019 due to significant reductions in the volume of work to be performed, as well as lower productivity than expected. The majority of the impacts of these developments were not recoverable from the customers. These factors, as well as political and regulatory uncertainties and other customer challenges, resulted in changes in estimates on several projects and negatively impacted gross profit related to work performed in prior periods by $35.5 million in aggregate during year ended December 31, 2020. As of December 31, 2020, substantially all of the projects in Latin America that were active at the beginning of 2020 had been completed.
During the year ended December 31, 2019, Quanta successfully completed an electric transmission project in Canada ahead of schedule during the three months ended March 31, 2019, which resulted in a reduction in estimated project costs and positively impacted gross profit related to work performed in prior periods by $30.1 million. Quanta also successfully executed through project risks on a larger pipeline transmission project, which resulted in a reduction of estimated project costs and positively impacted gross profit in 2019 related to work performed in prior periods by $22.9 million. Quanta also settled claims related to a larger natural gas transmission project that experienced losses in 2018, which increased revenues and gross profit in 2019 related to work performed in prior periods by $16.2 million. Additionally, Quanta experienced rework and start-up delays on a processing facility construction project, which resulted in additional estimated project costs and liquidated damages payable to the customer and negatively impacted gross profit related to work performed in prior periods by $29.4 million. As of December 31, 2021, this project was complete. Quanta also experienced unfavorable weather and labor-related impacts, as well as a project scope reduction, on an electric transmission project in southern California, which resulted in an increase in estimated project costs and a reduction in expected project earnings. These changes negatively impacted gross profit related to work performed in prior periods by $21.1 million. As of December 31, 2021, this project was approximately 99% complete. Additionally, the changes in contract estimates include the negative impact of the correction of $9.6 million of prior period errors related to the determination of total estimated project costs and the resulting revenue recognized on a large telecommunications project in Peru that was terminated during 2019.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Revenues by Category
The following tables present Quanta’s revenue disaggregated by geographic location, as determined by the job location, and by contract type (in thousands):

	Year Ended December 31,
	2021		2020		2019
By primary geographic location:
United States	$11,068,493	85.3%	$9,618,951	85.8%	$10,190,684	84.0%
Canada	1,557,117	12.0%	1,252,365	11.2%	1,436,720	11.9%
Australia	221,038	1.7%	200,664	1.8%	187,915	1.6%
Others	133,565	1.0%	130,692	1.2%	296,834	2.5%
Total revenues	$12,980,213	100.0%	$11,202,672	100.0%	$12,112,153	100.0%

	Year Ended December 31,
	2021		2020		2019
By contract type:
Unit-price contracts	$5,029,100	38.7%	$4,172,363	37.2%	$4,193,295	34.6%
Cost-plus contracts	3,102,075	23.9%	2,649,770	23.7%	3,304,161	27.3%
Fixed price contracts	4,849,038	37.4%	4,380,539	39.1%	4,614,697	38.1%
Total revenues	$12,980,213	100.0%	$11,202,672	100.0%	$12,112,153	100.0%
As described above, under unit-price contracts with more than an insignificant amount of partially completed units and fixed price contracts, revenue is recognized as performance obligations are satisfied over time, with the percentage completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 45.9%, 47.9% and 50.0% of Quanta’s revenues recognized during the years ended December 31, 2021, 2020 and 2019 were associated with this revenue recognition method.
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
Contract assets and liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Contract assets	$803,453	$453,832	$601,268
Contract liabilities	$802,872	$528,864	$606,146
As referenced previously, contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, deferred billings; and unapproved change orders and contract claims recognized in revenues. The increase in contract assets from December 31, 2020 to December 31, 2021 was primarily due to increased working capital requirements related to progress on two large transmission projects in Canada and the timing

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
of billings, as well as the recognition of certain change orders and claims for such projects. Both of the projects were negatively impacted by delays and labor issues related to the COVID-19 pandemic and unrelated wildfires, and one project was also impacted by acceleration of the project timeline, all of which resulted in change orders and an increase in contract assets. The decrease in contract assets from December 31, 2019 to December 31, 2020 was partially due to a decline in revenues related to contracts for which revenues are recognized over time. Additionally, Quanta’s exit from and the close out of projects in Latin America also contributed to the reduction. The increase in contract liabilities from December 31, 2020 to December 31, 2021 was primarily due to the acquisition of Blattner, which had $227.0 million of contract liabilities as of the date of acquisition.
During the years ended December 31, 2021, 2020 and 2019, Quanta recognized revenue of approximately $433.3 million, $491.5 million and $370.0 million related to contract liabilities outstanding at December 31, 2020, 2019 and 2018.
Accounts Receivable and Allowance for Credit Losses
Quanta adopted the new accounting standard for measuring credit losses effective January 1, 2020 utilizing the transition method that allows recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Quanta’s financial results for reporting periods beginning on or after January 1, 2020 are presented under the new standard, while financial results for prior periods continue to be reported in accordance with the prior standard and Quanta’s historical accounting policy. The net cumulative effect due to the adoption of the new standard was a $3.8 million reduction to retained earnings as of January 1, 2020, which represented a $5.1 million increase to allowance for credit losses, net of $1.3 million in deferred income taxes. The adjustment was based on an estimate of expected lifetime credit losses for financial instruments, primarily accounts receivable and contract assets. Although the adoption of the new standard did not have a material impact on Quanta’s consolidated financial statements at the date of adoption, expected credit losses could change as a result of changes in credit loss experience, changes to specific risk characteristics of Quanta’s portfolio of financial assets or changes to management’s expectations of future economic conditions that affect the collectability of Quanta’s financial assets.
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
Quanta’s historical loss ratio and its determination of risk pool, which are used to calculate expected credit losses, may be adjusted for changes in customer credit concentrations within its portfolio of financial assets, its customers’ ability to pay, and other considerations, such as economic and market changes, changes to regulatory or technological environments affecting customers and the consistency between current and forecasted economic conditions and historical economic conditions used to derive historical loss ratios. At the end of each quarter, management reassesses these and other relevant factors, including any potential effects from the uncertainties and challenges in the energy market and overall economy caused by the COVID-19 pandemic.
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
Activity in Quanta’s allowance for credit losses consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$16,546	$9,398	$5,839
Cumulative effect of adoption of new credit loss standard	—	5,067	—
Provision for credit losses	34,890	3,656	11,249
Direct write-offs charged against the allowance	(1,687)	(1,575)	(7,690)
Balance at end of year	$49,749	$16,546	$9,398
Provision for credit losses is included in “Selling, general and administrative expenses” in the consolidated statements of operations.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The majority of the increase in provision for credit losses during 2021 was related to Limetree Bay Refining, LLC (Limetree Refining), a customer within Quanta’s Underground Utility and Infrastructure Solutions segment, that filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, as amended (the Bankruptcy Code), in July 2021 after experiencing operational and financial difficulties and shutting down operations at its refinery. As of December 31, 2021, Quanta had $31.3 million of receivables for services performed and other costs related to Limetree Refining and $0.4 million of receivables outstanding from an affiliate, which have been fully reserved. During the three months ended June 30, 2021, Quanta recorded a provision for credit loss of $23.6 million with respect to these receivables based on the estimated amount of expected loss at that time. During the three months ended December 31, 2021, as a result of developments in the bankruptcy proceeding, including the sale of Limetree Refinery in January 2021 for substantially less than its secured debts, and negotiations regarding payment of the amounts owed by Limetree Terminals, Quanta recorded an additional provision for credit losses of $8.1 million with respect to these receivables based on the current estimated amount of expected loss, which assumes that Quanta will not collect any of the receivables outstanding at December 31, 2021. See Concentrations of Credit Risk in Note 16 for further discussion of the credit quality of certain other outstanding receivables due from customers that have experienced financial difficulties.
Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on Quanta’s experience in recent years, the majority of these retainage balances are expected to be collected within one year. Retainage balances with expected settlement dates within one year of December 31, 2021 and 2020 were $406.7 million and $306.3 million, which are included in “Accounts receivable.” Retainage balances as of December 31, 2021 and 2020 with expected settlement dates beyond one year were $93.9 million and $88.2 million and are included in “Other assets, net.”
Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date or when amounts arise from routine lags in billing (for example, work completed during one month but not billed until the next month). These balances do not include revenues recognized for work performed under fixed-price contracts, as these amounts are recorded as “Contract assets.” At December 31, 2021, 2020 and 2019, unbilled receivables included in “Accounts receivable” were $679.0 million, $472.3 million and $524.3 million. The increase in unbilled receivables from December 31, 2020 to December 31, 2021 was primarily due to the ramp up of work and certain delays in billing related to certain large customers. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $51.8 million, $53.6 million and $33.2 million at December 31, 2021, 2020 and 2019.

5.    SEGMENT INFORMATION:
Beginning with the three months ended December 31, 2021, Quanta reports results under three reportable segments: (1) Electric Power Infrastructure Solutions, (2) Renewable Energy Infrastructure Solutions and (3) Underground Utility and Infrastructure Solutions. The Renewable Energy Infrastructure Solutions segment was added primarily due to the acquisition of Blattner. In conjunction with this change, certain prior period amounts have been recast to conform to this new segment reporting structure. This structure is generally based on the broad end-user markets for Quanta’s services. See Note 1 for additional information regarding Quanta’s reportable segments.
Quanta’s segment results are derived from the types of services provided across its operating companies in each of its end user markets. Quanta’s entrepreneurial business model allows multiple operating companies to serve the same or similar customers and to provide a range of services across end user markets. Quanta’s operating companies are organized into one of three reportable segments. Reportable segment information, including revenues and operating income by type of work, is gathered from each operating company for the purpose of evaluating segment performance in support of Quanta’s market strategies. Classification of operating company revenues by type of work for segment reporting purposes can require judgment on the part of management. Quanta’s operating companies may perform joint projects for customers in multiple industries, deliver multiple types of services under a single customer contract or provide service offerings to various industries. For example, Quanta performs joint trenching projects to install distribution lines for electric power and natural gas customers.
In addition, integrated operations and common administrative support for Quanta’s operating companies require that certain allocations be made to determine segment profitability, including allocations of corporate shared and indirect operating costs as well as general and administrative costs. Certain corporate costs are not allocated, including facility costs, acquisition and integration costs, non-cash stock-based compensation, amortization related to intangible assets, asset impairment related to goodwill and intangible assets and change in fair value of contingent consideration liabilities.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues:
Electric Power Infrastructure Solutions (1)	$7,624,240	$6,468,192	$6,346,837
Renewable Energy Infrastructure Solutions	1,825,259	1,305,151	775,000
Underground Utility and Infrastructure Solutions	3,530,714	3,429,329	4,990,316
Consolidated revenues	$12,980,213	$11,202,672	$12,112,153
Operating income (loss):
Electric Power Infrastructure Solutions (2)(3)	$865,409	$648,405	$554,824
Renewable Energy Infrastructure Solutions	181,908	177,920	36,353
Underground Utility and Infrastructure Solutions	150,147	170,074	332,011
Corporate and non-allocated costs	(533,943)	(385,028)	(368,314)
Consolidated operating income	$663,521	$611,371	$554,874
Depreciation:
Electric Power Infrastructure Solutions	$141,093	$112,663	$101,299
Renewable Energy Infrastructure Solutions	14,020	9,185	6,996
Underground Utility and Infrastructure Solutions	83,720	85,981	90,953
Corporate and non-allocated costs	16,696	17,427	18,859
Consolidated depreciation	$255,529	$225,256	$218,107
(1)    Includes $63.2 million related to Latin American operations for the year ended December 31, 2019, which included the reversal of $48.8 million of revenues in the year ended December 31, 2019 in connection with the terminated telecommunications project in Peru, a portion of which related to prior periods.
(2) Includes $74.0 million and $85.7 million of operating losses related to Latin American operations for the years ended December 31, 2020 and 2019. Included in the Latin American operating loss for the year ended December 31, 2019 was a $79.2 million charge associated with the termination of the large telecommunications project in Peru, which included the $48.8 million decrease in revenues described above and a $30.4 million increase in cost of services. See Legal Proceedings — Peru Project Dispute in Note 16 for additional information on this matter. As of December 31, 2020, Quanta had substantially completed the exit of its operations in Latin America.
(3)    Includes equity in earnings of integral unconsolidated affiliates of $44.1 million and $11.3 million for the years ended December 31, 2021 and 2020. These affiliates are considered to be operationally integral to the operations of Quanta and primarily consists of equity in earnings related to Quanta’s equity interest in LUMA.
Separate measures of Quanta’s assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by management to evaluate segment performance. Quanta’s fixed assets, which are held at the operating company level, include operating machinery, equipment and vehicles, office equipment, buildings and leasehold improvements, and certain fixed assets are used on an interchangeable basis across its reportable segments. As such, for reporting purposes, total depreciation expense is allocated each quarter among Quanta’s reportable segments based on the ratio of each reportable segment’s revenue contribution to consolidated revenues.
Foreign Operations
During 2021, 2020, and 2019, Quanta derived $1.91 billion, $1.58 billion and $1.92 billion of its revenues from foreign operations. Of Quanta’s foreign revenues, 81%, 79% and 75% were earned in Canada during the years ended December 31, 2021, 2020 and 2019. In addition, Quanta held property and equipment of $338.1 million and $336.4 million in foreign countries, primarily Canada, as of December 31, 2021 and 2020.

6.     ACQUISITIONS:
The results of operations of the acquired businesses have been included in Quanta’s consolidated financial statements since the respective acquisition dates. On October 13, 2021, Quanta completed the acquisition of Blattner, a large and leading utility-scale renewable energy infrastructure solutions provider that is located in and primarily operates in North America. Consideration for this acquisition was $2.37 billion paid or payable in cash (subject to certain adjustments) and 3,326,955

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
shares of Quanta common stock, which had a fair value of $345.4 million as of the date of the acquisition. The final amount of consideration for the acquisition remains subject to certain post-closing adjustments, including with respect to net working capital (inclusive of cash) and certain assumed liabilities. Additionally, the former owners of Blattner are eligible to receive potential payment of up to $300.0 million of contingent consideration, payable to the extent the acquired business achieves certain financial performance targets over a three-year period beginning in January 2022. Based on the estimated fair value of the contingent consideration, Quanta recorded a $125.6 million liability as of the date of the acquisition. Contingent consideration is earned based on performance during each year of the three-year performance period, and amounts earned are payable in cash after the end of the applicable performance year. Quanta may defer payment of earned contingent consideration amounts, at its sole discretion, until after the end of the entire three-year performance period; however, any deferred amounts will accrue interest at five percent per annum until paid. Blattner’s results are included in the Renewable Energy Infrastructure Solutions segment.
During the year ended December 31, 2021, Quanta also acquired the following businesses: three businesses located in the United States that provide electric power construction and related services; a communications services business located in the United States that performs data center connection services; a business located in the United States that designs, develops and holds a certification for the manufacture of personal protective breathing equipment and related monitoring devices primarily used in the refining and petrochemical industries, including in connection with catalyst services; a business that provides turnaround and catalyst change-out services to the refining and petrochemical industries primarily in the United States and Canada; a business located in Canada that provides front-end land services for infrastructure development projects in Canada and the United States; a business located in the United States that primarily provides horizontal directional drilling services; and a communications services business located in the United States. The aggregate consideration for these acquisitions was $328.8 million paid or payable in cash (subject to certain adjustments) and 187,093 shares of Quanta common stock, which had a fair value of $16.9 million as of the applicable acquisition dates. The results of the manufacturing business and the turnaround and catalyst change-out business are generally included in the Underground Utility and Infrastructure Solutions segment and the results of the remaining businesses are generally included in the Electric Power Infrastructure Solutions segment.
During the year ended December 31, 2020, Quanta acquired a contractor located in the United States that provides electric power distribution, transmission and substation maintenance and construction, directional boring and emergency restoration services; a professional engineering business located in the United States that provides infrastructure engineering and design services to electric utilities, gas utilities and communications services companies, as well as permitting and utility locating services; a business located in the United States that provides aviation services primarily for the utility industry; an electric power infrastructure business located in the United States that primarily provides underground conduit services; a business located in the United States that specializes in the deployment of short- and long-haul fiber optic cable and utilities; an industrial services business located in Canada that performs catalyst handling services, including changeover and shutdown maintenance, for customers in the refining and chemical industries; and a business located in the United States that provides heavy, civil, industrial and energy related services and specializes in the construction and maintenance of pipelines and metering stations. The aggregate consideration for these acquisitions was $359.6 million paid or payable in cash (subject to certain adjustments) and 1,334,469 shares of Quanta common stock, which had a fair value of $57.1 million as of the respective acquisition dates. Additionally, one of the acquisitions includes the potential payment of up to $6.9 million of contingent consideration, payable if the acquired business achieves certain performance objectives over a five-year post-acquisition period. Based on the estimated fair value of the contingent consideration, Quanta recorded a $2.3 million liability as of the acquisition date. The results of the industrial services business and the business specializing in construction and maintenance of pipelines and metering stations are generally included in the Underground Utility and Infrastructure Solutions segment and the results of the remaining businesses are generally included in the Electric Power Infrastructure Solutions segment.
On August 30, 2019, Quanta acquired The Hallen Construction Co., Inc. (Hallen), an underground utility and infrastructure solutions business located in the United States that specializes in gas distribution and transmission services, and to a lesser extent, underground electric distribution and transmission services. During the year ended December 31, 2019, Quanta also acquired two specialty utility foundation and pole-setting contractors serving the southeast United States; an electric power specialty contracting business located in the United States that provides aerial power line and construction support services; a business located in the United States that provides technical training materials to electric utility workers; an electric power company specializing in project management and, to a lesser extent, water and wastewater projects located in the United States; and an electrical infrastructure solutions business located in Canada. The aggregate consideration for these acquisitions was $395.3 million paid or payable in cash, subject to certain adjustments, and 60,860 shares of Quanta common stock, which had a fair value of $1.8 million as of the respective acquisition date. A portion of the cash consideration in connection with the Hallen acquisition was placed in an escrow account, which, subject to certain conditions, could be utilized to reimburse Quanta for obligations associated with certain contingent liabilities assumed by Quanta in the transaction. See Legal Proceedings — Hallen Acquisition Assumed Liability in Note 16 for additional information related to these liabilities. The results of Hallen are generally included in the Underground Utility and Infrastructure Solutions segment and the results of the other acquired businesses are generally included in the Electric Power Infrastructure Solutions segment.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the aggregate consideration paid or payable as of December 31, 2021 for the acquisitions completed in 2021 and 2020 and presents the allocation of these amounts to net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates, inclusive of any purchase price adjustments. These allocations require significant use of estimates and are based on information that was available to management at the time these consolidated financial statements were prepared. Quanta uses a variety of information to estimate fair values, including quoted market prices, carrying amounts and valuation techniques such as discounted cash flows. When deemed appropriate, third-party appraisal firms are engaged to assist in fair value determination of fixed assets, intangible assets and certain other assets and liabilities.
Quanta is finalizing its fair value assessments for the acquired assets and assumed liabilities related to businesses acquired during 2021, and further adjustments to the purchase price allocations may occur. As of December 31, 2021, the estimated fair values of the net assets acquired were preliminary, with possible updates primarily related to tax estimates, certain intangible assets and the finalization of closing working capital adjustments. The following table summarizes the fair value of total consideration transferred or estimated to be transferred and the fair value of assets acquired and liabilities assumed for acquisitions completed in the years shown (in thousands).

	2021
	Blattner	All Others	2020
Consideration:
Cash paid or payable	$2,372,528	$328,846	$359,624
Value of Quanta common stock issued	345,422	16,922	57,119
Contingent consideration	125,632	—	2,250
Fair value of total consideration transferred or estimated to be transferred	$2,843,582	$345,768	$418,993

Cash and cash equivalents	$171,950	$9,910	$29,221
Accounts receivable	411,835	63,032	74,492
Contract assets	13,622	8,322	8,919
Other current assets	57,803	6,334	23,877
Property and equipment	179,530	71,735	143,277
Other assets	191	229	14
Identifiable intangible assets	1,425,000	105,128	96,826
Current maturities of long-term debt and short-term debt	(2,304)	—	(3,307)
Accounts payable and accrued liabilities	(478,521)	(28,662)	(31,804)
Contract liabilities	(227,040)	(384)	(3,750)
Deferred tax liabilities, net	—	(2,063)	(3,178)
Other long-term liabilities	(7,764)	—	—
Total identifiable net assets	1,544,302	233,581	334,587
Goodwill	1,299,280	112,187	84,406
Fair value of net assets acquired	$2,843,582	$345,768	$418,993
Goodwill represents the amount by which the purchase price for an acquired business exceeds the net fair value of the assets acquired and liabilities assumed. The acquisitions completed in 2021, 2020 and 2019 strategically expanded Quanta’s domestic renewable energy infrastructure solutions, domestic and international electric power infrastructure solutions and communications service offerings, and domestic and international underground utility and infrastructure solutions, which Quanta believes contributes to the recognition of the goodwill. Approximately $1.4 billion, $72.6 million, and $82.1 million of goodwill is expected to be deductible for income tax purposes related to acquisitions completed in 2021, 2020 and 2019.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the estimated fair values of identifiable intangible assets for the acquisitions completed in 2021 and 2020 as of the acquisition dates and the related weighted average amortization periods by type (in thousands, except for weighted average amortization periods, which are in years).

	2021
	Blattner		All Other		2020
	Estimated Fair Value	Weighted Average Amortization Period in Years	Estimated Fair Value	Weighted Average Amortization Period in Years	Estimated Fair Value	Weighted Average Amortization Period in Years
Customer relationships	$1,045,000	7.0	$77,293	6.7	$81,154	6.1
Backlog	130,000	0.7	6,436	1.2	4,022	1.4
Trade names	250,000	15.0	5,698	14.9	7,654	14.4
Non-compete agreements	—	N/A	6,673	5.0	3,996	5.0
Patented rights, developed technology, and process certifications	—	N/A	9,028	3.5	—	N/A
Total intangible assets subject to amortization	$1,425,000	7.8	$105,128	6.5	$96,826	6.5
The significant estimates used by management in determining the fair values of customer relationship intangible assets include future revenues, discount rates and customer attrition rates. The following table includes the discount rates and customer attrition rates used to determine the fair value of customer relationship intangible assets for businesses acquired during the years ended December 31, 2021, 2020 and 2019 as of the respective acquisition dates:

	2021		2020
	Range	Weighted Average	Range	Weighted Average
Discount rates	18% to 26%	18%	19% to 25%	20%
Customer attrition rates	8% to 30%	10%	10% to 43%	13%
As described above, certain business acquisitions have contingent consideration liabilities associated with the transactions. Aggregate fair values of these outstanding contingent consideration liabilities and their classification in the accompanying consolidated balance sheets were as follows (in thousands):

	December 31, 2021	December 31, 2020
Accounts payable and accrued expenses	$2,591	$3,466
Insurance and other non-current liabilities	140,482	7,503
Total contingent consideration liabilities	$143,073	$10,969
The increase in contingent consideration liabilities from December 31, 2020 to December 31, 2021 was primarily due to the acquisition of Blattner. The majority of Quanta’s outstanding contingent consideration liabilities are subject to a maximum payment amount, which totaled $313.7 million as of December 31, 2021.
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
The following unaudited supplemental pro forma results of operations for Quanta, which incorporate the acquisitions completed in 2021, 2020 and 2019, have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following pro

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
forma financial information because of future events and transactions, as well as other factors (in thousands, except per share amounts).

	Year Ended December 31,
	2021	2020	2019
Revenues	$15,503,994	$14,082,275	$12,844,508
Gross profit	$2,511,503	$2,226,703	$1,761,317
Selling, general and administrative expenses	$(1,353,780)	$(1,208,909)	$(1,027,254)
Amortization of intangible assets	$(311,208)	$(404,014)	$(95,185)
Net income	$624,506	$421,105	$434,593
Net income attributable to common stock	$618,479	$414,742	$429,822

Earnings per share attributable to common stock:
Basic	$4.31	$2.85	$2.92
Diluted	$4.18	$2.77	$2.89
The pro forma combined results of operations were prepared by adjusting the historical results of Quanta to include the historical results of the acquisitions completed in 2021 as if they occurred January 1, 2020, the historical results of the acquisitions completed in 2020 as if they occurred January 1, 2019 and the historical results of the acquisitions completed in 2019 as if they occurred January 1, 2018. These pro forma combined historical results were adjusted for the following: a reduction of interest and other financing expenses as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest and other financing expenses as a result of the cash consideration paid; an increase in amortization expense due to the intangible assets recorded; elimination of inter-company sales; changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies; an increase in the number of outstanding shares of Quanta common stock; reclassifications to conform the acquired businesses’ presentation to Quanta’s accounting policies; and elimination of certain transaction costs incurred by one of the acquired businesses and directly related to the acquisition of the business by Quanta. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs incurred by Quanta or any cost savings or other synergies that resulted or may result from the acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.
Revenues of $499.6 million and a loss before income taxes of $71.6 million, which included $80.3 million of amortization expense and $41.5 million of acquisition-related costs, related to acquisitions completed in 2021 are included in Quanta’s consolidated results of operations for the year ended December 31, 2021. Revenues of $133.5 million and a loss before income taxes of $1.3 million, which included $17.5 million of acquisition-related costs and $6.4 million of amortization expense, related to acquisitions completed in 2020 are included in Quanta’s consolidated results of operations for the year ended December 31, 2020. Revenues of $223.3 million and income before income taxes of $7.5 million, which included $22.1 million of acquisition-related costs and $14.6 million of amortization expense, related to the acquisitions completed in 2019 are included in Quanta’s consolidated results of operations for the year ended December 31, 2019.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill
Goodwill, net of accumulated impairment losses, represents the excess of cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses and is stated at cost. Quanta has recorded goodwill in connection with certain of its historical acquisitions of businesses. Upon acquisition, these businesses were either combined into one of Quanta’s existing operating companies or managed on a stand-alone basis as an individual operating company.
As described in Note 5 above, beginning with the three months ended December 31, 2021, Quanta reports results under three reportable segments: (1) Electric Power Infrastructure Solutions, (2) Renewable Energy Infrastructure Solutions and (3) Underground Utility and Infrastructure Solutions. The Renewable Energy Infrastructure Solutions segment was added due to the acquisition of Blattner in the fourth quarter of 2021. In conjunction with this change, Quanta has reorganized its reporting of goodwill to align with the reportable segments. Goodwill was allocated to reporting units of operating companies based on estimated relative fair value of reporting units within each operating company. From time to time, the goodwill of a reporting unit may be reorganized into a different reportable segment if warranted due to fundamental changes in its predominant

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
business.
A summary of changes in Quanta’s goodwill by segment is as follows (in thousands):

	Electric Power Infrastructure Solutions Segment	Renewable Energy Infrastructure Solutions Segment	Underground Utility and Infrastructure Solutions Segment	Total
Balance at December 31, 2019:
Goodwill	$1,365,163	$—	$753,938	$2,119,101
Accumulated impairment	—	—	(96,426)	(96,426)
	1,365,163	—	657,512	2,022,675

Goodwill related to acquisitions completed in 2020	79,889	—	6,308	86,197
Purchase price allocation adjustments	1,730	—	19	1,749
Foreign currency translation adjustments	2,992	—	7,401	10,393

Balance at December 31, 2020:
Goodwill	1,449,774	—	768,868	2,218,642
Accumulated impairment	—	—	(97,628)	(97,628)
	1,449,774	—	671,240	2,121,014

Goodwill related to acquisitions completed in 2021	100,121	1,299,280	12,066	1,411,467
Operating company reorganizations	(161,912)	161,912	—	—
Purchase price allocation adjustments	(1,791)	—	—	(1,791)
Foreign currency translation adjustments	1,226	—	(3,030)	(1,804)

Balance at December 31, 2021:
Goodwill	1,387,418	1,461,192	777,136	3,625,746
Accumulated impairment	—	—	(96,860)	(96,860)
	$1,387,418	$1,461,192	$680,276	$3,528,886
As of December 31, 2021 and 2020, the inherent assumptions and estimates used in developing future cash flows include projected revenues and margins, weighted average costs of capital, and transaction multiples. As of December 31, 2019, the inherent assumptions and estimates used in developing future cash flows and market valuations include projected revenues and margins, weighted average cost of capital and market multiples. The following table presents the significant estimates used by management in determining the fair values of Quanta’s reporting units for which a quantitative assessment was performed at December 31, 2021, 2020 and 2019:

	2021	2020	2019
Years of cash flows before terminal value	5 years	5 years	5 years
Weighted average cost of capital	12.0%	12.5% to 13.5%	12.5%
Transaction multiple(s) applied to EBITDA	7.0	6.0 to 9.0	6
Guideline public company multiple(s) applied to EBITDA	N/A	N/A	6.5
Five-year revenue compounded annual growth rate(s)	9% to 26%	-8% to 26%	-9%
Weighting of three methods:
Discounted cash flows	100%	100%	70%
Market multiple	0%	0%	15%
Market capitalization	0%	0%	15%
Quanta determined the fair value of its reporting units as of December 31, 2021 and 2020 using only the income approach. Quanta determined that the use of market multiple valuations applied to 2020 and 2021 financial results would not yield valuations reflective of fair market value due to the continued uncertainties and challenges in the energy market and

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
overall economy caused by the COVID-19 pandemic. The range of compounded annual growth rates in 2021 and 2020 reflects Quanta’s expectation of a recovery over the five-year period used in the goodwill model.
In connection with the annual goodwill assessment performed during the fourth quarter of 2021, Quanta assessed qualitative factors to determine whether it was necessary to perform a quantitative fair value impairment analysis and identified certain reporting units for which a quantitative goodwill impairment assessment was deemed appropriate based on financial performance indicators. The subsequent quantitative analysis indicated that the fair value of each reporting unit was in excess of its carrying amount. Accordingly, Quanta did not record any impairment charges related to goodwill during the fourth quarter of 2021. In connection with the 2020 and 2019 annual goodwill assessments, Quanta assessed qualitative factors to determine whether it was necessary to perform a quantitative fair value impairment analysis and also identified certain reporting units for which quantitative goodwill impairment assessments were deemed appropriate based on financial performance indicators. The subsequent quantitative analyses indicated that the fair values of the reporting units were in excess of their carrying amounts. Accordingly, Quanta did not record any impairment charges related to goodwill during the fourth quarters of 2020 or 2019.
Although no goodwill impairment charges were recorded during the year ended December 31, 2021, the determination of a reporting unit’s fair value requires judgment and the use of significant estimates and assumptions. Quanta believes the estimates and assumptions used in its impairment assessments are reasonable and based on available market information obtained from relevant industry sources; however, variations in any of the assumptions could result in materially different calculations of fair value and impairment determinations. With respect to reporting units within Quanta’s Underground Utility and Infrastructure Solutions segment, the potential impact of uncertainties and challenges in the energy market and overall economy caused by the COVID-19 pandemic is unknown and depends on numerous factors, and therefore the negative impact on these reporting units could continue or increase in future periods. In particular, due to volatility in commodity prices and commodity production volumes over the past few years, the effect of which has been exacerbated by the COVID-19 pandemic, two Canadian pipeline-related businesses with aggregate goodwill and intangible asset balances totaling $76.7 million and $12.8 million as of December 31, 2021 have an increased risk of goodwill impairment in the near and medium term. Management considered the sensitivity of its fair value estimates to changes in certain valuation assumptions for these reporting units. After taking into account a 10% decrease in fair value, these reporting units would have fair values below their carrying amounts. Quanta will continue to monitor the impact of the goodwill associated with these reporting units, and should they suffer additional declines in actual or forecasted financial results, the risk of goodwill impairment would increase.
Other Intangible Assets
Quanta’s intangible assets include customer relationships; backlog; trade names; non-compete agreements; patented rights, developed technology, and process certifications; and curriculum, all of which are subject to amortization, as well as an engineering license, which is not subject to amortization.
As a result of the uncertainties and challenges in the energy market and overall economy caused by the COVID-19 pandemic, Quanta assessed certain potential negative impacts related to its intangible assets, particularly intangible assets associated with reporting units within the Underground Utility and Infrastructure Solutions segment. Quanta concluded that such impact is not likely to result in intangible asset impairments, and therefore no intangible asset impairments were recognized during the year ended December 31, 2021. However, the full potential impact of the uncertainties and challenges in the energy market and overall economy caused by the COVID-19 pandemic is unknown and depends on numerous factors, and therefore the negative impact on certain of Quanta’s reporting units and related intangible assets could increase in future periods. Quanta will continue to monitor the impact of these events and should any of the reporting units suffer additional declines in actual or forecasted financial results, the risk of intangible asset impairment would increase.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Quanta’s intangible assets and the remaining weighted average amortization periods related to its intangible assets subject to amortization were as follows (in thousands except for weighted average amortization periods, which are in years):

	As of December 31, 2021				As of December 31, 2020
	Remaining Weighted Average Amortization Period in Years	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Intangible Assets	Accumulated Amortization	Intangible Assets, Net
Customer relationships	6.4	$1,738,813	$(379,417)	$1,359,396	$616,875	$(277,647)	$339,228
Backlog	0.4	286,120	(192,140)	93,980	149,769	(145,476)	4,293
Trade names	14.5	357,103	(41,642)	315,461	101,533	(32,471)	69,062
Non-compete agreements	3.7	54,022	(41,409)	12,613	47,333	(36,973)	10,360
Patented rights, developed technology, and process certifications	3.0	31,520	(23,458)	8,062	22,486	(21,894)	592
Curriculum	6.4	13,100	(4,432)	8,668	12,233	(3,113)	9,120
Total intangible assets subject to amortization	7.4	2,480,678	(682,498)	1,798,180	950,229	(517,574)	432,655
Engineering license		3,000	—	3,000	3,000	—	3,000
Total intangible assets		$2,483,678	$(682,498)	$1,801,180	$953,229	$(517,574)	$435,655
Amortization expense for intangible assets was $165.4 million, $76.7 million and $62.1 million for the years ended December 31, 2021, 2020 and 2019.
The estimated future aggregate amortization expense of intangible assets subject to amortization as of December 31, 2021 is set forth below (in thousands):

Year Ending December 31:
2022	$347,276
2023	246,919
2024	233,073
2025	218,532
2026	211,648
Thereafter	540,732
Total	$1,798,180

8.    INVESTMENTS IN AFFILIATES AND OTHER ENTITIES:
As described in Note 2, in the normal course of business, Quanta enters into various types of investment arrangements, each having unique terms and conditions.
The carrying values for Quanta’s unconsolidated equity method investments were $101.2 million and $44.9 million at December 31, 2021 and 2020 and are included in “Other assets, net” in the accompanying consolidated balance sheets. As of December 31, 2021, Quanta had receivables of $49.0 million and payables of $56.3 million from its integral unconsolidated affiliates.
In October 2021, Quanta acquired a 44% interest in an entity that provides right-of-way solutions, including site preparation and clearing, materials delivery and installation and management of permitting requirements and traffic control for approximately $22.0 million, subject to certain adjustments. This investment is accounted for as an integral affiliate using the equity method of accounting.
Included within the equity method investments described above is the carrying value of Quanta’s 50% equity interest in LUMA Energy, LLC (LUMA), which was $30.6 million and $10.9 million at December 31, 2021 and 2020. During the year ended December 31, 2021, Quanta received $17.5 million of cash related to its share of earnings from LUMA. During the three months ended June 30, 2020, the LUMA joint venture was selected for a 15-year operation and maintenance agreement to operate, maintain and modernize the approximately 18,000-mile electric transmission and distribution system in Puerto Rico. In

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 2021, LUMA completed the steps necessary to transition operation and maintenance of the system from the owner to LUMA and entered into an interim services agreement. Once the owner emerges from its Title III debt restructuring process, the 15-year operation and maintenance period is scheduled to begin. During the interim services period, LUMA receives a fixed annual management fee, payable in monthly installments, and is reimbursed for costs and expenses. During the 15-year operation and maintenance period, LUMA will continue to be reimbursed for costs and expenses and receive a fixed annual management fee, but will also have the opportunity to receive additional annual performance-based incentive fees. LUMA has not assumed and will not assume ownership of the electric transmission and distribution system assets and is not responsible for operation of the power generation assets. Quanta’s ownership interest and participation in LUMA is accounted for as an equity method investment due to Quanta’s and its joint venture partner’s equal ownership of LUMA. LUMA is operationally integral to the operations of Quanta, and therefore Quanta’s share of LUMA’s net income or losses is reported within operating income in “Equity in earnings (losses) of integral unconsolidated affiliates.”
During the year ended December 31, 2020, Quanta recognized impairment losses of $8.7 million related to two non-integral equity method investments, which were primarily due to the decline in commodity prices and production volumes during 2020. These impairment losses are included in “Other income, net” in the accompanying consolidated statement of operations for the year ended December 31, 2020.
Quanta had a minority ownership interest in a limited partnership that was selected during 2014 to build, own and operate a new 500-kilometer electric transmission line and two 500 kV substations in Alberta, Canada and accounted for this interest as an equity-method investment. The limited partnership contracted with a Quanta subsidiary to perform the engineering, procurement and construction (EPC) services for the project, and the Quanta subsidiary recognized revenue and related cost of services as performance progressed on the project. However, due to Quanta’s ownership interest, a proportional amount of the EPC profit was deferred until the electric transmission line and related substations were constructed and ownership of the assets was deemed to be transferred to the third-party customer, which occurred in the three months ended March 31, 2019. The deferral of earnings and recognition of such earnings deferral were recorded as components of equity in earnings (losses) of non-integral unconsolidated affiliates, which is included in “Other income, net” in the accompanying consolidated statements of operations. During the three months ended March 31, 2019, deferred earnings of $60.3 million were recognized, the majority of which was attributable to profit earned and deferred in the years ended December 31, 2018 and 2017. During the three months ended December 31, 2019, Quanta sold its minority ownership interest in the limited partnership and recognized a gain of $13.0 million related to the sale. The gain was recorded in equity in earnings (losses) of unconsolidated affiliates, which is included in “Other income, net” in the accompanying consolidated statements of operations.
The carrying values for investments accounted for using the cost method of accounting were $130.2 million and $39.5 million at December 31, 2021 and 2020, and these amounts are included in “Other assets, net” in the accompanying consolidated balance sheets. During the three months ended March 31, 2021, Quanta acquired a minority interest in a broadband technology provider for $90.0 million. This investment includes preferential liquidation rights and is accounted for using the cost method of accounting. There have been no changes in the carrying value of the investment through December 31, 2021. However, in October 2021, the broadband technology provider entered into an agreement and plan of merger with a special purpose acquisition company. Pursuant to the terms of this transaction, which is expected to be consummated during the first half of 2022, the broadband technology provider will become a publicly traded company, and Quanta’s current preferred equity interest would become an approximate five percent common equity interest, without preferential liquidation rights, in the publicly traded company. Quanta would then begin to remeasure this investment at fair value, and the investment balance will be marked to the market price of its stock investment, with changes in value recorded within “Other income, net” on its consolidated statements of operations. Additionally, any shares of common equity held by Quanta in the publicly traded company are expected to be subject to a lock-up period that restricts the transfer of such shares for 180 days after closing of the transaction.
During the year ended December 31, 2021, Quanta also purchased, through its wholly-owned captive insurance company, certain real property, including associated buildings and facilities, that is being developed for its future corporate headquarters. A portion of this property is currently leased to third-party lessees and is expected to continue to be leased to third-party lessees in the future. As a result, an investment in real estate of $23.5 million was recognized at cost for the third-party leased portion of the property during the three months ended March 31, 2021, and the carrying amount of $23.3 million is included in “Other assets, net” in the accompanying consolidated balance sheet at December 31, 2021.
During the three months ended June 30, 2020, Quanta recognized a $9.3 million impairment to an investment in a water and gas infrastructure contractor in Australia, which also represents the cumulative amount of impairment on investments accounted for using the cost method of accounting. Quanta did not exercise its option to acquire the remaining interest in this business at an agreed price based on a multiple of the company’s earnings during a designated performance period. This impairment loss is included in “Other income, net” in the accompanying consolidated statement of operations for the year ended December 31, 2020.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As a result of the uncertainties and challenges in the energy market and overall economy caused by the COVID-19 pandemic, including the significant decline in commodity prices during 2020 and the continued volatility in commodity prices and production volumes, Quanta assessed the expected negative impacts related to certain of its investments, particularly investments dependent on the energy market. This assessment contributed in part to management’s decision to record the impairments related to certain non-integral equity method investments and the water and gas pipeline infrastructure contractor in Australia described above. Additionally, the potential impact of the uncertainties and challenges in the energy market and overall economy caused by the COVID-19 pandemic remains unknown and may change based on numerous factors, which could further negatively impact these and other of Quanta’s investments. Quanta will continue to monitor the potential impacts of these events, and should any investments suffer additional declines in actual or forecasted financial results, additional impairments may be required. See Notes 13 and 16 for additional information related to equity and cost method investments. See Note 15 for information related to Quanta’s investments associated with its deferred compensation plan.

9.    PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Amounts attributable to common stock:
Net income attributable to common stock	$485,956	$445,596	$402,044
Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	140,824	141,380	145,710
Effect of dilutive unvested non-participating stock-based awards	4,549	3,867	1,824
Weighted average shares outstanding for diluted earnings per share attributable to common stock	145,373	145,247	147,534
Basic and diluted earnings per share attributable to common stock are computed using the weighted average number of shares of common stock outstanding during the applicable period. Additionally, unvested stock-based awards that contain non-forfeitable rights to dividends or dividend equivalents (participating securities) have been included in the calculation of basic and diluted earnings per share attributable to common stock for the portion of the periods that the awards were outstanding. Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock included 0.6 million, 1.6 million and 2.8 million weighted average participating securities for the years ended December 31, 2021, 2020 and 2019.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
10.    DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	December 31,
	2021	2020
0.950% Senior Notes due October 2024	$500,000	$—
2.900% Senior Notes due October 2030	1,000,000	1,000,000
2.350% Senior Notes due January 2032	500,000	—
3.050% Senior Notes due October 2041	500,000	—
Borrowings under senior credit facility	1,199,841	148,508
Other long-term debt	64,800	46,981
Finance leases	2,546	2,228
Unamortized discount and debt issuance costs related to senior notes and term loan	(29,295)	(12,892)
Total long-term debt obligations	3,737,892	1,184,825
Less — Current maturities of long-term debt	13,418	10,531
Total long-term debt obligations, net of current maturities	$3,724,474	$1,174,294
Quanta’s current maturities of long-term debt and short-term debt consisted of the following (in thousands):

	December 31,
	2021	2020
Short-term debt	$15,748	$4,233
Current maturities of long-term debt	13,418	10,531
Current maturities of long-term debt and short-term debt	$29,166	$14,764
As of December 31, 2021, principal payments required to be made during the next five years are set forth in the table below. The payments required under finance leases are provided in Note 11.

2022	$12,267
2023	$30,489
2024	$528,235
2025	$45,178
2026	$1,130,559
Senior Notes
On September 23, 2021, Quanta issued $1.50 billion aggregate principal amount of senior notes consisting of: $500.0 million aggregate principal amount of 0.950% senior notes due October 2024 (the 2024 notes); $500.0 million aggregate principal amount of 2.350% senior notes due January 2032 (the 2032 notes); and $500.0 million aggregate principal amount of 3.050% senior notes due October 2041 (the 2041 notes). The cumulative proceeds received from the public offering of the 2024 notes, the 2032 notes and the 2041 notes were $1.48 billion, net of the original issue discount, underwriting discounts and deferred financing costs, which were used, along with drawings under Quanta’s senior credit facility, as amended, to acquire Blattner. Additionally, on September 22, 2020, Quanta issued $1.00 billion aggregate principal amount of 2.900% senior notes due October 2030 (the 2030 notes, and together with the 2024 notes, the 2032 notes and the 2041 notes, collectively, the Senior Notes) and received proceeds of $986.7 million from the offering, net of the original issue discount, underwriting discounts and deferred financing costs, and used such proceeds, together with cash on hand, to voluntarily prepay the $1.21 billion of term loans then-outstanding under Quanta’s credit agreement for its senior credit facility.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
In each case as further specified by the terms of the Senior Notes and the indenture and supplemental indentures governing the Senior Notes (collectively, the indenture), Quanta may redeem all or a portion of (i) the 2024 notes at any time prior to October 1, 2022 at a price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest, and at any time on or after October 1, 2022 at a price equal to 100% of the principal amount plus accrued and unpaid interest; (ii) the 2030 notes at any time prior to July 1, 2030 at a price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest, and at any time on or after July 1, 2030 at a price equal to 100% of the principal amount plus accrued and unpaid interest; (iii) the 2032 notes at any time prior to October 15, 2031 at a price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest, and at any time on or after October 15, 2031 at a price equal to 100% of the principal amount plus accrued and unpaid interest; and (iv) the 2041 notes at any time prior to April 1, 2041 at a price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest, and at any time on or after April 1, 2041 at a price equal to 100% of the principal amount plus accrued and unpaid interest.
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
Senior Credit Facility
The credit agreement for Quanta’s senior credit facility (the credit agreement) provides for a $750.0 million term loan facility, which was utilized for the purpose of financing Quanta’s acquisition of Blattner, and aggregate revolving commitments of $2.64 billion, with a maturity date of October 8, 2026. Subject to the conditions specified in the credit agreement, Quanta has the option to increase the capacity of the credit facility, in the form of an increase in the revolving commitments, term loans or a combination thereof, from time to time, upon receipt of additional commitments from new or existing lenders by up to an additional (i) $400.0 million plus (ii) additional amounts so long as the Incremental Leverage Ratio Requirement (as defined in the credit agreement) is satisfied at the time of such increase. The Incremental Leverage Ratio Requirement requires, among other things, after giving pro forma effect to such increase and the use of proceeds therefrom, compliance with the credit agreement’s financial covenants as of the most recent fiscal quarter end for which financial statements were required to be delivered.
The credit agreement contains certain covenants, including, as of the end of any fiscal quarter of Quanta, (i) a maximum Consolidated Leverage Ratio of 3.5 to 1.0 (except that in connection with certain permitted acquisitions in excess of $200.0 million, such ratio is 4.0 to 1.0 for the fiscal quarter in which the acquisition is completed and the four subsequent fiscal quarters) and (ii) a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0. As of December 31, 2021, Quanta was in compliance with all of the financial covenants under the credit agreement. The Consolidated Leverage Ratio is the ratio of Quanta’s total funded debt to Consolidated EBITDA (as defined in the credit agreement). For purposes of calculating the Consolidated Leverage Ratio, total funded debt is reduced by available cash and Cash Equivalents (as defined in the credit agreement) in excess of $25.0 million. Consolidated Interest Coverage Ratio is the ratio of (i) Consolidated EBIT (as defined in the credit agreement) for the four fiscal quarters most recently ended to (ii) Consolidated Interest Expense (as defined in the credit agreement) for such period (excluding all interest expense attributable to capitalized loan costs and the amount of fees paid in connection with the issuance of letters of credit on behalf of Quanta during such period).
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
The credit agreement provides for customary events of default and contains cross-default provisions with other debt instruments exceeding $300.0 million in borrowings or availability. If an Event of Default (as defined in the credit agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the credit agreement, the lenders may declare all amounts outstanding and accrued and unpaid interest immediately due and payable, require that Quanta provide cash collateral for all outstanding letter of credit obligations and terminate the commitments under the credit agreement.
In September 2020, pursuant to an amendment of the credit agreement, a pledge of capital stock of certain Quanta subsidiaries and liens on the collateral that secured the obligations under the credit agreement were released, and all of Quanta’s subsidiaries that were guarantors of the obligations under the credit agreement were released from their guarantees of such obligations. In addition, the amendment removed the collateral reinstatement provision that would have applied in the event Quanta’s corporate credit rating were to fall below an investment grade rating.
Borrowings under the senior credit facility and the applicable interest rates were as follows (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Maximum amount outstanding under the senior credit facility during the period	$1,463,667	$2,023,326	$2,051,714
Average daily amount outstanding under the senior credit facility	$591,114	$1,091,091	$1,553,499
Weighted-average interest rate of the senior credit facility	1.9%	2.1%	3.8%
Term Loans. On October 13, 2021, Quanta borrowed the full amount of the $750.0 million term loan facility and used such amount, together with the net proceeds from the September 2021 offering of the 2024 notes, the 2032 notes and the 2041 notes and approximately $50.9 million of revolving loans borrowed under the senior credit facility, to pay the cash consideration for the acquisition of Blattner, as further described in Note 4.
Quanta is required to make quarterly principal payments on the first business day of each January, April, July and October, beginning in January 2023, on outstanding borrowings under the term loan facility in an amount equal to $4.7 million per quarter in 2023 and 2024, $9.4 million per quarter in 2025 and $18.8 million per quarter in 2026. The aggregate remaining principal amount outstanding for the new term loan facility must be paid on the maturity date of the senior credit facility. Quanta may voluntarily prepay the term loan borrowings from time to time, in whole or in part, without premium or penalty. Amounts borrowed under the term loan facility bear interest, at Quanta’s option, at a rate equal to either (a) the LIBOR Rate (as defined in the credit agreement) plus 1.000% to 1.625%, or (b) the Base Rate (as defined below) plus 0.000% to 0.625%, each as determined based on either Quanta’s Consolidated Leverage Ratio (as described above) or Quanta’s Debt Rating (as defined in the credit agreement), whichever is more favorable to Quanta. The Base Rate equals the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%, (ii) Bank of America N.A.’s prime rate and (iii) the LIBOR Rate plus 1.00%.
Additionally, to address the transition in financial markets away from the London Interbank Offered Rate (LIBOR), the credit agreement includes customary LIBOR benchmark replacement provisions. The benchmark replacement for U.S. dollar-denominated loans may be a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York or an alternate benchmark, subject to the terms and conditions set forth in the credit agreement. In certain circumstances, loans in U.S. dollars would default to the Base Rate, which under such circumstances would equal the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% and (ii) the prime rate publicly announced by Bank of America, N.A.
Revolving Loans. As of December 31, 2021, Quanta had $449.8 million of outstanding revolving loans under the senior credit facility. Of the total outstanding borrowings, $102.4 million were denominated in U.S. dollars, $312.6 million were denominated in Canadian dollars and $34.8 million were denominated in Australian dollars. As of December 31, 2021, Quanta also had $318.2 million of letters of credit issued under the senior credit facility, of which $241.7 million were denominated in U.S. dollars and $76.5 million were denominated in currencies other than the U.S. dollar, primarily Canadian dollars. As of December 31, 2021, subject to the applicable sublimits and other terms and conditions, the remaining $1.87 billion of available commitments under the senior credit facility was available for loans or issuing new letters of credit in U.S. dollars and certain alternative currencies.
Beginning October 8, 2021, amounts borrowed in U.S. dollars under the revolving credit facility bear interest, at Quanta’s option, at a rate equal to either (a) the LIBOR Rate plus 1.125% to 1.750%, or (b) the Base Rate plus 0.125% to 0.750%, each as determined based on either Quanta’s Consolidated Leverage Ratio or its Debt Rating, whichever is more favorable to Quanta. Revolving loans borrowed in any currency other than U.S. dollars bear interest at a rate equal to the Alternative Currency Daily Rate or the Alternative Currency Term Rate (each as defined in the credit agreement), as applicable, plus 1.125% to 1.750%, as determined based on either Quanta’s Consolidated Leverage Ratio or Quanta’s Debt Rating, whichever is

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
more favorable to Quanta. Additionally, standby or commercial letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.125% to 1.750%; Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.675% to 1.125%; and Quanta is subject to a commitment fee of 0.100% to 0.275% on any unused availability under the revolving credit facility, in each case as determined based on either the Quanta’s Consolidated Leverage Ratio or its Debt Rating, whichever is more favorable to Quanta. Additionally, as described above, the credit agreement includes customary LIBOR benchmark replacement provisions.
Prior to October 8, 2021, revolving loans borrowed in U.S. dollars bore interest, at Quanta’s option, at a rate equal to either (i) the Eurocurrency Rate (as defined in the credit agreement) plus 1.125% to 2.000%, as determined based on Quanta’s Consolidated Leverage Ratio, or (ii) the prior base rate (as described below) plus 0.125% to 1.000%, as determined based on Quanta’s Consolidated Leverage Ratio. Revolving loans borrowed in any currency other than U.S. dollars bore interest at a rate equal to the Eurocurrency Rate plus 1.125% to 2.000%, as determined based on Quanta’s Consolidated Leverage Ratio. Additionally, standby or commercial letters of credit issued under the credit agreement were subject to a letter of credit fee of 1.125% to 2.000%, based on Quanta’s Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations were subject to a letter of credit fee of 0.675% to 1.150%, based on Quanta’s Consolidated Leverage Ratio. The prior calculation for base rate equaled the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%, (ii) the prime rate publicly announced by Bank of America, N.A. and (iii) the Eurocurrency Rate plus 1.00%. Quanta was also subject to a commitment fee of 0.275% to 0.425% from September 22, 2020 through October 7, 2021, based on its Consolidated Leverage Ratio, on any unused availability under the senior credit facility. Prior to the amendment on September 22, 2020, Quanta was subject to a commitment fee of 0.200% to 0.400%.
Deferred Financing Costs. Capitalized deferred financing costs related to Quanta’s senior credit facility (other than deferred financing costs related to the term loan, which are recorded along with deferred financing costs related to the Senior Notes in a contra account to long-term debt) are included in “Other assets, net” in the accompanying consolidated balance sheets and are amortized to “Interest and other financing expenses” on a straight-line basis over the terms of the respective agreements giving rise to the costs, which Quanta believes approximates the effective interest rate method. As of December 31, 2021 and 2020, capitalized deferred financing costs, net of accumulated amortization, related to Quanta’s revolving loans under its senior credit facility were $10.1 million and $9.7 million.
Bridge Facility Commitment
On September 1, 2021, in connection with the signing of the merger agreement for the acquisition of Blattner, Quanta entered into a commitment letter, pursuant to which certain lenders committed to provide a 364-day senior unsecured bridge facility in an aggregate principal amount of up to $2.18 billion to finance the cash consideration estimated to be due at closing of the acquisition of Blattner and to pay fees and expenses incurred in connection therewith. On September 23, 2021, in accordance with the terms of the commitment letter, the aggregate commitments under the commitment letter were reduced to $696.1 million concurrently with Quanta’s issuance of the 2024 notes, the 2032 notes and the 2041 notes. Additionally, concurrent with the amendment to Quanta’s senior credit facility in October 2021, the remaining aggregate commitments under the commitment letter were reduced to zero and the commitment was terminated.
During the three months ended September 30, 2021, Quanta paid $4.4 million of fees to the lenders related to the bridge facility commitment, all of which was amortized to “Interest and other financing expenses” during the year ended December 31, 2021.

11.    LEASES:
Quanta primarily leases land, buildings, vehicles, construction equipment and office equipment. As of December 31, 2021, the majority of Quanta’s leases had remaining lease terms less than 9.5 years. Certain leases include options to extend

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
their terms in increments of up to five years and/or options to terminate. The components of lease costs in the accompanying consolidated statements of operations are as follows (in thousands):

		Year Ended December 31,
Lease cost	Classification	2021	2020	2019
Finance lease cost:
Amortization of lease assets	Depreciation (1)	$1,097	$1,234	$1,393
Interest on lease liabilities	Interest and other financing expenses	90	107	64
Operating lease cost	Cost of services and Selling, general and administrative expenses	104,668	116,672	121,767
Short-term and variable lease cost (2)	Cost of services and Selling, general and administrative expenses	716,722	656,649	837,244
Total lease cost		$822,577	$774,662	$960,468
(1)     Depreciation is included within “Cost of services” and “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.
(2) Short-term lease cost includes both leases and rentals with initial terms of one year or less. Variable lease cost is insignificant.
Quanta has entered into arrangements with certain related parties to lease certain real property and facilities. Typically, the parties are employees of Quanta who are also the former owners of businesses acquired by Quanta, and the real properties and facilities continue to be utilized by Quanta subsequent to the acquisitions. Quanta utilizes third party market valuations to evaluate rental rates for these properties and facilities, and the lease agreements generally have remaining lease terms of up to ten years, subject to renewal options. Related party lease expense was $13.9 million, $14.3 million and $16.7 million for the years ended December 31, 2021, 2020 and 2019.
The components of leases in the accompanying consolidated balance sheets were as follows (in thousands):

		December 31,
Lease type	Classification	2021	2020
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$240,605	$256,845
Finance lease assets	Property and equipment, net of accumulated depreciation	2,415	2,370
Total lease assets		$243,020	$259,215
Liabilities:
Current:
Operating	Current portion of operating lease liabilities	$78,251	$85,134
Finance	Current maturities of long-term debt and short-term debt	1,156	846

Non-current:
Operating	Operating lease liabilities, net of current portion	170,427	178,822
Finance	Long-term debt, net of current maturities	1,390	1,382
Total lease liabilities		$251,224	$266,184
Certain of Quanta’s equipment rental agreements contain purchase options pursuant to which the purchase price is offset by a portion of the rental payments. When rental purchase options are exercised and a substantive benefit is deemed to be transferred to a third-party lessor, the transaction is deemed to be a financing transaction for accounting purposes. This results in the recognition of an asset equal to the purchase price being recorded in “Property, plant and equipment, net of accumulated depreciation,” and the recognition of a corresponding liability in “Current maturities of long-term debt and short-term debt” and “Long-term debt, net of current maturities.” As of December 31, 2021 and 2020, the assets recorded, net of accumulated depreciation, totaled $53.9 million and $45.7 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Future minimum lease payments for operating and finance leases were as follows (in thousands):

	As of December 31, 2021
	Operating Leases	Finance Leases	Total
2022	$85,427	$1,185	$86,612
2023	63,890	907	64,797
2024	44,113	423	44,536
2025	30,638	137	30,775
2026	20,602	—	20,602
Thereafter	23,866	—	23,866
Total future minimum operating and finance lease payments	268,536	2,652	271,188
Less imputed interest	(19,858)	(106)	(19,964)
Total lease liabilities	$248,678	$2,546	$251,224
Future minimum lease payments for short-term leases, which are not recorded in the consolidated balance sheets due to Quanta’s accounting policy election, were $14.0 million as of December 31, 2021. Month-to-month rental expense associated primarily with certain equipment rentals is excluded from these amounts because Quanta is unable to accurately predict future rental amounts.
The weighted average remaining lease terms and discount rates were as follows:

	As of December 31,
	2021	2020
Weighted average remaining lease term (in years):
Operating leases	4.25	4.28
Finance leases	2.57	3.06
Weighted average discount rate:
Operating leases	3.7%	4.2%
Finance leases	3.3%	4.1%
Quanta has also guaranteed the residual value under certain of its equipment operating leases, agreeing to pay any difference between this residual value and the fair market value of the underlying asset at the date of lease termination. As of December 31, 2021, the maximum guaranteed residual value of this equipment was $891.8 million. While Quanta believes that no significant payments will be made as a result of these residual value guarantees, there can be no assurance that significant payments will not be required in the future.

12.    INCOME TAXES:
U.S. federal and state and foreign income tax laws and regulations are voluminous and often ambiguous. As such, Quanta is required to make many subjective assumptions and judgments regarding its tax positions that could materially affect amounts recognized in its future consolidated balance sheets, statements of operations and statements of comprehensive income.
The components of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income before income taxes:
Domestic	$534,302	$632,791	$550,676
Foreign	88,599	(61,445)	21,611
Total	$622,901	$571,346	$572,287

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The components of the provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$65,273	$134,538	$121,214
State	32,930	45,610	35,329
Foreign	6,644	(745)	16,848
Total current tax provision	104,847	179,403	173,391

Deferred:
Federal	27,762	(46,251)	7,379
State	(2,418)	(3,850)	(1,776)
Foreign	727	(9,915)	(13,522)
Total deferred tax provision (benefit)	26,071	(60,016)	(7,919)
Total provision for income taxes	$130,918	$119,387	$165,472
The actual income tax provision differed from the income tax provision computed by applying the U.S. federal statutory corporate rate to income before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Provision at the statutory rate	$130,809	$119,983	$120,180
Increases (decreases) resulting from —
State taxes	27,204	31,791	23,399
Valuation allowance on deferred tax assets	6,107	(31,138)	35,761
Employee per diems, meals and entertainment	3,569	10,680	13,817
Contingency reserves, net	844	(2,125)	(3,173)
Company-owned life insurance	(6,969)	—	—
Taxes on joint ventures	(8,825)	(3,466)	(930)
Foreign taxes	(9,359)	(7,268)	(21,565)
Stock-based compensation	(21,271)	(3,109)	(1,863)
Other	8,809	4,039	(154)
Total provision for income taxes	$130,918	$119,387	$165,472

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

	December 31,
	2021	2020
Deferred income tax liabilities:
Property and equipment	$(278,303)	$(236,256)
Goodwill	(93,632)	(85,467)
Leased assets	(76,728)	(77,344)
Customer holdbacks	(32,661)	(30,457)
Other intangible assets	—	(4,438)
Total deferred income tax liabilities	(481,324)	(433,962)

Deferred income tax assets:
Net operating loss carryforwards	78,947	82,817
Lease liabilities	76,608	76,826
Accruals and reserves	65,852	70,335
Stock and incentive compensation	50,772	36,590
Tax credits	39,826	42,202
Other intangible assets	19,110	—
Deferred tax benefits on unrecognized tax positions	10,090	10,108
Other	7,535	9,617
Subtotal	348,740	328,495
Valuation allowance	(41,308)	(43,255)
Total deferred income tax assets	307,432	285,240
Total net deferred income tax liabilities	$(173,892)	$(148,722)
The net deferred income tax assets and liabilities comprised the following in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2021	2020
Deferred income taxes:
Assets	$17,206	$17,685
Liabilities	(191,098)	(166,407)
Total net deferred income tax liabilities	$(173,892)	$(148,722)
The valuation allowances for deferred income tax assets at December 31, 2021, 2020 and 2019 were $41.3 million, $43.3 million and $104.2 million. These valuation allowances relate to state and foreign net operating loss carryforwards and foreign tax credits. The net changes in the total valuation allowance for each of the years ended December 31, 2021, 2020 and 2019 were a decrease of $1.9 million, a decrease of $60.9 million and an increase of $36.6 million. The change in valuation allowance during the year ended December 31, 2021 resulted in a $6.1 million increase in tax expense due to approximately $8.5 million of new valuation allowances primarily recorded on foreign net operating losses, which was partially offset by a $2.4 million valuation allowance release recorded due to the completion of certain internal restructuring efforts that increased management’s visibility into future utilization of certain state net operation losses. The total valuation allowance was reduced by $1.9 million from December 31, 2020 to December 31, 2021 as a result of a reduction of $8.0 million due to the expiration of certain net operating losses, for which a valuation allowance had previously been recorded, as well as currency translation adjustments on previously recorded valuation allowances, offset by an increase to the valuation allowance as a result of the $6.1 million of new valuation allowances as noted above. The change in valuation allowance during the year ended December 31, 2020 resulted in a $31.1 million reduction in tax expense, primarily due to a release of $45.1 million of valuation allowance on foreign tax credits due to the completion of an internal financial reorganization, which was partially offset by the establishment of $14.0 million of new valuation allowances on deferred tax assets generated during the year ended December 31, 2020. The

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
total change in valuation allowance for the year ended December 31, 2020 was a $60.9 million reduction, primarily due to the removal of approximately $29.4 million of foreign net operating losses that were no longer eligible to be carried forward as well as the $31.1 million reduction noted above. The valuation allowances were established primarily as a result of uncertainty in Quanta’s outlook as to the amount and character of future taxable income in particular tax jurisdictions. Quanta believes it is more likely than not that it will realize the benefit of its deferred tax assets net of existing valuation allowances.
At December 31, 2021, Quanta had state and foreign net operating loss carryforwards, the tax effect of which was $80.0 million. These carryforwards will expire as follows: 2022, $0.2 million; 2023, $0.7 million; 2024, $0.1 million; 2025, $6.2 million; 2026, $0.4 million; and $72.4 million thereafter. A valuation allowance of $40.0 million has been recorded against certain foreign and state net operating loss carryforwards.
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
A reconciliation of unrecognized tax benefit balances is as follows (in thousands):

	December 31,
	2021	2020	2019
Balance at beginning of year	$33,219	$40,878	$41,110
Additions based on tax positions related to the current year	6,881	4,398	7,708
Additions for tax positions of prior years	2,339	—	1,200
Reductions for tax positions of prior years	—	(2,410)	—
Reductions for audit settlements	—	(930)	(3,205)
Reductions resulting from a lapse of the applicable statute of limitations periods	(4,702)	(8,717)	(5,935)
Balance at end of year	$37,737	$33,219	$40,878
As of December 31, 2021, the total amount of unrecognized tax benefits relating to uncertain tax positions was $37.7 million, an increase of $4.5 million from December 31, 2020. This aggregate increase resulted primarily from reserves for uncertain tax positions taken in 2021. For the year ended December 31, 2020, the $12.1 million of aggregate reductions were primarily due to the favorable settlement of U.S. and Canadian tax audits and the expiration of U.S. federal and state statutes of limitations. For the year ended December 31, 2019, the $9.1 million of aggregate reductions were primarily due to the favorable settlement of certain non-U.S. income tax obligations of an acquired business and the expiration of U.S. state income tax statutes of limitations.
The balances of unrecognized tax benefits, the amount of related interest and penalties and what Quanta believes to be the range of reasonably possible changes in the next 12 months are as follows (in thousands):

	December 31,
	2021	2020	2019
Unrecognized tax benefits	$37,737	$33,219	$40,878
Portion that, if recognized, would reduce tax expense and effective tax rate	34,967	30,868	40,695
Accrued interest on unrecognized tax benefits	4,369	5,204	6,240
Accrued penalties on unrecognized tax benefits	1,587	14	14
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	$0 to $8,098	$0 to $11,859	$0 to $6,268
Portion that, if recognized, would reduce tax expense and effective tax rate	$0 to $7,277	$0 to $10,217	$0 to $5,693
Quanta classifies interest and penalties within the provision for income taxes. Quanta recognized interest income of $0.8 million, interest income of $0.7 million and interest expense of $0.8 million in the provision for income taxes for the years ended December 31, 2021, 2020 and 2019.
Quanta’s consolidated federal income tax return for tax year 2019 is currently under examination by the Internal Revenue Service (IRS), and Quanta’s consolidated federal income tax returns for tax years 2017, 2018, and 2020 remain open to

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
examination by the IRS, as these statute of limitations periods have not yet expired. Additionally, various state and foreign tax returns filed by Quanta and certain subsidiaries for multiple periods remain under examination by various U.S. state and foreign tax authorities. Quanta does not consider any state in which it does business to be a major tax jurisdiction.

13.    EQUITY:
Treasury Stock
General
Treasury stock is recorded at cost. Under Delaware law, treasury stock is not counted for quorum purposes or entitled to vote.
Shares withheld for tax withholding obligations
The tax withholding obligations of employees with respect to RSUs and PSUs that are settled in common stock are typically satisfied by Quanta making tax payments and withholding the number of common shares having a value equal to the tax withholding obligation that is due on the date of vesting or settlement (as applicable). With respect to these liabilities, Quanta withheld 0.8 million shares of Quanta common stock during the year ended December 31, 2021, which had a market value of $65.3 million, 0.6 million shares of Quanta common stock during the year ended December 31, 2020, which had a market value of $25.5 million, and 0.5 million shares of Quanta common stock during the year ended December 31, 2019, which had a market value of $17.4 million. These shares and the related costs to acquire them were accounted for as adjustments to the balance of treasury stock.
Notional amounts recorded related to deferred compensation plans
For RSUs and PSUs that vest but the settlement of which is deferred under a deferred compensation plan, Quanta records a notional amount to “Treasury stock” and an offsetting amount to “Additional paid-in capital.” At vesting, only shares withheld for tax liabilities other than income taxes are added to outstanding treasury shares, as the shares of Quanta common stock associated with deferred stock-based awards are not issued until settlement of the award. Upon settlement of the deferred stock-based awards and issuance of the associated Quanta common stock, the original accounting entry is reversed. The net amounts recorded to treasury stock related to the deferred compensation plans were a reduction to treasury stock of $6.8 million, a reduction to treasury stock of $4.4 million and an increase to treasury stock of $3.0 million during the years ended December 31, 2021, 2020 and 2019.
Stock repurchases
During the third quarter of 2018, Quanta’s Board of Directors approved a stock repurchase program that authorized Quanta to purchase up to $500.0 million of its outstanding common stock, which was completed in 2021. In August 2020, Quanta’s Board of Directors approved a stock repurchase program that authorized Quanta to repurchase, from time to time through June 30, 2023, up to an additional $500.0 million in shares of its outstanding common stock, and as of December 31, 2021, $472.8 million remained available under this repurchase program. Quanta repurchased the following shares of common stock in the open market under the stock repurchase programs based on the trade date (in thousands):

Year ended:	Shares	Amount
December 31, 2021	721	$63,988
December 31, 2020	6,680	$249,949
December 31, 2019	376	$11,954
Repurchases may be implemented through open market repurchases or privately negotiated transactions, at management’s discretion, based on market and business conditions, applicable contractual and legal requirements, including restrictions under Quanta’s senior credit facility, and other factors. Quanta is not obligated to acquire any specific amount of common stock, and the repurchase program may be modified or terminated by Quanta’s Board of Directors at any time at its sole discretion and without notice.
Quanta’s policy is to record a stock repurchase as of the trade date; however, the payment of cash related to the repurchase is made on the settlement date of the trade. During the years ended December 31, 2021, 2020 and 2019, cash payments related to stock repurchases were $66.7 million, $247.2 million and $20.1 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Non-controlling Interests
Quanta holds interests in various entities through both joint venture entities that provide infrastructure-related services under specific customer contracts, either directly or through subcontracting relationships, and other equity investments in partially owned entities that own and operate certain infrastructure assets, including investments entered into through the partnership structure Quanta formed with certain infrastructure investors. Quanta has determined that certain of these joint ventures where Quanta provides the majority of the infrastructure services, which management believes most significantly influences the economic performance of such joint ventures, are VIEs. Management has concluded that Quanta is the primary beneficiary of these joint ventures and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as “Non-controlling interests” in Quanta’s consolidated balance sheets. Net income attributable to the other participants in the amounts of $6.0 million, $6.4 million and $4.8 million for the years ended December 31, 2021, 2020 and 2019 have been accounted for as a reduction of net income in deriving “Net income attributable to common stock” in Quanta’s consolidated statements of operations.
The carrying amount of the investments in VIEs held by Quanta was $12.9 million and $13.2 million at December 31, 2021 and 2020. The carrying amounts of investments held by the non-controlling interests in these VIEs were $4.6 million and $4.8 million at December 31, 2021 and 2020 and are included in “Non-controlling interests” in the consolidated balance sheets. During the years ended December 31, 2021, 2020 and 2019, net distributions to non-controlling interests were $6.4 million, $5.4 million and $2.5 million. There were no other material changes in equity as a result of transfers to/from the non-controlling interests during the years ended December 31, 2021, 2020 or 2019. See Note 16 for further disclosures related to Quanta’s joint venture arrangements.
Dividends
Quanta declared and paid the following cash dividends and cash dividend equivalents during 2021, 2020 and 2019 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
December 1, 2021	January 4, 2022	January 14, 2022	$0.07	$10,363
August 27, 2021	October 1, 2021	October 15, 2021	$0.06	$8,638
May 27, 2021	July 1, 2021	July 15, 2021	$0.06	$8,650
March 25, 2021	April 6, 2021	April 15, 2021	$0.06	$8,429
December 11, 2020	January 4, 2021	January 15, 2021	$0.06	$8,933
August 26, 2020	October 1, 2020	October 15, 2020	$0.05	$7,244
May 28, 2020	July 1, 2020	July 15, 2020	$0.05	$7,182
March 26, 2020	April 6, 2020	April 15, 2020	$0.05	$7,184
December 11, 2019	January 2, 2020	January 16, 2020	$0.05	$7,371
August 28, 2019	October 1, 2019	October 15, 2019	$0.04	$5,564
May 24, 2019	July 1, 2019	July 15, 2019	$0.04	$6,233
March 21, 2019	April 5, 2019	April 19, 2019	$0.04	$5,896
December 6, 2018	January 2, 2019	January 16, 2019	$0.04	$5,838
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
The declaration, payment and amount of future cash dividends will be at the discretion of Quanta’s Board of Directors after taking into account various factors, including Quanta’s financial condition, results of operations and cash flows from operations; current and anticipated capital requirements and expansion plans; the current and potential impact of market, industry, economic and political conditions; income tax laws then in effect; and the requirements of Delaware law. In addition, as discussed in Note 10, Quanta’s credit agreement restricts the payment of cash dividends unless certain conditions are met.

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
RSUs to be Settled in Common Stock
A summary of the activity for RSUs to be settled in common stock for the years ended December 31, 2021, 2020 and 2019 is as follows (shares in thousands):

	2021		2020		2019
	Shares	Weighted Average Grant Date Fair Value (Per share)	Shares	Weighted Average Grant Date Fair Value (Per share)	Shares	Weighted Average Grant Date Fair Value (Per share)
Unvested at January 1	3,869	$37.57	3,265	$35.34	2,634	$33.50
Granted	1,642	$94.83	2,029	$39.91	2,142	$35.62
Vested	(1,476)	$37.03	(1,269)	$35.69	(1,349)	$32.22
Forfeited	(155)	$48.52	(156)	$36.67	(162)	$35.20
Unvested at December 31	3,880	$61.64	3,869	$37.57	3,265	$35.34
The grant date fair value for RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. RSU awards to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs in three equal annual installments following the date of grant or over a period of five to ten years following the date of grant. Holders of RSUs to be settled in common stock awarded under the 2011 Plan generally are entitled to receive a cash dividend equivalent payment equal to any cash dividend payable on account of the underlying Quanta common stock on the payment date of any such dividend. Holders of RSUs to be settled in common stock awarded under the 2019 Plan are entitled to cash dividend equivalent payments in an amount equal to any cash dividend payable on account of the underlying Quanta common stock; however, payment of such amounts is not made until the RSUs vest, such that the dividend equivalent payments are subject to forfeiture. The approximate fair values of RSUs settled in common stock during the years ended December 31, 2021, 2020 and 2019 were $125.7 million, $51.6 million and $48.7 million, respectively.
During the years ended December 31, 2021, 2020 and 2019, Quanta recognized $67.3 million, $55.7 million and $45.5 million of non-cash stock compensation expense related to RSUs to be settled in common stock. Such expense is recorded in “Selling, general and administrative expenses.” As of December 31, 2021, there was $139.5 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 4.54 years.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
PSUs to be Settled in Common Stock
A summary of the activity for PSUs to be settled in common stock for the years ended December 31, 2021, 2020 and 2019 is as follows (shares in thousands):

	2021		2020		2019
	Shares	Weighted Average Grant Date Fair Value (Per share)	Shares	Weighted Average Grant Date Fair Value (Per share) (1)	Shares	Weighted Average Grant Date Fair Value (Per share)
Unvested at January 1	1,047	$37.65	848	$40.04	775	$34.72
Granted	174	$90.44	437	$34.60	358	$40.15
Vested	(268)	$38.28	(238)	$41.87	(236)	$22.73
Forfeited	(22)	$41.86	—	N/A	(49)	$40.07
Unvested at December 31	931	$47.27	1,047	$37.65	848	$40.04
(1) Certain weighted average grant date fair value per share amounts related to the year ended December 31, 2020 have been recast to conform to the correction of the valuation of PSUs described below.
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

	2021	2020	2019
Valuation date price based on March 25, 2021, March 26, 2020 and March 8, 2019 closing stock prices of Quanta common stock	$83.48	$31.49	$35.19
Expected volatility	36%	34%	25%
Risk-free interest rate	0.26%	0.35%	2.43%
Term in years	2.77	2.76	2.81
Quanta recognizes expense, net of estimated forfeitures, for PSUs based on the forecasted achievement of the company financial and operational performance metrics and forecasted performance with respect to relative total shareholder return, multiplied by the completed portion of the three-year period and the fair value of the total number of shares of common stock that Quanta anticipates will be issued based on such achievement. During the years ended December 31, 2021, 2020 and 2019, Quanta recognized $21.0 million, $35.9 million and $6.5 million in compensation expense associated with PSUs. Such expense is recorded in “Selling, general and administrative expenses.” Included in compensation expense associated with PSUs during the year ended December 31, 2020 was a charge of $14.0 million to correct the valuation of certain PSUs during the years 2017 to 2019, $7.2 million of which related to 2019. Quanta assessed the materiality of the prior period error and determined that the error was immaterial to both the current and prior period financial statements. As of December 31, 2021, there was $17.5 million of total unrecognized compensation expense related to unvested PSUs to be settled in common stock granted to both employees and non-employees based on currently estimated levels of attainment of established performance goals. The compensation expense related to outstanding PSUs can vary from period to period based on changes in forecasted achievement of established performance goals and the total number of shares of common stock that Quanta anticipates will be issued upon vesting of such PSUs. Compensation cost related to PSUs outstanding at December 31, 2021 is expected to be recognized over a weighted average period of 1.66 years.
During the year ended December 31, 2021, 2020 and 2019, 0.5 million, 0.5 million and 0.4 million shares of common stock were earned and either issued or deferred for future issuance in connection with PSUs. The approximate fair values of

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
PSUs settled in common stock during the years ended December 31, 2021, 2020 and 2019 were $45.2 million, $18.3 million and $13.1 million, respectively.
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
Compensation expense related to RSUs to be settled in cash was $17.4 million, $9.4 million and $5.9 million for the years ended December 31, 2021, 2020 and 2019. Such expense is recorded in “Selling, general and administrative expenses.” RSUs that are anticipated to be settled in cash are not included in the calculation of weighted average shares outstanding for earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $13.2 million, $4.3 million and $5.4 million to settle liabilities related to cash-settled RSUs in the years ended December 31, 2021, 2020 and 2019. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $11.1 million and $8.7 million at December 31, 2021 and 2020.

15.    EMPLOYEE BENEFIT PLANS:
Unions’ Multiemployer Pension Plans
Quanta contributes to a number of multiemployer defined benefit pension plans under the terms of collective bargaining agreements with various unions that represent certain of Quanta’s employees. Approximately 35% of Quanta’s employees at December 31, 2021 were covered by collective bargaining agreements. Quanta’s multiemployer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on a monthly or annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on its union employee payrolls. Quanta may also have additional liabilities imposed by law as a result of its participation in multiemployer defined benefit pension plans. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, imposes certain liabilities upon an employer who is a contributor to a multiemployer pension plan if the employer withdraws or is deemed to have withdrawn from the plan or the plan is terminated or experiences a mass withdrawal.
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
The following table summarizes plan information relating to Quanta’s participation in multiemployer defined benefit pension plans, including company contributions for the last three years, the status of the plans under the PPA and whether the plans are subject to a funding improvement or rehabilitation plan or contribution surcharges. The most recent PPA zone status available in 2021 and 2020 relates to the plans’ fiscal year-ends in 2020 and 2019. Forms 5500 were not yet available for the plan years ending in 2021. The PPA zone status is based on information that Quanta received from the respective plans, as well as publicly available information on the U.S. Department of Labor website, and is certified by the plan’s actuary. Although multiple factors or tests may result in red zone or yellow zone status, plans in the red zone generally are less than 65 percent funded, plans in the yellow zone generally are less than 80 percent funded, and plans in the green zone generally are at least 80 percent funded. Under the PPA, red zone plans are classified as “critical” status, yellow zone plans are classified as “endangered” status and green zone plans are classified as neither “endangered” nor “critical” status. The “Subject to Financial Improvement/ Rehabilitation Plan” column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented. The last column lists the expiration dates of Quanta’s collective-bargaining agreements to which the plans are subject. Total contributions to these plans correspond to the number of union employees employed at any given time and the plans in which they participate and vary depending upon the location and number of

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
ongoing projects at a given time and the need for union resources in connection with such projects. Information has been presented separately for individually significant plans, based on PPA funding status classification, and in the aggregate for all other plans.

	Employee Identification Number/ Pension Plan Number	PPA Zone Status		Subject to Financial Improve- ment/ Reha- bilitation Plan	Contributions (in thousands)			Sur-charge Imposed	Expiration Date of Collective Bargaining Agreement
Fund		2021	2020		2021	2020	2019
National Electrical Benefit Fund	53-0181657	Green	Green	No	$38,195	$40,902	$44,414	No	Varies through May 2026
Excavators Union Local 731 Pension Fund	13-1809825	Green	Green	No	16,202	14,310	6,697	No	April 2022
Central Pension Fund of the IUOE & Participating Employers	36-6052390	Green	Green	No	11,237	8,467	11,638	No	Varies through May 2024
Pipeline Industry Pension Fund	73-6146433	Green	Green	No	5,081	3,654	9,376	No	Varies through June 2023
Laborers Pension Trust Fund for Northern California	94-6277608	Green	Green	No	4,479	2,328	2,823	No	Varies through May 2024
Operating Engineers’ Local 324 Pension Fund	38-1900637	Red	Red	Yes	2,789	2,629	4,315	No	Varies through June 2023
IBEW Local 1249 Pension Plan	15-6035161	Green	Green	No	2,667	530	771	No	Varies through May 2025
Local 697 IBEW and Electrical Industry Pension Fund	51-6133048	Green	Green	No	2,229	1,840	3,717	No	May 2025
Pension Trust Fund for Operating Engineers	94-6090764	Yellow	Yellow	Yes	1,755	1,177	956	No	June 2023
Eighth District Electrical Pension Fund	84-6100393	Green	Green	No	1,599	4,272	5,939	No	Varies through August 2024
Laborers District Council of W PA Pension Fund	25-6135576	Yellow	Yellow	Yes	1,375	77	1,194	No	Varies through May 2024
Teamsters National Pipe Line Pension Plan	46-1102851	Green	Green	No	1,276	1,380	3,039	No	Varies through June 2023
Operating Engineers Pension Trust	95-6032478	Yellow	Yellow	Yes	1,143	172	119	No	Varies through June 2023
Laborers National Pension Fund	75-1280827	Red	Red	Yes	1,049	638	1,910	No	Varies through May 2024
Plumbers and Pipefitters National Pension Fund	52-6152779	Yellow	Yellow	Yes	932	1,453	1,162	No	Varies through March 2023
Michigan Laborers’ Pension Plan	38-6233976	Yellow	Yellow	Yes	737	512	1,491	No	Varies through May 2024
Employer-Teamsters Local Nos 175 & 505 Pension Trust Fund	55-6021850	Red	Red	Yes	151	48	530	No	June 2023
All other plans - U.S.					37,306	30,829	27,655
All other plans - Canada (1)					2,794	6,760	6,451
Total contributions					$132,996	$121,978	$134,197
(1)    Multiemployer defined benefit pension plans in Canada are not subject to the reporting requirements under the PPA. Accordingly, certain information was not publicly available.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Quanta’s contributions to the following individually significant plans were five percent or more of the total contributions to these plans for the periods indicated based on the Forms 5500 for these plans for the years ended December 31, 2020 and 2019. Forms 5500 were not yet available for these plans for the year ended December 31, 2021.

Pension Fund	Plan Years in which Quanta Contributions Were Five Percent or More of Total Plan Contributions
Excavators Union Local 731 Pension Fund	2020
National Electrical Benefit Fund	2020 and 2019
Pipeline Industry Pension Fund	2020 and 2019
Local 697 IBEW and Electrical Industry Pension Fund	2020 and 2019
Eighth District Electrical Pension Fund	2020 and 2019
Teamsters National Pipe Line Pension Plan	2020 and 2019
IBEW Local 456 Pension Plan (1)	2020 and 2019
Local Union No. 9 IBEW and Outside Contractors Pension Fund (1)	2020 and 2019
West Virginia Laborers Pension Trust Fund (1)	2019
(1) This plan is included in the “All other plans - U.S.” category in the prior table.
In addition to the contributions made to multiemployer defined benefit pension plans noted above, Quanta also contributed to multiemployer defined contribution or other benefit plans on behalf of certain union employees. Contributions to union multiemployer defined contribution or other benefit plans by Quanta were $213.4 million, $188.6 million and $201.3 million for the years ended December 31, 2021, 2020 and 2019. Total contributions made to all of these multiemployer plans correspond to the number of union employees employed at any given time and the plans in which they participate and vary depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with such projects.
Quanta 401(k) Plan
Quanta maintains a 401(k) plan pursuant to which employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. Quanta makes matching cash contributions of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law. Contributions to the 401(k) plan by Quanta were $50.7 million, $45.9 million and $41.4 million for the years ended December 31, 2021, 2020 and 2019.
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
Quanta made matching contributions to the eligible participants’ accounts under the deferred compensation plans of $1.4 million, $1.3 million and $1.1 million during the years ended December 31, 2021, 2020 and 2019 and did not make discretionary contributions during those years. At December 31, 2021 and 2020, the deferred compensation liability under these plans, including amounts contributed by Quanta, was $74.2 million and $58.2 million, the majority of which was included in “Insurance and other non-current liabilities” in the accompanying consolidated balance sheets. To provide for future obligations related to these deferred compensation plans, Quanta has invested in COLI policies covering certain participants in the deferred compensation plans, the underlying investments of which are intended to be aligned with the investment alternatives elected by

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
plan participants. The COLI policies are recorded at their cash surrender value, which is considered their fair market value, and at December 31, 2021 and 2020, the fair market values were $73.8 million and $56.5 million and were included in “Other assets, net” in the accompanying consolidated balance sheets.
During the years ended December 31, 2021, 2020 and 2019, the fair market value of the COLI policies increased $8.6 million, $6.9 million and $7.9 million. These changes in fair market value of the COLI policies are recorded in “Other income, net” and were largely offset by corresponding changes in the fair market value of the liabilities associated with our deferred compensation plan, which are recorded in “Selling, general and administrative expenses.” During the years ended December 31, 2021, 2020 and 2019, the deferred compensation liability increased $10.4 million, $7.5 million and $9.3 million.

16.    COMMITMENTS AND CONTINGENCIES:
Investments in Affiliates and Other Entities
As described in Notes 2, 8 and 13, Quanta holds investments in various entities, including joint venture entities that provide infrastructure-related services under specific customer contracts and partially owned entities that own, operate and/or maintain certain infrastructure assets.
If losses are incurred by entities in which Quanta holds an interest, they are generally shared ratably based on the percentage ownership of the participants in the structures. However, in Quanta’s joint venture structures that provide infrastructure-related services, each participant is typically jointly and severally liable for all of the obligations of the joint venture entity pursuant to the contract with the customer, and therefore Quanta can be liable for full performance of the contract with the customer. Additionally, in circumstances where Quanta’s participation in a joint venture qualifies as a general partnership, Quanta can be liable for all obligations of the joint venture, including obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with these liabilities. Additionally, typically each joint venture participant agrees to indemnify the other participant for any liabilities incurred in excess of what the other participant is obligated to bear under the respective joint venture agreement or in accordance with the scope of work subcontracted to each participant. It is possible, however, that Quanta could be required to pay or perform obligations in excess of its share if another participant is unable or refuses to pay or perform its share of the obligations. Quanta is not aware of circumstances that would lead to future claims against it for material amounts that would not be indemnified. However, to the extent any such claims arise, they could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows.
Committed Expenditures
Quanta has capital commitments for the expansion of its equipment fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of December 31, 2021, Quanta had $96.0 million of production orders with expected delivery dates in 2022, $71.3 million of which is anticipated to occur in the first half of 2022. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that the majority of these orders will be assigned to third-party leasing companies and made available under certain master equipment lease agreements, thereby releasing Quanta from its capital commitments.
Legal Proceedings
Quanta is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, property damage, breach of contract, negligence or gross negligence, environmental liabilities, wage and hour and other employment-related damages, punitive damages, consequential damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, Quanta records a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Quanta evaluates which potential liabilities are probable and the related range of reasonably estimated losses and records a reserve that reflects its best estimate or the lower end of the range, if there is no better estimate. In addition, Quanta discloses matters for which management believes a material loss is at least reasonably possible.
The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events. In all instances, management has assessed the matter based on current information and made a judgment concerning its potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success and taking into account, among other things, negotiations with claimants, discovery, settlements and payments, judicial rulings, arbitration and mediation decisions, advice of internal and external legal counsel, and other information and events pertaining to a particular matter. Costs incurred for litigation are expensed as incurred. Except as otherwise stated below, none of these proceedings are expected to have a material

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
adverse effect on Quanta’s consolidated financial position, results of operations or cash flows. However, management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainties of litigation.
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
During the construction phase, the project experienced numerous challenges and delays, primarily related to issues which Quanta believes were outside of the control of and not attributable to Redes, including, among others, weather-related issues, local opposition to the project, permitting delays, the inability to acquire clear title to certain required parcels of land and other delays which Quanta believes were attributable to FITEL/PRONATEL. In response to various of these challenges and delays, Redes requested and received multiple extensions to certain contractual deadlines and relief from related liquidated damages. However, in April 2019, PRONATEL provided notice to Redes claiming that Redes was in default under the contracts due to the delays and that PRONATEL would terminate the contracts if the alleged defaults were not cured. Redes responded by claiming that it was not in default, as the delays were due to events not attributable to Redes, and therefore PRONATEL was not entitled to terminate the contracts. PRONATEL subsequently terminated the contracts for alleged cause prior to completion of Redes’ scope of work, exercised the on-demand performance bonds and advance payment bonds against Redes, and indicated its intention to claim damages, including a verbal allegation of approximately $45 million of liquidated damages under the contracts. In August 2020, Redes received a formal claim from PRONATEL for liquidated damages in the amount of approximately $40 million, which represents the U.S. dollar equivalent of the amount asserted based on the December 31, 2021 exchange rate.
In May 2019, Redes filed for arbitration before the Court of International Arbitration of the International Chamber of Commerce (ICC) against PRONATEL and the MTC. In the arbitration, Redes claims that PRONATEL: breached and wrongfully terminated the contracts; wrongfully executed the advance payment bonds and the performance bonds; and is not entitled to the alleged amount of liquidated damages. In addition, Redes is seeking compensation for all damages arising from PRONATEL’s actions, including but not limited to (i) repayment of the amounts collected by PRONATEL under the advance payment bonds and the performance bonds; (ii) payment of amounts owed for work completed by Redes under the contracts; (iii) lost income in connection with Redes’ future operation and maintenance of the networks; and (iv) other related costs and damages to Redes as a result of the breach and improper termination of the contracts (including construction costs caused by the delays and costs related to the transfer of the networks). The amount claimed by Redes in this arbitration is approximately $190 million. In May 2021, PRONATEL and the MTC filed their counter memorial and counterclaims in the ICC arbitration, requesting: (i) that Redes’ claims for breach of contract be rejected; (ii) a declaration that the execution of the advance payment bonds and the performance bonds was valid, and that the funds may be applied towards any debt owed by Redes; (iii) a declaration that the liquidated damages asserted by PRONATEL apply; (iv) that Redes’ claim for payment of amounts owed for work completed as a result of contractual reconciliation of balances be rejected and that any reconciliation of balances approved by the arbitration panel exclude the funds from the performance bonds; (v) that Redes’ claims for damages be rejected; (vi) a declaration that the contract terminations by PRONATEL were valid; and (vii) that Redes reimburse all funds it received from PRONATEL. In addition, PRONATEL alleges that Redes did not satisfy the contractual requirements for the transfer of the networks, which Redes disputes. In July 2021, Redes filed its statement of defense in reply to the counter memorial and counterclaims of PRONATEL and the MTC, in which it disputes all claims made by PRONATEL and the MTC and maintains the positions on its claims against PRONATEL and the MTC in the arbitration. In August 2021, PRONATEL and the MTC filed a rejoinder statement with their position on the merits and damages, which did not present any new claims, and in October 2021, Redes filed a rejoinder with respect to the counterclaims of PRONATEL and the MTC. The arbitration hearing on the merits occurred in the fourth quarter of 2021 and a decision is expected during the third or fourth quarter of 2022.
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
Quanta believes Redes is entitled to all amounts described in its claims above. However, as a result of the contract terminations and the inherent uncertainty involved in arbitration proceedings and recovery of amounts owed, there can be no assurance that Redes will prevail on those claims or in defense of liquidated damages claims or any other claims asserted by PRONATEL. As a result, during the three months ended June 30, 2019, Quanta recorded a charge to earnings of $79.2 million, which included a reduction of previously recognized earnings on the project, a reserve against a portion of the project costs incurred through the project termination date, an accrual for a portion of the alleged liquidated damages, and the estimated costs to complete the project turnover and close out the project. The reduction of previously recognized earnings on the project included $14.5 million related to the correction of prior period errors associated with the determination of total estimated project costs and the resulting revenue recognized. Quanta assessed the materiality of the prior period errors and determined that the errors were immaterial individually and in the aggregate to its previously issued financial statements.
As of December 31, 2021, after taking into account the above charge, Quanta had a contract receivable of approximately $120 million related to the project, which includes the approximately $87 million PRONATEL collected through exercise of the advance payment bonds. The contract receivable from PRONATEL is included in “Other assets, net” in the accompanying consolidated balance sheet as of December 31, 2021.
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
If Quanta is not successful in the pending arbitration proceedings, including the ICC arbitration proceeding held in the fourth quarter of 2021, this matter could result in an additional significant loss that could have a material adverse effect on Quanta’s consolidated results of operations and cash flows. However, based on the information currently available and the status of the pending arbitration proceedings, Quanta is not able to determine a range of reasonably possible additional loss, if any, with respect to this matter.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As of December 31, 2021, Quanta had recorded an accrual with respect to this matter based on its current estimated amount of probable loss. Based on the information currently available, including documentation received in the discovery process, Quanta estimates the range of additional reasonably possible loss in connection with this matter is between no additional loss and the amount claimed by Maurepas with respect to the alleged warranty defects and liquidated damages, less the accrued amount. Upon final resolution of this matter, any liquidated damages or warranty defect damages in excess of Quanta’s current loss accrual would be recorded as additional costs on the project.
Lorenzo Benton v. Telecom Network Specialists, Inc., et al.
In June 2006, plaintiff Lorenzo Benton filed a class action complaint in the Superior Court of California, County of Los Angeles, alleging various wage and hour violations against Telecom Network Specialists (TNS), a former subsidiary of Quanta. Quanta retained liability associated with this matter pursuant to the terms of Quanta’s sale of TNS in December 2012. Benton represents a class of workers that includes all persons who worked on certain TNS projects, including individuals that TNS retained through numerous staffing agencies. The plaintiff class in this matter is seeking damages for unpaid wages, penalties associated with the failure to provide meal and rest periods and overtime wages, interest and attorneys’ fees. In January 2017, the trial court granted a summary judgment motion filed by the plaintiff class and found that TNS was a joint employer of the class members and that it failed to provide adequate meal and rest breaks and failed to pay overtime wages. During 2019 and 2020, the parties filed additional summary judgment and other motions and a bench trial on liability and damages was held. Liability and damages have been determined by the trial court, with the amount of liability for TNS, including interest through the date of the trial court’s orders, determined to be approximately $9.5 million. Quanta believes the court’s decisions on liability and damages are not supported by controlling law and continues to contest its liability and the damage calculation asserted by the plaintiff class in this matter. The amount determined by the trial court includes damages and interest, but does not include attorneys’ fees or costs. In July 2021, the plaintiff class filed a motion for approval of approximately $37.0 million in attorneys’ fees and costs. In December 2021, the trial court issued a ruling that reduced the amount of attorneys’ fees and costs available to plaintiffs. Specifically, while not stating the recoverable amount, the court reduced the hourly rate, limited the time period for which fees are recoverable, and lowered the fee enhancement multiplier available. In January 2022, the plaintiffs submitted a supplemental filing in response to the trial court’s ruling requesting approval of approximately $17.6 million of attorneys’ fees and costs. In February 2022, the plaintiffs separately appealed the trial court’s December 2021 ruling with respect to the reduction of their claimed attorneys’ fees and costs. Quanta is planning to submit a supplemental response disputing the amount of the plaintiffs’ revised calculation of recoverable attorneys’ fees and costs in advance of the next trial court hearing on this matter, which is scheduled for April 2022. Quanta also expects to appeal certain aspects of the trial court’s December 2021 ruling.
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
The final amount of liability and attorneys’ fees, if any, payable in connection with this matter remains the subject of pending litigation and will ultimately depend on various factors, including the outcome of Quanta’s appeal of the trial court’s rulings on liability and damages, a final determination with respect to the amount of any attorneys’ fees or additional costs or damages owed by Quanta, and the solvency of the staffing agencies. Based on review and analysis of the trial court’s rulings on liability, Quanta does not believe, at this time, that it is probable this matter will result in a material loss. However, if Quanta is unsuccessful in this litigation and the staffing agencies are unable to fund damages owed to class members, Quanta believes the range of reasonably possible loss to Quanta upon final resolution of this matter could be up to approximately $9.5 million, plus the final amount of any attorneys’ fees, interest and expenses awarded to the plaintiff class.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Con Ed, the City of New York and Hallen as defendants. These lawsuits are at various preliminary stages and generally seek unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption.
As of December 31, 2021, Quanta had not recorded an accrual related to this matter. Hallen’s liabilities associated with this matter are expected to be covered under applicable insurance policies or contractual remedies negotiated by Quanta with the former owners of Hallen. If a loss becomes probable and estimable with respect to this matter, Quanta expects to accrue its estimated liability and a receivable in the same amount. However, the ultimate amount of liability in connection with this matter remains subject to uncertainties associated with pending litigation, including, among other things, the apportionment of liability among the defendants and other responsible parties and the likelihood and amount of potential damages claims. As a result, this matter could result in a loss that is in excess of, or not covered by, such insurance or contractual remedies, which could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.
Silverado Wildfire Matter
In January 2022, two of Quanta’s subsidiaries received a tender of defense and demand for preservation of evidence from Southern California Edison Company (SCE) related to two lawsuits filed in April 2021 and November 2021 against SCE and T-Mobile USA, Inc. (T-Mobile) in the Superior Court of California, County of Orange. The lawsuits assert property damage and related claims on behalf of certain individuals and subrogation claims on behalf of insurers relating to damages caused by a wildfire that began in October 2020 in Orange County, California (the Silverado Fire) and that is purported to have damaged approximately 13,000 acres. The lawsuits allege the Silverado Fire originated from utility poles in the area, generally claiming that each defendant failed to adequately maintain, inspect, repair or replace its overhead facilities, equipment and utility poles and remove vegetation in the vicinity; that the utility poles were overloaded with equipment from shared usage; and that SCE failed to de-energize its facilities during red flag warnings for a Santa Ana wind event. The lawsuits allege the Silverado Fire started when SCE and T-Mobile equipment contacted each other and note the Orange County Fire Department is investigating whether a T-Mobile lashing wire contacted an SCE overhead primary conductor in high winds. In October 2021, T-Mobile filed a cross-complaint against SCE alleging the ignition site of the Silverado Fire encompassed two utility poles replaced by SCE or a third party engaged by SCE, and that certain equipment, including T-Mobile’s lashing wire, was not sufficiently re-secured after the utility pole replacements. One of Quanta’s subsidiaries performed planning and other services related to the two utility poles, and another Quanta subsidiary replaced the utility poles and reattached the electrical and telecommunication equipment to the new utility poles in March 2019, approximately 19 months before the Silverado Fire. Pursuant to the general terms of a master services agreement and a master consulting services agreement between the Quanta subsidiaries and SCE, the subsidiaries agreed to defend and indemnify SCE against certain claims arising with respect to performance or nonperformance under the agreements. The SCE tender letters seek contractual indemnification and defense from Quanta’s subsidiaries for the claims asserted against SCE in the lawsuits and the T-Mobile cross-complaint.
Quanta’s subsidiaries intend to vigorously defend against the lawsuits, the T-Mobile cross-complaint and any other claims asserted in connection with the Silverado Fire. Quanta will continue to review additional information in connection with this matter as litigation and resolution efforts progress, and any such information may potentially allow Quanta to determine an estimate of potential loss, if any. As of December 31, 2021, Quanta had not recorded an accrual with respect to this matter, and Quanta is currently unable to reasonably estimate a range of reasonably possible loss, if any, because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability. Quanta also believes that to the extent its subsidiaries are determined to be liable for any damages resulting from this matter, its insurance would be applied to any such liabilities over its deductible amount and its insurance coverage would be adequate to cover such potential liabilities. However, the ultimate amount of any potential liability and insurance coverage in connection with this matter remains subject to uncertainties associated with pending and potential future litigation.
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
Quanta grants credit under normal payment terms, generally without collateral, to its customers, which primarily include utilities, renewable energy developers, communications providers, industrial companies and energy delivery companies located primarily in the United States, Canada and Australia. No customer represented 10% or more of Quanta’s consolidated revenues

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
for the years ended December 31, 2021, 2020 or 2019. One customer represented 11% of Quanta’s consolidated net receivable position at December 31, 2021. Another customer, when combined with the net receivable position of a joint venture in which such customer owns a 50% interest, also represented 11% of Quanta’s consolidated net receivable position at December 31, 2021. The projects for these customers were primarily in Quanta’s Electric Power Infrastructure Solutions and Renewable Energy segments. No customer represented 10% or more of Quanta’s consolidated net receivable position at December 31, 2020. While Quanta generally has certain statutory lien rights with respect to services provided, Quanta is subject to potential credit risk related to business, economic and financial market conditions that affect these customers and locations, which has been heightened as a result of the unfavorable and uncertain economic and financial market conditions resulting from the uncertainties and challenges in the energy market and overall economy caused by the COVID-19 pandemic. Some of Quanta’s customers have experienced significant financial difficulties (including bankruptcy), and customers may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of billed and unbilled receivables and contract assets for services Quanta has performed.
For example, a customer within Quanta’s Underground Utility and Infrastructure Solutions segment encountered financial difficulties during 2020 that resulted in nonpayment of $27.5 million of receivables, plus accrued interest. As a result of the nonpayment, Quanta decided to foreclose the liens on the pipeline asset in order to recover the outstanding amount. During the three months ended September 30, 2021, Quanta entered into a settlement with the customer resulting in the sale of the pipeline asset to a third party and pursuant to which Quanta received $10.0 million of the amount owed and the right to receive payment of the remainder of the receivables in quarterly installments from the third party based on the cash flows generated by the pipeline and certain related assets. As a result, the remaining receivable balance of $17.5 million at September 30, 2021 was reclassified to long-term receivables as of such date. Quanta also retained a security interest in the pipeline asset to secure payment of the remaining amount owed and believes that the value of the pipeline asset is in excess of such amount. However, the ultimate outcome with respect to the amount owed remains uncertain and is based on a number of assumptions that are potentially subject to change, including the future financial performance of the third party and the cash flows generated by the pipeline asset, as well as the future value of the pipeline asset. As a result, the amount ultimately collected could be materially less than the amount owed. As of December 31, 2021, the remaining receivable balance was $17.5 million.
Additionally, in July 2021 Limetree Refining, a customer within Quanta’s Underground Utility and Infrastructure Solutions segment, filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, after experiencing operational and financial difficulties and shutting down operations at its refinery. During 2021, Quanta recorded provisions for credit losses in the aggregate amount of $31.7 million with respect to this customer, and its affiliate, reflecting the full amount of receivables outstanding. See Note 4 for further information related to this customer.
Insurance
As discussed in Note 2, Quanta carries various insurance policies. As of December 31, 2021 and 2020, the gross amount accrued for employer’s liability, workers’ compensation, auto liability, general liability and group health claims totaled $318.2 million and $319.5 million, with $238.0 million and $238.0 million considered to be long term and included in “Insurance and other non-current liabilities.” Related insurance recoveries/receivables as of December 31, 2021 and 2020 were $28.6 million and $35.6 million, of which $0.4 million and $0.4 million are included in “Prepaid expenses and other current assets” and $28.2 million and $35.2 million are included in “Other assets, net.”
Quanta renews its insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel Quanta’s coverage or determine to exclude certain items from coverage, including wildfires, or Quanta may elect not to obtain certain types or incremental levels of insurance based on the potential benefits considered relative to the cost of such insurance, or coverage may not be available at reasonable and competitive rates. In any such event, Quanta’s overall risk exposure would increase, which could negatively affect its results of operations, financial condition and cash flows. For example, due to the increased occurrence and future risk of wildfires in California and other areas in the western United States, Australia and other locations, insurers have reduced coverage availability and increased the cost of insurance coverage for such events in recent years. As a result, Quanta’s level of insurance coverage for wildfire events has decreased in recent years, and the current level of coverage may not be sufficient to cover potential losses in connection with these events. Additionally, Quanta’s third-party insurers could decide to further reduce, exclude or increase the cost of coverage for wildfires or other events in connection with insurance renewals in the future.
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
As of December 31, 2021, Quanta had $318.2 million in outstanding letters of credit under its senior credit facility securing its casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2022. Quanta expects to renew the majority of the letters of credit related to the casualty insurance program for subsequent one-year periods upon their maturity. Quanta is not aware of any claims currently asserted or threatened under any of these letters of credit that are material, individually or in the aggregate. However, to the extent payment is required for any such claims, the amount paid could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows.
Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require Quanta to post performance and payment bonds. These bonds provide a guarantee that Quanta will perform under the terms of a contract and pay its subcontractors and vendors. In certain circumstances, the customer may demand that the surety make payments or provide services under the bond, and Quanta must reimburse the surety for any expenses or outlays it incurs. Quanta may also be required to post letters of credit in favor of the sureties, which would reduce the borrowing availability under its senior credit facility. Quanta has not been required to make any material reimbursements to its sureties for bond-related costs except related to the exercise of approximately $112 million advance payment and performance bonds in 2019 related to the terminated telecommunications project in Peru, as set forth in Legal Proceedings - Peru Project Dispute above. However, to the extent further reimbursements are required, the amounts could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows. As of December 31, 2021, Quanta is not aware of any outstanding material obligations for payments related to bond obligations.
Performance bonds expire at various times ranging from mechanical completion of a project to a period extending beyond contract completion in certain circumstances, and therefore a determination of maximum potential amounts outstanding requires certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of Quanta’s bonded operating activity. As of December 31, 2021, the total amount of the outstanding performance bonds was estimated to be approximately $3.9 billion. Quanta’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $1.2 billion as of December 31, 2021.
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
Collective Bargaining Agreements and Multiemployer Pension Plans
Certain of Quanta’s operating companies are parties to collective bargaining agreements with unions that represent certain of their employees. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to those in the expiring agreements. From time to time, Quanta is a party to grievance and arbitration actions based on claims arising out of the collective bargaining agreements. The agreements require the operating companies to pay specified wages, provide certain benefits to union employees and contribute certain amounts to multiemployer pension plans and employee benefit trusts. Quanta’s multiemployer pension plan contribution rates generally are

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
made to the plans on a “pay-as-you-go” basis based on its union employee payrolls. The location and number of union employees that Quanta employs at any given time and the plans in which they may participate vary depending on Quanta’s need for union resources in connection with its ongoing projects. Therefore, Quanta is unable to accurately predict its union employee payroll and the resulting multiemployer pension plan contribution obligations for future periods.
Quanta may also be subject to liabilities as a result of its participation in, or withdrawal from, multiemployer defined benefit pension plans. Quanta may be required to make additional contributions to its multiemployer pension plans if they become underfunded, and these additional contributions will be determined based on Quanta’s union employee payrolls. Certain plans to which Quanta contributes or may contribute in the future may adopt measures to improve their funded status through a funding improvement or rehabilitation plan, as applicable, which may require additional contributions from employers (e.g., a surcharge on benefit contributions) and/or modifications to retiree benefits. The amount, if any, that Quanta may be obligated to contribute to these plans cannot be reasonably estimated due to uncertainty regarding the amount of future work involving covered union employees, future contribution levels and possible surcharges on plan contributions. Quanta may also be subject to additional liabilities imposed by law if it or another participating employer withdraws from a multiemployer defined benefit pension plan, a plan is terminated or a plan experiences a mass withdrawal. These liabilities may include an allocable share of the unfunded vested benefits in the plan for all plan participants, not only the benefits payable to a contributing employer’s own retirees. As a result, participating employers may bear a higher proportion of liability for unfunded vested benefits if other participating employers cease to contribute or withdraw, with the reallocation of liability being more acute in cases when a withdrawn employer is insolvent or otherwise fails to pay its withdrawal liability. Quanta is not aware of any material withdrawal liabilities that have been incurred or asserted and that remain outstanding as a result of a withdrawal by Quanta from a multiemployer defined benefit pension plan. However, Quanta’s future contribution obligations and potential withdrawal liability exposure could vary based on the investment and actuarial performance of the multiemployer pension plans to which it contributes and other factors, which could be negatively impacted as a result of the unfavorable and uncertain economic and financial market conditions resulting from the ongoing COVID-19 pandemic and related issues. Quanta has been subject to significant withdrawal liabilities in the past, including in connection with its withdrawal from the Central States, Southeast and Southwest Areas Pension Plan. To the extent Quanta is subject to material withdrawal liabilities in the future, such liability could adversely affect its business, financial condition, results of operations and cash flows.
Other Employee Benefit Plans
Quanta maintains certain other employee benefit plans. Additional information regarding these plans is included in Note 15.
Contingent Consideration Liabilities
The terms of certain of Quanta’s business acquisitions have included the potential payment of contingent consideration. Additional information regarding the liabilities associated with these potential obligations is included in Note 6.
Indemnities
Quanta generally indemnifies its customers for the services it provides under its contracts and other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Additionally, in connection with certain acquisitions and dispositions, Quanta has indemnified various parties against specified liabilities that those parties might incur in the future. The indemnities under acquisition or disposition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. Except as set forth in Legal Proceedings – Silverado Wildfire Matter above, Quanta is not aware of any indemnity claims in connection with its indemnity obligations that are material. To the extent indemnification is required with respect to any matter, the amount could adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows.
In the normal course of Quanta’s acquisition transactions, Quanta obtains rights to indemnification from the sellers or former owners of acquired businesses for certain risks, liabilities and obligations arising from their operations prior to the date of acquisition, such as financial, performance, operational, safety, workforce, environmental, litigation, compliance or tax issues, some of which Quanta may not have discovered during due diligence. However, the indemnities may not cover all of Quanta’s exposure for such pre-acquisition matters, or the indemnitors may be unwilling or unable to pay amounts owed to Quanta. Accordingly, Quanta may incur expenses for which it is not reimbursed, and such amounts could be material and could have a material adverse effect on Quanta’s business or consolidated financial condition, results of operations and cash flows. For example, Quanta has obtained certain indemnification rights from the former owners of Hallen with respect to contingent liabilities that were assumed in connection with the acquisition, as set forth in Legal Proceedings — Hallen Acquisition Assumed Liability above.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Residual Value Guarantees
Quanta has also guaranteed the residual value under certain of its equipment operating leases, agreeing to pay any difference between this residual value and the fair market value of the underlying asset at the date of lease termination. As of December 31, 2021, the maximum guaranteed residual value of this equipment was $891.8 million. While Quanta believes that no significant payments will be made as a result of these residual value guarantees, there can be no assurance that significant payments will not be required in the future.
Deferral of Employer Payroll Taxes
During 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which provided for various tax relief and tax incentive measures. These measures did not have a material impact on Quanta’s results of operations. However, pursuant to the CARES Act, Quanta deferred the payment of $108.9 million of employer payroll taxes during the year ended December 31, 2020, 50% of which were paid in the year ended December 31, 2021 and the remainder of which is due by December 31, 2022.
Availability of Equipment and Project Materials
Quanta’s customers depend on the availability of certain materials for construction, upgrade and repair and maintenance of their infrastructure and are typically responsible for supplying most or all of the materials required for the services Quanta performs on their projects, including, among other things, steel, copper, aluminum and components for renewable energy projects (e.g., solar panels, wind turbine blades). A number of factors that Quanta and its customers may not be able to predict or control could result in increased costs for, or delays in delivery or lack of availability of, these materials, including, among other things, the continued impact of the ongoing COVID-19 pandemic on the global supply chain, global trade relationships (e.g., tariffs, sourcing restrictions) and other general market and political conditions (e.g., inflation). To the extent these or other dynamics delay Quanta’s customers’ projects or impact their decision-making with respect to timing of future projects, Quanta’s business and demand for its services could be negatively impacted. Additionally, pursuant to certain contracts, including contracts for our comprehensive engineering, procurement and construction services, Quanta is required to procure all or part of the materials needed for a project. A number of factors that Quanta may not be able to predict or control, including those described above with respect to its customers, could negatively impact its ability to procure the materials it has agreed to procure for a project, and in such circumstances, it may be responsible for delays and additional costs associated with projects.
Quanta also depends on the availability of certain equipment, including specialty vehicles, to perform services. A number of factors that Quanta may not be able to predict or control could result in increased costs for, or delays in delivery of, this equipment, including the continued impact of the ongoing COVID-19 pandemic on the global supply chain, as well as global trade relationships, geopolitical events, and other general market and political conditions (e.g., inflation). For example, based on, among other things, the significant worldwide shortage of semiconductors, vehicle manufacturers are experiencing production delays with respect to new vehicles for our fleet (both on-road and specialty vehicles) and vehicle parts (e.g., tires), and certain of Quanta’s vehicle delivery orders scheduled for delivery in 2022 have been delayed and cancelled. While Quanta believes it has taken steps to secure delivery of a sufficient amount of vehicles in the near term and does not anticipate any significant disruptions with respect to its fleet, to the extent the production issues become worse than expected or become longer-term in nature, Quanta’s operations could be negatively impacted.

17.    FAIR VALUE MEASUREMENTS
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
Goodwill and Other Intangible Assets
As discussed in Note 7, Quanta has recorded goodwill and identifiable intangible assets in connection with certain of its historical business acquisitions. Quanta utilizes the fair value premise as the primary basis for its impairment valuation procedures. The Goodwill and Other Intangible Assets sections within Notes 2 and 7 provide information regarding valuation methods, including the income approach, market approach and cost approach, and assumptions used to determine the fair value of these assets based on the appropriateness of each method in relation to the type of asset being valued. Quanta believes that the valuation methods it employs appropriately represent the methods that would be used by other market participants in determining fair value, and periodically engages the services of an independent valuation firm when a new business is acquired to assist management with the valuation process, including assistance with the selection of appropriate valuation methodologies and the development of market-based valuation assumptions. The level of inputs used for these fair value measurements is the

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
lowest level (Level 3).
Investments
Equity investments with readily determinable fair values are measured at fair value, with changes in fair value recognized in net income. In cases where those readily determinable values are quoted market prices, the level of input used for fair value measurements is the highest level (Level 1). Equity investments without readily determinable fair values are measured on a nonrecurring basis. These types of fair market value assessments are similar to other nonrecurring fair value measures used by Quanta, which include the use of significant judgments and available relevant market data. Such market data may include observations of the valuation of comparable companies, risk-adjusted discount rates and an evaluation of the expected performance of the underlying portfolio asset, including historical and projected levels of profitability or cash flows. In addition, a variety of additional factors may be reviewed by management, including, but not limited to, contemporaneous financing and sales transactions with third parties, changes in market outlook and the third-party financing environment. The level of inputs used for these fair value measurements is the lowest level (Level 3).
Quanta has investments accounted for using the equity and cost methods of accounting as discussed in Note 8. Quanta utilizes the fair value premise as the basis for its impairment valuation and recognizes impairment if there are sufficient indicators that the fair value of the investment is less than its carrying value.
Quanta also has COLI policies related to its deferred compensation plan as further described in Note 15. These policies are carried at their cash surrender value, which is considered their fair value. The level of input used for these fair value measurements is Level 2.
Financial Instruments
The carrying amounts of cash equivalents, accounts receivable, contract assets, accounts payable, accrued expenses and contract liabilities approximate fair value due to the short-term nature of these instruments. All of Quanta’s cash equivalents were categorized as Level 1 assets at December 31, 2021 and 2020, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.
Contingent Consideration Liabilities
Financial instruments required to be measured at fair value on a recurring basis consist primarily of Quanta’s liabilities related to contingent consideration associated with certain acquisitions, payable in the event certain performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The liabilities recorded represent the estimated fair values of future amounts payable to the former owners of the acquired businesses and are estimated by management based on entity-specific assumptions that are evaluated on an ongoing basis.
The fair values of these liabilities described in Note 6 were primarily determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate and an expected volatility factor for each acquisition. The expected volatility factor was 50.0% based on historical asset volatility of selected guideline public companies. Depending on contingent consideration payment terms, the present values of the estimated payments are discounted based on a risk-free rate and/or Quanta’s cost of debt and ranged from 0.04% to 3.9% and had a weighted average of 1.9% based on the fair value at the dates of the respective acquisitions. The fair value determinations incorporate significant inputs not observable in the market. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3). Significant changes in any of these assumptions could result in a significantly higher or lower potential liability.
Long-Term Debt
The carrying amount of variable rate debt, which includes borrowings under Quanta’s senior credit facility, approximates fair value. Quanta’s fixed rate debt primarily includes its Senior Notes. The fair value of Quanta’s Senior Notes, which are described further in Note 10, was $2.49 billion at December 31, 2021, compared to a carrying value of $2.47 billion net of unamortized bond discount, underwriting discounts and deferred financing costs of $27.0 million. The fair value of the senior notes is based on the quoted market prices for the same issue and are categorized as Level 1 liabilities. See Note 10 for additional information regarding Quanta’s senior credit facility and the Senior Notes.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
18.    DETAIL OF CERTAIN ACCOUNTS:
Cash and Cash Equivalents
Amounts related to Quanta’s cash and cash equivalents based on geographic location of the bank accounts were as follows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents held in domestic bank accounts	$205,781	$156,122
Cash and cash equivalents held in foreign bank accounts	23,316	28,498
Total cash and cash equivalents	$229,097	$184,620
Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which are carried at fair value. At December 31, 2021 and 2020, cash equivalents were $140.0 million and $98.0 million and consisted primarily of money market investments and money market mutual funds and are discussed further in Note 17.
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

	December 31,
	2021	2020
Cash and cash equivalents held by domestic joint ventures	$21,828	$7,714
Cash and cash equivalents held by foreign joint ventures	3,461	3,973
Total cash and cash equivalents held by joint ventures	25,289	11,687
Cash and cash equivalents held by captive insurance company	133,302	85,014
Cash and cash equivalents not held by joint ventures or captive insurance company	70,506	87,919
Total cash and cash equivalents	$229,097	$184,620
Property and Equipment
Property and equipment consisted of the following (in thousands):

	Estimated Useful	December 31,
	Lives in Years	2021	2020
Land	N/A	$86,013	$69,389
Buildings and leasehold improvements	5-30	318,499	249,106
Operating machinery, equipment and vehicles	1-25	2,603,149	2,297,120
Office equipment, furniture and fixtures and information technology systems	3-10	259,776	244,113
Construction work in progress	N/A	91,502	20,900
Finance lease assets and rental purchase options (see Note 11)	5-20	64,256	52,160
Property and equipment, gross		3,423,195	2,932,788
Less — Accumulated depreciation and amortization		(1,503,498)	(1,372,132)
Property and equipment, net of accumulated depreciation		$1,919,697	$1,560,656
Depreciation expense related to property and equipment is recognized on a straight-line basis over the estimated useful lives of the assets and was $255.5 million, $225.3 million and $218.1 million for the years ended December 31, 2021, 2020 and 2019. Additionally, Quanta recorded asset impairment charges of $5.7 million during the year ended December 31, 2021 related to certain equipment that was not utilized in Quanta’s core operations, some of which was sold in October 2021 and the remainder of which was classified as assets held for sale as of December 31, 2021. Quanta also recorded asset impairment

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
charges of $8.3 million during the year ended December 31, 2020 related to the exit of its Latin American operations and due to the planned sale of certain equipment and asset impairment charges of $13.9 million during the year ended December 31, 2019 related to the winding down and exit of certain oil-influenced operations and assets, the replacement of an internally-developed software application and the planned sale and exit of certain foreign operations and assets.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Accounts payable, trade	$1,251,118	$798,023
Accrued compensation and related expenses	547,161	378,002
Other accrued expenses	456,392	333,769
Accounts payable and accrued expenses	$2,254,671	$1,509,794

19.    SUPPLEMENTAL CASH FLOW INFORMATION:
The net effects of changes in operating assets and liabilities, net of non-cash transactions, on cash flows from operating activities are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Accounts and notes receivable	$(248,452)	$71,058	$(214,580)
Contract assets	(331,946)	153,832	(12,317)
Inventories	1,418	9,860	52,168
Prepaid expenses and other current assets	(6,503)	83,518	(60,475)
Accounts payable and accrued expenses and other non-current liabilities	95,829	115,569	39,419
Contract liabilities	47,163	(84,370)	174,230
Other, net (1)	(15,191)	(22,098)	(135,250)
Net change in operating assets and liabilities, net of non-cash transactions	$(457,682)	$327,369	$(156,805)
(1) The amount for the year ended December 31, 2019 includes the payment of $87 million of on-demand advance payment bonds and $25 million of on-demand performance bonds exercised in connection with the terminated telecommunications project in Peru. See Legal Proceedings — Peru Project Dispute in Note 16 for additional information on this matter.
Reconciliations of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows are as follows (in thousands):

	December 31,
	2021	2020	2019	2018
Cash and cash equivalents	$229,097	$184,620	$164,798	$78,687
Restricted cash included in “Prepaid expenses and other current assets”	1,836	1,275	4,026	3,286
Restricted cash included in “Other assets, net”	954	913	921	1,283
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$231,887	$186,808	$169,745	$83,256
Restricted cash includes any cash that is legally restricted as to withdrawal or usage.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Supplemental cash flow information related to leases and rental purchase options is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(104,434)	$(115,597)	$(119,357)
Operating cash flows from finance leases	$(90)	$(108)	$(64)
Financing cash flows from finance leases	$(1,001)	$(1,198)	$(1,835)
Lease assets obtained in exchange for lease liabilities:
Operating leases	$73,713	$69,721	$96,550
Finance leases	$1,044	$1,384	$691
Rental purchase option assets obtained in exchange for rental purchase option liabilities	$11,713	$35,734	$12,229
Additional supplemental cash flow information is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash (paid) received during the period for -
Interest paid	$(52,737)	$(32,142)	$(64,805)
Income taxes paid	$(125,328)	$(231,186)	$(116,467)
Income tax refunds	$13,257	$18,119	$7,474
Accrued capital expenditures were $27.4 million and $11.3 million as of December 31, 2021 and 2020. The impact of these items has been excluded from Quanta’s capital expenditures in the accompanying consolidated statements of cash flows due to their non-cash nature.
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
As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b), as such disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
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
As described in Report of Management, management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 excluded the ten businesses we acquired in 2021. Such exclusion was in accordance with SEC guidance that an assessment of recently acquired businesses may be omitted in management’s report on internal control over financial reporting, provided the acquisitions took place within twelve months of management’s evaluation. These acquisitions comprised approximately 5.1% and 3.8% of our consolidated assets and revenues as of and for the year ended December 31, 2021 and included the acquisition of Blattner, which comprised approximately 4.0% and 3.4% of our consolidated assets and revenues as of and for the year ended December 31, 2021. We are in the process of integrating each acquired business into our overall internal control over financial reporting process.
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B.Other Information
None.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
ITEM 10.Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the definitive proxy statement related to our 2022 Annual Meeting of Stockholders, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2021 fiscal year.

ITEM 11.Executive Compensation
The information required by this Item 11 is incorporated by reference to the definitive proxy statement related to our 2022 Annual Meeting of Stockholders, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2021 fiscal year.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to the definitive proxy statement related to our 2022 Annual Meeting of Stockholders, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2021 fiscal year.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the definitive proxy statement related to our 2022 Annual Meeting of Stockholders, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2021 fiscal year.

ITEM 14.Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to the definitive proxy statement related to our 2022 Annual Meeting of Stockholders, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2021 fiscal year.

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

3.1	—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed March 26, 2019 and incorporated herein by reference)
3.2	—	Bylaws of Quanta Services, Inc., as amended and restated December 6, 2018 (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed December 11, 2018 and incorporated herein by reference)
4.1	—
Description of Quanta Services, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (previously filed as Exhibit 4.1 to the Company’s Form 10-K filed March 1, 2021 and incorporated herein by reference)

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

4.6	—
Third Supplemental Indenture, dated as of September 23, 2021, between Quanta Services, Inc. and U.S. Bank National Association, as trustee (previously filed as Exhibit 4.3 to the Company’s Form 8-K filed September 23, 2021 and incorporated herein by reference)

4.7	—
Fourth Supplemental Indenture, dated as of September 23, 2021, between Quanta Services, Inc. and U.S. Bank National Association, as trustee (previously filed as Exhibit 4.4 to the Company’s Form 8-K filed September 23, 2021 and incorporated herein by reference)

4.8	—	Form of 2.900% Senior Notes due 2030 (previously filed as Exhibit 4.3 to the Company's Form 8-K filed September 25, 2020 and incorporated herein by reference)
4.9	—	Form of 0.095% Senior Notes due 2024 (previously filed as Exhibit 4.5 to the Company’s Form 8-K filed September 23, 2021 and incorporated herein by reference)
4.10	—	Form of 2.350% Senior Notes due 2032 (previously filed as Exhibit 4.6 to the Company’s Form 8-K filed September 23, 2021 and incorporated herein by reference)
4.11	—	Form of 3.050% Senior Notes due 2041 (previously filed as Exhibit 4.7 to the Company’s Form 8-K filed September 23, 2021 and incorporated herein by reference)
10.1*	—	Quanta Services, Inc. 2019 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed May 24, 2019 and incorporated herein by reference)
10.2*	—
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

Exhibit
No.		Description
10.7*	—
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

10.22*ˆ	—	Director Compensation Summary, adopted December 1, 2021 and effective as of May 27, 2022
10.23*	—
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

Exhibit
No.		Description
10.25*	—	Form of Amended and Restated Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed December 11, 2018 and incorporated herein by reference)
10.26	—
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

10.27	—
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

10.28	—
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

10.29	—
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

10.31	—
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

10.32	—
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

10.33	—
Sixth Amendment to Fourth Amended and Restated Credit Agreement, dated as of September 22, 2020, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, certain subsidiaries of Quanta Services, Inc. identified therein as Guarantors, the lenders party thereto, Bank of America, N.A., as Administrative Agent, and the Swing Line Lenders and L/C Issuers party thereto (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed September 25, 2020 and incorporated herein by reference)

10.34	—
Seventh Amendment to Fourth Amended and Restated Credit Agreement, dated as of May 17, 2021, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, the lenders party thereto, Bank of America, N.A., as Administrative Agent, and the Swing Line Lenders and L/C Issuers party thereto (previously filed as Exhibit 10.1 to the Company’s Form 10-Q filed August 5, 2021 and incorporated herein by reference)

10.35	—
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

Exhibit
No.		Description
10.36	—
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

10.37ˆ	—
Tenth Amendment to Fourth Amended and Restated Credit Agreement, dated as of February 4, 2022, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, the lenders party thereto and Bank of America, N.A., as Administrative Agent

10.38	—
Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed March 16, 2005 and incorporated herein by reference)

10.39	—
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

10.40	—
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

10.41	—
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

10.42	—
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

10.43	—
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

10.44	—
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

10.45	—
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

Exhibit
No.		Description
10.46	—
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
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and with detailed tags

104*	—	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101)
______________________

*	Management contracts or compensatory plans or arrangements
ˆ	Filed with this Annual Report on Form 10-K
†	Furnished with this Annual Report on Form 10-K

ITEM 16.     Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quanta Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 25, 2022.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on February 25, 2022.

Signature	Title

/s/ EARL C. AUSTIN, JR.	President, Chief Executive Officer and Director
Earl C. Austin, Jr.	(Principal Executive Officer)

/s/ DERRICK A. JENSEN	Chief Financial Officer
Derrick A. Jensen	(Principal Financial Officer)

/s/ PAUL M. NOBEL	Chief Accounting Officer
Paul M. Nobel	(Principal Accounting Officer)

/s/ DOYLE N. BENEBY	Director
Doyle N. Beneby

/s/ VINCENT D. FOSTER	Director
Vincent D. Foster

/s/ BERNARD FRIED	Director
Bernard Fried

/s/ WORTHING F. JACKMAN	Director
Worthing F. Jackman

/s/ HOLLI C. LADHANI	Director
Holli C. Ladhani

/s/ DAVID M. McCLANAHAN	Chairman of the Board of Directors
David M. McClanahan

/s/ MARGARET B. SHANNON	Director
Margaret B. Shannon

/s/ PAT WOOD, III	Director
Pat Wood, III

/s/ MARTHA B. WYRSCH	Director
Martha B. Wyrsch