Form 10-Q
period 2022-03-31
QUANTA SERVICES, INC.
filed 2022-05-05
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of May 2, 2022, the number of outstanding shares of Common Stock of the registrant was 143,709,009.

QUANTA SERVICES, INC. AND SUBSIDIARIES

Cautionary Statement About Forward-Looking Statements and Information
This Quarterly Report on Form 10-Q (Quarterly Report) of Quanta Services, Inc. (together with its subsidiaries, Quanta, we, us or our) includes forward-looking statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:
•Projected revenues, net income, earnings per share, margins, cash flows, liquidity, weighted average shares outstanding, capital expenditures, interest rates and tax rates, as well as other projections of operating results and GAAP (as defined below) and non-GAAP financial results;
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
•The potential benefits from, and future financial and operational performance of, acquired businesses and our investments, including Blattner and our equity interests in LUMA and Starry (each as defined below);
•Beliefs and assumptions about the collectability of receivables;
•The expected value of contracts or intended contracts with customers, as well as the scope, services, term or results of any awarded or expected projects;
•The development of and opportunities with respect to future projects, including renewable energy projects and other projects designed to support transition to a carbon-neutral economy, electrical grid modernization, upgrade and hardening projects and larger transmission and pipeline projects;
•Expectations regarding the future availability and price of materials and equipment necessary for the performance of our business;
•The expected impact of inflation;
•The expected impact of changes and potential changes in climate;
•Future capital allocation initiatives, including the amount and timing of, and strategies with respect to, any future acquisitions, investments, stock repurchases and cash dividends;
•The impact of existing or potential legislation or regulation;
•Potential opportunities that may be indicated by bidding activity or similar discussions with customers;
•The future demand for, availability of and costs related to labor resources in the industries we serve;
•The expected recognition and realization of our remaining performance obligations or backlog;
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
•Market, industry, economic, financial or political conditions that are outside of our control, including economic, energy, infrastructure and environmental policies and plans that are adopted or proposed by the U.S. federal and state governments or other governments in territories or countries in which we operate, geopolitical conflicts (including the conflict involving Ukraine) and political unrest, and inflation;
•Quarterly variations in our operating and financial results, liquidity, financial condition, cash flows, capital requirements, and reinvestment opportunities, including the ongoing and potential impact to our business, operations, workforce and supply chains resulting from the COVID-19 pandemic and governmental responses thereto;
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
•Delays, deferrals, reductions in scope or cancellations of anticipated, pending or existing projects as a result of, among other things, the COVID-19 pandemic, supply chain disruptions and other logistical challenges, weather, regulatory or permitting issues, environmental processes, project performance issues, claimed force majeure events, protests or other political activity, legal challenges, reductions or eliminations in governmental funding or customer capital constraints;
•The effect of commodity prices and commodity production volumes on our operations and growth opportunities and on our customers’ capital programs and demand for our services;
•The successful negotiation, execution, performance and completion of anticipated, pending and existing contracts;
•Events arising from operational hazards, including, among others, wildfires and explosions, that can arise due to the nature of the services we provide and the conditions in which we operate and can be due to failure of infrastructure on which we have performed services and result in significant liabilities that may be exacerbated in certain geographies and locations;
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
•Damage to our brands or reputation arising as a result of cyber-security breaches, environmental and occupational health and safety matters, corporate scandal, failure to successfully perform or negative publicity regarding a high-profile project, involvement in a catastrophic event (e.g., fire, explosion) or other negative incidents;
•Disruptions in, or failure to adequately protect, our information technology systems;
•Our dependence on suppliers, subcontractors, equipment manufacturers and other third parties and the impact of the COVID-19 pandemic on these service providers;
•Estimates and assumptions related to our financial results, remaining performance obligations and backlog;
•Our inability to attract, the potential shortage of, and increased costs with respect to skilled employees, as well as our ability to retain and attract key personnel and qualified employees;
•Our dependence on fixed price contracts and the potential that we incur losses with respect to these contracts, including as a result of inaccurate estimates of project costs or inability to meet project schedule requirements or achieve guaranteed performance or quality standards for a project;

•Adverse weather conditions, natural disasters and other emergencies, including wildfires, pandemics (including the ongoing COVID-19 pandemic), hurricanes, tropical storms, floods, debris flows, earthquakes and other geological- and weather-related hazards, as well as the impact of climate change;
•Our ability to generate internal growth;
•Competition in our business, including our ability to effectively compete for new projects and market share;
•The future development of natural resources;
•The failure of existing or potential legislative actions and initiatives to result in increased demand for our services;
•The unavailability of, or increased prices for, materials, equipment and fuel used in our and our customers’ businesses, including as a result of inflation, supply chain disruptions, governmental regulations on sourcing, the imposition of tariffs, duties, taxes or other assessments, and other changes in U.S. trade relationships with foreign countries;
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
•Risks associated with operating in international markets and U.S. territories, including instability of governments, currency exchange fluctuations, and compliance with unfamiliar legal and labor systems and cultural practices, the U.S. Foreign Corrupt Practices Act and other applicable anti-bribery and anti-corruption laws, and complex U.S. and foreign tax regulations and international treaties;
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
•Significant fluctuations in foreign currency exchange rates; and
•The other risks and uncertainties described elsewhere herein, including in Item 1A. Risk Factors of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report), and as may be detailed from time to time in our other public filings with the U.S. Securities and Exchange Commission (SEC).
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$238,258	$229,097
Accounts receivable, net of allowances of $49,916 and $49,749	3,356,566	3,400,318
Contract assets	975,342	803,453
Inventories	94,264	84,659
Prepaid expenses and other current assets	201,185	215,050
Total current assets	4,865,615	4,732,577
Property and equipment, net of accumulated depreciation of $1,566,533 and $1,503,498	1,976,249	1,919,697
Operating lease right-of-use assets	238,529	240,605
Other assets, net	656,133	632,244
Other intangible assets, net of accumulated amortization of $799,905 and $682,498	1,685,260	1,801,180
Goodwill	3,593,315	3,528,886
Total assets	$13,015,101	$12,855,189
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term debt	$21,865	$29,166
Current portion of operating lease liabilities	76,983	78,251
Accounts payable and accrued expenses	2,318,389	2,254,671
Contract liabilities	800,578	802,872
Total current liabilities	3,217,815	3,164,960
Long-term debt, net of current maturities	3,812,411	3,724,474
Operating lease liabilities, net of current portion	170,347	170,427
Deferred income taxes	183,082	191,098
Insurance and other non-current liabilities	489,458	487,309
Total liabilities	7,873,113	7,738,268
Commitments and Contingencies
Equity:
Common stock, $0.00001 par value, 600,000,000 shares authorized, 170,437,992 and 168,546,513 shares issued, and 143,765,604 and 142,633,934 shares outstanding	2	2
Additional paid-in capital	2,637,240	2,615,410
Retained earnings	3,789,025	3,714,843
Accumulated other comprehensive loss	(224,414)	(237,689)
Treasury stock, 26,672,388 and 25,912,579 common shares	(1,064,334)	(980,265)
Total stockholders’ equity	5,137,519	5,112,301
Non-controlling interests	4,469	4,620
Total equity	5,141,988	5,116,921
Total liabilities and equity	$13,015,101	$12,855,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues	$3,965,525	$2,703,581
Cost of services (including depreciation)	3,417,354	2,330,691
Gross profit	548,171	372,890
Equity in earnings of integral unconsolidated affiliates	15,152	5,183
Selling, general and administrative expenses	(324,887)	(243,352)
Amortization of intangible assets	(115,751)	(21,355)
Change in fair value of contingent consideration liabilities	(5,169)	363
Operating income	117,516	113,729
Interest and other financing expenses	(24,728)	(12,475)
Interest income	69	117
Other income (expense), net	(1,273)	3,672
Income before income taxes	91,584	105,043
Provision for income taxes	6,556	13,724
Net income	85,028	91,319
Less: Net income attributable to non-controlling interests	387	1,558
Net income attributable to common stock	$84,641	$89,761

Earnings per share attributable to common stock:
Basic	$0.59	$0.64
Diluted	$0.57	$0.62

Shares used in computing earnings per share:
Weighted average basic shares outstanding	143,541	140,121
Weighted average diluted shares outstanding	148,082	144,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income	$85,028	$91,319
Other comprehensive income, net of taxes:
Foreign currency translation adjustment, net of tax of $0 and $0	13,528	8,532
Other income (loss), net of tax of $(47) and $2	(253)	7
Other comprehensive income, net of taxes	13,275	8,539
Comprehensive income	98,303	99,858
Less: Comprehensive income attributable to non-controlling interests	387	1,558
Total comprehensive income attributable to common stock	$97,916	$98,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$85,028	$91,319
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	70,954	62,107
Amortization of intangible assets	115,751	21,355
Change in fair value of contingent consideration liabilities	5,169	(363)
Equity in earnings of unconsolidated affiliates	(20,490)	(5,868)
Amortization of deferred financing costs	1,458	846
Gain on sale of property and equipment	(2,193)	(4,982)
Gain on sale of investments	(6,696)	—
Unrealized loss from mark-to-market adjustment on investment	8,393	—
Provision for credit losses	133	43
Deferred income tax expense (benefit)	(8,098)	2,494
Non-cash stock-based compensation	22,992	18,687
Foreign currency (gain) loss	1,581	(576)
Payments for contingent consideration liabilities	(63)	—
Changes in operating assets and liabilities, net of non-cash transactions	(188,829)	(59,449)
Net cash provided by operating activities	85,090	125,613
Cash Flows from Investing Activities:
Capital expenditures	(109,937)	(83,486)
Proceeds from sale of property and equipment	8,810	7,223
Proceeds from insurance settlements related to property and equipment	191	7
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	—	(32,778)
Investments in unconsolidated affiliates and other	(8,319)	(113,982)
Cash received from investments	16,460	210
Cash paid for intangible assets	(274)	—
Net cash used in investing activities	(93,069)	(222,806)
Cash Flows from Financing Activities:
Borrowings under credit facility	1,369,151	828,496
Payments under credit facility	(1,301,146)	(656,818)
Payments on other long-term debt	(2,079)	(857)
Net borrowings of short-term debt	(15,703)	(4,247)
Deferred financing costs	(48)	—
Payments for contingent consideration liabilities	(1,514)	(263)
Distributions to non-controlling interests	(538)	(1,129)
Payments related to tax withholding for share-based compensation	(11,252)	(23,921)
Payments of dividends	(10,842)	(8,798)
Repurchase of common stock	(9,479)	(19,474)
Net cash provided by financing activities	16,550	112,989

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	378	11
Net increase in cash, cash equivalents and restricted cash	8,949	15,807
Cash, cash equivalents and restricted cash, beginning of period	231,887	186,808
Cash, cash equivalents and restricted cash, end of period	$240,836	$202,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2021	142,633,934	$2	$2,615,410	$3,714,843	$(237,689)	$(980,265)	$5,112,301	$4,620	$5,116,921
Other comprehensive income, net of taxes	—	—	—	—	13,275	—	13,275	—	13,275
Stock-based compensation activity	1,216,468	—	21,830	—	—	(73,643)	(51,813)	—	(51,813)
Common stock repurchases	(84,798)	—	—	—	—	(10,426)	(10,426)	—	(10,426)
Dividends declared ($0.07 per share)	—	—	—	(10,459)	—	—	(10,459)	—	(10,459)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(538)	(538)
Net income	—	—	—	84,641	—	—	84,641	387	85,028
Balance, March 31, 2022	143,765,604	$2	$2,637,240	$3,789,025	$(224,414)	$(1,064,334)	$5,137,519	$4,469	$5,141,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2020	138,300,191	$2	$2,170,026	$3,264,967	$(232,997)	$(857,817)	$4,344,181	$4,791	$4,348,972
Other comprehensive income, net of taxes	—	—	—	—	8,539	—	8,539	—	8,539
Stock-based compensation activity	1,368,739	—	13,702	—	—	(55,101)	(41,399)	—	(41,399)
Common stock repurchases	(222,081)	—	—	—		(17,710)	(17,710)	—	(17,710)
Dividends declared ($0.06 per share)	—	—	—	(8,429)	—	—	(8,429)	—	(8,429)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,129)	(1,129)
Net income	—	—	—	89,761	—	—	89,761	1,558	91,319
Balance, March 31, 2021	139,446,849	$2	$2,183,728	$3,346,299	$(224,458)	$(930,628)	$4,374,943	$5,220	$4,380,163

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
Electric Power Infrastructure Solutions Segment
The Electric Power Infrastructure Solutions segment provides comprehensive network solutions to customers involved in the electric power industry. Services include design, procurement, new construction, upgrade and repair and maintenance for electric power transmission and distribution infrastructure, both overhead and underground, and substation facilities, along with other engineering and technical services. This includes solutions that support the implementation of upgrades by utilities to modernize and harden the electric power grid in order to ensure its safety and enhance reliability. In addition, this segment provides emergency restoration services, including the repair of infrastructure damaged by fire and inclement weather; the energized installation, maintenance and upgrade of electric power infrastructure utilizing bare hand and hot stick methods and Quanta’s robotic arm techniques; and the installation of “smart grid” technologies on electric power networks. This segment also provides comprehensive design and construction solutions to wireline and wireless communications companies, cable multi-system operators and other customers within the communications industry, including services in connection with 5G wireless deployment; and the design, installation, maintenance and repair services related to commercial and industrial wiring. Additionally, this segment provides aviation services primarily for the utility industry, including the transportation of line workers, the setting of poles and towers and the stringing of wires. The majority of the financial results of Quanta’s postsecondary educational institution, which specializes in pre-apprenticeship training, apprenticeship training and specialized utility task training for electric workers, as well as training for the gas distribution and communications industries, are also included in the segment.
Renewable Energy Infrastructure Solutions Segment
The Renewable Energy Infrastructure Solutions segment provides comprehensive infrastructure solutions to customers involved in the renewable energy industry. Services include engineering, procurement, new construction, repowering and repair and maintenance for renewable generation facilities, such as utility-scale wind, solar, and hydropower generation facilities and battery storage facilities, as well as engineering and construction services for substations and switchyards, transmission and other electrical infrastructure needed to interconnect and transmit renewable energy generation and battery storage facilities.
Underground Utility and Infrastructure Solutions Segment
The Underground Utility and Infrastructure Solutions segment provides comprehensive infrastructure solutions for customers involved in the development, transportation, distribution, storage and processing of natural gas, oil and other products. Services include design, engineering, procurement, new construction, upgrade and repair and maintenance for natural gas systems for gas utility customers, as well as pipeline protection, integrity testing, rehabilitation and replacement services. Quanta also provides catalyst replacement services, high-pressure and critical-path turnaround services, instrumentation and electrical services, piping, fabrication and storage tank services for the midstream and downstream industrial energy markets. This segment also provides engineering and construction services for pipeline systems, storage systems and compressor and pump stations and the fabrication of pipeline support systems and related structures and facilities, as well as trenching, directional boring and mechanized welding services related to the services described above and in connection with Quanta’s electric power infrastructure services. This segment also provides engineering, construction and maintenance services for energy transition and carbon-reduction related projects, such as alternative fuel facilities, carbon capture systems and hydrogen facilities.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES:
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
Quanta recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta and its consolidated subsidiaries. Certain of Quanta’s accounting policies are included in Note 2 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of Quanta’s 2021 Annual Report.

3. NEW ACCOUNTING PRONOUNCEMENTS:
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

4. REVENUE RECOGNITION AND RELATED BALANCE SHEET ACCOUNTS:
Contracts
Quanta’s services may be provided pursuant to master service agreements (MSAs), repair and maintenance contracts and fixed price and non-fixed price construction contracts. These contracts are classified into three categories.
The following tables present Quanta’s revenue disaggregated by contract type and by geographic location, as determined by the job location (in thousands):

	Three Months Ended March 31,
	2022		2021
By contract type:
Fixed price contracts	$1,689,635	42.6%	$1,064,247	39.4%
Unit-price contracts	1,357,602	34.2%	976,562	36.1%
Cost-plus contracts	918,288	23.2%	662,772	24.5%
Total revenues	$3,965,525	100.0%	$2,703,581	100.0%

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 31,
	2022		2021
By primary geographic location:
United States	$3,323,969	83.8%	$2,206,116	81.6%
Canada	550,905	13.9%	413,846	15.3%
Australia	55,201	1.4%	55,107	2.0%
Others	35,450	0.9%	28,512	1.1%
Total revenues	$3,965,525	100.0%	$2,703,581	100.0%

Under fixed-price contracts, as well as unit-price contracts with more than an insignificant amount of partially completed units, revenue is recognized as performance obligations are satisfied over time, with the percentage of completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 51.2% and 44.4% of Quanta’s revenues recognized during the three months ended March 31, 2022 and 2021 were associated with this revenue recognition method.
Performance Obligations
As of March 31, 2022 and December 31, 2021, the aggregate transaction price allocated to unsatisfied or partially satisfied performance obligations was approximately $6.84 billion and $5.90 billion, with 78.4% and 81.8% expected to be recognized in the subsequent twelve months. These amounts represent management’s estimates of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work had not yet begun as of such dates. For purposes of calculating remaining performance obligations, Quanta includes all estimated revenues attributable to consolidated joint ventures and variable interest entities, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under MSAs and non-fixed price contracts expected to be completed within one year.
Contract Estimates and Changes in Estimates
Actual revenues and project costs can vary, sometimes substantially, from previous estimates due to changes in a variety of factors, including unforeseen or changed circumstances not included in Quanta’s cost estimates or covered by its contracts. Some of the factors that can result in positive changes in estimates on projects include successful execution through project risks, reduction of estimated project costs or increases of estimated revenues. Some of the factors that can result in negative changes in estimates include concealed or unknown site conditions; changes to or disputes with customers regarding the scope of services; changes in estimates related to the length of time to complete a performance obligation; changes or delays with respect to permitting and regulatory requirements; changes in the cost of equipment, commodities, materials or skilled labor; unanticipated costs or claims due to delays or failure to perform by customers or third parties; customer failure to provide required materials or equipment; errors in engineering, specifications or designs; project modifications; adverse weather conditions, natural disasters, and other emergencies (including the COVID-19 pandemic); and performance and quality issues causing delay (including payment of liquidated damages) or requiring rework or replacement. Any changes in estimates could result in changes to profitability or losses associated with the related performance obligations.
Additionally, changes in cost estimates on certain contracts may result in the issuance of change orders, which can be approved or unapproved by the customer, or the assertion of contract claims. Quanta recognizes amounts associated with change orders and claims as revenue if it is probable that the contract price will be adjusted and the amount of any such adjustment can be reasonably estimated. As of March 31, 2022 and December 31, 2021, Quanta had recognized revenues of $443.7 million and $367.8 million related to change orders and claims included as contract price adjustments that were in the process of being negotiated in the normal course of business. The largest component of the revenues recognized is associated with change orders and claims arising from delays, administrative requirements and labor issues on two transmission projects in Canada that negatively impacted productivity, which were primarily attributable to governmental requirements and worksite restrictions related to the COVID-19 pandemic. Additionally, during the third quarter of 2021, both of the projects were negatively impacted by unrelated wildfires in the region, and one project was also negatively impacted by acceleration of the project timeline. Quanta believes that the contracts for these projects entitle it to recover certain amounts associated with these delays, which are the subject of certain change orders and claims described above.

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
Revenues were positively impacted by $33.0 million and $54.3 million during the three months ended March 31, 2022 and 2021 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2021 and 2020.
Operating results for the three months ended March 31, 2022 were favorably impacted by $29.3 million, or 5.3%, of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress as of December 31, 2021. The overall favorable impact resulted from net positive changes in estimates across a large number of projects, primarily as a result of favorable performance and successful mitigation of risks and contingencies as the projects progressed to completion.
Operating results for the three months ended March 31, 2021 were favorably impacted by $42.9 million, or 11.5%, of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress as of December 31, 2020. The overall favorable impact resulted from net positive changes in estimates across a large number of projects, primarily as a result of favorable performance and successful mitigation of risks and contingencies as the projects progressed to completion. Partially offsetting the net favorable impact to gross profit for the three months ended March 31, 2021 was a negative change in estimate of $14.8 million associated with a communications project in the United States that arose from challenges with subcontractor performance and site conditions. This project has a total contract value of $117.9 million and was approximately 63% complete as of March 31, 2022.
Contract Assets and Liabilities
Contract assets and liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Contract assets	$975,342	$803,453
Contract liabilities	$800,578	$802,872
Contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; and unapproved change orders and contract claims recognized as revenues. The increase in contract assets from December 31, 2021 to March 31, 2022 was primarily due to increased working capital requirements and the timing of billings related to progress on the two large transmission projects in Canada described above, as well as the recognition of certain change orders and claims for such projects. Both of the projects were negatively impacted by delays and labor issues related to the COVID-19 pandemic and unrelated wildfires in the region, and one project was also negatively impacted by acceleration of the project timeline, all of which resulted in change orders and an increase in contract assets. This project was substantially complete as of March 31, 2022.
During the three months ended March 31, 2022 and 2021, Quanta recognized revenue of approximately $507.2 million and $245.7 million related to contract liabilities outstanding as of December 31, 2021 and 2020.
Accounts Receivable, Allowance for Credit Losses and Concentrations of Credit Risk
Quanta’s historical loss ratio and its determination of its risk pool, which are used to calculate expected credit losses, may be adjusted for changes in customer credit concentrations within its portfolio of financial assets, its customers’ ability to pay, and other considerations, such as economic and market changes, changes to regulatory or technological environments affecting customers and the consistency between current and forecasted economic conditions and historical economic conditions used to derive historical loss ratios. At the end of each quarter, management reassesses these and other relevant factors, including any

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

potential effects from the uncertainties and challenges in the energy market and overall economy caused by the COVID-19 pandemic.
Quanta considers accounts receivable delinquent after 30 days but does not generally consider such amounts delinquent in its credit loss analysis unless the accounts receivable are at least 90 days past due. In addition to monitoring delinquent accounts, management monitors the credit quality of its receivables and contract assets by, among other things, obtaining credit ratings of significant customers, assessing economic and market conditions and evaluating material changes to a customer’s business, cash flows and financial condition. Should anticipated recoveries relating to receivables fail to materialize, including anticipated recoveries relating to bankruptcies or other workout situations, Quanta could experience reduced cash flows and losses in excess of current allowances provided.
Activity in Quanta’s allowance for credit losses consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Balance at beginning of period	$49,749	$16,546
Provision for credit losses	133	43
Direct write-offs charged against the allowance (recoveries of uncollectible receivables)	34	(140)
Balance at end of period	$49,916	$16,449
Provision for credit losses is included in “Selling, general and administrative expenses” in the consolidated statements of operations.
Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and its net receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and contract assets net of advanced billings with the same customer. Quanta grants credit under normal payment terms, generally without collateral, to its customers, which primarily include utilities, renewable energy developers, communications providers, industrial companies and energy delivery companies located primarily in the United States, Canada and Australia. One customer represented 13% of Quanta’s consolidated net receivable position as of March 31, 2022 and 11% of Quanta’s consolidated net receivable position as of December 31, 2021. Another customer, when combined with the net receivable position of a joint venture in which such customer owns a 50% interest, also represented 10% of Quanta’s consolidated net receivable position as of March 31, 2022 and 11% of Quanta’s consolidated net receivable position as of December 31, 2021. The same customer represented 11% of Quanta’s consolidated revenues for the three months ended March 31, 2022. The projects associated with these customers were primarily in Quanta’s Electric Power Infrastructure Solutions and Renewable Energy Infrastructure Solutions segments and are the same customers on the two large transmission projects in Canada described above. No customers represented 10% or more of Quanta’s consolidated revenues for the three months ended March 31, 2021.
Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on Quanta’s experience in recent years, the majority of these retainage balances are expected to be collected within approximately one year. Retainage balances with expected settlement dates within one year of March 31, 2022 and December 31, 2021 were $353.6 million and $406.7 million, which are included in “Accounts receivable.” Retainage balances with expected settlement dates beyond one year were $108.4 million and $93.9 million and are included in “Other assets, net.”
Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date or when amounts arise from routine lags in billing (for example, work completed during one month but not billed until the next month). These balances do not include revenues recognized for work performed under fixed-price contracts, as these amounts are recorded as “Contract assets.” As of March 31, 2022 and December 31, 2021, unbilled receivables included in “Accounts receivable” were $792.2 million and $679.0 million. The increase in unbilled receivables was primarily due to the ramp up of work and certain delays in billing related to certain large customers. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $47.2 million and $51.8 million as of March 31, 2022 and December 31, 2021.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

5. SEGMENT INFORMATION:
Beginning with the three months ended December 31, 2021, Quanta reports results under three reportable segments: (1) Electric Power Infrastructure Solutions, (2) Renewable Energy Infrastructure Solutions and (3) Underground Utility and Infrastructure Solutions. The Renewable Energy Infrastructure Solutions segment was added primarily due to the acquisition of Blattner Holding Company and its operating subsidiaries (collectively, Blattner) on October 13, 2021. For additional information regarding this acquisition, see Note 6. In conjunction with this change, certain prior period amounts have been recast to conform to this new segment reporting structure. This structure is generally based on the broad end-user markets for Quanta’s services. See Note 1 for additional information regarding Quanta’s reportable segments.
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
Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Electric Power Infrastructure Solutions	$2,138,697	$1,676,046
Renewable Energy Infrastructure Solutions	875,632	384,074
Underground Utility and Infrastructure Solutions	951,196	643,461
Consolidated revenues	$3,965,525	$2,703,581
Operating income (loss):
Electric Power Infrastructure Solutions (1)	$203,419	$153,739
Renewable Energy Infrastructure Solutions	69,942	45,296
Underground Utility and Infrastructure Solutions	48,175	8,813
Corporate and Non-Allocated Costs (2)	(204,020)	(94,119)
Consolidated operating income	$117,516	$113,729
Depreciation:
Electric Power Infrastructure Solutions	$36,779	$34,404
Renewable Energy Infrastructure Solutions	8,233	2,241
Underground Utility and Infrastructure Solutions	20,938	21,087
Corporate and Non-Allocated Costs	5,004	4,375
Consolidated depreciation	$70,954	$62,107
(1)    Operating income for the Electric Power Infrastructure Solutions segment includes equity in earnings of integral unconsolidated affiliates that are operationally integral to the operations of Quanta, which primarily consists of equity in earnings related to Quanta’s equity interest in LUMA.
(2)    Corporate and Non-Allocated Costs for the three months ended March 31, 2022 and 2021 included amortization expense of $115.8 million and $21.4 million and non-cash stock-based compensation of $22.4 million and $18.7 million.

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
Foreign Operations
During the three months ended March 31, 2022 and 2021, Quanta derived $641.6 million and $497.5 million of its revenues from foreign operations. Of Quanta’s foreign revenues, 86% and 83% were earned in Canada during the three months ended March 31, 2022 and 2021. In addition, Quanta held property and equipment of $331.2 million and $338.1 million in foreign countries, primarily Canada, as of March 31, 2022 and December 31, 2021.

6. ACQUISITIONS:
The results of operations of acquired businesses have been included in Quanta’s consolidated financial statements since the respective acquisition dates. Quanta did not acquire any businesses during the three months ended March 31, 2022.
On October 13, 2021, Quanta completed the acquisition of Blattner, a large and leading utility-scale renewable energy infrastructure solutions provider that is located in and primarily operates in North America. Blattner provides comprehensive solutions to customers in the renewable energy industry, which generally include front-end engineering, procurement, project management and construction services for wind, solar and energy storage projects. Consideration for this acquisition included $2.43 billion paid or payable in cash, which includes certain post-closing adjustments through March 31, 2022, and 3,326,955 shares of Quanta common stock, which had a fair value of $345.4 million as of the date of the acquisition. The final amount of consideration for the acquisition remains subject to certain remaining post-closing adjustments that are in the process of being completed, including with respect to net working capital (inclusive of cash) and certain assumed liabilities. Additionally, the former owners of Blattner are eligible to receive potential payment of up to $300.0 million of contingent consideration, payable to the extent the acquired business achieves certain financial performance targets each fiscal year over a three-year period beginning in January 2022. Based on the estimated fair value of the contingent consideration, Quanta recorded a $125.6 million liability as of the date of the acquisition. As of March 31, 2022, the fair value of the contingent consideration liability was $137.5 million, including accretion of $4.2 million recorded in the three months ended March 31, 2022. Contingent consideration is earned based on performance during each year of the three-year performance period ending on December 31, 2024, and amounts earned are payable in cash after the end of the applicable performance year. Quanta may defer payment of earned contingent consideration amounts at its sole discretion, until after the end of the entire three-year performance period; however, any deferred amounts will accrue interest at five percent per annum until paid. Blattner’s results are included in Quanta’s consolidated financial statements in the Renewable Energy Infrastructure Solutions segment since the acquisition date.
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
Purchase Price Allocation
Quanta is finalizing its fair value assessments for the acquired assets and assumed liabilities related to businesses acquired subsequent to March 31, 2021, and further adjustments to the purchase price allocations may occur. As of March 31, 2022, the estimated fair values of the net assets acquired were preliminary, with possible updates primarily related to tax estimates and the finalization of closing working capital adjustments. The aggregate consideration paid or payable for

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

businesses acquired between March 31, 2021 and March 31, 2022 was allocated to acquired assets and assumed liabilities, which resulted in an allocation of $246.4 million to net tangible assets, $1.53 billion to identifiable intangible assets and $1.47 billion to goodwill.
Goodwill represents the amount by which the purchase price for an acquired business exceeds the net fair value of the assets acquired and liabilities assumed. Goodwill, included in the Renewable Energy Infrastructure Solutions Segment, increased by $58.9 million during the three months ended March 31, 2022 as a result of certain post-closing consideration adjustments associated with Quanta’s acquisition of Blattner. The acquisitions completed in the year ended December 31, 2021 strategically expanded Quanta’s domestic renewable energy infrastructure solutions, domestic and international electric power infrastructure solutions, domestic communications service offerings, and domestic and international underground utility and infrastructure solutions, which Quanta believes contributes to the recognition of the goodwill. Approximately $1.5 billion of goodwill is expected to be deductible for income tax purposes related to acquisitions completed in the year ended December 31, 2021.
Contingent Consideration
As described above, certain business acquisitions have contingent consideration liabilities associated with the transactions. Aggregate fair values of these outstanding contingent consideration liabilities and their classification in the accompanying consolidated balance sheets were as follows (in thousands):

	March 31, 2022	December 31, 2021
Accounts payable and accrued expenses	$1,979	$2,591
Insurance and other non-current liabilities	144,685	140,482
Total contingent consideration liabilities	$146,664	$143,073
As of March 31, 2022, the fair value of the contingent consideration liability for the Blattner acquisition is $137.5 million as discussed above. Quanta’s aggregate contingent consideration liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, accretion in present value and changes in the estimated fair value of amounts owed based on the performance of acquired businesses in post-acquisition periods. These changes are reflected in “Change in fair value of contingent consideration liabilities” in the accompanying consolidated statements of operations. The majority of Quanta’s outstanding contingent consideration liabilities are subject to a maximum payment amount, which totaled $312.2 million as of March 31, 2022.
Pro Forma Results of Operations
The following unaudited supplemental pro forma results of operations for Quanta, which incorporate the acquisitions completed in 2021, have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors (in thousands, except per share amounts).

Three Months Ended
March 31,
2021
Revenues	$3,317,615
Gross profit	$499,561
Selling, general and administrative expenses	$(306,426)
Amortization of intangible assets	$(67,575)
Net income	$96,008
Net income attributable to common stock	$94,450

Earnings per share attributable to common stock:
Basic	$0.66
Diluted	$0.64

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The pro forma combined results of operations for the three months ended March 31, 2021 were prepared by adjusting the historical results of Quanta to include the historical results of the acquisitions completed in 2021 as if they occurred January 1, 2020. These pro forma combined historical results were adjusted for the following: a reduction of interest and other financing expenses as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest and other financing expenses as a result of the cash consideration paid and debt incurred by Quanta for the purpose of financing the acquisition of Blattner; an increase in amortization expense due to the intangible assets recorded; elimination of inter-company sales; changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies; an increase in the number of outstanding shares of Quanta common stock; reclassifications to conform the acquired businesses’ presentation to Quanta’s accounting policies; and elimination of certain transaction costs incurred by Blattner and directly related to the acquisition of the business by Quanta. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs incurred by Quanta or any cost savings or other synergies that resulted or may result from the acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.
There were nominal amounts of revenues and income before income taxes included in Quanta’s condensed consolidated results of operations for the three months ended March 31, 2021 related to the acquisition completed in the three months ended March 31, 2021.

7. GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill
Goodwill, net of accumulated impairment losses, represents the excess of cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses and is stated at cost.
Quanta’s reporting units for the purpose of assessing goodwill impairment align with its three reportable segments. Goodwill is not amortized but is tested for impairment annually in the fourth quarter of the fiscal year, or more frequently if events or circumstances arise which indicate that goodwill may be impaired. Qualitative indicators that may trigger the need for annual or interim quantitative impairment testing include, among other things, deterioration in macroeconomic conditions; declining financial performance; deterioration in the operational environment; an expectation of selling or disposing of a portion of a reporting unit; a significant change in market, management, business strategy or business climate; a loss of a significant customer; increased competition; a sustained decrease in share price; or a decrease in Quanta’s market capitalization below book value. Quanta did not identify any triggering events in and did not recognize any goodwill impairments for the three months ended March 31, 2022.
Intangible Assets
Quanta’s intangible assets include customer relationships; backlog; trade names; non-compete agreements; patented rights, developed technology, and process certifications; and curriculum, all of which are subject to amortization, as well as an engineering license, which is not subject to amortization. Quanta did not identify any triggering events in and did not recognize any intangible asset impairments for the three months ended March 31, 2022.
In connection with its annual goodwill assessment in 2021, Quanta also considered the sensitivity of its fair value estimates to changes in certain valuation assumptions, including with respect to reporting units within Quanta’s Underground Utility and Infrastructure Solutions segment that were negatively impacted by energy market challenges. In particular, two Canadian pipeline-related businesses were identified in the annual goodwill assessment to have an increased risk of goodwill impairment in the near and medium term. After taking into account a 10% decrease in fair value, these reporting units would have had fair values below their carrying amounts as of December 31, 2021. The aggregate goodwill and intangible asset balances for these two businesses totaled $77.4 million and $11.9 million as of March 31, 2022. Quanta will continue to monitor the goodwill associated with these reporting units, and should they suffer additional declines in actual or forecasted financial results, the risk of goodwill impairment would increase.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8. INVESTMENTS IN AFFILIATES AND OTHER ENTITIES:
Investments in Affiliates and Other Entities
The carrying values for Quanta’s unconsolidated equity method investments were $123.3 million and $101.2 million as of March 31, 2022 and December 31, 2021 and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets. Quanta’s share of net income or losses of these investments is included within operating income in the accompanying condensed consolidated statements of operations when the investee is operationally integral to the operations of Quanta and is reported as “Equity in earnings (losses) of integral unconsolidated affiliates.” Quanta’s share of net income or losses for investments considered non-integral to the operations of Quanta is reported as “Other income (expense).”
Quanta’s equity method investment balance includes investments in various entities, one of which is Quanta’s 50% interest in LUMA Energy, LLC (LUMA), an integral equity method investment, with a carrying investment value of $39.9 million and $30.6 million as of March 31, 2022 and December 31, 2021. During 2020, the LUMA joint venture was selected for a 15-year operation and maintenance agreement to operate, maintain and modernize the approximately 18,000-mile electric transmission and distribution system in Puerto Rico, and in June 2021 completed the steps necessary to transition operation and maintenance of the system from the owner to LUMA and entered into an interim services agreement. During the interim services period covered by this agreement, LUMA receives a fixed annual management fee, payable in monthly installments, and is reimbursed for costs and expenses. The 15-year operation and maintenance period is scheduled to begin once the owner emerges from its Title III debt restructuring process, and during this period LUMA will continue to be reimbursed for costs and expenses and receive a fixed annual management fee, with the opportunity to receive additional annual performance-based incentive fees. LUMA has not assumed and will not assume ownership of the electric transmission and distribution system assets and is not responsible for operation of the power generation assets. Quanta’s ownership interest and participation in LUMA is accounted for as an equity method investment due to Quanta’s and its joint venture partner’s equal ownership of LUMA. LUMA is operationally integral to the operations of Quanta, and therefore Quanta’s share of LUMA’s net income or losses is reported within operating income in “Equity in earnings (losses) of integral unconsolidated affiliates.”
Also included within the equity method investments described above is a 44% interest in an entity that provides right-of-way solutions, including site preparation and clearing, materials delivery and installation and management of permitting requirements and traffic control, which Quanta acquired in October 2021. As of March 31, 2022, the carrying value of the investment was $33.7 million. This investment is operationally integral to the operations of Quanta, and therefore Quanta’s share of the entity’s net income or losses is reported within operating income in “Equity in earnings (losses) of integral unconsolidated affiliates.”
As of March 31, 2022, Quanta had receivables of $54.9 million and payables of $62.0 million from its integral unconsolidated affiliates. During the three months ended March 31, 2022, Quanta had revenues of $25.1 million and costs of sales of $50.4 million from its integral unconsolidated affiliates.
As of March 31, 2022, the carrying value for an investment accounted for using the accounting guidance for equity securities with a readily determinable fair value was $83.1 million, which is described further below; and the carrying value for investments accounted for using the accounting guidance for equity securities without a readily determinable fair value was $28.1 million. This is compared to the carrying value of investments as of December 31, 2021 of $130.2 million for equity securities without readily determinable fair values. These amounts are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.
During the three months ended March 31, 2021, Quanta acquired a preferred non-controlling interest in a broadband technology provider for $90.0 million. On March 29, 2022, pursuant to the terms of an agreement and plan of merger with a special purpose acquisition company, the broadband technology provider became Starry Group Holdings, Inc. (Starry), which became a publicly traded company in March 2022, and Quanta’s preferred equity interest converted to a common equity interest, without preferential liquidation rights, in the publicly traded company. Additionally, during the three months ended March 31, 2022, Quanta entered into a subscription agreement pursuant to which it acquired an additional common equity interest in the publicly traded company for $1.5 million. Quanta remeasured the fair value of this investment based on the market price of the publicly traded company’s stock as of March 31, 2022, which resulted in a $8.4 million decrease in the fair value of the investment balance to $83.1 million. The change in fair value was recorded within “Other income (expense), net” on Quanta’s condensed consolidated statements of operations for the three months ended March 31, 2022. Additionally, the shares of common equity held by Quanta in Starry remain subject to a lock-up period that restricts the transfer of such shares for 180 days after March 29, 2022.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

During the three months ended March 31, 2022, Quanta sold its non-controlling ownership interest in a technology company and recognized a gain of $6.7 million ($5.0 million, net of tax expense). The gain was recorded in “Other income (expense), net.”
During the three months ended March 31, 2021, Quanta also purchased, through its wholly-owned captive insurance company, certain real property, including associated buildings and facilities, that is being developed for its future corporate headquarters. A portion of this property is currently leased to third-party lessees and is expected to continue to be leased to third-party lessees in the future. As a result, an investment in real estate of $23.5 million was recognized at cost for the third-party leased portion of the property during the three months ended March 31, 2021, and the carrying amount of $23.2 million is included in “Other assets, net” in the accompanying condensed consolidated balance sheet as of March 31, 2022.

9. PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Amounts attributable to common stock:
Net income attributable to common stock	$84,641	$89,761

Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	143,541	140,121
Effect of dilutive unvested non-participating stock-based awards	4,541	4,326
Weighted average shares outstanding for diluted earnings per share attributable to common stock	148,082	144,447
Basic and diluted earnings per share attributable to common stock are computed using the weighted average number of shares of common stock outstanding during the applicable period. Additionally, unvested stock-based awards that contain non-forfeitable rights to dividends or dividend equivalents (participating securities) have been included in the calculation of basic and diluted earnings per share attributable to common stock for the portion of the periods that the awards were outstanding. Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock included 0.3 million and 1.1 million weighted average participating securities for the three months ended March 31, 2022 and 2021.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

10. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
0.950% Senior Notes due October 2024	$500,000	$500,000
2.900% Senior Notes due October 2030	1,000,000	1,000,000
2.350% Senior Notes due January 2032	500,000	500,000
3.050% Senior Notes due October 2041	500,000	500,000
Borrowings under senior credit facility	1,272,879	1,199,841
Other long-term debt	86,421	64,800
Finance leases	3,341	2,546
Unamortized discount and debt issuance costs related to senior notes and term loan	(28,365)	(29,295)
Total long-term debt obligations	3,834,276	3,737,892
Less — Current maturities of long-term debt	21,865	13,418
Total long-term debt obligations, net of current maturities	$3,812,411	$3,724,474
Quanta’s current maturities of long-term debt and short-term debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Short-term debt	$—	$15,748
Current maturities of long-term debt	21,865	13,418
Current maturities of long-term debt and short-term debt	$21,865	$29,166
Senior Notes
The interest amounts due on Quanta’s senior notes are set forth below (dollars in thousands).

Title of the Notes	Interest Amount	Payment Dates	Commencement Date
0.950% Senior Notes due October 2024	$2,375	April 1 and October 1	April 1, 2022
2.900% Senior Notes due October 2030	$14,500	April 1 and October 1	April 1, 2021
2.350% Senior Notes due January 2032	$5,875	January 15 and July 15	July 15, 2022
3.050% Senior Notes due October 2041	$7,625	April 1 and October 1	April 1, 2022
Senior Credit Facility
The credit agreement for Quanta’s senior credit facility (the credit agreement) provides for a $750.0 million term loan facility and aggregate revolving commitments of $2.64 billion, with a maturity date of October 8, 2026. Borrowings under the senior credit facility and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2022	2021
Maximum amount outstanding under the senior credit facility during the period	$1,451,597	$363,054
Average daily amount outstanding under the senior credit facility	$1,256,150	$214,389
Weighted-average interest rate of the senior credit facility	1.71%	2.18%
The credit agreement contains certain covenants, including, as of the end of any fiscal quarter of Quanta, (i) a maximum Consolidated Leverage Ratio (as defined in the credit agreement) of 3.5 to 1.0 (except that in connection with certain permitted acquisitions in excess of $200.0 million, such ratio is 4.0 to 1.0 for the fiscal quarter in which the acquisition is completed and the four subsequent fiscal quarters) and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement) of 3.0 to 1.0. As of March 31, 2022, Quanta was in compliance with all of the financial covenants under the credit agreement.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Term Loans. As of March 31, 2022, Quanta had $750.0 million outstanding under its term loan facility. Quanta is required to make quarterly principal payments on the first business day of each January, April, July and October, beginning in January 2023, on outstanding borrowings under the term loan facility in an amount equal to $4.7 million per quarter in 2023 and 2024, $9.4 million per quarter in 2025 and $18.8 million per quarter in 2026. The aggregate remaining principal amount outstanding for the new term loan facility must be paid on the maturity date of the senior credit facility.
Revolving Loans. As of March 31, 2022, Quanta had $522.9 million of outstanding revolving loans under the senior credit facility. Of the total outstanding borrowings, $135.0 million were denominated in U.S. dollars, $343.0 million were denominated in Canadian dollars and $44.9 million were denominated in Australian dollars. As of March 31, 2022, Quanta also had $324.1 million of letters of credit issued under the senior credit facility, of which $241.3 million were denominated in U.S. dollars and $82.8 million were denominated in currencies other than the U.S. dollar, primarily Canadian dollars. As of March 31, 2022, subject to the applicable sublimits and other terms and conditions, the remaining $1.79 billion of available commitments under the senior credit facility was available for loans or issuing new letters of credit in U.S. dollars and certain alternative currencies.
Deferred Financing Costs. As of March 31, 2022 and December 31, 2021, capitalized deferred financing costs, net of accumulated amortization, related to Quanta’s revolving loans under its senior credit facility were $9.5 million and $10.1 million.

11. LEASES:
Quanta primarily leases land, buildings, vehicles, construction equipment and office equipment. The components of lease costs in the accompanying condensed consolidated statements of operations are as follows (in thousands):

		Three Months Ended
		March 31,
Lease cost	Classification	2022	2021
Finance lease cost:
Amortization of lease assets	Depreciation (1)	$440	$244
Interest on lease liabilities	Interest and other financing expenses	27	27
Operating lease cost	Cost of services and Selling, general and administrative expenses	24,877	27,776
Short-term and variable lease cost (2)	Cost of services and Selling, general and administrative expenses	219,299	157,899
Total lease cost		$244,643	$185,946
(1)    Depreciation is included within “Cost of services” and “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.
(2)    Short-term lease cost includes both leases and rentals with initial terms of one year or less. Variable lease cost is insignificant.
Quanta has entered into arrangements with certain related parties to lease certain real property and facilities. Typically, the parties are employees of Quanta who are also the former owners of businesses acquired by Quanta, and the real properties and facilities continue to be utilized by Quanta subsequent to the acquisitions. Quanta utilizes third party market valuations to evaluate rental rates for these properties and facilities, and the lease agreements generally have remaining lease terms of up to 10 years, subject to renewal options. Related party lease expense was $3.6 million and $4.8 million for the three months ended March 31, 2022 and 2021.
Certain of Quanta’s equipment rental agreements contain purchase options pursuant to which the purchase price is offset by a portion of the rental payments. When these purchase options are exercised and a substantive benefit is deemed to be transferred to a third-party lessor, the transaction is deemed to be a financing transaction for accounting purposes, which results in the recognition of an asset equal to the purchase price in “Property, plant and equipment, net of accumulated depreciation,” and a corresponding liability in “Current maturities of long-term debt and short-term debt” and “Long-term debt, net of current maturities.” As of March 31, 2022 and December 31, 2021, the assets recorded related to these financing transactions, net of accumulated depreciation, totaled $76.2 million and $53.9 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Future minimum lease payments for operating and finance leases were as follows (in thousands):

	As of March 31, 2022
	Operating Leases	Finance Leases	Total
Remainder of 2022	$65,288	$1,056	$66,344
2023	68,263	1,165	69,428
2024	47,616	682	48,298
2025	34,187	363	34,550
2026	23,408	235	23,643
Thereafter	28,401	7	28,408
Total future minimum operating and finance lease payments	267,163	3,508	270,671
Less imputed interest	(19,833)	(167)	(20,000)
Total lease liabilities	$247,330	$3,341	$250,671
Future minimum lease payments for short-term leases, which are not recorded in the condensed consolidated balance sheets due to Quanta’s accounting policy election, were $16.5 million as of March 31, 2022. Month-to-month rental expense associated primarily with certain equipment rentals is excluded from these amounts because Quanta is unable to accurately predict future rental amounts.
The weighted average remaining lease terms and discount rates were as follows:

As of March 31, 2022
Weighted average remaining lease term (in years):
Operating leases	4.31
Finance leases	3.11
Weighted average discount rate:
Operating leases	3.6%
Finance leases	3.2%
Quanta has also guaranteed the residual value under certain of its equipment operating leases, agreeing to pay any difference between this residual value and the fair market value of the underlying asset at the date of lease termination. As of March 31, 2022, the maximum guaranteed residual value of this equipment was $951.1 million. While Quanta believes that no significant payments will be made as a result of these residual value guarantees, there can be no assurance that significant payments will not be required in the future.
As of March 31, 2022, Quanta entered into a real estate lease, that has not yet commenced, but for which Quanta expects to exercise a purchase option in 2022 in the amount of $53.7 million.

12. INCOME TAXES:
Quanta’s effective tax rates for the three months ended March 31, 2022 and 2021 were 7.2% and 13.1%. Quanta’s effective tax rate for the three months ended March 31, 2022 and 2021 was impacted by the recognition of $20.3 million and $18.0 million of tax benefits resulting from non-cash stock-based compensation awards vesting at higher fair market value than their grant date fair value.
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
As of March 31, 2022, the total amount of unrecognized tax benefits relating to uncertain tax positions was $40.2 million, an increase of $2.5 million from December 31, 2021. The increase resulted primarily from a $2.5 million increase in reserves for uncertain tax positions expected to be taken in 2022. Quanta’s consolidated federal income tax return for tax year 2019 is

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

currently under examination by the Internal Revenue Services (IRS), and Quanta’s consolidated federal income tax returns for tax years 2017, 2018, 2020 and 2021 remain open to examination by the IRS, as these statute of limitations periods have not yet expired. Additionally, various state and foreign tax returns filed by Quanta and certain subsidiaries for multiple periods remain under examination by various U.S. state and foreign tax authorities. Quanta does not consider any state in which it does business to be a major tax jurisdiction. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $8.1 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.

13. EQUITY:
Stock repurchases
Quanta repurchased the following shares of common stock in the open market under stock repurchase programs (in thousands):

Quarter ended:	Shares	Amount
March 31, 2022	85	$10,426
December 31, 2021	—	$—
September 30, 2021	185	$16,828
June 30, 2021	314	$29,450
March 31, 2021	222	$17,710
Quanta’s policy is to record a stock repurchase as of the trade date of the transaction; however, the payment of cash related to the repurchase is made on the settlement date of the transaction. During the three months ended March 31, 2022 and 2021, cash payments related to stock repurchases were $9.5 million and $19.5 million. Repurchases may be implemented through open market repurchases or privately negotiated transactions, at management’s discretion, based on market and business conditions, applicable contractual and legal requirements, including restrictions under Quanta’s senior credit facility, and other factors. Quanta is not obligated to acquire any specific amount of common stock, and the repurchase program may be modified or terminated by Quanta’s Board of Directors at any time at its sole discretion and without notice.
Dividends
Quanta declared and paid the following cash dividends and cash dividend equivalents during 2021 and the first three months of 2022 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
March 30, 2022	April 11, 2022	April 18, 2022	$0.07	$10,459
December 1, 2021	January 4, 2022	January 14, 2022	$0.07	$10,363
August 27, 2021	October 1, 2021	October 15, 2021	$0.06	$8,638
May 27, 2021	July 1, 2021	July 15, 2021	$0.06	$8,650
March 25, 2021	April 6, 2021	April 15, 2021	$0.06	$8,429

14. STOCK-BASED COMPENSATION:
Quanta has stock-based compensation awards outstanding under two equity incentive plans, the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan and the Quanta Services, Inc. 2019 Omnibus Equity Incentive Plan. For descriptions and further information regarding these plans, refer to Note 14 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of the 2021 Annual Report.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Restricted Stock Units (RSUs) to be Settled in Common Stock
A summary of the activity for RSUs to be settled in common stock for the three months ended March 31, 2022 and 2021 is as follows (RSUs in thousands):

	2022		2021
	RSUs	Weighted Average Grant Date Fair Value (Per Unit)	RSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	3,880	$61.64	3,869	$37.57
Granted	768	$110.24	898	$82.21
Vested	(1,177)	$48.50	(1,334)	$36.85
Forfeited	(38)	$63.66	(42)	$37.37
Unvested at March 31	3,433	$77.09	3,391	$49.69
The grant date fair value for RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. The approximate fair value of RSUs that vested during the three months ended March 31, 2022 and 2021 was $132.9 million and $111.2 million.
During the three months ended March 31, 2022 and 2021, Quanta recognized $19.5 million and $15.1 million of non-cash stock compensation expense related to RSUs to be settled in common stock. Such expense is recorded in “Selling, general and administrative expenses.” As of March 31, 2022, there was $195.3 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 4.04 years.
Performance Stock Units (PSUs) to be Settled in Common Stock
A summary of the activity for PSUs to be settled in common stock for the three months ended March 31, 2022 and 2021 is as follows (PSUs in thousands):

	2022		2021
	PSUs	Weighted Average Grant Date Fair Value (Per Unit)	PSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	931	$47.27	1,047	$37.65
Granted	148	$119.04	172	$90.28
Vested	(334)	$40.15	(268)	$38.28
Forfeited	—	N/A	(11)	$36.90
Unvested at March 31	745	$64.69	940	$47.14
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

	2022	2021
Valuation date price based on March 2, 2022 and March 25, 2021 closing stock prices of Quanta common stock	$110.24	$83.48
Expected volatility	39%	36%
Risk-free interest rate	1.64%	0.26%
Term in years	2.83	2.77
During the three months ended March 31, 2022 and 2021, Quanta recognized $3.5 million and $3.6 million of non-cash stock compensation expense related to PSUs to be settled in common stock. Such expense is recorded in “Selling, general and administrative expenses.” As of March 31, 2022, there was $30.5 million of total unrecognized compensation expense related to unvested PSUs. This cost is expected to be recognized over a weighted average period of 2.09 years.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

During the three months ended March 31, 2022 and 2021, 0.7 million and 0.5 million shares of common stock were earned and either issued or deferred for future issuance in connection with PSUs. The approximate fair values of PSUs earned during the three months ended March 31, 2022 and 2021 were $72.4 million and $45.2 million.
RSUs to be Settled in Cash
During the three months ended March 31, 2022 and 2021, compensation expense related to RSUs to be settled in cash was $3.7 million and $4.9 million. Such expense is recorded in “Selling, general and administrative expenses.” RSUs that are anticipated to be settled in cash are not included in the calculation of weighted average shares outstanding for earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $8.6 million and $7.4 million to settle liabilities related to cash-settled RSUs in the three months ended March 31, 2022 and 2021. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $6.2 million and $11.1 million as of March 31, 2022 and December 31, 2021.

15. EMPLOYEE BENEFIT PLANS:
Collective Bargaining Agreements and Multiemployer Pension Plans
Certain of Quanta’s operating companies are parties to collective bargaining agreements with unions that represent certain of their employees. Quanta contributes to a number of multiemployer defined benefit pension plans pursuant to the terms of these collective bargaining agreements. For descriptions and further information regarding these plans and Quanta’s contributions, refer to Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of the 2021 Annual Report.
Quanta 401(k) Plan
Quanta maintains a 401(k) plan pursuant to which employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through payroll deductions. For descriptions and further information regarding this plan and Quanta’s contributions, refer to Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of the 2021 Annual Report.
Deferred Compensation Plans
As of March 31, 2022 and December 31, 2021, the deferred compensation liability under Quanta’s deferred compensation plans, including amounts contributed by Quanta, was $74.8 million and $74.2 million, the majority of which was included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheets. To provide for future obligations related to these deferred compensation plans, Quanta has invested in corporate-owned life insurance (COLI) policies covering certain participants in the deferred compensation plans, the underlying investments of which are intended to be aligned with the investment alternatives elected by plan participants. The COLI policies are recorded at their cash surrender value, which is considered their fair market value, and as of March 31, 2022 and December 31, 2021, the fair market values were $72.4 million and $73.8 million and were included in “Other assets, net” in the accompanying condensed consolidated balance sheets.
During the three months ended March 31, 2022 and 2021, the fair market value of the COLI policies decreased $4.1 million and increased $1.6 million. These changes in fair market value of the COLI policies are recorded in “Other income (expense), net” and were largely offset by corresponding changes in the fair market value of the liabilities associated with Quanta’s deferred compensation plan, which are recorded in “Selling, general and administrative expenses.” During the three months ended March 31, 2022 and 2021, the fair market value of the deferred compensation liability decreased $3.9 million and increased $2.4 million.

16. COMMITMENTS AND CONTINGENCIES:
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
During the construction phase, the project experienced numerous challenges and delays, primarily related to issues which Quanta believes were outside of the control of and not attributable to Redes, including, among others, weather-related issues, local opposition to the project, permitting delays, the inability to acquire clear title to certain required parcels of land and other delays which Quanta believes were attributable to FITEL/PRONATEL. In response to various of these challenges and delays, Redes requested and received multiple extensions to certain contractual deadlines and relief from related liquidated damages. However, in April 2019, PRONATEL provided notice to Redes claiming that Redes was in default under the contracts due to the delays and that PRONATEL would terminate the contracts if the alleged defaults were not cured. Redes responded by claiming that it was not in default, as the delays were due to events not attributable to Redes, and therefore PRONATEL was not entitled to terminate the contracts. PRONATEL subsequently terminated the contracts for alleged cause prior to completion of Redes’ scope of work, exercised the on-demand performance bonds and advance payment bonds against Redes, and indicated its intention to claim damages, including a verbal allegation of approximately $45 million of liquidated damages under the contracts. In August 2020, Redes received a formal claim from PRONATEL for liquidated damages in the amount of approximately $43 million, which represents the U.S. dollar equivalent of the amount asserted based on the March 31, 2022 exchange rate.
In May 2019, Redes filed for arbitration before the Court of International Arbitration of the International Chamber of Commerce (ICC) against PRONATEL and the MTC. In the arbitration, Redes claims that PRONATEL: breached and wrongfully terminated the contracts; wrongfully executed the advance payment bonds and the performance bonds; and is not entitled to the alleged amount of liquidated damages. In addition, Redes is seeking compensation for all damages arising from PRONATEL’s actions, including but not limited to (i) repayment of the amounts collected by PRONATEL under the advance payment bonds and the performance bonds; (ii) payment of amounts owed for work completed by Redes under the contracts; (iii) lost income in connection with Redes’ future operation and maintenance of the networks; and (iv) other related costs and damages to Redes as a result of the breach and improper termination of the contracts (including construction costs caused by the delays and costs related to the transfer of the networks). The amount claimed by Redes in this arbitration is approximately $190 million. In May 2021, PRONATEL and the MTC filed their counter memorial and counterclaims in the ICC arbitration, requesting: (i) that Redes’ claims for breach of contract be rejected; (ii) a declaration that the execution of the advance payment bonds and the performance bonds was valid, and that the funds may be applied towards any debt owed by Redes; (iii) a declaration that the liquidated damages asserted by PRONATEL apply; (iv) that Redes’ claim for payment of amounts owed for work completed as a result of contractual reconciliation of balances be rejected and that any reconciliation of balances approved by the arbitration panel exclude the funds from the performance bonds; (v) that Redes’ claims for damages be rejected; (vi) a declaration that the contract terminations by PRONATEL were valid; and (vii) that Redes reimburse all funds it received from

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

PRONATEL. In addition, PRONATEL alleges that Redes did not satisfy the contractual requirements for the transfer of the networks, which Redes disputes. In July 2021, Redes filed its statement of defense in reply to the counter memorial and counterclaims of PRONATEL and the MTC, in which it disputes all claims made by PRONATEL and the MTC and maintains the positions on its claims against PRONATEL and the MTC in the arbitration. In August 2021, PRONATEL and the MTC filed a rejoinder statement with their position on the merits and damages, which did not present any new claims, and in October 2021, Redes filed a rejoinder with respect to the counterclaims of PRONATEL and the MTC. The arbitration hearing on the merits occurred in the fourth quarter of 2021 and a decision is expected during 2022.
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
As of March 31, 2022, after taking into account the above charge, Quanta had a contract receivable of approximately $120 million related to the project which includes the approximately $87 million PRONATEL collected through exercise of the advance payment bonds.. The contract receivable from PRONATEL is included in “Other assets, net” in the accompanying condensed consolidated balance sheet as of March 31, 2022.
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
As of March 31, 2022, Quanta had recorded an accrual with respect to this matter, which represents its current estimated amount of probable loss. Based on the information currently available, including documentation received in the discovery process, Quanta estimates the range of additional reasonably possible loss in connection with this matter is between no additional loss and the amount claimed by Maurepas with respect to the alleged warranty defects and liquidated damages, less the currently accrued amount. Upon final resolution of this matter, any liquidated damages or warranty defect damages in excess of Quanta’s current loss accrual would be recorded as additional costs on the project.
Lorenzo Benton v. Telecom Network Specialists, Inc., et al.
In June 2006, plaintiff Lorenzo Benton filed a class action complaint in the Superior Court of California, County of Los Angeles, alleging various wage and hour violations against Telecom Network Specialists (TNS), a former subsidiary of Quanta. Quanta retained liability associated with this matter pursuant to the terms of Quanta’s sale of TNS in December 2012. Benton represents a class of workers that includes all persons who worked on certain TNS projects, including individuals that TNS retained through numerous staffing agencies. The plaintiff class in this matter is seeking damages for unpaid wages, penalties associated with the failure to provide meal and rest periods and overtime wages, interest and attorneys’ fees. In January 2017, the trial court granted a summary judgment motion filed by the plaintiff class and found that TNS was a joint employer of the class members and that it failed to provide adequate meal and rest breaks and failed to pay overtime wages. During 2019 and 2020, the parties filed additional summary judgment and other motions and a bench trial on liability and damages was held. Liability and damages have been determined by the trial court, with the amount of liability for TNS, including interest through the date of the trial court’s orders, determined to be approximately $9.5 million, which does not include attorneys’ fees or costs. Quanta believes the court’s decisions on liability and damages are not supported by controlling law and continues to contest its liability and the damage calculation asserted by the plaintiff class in this matter.
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
The final amount of liability and attorneys’ fees, if any, payable in connection with this matter remains the subject of pending litigation and will ultimately depend on various factors, including the outcome of Quanta’s appeal of the trial court’s rulings on liability and damages, a final determination with respect to the amount of any attorneys’ fees or additional costs or damages owed by Quanta, and the solvency of the staffing agencies. Based on review and analysis of the trial court’s rulings on liability, Quanta does not believe, at this time, that it is probable this matter will result in a material loss. However, if Quanta is unsuccessful in this litigation and the staffing agencies are unable to fund damages owed to class members, Quanta believes the range of reasonably possible loss to Quanta upon final resolution of this matter could be up to approximately $9.5 million, plus the final amount of any attorneys’ fees, interest, and expenses awarded to the plaintiff class. Based on rulings issued by the trial

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

court, Quanta believes the maximum recoverable amount of attorneys’ fees and costs is approximately $17.3 million, and that such maximum amount would only be recoverable in the event Quanta’s appeal of the trial court’s rulings with respect to liability and damages is unsuccessful.
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
As of March 31, 2022, Quanta had not recorded an accrual related to this matter. Hallen’s liabilities associated with this matter are expected to be covered under applicable insurance policies or contractual remedies negotiated by Quanta with the former owners of Hallen. If a loss becomes probable and estimable with respect to this matter, Quanta expects to accrue its estimated liability and a receivable in the same amount. However, the ultimate amount of liability in connection with this matter remains subject to uncertainties associated with pending litigation, including, among other things, the apportionment of liability among the defendants and other responsible parties and the likelihood and amount of potential damages claims. As a result, this matter could result in a loss that is in excess of, or not covered by, such insurance or contractual remedies, which could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.
Silverado Wildfire Matter
During 2022, two of Quanta’s subsidiaries have received tenders of defense and demands for preservation of evidence from Southern California Edison Company (SCE) related to lawsuits filed in April 2021, November 2021 and February 2022 against SCE and T-Mobile USA, Inc. (T-Mobile) in the Superior Court of California, County of Orange. The lawsuits generally assert property damage and related claims on behalf of certain individuals and subrogation claims on behalf of insurers relating to damages caused by a wildfire that began in October 2020 in Orange County, California (the Silverado Fire) and that is purported to have damaged approximately 13,000 acres. The lawsuits allege the Silverado Fire originated from utility poles in the area, generally claiming that each defendant failed to adequately maintain, inspect, repair or replace its overhead facilities, equipment and utility poles and remove vegetation in the vicinity; that the utility poles were overloaded with equipment from shared usage; and that SCE failed to de-energize its facilities during red flag warnings for a Santa Ana wind event. The lawsuits allege the Silverado Fire started when SCE and T-Mobile equipment contacted each other and note the Orange County Fire Department is investigating whether a T-Mobile lashing wire contacted an SCE overhead primary conductor in high winds. T-Mobile has filed cross-complaints against SCE alleging, among other things, that the ignition site of the Silverado Fire encompassed two utility poles replaced by SCE or a third party engaged by SCE, and that certain equipment, including T-Mobile’s lashing wire, was not sufficiently re-secured after the utility pole replacements. One of Quanta’s subsidiaries performed planning and other services related to the two utility poles, and another Quanta subsidiary replaced the utility poles and reattached the electrical and telecommunication equipment to the new utility poles in March 2019, approximately 19 months before the Silverado Fire. Pursuant to the general terms of a master services agreement and a master consulting services agreement between the Quanta subsidiaries and SCE, the subsidiaries agreed to defend and indemnify SCE against certain claims arising with respect to performance or nonperformance under the agreements. The SCE tender letters seek contractual indemnification and defense from Quanta’s subsidiaries for the claims asserted against SCE in the lawsuits and the T-Mobile cross-complaints.
Quanta’s subsidiaries intend to vigorously defend against the lawsuits, the T-Mobile cross-complaints and any other claims asserted in connection with the Silverado Fire. Quanta will continue to review additional information in connection with this matter as litigation and resolution efforts progress, and any such information may potentially allow Quanta to determine an estimate of potential loss, if any. As of March 31, 2022, Quanta had not recorded an accrual with respect to this matter, and Quanta is currently unable to reasonably estimate a range of reasonably possible loss, if any, because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability. Quanta also believes that to the extent its subsidiaries are determined to be liable for any damages resulting from this matter, its insurance would be applied to

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

any such liabilities over its deductible amount and its insurance coverage would be adequate to cover such potential liabilities. However, the ultimate amount of any potential liability and insurance coverage in connection with this matter remains subject to uncertainties associated with pending and potential future litigation.
Insurance
Quanta is insured for, among other things, employer’s liability, workers’ compensation, auto liability, aviation and general liability claims. Quanta manages and maintains a portion of its casualty risk through its wholly-owned captive insurance company, which insures all claims up to the amount of the applicable deductible of its third-party insurance programs.
As of March 31, 2022 and December 31, 2021, the gross amount accrued for employer’s liability, workers’ compensation, auto liability, general liability, and group health claims totaled $326.6 million and $318.2 million, with $233.3 million and $238.0 million considered to be long-term and included in “Insurance and other non-current liabilities.” Related insurance recoveries/receivables as of March 31, 2022 and December 31, 2021 were $30.8 million and $28.6 million, of which $0.3 million and $0.4 million are included in “Prepaid expenses and other current assets” and $30.5 million and $28.2 million are included in “Other assets, net.”
Letters of Credit
Certain of Quanta’s vendors require letters of credit to ensure reimbursement for amounts they are disbursing on Quanta’s behalf, such as to beneficiaries under its insurance programs. In addition, from time to time, certain customers require Quanta to post letters of credit to ensure payment of subcontractors and vendors and guarantee performance under contracts. As of March 31, 2022, Quanta had $324.1 million in outstanding letters of credit under its senior credit facility securing its casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2022 and 2023. Quanta expects to renew the majority of the letters of credit related to the casualty insurance program for subsequent one-year periods upon their maturity. Quanta is not aware of any claims currently asserted or threatened under any of these letters of credit that are material, individually or in the aggregate.
Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require Quanta to post performance and payment bonds. These bonds provide a guarantee that Quanta will perform under the terms of a contract and pay its subcontractors and vendors. In certain circumstances, the customer may demand that the surety make payments or provide services under the bond, and Quanta must reimburse the surety for any expenses or outlays it incurs. Quanta may also be required to post letters of credit in favor of the sureties, which would reduce the borrowing availability under its senior credit facility. Quanta has not been required to make any material reimbursements to its sureties for bond-related costs, except related to the exercise of approximately $112 million advance payment and performance bonds in 2019 related to the terminated telecommunications project in Peru, which is described further in Legal Proceedings - Peru Project Dispute above. However, to the extent further reimbursements are required, the amounts could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows. As of March 31, 2022, Quanta is not aware of any outstanding material obligations for payments related to bond obligations, and the estimated total amount of the outstanding performance bonds was approximately $3.8 billion. Quanta’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $1.4 billion as of March 31, 2022.
Additionally, from time to time, Quanta guarantees certain obligations and liabilities of its subsidiaries that may arise in connection with, among other things, contracts with customers, equipment lease obligations, joint venture arrangements and contractor licenses. These guarantees may cover all of the subsidiary’s unperformed, undischarged and unreleased obligations and liabilities under or in connection with the relevant agreement. Quanta is not aware of any claims under any guarantees that are material, except as described in Legal Proceedings – Maurepas Project Dispute above.
Collective Bargaining Agreements and Multiemployer Pension Plans
Certain of Quanta’s operating companies are parties to collective bargaining agreements with unions that represent certain of their employees, and from time to time, Quanta is a party to grievance and arbitration actions based on claims arising out of the collective bargaining agreements. In addition, Quanta may also be subject to liabilities as a result of its participation in, or withdrawal from, multiemployer defined benefit pension plans. Additional information regarding these agreements and plans associated with these potential obligations is set forth in Note 15.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Contingent Consideration Liabilities
The terms of certain of Quanta’s business acquisitions have included the potential payment of contingent consideration. Additional information regarding the liabilities associated with these potential obligations is included in Note 6.
Indemnities
Quanta generally indemnifies its customers for the services it provides under its contracts and other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Quanta is not aware of any indemnity claims in connection with these obligations that are material, except as described in Legal Proceedings - Silverado Wildfire Matter above.
In the normal course of Quanta’s acquisition transactions, Quanta also has granted indemnification rights to various parties against certain potential liabilities related to the transaction or the acquired business and obtained rights to indemnification from the sellers or former owners of the acquired businesses for certain risks, liabilities, and obligations arising from their respective business operations prior to the date of acquisition. For example, Quanta has obtained certain indemnification rights from the former owners of Hallen with respect to contingent liabilities that were assumed in connection with the acquisition, as described in Legal Proceedings — Hallen Acquisition Assumed Liability above.
Investments in Affiliates and Other Entities
As described in Note 8, Quanta holds investments in various entities, including joint venture entities that provide infrastructure-related services under specific customer contracts and partially owned entities that own, operate and/or maintain certain infrastructure assets. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with joint and several liabilities associated with its joint venture structures.
Committed Expenditures
Quanta has capital commitments for the expansion of its equipment fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of March 31, 2022, Quanta had $104.0 million of production orders with expected delivery dates in 2022 and $17.3 million of production orders with expected delivery dates in 2023. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that the majority of these orders will be assigned to third party leasing companies and made available under certain master equipment lease agreements, thereby releasing Quanta from its capital commitments.
Residual Value Guarantees
As described in Note 11, Quanta has also guaranteed the residual value under certain of its equipment operating leases, agreeing to pay any difference between this residual value and the fair market value of the underlying asset at the date of lease termination. As of March 31, 2022, the maximum guaranteed residual value of this equipment was $951.1 million. While Quanta believes that no significant payments will be made as a result of these residual value guarantees, there can be no assurance that significant payments will not be required in the future.
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

17. FAIR VALUE MEASUREMENTS:
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
Goodwill and Other Intangible Assets
As discussed in Note 6, Quanta has recorded goodwill and identifiable intangible assets in connection with certain of its historical business acquisitions. Quanta utilizes the fair value premise as the primary basis for its impairment valuation procedures. The Goodwill and Other Intangible Assets sections in Notes 2 and 7 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of the 2021 Annual Report provide information regarding valuation methods and assumptions used to determine the fair value of these assets. Quanta periodically engages the services of an independent valuation firm when a new business is acquired to assist management with the valuation process, including assistance with the selection of appropriate valuation methodologies and the development of market-based valuation assumptions. The level of inputs used for these fair value measurements is the lowest level (Level 3).
Investments
Quanta has various equity investments, which are further described in Note 8. Equity investments with readily determinable fair values are measured and recorded at fair value on a recurring basis, with changes in fair value, whether realized or unrealized, recognized in net income. In cases where those readily determinable values are quoted market prices, the level of input used for these fair value measurements is the highest level (Level 1).
Equity investments without readily determinable fair values and equity method investments are measured on a nonrecurring basis. Equity investments without readily determinable fair values are measured and recorded at cost minus impairment, if any, plus or minus changes from qualifying observable price changes. Equity method investments are measured at cost minus impairment, if any, plus or minus our share of equity method investee income or loss. Quanta utilizes the fair value premise as the basis for its impairment valuation and recognizes impairment if there are sufficient indicators that the fair value of the investment is less than its carrying value, and, in the case of equity method investments, if that decline is other-than-temporary. These types of fair market value assessments are similar to other nonrecurring fair value measures used by Quanta, which include the use of significant judgments and available relevant market data. The level of inputs used for these fair value measurements is the lowest level (Level 3).
During the three months ended March 31, 2022, Quanta’s investment in Starry became a common equity interest in a publicly traded company, as further described in Note 8. As a result, the fair value of this investment was remeasured based on the market price of Starry’s common stock, which is considered to be fair value. The level of input used for this fair value measurement is Level 1. Quanta also has COLI policies related to its deferred compensation plan as further described in Note 15. These policies are carried at their cash surrender value, which is considered their fair value. The level of input used for these fair value measurements is Level 2.
Financial Instruments
The carrying amounts of cash equivalents, accounts receivable, contract assets, accounts payable, accrued expenses and contract liabilities approximate fair value due to the short-term nature of these instruments. All of Quanta’s cash equivalents were categorized as Level 1 assets as of March 31, 2022 and December 31, 2021, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.
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
Long-Term Debt
The carrying amount of variable rate debt, which includes borrowings under Quanta’s senior credit facility, approximates fair value. Quanta’s fixed rate debt primarily includes its senior notes. The fair value of Quanta’s Senior Notes, which are described further in Note 10, was $2.25 billion as of March 31, 2022, compared to a carrying value of $2.47 billion net of unamortized bond discount, underwriting discounts and deferred financing costs of $26.2 million. The fair value of the Senior Notes is based on the quoted market prices for the same issue, and the Senior Notes are categorized as Level 1 liabilities. See Note 10 for additional information regarding Quanta’s senior credit facility and Senior Notes.

18. DETAIL OF CERTAIN ACCOUNTS:
Cash and Cash Equivalents
Amounts related to Quanta’s cash and cash equivalents based on geographic location of the bank accounts were as follows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents held in domestic bank accounts	$211,128	$205,781
Cash and cash equivalents held in foreign bank accounts	27,130	23,316
Total cash and cash equivalents	$238,258	$229,097
Quanta considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which are carried at fair value. As of March 31, 2022 and December 31, 2021, cash equivalents were $141.4 million and $140.0 million and consisted primarily of money market investments and money market mutual funds and are discussed further in Note 17.
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

	March 31, 2022	December 31, 2021
Cash and cash equivalents held by domestic joint ventures	$17,309	$21,828
Cash and cash equivalents held by foreign joint ventures	5,914	3,461
Total cash and cash equivalents held by joint ventures	23,223	25,289
Cash and cash equivalents held by captive insurance company	134,758	133,302
Cash and cash equivalents not held by joint ventures or captive insurance company	80,277	70,506
Total cash and cash equivalents	$238,258	$229,097
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts payable, trade	$1,341,088	$1,251,118
Accrued compensation and related expenses	442,264	547,161
Other accrued expenses	535,037	456,392
Accounts payable and accrued expenses	$2,318,389	$2,254,671

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

19. SUPPLEMENTAL CASH FLOW INFORMATION:
The net effects of changes in operating assets and liabilities, net of non-cash transactions, on cash flows from operating activities are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Accounts and notes receivable	$25,182	$35,521
Contract assets	(165,549)	(62,278)
Inventories	(9,488)	(435)
Prepaid expenses and other current assets	21,094	9,948
Accounts payable and accrued expenses and other non-current liabilities	(57,903)	(4,780)
Contract liabilities	(2,797)	(29,225)
Other, net	632	(8,200)
Net change in operating assets and liabilities, net of non-cash transactions	$(188,829)	$(59,449)
Reconciliations of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows are as follows (in thousands):

	March 31,
	2022	2021
Cash and cash equivalents (1)	$238,258	$200,218
Restricted cash included in “Prepaid expenses and other current assets” (2)	1,628	1,518
Restricted cash included in “Other assets, net” (2)	950	879
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$240,836	$202,615

	December 31,
	2021	2020
Cash and cash equivalents (1)	$229,097	$184,620
Restricted cash included in “Prepaid expenses and other current assets” (2)	1,836	1,275
Restricted cash included in “Other assets, net” (2)	954	913
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$231,887	$186,808
(1)    Cash and cash equivalents as of March 31, 2022 and March 31, 2021 includes $134.8 million and $131.8 million held by Quanta’s wholly-owned captive insurance company, and cash and cash equivalents as of December 31, 2021 and December 31, 2020 includes $133.3 million and $85.0 million held by Quanta’s wholly-owned captive insurance company. Such amounts are generally not available for use in support of Quanta’s other operations.
(2)    Restricted cash includes any cash that is legally restricted as to withdrawal or usage.
Supplemental cash flow information related to leases and rental purchase options is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(25,057)	$(27,610)
Operating cash flows from finance leases	$(27)	$(27)
Financing cash flows from finance leases	$(365)	$(249)
Lease assets obtained in exchange for lease liabilities:
Operating leases	$9,106	$17,927
Finance leases	$1,134	$168
Rental purchase option assets obtained in exchange for rental purchase option liabilities	$23,233	$303

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Additional supplemental cash flow information is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cash (paid) received during the period for —
Interest paid	$(7,470)	$(4,039)
Income taxes paid	$(4,832)	$(4,602)
Income tax refunds	$2,957	$6,137
Accrued capital expenditures were $21.4 million and $27.4 million as of March 31, 2022 and 2021. The impact of these items has been excluded from Quanta’s capital expenditures in the accompanying condensed consolidated statements of cash flows due to their non-cash nature.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Quanta Services, Inc. (together with its subsidiaries, Quanta, we, us or our) should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our 2021 Annual Report, which was filed with the SEC on February 25, 2022 and is available on the SEC’s website at www.sec.gov and on our website at www.quantaservices.com. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in Cautionary Statement About Forward-Looking Statements and Information above, in Item 1A. Risk Factors of Part II of this Quarterly Report and in Item 1A. Risk Factors of Part I of our 2021 Annual Report.
Overview
We are a leading provider of specialty contracting services, delivering comprehensive infrastructure solutions for the utility, renewable energy, communications, pipeline and energy industries in the United States, Canada, Australia and select other international markets. The performance of our business generally depends on our ability to obtain contracts with customers and to effectively deliver the services provided under those contracts. The services we provide include design, engineering, procurement, new construction, upgrade and repair and maintenance services for infrastructure within each of the industries we serve, such as electric power transmission and distribution networks; substation facilities; wind and solar energy generation and transmission and battery storage facilities; communications and cable multi-system operator networks; gas utility systems; pipeline transmission systems facilities; and downstream industrial facilities. Our customers include many of the leading companies in the industries we serve, and we endeavor to develop and maintain strategic alliances and preferred service provider status with our customers. Our services are typically provided pursuant to master service agreements, repair and maintenance contracts and fixed price and non-fixed price new construction contracts.
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
Current Quarter Financial Results and Significant Operational Trends and Events
Key consolidated financial results for the three months ended March 31, 2022 included:
•Revenues increased 46.7%, or $1.26 billion, to $3.97 billion as compared to consolidated revenues of $2.70 billion for the three months ended March 31, 2021;
•Operating income increased 3.3%, or $3.8 million, to $117.5 million as compared to $113.7 million for the three months ended March 31, 2021;
•Net income attributable to common stock decreased 5.7%, or $5.1 million, to $84.6 million as compared to $89.8 million for the three months ended March 31, 2021;
•Diluted earnings per share decreased 8.1%, or $0.05, to $0.57 as compared to $0.62 for the three months ended March 31, 2021;
•EBITDA (a non-GAAP financial measure) increased 52.3%, or $105.0 million, to $305.8 million, as compared to $200.8 million for the three months ended March 31, 2021, and adjusted EBITDA (a non-GAAP financial measure) increased 56.9%, or $125.3 million, to $345.5 million, as compared to $220.2 million for the three months ended March 31, 2021;
•Net cash provided by operating activities decreased by 32%, or $40.5 million to $85.1 million, as compared to net cash provided by operating activities of $125.6 million for the three months ended March 31, 2021;
•Remaining performance obligations increased 16.1%, or $947.2 million, to $6.84 billion as of March 31, 2022 as compared to $5.90 billion as of December 31, 2021; and
•Total backlog (a non-GAAP financial measure) increased 6.1%, or $1.18 billion, to $20.5 billion as of March 31, 2022, as compared to $19.27 billion as of December 31, 2021.
For a reconciliation of EBITDA and adjusted EBITDA to net income attributable to common stock, the most comparable GAAP financial measure, and a reconciliation of backlog to remaining performance obligations, the most comparable GAAP financial measure, see Non-GAAP Financial Measures below.

As described below, during the three months ended March 31, 2022, our results reflected certain significant operational trends and events as compared to the three months ended March 31, 2021, with certain of our segment results of operations recast to conform to our current segment reporting structure.
Electric Power Infrastructure Solutions Segment
•Revenues increased by 27.6% to $2.14 billion, as compared to $1.68 billion.
•Operating income increased by 32.3% to $203.4 million, as compared to $153.7 million, and operating margin increased to 9.5%, as compared to 9.2%.
•Revenues increased primarily due to increased spending by our utility customers on grid modernization and hardening, resulting in increased demand for our electric power services, as well as approximately $75 million of revenues attributable to acquired businesses.
•Operating income and operating margin increased in the three months ended March 31, 2022 due to the increase in revenues, which contributed to higher levels of fixed cost absorption, as well as improved performance by our telecommunications operations which experienced losses on projects during the three months ended March 31, 2021. The increase in operating margin was also attributable to a $10.0 million increase in equity in earnings from LUMA and other integral affiliates.
Renewable Energy Infrastructure Solutions Segment
•Revenues increased by 128.0% to $875.6 million, as compared to $384.1 million.
•Operating income increased by 54.4% to $69.9 million, as compared to $45.3 million, and operating margin decreased to 8.0%, as compared to 11.8%.
•Revenues increased primarily due to a $470 million increase in revenues attributable to acquired businesses, mainly Blattner, which was acquired in October 2021. The remaining increase in revenues was primarily due to increased transmission and interconnection construction services related to renewable generation infrastructure.
•The increase in operating income was primarily due to higher revenues associated with the acquisition of Blattner. The decrease in operating margin was primarily due to the change in the mix of work due to the acquired revenues as well as favorable close-out of certain projects during the three months ended March 31, 2021, and the normal variability associated with the timing of projects.
Underground Utility and Infrastructure Solutions Segment
•Revenues increased by 47.8% to $951.2 million, as compared to $643.5 million.
•Operating income increased by 446.6% to $48.2 million, as compared to $8.8 million, and operating margin increased to 5.1%, as compared to 1.4%.
•Revenues increased primarily due to higher demand from our gas utility and industrial customers, as well as an increase in revenues associated with larger pipeline projects.
•Operating income and operating margin increased in the three months ended March 31, 2022 due to the increase in revenues, which contributed to higher levels of fixed cost absorption. Also contributing to the increases were improved performance across the segment, including in our industrial services operations due to the reduced negative impacts of the COVID-19 pandemic as compared to the same period in 2021, as well as favorable project timing and project mix.
See Business Environment, Results of Operations and Liquidity and Capital Resources below for additional information and discussion related to consolidated and segment results.
Business Environment
We believe there are long-term growth opportunities across our industries, and we continue to have a positive long-term outlook. Although not without risks and challenges, including those discussed in Cautionary Statement About Forward-Looking Statements and Information, Item 1A. Risk Factors of Part II of this Quarterly Report and Item 1A. Risk Factors of Part I of our 2021 Annual Report, we believe, with our full-service operations, broad geographic reach, financial position and technical expertise, we are well positioned to capitalize on opportunities and trends in our industries.

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
A number of utilities also continue to implement system upgrades and hardening programs in response to recurring severe weather events, such as hurricanes and wildfires. For example, utilities along the Eastern and Gulf Coasts of the United States are executing storm hardening programs to make their systems more resilient to hurricanes and other severe weather events, which we expect to continue for the foreseeable future. Additionally, there are significant system resiliency initiatives underway in California and other regions in the western United States that are designed to prevent and manage the impact of wildfires. While these resiliency initiatives provide additional opportunities for our services, they also increase our potential exposure to significant liabilities, as these events can be started by the failure of electric power and other infrastructure on which we have performed services. Utilities are also executing significant initiatives to underground critical infrastructure, including additional underground transmission and distribution initiatives by utilities in California, underground transmission projects in the northeast United States, underground distribution circuits along the U.S. coastlines and underground transmission lines for offshore wind generation projects.
With respect to our communications service offerings, which are focused on the North American market, consumer and commercial demand for communication and data-intensive, high-bandwidth wireline and wireless services and applications is driving significant investment in infrastructure and the deployment of new technologies. In particular, communications providers are in the early stages of developing new fifth generation wireless services (5G), which are intended to facilitate bandwidth-intensive services at high speeds for consumers and commercial applications. Additionally, recent legislative and regulatory initiatives, including the Rural Digital Opportunity Fund and the Infrastructure Investment and Jobs Act, have dedicated billions of dollars of funding to support broadband service to underserved markets. As a result of these industry trends, we believe there will be meaningful demand for our engineering and construction services.
Renewable Energy Infrastructure Solutions. We believe the transition to a carbon-neutral economy, which is being driven by consumer and investor preferences, increasing electrification trends, supportive public policy actions and declining levelized costs of renewable energy, will require sizeable long-term investment in renewable generation and related infrastructure, including meaningful repowering and modernization of existing assets. To that end, renewable energy developers are expected to continue to increase investments in wind and solar projects, as well as energy storage projects. Utilities have increased the percentage of renewable electricity bought through power purchase agreements (PPAs) with renewable energy developers, and we believe are in the early stages of investing directly in renewable generation facilities, which could expand significantly over time as they pursue clean energy strategies and emissions-reduction initiatives. Also, a growing number of corporate enterprises, particularly technology companies, are entering into PPAs with renewable energy developers to source renewable electricity to power their facilities and achieve their own carbon-reduction initiatives. We believe increased battery storage can support increased renewable energy development by providing shorter-term storage of electricity from renewable energy generation, particularly from solar facilities, which helps to manage the amount and timing of intermittent power placed on the grid from renewable generation. Though current battery storage capacity is much smaller than the amount of wind and solar capacity installed in North America, utility-scale battery storage capacity is expected to grow significantly and at higher rates over the longer term.
We believe these dynamics will generate significant demand for our renewable energy infrastructure services, including our generation construction services and engineering expertise in utility-scale solar, wind and battery storage projects, as well as our services related to the development and construction of related infrastructure, including high-voltage electric transmission and substation infrastructure, that are necessary to interconnect and transmit electricity from new renewable energy generation facilities into the existing electric power grid and enhance grid reliability. While in the short term and in any given period the demand for certain renewable energy services could fluctuate due to, among other things, supply chain and other logistical difficulties that could delay projects, the availability of production tax credits, permitting delays, or sourcing restrictions, tariffs, duties, taxes and other assessments on materials and components necessary for certain projects (e.g., solar panels), we believe we are well positioned, through our acquisition of Blattner and our existing renewable energy and transmission services offerings, to capitalize on these growth trends over the long term.
Underground Utility and Infrastructure Solutions. Within this segment, we have focused on specialty services and industries that we believe are driven by regulated utility spending, regulation, replacement and rehabilitation of aging infrastructure and safety and environmental initiatives, including gas utility services, pipeline integrity and transmission services and downstream industrial services. We believe demand for our gas utility distribution services will increase as a result of customer desire to upgrade and replace aging infrastructure and increasing regulatory requirements. In particular, natural gas utilities have implemented multi-decade modernization programs to replace aging cast iron, bare steel and plastic system infrastructure with modern materials for safety, reliability and environmental purposes. We believe there are also growth opportunities for our pipeline integrity, rehabilitation and replacement services, as regulatory measures have increased the frequency and stringency of pipeline integrity testing requirements that require our customers to test, inspect, repair, maintain and replace pipeline infrastructure to ensure that it operates in a safe, reliable and environmentally conscious manner. Further, permitting challenges associated with construction of new pipelines can make existing pipeline infrastructure more valuable, motivating owners to extend the useful life of existing pipeline assets through integrity initiatives. Additionally, we believe there are significant long-term opportunities for our downstream industrial services, including our high-pressure and critical-path turnaround services, as well as our capabilities with respect to instrumentation and electrical services, piping, fabrication and storage tanks services, and other industrial services, and that processing facilities located along the U.S. Gulf Coast region should have certain long-term strategic advantages due to their proximity to competitively priced and abundant hydrocarbon resources.
Certain of these services were impacted in 2020 and 2021 by the COVID-19 pandemic and broader economic challenges and uncertainties in the energy market. For example, demand for our midstream and industrial services operations declined substantially in 2020 and 2021 as customers reduced and deferred regularly scheduled maintenance and capital projects due to lack of demand for refined products and economic uncertainty. Demand for these services has improved in the first part of 2022 as customers are moving forward with their deferred maintenance and capital spending, and to the extent energy market conditions remain accommodating and the global economy continues to recover, we believe the outlook for these services will continue to improve throughout 2022. Additionally, in any given period, downstream processing facilities can be negatively impacted due to severe weather events, such as hurricanes, tropical storms and floods. Furthermore, the broader oil and gas industry is cyclical and subject to price and production volume volatility, which can impact demand for certain of our ancillary and pipeline services. particularly in markets where the price of oil is influential, such as Australia, the Canadian Oil Sands and certain oil-driven U.S. shale formations. Revenues related to larger U.S. pipeline projects have declined significantly over the last few years as the pipeline and related infrastructure development necessary to support U.S. shale formations has largely been completed. Additionally, the development of new larger pipeline projects continues to be negatively impacted in the United States by a more challenging permitting and regulatory environment, as well as challenging economic and market conditions caused by the COVID-19 pandemic. However, there has been an increase in activity in the Canadian large pipe market which is currently active with a number of major projects underway, and we continue to pursue these larger pipeline project opportunities to the extent they satisfy our margin and risk profiles and support the needs of our customers. We believe our strategic decision to increase our focus on specialty services and industries that are driven by regulated utility spending, regulation, replacement and rehabilitation of aging infrastructure and safety and environmental initiatives should provide a greater level of business sustainability and predictability and help to offset the cyclicality of our larger pipeline project business.
Lastly, we believe there are additional longer-term opportunities that may arise in this segment. For example, we believe natural gas, due to its expected abundant supply and attractive price over the long-term, will remain a fuel of choice for both primary power generation and backup power generation for renewable power plants in North America. We believe the favorable characteristics of natural gas could also position North America as a leading competitor in the global LNG export market, which could provide additional opportunities for our pipeline infrastructure services. We also believe that customers in this segment are implementing strategies to reduce carbon emissions produced from their operations, which are providing incremental opportunities for our services, including developing infrastructure for blending hydrogen into natural gas flow to customers, carbon capture projects, which could include building or repurposing pipeline infrastructure.
COVID-19 Pandemic and Impact. The effects of the COVID-19 pandemic continue to significantly impact certain aspects and geographies of the global economy due to, among other things, workforce and travel restrictions and supply chain, production and other logistical disruptions. While we have continued to operate substantially all of our activities as a provider of essential services, during the course of the pandemic our operations and financial results have been adversely impacted by reduced customer spending and demand for certain of our services (including as described above), as well as governmental responses to the COVID-19 pandemic, including shut-down orders and limitations on work site practices implemented by governments, certain of which in Canada and Australia continued to impact our business in 2021 and early 2022. Additionally, we continue to monitor governmental and customer vaccination and testing standards or requirements related to COVID-19, as well as certain standards and guidance as to preventing the spread of COVID-19. While the overall impact of these standards, requirements and guidance has lessened during the first part of 2022, we expect that requirements in certain jurisdictions and with respect to certain customers will remain in place and additional requirements could arise in the future to the extent the COVID-19 pandemic continues or worsens.
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
Regulatory Challenges and Opportunities. The regulatory environment creates both challenges and opportunities for our business, and in recent years our margins have been impacted by regulatory and permitting delays, as well as private legal challenges related to regulatory requirements, particularly with respect to large transmission and large pipeline projects. As a result, regulatory and environmental permitting processes continue to create uncertainty for projects and negatively impact customer spending. However, we believe that there are also several existing, pending or proposed legislative or regulatory actions that may alleviate certain regulatory and permitting issues and positively impact long-term demand, particularly in connection with electric power infrastructure and renewable energy spending. For example, regulatory changes affecting siting and right-of-way processes could potentially accelerate construction for transmission projects, and state and federal reliability standards are creating incentives for both electrical and pipeline system investment and maintenance. Additionally, as described above, we consider renewable energy, including solar and wind generation and battery storage facilities, to be an ongoing opportunity; however, demand for our services depends on policy and economic incentives designed to support and encourage such projects and any tariffs, duties, taxes, assessments, or other limitations on the availability or sourcing of materials or components for such projects can increase costs for customers and create variability of project timing. For example, we are monitoring the U.S. Department of Commerce’s investigation into an antidumping and countervailing duties circumvention claim on solar cells and panels supplied from Malaysia, Vietnam, Thailand and Cambodia, which is disrupting the solar panel supply chain and creating uncertainty regarding the timing of development and/or financing of certain renewable energy projects in the near term.
Labor Resource Availability and Cost. We continue to address the longer-term need for additional labor resources in our markets, as our customers continue to seek additional specialized labor resources to offset an aging utility workforce and longer-term labor availability issues, increasing pressure to reduce costs and improve reliability, and increasing duration and complexity of their capital programs. We believe these trends will continue, possibly to such a degree that demand for labor resources will outpace supply. Furthermore, the increased demand for our services based on the dynamics described above can create shortages of qualified labor in our markets. Our ability to capitalize on available opportunities is limited by our ability to employ, train and retain the necessary skilled personnel, and therefore we are taking proactive steps to develop our workforce, including through strategic relationships with universities, the military and unions and the expansion and development of our training facility and postsecondary educational institution. Although we believe these initiatives will help address workforce needs, meeting our customers’ demand for labor resources could prove challenging.
Additionally, we monitor our labor markets and expect labor costs to continue to increase based on increased demand for our services. Our labor costs are passed through in certain of our contracts, and the portion of our workforce that is represented by labor unions typically operate under multi-year collective bargaining agreements, which provide some visibility into future labor costs. While we do not currently believe this environment will materially impact our profitability and would expect to be able to adjust contract pricing with certain customers to the extent wages and other labor costs increase, whether due to renegotiation of collective bargaining agreements or market conditions, meaningful increases in our labor costs could have a material adverse effect on our business, financial condition, results of operations or cash flows to the extent we cannot do so. Furthermore, increased labor costs could impact our customers' decision-making with respect to the viability or timing of certain projects.
Materials and Equipment Procurement. We continue to monitor supply chain and other logistical challenges, global trade relationships (e.g., tariffs, duties, taxes, sourcing restrictions) and other general market and political conditions (e.g., inflation) with respect to availability and costs of certain materials and equipment necessary for the performance of our business and for materials necessary for our customers’ projects, including, among other things, steel, copper, aluminum, and components for renewable energy projects. Increased costs and delays can impact project construction schedules and the performance of our services. For example, we believe some participants in the renewable energy market are experiencing supply chain challenges, resulting in delays and shortages of, and increased costs for, materials necessary for the construction of certain renewable energy projects in the near term, including as a result of sourcing restrictions related to solar panels manufactured in China and the Department of Commerce investigation described above. While we believe many of our renewable energy customers are generally better equipped to manage near-term supply chain disruptions than their smaller competitors, these challenges could delay our customers’ ongoing projects or impact their future project schedules, which in turn could impact the timing of or demand for our renewable energy services. While these delays are not anticipated to result in exposure to liquidated damages or commodity risks, such delays could cause customers to cancel projects as higher than expected costs impact project profitability projections.
Additionally, based on, among other things, the significant worldwide shortage of semiconductors, vehicle manufacturers are experiencing production delays with respect to new vehicles for our fleet (both on-road and specialty vehicles) and vehicle parts (e.g., tires), all of which we utilize in our operations, and certain of our vehicle delivery orders scheduled for delivery in 2022 have been delayed or cancelled. While we believe we have taken steps to secure delivery of a sufficient amount of vehicles in the near term and do not anticipate any significant disruptions with respect to our fleet, to the extent the production issues become worse than expected or become longer-term in nature, our operations could be negatively impacted. In addition, as a result of the recent inflationary pressure, including with respect to the cost of materials, equipment and fuel, our results of operations could be materially impacted to the extent we are not able to pass such costs through to our customers.
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

Significant Factors Impacting Results
Our revenues, profit, margins and other results of operations can be influenced by a variety of factors in any given period, including those described in Business Environment above and Item 1A. Risk Factors of Part I of our 2021 Annual Report, and those factors have caused fluctuations in our results in the past and are expected to cause fluctuations in our results in the future. Additional information with respect to certain of those factors is provided below.
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
Weather, natural disasters and emergencies. The results of our business in a given period can be impacted by adverse weather conditions, severe weather events, natural disasters or other emergencies, which include, among other things, heavy or prolonged snowfall or rainfall, hurricanes, tropical storms, tornadoes, floods, blizzards, extreme temperatures, wildfires, post-wildfire floods and debris flows, pandemics (including the ongoing COVID-19 pandemic, as described above) and earthquakes. These conditions and events can negatively impact our financial results due to, among other things, the termination, deferral or delay of projects, reduced productivity and exposure to significant liabilities. However, severe weather events can also increase our emergency restoration services, which typically yield higher margins due in part to higher equipment utilization and absorption of fixed costs, and in 2020 and 2021 we had record levels of emergency restoration services.
Demand for services. We perform the majority of our services under existing contracts, including master service agreements (MSAs) and similar agreements pursuant to which our customers are not committed to specific volumes of our services. Therefore our volume of business can be positively or negatively affected by fluctuations in the amount of work our customers assign us in a given period, which may vary by geographic region. For example, to the extent our customers accelerate grid modernization or hardening programs or face deadlines to meet regulatory requirements for rehabilitation, reliability or efficiency, our volume of work could increase under existing agreements. Also, as described above in Business Environment, we have experienced reductions in demand for certain services as a result of uncertainties and challenges in the energy market and overall economy caused by the COVID-19 pandemic. Examples of other items that may cause demand for our services to fluctuate materially from quarter to quarter include: the financial condition of our customers, their capital spending and their access to capital; economic and political conditions on a regional, national or global scale, including availability of renewable energy tax credits; interest rates; governmental regulations affecting the sourcing and costs of materials and equipment; other changes in U.S. and global trade relationships; and project deferrals and cancellations.
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
Project variability and performance. Margins for a single project may fluctuate period to period due to changes in the volume or type of work performed, the pricing structure under the project contract or job productivity. Additionally, our productivity and performance on a project can vary period to period based on a number of factors, including unexpected project difficulties or site conditions (including in connection with difficult geographic characteristics); project location, including locations with challenging operating conditions; whether the work is on an open or encumbered right of way; inclement weather or severe weather events; environmental restrictions or regulatory delays; protests, other political activity or legal challenges related to a project; the performance of third parties; and the impact of the COVID-19 pandemic. Moreover, we currently generate a significant portion of our revenues under fixed price contracts, and fixed price contracts are more common in connection with our larger and more complex projects that typically involve greater performance risk. Under these contracts, we assume risks related to project estimates and execution, and project revenues can vary, sometimes substantially, from our original projections due to a variety of factors, including the additional complexity, timing uncertainty or extended bidding, regulatory and permitting processes associated with these projects. These variations can result in a reduction in expected profit or the incurrence of losses on a project or the issuance of change orders or assertion of contract claims against customers. See Revenue Recognition - Contract Estimates and Changes in Estimates in Note 4 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report for further information regarding changes in estimated contract revenues and/or project costs, including any significant project gains or losses in connection with fixed price contracts that have impacted our results, and determinations with respect to the recognition of change orders and claims as contract price adjustments.
Subcontract work and provision of materials. Work that is subcontracted to other service providers generally yields lower margins, and therefore an increase in subcontract work in a given period can decrease margins. In recent years, we have subcontracted approximately 20% of our work to other service providers. Our customers are usually responsible for supplying the materials for their projects. However, under some contracts, including contracts for projects where we provide engineering, procurement and construction (EPC) services, we agree to procure all or part of the required materials. Margins may be lower on projects where we furnish a significant amount of materials, as our markup on materials is generally lower than our markup on labor costs, and in a given period an increase in the percentage of work with greater materials procurement requirements may decrease our overall margins. Furthermore, as discussed further in Business Environment, fluctuations in the price or availability of materials and equipment we or our customers utilize could impact demand for our services or costs to complete projects.
Foreign currency risk. Our financial performance is reported on a U.S. dollar-denominated basis but is partially subject to fluctuations in foreign currency exchange rates. Fluctuations in exchange rates relative to the U.S. dollar, primarily Canadian dollars and Australian dollars, can materially impact our results of operations and impact comparability between periods.

Results of Operations
A discussion of the changes in our consolidated and segment results of operations between the three months ended March 31, 2022 and March 31, 2021 is included below, with certain of our segment results of operations recast to conform to our current segment reporting structure. The results of acquired businesses have been included in the following results of operations since their respective acquisition dates.
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):
Consolidated Results

	Three Months Ended March 31,				Change
	2022		2021		$	%
Revenues	$3,965,525	100.0%	$2,703,581	100.0%	$1,261,944	46.7%
Cost of services (including depreciation)	3,417,354	86.2	2,330,691	86.2	1,086,663	46.6%
Gross profit	548,171	13.8	372,890	13.8	175,281	47.0%
Equity in earnings of integral unconsolidated affiliates	15,152	0.4	5,183	0.2	9,969	192.3%
Selling, general and administrative expenses	(324,887)	(8.2)	(243,352)	(9.0)	(81,535)	33.5%
Amortization of intangible assets	(115,751)	(2.9)	(21,355)	(0.8)	(94,396)	442.0%
Change in fair value of contingent consideration liabilities	(5,169)	(0.1)	363	—	(5,532)	*
Operating income	117,516	3.0	113,729	4.2	3,787	3.3%
Interest and other financing expenses	(24,728)	(0.6)	(12,475)	(0.5)	(12,253)	98.2%
Interest income	69	—	117	—	(48)	(41.0)%
Other income (expense), net	(1,273)	(0.1)	3,672	0.2	(4,945)	*
Income before income taxes	91,584	2.3	105,043	3.9	(13,459)	(12.8)%
Provision for income taxes	6,556	0.2	13,724	0.5	(7,168)	(52.2)%
Net income	85,028	2.1	91,319	3.4	(6,291)	(6.9)%
Less: Net income attributable to non-controlling interests	387	—	1,558	0.1	(1,171)	(75.2)%
Net income attributable to common stock	$84,641	2.1%	$89,761	3.3%	$(5,120)	(5.7)%
* The percentage change is not meaningful.
Revenues. Revenues increased due to a $491.6 million increase in revenues from our Renewable Energy Infrastructure Solutions segment, a $462.7 million increase in revenues from our Electric Power Infrastructure Solutions segment and a $307.7 million increase in revenues from our Underground Utility and Infrastructure Solutions segment. See Segment Results below for additional information and discussion related to segment revenues.
Gross profit. Gross profit increased due primarily to the increase in revenues and improved utilization and fixed cost absorption in both our Electric Power Infrastructure Solutions segment and Underground Utility and Infrastructure Solutions segment. See Segment Results below for additional information and discussion related to segment operating income (loss).
Equity in earnings of integral unconsolidated affiliates. The amounts include our portion of amounts earned by integral unconsolidated affiliates and primarily relate to our portion of amounts earned by LUMA. Additionally, the amount for the three months ended March 31, 2022 includes our portion of amounts earned by an entity that we acquired a 44% interest in during the fourth quarter of 2021 that provides right-of-way solutions, including site preparation and clearing, materials delivery and installation and management of permitting requirements and traffic control. For additional information regarding these investments, see Note 8 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.

Selling, general and administrative expenses. The increase was primarily attributable to a $58.4 million increase in expenses associated with acquired businesses; an $11.4 million increase in compensation expense, largely associated with increased incentive and non-cash stock compensation expense as a result of higher levels of operating performance and an increase in salaries and benefits due to increased personnel to support business growth; and a $5.8 million increase in travel and related expenses. Partially offsetting these increases was a $6.2 million decrease in expense related to deferred compensation liabilities. The fair market value changes in deferred compensation liabilities were offset by changes in the fair value of the company-owned life insurance (COLI) policies associated with the deferred compensation plan, which are included in other income, net as discussed below.
Amortization of intangible assets. The increase was primarily due to amortization of intangible assets associated with recently acquired businesses, driven by the acquisition of Blattner, partially offset by reduced amortization expense associated with older acquired intangible assets, as certain of these assets became fully amortized.
Change in fair value of contingent consideration liabilities. Contingent consideration liabilities are payable in the event certain performance objectives are achieved by acquired businesses during designated post-acquisition periods. The change in fair value associated with these liabilities was primarily due to the effect of present value accretion on fair value calculations and to a lesser extent, changes in performance in post-acquisition measurement periods by certain acquired businesses. Further changes in fair value are expected to be recorded periodically until the contingent consideration liabilities are settled. For additional information regarding these liabilities, see Notes 6 and 17 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Interest and other financing expenses. Interest and other financing expenses increased for the three months ended March 31, 2022 primarily due to higher levels of debt. Our long-term debt increased significantly at the end of 2021 in connection with our acquisition of Blattner, resulting in an increase in interest and other financing expenses.
Other income (expense), net. The net other expense for the three months ended March 31, 2022 included a loss of $8.4 million resulting from the remeasurement of the fair value of our investment in a publicly traded broadband technology provider, Starry Group Holdings, Inc. (Starry), based on the market price of Starry’s common stock as of March 31, 2022. Partially offsetting this loss was a gain of $6.7 million as a result of our sale of a non-controlling ownership interest in a technology company. Equity in earnings of non-integral affiliates for three months ended March 31, 2022 was $5.3 million as compared to $0.7 million for the three months ended March 31, 2021, primarily due to an increase in the valuation of an investment in a transmission pipeline. Also included in other income (expense), net for the three months ended March 31, 2022 was $4.1 million of expense associated with our deferred compensation plan, as compared to $1.6 million of income during the three months ended March 31, 2021. The amounts associated with the deferred compensation plan were largely offset by corresponding changes in the fair market value of the liabilities associated with our deferred compensation plan, which are recorded in selling, general, and administrative expenses, as discussed above.
Provision for income taxes. The effective tax rates for the three months ended March 31, 2022 and 2021 were 7.2% and 13.1%. The lower rate for the three months ended March 31, 2022 was primarily due to the recognition of an $20.3 million tax benefit resulting from non-cash stock-based compensation awards vesting at higher fair market value than their grant date fair value, as compared to the recognition of an $18.0 million tax benefit for the three months ended March 31, 2021.
Other comprehensive income, net of taxes. Other comprehensive income results from translation of the balance sheets of our foreign operating companies, which are primarily located in Canada and Australia and have functional currencies other than the U.S. dollar, and therefore are affected by the strengthening or weakening of the U.S. dollar against such currencies. The gain in the three months ended March 31, 2022 was impacted primarily by the weakening of the U.S. dollar against both the Canadian and Australian dollars as of March 31, 2022 when compared to December 31, 2021. The gain in the three months ended March 31, 2021 was impacted primarily by the weakening of the U.S. dollar against the Canadian dollar as of March 31, 2021 when compared to December 31, 2020.

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

	Three Months Ended March 31,				Change
	2022		2021		$	%
Revenues:
Electric Power Infrastructure Solutions	$2,138,697	53.9%	$1,676,046	62.0%	$462,651	27.6%
Renewable Energy Infrastructure Solutions	875,632	22.1	384,074	14.2	491,558	128.0%
Underground Utility and Infrastructure Solutions	951,196	24.0	643,461	23.8	307,735	47.8%
Consolidated revenues	$3,965,525	100.0%	$2,703,581	100.0%	$1,261,944	46.7%
Operating income (loss):
Electric Power Infrastructure Solutions	$203,419	9.5%	$153,739	9.2%	$49,680	32.3%
Renewable Energy Infrastructure Solutions	69,942	8.0%	45,296	11.8%	24,646	54.4%
Underground Utility and Infrastructure Solutions	48,175	5.1%	8,813	1.4%	39,362	446.6%
Corporate and Non-Allocated costs	(204,020)	(5.1)%	(94,119)	(3.5)%	(109,901)	116.8%
Consolidated operating income	$117,516	3.0%	$113,729	4.2%	$3,787	3.3%
Electric Power Infrastructure Solutions Segment Results
The increase in revenues for the three months ended March 31, 2022 was primarily due to increased spending by our utility customers on grid modernization and hardening, resulting in increased demand for our electric power services, as well as approximately $75 million in revenues attributable to acquired businesses.
Operating income and operating margin increased for the three months ended March 31, 2022 primarily due to the increase in revenues, which contributed to higher levels of fixed cost absorption. Operating income and operating margin also increased for the three months ended March 31, 2022 due to improved performance by our telecommunication operations which experienced losses on certain projects during the three months ended March 31, 2021 resulting from poor subcontractor performance, challenging site conditions and weather and seasonal impacts. The increase in operating margin was also attributable to a $10.0 million increase in equity in earnings from LUMA and other integral affiliates as compared to the three months ended March 31, 2021. These increases in operating margin were partially offset by lower margins on certain Canadian projects, as our productivity was substantially impacted by the COVID-19 pandemic.
Renewable Energy Infrastructure Solutions Segment Results
The increase in revenues for the three months ended March 31, 2022 was primarily due to $470 million in revenues attributable to acquired businesses, primarily Blattner, which was acquired in October 2021. The remaining increase in revenues was primarily due to increased renewable transmission and interconnection construction services.
The increase in operating income was primarily due to higher revenues associated with the acquisition of Blattner. Blattner’s operating margin was in line with our legacy business results, primarily attributable to transmission and interconnection construction services. The decrease in operating margin was primarily due to the favorable close-out of certain projects during the three months ended March 31, 2021, as well as the normal variability associated with the timing of projects and project mix.
Underground Utility and Infrastructure Solutions Segment Results
The increase in revenues for the three months ended March 31, 2022 was primarily due to increased revenues associated with higher demand from our gas utility and industrial customers, which have begun to move forward with their deferred maintenance and capital spending during the three months ended March 31, 2022, as well as an increase in revenues associated with securing large pipeline projects.
The increase in operating income and operating margin during the three months ended March 31, 2022 was primarily due to the increase in revenues, which contributed to higher levels of fixed cost absorption. Also contributing to the increases were improved performance across the segment, particularly with respect to our industrial services operations, and favorable project timing and project mix. Additionally, during the three months ended March 31, 2022, operating income was not as significantly impacted by the COVID-19 pandemic and challenges in the overall energy market as compared to the three months ended March 31, 2021.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the three months ended March 31, 2022 was primarily related to a $94.4 million increase in intangible asset amortization, largely associated with the acquisition of Blattner, and a $13.4 million increase in acquisition and integration costs related to recent acquisitions. Included in acquisition and integration costs during the three months ended March 31, 2022 was $11.5 million of expenses associated with change of control payments as a result of the acquisition of Blattner. These increases were partially offset by a decrease in expense related to deferred compensation liabilities due to market fluctuations.

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
As to certain of the items below, (i) non-cash stock-based compensation expense varies from period to period due to acquisition activity, changes in the estimated fair value of performance-based awards, forfeiture rates, accelerated vesting and amounts granted; (ii) acquisition and integration costs vary from period to period depending on the level of our acquisition activity; (iii) equity in (earnings) losses of non-integral unconsolidated affiliates varies from period to period depending on the activity and financial performance of non-integral unconsolidated affiliates, including gain or loss on sales of investments accounted for using the equity method of accounting; (iv) gains and losses on the sale of investments vary from period to period depending on activity; (v) unrealized mark-to-market adjustments on our investment in a publicly traded company vary from period to period based on fluctuations in the market price of such company’s common stock; and (vi) change in fair value of contingent consideration liabilities varies from period to period depending on the performance in post-acquisition periods of certain acquired businesses and the effect of present value accretion on fair value calculations. Because EBITDA and adjusted EBITDA, as defined, exclude some, but not all, items that affect net income attributable to common stock, such measures may not be comparable to similarly titled measures of other companies. The most comparable GAAP financial measure, net income attributable to common stock, and information reconciling the GAAP and non-GAAP financial measures, are included below. The following table shows dollars in thousands.

	Three Months Ended
	March 31,
	2022	2021
Net income attributable to common stock (GAAP as reported)	$84,641	$89,761
Interest and other financing expenses	24,728	12,475
Interest income	(69)	(117)
Provision for income taxes	6,556	13,724
Depreciation expense	70,954	62,107
Amortization of intangible assets	115,751	21,355
Interest, income taxes and depreciation included in equity in earnings of integral unconsolidated affiliates	3,261	1,501
EBITDA	305,822	200,806
Non-cash stock-based compensation	22,992	18,687
Acquisition and integration costs (a)	15,131	1,761
Equity in (earnings) losses of non-integral unconsolidated affiliates	(5,338)	(685)
Gain on sale of investment (b)	(6,696)	—
Unrealized loss from mark-to-market adjustment on investment (c)	8,393	—
Change in fair value of contingent consideration liabilities	5,169	(363)
Adjusted EBITDA	$345,473	$220,206
(a) The amount for the three months ended March 31, 2022 includes, among other things, $11.5 million of expenses that are associated with change of control payments as a result of the acquisition of Blattner.
(b) The amount for the three months ended March 31, 2022 represents a gain as a result of the sale of our non-controlling ownership interest in a technology company.
(c) The amount for the three months ended March 31, 2022 represents a decrease in the fair value of our investment based on the market price our stock investment in Starry, a publicly traded company.
Remaining Performance Obligations and Backlog
A performance obligation is a promise in a contract with a customer to transfer a distinct good or service. Our remaining performance obligations represent management’s estimate of consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work has not yet begun, which includes estimated revenues attributable to consolidated joint ventures and variable interest entities, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized, and revenues from change orders and claims to the extent management believes they will be earned and are probable of collection.
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
As of March 31, 2022 and December 31, 2021, MSAs accounted for 54% and 55% of our estimated 12-month backlog and 65% and 67% of total backlog. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts can be terminated on short notice even if we are not in default. We determine the estimated backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining estimated backlog. As a result, estimates for remaining performance obligations and backlog are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies (including the ongoing

COVID-19 pandemic) and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.
The following table reconciles total remaining performance obligations to our backlog (a non-GAAP financial measure) by reportable segment along with estimates of amounts expected to be realized within 12 months (in thousands):

	March 31, 2022		December 31, 2021
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Solutions
Remaining performance obligations	$2,071,266	$2,731,572	$2,002,862	$2,769,106
Estimated orders under MSAs and short-term, non-fixed price contracts	4,308,992	9,443,108	4,492,038	9,447,765
Backlog	$6,380,258	$12,174,680	$6,494,900	$12,216,871

Renewable Energy Infrastructure Solutions
Remaining performance obligations	$2,311,389	$2,947,942	$2,178,846	$2,428,408
Estimated orders under MSAs and short-term, non-fixed price contracts	70,199	132,959	65,618	120,237
Backlog	$2,381,588	$3,080,901	$2,244,464	$2,548,645

Underground Utility and Infrastructure Solutions
Remaining performance obligations	$979,652	$1,163,118	$637,843	$697,881
Estimated orders under MSAs and short-term, non-fixed price contracts	1,763,478	4,035,483	1,934,826	3,810,829
Backlog	$2,743,130	$5,198,601	$2,572,669	$4,508,710

Total
Remaining performance obligations	$5,362,307	$6,842,632	$4,819,551	$5,895,395
Estimated orders under MSAs and short-term, non-fixed price contracts	6,142,669	13,611,550	6,492,482	13,378,831
Backlog	$11,504,976	$20,454,182	$11,312,033	$19,274,226

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

Cash Requirements and Capital Allocation
Cash Requirements. The following table summarizes, as of March 31, 2022, our cash requirements from contractual obligations that are due within the twelve months subsequent to March 31, 2022 and thereafter, excluding certain amounts discussed below (in thousands):

	Due by March 31, 2023	Thereafter	Total
Long-term debt, including current portion - principal	$20,613	$3,822,932	$3,843,545
Long-term debt - cash interest (1)	64,110	648,644	712,754
Operating lease obligations (2)	84,270	182,899	267,169
Operating lease obligations that have not yet commenced (3)	712	14,267	14,979
Finance lease obligations (2)	1,374	2,134	3,508
Short-term lease obligations (4)	16,539	—	16,539
Deferral of employer portion of payroll tax payments	54,435	—	54,435
Equipment purchase commitments (5)	104,000	17,281	121,281
Capital commitment related to investments in unconsolidated affiliates (6)	1,686	11,162	12,848
Total cash requirements from contractual obligations	$347,739	$4,699,319	$5,047,058

(1)    Amounts represents cash interest and other financing expenses associated with our fixed-rate, long-term debt, which primarily includes our senior notes and financing transactions arising from the exercise of our equipment rental purchase options. Our $750.0 million term loan and $522.9 million of outstanding revolving loans under our senior credit facility bear interest at variable market rates. Assuming the principal amount outstanding and interest rate in effect as of March 31, 2022 with respect to this variable rate debt remained the same, the annual cash interest expense would be approximately $23.8 million, payable until October 8, 2026, the maturity date of our senior credit facility. Such amount has not been included above due to its variability. However, the recent increase in the federal funds interest rate, as well as expected additional increases to such rate during the remainder of 2022, is expected to increase the variable interest rate on amounts borrowed under our senior credit facility in future periods. Additionally, as discussed further in Significant Sources of Cash below, our cash interest and other financing expenses may also be impacted in future periods due to the transition in financial markets away from LIBOR, which is expected to be complete by mid-2023.
(2)    Amounts represent undiscounted operating and finance lease obligations as of March 31, 2022. The corresponding amounts recorded on our March 31, 2022 condensed consolidated balance sheet represent the present value of these amounts.
(3)    Amounts represent undiscounted operating lease obligations that have not commenced as of March 31, 2022. The operating lease obligations will be recorded on our condensed consolidated balance sheet beginning on the commencement date of each lease.
(4)    Amount represent short-term lease obligations that are not recorded on our March 31, 2022 condensed consolidated balance sheet due to our accounting policy election. Month-to-month rental expense associated primarily with certain equipment rentals is excluded from these amounts because we are unable to accurately predict future rental amounts.
(5)    Amounts represents capital committed for the expansion of our vehicle fleet. Although we have committed to the purchase of these vehicles/equipment at the time of their delivery, we expect that these orders will be assigned to third-party leasing companies and made available to us under certain of our master equipment lease agreements.
(6)     Amounts represents outstanding capital commitments associated with investments in unconsolidated affiliates.
Contingent Obligations. We have various contingent obligations that could require the use of cash or impact the collection of cash in future periods; however, we are unable to accurately predict the timing and estimate the amount of such contingent obligations as of March 31, 2022. These contingent obligations generally include, among other things:
•contingent consideration liabilities and changes to consideration related to acquisitions and purchase price allocations, including liabilities assumed related to change of control provisions, which are described further in Note 6 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report;

•undistributed earnings of foreign subsidiaries and unrecognized tax benefits, which are described further in Note 12 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report and Note 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of our 2021 Annual Report;
•collective bargaining agreements and multiemployer pension plan liabilities, as well as liabilities related to our deferred compensation and other employee benefit plans, which are described further in Notes 15 and 16 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report; and
•obligations relating to our investments in affiliates and other entities, lawsuits and other legal proceedings, uncollectible accounts receivable, insurance liabilities, obligations relating to letters of credit, bonds and parent guarantees, obligations relating to employment agreements, indemnities and assumed liabilities, and residual value guarantees, which are described further in Note 16 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report and Note 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of our 2021 Annual Report.
Capital Allocation. Our capital deployment priorities that require the use of cash include: (i) working capital to fund ongoing operating needs, (ii) capital expenditures to meet anticipated demand for our services, (iii) acquisitions and investments to facilitate the long-term growth and sustainability of our business, and (iv) return of capital to stockholders, including through the payment of dividends and repurchases of our outstanding common stock. Our industry is capital intensive, and we expect substantial capital expenditures and commitments for equipment purchases and equipment lease and rental arrangements to be needed into the foreseeable future in order to meet anticipated demand for our services. We expect capital expenditures for the year ended December 31, 2022 to be approximately $400 million. In line with our past practices, and as set forth in further detail below, we also expect to continue to allocate significant capital to strategic acquisitions and investments, as well as to pay dividends and to repurchase our outstanding common stock.
Significant Sources of Cash
We anticipate that our future cash flows from operating activities, cash and cash equivalents on hand, existing borrowing capacity under our senior credit facility and ability to access capital markets for additional capital will provide sufficient funds to enable us to meet our cash requirements described above for the next twelve months and over the longer term.
Cash flow from operating activities is primarily influenced by demand for our services and operating margins but is also influenced by the timing of working capital needs associated with the various types of services that we provide. Our working capital needs may increase when we commence large volumes of work under circumstances where project costs are required to be paid before the associated receivables are billed and collected. Additionally, operating cash flows may be negatively impacted as a result of unpaid change orders and claims. Changes in project timing due to delays or accelerations and other economic factors that may affect customer spending, including the potential continued impact of the COVID-19 pandemic, could also impact cash flow from operating activities. Further information with respect to our cash flow from operating activities is set forth below and in Note 19 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Our available commitments under our senior credit facility and cash and cash equivalents as of March 31, 2022 were as follows (in thousands):

March 31, 2022
Total capacity available for revolving loans and letters of credit	$2,640,000
Less:
Borrowings of revolving loans	522,878
Letters of credit outstanding	324,143
Available commitments for issuing revolving loans or new letters of credit	1,792,979
Plus:
Cash and cash equivalents	238,258
Total available commitments under senior credit facility and cash and cash equivalents	$2,031,237
We consider our investment policies related to cash and cash equivalents to be conservative, as we maintain a diverse portfolio of what we believe to be high-quality cash and cash equivalent investments with short-term maturities. Further information with respect to our cash and cash equivalents is set forth in Note 18 of the Notes to Condensed Consolidated

Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. Additionally, subject to the conditions specified in the credit agreement for our senior credit facility, we have the option to increase the capacity of our senior credit facility, in the form of an increase in the revolving commitments, term loans or a combination thereof, from time to time, upon receipt of additional commitments from new or existing lenders by up to an additional (i) $400.0 million plus (ii) additional amounts so long as the Incremental Leverage Ratio Requirement (as defined in the credit agreement) is satisfied at the time of such increase. The Incremental Leverage Ratio Requirement requires, among other things, after giving pro forma effect to such increase and the use of proceeds therefrom, compliance with the credit agreement’s financial covenants as of the most recent fiscal quarter end for which financial statements were required to be delivered. Further information with respect to our debt obligations is set forth in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
We may also seek to access the capital markets from time to time to raise additional capital, increase liquidity as necessary, refinance or extend the term of our existing indebtedness, fund acquisitions or otherwise fund our capital needs. While our financial strategy and consistent performance have allowed us to maintain investment grade ratings subsequent to recent financing transactions, including the senior notes issuance and increase in the capacity of our senior credit facility in connection with our acquisition of Blattner during the fourth quarter of 2021, our ability to access capital markets in the future depends on a number of factors, including our financial performance and financial position, our credit ratings, industry conditions, general economic conditions, our backlog, capital expenditure commitments, market conditions and market perceptions of us and our industry.
Furthermore, our interest expense may be impacted in future periods due to the transition in financial markets away from the London Interbank Offered Rate (LIBOR), which is expected to be complete by mid-2023. While the credit agreement for our senior credit facility includes LIBOR benchmark replacement provisions, the ultimate impact of the transition away from LIBOR remains unknown and is subject to numerous factors, including determination of a replacement benchmark, and could materially and adversely affect our interest expense in future periods.
Sources and Uses of Cash and Cash Equivalents During the Three Months Ended March 31, 2022 and 2021
In summary, our cash flows for each period were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash provided by operating activities	$85,090	$125,613
Net cash used in investing activities	$(93,069)	$(222,806)
Net cash provided by financing activities	$16,550	$112,989
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
Net cash provided by operating activities during the three months ended March 31, 2022 was negatively impacted by increased working capital requirements, which were primarily attributable to progress on two larger transmission projects in Canada and the timing of the associated billings on such projects. These increases in working capital needs were partially offset by an increase in cash earnings compared to the three months ended March 31, 2021.
During the three months ended March 31, 2021, our working capital needs increased due to an overall increase in the pace of our projects due to lesser impacts related to the COVID-19 pandemic including the two larger transmission projects in Canada and the timing of associated billings on such projects.

Days sales outstanding (DSO) represents the average number of days it takes revenues to be converted into cash, which management believes is an important metric for assessing liquidity. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets less contract liabilities, divided by average revenues per day during the quarter. DSO as of March 31, 2022 was 80 days, which was lower than DSO of 89 days as of March 31, 2021 and our five-year historical average DSO of 82 days. This decrease in DSO as compared to March 31, 2021 was primarily due to the favorable impact of the acquisition of Blattner, which has historically had a lower DSO than certain of our other larger operating companies. This decrease was partially offset by increased working capital requirements primarily related to the two larger transmission projects in Canada and the timing of the associated billings on such projects.
Investing Activities
Net cash used in investing activities in the three months ended March 31, 2022 included $109.9 million of capital expenditures and $8.3 million of cash paid for equity and other investments. Partially offsetting these items was $16.5 million of cash received from investments, which primarily related to proceeds received from the sale of an investment, and $8.8 million of proceeds from the sale of property and equipment.
Net cash used in investing activities in the three months ended March 31, 2021 included $114.0 million of cash paid for equity and other investments, which primarily related to the acquisition of our non-controlling interest in Starry; $83.5 million of capital expenditures; and $32.8 million used for acquisitions, primarily related to acquisitions closed in prior periods. These items were partially offset by $7.2 million of proceeds from the sale of property and equipment.
Our industry is capital intensive, and we expect substantial capital expenditures and commitments for equipment purchases and equipment lease and rental arrangements to be needed into the foreseeable future in order to meet anticipated demand for our services. We also have various other capital commitments that are detailed in Cash Requirements and Capital Allocation above. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or amount of the cash needed for these initiatives.
Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2022 included $68.0 million of net borrowings under our senior credit facility. These net borrowings were partially offset by $15.7 million of net repayments of short-term debt, $11.3 million of cash payments related to tax withholding for non-cash stock-based compensation, $10.8 million of cash payments for dividends and dividend equivalents and $9.5 million of cash payments for common stock repurchases.
Net cash provided by financing activities in the three months ended March 31, 2021 included $171.7 million of net borrowings under our senior credit facility, partially offset by $23.9 million of cash payments to satisfy tax withholding obligations associated with non-cash stock-based compensation, $19.5 million of cash payments for common stock repurchases and $8.8 million of cash payments for dividends and cash dividend equivalents.

Critical Accounting Estimates and Policies Update
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. Certain information and footnote disclosures normally included in annual financial statements, which are prepared in accordance with GAAP, have been condensed or omitted pursuant to those rules and regulations. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the condensed consolidated financial statements are published and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our condensed consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates. Management has reviewed its development and selection of critical accounting estimates with the audit committee of our Board of Directors. Our accounting policies are primarily described in Notes 2 and 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of Part II of our 2021 Annual Report and should be read in conjunction with our critical accounting estimates detailed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of our 2021 Annual Report.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2022. Refer to the information on financial market risk related to changes in interest rates and currency exchange rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our 2021 Annual Report. Our primary exposure to market risk relates to unfavorable changes in concentration of credit risk, interest rates and currency exchange rates.

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
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act, as such disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Evaluation of Internal Control over Financial Reporting
As described in Item 9A. Controls and Procedures of Part II of our 2021 Annual Report, we acquired Blattner and nine other businesses in 2021. We are in the process of integrating each acquired business into our overall internal control over financial reporting process.
Except as noted above, there has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1.  Legal Proceedings.
We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, negligence or gross negligence and/or property damage, environmental liabilities, wage and hour claims and other employment-related damages, punitive damages, consequential damages, civil penalties or other losses, or injunctive or declaratory relief, as well as interest and attorneys’ fees associated with such claims. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Note 16 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report, which is incorporated by reference in this Item 1, for additional information regarding litigation, claims and other legal proceedings.

Item 1A.  Risk Factors.
Our business is subject to a variety of risks and uncertainties that are difficult to predict and many of which are outside of our control. For a detailed discussion of the risks that affect our business, refer to Item 1A. Risk Factors of Part I of our 2021 Annual Report. As of the date of this filing, there have been no material changes to the risk factors previously described in our 2021 Annual Report. The matters specifically identified are not the only risks and uncertainties facing our company, and additional risks and uncertainties not known to us or not specifically identified may also impair our business. If any of these risks and uncertainties occur, our business, financial condition, results of operations and cash flows could be negatively impacted, which could negatively impact the value of an investment in our company.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities During the First Quarter of 2022
The following table contains information about our purchases of equity securities during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
January 1 - 31, 2022
Open Market Stock Repurchases (1)	—	$—	—	$472,819,735
Tax Withholding Obligations (2)	26,162	$104.21	—
February 1 - 28, 2022
Open Market Stock Repurchases (1)	—	$—	—	$472,819,735
Tax Withholding Obligations (2)	6,267	$109.78	—
March 1 - 31, 2022
Open Market Stock Repurchases (1)	84,798	$122.96	84,798	$462,393,287
Tax Withholding Obligations (2)	642,582	$111.10	—
Total	759,809		84,798	$462,393,287

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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6.Exhibits.

Exhibit No.		Description
3.1		Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.1 to Quanta's Form 8-K filed March 26, 2019 and incorporated herein by reference)
3.2		Bylaws of Quanta Services, Inc., as amended and restated December 6, 2018 (previously filed as Exhibit 3.1 to Quanta’s Form 8-K filed December 11, 2018 and incorporated herein by reference)
10.1	^
Quanta Services, Inc. Term Sheet for 2022 Annual Incentive Plan – Corporate Employees, Quanta Services, Inc. Term Sheet for 2022 Senior Leadership Long-Term Incentive Plan and Quanta Services, Inc. Term Sheet for 2022 Discretionary Plan – All Employees (previously filed as Exhibit 10.1 to Quanta's Form 8-K filed March 8, 2022 and incorporated herein by reference)

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
The following financial statements from Quanta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and with detailed tags

104	*	The cover page from Quanta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101)
_______________________________________

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTA SERVICES, INC.

By:	/s/ PAUL M. NOBEL
Paul M. Nobel Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: May 5, 2022