Form 10-Q
period 2022-06-30
QUANTA SERVICES, INC.
filed 2022-08-04
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of August 2, 2022, the number of outstanding shares of Common Stock of the registrant was 143,022,957.

QUANTA SERVICES, INC. AND SUBSIDIARIES

Cautionary Statement About Forward-Looking Statements and Information
This Quarterly Report on Form 10-Q (Quarterly Report) of Quanta Services, Inc. (together with its subsidiaries, Quanta, we, us or our) includes forward-looking statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:
•Projected revenues, net income, earnings per share, margins, cash flows, liquidity, weighted average shares outstanding, capital expenditures, interest rates and tax rates, as well as other projections of operating results and GAAP (as defined below) and non-GAAP financial results, including EBITDA, adjusted EBITDA and backlog;
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
•The expected value of contracts or intended contracts with customers, as well as the expected timing, scope, services, term or results of any awarded or expected projects;
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
•Future capital allocation initiatives, including the amount and timing of, and strategies with respect to, any future acquisitions, investments, cash dividends, repurchases of our equity or debt securities or repayments of other outstanding debt;
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
These forward-looking statements are not guarantees of future performance; rather they involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or are beyond our control and reflect management’s beliefs and assumptions based on information available at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be inaccurate or incorrect. These statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:
•Market, industry, economic, financial or political conditions that are outside of our control, including economic, energy, infrastructure and environmental policies and plans that are adopted or proposed by the U.S. federal and state governments or other governments in territories or countries in which we operate, geopolitical conflicts and political unrest, and inflation;
•Quarterly variations in our operating and financial results, liquidity, financial condition, cash flows, capital requirements, and reinvestment opportunities, including the ongoing and potential impact to our business operations, workforce and supply chains resulting from the COVID-19 pandemic and governmental responses thereto;
•The overall severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of business and governmental responses thereto on our operations, personnel and supply chains, and on commercial activity and demand across our business and our customers’ businesses, as well as our inability to predict the extent to which the COVID-19 pandemic will adversely impact our business, financial performance, results of operations, financial position, liquidity, cash flows, the price of our securities and the achievement of our strategic objectives;
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
•The effect of commodity prices and commodity production volumes, which have been and may continue to be affected by inflationary pressure, on our operations and growth opportunities and on our customers’ capital programs and demand for our services;
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
•Damage to our brands or reputation, as well as potential costs, liabilities, fines or penalties, arising as a result of cyber-security breaches, environmental and occupational health and safety matters, corporate scandal, failure to successfully perform or negative publicity regarding a high-profile project, involvement in a catastrophic event (e.g., fire, explosion) or other negative incidents;
•Disruptions in, or failure to adequately protect, our information technology systems;
•Our dependence on suppliers, subcontractors, equipment manufacturers and other third parties and the impact of, among other things, inflationary pressure; regulatory, supply chain and logistical challenges; and the COVID-19 pandemic on these third parties;
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
•The inability or refusal of our customers or third-party contractors to pay for services, which could result in our inability to collect our outstanding receivables, failure to recover amounts billed to, or avoidance of certain payments received from, customers in bankruptcy or failure to recover on change orders or contract claims;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$150,653	$229,097
Accounts receivable, net of allowances of $49,707 and $49,749	3,518,576	3,400,318
Contract assets	1,001,733	803,453
Inventories	96,306	84,659
Prepaid expenses and other current assets	253,592	215,050
Total current assets	5,020,860	4,732,577
Property and equipment, net of accumulated depreciation of $1,599,037 and $1,503,498	2,024,238	1,919,697
Operating lease right-of-use assets	226,494	240,605
Other assets, net	615,119	632,244
Other intangible assets, net of accumulated amortization of $902,028 and $682,498	1,575,714	1,801,180
Goodwill	3,587,220	3,528,886
Total assets	$13,049,645	$12,855,189
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term debt	$27,162	$29,166
Current portion of operating lease liabilities	74,728	78,251
Accounts payable and accrued expenses	2,366,337	2,254,671
Contract liabilities	751,326	802,872
Total current liabilities	3,219,553	3,164,960
Long-term debt, net of current maturities	3,871,294	3,724,474
Operating lease liabilities, net of current portion	163,693	170,427
Deferred income taxes	193,172	191,098
Insurance and other non-current liabilities	462,158	487,309
Total liabilities	7,909,870	7,738,268
Commitments and Contingencies
Equity:
Common stock, $0.00001 par value, 600,000,000 shares authorized, 170,495,056 and 168,546,513 shares issued, and 143,080,328 and 142,633,934 shares outstanding	2	2
Additional paid-in capital	2,665,286	2,615,410
Retained earnings	3,866,762	3,714,843
Accumulated other comprehensive loss	(255,309)	(237,689)
Treasury stock, 27,414,728 and 25,912,579 common shares	(1,149,722)	(980,265)
Total stockholders’ equity	5,127,019	5,112,301
Non-controlling interests	12,756	4,620
Total equity	5,139,775	5,116,921
Total liabilities and equity	$13,049,645	$12,855,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$4,232,003	$2,999,816	$8,197,528	$5,703,397
Cost of services (including depreciation)	3,607,413	2,552,105	7,024,767	4,882,796
Gross profit	624,590	447,711	1,172,761	820,601
Equity in earnings of integral unconsolidated affiliates	18,565	7,450	33,717	12,633
Selling, general and administrative expenses	(323,245)	(270,110)	(648,132)	(513,462)
Amortization of intangible assets	(107,945)	(21,291)	(223,696)	(42,646)
Asset impairment charges	(2,800)	(2,319)	(2,800)	(2,319)
Change in fair value of contingent consideration liabilities	(809)	210	(5,978)	573
Operating income	208,356	161,651	325,872	275,380
Interest and other financing expenses	(28,639)	(13,109)	(53,367)	(25,584)
Interest income	222	2,909	291	3,026
Other income (expense), net	(42,527)	8,471	(43,800)	12,143
Income before income taxes	137,412	159,922	228,996	264,965
Provision for income taxes	41,252	40,951	47,808	54,675
Net income	96,160	118,971	181,188	210,290
Less: Net income attributable to non-controlling interests	8,140	1,938	8,527	3,496
Net income attributable to common stock	$88,020	$117,033	$172,661	$206,794

Earnings per share attributable to common stock:
Basic	$0.61	$0.83	$1.20	$1.48
Diluted	$0.59	$0.81	$1.16	$1.43

Shares used in computing earnings per share:
Weighted average basic shares outstanding	143,851	140,276	143,697	140,199
Weighted average diluted shares outstanding	148,211	144,607	148,327	144,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$96,160	$118,971	$181,188	$210,290
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of tax of $0, $0, $0, and $0	(31,087)	7,888	(17,559)	16,420
Other income (loss), net of tax of $35, $1, $(12), and $3	192	7	(61)	14
Other comprehensive income (loss), net of taxes	(30,895)	7,895	(17,620)	16,434
Comprehensive income	65,265	126,866	163,568	226,724
Less: Comprehensive income attributable to non-controlling interests	8,140	1,938	8,527	3,496
Total comprehensive income attributable to common stock	$57,125	$124,928	$155,041	$223,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cash Flows from Operating Activities:
Net income	$96,160	$118,971	$181,188	$210,290
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	73,959	62,757	144,913	124,864
Amortization of intangible assets	107,945	21,291	223,696	42,646
Asset impairment charges	2,800	2,319	2,800	2,319
Change in fair value of contingent consideration liabilities	809	(210)	5,978	(573)
Equity in (earnings) losses of unconsolidated affiliates, net of distributions	4,707	(8,108)	(15,783)	(13,976)
Amortization of deferred financing costs	1,460	844	2,918	1,690
Gain on sale of property and equipment	(1,263)	(4,872)	(3,456)	(9,854)
Gain on sale of investments	—	—	(6,696)	—
Unrealized loss from mark-to-market adjustment on investment	41,654	—	50,047	—
Increase (decrease) in provision for credit losses	(428)	23,877	(295)	23,920
Deferred income tax expense (benefit)	8,493	14,253	395	16,747
Non-cash stock-based compensation	28,090	23,923	51,082	42,610
Foreign currency (gain) loss	1,179	(1,054)	2,760	(1,630)
Payments for contingent consideration liabilities	—	—	(63)	—
Changes in operating assets and liabilities, net of non-cash transactions	(246,834)	(65,043)	(435,663)	(124,492)
Net cash provided by operating activities	118,731	188,948	203,821	314,561
Cash Flows from Investing Activities:
Capital expenditures	(121,574)	(74,898)	(231,511)	(158,384)
Proceeds from sale of property and equipment	15,594	11,447	24,404	18,670
Proceeds from insurance settlements related to property and equipment	791	273	982	280
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(4,809)	(35,334)	(4,809)	(68,112)
Investments in unconsolidated affiliates and other	(8,334)	(342)	(16,653)	(114,324)
Cash received from investments	445	2,807	16,905	3,017
Cash paid for intangible assets	(62)	(324)	(336)	(324)
Net cash used in investing activities	(117,949)	(96,371)	(211,018)	(319,177)
Cash Flows from Financing Activities:
Borrowings under credit facility	1,520,221	1,055,583	2,889,372	1,884,079
Payments under credit facility	(1,446,103)	(1,058,022)	(2,747,249)	(1,714,840)
Payments on other long-term debt	(1,902)	(757)	(3,981)	(1,614)
Net borrowings (repayments) of short-term debt	107	—	(15,596)	(4,247)
Deferred financing costs	—	—	(48)	—
Payments for contingent consideration liabilities	—	—	(1,514)	(263)
Contributions received from (distributions to) non-controlling interests, net	147	(4,121)	(391)	(5,250)
Payments related to tax withholding for share-based compensation	(64,963)	(36,572)	(76,215)	(60,493)
Payments of dividends	(10,088)	(8,415)	(20,930)	(17,213)
Repurchase of common stock	(84,885)	(29,449)	(94,364)	(48,923)
Net cash provided by (used in) financing activities	(87,466)	(81,753)	(70,916)	31,236

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(786)	1,276	(408)	1,287

Net increase (decrease) in cash, cash equivalents and restricted cash	(87,470)	12,100	(78,521)	27,907
Cash, cash equivalents and restricted cash, beginning of period	240,836	202,615	231,887	186,808
Cash, cash equivalents and restricted cash, end of period	$153,366	$214,715	$153,366	$214,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2021	142,633,934	$2	$2,615,410	$3,714,843	$(237,689)	$(980,265)	$5,112,301	$4,620	$5,116,921
Other comprehensive income, net of taxes	—	—	—	—	13,275	—	13,275	—	13,275
Stock-based compensation activity	1,216,468	—	21,830	—	—	(73,643)	(51,813)	—	(51,813)
Common stock repurchases	(84,798)	—	—	—	—	(10,426)	(10,426)	—	(10,426)
Dividends declared ($0.07 per share)	—	—	—	(10,459)	—	—	(10,459)	—	(10,459)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(538)	(538)
Net income	—	—	—	84,641	—	—	84,641	387	85,028
Balance, March 31, 2022	143,765,604	$2	$2,637,240	$3,789,025	$(224,414)	$(1,064,334)	$5,137,519	$4,469	$5,141,988
Other comprehensive loss, net of taxes	—	—	—	—	(30,895)	—	(30,895)	—	(30,895)
Stock-based compensation activity	46,105	—	28,046	—	—	(504)	27,542	—	27,542
Common stock repurchases	(731,381)	—	—	—	—	(84,884)	(84,884)	—	(84,884)
Dividends declared ($0.07 per share)	—	—	—	(10,283)	—	—	(10,283)	—	(10,283)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(80)	(80)
Contribution from non-controlling interest	—	—	—	—	—	—	—	227	227
Net income	—	—	—	88,020	—	—	88,020	8,140	96,160
Balance, June 30, 2022	143,080,328	$2	$2,665,286	$3,866,762	$(255,309)	$(1,149,722)	$5,127,019	$12,756	$5,139,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2020	138,300,191	$2	$2,170,026	$3,264,967	$(232,997)	$(857,817)	$4,344,181	$4,791	$4,348,972
Other comprehensive income, net of taxes	—	—	—	—	8,539	—	8,539	—	8,539
Stock-based compensation activity	1,368,739	—	13,702	—	—	(55,101)	(41,399)	—	(41,399)
Common stock repurchases	(222,081)	—	—	—		(17,710)	(17,710)	—	(17,710)
Dividends declared ($0.06 per share)	—	—	—	(8,429)	—	—	(8,429)	—	(8,429)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,129)	(1,129)
Net income	—	—	—	89,761	—	—	89,761	1,558	91,319
Balance, March 31, 2021	139,446,849	$2	$2,183,728	$3,346,299	$(224,458)	$(930,628)	$4,374,943	$5,220	$4,380,163
Other comprehensive income, net of taxes	—	—	—	—	7,895	—	7,895	—	7,895
Stock-based compensation activity	64,600	—	25,177	—	—	(216)	24,961	—	24,961
Common stock repurchases	(313,725)	—	—	—	—	(29,450)	(29,450)	—	(29,450)
Dividends declared ($0.06 per share)	—	—	—	(8,650)	—	—	(8,650)	—	(8,650)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(4,121)	(4,121)
Other	—	—	—	—	—	—	—	25	25
Net income	—	—	—	117,033	—	—	117,033	1,938	118,971
Balance, June 30, 2021	139,197,724	$2	$2,208,905	$3,454,682	$(216,563)	$(960,294)	$4,486,732	$3,062	$4,489,794

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
New Accounting Pronouncement Not Yet Adopted
In October 2021, the Financial Accounting Standards Board (FASB) issued an update that requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with FASB ASC 606 (Revenue from Contracts with Customers). At the acquisition date, an acquirer should account for the related contract revenue in accordance with FASB ASC 606. This update is effective for interim and annual periods beginning after December 15, 2022, with amendments generally applied prospectively. Quanta will adopt this update by January 1, 2023, and it is not expected to have a material impact on Quanta’s consolidated financial statements at the date of adoption.

4. REVENUE RECOGNITION AND RELATED BALANCE SHEET ACCOUNTS:
Contracts
Quanta’s services may be provided pursuant to master service agreements (MSAs), repair and maintenance contracts and fixed price and non-fixed price construction contracts. These contracts are classified into three categories: unit-price contracts, cost-plus contracts and fixed price contracts.
The following tables present Quanta’s revenue disaggregated by contract type and by geographic location, as determined by the job location (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
By contract type:
Unit-price contracts	$1,451,905	34.3%	$1,217,724	40.6%	2,809,507	34.3%	$2,194,286	38.5%
Cost-plus contracts	974,942	23.0%	759,485	25.3%	1,893,230	23.1%	1,422,257	24.9%
Fixed price contracts	1,805,156	42.7%	1,022,607	34.1%	3,494,791	42.6%	2,086,854	36.6%
Total revenues	$4,232,003	100.0%	$2,999,816	100.0%	$8,197,528	100.0%	$5,703,397	100.0%

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
By primary geographic location:
United States	$3,667,337	86.7%	$2,570,798	85.7%	$6,991,306	85.2%	$4,776,914	83.7%
Canada	439,466	10.4%	327,159	10.9%	990,371	12.1%	741,005	13.0%
Australia	89,369	2.1%	62,808	2.1%	144,570	1.8%	117,915	2.1%
Others	35,831	0.8%	39,051	1.3%	71,281	0.9%	67,563	1.2%
Total revenues	$4,232,003	100.0%	$2,999,816	100.0%	$8,197,528	100.0%	$5,703,397	100.0%

Under fixed-price contracts, as well as unit-price contracts with more than an insignificant amount of partially completed units, revenue is recognized as performance obligations are satisfied over time, with the percentage of completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 51.7% and 43.9% of Quanta’s revenues recognized during the three months ended June 30, 2022 and 2021 were associated with this revenue recognition method, and 51.5% and 43.9% of Quanta’s revenues recognized during the six months ended June 30, 2022 and 2021 were associated with this revenue recognition method.
Performance Obligations
As of June 30, 2022 and December 31, 2021, the aggregate transaction price allocated to unsatisfied or partially satisfied performance obligations was approximately $6.92 billion and $5.90 billion, with 79.1% and 81.8% expected to be recognized in the subsequent twelve months. These amounts represent management’s estimates of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work had not yet begun as of such dates. For purposes of calculating remaining performance obligations, Quanta includes all estimated revenues attributable to consolidated joint ventures and variable interest entities, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized, and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under MSAs and non-fixed price contracts expected to be completed within one year.
Contract Estimates and Changes in Estimates
Actual revenues and project costs can vary, sometimes substantially, from previous estimates due to changes in a variety of factors, including unforeseen or changed circumstances not included in Quanta’s cost estimates or covered by its contracts. Some of the factors that can result in positive changes in estimates on projects include successful execution through project risks, reduction of estimated project costs or increases of estimated revenues. Some of the factors that can result in negative changes in estimates include concealed or unknown site conditions; changes to or disputes with customers regarding the scope of services; changes in estimates related to the length of time to complete a performance obligation; changes or delays with respect to permitting and regulatory requirements and materials; changes in the cost of equipment, commodities, materials or skilled labor; unanticipated costs or claims due to delays or failure to perform by customers or third parties; customer failure to provide required materials or equipment; errors in engineering, specifications or designs; project modifications; adverse weather conditions, natural disasters, and other emergencies (including the COVID-19 pandemic); and performance and quality issues causing delay (including payment of liquidated damages) or requiring rework or replacement. Any changes in estimates could result in changes to profitability or losses associated with the related performance obligations.
Additionally, changes in cost estimates on certain contracts may result in the issuance of change orders, which can be approved or unapproved by the customer, or the assertion of contract claims. Quanta recognizes amounts associated with change orders and claims as revenue if it is probable that the contract price will be adjusted and the amount of any such adjustment can be reasonably estimated. As of June 30, 2022 and December 31, 2021, Quanta had recognized revenues of $497.1 million and $367.8 million related to change orders and claims included as contract price adjustments that were in the process of being negotiated in the normal course of business. The largest component of the revenues recognized is associated with two transmission projects in Canada for which change orders and claims were primarily attributable to the negative impact of the COVID-19 pandemic which resulted in decreased productivity and additional costs arising from delays, administrative requirements and labor issues, including additional COVID-19 governmental requirements and worksite restrictions. Additionally, both of the projects were negatively impacted by unrelated wildfires in the region, and the electric transmission project was also negatively impacted by acceleration of the project timeline. This electric infrastructure project was substantially complete as of March 31, 2022. For this project, during the three months ended June 30, 2022, the majority of the

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

change orders and claims were approved and billed to the customer. The large renewable transmission project was also substantially impacted by the COVID-19 pandemic during the six months ended June 30, 2022, which was exacerbated by the remote location of the project impacting its labor force and project efficiency. These continued impacts required the need for a revised timeline and plan for the project completion, which in collaboration with the customer, will require an additional winter season of work through the spring of 2024, collectively resulting in a substantial increase to the change order and claim balance as of June 30, 2022. Quanta believes that the contracts for these projects entitle it to recover certain amounts associated with these delays, which are the subject of certain change orders and claims described above.
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
Revenues were positively impacted by $62.1 million and $63.5 million during the three months ended June 30, 2022 and 2021 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to March 31, 2022 and 2021. Revenues were positively impacted by $80.8 million and $105.0 million during the six months ended June 30, 2022 and 2021 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2021 and 2020.
Operating results for the three months ended June 30, 2022 were favorably impacted by $62.3 million, or 10.0%, of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress as of March 31, 2022. The overall favorable impact resulted from net positive changes in estimates across a large number of projects, primarily as a result of favorable performance and successful mitigation of risks and contingencies as the projects progressed to completion. Partially offsetting the aggregate net favorable impact to gross profit was a negative change in estimate of $13.0 million for the three months ended June 30, 2022, associated with the large renewable transmission project in Canada, described further above.
Operating results for the six months ended June 30, 2022 were favorably impacted by $72.7 million, or 6.2%, of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress as of December 31, 2021. The overall favorable impact resulted from net positive changes in estimates across a large number of projects, primarily as a result of favorable performance and successful mitigation of risks and contingencies as the projects progressed to completion. Partially offsetting the aggregate net favorable impact to gross profit was a negative change in estimate of $23.7 million for the six months ended June 30, 2022, associated with the large renewable transmission project in Canada, described further above.
Operating results for the three months ended June 30, 2021 were favorably impacted by $57.5 million, or 12.8% of gross profit, as a result of aggregate changes in contract estimates related to projects that were in progress at March 31, 2021. The net favorable impact resulted from net positive changes in estimates across a large number of projects, primarily as a result of favorable performance and successful mitigation of risks and contingencies as the projects progressed to completion.
Operating results for the six months ended June 30, 2021 were favorably impacted by $88.5 million, or 10.8% of gross profit, as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2020. The net favorable impact resulted from net positive changes in estimates across a large number of projects, primarily as a result of favorable performance and successful mitigation of risks and contingencies as the projects progressed to completion. Partially offsetting the net favorable impact to gross profit for the six months ended June 30, 2021 was a negative change in estimate of $14.8 million in the three months ended March 31, 2021 associated with a communications project in the United States, which arose from challenges with subcontractor performance and site conditions. This project had a total contract value of $77.2 million and was 100% complete as of June 30, 2022.
Contract Assets and Liabilities
Contract assets and liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Contract assets	$1,001,733	$803,453
Contract liabilities	$751,326	$802,872

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; and unapproved change orders and contract claims recognized as revenues. The increase in contract assets from December 31, 2021 to June 30, 2022 was primarily due to increased working capital requirements, including the timing of billings and unapproved change orders and claims related to the large renewable transmission project in Canada described above.
During the six months ended June 30, 2022, Quanta recognized revenue of approximately $629.6 million related to contract liabilities outstanding as of December 31, 2021.
Accounts Receivable, Allowance for Credit Losses and Concentrations of Credit Risk
Quanta’s historical loss ratio and its determination of its risk pool, which are used to calculate expected credit losses, may be adjusted for changes in customer credit concentrations within its portfolio of financial assets, its customers’ ability to pay, and other considerations, such as economic and market changes, changes to regulatory or technological environments affecting customers and the consistency between current and forecasted economic conditions and historical economic conditions used to derive historical loss ratios. At the end of each quarter, management reassesses these and other relevant factors, including the impact of inflationary pressure, ongoing supply chain and other logistical challenges and potential continued uncertainty and challenges in the energy market and overall economy caused by the COVID-19 pandemic.
Activity in Quanta’s allowance for credit losses consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Balance at beginning of period	$49,916	$16,449	$49,749	$16,546
Increase (decrease) in provision for credit losses	(428)	23,877	(295)	23,920
Recoveries of amounts previously written off (write-offs charged against the allowance), net	219	(613)	253	(753)
Balance at end of period	$49,707	$39,713	$49,707	$39,713
Provision for credit losses is included in “Selling, general and administrative expenses” in the consolidated statements of operations. During the three months ended June 30, 2021, Quanta recorded a provision for credit loss of $23.6 million related to Limetree Bay Refining, LLC (Limetree Refining), a customer within Quanta’s Underground Utility and Infrastructure Solutions segment, that filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in July 2021 after experiencing operational and financial difficulties and shutting down operations at its refinery. As of June 30, 2022, Quanta had $31.3 million of receivables for services performed and other costs related to Limetree Refining and $0.4 million of receivables outstanding from an affiliate, which had been fully reserved as of December 31, 2021.
Quanta is subject to concentrations of credit risk related primarily to its net receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and contract assets net of advanced billings with the same customer. Quanta grants credit under normal payment terms, generally without collateral, to its customers, which primarily include utilities, renewable energy developers, communications providers, industrial companies and energy delivery companies located primarily in the United States, Canada and Australia. One customer within the Renewable Energy Infrastructure Solutions segment represented 12% and 11% of Quanta’s consolidated net receivable position as of June 30, 2022 and December 31, 2021. Another customer, when combined with the net receivable position of a joint venture in which such customer owns a 50% interest, also represented 11% of Quanta’s consolidated net receivable position as of December 31, 2021. Quanta’s projects with this customer are primarily within the Electric Power Infrastructure Solutions and Renewable Energy Infrastructure Solutions segments. No customer represented 10% or more of Quanta’s consolidated revenues for the three and six months ended June 30, 2022 or 2021.
Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on Quanta’s experience in recent years, the majority of these retainage balances are expected to be collected within approximately one year. Retainage balances with expected settlement dates within one year of June 30, 2022 and December 31, 2021 were $342.1 million and $406.7 million, which are included in “Accounts receivable.” Retainage balances with expected settlement dates beyond one year were $128.4 million and $93.9 million and are included in “Other assets, net.”

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date or when amounts arise from routine lags in billing (for example, work completed during one month but not billed until the next month). These balances do not include revenues recognized for work performed under fixed-price contracts, as these amounts are recorded as “Contract assets.” As of June 30, 2022 and December 31, 2021, unbilled receivables included in “Accounts receivable” were $897.5 million and $679.0 million. The increase in unbilled receivables was primarily due to the ramp up of work and certain delays in billing related to certain large customers. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $48.2 million and $51.8 million as of June 30, 2022 and December 31, 2021.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table sets forth segment revenues, segment operating income (loss) and operating margins for the three and six months ended June 31, 2022 and 2021. Operating margins are calculated by dividing operating income by revenues. The following table shows dollars in thousands:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
Revenues:
Electric Power Infrastructure Solutions	$2,199,430	52.0%	$1,815,762	60.5%	$4,338,127	52.9%	$3,491,808	61.2%
Renewable Energy Infrastructure Solutions	924,236	21.8	332,013	11.1	1,799,868	22.0	716,087	12.6
Underground Utility and Infrastructure Solutions	1,108,337	26.2	852,041	28.4	2,059,533	25.1	1,495,502	26.2
Consolidated revenues	$4,232,003	100.0%	$2,999,816	100.0%	$8,197,528	100.0%	$5,703,397	100.0%
Operating income (loss):
Electric Power Infrastructure Solutions (1)	$232,150	10.6%	$206,967	11.4%	$435,569	10.0%	$360,706	10.3%
Renewable Energy Infrastructure Solutions	81,687	8.8%	29,932	9.0%	151,629	8.4%	75,228	10.5%
Underground Utility and Infrastructure Solutions	89,943	8.1%	23,937	2.8%	138,118	6.7%	32,750	2.2%
Corporate and Non-Allocated Costs (2)	(195,424)	(4.6)%	(99,185)	(3.3)%	(399,444)	(4.9)%	(193,304)	(3.4)%
Consolidated operating income	$208,356	4.9%	$161,651	5.4%	$325,872	4.0%	$275,380	4.8%
(1)    Operating income for the Electric Power Infrastructure Solutions segment includes equity in earnings of integral unconsolidated affiliates that are operationally integral to the operations of Quanta, which primarily consists of equity in earnings related to Quanta’s equity interest in LUMA.
(2)    Corporate and Non-Allocated Costs for the three months ended June 30, 2022 and 2021 included amortization expense of $107.9 million and $21.3 million and non-cash stock-based compensation of $28.1 million and $23.9 million. Corporate and Non-Allocated Costs for the six months ended June 30, 2022 and 2021 included amortization expense of $223.7 million and $42.6 million and non-cash stock-based compensation of $51.1 million and $42.6 million.
Separate measures of Quanta’s assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by management to evaluate segment performance. Quanta’s fixed assets, which are held at the operating company level, include operating machinery, equipment and vehicles, office equipment, buildings and leasehold improvements, and certain fixed assets and are generally used on an interchangeable basis across its reportable segments. As such, for reporting purposes, total depreciation expense is allocated each quarter among Quanta’s reportable segments based on the ratio of each reportable segment’s revenue contribution to consolidated revenues. The following table shows dollars in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Depreciation:
Electric Power Infrastructure Solutions	$36,781	$34,790	$73,560	$69,194
Renewable Energy Infrastructure Solutions	10,178	2,294	18,411	4,535
Underground Utility and Infrastructure Solutions	20,667	21,138	41,605	42,225
Corporate and Non-Allocated Costs	6,333	4,535	11,337	8,910
Consolidated depreciation	$73,959	$62,757	$144,913	$124,864

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Foreign Operations
During the three months ended June 30, 2022 and 2021, Quanta derived $564.7 million and $429.0 million of its revenues from foreign operations. During the six months ended June 30, 2022 and 2021, Quanta derived $1.21 billion and $926.5 million of its revenues from foreign operations. Of Quanta’s foreign revenues, 78% and 76% were earned in Canada during the three months ended June 30, 2022 and 2021 and 82% and 80% were earned in Canada during the six months ended June 30, 2022 and 2021. In addition, Quanta held property and equipment of $324.6 million and $338.1 million in foreign countries, primarily Canada, as of June 30, 2022 and December 31, 2021.

6. ACQUISITIONS:
The results of operations of acquired businesses have been included in Quanta’s consolidated financial statements since the respective acquisition dates. Quanta did not acquire any businesses during the six months ended June 30, 2022.
On October 13, 2021, Quanta completed the acquisition of Blattner, a large and leading utility-scale renewable energy infrastructure solutions provider that is located in and primarily operates in North America. Blattner provides comprehensive solutions to customers in the renewable energy industry, which generally include front-end engineering, procurement, project management and construction services for wind, solar and energy storage projects. Consideration for this acquisition included $2.43 billion paid or payable in cash, which includes the final post-closing adjustments, and 3,326,955 shares of Quanta common stock, which had a fair value of $345.4 million as of the date of the acquisition. Additionally, the former owners of Blattner are eligible to receive potential payment of up to $300.0 million of contingent consideration, payable to the extent the acquired business achieves certain financial performance targets each fiscal year over a three-year period that began in January 2022. Based on the estimated fair value of the contingent consideration, Quanta recorded a $125.6 million liability as of the date of the acquisition. As of June 30, 2022, the fair value of the contingent consideration liability was $140.3 million, including accretion of $2.8 million and $7.0 million recorded in the three and six months ended June 30, 2022. The contingent consideration is earned based on performance during each year of the three-year performance period ending on December 31, 2024, and amounts earned are payable in cash after the end of the applicable performance year. Quanta may defer payment of earned contingent consideration amounts, at its sole discretion, until after the end of the entire three-year performance period; however, any deferred amounts will accrue interest at five percent per annum until paid. Blattner’s results have been included in Quanta’s consolidated financial statements in the Renewable Energy Infrastructure Solutions segment since the acquisition date.
During the year ended December 31, 2021, Quanta also acquired the following businesses: three businesses located in the United States that provide electric power construction and related services; a communications services business located in the United States that performs data center connection services; a business located in the United States that designs, develops and holds a certification for the manufacture of personal protective breathing equipment and related monitoring devices primarily used in the refining and petrochemical industries, including in connection with catalyst services; a business that provides turnaround and catalyst change-out services to the refining and petrochemical industries primarily in the United States and Canada; a business located in Canada that provides front-end land services for infrastructure development projects in Canada and the United States; a business located in the United States that primarily provides horizontal directional drilling services; and a communications services business located in the United States. The aggregate consideration for these acquisitions was $328.0 million paid or payable in cash (subject to certain adjustments) and 187,093 shares of Quanta common stock, which had an aggregate fair value of $16.9 million as of the applicable acquisition dates. The results of the manufacturing business and the turnaround and catalyst change-out business are generally included in the Underground Utility and Infrastructure Solutions segment and the results of the remaining businesses are generally included in the Electric Power Infrastructure Solutions segment.
Purchase Price Allocation
Quanta is finalizing its fair value assessments for the acquired assets and assumed liabilities related to businesses acquired subsequent to June 30, 2021, and further adjustments to the purchase price allocations may occur. As of June 30, 2022, the estimated fair values of the net assets acquired were preliminary, with possible updates primarily related to tax estimates and the finalization of closing working capital adjustments. The aggregate consideration paid or payable for businesses acquired between June 30, 2021 and June 30, 2022 was allocated to acquired assets and assumed liabilities, which resulted in an allocation of $243.2 million to net tangible assets, $1.52 billion to identifiable intangible assets and $1.46 billion to goodwill.
Goodwill represents the amount by which the purchase price for an acquired business exceeds the net fair value of the assets acquired and liabilities assumed. Goodwill included in the Renewable Energy Infrastructure Solutions Segment increased by $64.9 million during the six months ended June 30, 2022 as a result of certain post-closing consideration adjustments

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

associated with Quanta’s acquisition of Blattner. The acquisitions completed in the year ended December 31, 2021 strategically expanded Quanta’s domestic renewable energy infrastructure solutions, domestic and international electric power infrastructure solutions, domestic communications service offerings, and domestic and international underground utility and infrastructure solutions, which Quanta believes contributes to the recognition of the goodwill. Approximately $1.49 billion of goodwill is expected to be deductible for income tax purposes related to acquisitions completed in the year ended December 31, 2021.
Contingent Consideration
As described above, certain business acquisitions have contingent consideration liabilities associated with the transactions. The aggregate fair value of these outstanding contingent consideration liabilities and their classification in the accompanying consolidated balance sheets is as follows (in thousands):

	June 30, 2022	December 31, 2021
Accounts payable and accrued expenses	$4,949	$2,591
Insurance and other non-current liabilities	142,524	140,482
Total contingent consideration liabilities	$147,473	$143,073
Quanta’s aggregate contingent consideration liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, accretion in present value and changes in the estimated fair value of amounts owed based on the performance of acquired businesses in post-acquisition periods. These changes are reflected in “Change in fair value of contingent consideration liabilities” in the accompanying consolidated statements of operations. The majority of Quanta’s outstanding contingent consideration liabilities are subject to a maximum payment amount, and the aggregate maximum payment amount of these liabilities totaled $312.0 million as of June 30, 2022.
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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Revenues	$3,862,768	$7,180,383
Gross profit	$606,039	$1,105,600
Selling, general and administrative expenses	$(334,034)	$(639,909)
Amortization of intangible assets	$(66,931)	$(134,506)
Net income	$145,806	$240,999
Net income attributable to common stock	$143,868	$237,503

Earnings per share attributable to common stock:
Basic	$1.00	$1.65
Diluted	$0.97	$1.60
The pro forma combined results of operations for the three and six months ended June 30, 2021 were prepared by adjusting the historical results of Quanta to include the historical results of the acquisitions completed in 2021 as if they occurred January 1, 2020. These pro forma combined historical results were adjusted for the following: a reduction of interest and other financing expenses as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest and other financing expenses as a result of the cash consideration paid and debt incurred by Quanta for the purpose of financing the acquisition of Blattner; an increase in amortization expense due to the intangible assets recorded; elimination of inter-company sales; changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies; an increase in the number of outstanding shares of Quanta common stock; reclassifications to conform the acquired businesses’ presentation to Quanta’s accounting policies; and elimination of certain transaction costs incurred by Blattner and directly related to the acquisition of the business by Quanta. The pro forma

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs incurred by Quanta or any cost savings or other synergies that resulted or may result from the acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.
Revenues of $1.2 million and income before income taxes of $0.3 million, which included $0.2 million acquisition-related costs, related to the acquisitions completed in 2021 are included in Quanta’s condensed consolidated results of operations for the three months ended June 30, 2021. Revenues of $1.2 million and income before income taxes of $0.1 million, which included $0.4 million of acquisition-related costs, related to the acquisitions completed in 2021 are included in Quanta’s condensed consolidated results of operations for the six months ended June 30, 2021.
In July 2022, Quanta acquired a business located in the United States that provides construction contracting services and specializes in trenching and underground pipe and electrical conduit installation. Beginning on the acquisition date, the results of the acquired business will generally be included in the Electrical Power Infrastructure Solutions segment.

7. GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill
Goodwill, net of accumulated impairment losses, represents the excess of cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses and is stated at cost.
Quanta’s reporting units for the purpose of assessing goodwill impairment align with its three reportable segments. Goodwill is not amortized but is tested for impairment annually in the fourth quarter of the fiscal year, or more frequently if events or circumstances arise which indicate that goodwill may be impaired. Qualitative indicators that may trigger the need for annual or interim quantitative impairment testing include, among other things, deterioration in macroeconomic conditions; declining financial performance; deterioration in the operational environment; an expectation of selling or disposing of a portion of a reporting unit; a significant change in market, management, business strategy or business climate; a loss of a significant customer; increased competition; a sustained decrease in share price; or a decrease in Quanta’s market capitalization below book value. Quanta did not identify any triggering events in and did not recognize any goodwill impairments for the three and six months ended June 30, 2022.
Intangible Assets
Quanta’s intangible assets include customer relationships; backlog; trade names; non-compete agreements; patented rights, developed technology, and process certifications; and curriculum, all of which are subject to amortization; as well as an engineering license, which is not subject to amortization. Quanta did not identify any triggering events in and did not recognize any intangible asset impairments for the three and six months ended June 30, 2022.
In connection with its annual goodwill assessment in 2021, Quanta also considered the sensitivity of its fair value estimates to changes in certain valuation assumptions, including with respect to reporting units within Quanta’s Underground Utility and Infrastructure Solutions segment that were negatively impacted by energy market challenges. In particular, two Canadian pipeline-related businesses were identified in the annual goodwill assessment to have an increased risk of goodwill impairment in the near and medium term. After taking into account a 10% decrease in fair value, these reporting units would have had fair values below their carrying amounts as of December 31, 2021. The aggregate goodwill and intangible asset balances for these two businesses totaled $75.2 million and $10.5 million as of June 30, 2022. Quanta will continue to monitor the goodwill associated with these reporting units, and should they suffer additional declines in actual or forecasted financial results, the risk of goodwill impairment would increase.

8. INVESTMENTS IN AFFILIATES AND OTHER ENTITIES:
Equity Method Investments
The carrying values for Quanta’s unconsolidated equity method investments were $120.6 million and $101.2 million as of June 30, 2022 and December 31, 2021 and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets. Included in the carrying value as of June 30, 2022 was $70.5 million related to integral unconsolidated affiliates and $50.1 million related to non-integral unconsolidated affiliates, and included in the carrying value as of December 31, 2021 was $67.8 million related to integral unconsolidated affiliates and $33.4 million related to non-integral unconsolidated affiliates.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Quanta’s share of net income or losses of these investments is included within operating income in the accompanying condensed consolidated statements of operations when the investee is operationally integral to the operations of Quanta and is reported as “Equity in earnings (losses) of integral unconsolidated affiliates.” Quanta’s share of net income or losses for investments considered non-integral to the operations of Quanta is reported as “Other income (expense), net.”
Quanta’s integral equity method investment balance includes Quanta’s 50% interest in LUMA Energy, LLC (LUMA), which had a carrying investment value of $31.1 million and $30.6 million as of June 30, 2022 and December 31, 2021. During 2020, the LUMA joint venture was selected for a 15-year operation and maintenance agreement to operate, maintain and modernize the approximately 18,000-mile electric transmission and distribution system in Puerto Rico, and in June 2021 LUMA completed the steps necessary to transition operation and maintenance of the system from the owner to LUMA and entered into an interim services agreement. During the interim services period covered by this agreement, LUMA receives a fixed annual management fee, payable in monthly installments, and is reimbursed for costs and expenses. The 15-year operation and maintenance period is scheduled to begin once the owner emerges from its Title III debt restructuring process, and during this period LUMA will continue to be reimbursed for costs and expenses and receive a fixed annual management fee, with the opportunity to receive additional annual performance-based incentive fees. LUMA has not assumed and will not assume ownership of the electric transmission and distribution system assets and is not responsible for operation of the power generation assets. Quanta’s ownership interest and participation in LUMA is accounted for as an equity method investment due to Quanta’s and its joint venture partner’s equal ownership of LUMA.
Also included within the integral equity method investment balances described above is Quanta’s 44% interest in an entity that provides right-of-way solutions, including site preparation and clearing, materials delivery and installation and management of permitting requirements and traffic control. Quanta acquired this interest in October 2021, and the carrying value of the investment was $26.8 million and $28.5 million as of June 30, 2022 and December 31, 2021.
As of June 30, 2022, Quanta had receivables of $59.3 million and payables of $12.9 million from its integral unconsolidated affiliates. As of December 31, 2021, Quanta had receivables of $49.0 million and payables of $56.3 million from its integral unconsolidated affiliates. During the three and six months ended June 30, 2022, Quanta recognized revenues of $26.4 million and $51.5 million and costs of sales of $21.9 million and $72.3 million related to transactions with its integral unconsolidated affiliates.
Equity Securities
As of June 30, 2022, the carrying value for an investment accounted for using the accounting guidance for equity securities with a readily determinable fair value was $41.5 million, which is described further below; and the carrying value for investments accounted for using the accounting guidance for equity securities without a readily determinable fair value was $28.6 million. This is compared to the carrying value of investments as of December 31, 2021 of $130.2 million for equity securities without readily determinable fair values. These amounts are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.
During the three months ended March 31, 2021, Quanta acquired a preferred non-controlling interest in a broadband technology provider for $90.0 million. In March 2022, pursuant to the terms of an agreement and plan of merger with a special purpose acquisition company, the broadband technology provider became Starry Group Holdings, Inc. (Starry), a publicly traded company, and Quanta’s preferred equity interest converted to a common equity interest, without preferential liquidation rights, in the publicly traded company. Additionally, in March 2022, Quanta acquired an additional common equity interest in Starry for $1.5 million. Quanta remeasured the fair value of this investment based on the market price of Starry’s common stock as of June 30, 2022, which resulted in $41.7 million and $50.0 million decreases in value for the three and six months ended June 30, 2022. As of June 30, 2022, the fair value of the investment balance was $41.5 million. The change in fair value was recorded within “Other income (expense), net” on Quanta’s condensed consolidated statements of operations for the three and six months ended June 30, 2022. Additionally, substantially all of the shares of common equity held by Quanta in Starry remain subject to a lock-up period that restricts the transfer of such shares for 180 days after March 29, 2022.
During the three months ended March 31, 2022, Quanta sold its non-controlling ownership interest in a technology company and recognized a gain of $6.7 million ($5.0 million, net of tax expense). The gain was recorded in “Other income (expense), net.”
Investment in Real Property
During the three months ended March 31, 2021, Quanta also purchased, through its wholly-owned captive insurance company, certain real property, including associated buildings and facilities, that is being developed for its future corporate headquarters. A portion of this property is currently leased to third-party lessees and is expected to continue to be leased to

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

third-party lessees for the foreseeable future. As a result, an investment in real estate in the amount of $23.5 million was recognized at cost for the third-party leased portion of the property during the three months ended March 31, 2021, and the carrying amount of $24.3 million is included in “Other assets, net” in the accompanying condensed consolidated balance sheet as of June 30, 2022.

9. PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Amounts attributable to common stock:
Net income attributable to common stock	$88,020	$117,033	$172,661	$206,794

Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	143,851	140,276	143,697	140,199
Effect of dilutive unvested non-participating stock-based awards	4,360	4,331	4,630	4,324
Weighted average shares outstanding for diluted earnings per share attributable to common stock	148,211	144,607	148,327	144,523
Basic and diluted earnings per share attributable to common stock are computed using the weighted average number of shares of common stock outstanding during the applicable period. Additionally, unvested stock-based awards that contain non-forfeitable rights to dividends or dividend equivalents (participating securities) have been included in the calculation of basic and diluted earnings per share attributable to common stock for the portion of the periods that the awards were outstanding. Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock included 0.1 million and 0.6 million weighted average participating securities for the three months ended June 30, 2022 and 2021 and 0.2 million and 0.8 million weighted average participating securities for the six months ended June 30, 2022 and 2021.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

10. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
0.950% Senior Notes due October 2024	$500,000	$500,000
2.900% Senior Notes due October 2030	1,000,000	1,000,000
2.350% Senior Notes due January 2032	500,000	500,000
3.050% Senior Notes due October 2041	500,000	500,000
Borrowings under senior credit facility	1,333,185	1,199,841
Other long-term debt	89,272	64,800
Finance leases	3,431	2,546
Unamortized discount and debt issuance costs related to senior notes and term loan	(27,432)	(29,295)
Total long-term debt obligations	3,898,456	3,737,892
Less — Current maturities of long-term debt	27,162	13,418
Total long-term debt obligations, net of current maturities	$3,871,294	$3,724,474
Quanta’s current maturities of long-term debt and short-term debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Short-term debt	$—	$15,748
Current maturities of long-term debt	27,162	13,418
Current maturities of long-term debt and short-term debt	$27,162	$29,166
Senior Notes
The interest amounts due on Quanta’s senior notes are set forth below (dollars in thousands).

Title of the Notes	Interest Amount	Payment Dates	Commencement Date
0.950% Senior Notes due October 2024	$2,375	April 1 and October 1	April 1, 2022
2.900% Senior Notes due October 2030	$14,500	April 1 and October 1	April 1, 2021
2.350% Senior Notes due January 2032	$5,875	January 15 and July 15	July 15, 2022
3.050% Senior Notes due October 2041	$7,625	April 1 and October 1	April 1, 2022
Senior Credit Facility
The credit agreement for Quanta’s senior credit facility (the credit agreement) provides for a $750.0 million term loan facility and aggregate revolving commitments of $2.64 billion, with a maturity date of October 8, 2026. Borrowings under the senior credit facility and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Maximum amount outstanding under the senior credit facility during the period	$1,597,744	$576,993	$1,597,744	$576,993
Average daily amount outstanding under the senior credit facility	$1,466,146	$449,132	$1,361,728	$332,409
Weighted-average interest rate of the senior credit facility	2.32%	1.90%	2.04%	1.99%
The credit agreement contains certain covenants, including, as of the end of any fiscal quarter of Quanta, (i) a maximum Consolidated Leverage Ratio (as defined in the credit agreement) of 3.5 to 1.0 (except that in connection with certain permitted acquisitions in excess of $200.0 million, such ratio is 4.0 to 1.0 for the fiscal quarter in which the acquisition is completed and the four subsequent fiscal quarters) and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the credit

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

agreement) of 3.0 to 1.0. As of June 30, 2022, Quanta was in compliance with all of the financial covenants under the credit agreement.
Term Loan. As of June 30, 2022, Quanta had $750.0 million outstanding under its term loan facility. The term loan facility requires quarterly principal payments on the first business day of each January, April, July and October, beginning in January 2023, in the amount of $4.7 million per quarter in 2023 and 2024, $9.4 million per quarter in 2025 and $18.8 million per quarter in 2026. The aggregate remaining principal amount outstanding must be paid by the maturity date of the senior credit facility.
Revolving Loans. As of June 30, 2022, Quanta had $583.2 million of outstanding revolving loans under the senior credit facility. Of the total outstanding borrowings, $225.0 million were denominated in U.S. dollars, $334.0 million were denominated in Canadian dollars and $24.2 million were denominated in Australian dollars. As of June 30, 2022, Quanta also had $430.5 million of letters of credit issued under the senior credit facility, of which $335.0 million were denominated in U.S. dollars and $95.5 million were denominated in currencies other than the U.S. dollar, primarily Canadian dollars. As of June 30, 2022, subject to the applicable sublimits and other terms and conditions, the remaining $1.63 billion of available commitments under the senior credit facility was available for new loans or letters of credit in U.S. dollars and certain alternative currencies.
Deferred Financing Costs. As of June 30, 2022 and December 31, 2021, capitalized deferred financing costs, net of accumulated amortization, related to Quanta’s revolving loans under its senior credit facility were $9.0 million and $10.1 million and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

11. LEASES:
Quanta primarily leases land, buildings, vehicles, construction equipment and office equipment. The components of lease costs in the accompanying condensed consolidated statements of operations are as follows (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease cost	Classification	2022	2021	2022	2021
Finance lease cost:
Amortization of lease assets	Depreciation (1)	$436	$230	$876	$474
Interest on lease liabilities	Interest and other financing expenses	28	23	55	50
Operating lease cost	Cost of services and Selling, general and administrative expenses	24,248	26,947	49,125	54,723
Short-term and variable lease cost (2)	Cost of services and Selling, general and administrative expenses	224,088	160,342	443,387	318,241
Total lease cost		$248,800	$187,542	$493,443	$373,488
(1)    Depreciation is included within “Cost of services” and “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.
(2)    Short-term lease cost includes both leases and rentals with initial terms of one year or less. Variable lease cost is insignificant.
During the three months ended June 30, 2022, Quanta recognized a $2.8 million asset impairment charge primarily related to the expected discontinued use of the right-of-use asset associated with its existing corporate headquarters in connection with a planned move to a new headquarters by the end of 2022. This amount is reported as “Asset impairment charges” in the accompanying condensed consolidated statements of operations.
Quanta has entered into arrangements with certain related parties to lease certain real property and facilities. Typically, the parties are employees of Quanta who are also the former owners of businesses acquired by Quanta, and the real properties and facilities continue to be utilized by Quanta subsequent to the acquisitions. Quanta utilizes third party market valuations to evaluate rental rates for these properties and facilities, and the lease agreements generally have remaining lease terms of up to 10 years, subject to renewal options. Related party lease expense was $3.8 million and $3.2 million for the three months ended June 30, 2022 and 2021 and $7.4 million and $8.0 million for the six months ended June 30, 2022 and 2021.
Certain of Quanta’s equipment rental agreements contain purchase options pursuant to which the purchase price is offset by a portion of the rental payments. When these purchase options are exercised and a substantive benefit is deemed to be

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

transferred to a third-party lessor, the transaction is deemed to be a financing transaction for accounting purposes, which results in the recognition of an asset equal to the purchase price in “Property, plant and equipment, net of accumulated depreciation,” and a corresponding liability in “Current maturities of long-term debt and short-term debt” and “Long-term debt, net of current maturities.” As of June 30, 2022 and December 31, 2021, the assets recorded related to these financing transactions, net of accumulated depreciation, totaled $78.6 million and $53.9 million.
Future minimum lease payments for operating and finance leases were as follows (in thousands):

	As of June 30, 2022
	Operating Leases	Finance Leases	Total
Remainder of 2022	$43,232	$740	$43,972
2023	72,121	1,267	73,388
2024	50,936	745	51,681
2025	36,345	396	36,741
2026	25,139	263	25,402
Thereafter	29,051	22	29,073
Total future minimum operating and finance lease payments	256,824	3,433	260,257
Less imputed interest	(18,403)	(2)	(18,405)
Total lease liabilities	$238,421	$3,431	$241,852
Future minimum lease payments for short-term leases, which are not recorded in the condensed consolidated balance sheets due to Quanta’s accounting policy election, were $14.6 million as of June 30, 2022. Rental expense associated primarily with certain month-to-month equipment rentals is excluded from these amounts because Quanta is unable to accurately predict future amounts associated with such rentals.
The weighted average remaining lease terms and discount rates were as follows:

As of June 30, 2022
Weighted average remaining lease term (in years):
Operating leases	4.21
Finance leases	2.94
Weighted average discount rate:
Operating leases	3.6%
Finance leases	3.2%
Quanta has also guaranteed the residual value under certain of its equipment operating leases, agreeing to pay any difference between the residual value and the fair market value of the underlying asset at the date of lease termination. As of June 30, 2022, the maximum guaranteed residual value of this equipment was $945.8 million. While Quanta believes that no significant payments will be made as a result of these residual value guarantees, there can be no assurance that significant payments will not be required in the future.
During the three months ended March 31, 2022, Quanta entered into a real estate lease that has not yet commenced. The lease agreement also contains a purchase option in the amount of $53.7 million that can be exercised during 2022.

12. INCOME TAXES:
Quanta’s effective tax rates for the three months ended June 30, 2022 and 2021 were 30.0% and 25.6%. Quanta’s effective tax rate for the three months ended June 30, 2022 was unfavorably impacted by losses on marketable securities for which a valuation allowance was recorded, which is further described below. The tax rate for the three months ended June 30, 2021 was favorably impacted by $4.2 million of tax benefits associated with deferred compensation plan investments. Quanta’s effective tax rates for the six months ended June 30, 2022 and 2021 were 20.9% and 20.6%. The tax rate for the six months ended June 30, 2022 was also impacted by the recognition of a $21.2 million tax benefit that resulted from equity incentive awards vesting at a higher fair market value than their grant date fair market value, as compared to the recognition of $18.4 million associated with this tax benefit for the six months ended June 30, 2021.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Quanta regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain, including in connection with changes in tax laws. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Quanta considers projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from these estimates, Quanta may not realize deferred tax assets to the extent estimated. During the three and six months ended June 30, 2022, Quanta recognized $41.7 million and $50.0 million of unrealized losses on its investment in Starry. These losses created a deferred tax asset; however, since Quanta currently has no readily available means to utilize the capital loss, a full valuation allowance on the deferred tax asset has been included in its annual estimated effective tax rate.
As of June 30, 2022, the total amount of unrecognized tax benefits relating to uncertain tax positions was $42.3 million, an increase of $4.6 million from December 31, 2021, which is related to positions expected to be recognized in 2022. Quanta’s consolidated federal income tax return for tax year 2019 is currently under examination by the Internal Revenue Services (IRS), and Quanta’s consolidated federal income tax returns for tax years 2017, 2018, 2020 and 2021 remain open to examination by the IRS, as the applicable statute of limitations periods have not yet expired. Additionally, various state and foreign tax returns filed by Quanta and certain subsidiaries for multiple periods remain under examination by various U.S. state and foreign tax authorities. Quanta does not consider any state in which it does business to be a major tax jurisdiction. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $8.1 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.

13. EQUITY:
Stock repurchases
Quanta repurchased the following shares of common stock in the open market under stock repurchase programs (in thousands):

Quarter ended:	Shares	Amount
June 30, 2022	731	$84,884
March 31, 2022	85	$10,426
December 31, 2021	—	$—
September 30, 2021	185	$16,828
June 30, 2021	314	$29,450
March 31, 2021	222	$17,710
Quanta’s policy is to record a stock repurchase as of the trade date of the transaction; however, the payment of cash related to the repurchase is made on the settlement date of the transaction. During the three months ended June 30, 2022 and 2021, cash payments related to stock repurchases were $84.9 million and $29.4 million and during the six months ended June 30, 2022 and 2021, cash payments related to stock repurchases were $94.4 million and $48.9 million. Repurchases may be implemented through open market repurchases or privately negotiated transactions, at management’s discretion, based on market and business conditions, applicable contractual and legal requirements, including restrictions under Quanta’s senior credit facility, and other factors. Quanta is not obligated to acquire any specific amount of common stock, and the repurchase program may be modified or terminated by Quanta’s Board of Directors at any time at its sole discretion and without notice.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Dividends
Quanta declared and paid the following cash dividends and cash dividend equivalents during 2021 and the first six months of 2022 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
May 27, 2022	July 1, 2022	July 15, 2022	$0.07	$10,283
March 30, 2022	April 11, 2022	April 18, 2022	$0.07	$10,459
December 1, 2021	January 4, 2022	January 14, 2022	$0.07	$10,363
August 27, 2021	October 1, 2021	October 15, 2021	$0.06	$8,638
May 27, 2021	July 1, 2021	July 15, 2021	$0.06	$8,650
March 25, 2021	April 6, 2021	April 15, 2021	$0.06	$8,429

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
Restricted Stock Units (RSUs) to be Settled in Common Stock
A summary of the activity for RSUs to be settled in common stock for the six months ended June 30, 2022 and 2021 is as follows (RSUs in thousands):

	2022		2021
	RSUs	Weighted Average Grant Date Fair Value (Per Unit)	RSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	3,880	$61.64	3,869	$37.57
Granted	801	$110.73	929	$82.57
Vested	(1,200)	$48.96	(1,375)	$36.85
Forfeited	(98)	$77.41	(85)	$44.60
Unvested at June 30	3,383	$77.47	3,338	$50.26
The grant date fair value for RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. The approximate fair value of RSUs that vested during the six months ended June 30, 2022 and 2021 was $135.7 million and $115.1 million.
During the six months ended June 30, 2022 and 2021, Quanta recognized $40.5 million and $31.6 million of non-cash stock compensation expense related to RSUs to be settled in common stock. Such expense is recorded in “Selling, general and administrative expenses.” As of June 30, 2022, there was $177.1 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 3.95 years.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Performance Stock Units (PSUs) to be Settled in Common Stock
A summary of the activity for PSUs to be settled in common stock for the six months ended June 30, 2022 and 2021 is as follows (PSUs in thousands):

	2022		2021
	PSUs	Weighted Average Grant Date Fair Value (Per Unit)	PSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	931	$47.27	1,047	$37.65
Granted	148	$119.04	174	$90.44
Vested	(334)	$40.15	(268)	$38.28
Forfeited	(17)	$58.79	(11)	$36.90
Unvested at June 30	728	$64.83	942	$47.27
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
During the six months ended June 30, 2022 and 2021, Quanta recognized $10.6 million and $11.0 million of non-cash stock compensation expense related to PSUs to be settled in common stock. Such expense is recorded in “Selling, general and administrative expenses.” As of June 30, 2022, there was an estimated $29.0 million of total unrecognized compensation expense related to unvested PSUs, which is based on the forecasted attainment of performance metrics associated with unearned and unvested PSUs and includes estimated forfeitures of unearned and unvested PSUs. This cost is expected to be recognized over a weighted average period of 1.96 years.
During the six months ended June 30, 2022 and 2021, 0.7 million and 0.5 million shares of common stock were earned and either issued or deferred for future issuance in connection with PSUs. The approximate fair values of PSUs earned during the six months ended June 30, 2022 and 2021 were $72.4 million and $45.2 million.
RSUs to be Settled in Cash
During the six months ended June 30, 2022 and 2021, compensation expense related to RSUs to be settled in cash was $6.7 million and $8.4 million. Such expense is recorded in “Selling, general and administrative expenses.” RSUs that are anticipated to be settled in cash are not included in the calculation of weighted average shares outstanding for earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $8.7 million and $7.9 million to settle liabilities related to cash-settled RSUs in the six months ended June 30, 2022 and 2021. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $8.3 million and $11.1 million as of June 30, 2022 and December 31, 2021.

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
Deferred Compensation Plans
Quanta maintains non-qualified deferred compensation plans under which eligible directors and key employees may defer their receipt of certain cash compensation and/or the settlement of certain stock-based awards. As of June 30, 2022 and December 31, 2021, the deferred compensation liability under Quanta’s deferred compensation plans, including amounts contributed by Quanta, was $64.7 million and $74.2 million, the majority of which was included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheets. To provide for future obligations related to these deferred compensation plans, Quanta has invested in corporate-owned life insurance (COLI) policies covering certain participants in the deferred compensation plans, the underlying investments of which are intended to be aligned with the investment alternatives elected by plan participants. The COLI assets are recorded at their cash surrender value, which is considered their fair market value, and as of June 30, 2022 and December 31, 2021, the fair market values were $62.2 million and $73.8 million and were included in “Other assets, net” in the accompanying condensed consolidated balance sheets.
Changes in the fair market value of Quanta’s COLI assets and deferred compensation liabilities largely offset and are recorded in the accompanying statements of operations is as follows (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Classification	Change in fair market value of	2022	2021	2022	2021
Gain (loss) included in Selling, general and administrative expenses	Deferred compensation liabilities	$10,110	$(3,639)	$14,037	$(5,989)
Other income (expense), net	COLI assets	$(10,164)	$3,881	$(14,304)	$5,469

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
During the construction phase, the project experienced numerous challenges and delays, primarily related to issues which Quanta believes were outside of the control of and not attributable to Redes, including, among others, weather-related issues, local opposition to the project, permitting delays, the inability to acquire clear title to certain required parcels of land and other delays which Quanta believes were attributable to FITEL/PRONATEL. In response to various of these challenges and delays, Redes requested and received multiple extensions to certain contractual deadlines and relief from related liquidated damages. However, in April 2019, PRONATEL provided notice to Redes claiming that Redes was in default under the contracts due to the delays and that PRONATEL would terminate the contracts if the alleged defaults were not cured. Redes responded by claiming that it was not in default, as the delays were due to events not attributable to Redes, and therefore PRONATEL was not entitled to terminate the contracts. PRONATEL subsequently terminated the contracts for alleged cause prior to completion of Redes’ scope of work, exercised the on-demand performance bonds and advance payment bonds against Redes, and indicated its intention to claim damages, including a verbal allegation of approximately $45 million of liquidated damages under the contracts. In August 2020, Redes received a formal claim from PRONATEL for liquidated damages in the amount of approximately $41 million, which represents the U.S. dollar equivalent of the amount asserted based on the June 30, 2022 exchange rate.
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
As of June 30, 2022, after taking into account the above charge, Quanta had a contract receivable of approximately $120 million related to the project which includes the approximately $87 million PRONATEL collected through exercise of the advance payment bonds. The contract receivable from PRONATEL is included in “Other assets, net” in the accompanying condensed consolidated balance sheet as of June 30, 2022.
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
Maurepas Project Dispute
During the third quarter of 2017, Maurepas Pipeline, LLC (Maurepas) notified QPS Engineering, LLC (QPS), a subsidiary of Quanta, of its claim for liquidated damages allegedly arising from delay in mechanical completion of a project in Louisiana. Quanta disputes the claim and believes that QPS is not responsible for liquidated damages under the contract terms, and in June 2019 QPS filed suit against SemGroup Corporation (now Energy Transfer LP), the parent company of Maurepas, under the parent guarantee issued to secure payment from Maurepas on the project. QPS is seeking to recover $22 million that it believes has been wrongfully withheld, which represents the maximum liability for liquidated damages pursuant to the contract terms. In July and August 2018, QPS also received notice from Maurepas claiming certain warranty defects on the project. In July 2019, Maurepas filed suit against QPS and Quanta, pursuant to a parent guarantee, for damages related to the alleged

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

warranty defects and for a declaratory judgment related to the liquidated damages claim, claiming approximately $59 million in damages related to a portion of the alleged warranty defects. During the second quarter of 2022, Maurepas revised the amount of claimed damages to approximately $48 million. The lawsuits relating to these claims have been consolidated and are pending in the Tulsa County District Court in Oklahoma. Quanta is continuing to evaluate the claimed warranty defects and, if they exist, the appropriate remedy. At this time, Quanta disputes the extent of the alleged defects or has not been able to substantiate them.
As of June 30, 2022, Quanta had recorded an accrual with respect to this matter, which represents its current estimated amount of probable loss. Based on the information currently available, including documentation received in the discovery process, Quanta estimates the range of additional reasonably possible loss in connection with this matter is between no additional loss and the amount claimed by Maurepas with respect to the alleged warranty defects and liquidated damages, less the currently accrued amount. Upon final resolution of this matter, any liquidated damages or warranty defect damages in excess of Quanta’s current loss accrual would be recorded as additional costs on the project.
Lorenzo Benton v. Telecom Network Specialists, Inc., et al.
In June 2006, plaintiff Lorenzo Benton filed a class action complaint in the Superior Court of California, County of Los Angeles, alleging various wage and hour violations against Telecom Network Specialists (TNS), a former subsidiary of Quanta. Quanta retained liability associated with this matter pursuant to the terms of Quanta’s sale of TNS in December 2012. Benton represents a class of workers that includes all persons who worked on certain TNS projects, including individuals that TNS retained through numerous staffing agencies. The plaintiff class in this matter is seeking damages for unpaid wages, penalties associated with the failure to provide meal and rest periods and overtime wages, interest and attorneys’ fees. In January 2017, the trial court granted a summary judgment motion filed by the plaintiff class and found that TNS was a joint employer of the class members and that it failed to provide adequate meal and rest breaks and failed to pay overtime wages. During 2019 and 2020, the parties filed additional summary judgment and other motions, and a bench trial on liability and damages was held. Liability and damages have been determined by the trial court, with the amount of liability for TNS, including interest through the date of the trial court’s orders, determined to be approximately $9.5 million, which does not include attorneys’ fees or costs. Quanta believes the court’s decisions on liability and damages are not supported by controlling law and continues to contest its liability and the damages calculation asserted by the plaintiff class in this matter.
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
The final amount of liability and attorneys’ fees, if any, payable in connection with this matter remains the subject of pending litigation and will ultimately depend on various factors, including the outcome of Quanta’s appeal of the trial court’s rulings on liability and damages, a final determination with respect to the amount of any attorneys’ fees or additional costs or damages owed by Quanta, and the solvency of the staffing agencies. Based on review and analysis of the trial court’s rulings on liability, Quanta does not believe, at this time, that it is probable this matter will result in a material loss. However, if Quanta is unsuccessful in this litigation and the staffing agencies are unable to fund damages owed to class members, Quanta believes the range of reasonably possible loss to Quanta upon final resolution of this matter could be up to approximately $9.5 million, plus the final amount of any attorneys’ fees, interest, and expenses awarded to the plaintiff class. Based on rulings issued by the trial court, Quanta believes the maximum recoverable amount of attorneys’ fees and costs is approximately $17.3 million, and that such maximum amount would only be recoverable in the event Quanta’s appeal of the trial court’s rulings with respect to liability and damages is unsuccessful.
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
As of June 30, 2022, Quanta had not recorded an accrual related to this matter. Hallen’s liabilities associated with this matter are expected to be covered under applicable insurance policies or contractual remedies negotiated by Quanta with the former owners of Hallen. If a loss becomes probable and estimable with respect to this matter, Quanta expects to accrue its estimated liability and a receivable in the same amount. However, the ultimate amount of liability in connection with this matter remains subject to uncertainties associated with pending litigation, including, among other things, the apportionment of liability among the defendants and other responsible parties and the likelihood and amount of potential damages claims. As a result, this matter could result in a loss that is in excess of, or not covered by, such insurance or contractual remedies, which could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.
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
Quanta’s subsidiaries intend to vigorously defend against the lawsuits, the T-Mobile cross-complaints and any other claims asserted in connection with the Silverado Fire. Quanta will continue to review additional information in connection with this matter as litigation and resolution efforts progress, and any such information may potentially allow Quanta to determine an estimate of potential loss, if any. As of June 30, 2022, Quanta had not recorded an accrual with respect to this matter, and Quanta is currently unable to reasonably estimate a range of reasonably possible loss, if any, because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability. Quanta also believes that to the extent its subsidiaries are determined to be liable for any damages resulting from this matter, its insurance would be applied to any such liabilities over its deductible amount and its insurance coverage would be adequate to cover such potential liabilities. However, the ultimate amount of any potential liability and insurance coverage in connection with this matter remains subject to uncertainties associated with pending and potential future litigation.
Insurance
Quanta is insured for, among other things, employer’s liability, workers’ compensation, auto liability, aviation and general liability claims. Quanta manages and maintains a portion of its casualty risk through its wholly-owned captive insurance company, which insures all claims up to the amount of the applicable deductible of its third-party insurance programs, as well as with respect to certain other amounts.
As of June 30, 2022 and December 31, 2021, the gross amount accrued for employer’s liability, workers’ compensation, auto liability, general liability, and group health claims totaled $323.6 million and $318.2 million, with $214.3 million and

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

$238.0 million considered to be long-term and included in “Insurance and other non-current liabilities.” Related insurance recoveries/receivables as of June 30, 2022 and December 31, 2021 were $13.0 million and $28.6 million, of which $0.3 million and $0.4 million are included in “Prepaid expenses and other current assets” and $12.7 million and $28.2 million are included in “Other assets, net.”
Letters of Credit
Certain of Quanta’s vendors require letters of credit to ensure reimbursement for amounts they are disbursing on Quanta’s behalf, such as to beneficiaries under its insurance programs. In addition, from time to time, certain customers require Quanta to post letters of credit to ensure payment of subcontractors and vendors and guarantee performance under contracts. As of June 30, 2022, Quanta had $430.5 million in outstanding letters of credit under its senior credit facility securing its casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2022 and 2023. Quanta expects to renew the majority of the letters of credit related to the casualty insurance program for subsequent one-year periods upon their maturity. Quanta is not aware of any claims currently asserted or threatened under any of these letters of credit that are material, individually or in the aggregate.
Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require Quanta to post performance and payment bonds. These bonds provide a guarantee that Quanta will perform under the terms of a contract and pay its subcontractors and vendors. In certain circumstances, the customer may demand that the surety make payments or provide services under the bond, and Quanta must reimburse the surety for any expenses or outlays it incurs. Quanta may also be required to post letters of credit in favor of the sureties, which would reduce the borrowing availability under its senior credit facility. Quanta has not been required to make any material reimbursements to its sureties for bond-related costs, except the exercise of approximately $112 million advance payment and performance bonds in 2019 related to the terminated telecommunications project in Peru, which is described further in Legal Proceedings – Peru Project Dispute above. However, to the extent further reimbursements are required, the amounts could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows. As of June 30, 2022, Quanta is not aware of any outstanding material obligations for payments related to bond obligations, and the estimated total amount of the outstanding performance bonds was approximately $4.5 billion. Quanta’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $1.6 billion as of June 30, 2022.
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
Collective Bargaining Agreements and Multiemployer Pension Plans
Certain of Quanta’s operating companies are parties to collective bargaining agreements with unions that represent certain of their employees, and from time to time, Quanta is a party to grievance and arbitration actions based on claims arising out of the collective bargaining agreements. In addition, Quanta may also be subject to liabilities as a result of its participation in, or withdrawal from, multiemployer defined benefit pension plans. Additional information regarding the agreements and plans associated with these potential obligations is included in Note 15 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of the 2021 Annual Report.
Contingent Consideration Liabilities
The terms of certain of Quanta’s acquisition transactions have included the potential payment of contingent consideration. Additional information regarding the liabilities associated with these potential obligations is included in Note 6.
Indemnities
Quanta generally indemnifies its customers for the services it provides under its contracts and other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Quanta is not aware of any indemnity claims in connection with these obligations that are material, except as described in Legal Proceedings – Silverado Wildfire Matter above.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Additionally, in the normal course of Quanta’s acquisition transactions, Quanta has granted indemnification rights to various parties against certain potential liabilities related to the transaction or the acquired business and obtained rights to indemnification from the sellers or former owners of acquired businesses for certain risks, liabilities, and obligations arising from business operations prior to the date of acquisition. For example, Quanta has obtained certain indemnification rights from the former owners of Hallen with respect to contingent liabilities that were assumed in connection with the acquisition, as described in Legal Proceedings — Hallen Acquisition Assumed Liability above.
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
Committed Expenditures
Quanta has capital commitments for the expansion of its equipment fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of June 30, 2022, Quanta had $72.8 million of production orders with expected delivery dates during the remainder of 2022 and $86.5 million of production orders with expected delivery dates in 2023. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that the majority of these orders will be assigned to third party leasing companies and made available under certain master equipment lease agreements, thereby releasing Quanta from its capital commitments.
Residual Value Guarantees
As described in Note 11, Quanta has also guaranteed the residual value under certain of its equipment operating leases, agreeing to pay any difference between this residual value and the fair market value of the underlying asset at the date of lease termination. As of June 30, 2022, the maximum guaranteed residual value of this equipment was $945.8 million. While Quanta believes that no significant payments will be made as a result of these residual value guarantees, there can be no assurance that significant payments will not be required in the future.
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
Equity investments without readily determinable fair values and equity method investments are measured on a nonrecurring basis. Equity investments without readily determinable fair values are measured and recorded at cost minus impairment, if any, plus or minus changes from qualifying observable price changes. Equity method investments are measured at cost minus impairment, if any, plus or minus Quanta’s share of equity method investee income or loss. Quanta utilizes the fair value premise as the basis for its impairment valuation and recognizes impairment if there are sufficient indicators that the fair value of the investment is less than its carrying value, and, in the case of equity method investments, if that decline is other-than-temporary. These types of fair market value assessments are similar to other nonrecurring fair value measures used by Quanta, which include the use of significant judgments and available relevant market data. The level of inputs used for these fair value measurements is the lowest level (Level 3).
During the three months ended March 31, 2022, Quanta’s investment in Starry became a common equity interest in a publicly traded company, as further described in Note 8. As a result, the fair value of this investment is remeasured based on the market price of Starry’s common stock at the end of each quarter, which is considered to be its fair value. The level of input used for this fair value measurement is Level 1. Quanta also has COLI policies related to its deferred compensation plan as further described in Note 15. These policies are carried at their cash surrender value, which is considered their fair value. The level of input used for these fair value measurements is Level 2.
Financial Instruments
The carrying amounts of cash equivalents, accounts receivable, contract assets, accounts payable, accrued expenses and contract liabilities approximate fair value due to the short-term nature of these instruments. All of Quanta’s cash equivalents were categorized as Level 1 assets as of June 30, 2022 and December 31, 2021, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.
Contingent Consideration Liabilities
Financial instruments required to be measured at fair value on a recurring basis consist primarily of Quanta’s liabilities related to contingent consideration associated with certain acquisitions, payable in the event certain performance objectives are achieved by the acquired businesses during designated post-acquisition periods.
The fair values of these liabilities described in Note 6 were primarily determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate and an expected volatility factor for each acquisition. The expected volatility factor was 50.0% based on historical asset volatility of selected guideline public companies. Depending on contingent consideration payment terms, the present values of the estimated payments are discounted based on a risk-free rate and/or Quanta’s cost of debt and ranged from 0.04% to 3.9% and had a weighted average of 2.4% based on the fair value at the dates of the respective acquisitions. The fair value determinations incorporate significant inputs not observable in the market. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3). Significant changes in any of these assumptions could result in a significantly higher or lower potential liability.
Long-Term Debt
The carrying amount of variable rate debt, which includes borrowings under Quanta’s senior credit facility, approximates fair value. Quanta’s fixed rate debt primarily includes its senior notes. The fair value of Quanta’s senior notes, which are described further in Note 10, was $2.03 billion as of June 30, 2022, compared to a carrying value of $2.47 billion net of unamortized bond discount, underwriting discounts and deferred financing costs of $25.4 million. The fair value of the senior notes is based on the quoted market prices for the same issue, and the senior notes are categorized as Level 1 liabilities. See Note 10 for additional information regarding Quanta’s senior credit facility and senior notes.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

18. DETAIL OF CERTAIN ACCOUNTS:
Cash and Cash Equivalents
Amounts related to Quanta’s cash and cash equivalents based on geographic location of the bank accounts were as follows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents held in domestic bank accounts	$110,203	$205,781
Cash and cash equivalents held in foreign bank accounts	40,450	23,316
Total cash and cash equivalents	$150,653	$229,097
Quanta considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which are carried at fair value. As of June 30, 2022 and December 31, 2021, cash equivalents were $66.2 million and $140.0 million and consisted primarily of money market investments and money market mutual funds and are discussed further in Note 17.
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

	June 30, 2022	December 31, 2021
Cash and cash equivalents held by domestic joint ventures	$20,461	$21,828
Cash and cash equivalents held by foreign joint ventures	3,146	3,461
Total cash and cash equivalents held by joint ventures	23,607	25,289
Cash and cash equivalents held by captive insurance company	47,896	133,302
Cash and cash equivalents not held by joint ventures or captive insurance company	79,150	70,506
Total cash and cash equivalents	$150,653	$229,097
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts payable, trade	$1,337,812	$1,251,118
Accrued compensation and related expenses	488,824	547,161
Other accrued expenses	539,701	456,392
Accounts payable and accrued expenses	$2,366,337	$2,254,671

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

19. SUPPLEMENTAL CASH FLOW INFORMATION:
The net effects of changes in operating assets and liabilities, net of non-cash transactions, on cash flows from operating activities are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Accounts and notes receivable	$(189,124)	$76,512	$(163,942)	$112,033
Contract assets	(42,711)	(150,148)	(208,260)	(212,426)
Inventories	(2,376)	(5,709)	(11,864)	(6,144)
Prepaid expenses and other current assets	(76,963)	(52,297)	(55,869)	(42,349)
Accounts payable and accrued expenses and other non-current liabilities	115,804	63,982	57,901	59,202
Contract liabilities	(47,607)	3,595	(50,404)	(25,630)
Other, net	(3,857)	(978)	(3,225)	(9,178)
Net change in operating assets and liabilities, net of non-cash transactions	$(246,834)	$(65,043)	$(435,663)	$(124,492)
Reconciliations of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows are as follows (in thousands):

	June 30,
	2022	2021
Cash and cash equivalents (1)	$150,653	$212,473
Restricted cash included in “Prepaid expenses and other current assets” (2)	1,763	1,460
Restricted cash included in “Other assets, net” (2)	950	782
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$153,366	$214,715

	March 31,
	2022	2021
Cash and cash equivalents (1)	$238,258	$200,218
Restricted cash included in “Prepaid expenses and other current assets” (2)	1,628	1,518
Restricted cash included in “Other assets, net” (2)	950	879
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$240,836	$202,615

	December 31,
	2021	2020
Cash and cash equivalents (1)	$229,097	$184,620
Restricted cash included in “Prepaid expenses and other current assets” (2)	1,836	1,275
Restricted cash included in “Other assets, net” (2)	954	913
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$231,887	$186,808
(1)    Cash and cash equivalents as of June 30, 2022 and 2021 includes $47.9 million and $132.0 million held by Quanta’s wholly-owned captive insurance company. Cash and cash equivalents as of March 31, 2022 and 2021 includes $134.8 million and $131.8 million held by Quanta’s wholly-owned captive insurance company. Cash and cash equivalents as of December 31, 2021 and 2020 includes $133.3 million and $85.0 million held by Quanta’s wholly-owned captive insurance company. Such amounts are generally not available for use in support of Quanta’s other operations.
(2)    Restricted cash includes any cash that is legally restricted as to withdrawal or usage.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Supplemental cash flow information related to leases and rental purchase options is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(24,211)	$(26,789)	$(49,268)	$(54,399)
Operating cash flows from finance leases	$(27)	$(23)	$(54)	$(50)
Financing cash flows from finance leases	$(362)	$(271)	$(727)	$(520)
Lease assets obtained in exchange for lease liabilities:
Operating leases	$15,617	$6,678	$24,723	$24,605
Finance leases	$116	$118	$1,250	$286
Rental purchase option assets obtained in exchange for rental purchase option liabilities	$3,920	$5,577	$27,153	$5,880
Additional supplemental cash flow information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cash (paid) received during the period for —
Interest paid	$(35,489)	$(18,894)	$(42,959)	$(22,933)
Income taxes paid	$(53,531)	$(62,883)	$(58,363)	$(67,485)
Income tax refunds	$2,513	$655	$5,470	$6,792

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
Current Quarter Financial Results and Significant Operational Trends and Events
Key consolidated financial results for the three months ended June 30, 2022 included:
•Revenues increased 41.1%, or $1.2 billion, to $4.23 billion as compared to consolidated revenues of $3.0 billion for the three months ended June 30, 2021;
•Operating income increased 28.9%, or $46.7 million, to $208.4 million as compared to $161.7 million for the three months ended June 30, 2021;
•Net income attributable to common stock decreased 24.8%, or $29.0 million, to $88.0 million as compared to $117.0 million for the three months ended June 30, 2021, and was substantially impacted by a $41.7 million ($34.7 million net of tax) unrealized loss related to the change in fair value of our investment in a publicly traded company. Additionally, incremental earnings from recently acquired businesses were substantially offset by an $86.7 million increase in amortization expense attributable to recent acquisitions, primarily Blattner;
•Diluted earnings per share decreased 27.2%, or $0.22, to $0.59 as compared to $0.81 for the three months ended June 30, 2021;
•EBITDA (a non-GAAP financial measure) increased 35.3%, or $89.8 million, to $344.2 million, as compared to $254.4 million for the three months ended June 30, 2021, and adjusted EBITDA (a non-GAAP financial measure) increased 50.0%, or $140.8 million, to $422.1 million, as compared to $281.3 million for the three months ended June 30, 2021;
•Net cash provided by operating activities decreased by 37%, or $70.2 million to $118.7 million, as compared to net cash provided by operating activities of $188.9 million for the three months ended June 30, 2021;
•Remaining performance obligations increased 17.4%, or $1.02 billion, to $6.92 billion as of June 30, 2022 as compared to $5.90 billion as of December 31, 2021; and
•Total backlog (a non-GAAP financial measure) increased 3.0%, or $576.0 million, to $19.85 billion as of June 30, 2022, as compared to $19.27 billion as of December 31, 2021.

For a reconciliation of EBITDA and adjusted EBITDA to net income attributable to common stock, the most comparable GAAP financial measure, and a reconciliation of backlog to remaining performance obligations, the most comparable GAAP financial measure, see Non-GAAP Financial Measures below.
As described below, during the three months ended June 30, 2022, our results reflected certain significant operational trends and events as compared to the three months ended June 30, 2021, with certain of our segment results of operations recast to conform to our current segment reporting structure.
Electric Power Infrastructure Solutions Segment
•Revenues increased by 21.1% to $2.20 billion, as compared to $1.82 billion.
•Operating income increased by 12.2% to $232.2 million, as compared to $207.0 million, and operating margin decreased to 10.6%, as compared to 11.4%.
•Revenues increased primarily due to increased spending by our utility customers on grid modernization and hardening, as well as approximately $80 million in revenues attributable to acquired businesses.
•The increase in operating income was primarily due to the increase in revenues.
•The decrease in operating margin was primarily due to the normal variability associated with the overall timing of projects and project mix, as well as inefficiencies attributable to supply chain disruptions impacting certain operations and elevated consumables costs.
Renewable Energy Infrastructure Solutions Segment
•Revenues increased by 178.4% to $924.2 million, as compared to $332.0 million.
•Operating income increased by 172.9% to $81.7 million, as compared to $29.9 million, and operating margin decreased to 8.8%, as compared to 9.0%.
•Revenues increased primarily due to approximately $490 million in revenues attributable to acquired businesses, mainly Blattner, which was acquired in October 2021.
•The increase in operating income was primarily due to the increase in revenues.
•The decrease in operating margin was attributable to significant additional costs arising from delays on a large transmission project in Canada that were due to the continued negative impact of the COVID-19 pandemic from the first quarter.
Underground Utility and Infrastructure Solutions Segment
•Revenues increased by 30.1% to $1.11 billion, as compared to $852.0 million.
•Operating income increased by 275.7% to $89.9 million, as compared to $23.9 million, and operating margin increased to 8.1%, as compared to 2.8%.
•Revenues increased primarily due to higher demand from our gas utility and industrial customers, which was largely due to increased demand in connection with previously deferred maintenance and capital spending which had been negatively impacted by the COVID-19 pandemic, as well as an increase in revenues associated with execution on certain large pipeline projects in Canada.
•Operating income and operating margin increased in the three months ended June 30, 2022 due to the increase in revenues and improved performance across the segment, particularly with respect to our industrial services operations. The three months ended June 30, 2021 also included the recognition of a $23.6 million provision for credit loss related to receivables from a customer that declared bankruptcy in July 2021 and its affiliate.
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
Electric Power Infrastructure Solutions. Utilities are continuing to invest significant capital in their electric power delivery systems, particularly transmission, substation and distribution infrastructure, through multi-year, multi-billion dollar grid modernization and reliability programs, which have provided, and are expected to continue to provide, demand for our services. While the COVID-19 pandemic resulted in a short-term overall decline in electricity usage in 2020, primarily related to commercial and industrial users, demand recovered and continued to increase in 2021, and we expect demand for electricity in North America to grow over the long term and believe that certain segments of the North American electric power grid are not adequate to efficiently serve the power needs of the future. Furthermore, to the extent that electrification trends increase, including through, among other things, electric vehicle (EV) adoption, demand for electricity could be greater than currently anticipated. To accommodate this growth, we expect continued demand for new or expanded transmission, substation and distribution infrastructure to reliably transport power to meet demand driven by electrification and the modification and reengineering of existing infrastructure as existing coal and nuclear generation facilities are retired or shut down. In order to reliably and efficiently deliver power, including in response to federal reliability standards and in preparation for emerging technologies, such as EVs, utilities are also integrating smart grid technologies into distribution systems to improve grid management and create efficiencies.
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
We believe these dynamics will generate significant demand for our renewable energy infrastructure services, including our generation construction services and engineering expertise in utility-scale solar, wind and battery storage projects, as well as our services related to the development and construction of related infrastructure, including high-voltage electric transmission and substation infrastructure, that is necessary to interconnect and transmit electricity from new renewable energy generation facilities into the existing electric power grid and enhance grid reliability. While in the short term and in any given period the demand for certain renewable energy services could fluctuate due to, among other things, supply chain and other logistical difficulties that could delay projects, the availability of production tax credits, permitting delays, or sourcing restrictions, tariffs, duties, taxes and other assessments on materials and components necessary for certain projects (e.g., solar panels), we believe we are well positioned, through our acquisition of Blattner and our existing renewable energy and transmission services offerings, to capitalize on these growth trends over the long term.
Underground Utility and Infrastructure Solutions. Within this segment, we have focused on specialty services and industries that we believe are driven by regulated utility spending; regulation, replacement and rehabilitation of aging infrastructure; and safety and environmental initiatives. These services include gas utility services, pipeline integrity and transmission services and downstream industrial services. We believe demand for our gas utility distribution services will increase as a result of customer desire to upgrade and replace aging infrastructure and increasing regulatory requirements. In particular, natural gas utilities have implemented multi-decade modernization programs to replace aging cast iron, bare steel and plastic system infrastructure with modern materials for safety, reliability and environmental purposes. We believe there are also growth opportunities for our pipeline integrity, rehabilitation and replacement services, as regulatory measures have increased the frequency and stringency of pipeline integrity testing requirements that require our customers to test, inspect, repair, maintain and replace pipeline infrastructure to ensure that it operates in a safe, reliable and environmentally conscious manner. Further, permitting challenges associated with construction of new pipelines can make existing pipeline infrastructure more valuable, motivating owners to extend the useful life of existing pipeline assets through integrity initiatives. Additionally, we believe there are significant long-term opportunities for our downstream industrial services, including our high-pressure and critical-path turnaround services, as well as our capabilities with respect to instrumentation and electrical services, piping, fabrication and storage tanks services, and other industrial services, and that processing facilities located along the U.S. Gulf Coast region should have certain long-term strategic advantages due to their proximity to competitively priced and abundant hydrocarbon resources.
During 2020 and 2021, certain services in this segment, including our midstream and industrial services operations, were negatively impacted by the COVID-19 pandemic and broader economic challenges and uncertainties in the energy market, which resulted in decreased demand for refined products and reduced and deferred customer spending on regularly scheduled maintenance and capital projects. Demand for these services has improved in the first half of 2022 as customers are moving forward with their deferred maintenance and capital spending, and to the extent energy market conditions remain accommodating and shutdowns and other dislocations caused by the COVID-19 pandemic continue to subside, we believe the outlook for these services will continue to improve throughout 2022. Additionally, in any given period, downstream processing facilities can be negatively impacted due to severe weather events, such as hurricanes, tropical storms and floods. Furthermore, the broader oil and gas industry is cyclical and subject to price and production volume volatility, which can impact demand for certain of our ancillary and pipeline services, particularly in markets where the price of oil is influential, such as Australia, the Canadian Oil Sands and certain oil-driven U.S. shale formations. Revenues related to larger U.S. pipeline projects have declined significantly over the last few years as the pipeline and related infrastructure development necessary to support U.S. shale formations has largely been completed. Additionally, the development of new larger pipeline projects continues to be negatively impacted in the United States by a more challenging permitting and regulatory environment, as well as challenging economic and market conditions caused by the COVID-19 pandemic and uncertainty around the energy policy needed to facilitate the transition to a reduced-carbon economy while maintaining energy reliability and availability. However, there has been an increase in activity in the Canadian large pipeline market during 2022, which is currently active with a number of major projects underway, and we continue to pursue larger pipeline project opportunities to the extent they satisfy our margin and risk profiles and support the needs of our customers. We believe our strategic decision to increase our focus on specialty services and industries that are driven by regulated utility spending, regulation, replacement and rehabilitation of aging infrastructure and safety and environmental initiatives should provide a greater level of business sustainability and predictability and help to offset the cyclicality of our larger pipeline project business.
Lastly, we believe there are additional longer-term opportunities that may arise in this segment. For example, we believe natural gas, due to its expected abundant supply and attractive price over the long term, will remain a fuel of choice for both primary power generation and backup power generation for renewable power plants in North America. We believe the favorable characteristics of natural gas could also position North America as a leading competitor in the global LNG export market, which could provide additional opportunities for our pipeline infrastructure services. We also believe that customers in this segment are implementing strategies to reduce carbon emissions produced from their operations, which are providing incremental opportunities for our services, including developing infrastructure for blending hydrogen into natural gas flow and for customers’ carbon capture projects, which could include building or repurposing pipeline infrastructure.
COVID-19 Pandemic and Impact. The effects of the COVID-19 pandemic continue to significantly impact certain aspects and geographies of the global economy due to, among other things, workforce and travel restrictions and supply chain, production and other logistical disruptions. While we have continued to operate substantially all of our activities, shut-down orders and limitations on work site practices implemented by the Canadian and Australian governments continued to impact our business in 2021 and during the first half of 2022. Additionally, we continue to monitor governmental and customer vaccination and testing standards or requirements related to COVID-19, as well as certain standards and guidance as to preventing the spread of COVID-19. While the overall impact of the COVID-19 pandemic has lessened significantly during 2022, certain of our Canadian projects have been significantly impacted. The broader and longer-term implications of the pandemic remain uncertain and variable. The future impact that the pandemic, or any resulting market disruption and volatility, will have on our business, cash flows, liquidity, financial condition and results of operations will depend on future developments, including, among others, the duration and severity of the pandemic; actions taken by governmental authorities, customers, suppliers and other third parties in response to the pandemic and the consequences of those actions; our workforce availability; and the timing and extent to which normal economic and operating conditions resume and continue.
Regulatory Challenges and Opportunities. The regulatory environment creates both challenges and opportunities for our business, and in recent years our margins have been impacted by regulatory and permitting delays, as well as private legal challenges related to regulatory requirements, particularly with respect to large transmission and large pipeline projects. As a result, regulatory and environmental permitting processes continue to create uncertainty for projects and negatively impact customer spending. However, we believe that there are also several existing, pending or proposed legislative or regulatory actions that may alleviate certain regulatory and permitting issues and positively impact long-term demand, particularly in connection with electric power infrastructure and renewable energy spending. For example, regulatory changes affecting siting and right-of-way processes could potentially accelerate construction for transmission projects, and state and federal reliability standards are creating incentives for both electrical and pipeline system investment and maintenance. Additionally, as described above, we consider renewable energy, including solar and wind generation and battery storage facilities, to be an ongoing opportunity; however, demand for our services can be influenced by policy and economic incentives designed to support and encourage such projects, and any tariffs, duties, taxes, assessments, or other limitations on the availability or sourcing of materials or components for such projects can increase costs for customers and create variability of project timing. For example, during the first part of 2022, the U.S. Department of Commerce’s investigation into an antidumping and countervailing duties circumvention claim on solar cells and panels supplied from Malaysia, Vietnam, Thailand and Cambodia caused some disruption in the solar panel supply chain and created uncertainty regarding the timing of development and/or financing of certain renewable energy projects. During the second quarter of 2022, the Biden Administration issued an executive order that exempted imported solar panels from these countries for 24 months to mitigate the uncertainty and impact caused in the near term. While we expect this order will provide time to allow U.S. solar project developers to adjust their solar panel supply chain, we are continuing to monitor the supply chain for these materials.
Labor Resource Availability and Cost. We continue to address the longer-term need for additional labor resources in our markets, as our customers continue to seek additional specialized labor resources to offset an aging utility workforce and longer-term labor availability issues, increasing pressure to reduce costs and improve reliability, and increasing duration and complexity of their capital programs. We believe these trends will continue, possibly to such a degree that demand for labor resources will outpace supply. Furthermore, the increased demand for our services based on the dynamics described above can create shortages of qualified labor in our markets. Our ability to capitalize on available opportunities is limited by our ability to employ, train and retain the necessary skilled personnel, and therefore we are taking proactive steps to develop our workforce, including through strategic relationships with universities, the military and unions and the expansion and development of our training facilities and postsecondary educational institution. Although we believe these initiatives will help address workforce needs, meeting our customers’ demand for labor resources could prove challenging.
Additionally, we monitor our labor markets and expect labor costs to continue to increase based on increased demand for our services. Our labor costs are passed through in certain of our contracts, and the portion of our workforce that is represented by labor unions typically operate under multi-year collective bargaining agreements, which provide some visibility into future labor costs. While we do not currently believe this environment will materially impact our profitability and we would expect to be able to adjust contract pricing with certain customers to the extent wages and other labor costs increase, whether due to renegotiation of collective bargaining agreements or market conditions, meaningful increases in our labor costs could have a material adverse effect on our business, financial condition, results of operations or cash flows to the extent we cannot do so. Furthermore, increased labor costs could impact our customers' decision-making with respect to the viability or timing of certain projects.
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
Additionally, based on, among other things, the significant worldwide shortage of semiconductors, vehicle manufacturers are experiencing production delays with respect to new vehicles for our fleet (both on-road and specialty vehicles) and vehicle parts (e.g., tires), all of which we utilize in our operations, and certain of our vehicle delivery orders scheduled for delivery in 2022 have been delayed or cancelled. While we believe we have taken steps to secure delivery of a sufficient amount of vehicles in the near term and do not anticipate any significant disruptions with respect to our fleet, to the extent the production issues become worse than expected or become longer-term in nature, our operations could be negatively impacted. In addition, as a result of the recent inflationary pressure, the cost of consumables and equipment for us and our customers has increased, and our results of operations could be impacted to the extent we are not able to manage or pass such costs through to our customers.
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
Revenue mix and impact on margins. The mix of revenues based on the types of services we provide in a given period will impact margins, as certain industries and services provide higher-margin opportunities. Our larger or more complex projects typically include, among others, transmission projects with higher voltage capacities; pipeline projects with larger-diameter throughput capacities; large-scale renewable generation projects; and projects with increased engineering, design or construction complexities, more difficult terrain or geographical requirements, or longer distance requirements. These projects typically yield opportunities for higher margins than our recurring services under MSAs described above, as we assume a greater degree of performance risk and there is greater utilization of our resources for longer construction timeframes. However, larger projects are subject to additional risk of regulatory delay and cyclicality. For example, our revenues with respect to large pipeline projects have declined significantly in recent years, and a significant number of larger projects have been delayed or cancelled during that same period. Project schedules also fluctuate, particularly in connection with larger, more complex or longer-term projects, which can affect the amount of work performed in a given period. Furthermore, smaller or less complex projects typically have a greater number of companies competing for them, and competitors at times may more aggressively pursue available work. A greater percentage of smaller scale or less complex work also could negatively impact margins due to the inefficiency of transitioning between a greater number of smaller projects versus continuous production on fewer larger projects. As a result, at times we may choose to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we are strategically positioned to deliver on larger projects when they move forward.
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
Subcontract work and provision of materials. Work that is subcontracted to other service providers generally yields lower margins, and therefore an increase in subcontract work in a given period can decrease margins. In recent years, we have subcontracted approximately 20% of our work to other service providers. Our customers are usually responsible for supplying the materials for their projects. However, under some contracts, including contracts for projects where we provide engineering, procurement and construction (EPC) services, we agree to procure all or part of the required materials. Margins may be lower on projects where we furnish a significant amount of materials, as our markup on materials is generally lower than our markup on labor costs, and in a given period an increase in the percentage of work with greater materials procurement requirements may decrease our overall margins. Furthermore, as discussed further in Business Environment, fluctuations in the price or availability of materials, equipment and consumables that we or our customers utilize could impact costs to complete projects.
Foreign currency risk. Our financial performance is reported on a U.S. dollar-denominated basis but is partially subject to fluctuations in foreign currency exchange rates. Fluctuations in exchange rates relative to the U.S. dollar, primarily Canadian dollars and Australian dollars, can materially impact our results of operations and impact comparability between periods.

Results of Operations
A discussion of the changes in our consolidated and segment results of operations between the three months ended June 30, 2022 and 2021 is included below, with certain of our segment results of operations recast to conform to our current segment reporting structure. The results of acquired businesses have been included in the following results of operations since their respective acquisition dates.
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):
Consolidated Results
Three months ended June 30, 2022 compared to the three months ended June 30, 2021

	Three Months Ended June 30,				Change
	2022		2021		$	%
Revenues	$4,232,003	100.0%	$2,999,816	100.0%	$1,232,187	41.1%
Cost of services (including depreciation)	3,607,413	85.2	2,552,105	85.1	1,055,308	41.4%
Gross profit	624,590	14.8	447,711	14.9	176,879	39.5%
Equity in earnings of integral unconsolidated affiliates	18,565	0.4	7,450	0.2	11,115	149.2%
Selling, general and administrative expenses	(323,245)	(7.6)	(270,110)	(9.0)	(53,135)	19.7%
Amortization of intangible assets	(107,945)	(2.6)	(21,291)	(0.6)	(86,654)	407.0%
Asset impairment charges	(2,800)	(0.1)	(2,319)	(0.1)	(481)	20.7%
Change in fair value of contingent consideration liabilities	(809)	—	210	—	(1,019)	*
Operating income	208,356	4.9	161,651	5.4	46,705	28.9%
Interest and other financing expenses	(28,639)	(0.7)	(13,109)	(0.4)	(15,530)	118.5%
Interest income	222	—	2,909	0.1	(2,687)	(92.4)%
Other income (expense), net	(42,527)	(1.0)	8,471	0.2	(50,998)	*
Income before income taxes	137,412	3.2	159,922	5.3	(22,510)	(14.1)%
Provision for income taxes	41,252	0.9	40,951	1.3	301	0.7%
Net income	96,160	2.3	118,971	4.0	(22,811)	(19.2)%
Less: Net income attributable to non-controlling interests	8,140	0.2	1,938	0.1	6,202	320.0%
Net income attributable to common stock	$88,020	2.1%	$117,033	3.9%	$(29,013)	(24.8)%
* The percentage change is not meaningful.
Revenues. Revenues increased due to a $592.2 million increase in revenues from our Renewable Energy Infrastructure Solutions segment, a $383.7 million increase in revenues from our Electric Power Infrastructure Solutions segment and a $256.3 million increase in revenues from our Underground Utility and Infrastructure Solutions segment. See Segment Results below for additional information and discussion related to segment revenues.
Gross profit. Gross profit increased due primarily to the increase in revenues in all segments and improved utilization and fixed cost absorption in both our Electric Power Infrastructure Solutions segment and Underground Utility and Infrastructure Solutions segment. See Segment Results below for additional information and discussion related to segment operating income (loss).
Equity in earnings of integral unconsolidated affiliates. The amounts include our portion of amounts earned by integral unconsolidated affiliates and primarily relate to our portion of amounts earned by LUMA, which accounts for the majority of the increase compared to the three months ended June 30, 2021. Additionally, the amount for the three months ended June 30, 2022 includes our portion of amounts earned by an entity that we acquired a 44% interest in during the fourth quarter of 2021 and that provides right-of-way solutions, including site preparation and clearing, materials delivery and installation and management of permitting requirements and traffic control. For additional information regarding these investments, see Note 8 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.

Selling, general and administrative expenses. The increase was primarily attributable to a $56.1 million increase in expenses associated with acquired businesses, as well as an increase of $14.4 million in compensation expense, associated with increased salaries, incentive compensation and non-cash stock compensation expense due primarily to increased operational performance and an increase in employees to support the growth of the business, and a $6.0 million increase in travel and related expenses. Partially offsetting these increases was a $24.3 million decrease in provision for credit loss, which was primarily attributable to the recognition of a $23.6 million provision for credit loss related to receivables owed by a customer that declared bankruptcy in July 2021 and its affiliate during the three months ended June 30, 2021, and a $13.7 million decrease in expense related to deferred compensation liabilities. The fair market value changes in deferred compensation liabilities were offset by changes in the fair value of COLI assets associated with the deferred compensation plan, which are included in “Other income (expense), net” as discussed below.
Amortization of intangible assets. The increase was primarily due to amortization of intangible assets associated with recently acquired businesses, driven by the acquisition of Blattner, and was partially offset by reduced amortization expense associated with older acquired intangible assets, as certain of these assets became fully amortized.
Asset impairment charges. During the three months ended June 30, 2022, we recognized a $2.8 million asset impairment charge primarily related to the expected discontinued use of the right-of-use asset associated with our existing corporate headquarters in connection with our planned move to a new headquarters by the end of 2022. During the three months ended June 30, 2021, we recognized a $2.3 million asset impairment charge related to certain equipment that was not utilized in our core operations and was subsequently sold.
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
Interest and other financing expenses. Interest and other financing expenses increased for the three months ended June 30, 2022 primarily due to higher levels of debt and, to a lesser extent, higher interest rates. Our long-term debt increased significantly at the end of 2021 in connection with our acquisition of Blattner.
Interest income. Interest income decreased in the three months ended June 30, 2022 primarily due to interest received in the three months ended June 30, 2021 related to a settlement with a customer.
Other income (expense), net. The net other expense for the three months ended June 30, 2022 included an unrealized loss of $41.7 million resulting from the remeasurement of the fair value of our investment in a publicly traded broadband technology provider, Starry Group Holdings, Inc. (Starry), based on the market price of Starry’s common stock as of June 30, 2022. Also included in other income (expense), net for the three months ended June 30, 2022 was $10.2 million of expense associated with our deferred compensation plan, as compared to $3.9 million of income during the three months ended June 30, 2021. The amounts associated with the deferred compensation plan were largely offset by corresponding changes in the fair market value of the liabilities associated with our deferred compensation plan, which are recorded in selling, general, and administrative expenses, as discussed above. During the three months ended June 30, 2021, we also recognized a $2.5 million benefit from a COLI policy held in connection with our deferred compensation plan. Additionally, equity in earnings of non-integral affiliates for three months ended June 30, 2022 was $9.6 million as compared to $0.7 million for the three months ended June 30, 2021.
Provision for income taxes. The effective tax rates for the three months ended June 30, 2022 and 2021 were 30.0% and 25.6%. The effective tax rate for the three months ended June 30, 2022 was unfavorably impacted by the unrealized loss on our investment in Starry described above, for which a valuation allowance was recorded. The lower rate for the three months ended June 30, 2021 was impacted by the recognition of a $4.2 million benefit associated with deferred compensation plan investments.
Other comprehensive income (loss), net of taxes. See Statements of Comprehensive Income (Loss) in Item 1. Financial Statements of Part I of this Quarterly Report. Other comprehensive income (loss) results from translation of the balance sheets of our foreign operating companies, which are primarily located in Canada and Australia and have functional currencies other than the U.S. dollar, and therefore are affected by the strengthening or weakening of the U.S. dollar against such currencies. The loss in the three months ended June 30, 2022 was impacted primarily by the strengthening of the U.S. dollar against both the Canadian and Australian dollars as of June 30, 2022 when compared to March 31, 2022. The gain in the three months ended June 30, 2021 was impacted primarily by the weakening of the U.S. dollar against the Canadian dollar as of June 30, 2021 when compared to March 31, 2021.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Six Months Ended June 30,				Change
	2022		2021		$	%
Revenues	$8,197,528	100.0%	$5,703,397	100.0%	$2,494,131	43.7%
Cost of services (including depreciation)	7,024,767	85.7	4,882,796	85.6	2,141,971	43.9%
Gross profit	1,172,761	14.3	820,601	14.4	352,160	42.9%
Equity in earnings of integral unconsolidated affiliates	33,717	0.4	12,633	0.2	21,084	166.9%
Selling, general and administrative expenses	(648,132)	(7.9)	(513,462)	(9.0)	(134,670)	26.2%
Amortization of intangible assets	(223,696)	(2.7)	(42,646)	(0.8)	(181,050)	424.5%
Asset impairment charges	(2,800)	—	(2,319)	—	(481)	20.7%
Change in fair value of contingent consideration liabilities	(5,978)	(0.1)	573	—	(6,551)	*
Operating income	325,872	4.0	275,380	4.8	50,492	18.3%
Interest and other financing expenses	(53,367)	(0.7)	(25,584)	(0.4)	(27,783)	108.6%
Interest income	291	—	3,026	0.1	(2,735)	(90.4)%
Other income (expense), net	(43,800)	(0.5)	12,143	0.1	(55,943)	*
Income before income taxes	228,996	2.8	264,965	4.6	(35,969)	(13.6)%
Provision for income taxes	47,808	0.6	54,675	0.9	(6,867)	(12.6)%
Net income	181,188	2.2	210,290	3.7	(29,102)	(13.8)%
Less: Net income attributable to non-controlling interests	8,527	0.1	3,496	0.1	5,031	143.9%
Net income attributable to common stock	$172,661	2.1%	$206,794	3.6%	$(34,133)	(16.5)%
* The percentage change is not meaningful.
Revenues. Revenues increased due to a $1.08 billion increase in revenues from our Renewable Energy Infrastructure Solutions segment, a $846.3 million increase in revenues from our Electric Power Infrastructure Solutions segment and a $564.0 million increase in revenues from our Underground Utility and Infrastructure Solutions segment. See Segment Results below for additional information and discussion related to segment revenues.
Gross profit. Gross profit increased primarily due to the increase in revenues in all segments and improved utilization and fixed cost absorption in both our Electric Power Infrastructure Solutions segment and Underground Utility and Infrastructure Solutions segment See Segment Results below for additional information and discussion related to segment operating income (loss).
Equity in earnings of integral unconsolidated affiliates. The amounts include our portion of amounts earned by integral unconsolidated affiliates and primarily relate to our portion of amounts earned by LUMA, which accounts for the majority of the increase as compared to the six months ended June 30, 2021. Additionally, the amount for the six months ended June 30, 2022 includes our portion of amounts earned by an entity that we acquired a 44% interest in during the fourth quarter of 2021 and that provides right-of-way solutions, including site preparation and clearing, materials delivery and installation and management of permitting requirements and traffic control. For additional information regarding these investments, see Note 8 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Selling, general and administrative expenses. The increase was primarily attributable to a $116.4 million increase in expenses associated with acquired businesses, as well as a $24.0 million increase in compensation expense, associated with increased salaries, incentive compensation and non-cash stock compensation expense due primarily to increased operational performance and an increase in employees to support the growth of the business, and a $11.8 million increase in travel and related expenses. Partially offsetting these increases was a $24.2 million decrease in provision for credit loss, which was primarily attributable to the recognition of a $23.6 million provision for credit loss related to receivables owed by a customer that declared bankruptcy in July 2021 and its affiliate during the six months ended June 30, 2021, and a $20.0 million decrease in expense related to deferred compensation liabilities. The fair market value changes in deferred compensation liabilities were offset by changes in the fair value of COLI assets associated with the deferred compensation plan, which are included in “Other income (expense), net” as discussed below.

Amortization of intangible assets. The increase was primarily due to amortization of intangible assets associated with recently acquired businesses, driven by the acquisition of Blattner, partially offset by reduced amortization expense associated with older acquired intangible assets, as certain of these assets became fully amortized.
Asset impairment charges. During the six months ended June 30, 2022, we recognized a $2.8 million asset impairment charge primarily related to the expected discontinued use of the right-of-use asset associated with our existing corporate headquarters in connection with our planned move to a new headquarters by the end of 2022. During the six months ended June 30, 2021, we recognized a $2.3 million asset impairment charge related to certain equipment that was not utilized in our core operations and was subsequently sold.
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
Interest and other financing expenses. Interest and other financing expenses increased for the six months ended June 30, 2022 primarily due to higher levels of debt and, to a lesser extent, higher interest rates. Our long-term debt increased significantly at the end of 2021 in connection with our acquisition of Blattner.
Interest income. Interest income decreased in the six months ended June 30, 2022 primarily due to interest received in the six months ended June 30, 2021 related to a settlement with a customer.
Other income (expense), net. The net other expense for the six months ended June 30, 2022 included an unrealized loss of $50.0 million resulting from the remeasurement of the fair value of our investment in a publicly traded broadband technology provider, Starry, based on the market price of Starry’s common stock as of June 30, 2022. Also included in other income (expense), net was $14.3 million of expense associated with our deferred compensation plan, as compared to $5.5 million of income during the six months ended June 30, 2021. The amounts associated with the deferred compensation plan were largely offset by corresponding changes in the fair market value of the liabilities associated with our deferred compensation plan, which are recorded in selling, general, and administrative expenses, as discussed above. The net other income for the six months ended June 30, 2021 was also favorably impacted by a $2.5 million benefit recognized from a COLI policy held in connection with our deferred compensation plan. Partially offsetting these expenses was a gain of $6.7 million as a result of our sale of a non-controlling ownership interest in a technology company. Additionally equity in earnings of non-integral affiliates for six months ended June 30, 2022 was $14.9 million as compared to $1.3 million for the six months ended June 30, 2021.
Provision for income taxes. The effective tax rates for the six months ended June 30, 2022 and 2021 were 20.9% and 20.6%. The tax rate for the six months ended June 30, 2022 was impacted by the recognition of a $21.2 million tax benefit that resulted from equity incentive awards vesting at a higher fair market value than their grant date fair market value, as compared to the recognition of $18.4 million associated with this tax benefit for the six months ended June 30, 2021.
Other comprehensive income (loss), net of taxes. See Statements of Comprehensive Income (Loss) in Item 1. Financial Statements of Part I of this Quarterly Report. Other comprehensive income (loss) results from translation of the balance sheets of our foreign operating units, which are primarily located in Canada and Australia and have functional currencies other than the U.S. dollar, and therefore are affected by the strengthening or weakening of the U.S. dollar against such currencies. The loss in the six months ended June 30, 2022 was impacted primarily by the strengthening of the U.S. dollar against both the Canadian and Australian dollars as of June 30, 2022 when compared to December 31, 2021. The gain in the six months ended June 30, 2021 was impacted by the weakening of the U.S. dollar against the Canadian dollar as of June 30, 2021 when compared to December 31, 2020.

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
Three months ended June 30, 2022 compared to the three months ended June 30, 2021
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period. Operating margins are calculated by dividing operating income by revenues. Management utilizes operating margins as a measure of profitability, which can be helpful for monitoring how effectively we are performing under our contracts. Management also believes operating margins are a useful metric for investors to utilize in evaluating our performance. Beginning with the three months ended December 31, 2021, we report our results under three reportable segments: (1) Electric Power Infrastructure Solutions, (2) Renewable Energy Infrastructure Solutions and (3) Underground Utility and Infrastructure Solutions. In conjunction with this change, certain prior period amounts have been recast to conform to this new segment reporting structure. The following table shows dollars in thousands.

	Three Months Ended June 30,				Change
	2022		2021		$	%
Revenues:
Electric Power Infrastructure Solutions	$2,199,430	52.0%	$1,815,762	60.5%	$383,668	21.1%
Renewable Energy Infrastructure Solutions	924,236	21.8	332,013	11.1	592,223	178.4%
Underground Utility and Infrastructure Solutions	1,108,337	26.2	852,041	28.4	256,296	30.1%
Consolidated revenues	$4,232,003	100.0%	$2,999,816	100.0%	$1,232,187	41.1%
Operating income (loss):
Electric Power Infrastructure Solutions	$232,150	10.6%	$206,967	11.4%	$25,183	12.2%
Renewable Energy Infrastructure Solutions	81,687	8.8%	29,932	9.0%	51,755	172.9%
Underground Utility and Infrastructure Solutions	89,943	8.1%	23,937	2.8%	66,006	275.7%
Corporate and Non-Allocated costs	(195,424)	(4.6)%	(99,185)	(3.3)%	(96,239)	97.0%
Consolidated operating income	$208,356	4.9%	$161,651	5.4%	$46,705	28.9%
Electric Power Infrastructure Solutions Segment Results
The increase in revenues for the three months ended June 30, 2022 was primarily due to increased spending by our utility customers on grid modernization and hardening, resulting in increased demand for our electric power services, as well as approximately $80 million in revenues attributable to acquired businesses.
Operating income increased for the three months ended June 30, 2022 primarily due to increased revenues explained above. Operating margin decreased during the three months ended June 30, 2022 primarily due to the normal variability associated with the overall timing of projects and project mix, as well as inefficiencies attributable to supply chain disruptions impacting certain operations and elevated consumables costs. The decrease in operating margin was partially offset by improved performance on various communication projects and an $11.1 million increase in equity in earnings from LUMA and other integral unconsolidated affiliates as compared to the three months ended June 30, 2021.
Renewable Energy Infrastructure Solutions Segment Results
The increase in revenues for the three months ended June 30, 2022 was primarily due to approximately $490 million in revenues attributable to acquired businesses, primarily Blattner, which was acquired in October 2021. The remaining increase in revenues was primarily due to increased customer demand for renewable transmission and interconnection construction services.
The increase in operating income during the three months ended June 30, 2022 was primarily due to the increase in revenues. The decrease in operating margin was attributable to significant additional costs arising from delays on a large transmission project in Canada that were due to the continued negative impact of the COVID-19 pandemic from the first quarter, which was exacerbated by the remote locations of the project, as well as less favorable results associated with the normal variability of overall project timing and project mix. The decrease in operating margin was partially offset by the favorable acceleration of a transmission project by the customer.
Underground Utility and Infrastructure Solutions Segment Results
The increase in revenues for the three months ended June 30, 2022 was primarily due to increased revenues associated with higher demand from our gas utility and industrial customers, which began to move forward with certain deferred maintenance and capital spending during the three months ended June 30, 2022, as well as an increase in revenues associated with certain large pipeline projects in Canada and approximately $20 million in revenues attributable to acquired businesses.
The increases in operating income and operating margin during the three months ended June 30, 2022 were primarily due to the increase in revenues, which contributed to higher levels of fixed cost absorption. Also contributing to the increases were improved performance across the segment, particularly with respect to our industrial services operations, and more favorable results associated with the normal variability of overall project timing and project mix. Additionally, our performance in this segment was impacted less by the COVID-19 pandemic and challenges in the overall energy market during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The three months ended June 30, 2021 also included the recognition of a $23.6 million provision for credit loss related to receivables from a customer that declared bankruptcy in July 2021 and its affiliate, as well as a $2.3 million asset impairment charge related to the planned sale of certain equipment that was not utilized in our core operations and was subsequently sold.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the three months ended June 30, 2022 was primarily related to an $86.7 million increase in intangible asset amortization, largely associated with the acquisition of Blattner, a $12.6 million increase in acquisition and integration costs related to recent acquisitions and a $6.9 million increase in salaries, incentive compensation and non-cash stock compensation expense. Included in acquisition and integration costs during the three months ended June 30, 2022 was $11.5 million of expenses associated with change of control payments as a result of the acquisition of Blattner. These increases were partially offset by a $13.7 million decrease in expense related to deferred compensation liabilities due to market fluctuations.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Six Months Ended June 30,				Change
	2022		2021		$	%
Revenues:
Electric Power Infrastructure Solutions	$4,338,127	52.9%	$3,491,808	61.2%	$846,319	24.2%
Renewable Energy Infrastructure Solutions	1,799,868	22.0	716,087	12.6	1,083,781	151.3%
Underground Utility and Infrastructure Solutions	2,059,533	25.1	1,495,502	26.2	564,031	37.7%
Consolidated revenues	$8,197,528	100.0%	$5,703,397	100.0%	$2,494,131	43.7%
Operating income (loss):
Electric Power Infrastructure Solutions	435,569	10.0%	360,706	10.3%	74,863	20.8%
Renewable Energy Infrastructure Solutions	151,629	8.4%	75,228	10.5%	76,401	101.6%
Underground Utility and Infrastructure Solutions	138,118	6.7%	32,750	2.2%	105,368	321.7%
Corporate and Non-Allocated Costs	(399,444)	(4.9)%	(193,304)	(3.4)%	(206,140)	106.6%
Consolidated operating income	$325,872	4.0%	$275,380	4.8%	$50,492	18.3%
Electric Power Infrastructure Solutions Segment Results
The increase in revenues for the six months ended June 30, 2022 was primarily due to increased spending by our utility customers on grid modernization and hardening, resulting in increased demand for our electric power services, as well as approximately $155 million in revenues attributable to acquired businesses.
Operating income increased for the six months ended June 30, 2022 primarily due to the increase in revenues explained above. Operating margin decreased during the six months ended June 30, 2022 as a result of normal variability of the overall timing of projects and project mix, inefficiencies attributable to supply chain disruptions impacting certain operations, elevated consumables costs, and lower margins on a large transmission project in Canada that experienced substantial productivity impacts from the COVID-19 pandemic during the first quarter of 2022. The decrease in operating margin was partially offset by improved performance on various communication projects and a $21.1 million increase in equity in earnings from LUMA and other integral unconsolidated affiliates as compared to the six months ended June 30, 2021.

Renewable Energy Infrastructure Solutions Segment Results
The increase in revenues for the six months ended June 30, 2022 was primarily due to approximately $960 million in revenues attributable to acquired businesses, primarily Blattner, which was acquired in October 2021. The remaining increase in revenues was primarily due to increased customer demand for renewable transmission and interconnection construction services.
The increase in operating income was primarily due to the increase in revenues associated with the acquisition of Blattner. The decrease in operating margin was attributable to extensive schedule delays on a large transmission project in Canada that were due to the effect of the COVID-19 pandemic, which was exacerbated by the remote locations of the project, as well as less favorable results associated with the normal variability of overall project timing and project mix. Additionally, there were more favorable close-outs of certain projects during the six months ended June 30, 2021 as compared to the six months ended June 30, 2022.
Underground Utility and Infrastructure Solutions Segment Results
The increase in revenues for the six months ended June 30, 2022 was primarily due to increased revenues associated with higher demand from our gas utility and industrial customers, which began to move forward with certain deferred maintenance and capital spending during the six months ended June 30, 2022, as well as an increase in revenues associated with certain large pipeline projects in Canada and approximately $25 million in revenues attributable to acquired businesses.
The increase in operating income and operating margin was primarily due to the increase in revenues, which contributed to higher levels of fixed cost absorption. Also contributing to the increases were improved performance across the segment, particularly with respect to our industrial services operations, and more favorable results associated with the normal variability of overall project timing and project mix. Additionally, our performance in this segment was impacted less by the COVID-19 pandemic and challenges in the overall energy market during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Also, the six months ended June 30, 2021 included the recognition of a $23.6 million provision for credit loss related to receivables from a customer that declared bankruptcy in July 2021 and its affiliate, as well as a $2.3 million asset impairment charge related to the planned sale of certain equipment that was not utilized in our core operations and was subsequently sold.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the six months ended June 30, 2022 was primarily due to a $181.1 million increase in intangible asset amortization, largely associated with the acquisition of Blattner, a $26.0 million increase in acquisition and integration costs related to recent acquisitions and a $13.2 million increase in salaries, incentive compensation and non-cash stock compensation expense. Included in acquisition and integration costs during the six months ended June 30, 2022 was $23.0 million of expenses associated with change of control payments as a result of the acquisition of Blattner. These increases were partially offset by a $20.0 million decrease in expense related to deferred compensation liabilities due to market fluctuations.

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
As to certain of the items below, (i) non-cash stock-based compensation expense varies from period to period due to acquisition activity, changes in the estimated fair value of performance-based awards, forfeiture rates, accelerated vesting and amounts granted; (ii) acquisition and integration costs vary from period to period depending on the level of our acquisition activity; (iii) equity in (earnings) losses of non-integral unconsolidated affiliates varies from period to period depending on the activity and financial performance of non-integral unconsolidated affiliates, the operations of which are not operationally integral to Quanta; (iv) unrealized mark-to-market adjustments on our investment in a publicly traded company vary from period to period based on fluctuations in the market price of such company’s common stock; (v) gains and losses on the sale of investments vary from period to period depending on activity; (vi) asset impairment charges can vary from period to period depending on economic and other factors; and (vii) change in fair value of contingent consideration liabilities varies from period to period depending on the performance in post-acquisition periods of certain acquired businesses and the effect of present value accretion on fair value calculations. Because EBITDA and adjusted EBITDA, as defined, exclude some, but not all, items that affect net income attributable to common stock, such measures may not be comparable to similarly titled measures of other companies. The most comparable GAAP financial measure, net income attributable to common stock, and information reconciling the GAAP and non-GAAP financial measures, are included below. The following table shows dollars in thousands.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income attributable to common stock (GAAP as reported)	$88,020	$117,033	$172,661	$206,794
Interest and other financing expenses	28,639	13,109	53,367	25,584
Interest income	(222)	(2,909)	(291)	(3,026)
Provision for income taxes	41,252	40,951	47,808	54,675
Depreciation expense	73,959	62,757	144,913	124,864
Amortization of intangible assets	107,945	21,291	223,696	42,646
Interest, income taxes and depreciation included in equity in earnings of integral unconsolidated affiliates	4,579	2,150	7,840	3,651
EBITDA	344,172	254,382	649,994	455,188
Non-cash stock-based compensation	28,090	23,923	51,082	42,610
Acquisition and integration costs (1)	14,191	1,567	29,322	3,328
Equity in earnings of non-integral unconsolidated affiliates	(9,611)	(658)	(14,949)	(1,343)
Unrealized loss from mark-to-market adjustment on investment (2)	41,654	—	50,047	—
Gain on sale of investment (3)	—	—	(6,696)	—
Asset impairment charges (4)	2,800	2,319	2,800	2,319
Change in fair value of contingent consideration liabilities	809	(210)	5,978	(573)
Adjusted EBITDA	$422,105	$281,323	$767,578	$501,529
(1)    The amounts for the three and six months ended June 30, 2022 include, among other things, $11.5 million and $23.0 million of expenses that are associated with change of control payments as a result of the acquisition of Blattner.
(2)     The amounts for the three and six months ended June 30, 2022 represent decreases in the fair value of our investment based on the market price of our stock investment in Starry, a publicly traded company.
(3)     The amount for the six months ended June 30, 2022 represents a gain as a result of the sale of our non-controlling ownership interest in a technology company.
(4)     The amount for the three and six months ended June 30, 2022 represents a $2.8 million asset impairment charge primarily related to the expected discontinued use of the right-of-use asset associated with our existing corporate headquarters in connection with our planned move to a new headquarters by the end of 2022. The amount for the three and six months ended June 30, 2021 represents an asset impairment charge related to certain equipment that was not utilized in our core operations and was subsequently sold.
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
As of June 30, 2022 and December 31, 2021, MSAs accounted for 55% and 55% of our estimated 12-month backlog and 66% and 67% of total backlog. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts can be terminated on short notice even if we are not in default. We determine the estimated backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining estimated backlog. As a result, estimates for remaining performance obligations and backlog are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies (including the ongoing COVID-19 pandemic) and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.
The following table reconciles total remaining performance obligations to our backlog (a non-GAAP financial measure) by reportable segment along with estimates of amounts expected to be realized within 12 months (in thousands):

	June 30, 2022		December 31, 2021
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Solutions
Remaining performance obligations	$2,149,469	$2,779,227	$2,002,862	$2,769,106
Estimated orders under MSAs and short-term, non-fixed price contracts	4,230,888	8,945,444	4,492,038	9,447,765
Backlog	$6,380,357	$11,724,671	$6,494,900	$12,216,871

Renewable Energy Infrastructure Solutions
Remaining performance obligations	$2,299,898	$2,911,835	$2,178,846	$2,428,408
Estimated orders under MSAs and short-term, non-fixed price contracts	52,345	90,553	65,618	120,237
Backlog	$2,352,243	$3,002,388	$2,244,464	$2,548,645

Underground Utility and Infrastructure Solutions
Remaining performance obligations	$1,023,556	$1,229,157	$637,843	$697,881
Estimated orders under MSAs and short-term, non-fixed price contracts	1,820,560	3,894,014	1,934,826	3,810,829
Backlog	$2,844,116	$5,123,171	$2,572,669	$4,508,710

Total
Remaining performance obligations	$5,472,923	$6,920,219	$4,819,551	$5,895,395
Estimated orders under MSAs and short-term, non-fixed price contracts	6,103,793	12,930,011	6,492,482	13,378,831
Backlog	$11,576,716	$19,850,230	$11,312,033	$19,274,226

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

Cash Requirements and Capital Allocation
Cash Requirements. The following table summarizes, as of June 30, 2022, our cash requirements from contractual obligations that are due within the twelve months subsequent to June 30, 2022 and thereafter, excluding certain amounts discussed below (in thousands):

	Due by June 30, 2023	Due Thereafter	Total
Long-term debt, including current portion - principal	$25,838	$3,878,519	$3,904,357
Long-term debt - cash interest (1)	64,295	624,132	688,427
Operating lease obligations (2)	81,677	175,147	256,824
Operating lease obligations that have not yet commenced (3)	1,070	17,994	19,064
Finance lease obligations (2)	1,422	2,011	3,433
Short-term lease obligations (4)	14,619	—	14,619
Deferral of employer portion of payroll tax payments	54,435	—	54,435
Equipment purchase commitments (5)	159,312	—	159,312
Capital commitment related to investments in unconsolidated affiliates (6)	733	11,163	11,896
Total cash requirements from contractual obligations	$403,401	$4,708,966	$5,112,367

(1)    Amounts represents cash interest and other financing expenses associated with our fixed-rate, long-term debt, which primarily includes our senior notes and financing transactions arising from the exercise of our equipment rental purchase options. Our $750.0 million term loan and $583.2 million of outstanding revolving loans under our senior credit facility bear interest at variable market rates and such amount is not included due to its variability. Assuming the principal amount outstanding and interest rate in effect as of June 30, 2022 with respect to this variable rate debt remained the same, the annual cash interest expense would be approximately $40.3 million, payable until October 8, 2026, the maturity date of our senior credit facility. The recent increase in the federal funds interest rate, as well as expected additional increases to such rate during the remainder of 2022, is expected to increase the variable interest rate on amounts borrowed under our senior credit facility in future periods. Additionally, as discussed further in Significant Sources of Cash below, our cash interest and other financing expenses may also be impacted in future periods due to the transition in financial markets away from London Interbank Offered Rate (LIBOR), which is expected to be complete by mid-2023.
(2)    Amounts represent undiscounted operating and finance lease obligations as of June 30, 2022. The corresponding amounts recorded on our June 30, 2022 condensed consolidated balance sheet represent the present value of these amounts.
(3)    Amounts represent undiscounted operating lease obligations that have not commenced as of June 30, 2022. The operating lease obligations will be recorded on our condensed consolidated balance sheet beginning on the commencement date of each lease.
(4)    Amount represents short-term lease obligations that are not recorded on our June 30, 2022 condensed consolidated balance sheet due to our accounting policy election. Month-to-month rental expense associated primarily with certain equipment rentals is excluded from these amounts because we are unable to accurately predict future rental amounts.
(5)    Amount represents capital committed for the expansion of our vehicle fleet. Although we have committed to the purchase of these vehicles/equipment at the time of their delivery, we expect that these orders will be assigned to third-party leasing companies and made available to us under certain of our master equipment lease agreements.
(6)     Amounts represent outstanding capital commitments associated with investments in unconsolidated affiliates.
Contingent Obligations. We have various contingent obligations that could require the use of cash or impact the collection of cash in future periods; however, we are unable to accurately predict the timing and estimate the amount of such contingent obligations as of June 30, 2022. These contingent obligations generally include, among other things:
•contingent consideration liabilities and changes to consideration related to acquisitions and purchase price allocations, including liabilities assumed related to change of control provisions, which are described further in Note 6 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report;
•undistributed earnings of foreign subsidiaries and unrecognized tax benefits, which are described further in Note 12 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this

Quarterly Report and Note 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of the 2021 Annual Report;
•collective bargaining agreements and multiemployer pension plan liabilities, as well as liabilities related to our deferred compensation and other employee benefit plans, which are described further in Notes 15 and 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of the 2021 Annual Report; and
•obligations relating to our investments in affiliates and other entities, lawsuits and other legal proceedings, uncollectible accounts receivable, insurance liabilities, obligations relating to letters of credit, bonds and parent guarantees, obligations relating to employment agreements, indemnities and assumed liabilities, and residual value guarantees, which are described further in Note 16 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report and Note 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of the 2021 Annual Report.
Capital Allocation. Our capital deployment priorities that require the use of cash include: (i) working capital to fund ongoing operating needs, (ii) capital expenditures to meet anticipated demand for our services, (iii) acquisitions and investments to facilitate the long-term growth and sustainability of our business, and (iv) return of capital to stockholders, including through the payment of dividends, and repurchases of our outstanding common stock and/or debt securities. Our industry is capital intensive, and we expect substantial capital expenditures and commitments for equipment purchases and equipment lease and rental arrangements to be needed into the foreseeable future in order to meet anticipated demand for our services. We expect capital expenditures for property and equipment purchases for the year ended December 31, 2022 to be approximately $400 million. In line with our past practices, which are set forth in further detail below, we also expect to continue to allocate significant capital to strategic acquisitions and investments, as well as to pay dividends and to repurchase our outstanding common stock and/or debt securities.
Significant Sources of Cash
We anticipate that our future cash flows from operating activities, cash and cash equivalents on hand, existing borrowing capacity under our senior credit facility and ability to access capital markets for additional capital will provide sufficient funds to enable us to meet our cash requirements described above for the next twelve months and over the longer term.
Cash flow from operating activities is primarily influenced by demand for our services and operating margins but is also influenced by the timing of working capital needs associated with the various types of services that we provide. Our working capital needs may increase when we commence large volumes of work under circumstances where project costs are required to be paid before the associated receivables are billed and collected. Additionally, operating cash flows may be negatively impacted as a result of unpaid and delayed change orders and claims. Changes in project timing due to delays or accelerations and other economic factors that may affect customer spending, including the potential continued impact of the COVID-19 pandemic, could also impact cash flow from operating activities. Further information with respect to our cash flow from operating activities is set forth below and in Note 19 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Our available commitments under our senior credit facility and cash and cash equivalents as of June 30, 2022 were as follows (in thousands):

June 30, 2022
Total capacity available for revolving loans and letters of credit	$2,640,000
Less:
Borrowings of revolving loans	583,185
Letters of credit outstanding	430,493
Available commitments for issuing revolving loans or new letters of credit	1,626,322
Plus:
Cash and cash equivalents	150,653
Total available commitments under senior credit facility and cash and cash equivalents	$1,776,975
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
Furthermore, our interest expense may be impacted in future periods due to the transition in financial markets away from LIBOR, which is expected to be complete by mid-2023. The credit agreement for our senior credit facility includes LIBOR benchmark replacement provisions, including, among others, the Secured Overnight Financing Rate, and we anticipate selecting an alternative benchmark rate prior to the transition away from LIBOR. While we do not expect our interest rate to be materially affected in future periods by this transition, the ultimate impact remains unknown and is subject to numerous factors, including the final determination and behavior of a replacement benchmark rate.
Sources and Uses of Cash and Cash Equivalents During the Three and Six Months Ended June 30, 2022 and 2021
In summary, our cash flows for each period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net cash provided by operating activities	$118,731	$188,948	$203,821	$314,561
Net cash used in investing activities	$(117,949)	$(96,371)	$(211,018)	$(319,177)
Net cash provided by (used in) financing activities	$(87,466)	$(81,753)	$(70,916)	$31,236
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
Net cash provided by operating activities during the three and six months ended June 30, 2022 was negatively impacted by increased working capital requirements, associated with higher levels of revenues as well as increases associated with two large transmission projects in Canada. For additional information about the change orders and claims associated with these projects, see Contract Estimates and Changes in Estimates in Note 4 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. These increases in working capital needs were partially offset by an increase in net income adjusted for non-cash items compared to the three and six months ended June 30, 2021.

Net cash provided by operating activities during the three and six months ended June 30, 2021 was negatively impacted by high working capital requirements, including the ramp up of the two large transmission projects in Canada described above.
Days sales outstanding (DSO) represents the average number of days it takes revenues to be converted into cash, which management believes is an important metric for assessing liquidity. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets less contract liabilities, divided by average revenues per day during the quarter. DSO as of June 30, 2022 was 81 days, which was lower than DSO of 83 days as of June 30, 2021 and our five-year historical average DSO of 82 days. This decrease in DSO as compared to June 30, 2021 was primarily due to the favorable impact of the acquisition of Blattner, which has historically had a lower DSO than certain of our other larger operating companies. This decrease was partially offset by increased working capital requirements primarily related to the two large transmission projects in Canada and the timing of the associated billings on such projects.
Investing Activities
Net cash used in investing activities in the three months ended June 30, 2022 included $121.6 million of capital expenditures, partially offset by $15.6 million of proceeds from the sale of property and equipment. Net cash used in investing activities in the six months ended June 30, 2022 included $231.5 million of capital expenditures, partially offset by $24.4 million of proceeds from the sale of property and equipment and $16.9 million of cash received from investments, which primarily related to proceeds received from the sale of a non-controlling ownership interest in a technology company.
Net cash used in investing activities in the three months ended June 30, 2021 included $74.9 million of capital expenditures and $35.3 million used for acquisitions, some of which relates to acquisitions that closed in prior periods. Partially offsetting these items was $11.4 million of proceeds from the sale of property and equipment. Net cash used in investing activities in the six months ended June 30, 2021 included $158.4 million of capital expenditures; $114.3 million of cash paid for equity and other investments, which primarily related to the acquisition of a minority interest in the broadband technology provider, Starry; and $68.1 million used for acquisitions, the majority of which related to acquisitions that closed in prior periods. These items were partially offset by $18.7 million of proceeds from the sale of property and equipment.
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
Financing Activities
Net cash used in financing activities in the three months ended June 30, 2022 included $84.9 million of cash payments for common stock repurchases, $65.0 million of cash payments related to tax withholding for non-cash stock-based compensation and $10.1 million of cash payments for dividends and dividend equivalents. These items were partially offset by $74.1 million of net borrowings under our senior credit facility. Net cash used in financing activities in the six months ended June 30, 2022 included $94.4 million of cash payments for common stock repurchases, $76.2 million of cash payments to satisfy tax withholding obligations associated with stock-based compensation, $20.9 million of cash payments for dividends and cash dividend equivalents and $15.6 million of net repayments of short-term debt. These items were partially offset by $142.1 million of net borrowings under our senior credit facility.
Net cash used in financing activities in the three months ended June 30, 2021 included $36.6 million of payments to satisfy tax withholding obligations associated with stock-based compensation, $29.4 million of cash payments for common stock repurchases and $8.4 million of cash payments for dividends and cash dividend equivalents. Net cash provided by financing activities in the six months ended June 30, 2021 included $169.2 million of net borrowings under our senior credit facility, partially offset by $60.5 million of cash payments to satisfy tax withholding obligations associated with stock-based compensation, $48.9 million of cash payments for common stock repurchases and $17.2 million of cash payments for dividends and cash dividend equivalents.
We expect to continue to utilize cash for similar financing activities in the future, including repayments under our senior credit facility, payment of cash dividends and repurchases of our common stock and/or debt securities.

Critical Accounting Estimates and Policies Update
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to those rules and regulations. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the condensed consolidated financial statements are published and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our condensed consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates. Management has reviewed its development and selection of critical accounting estimates with the audit committee of our Board of Directors. Our accounting policies are primarily described in Notes 2 and 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of the 2021 Annual Report and should be read in conjunction with our critical accounting estimates detailed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of our 2021 Annual Report.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2022. Refer to the information on financial market risk related to changes in interest rates and currency exchange rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our 2021 Annual Report. Our primary exposure to market risk relates to unfavorable changes in concentration of credit risk, interest rates and currency exchange rates.

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
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act, as such disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Evaluation of Internal Control over Financial Reporting
As described in Item 9A. Controls and Procedures of Part II of our 2021 Annual Report, we acquired Blattner and nine other businesses in 2021. We are in the process of integrating each acquired business into our overall internal control over financial reporting process.
Except as noted above, there has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities During the Second Quarter of 2022
The following table contains information about our purchases of equity securities during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
April 1 - 30, 2022
Open Market Stock Repurchases (1)	73,606	$128.78	73,606	$452,914,538
Tax Withholding Obligations (2)	7,324	$126.36	—
May 1 - 31, 2022
Open Market Stock Repurchases (1)	394,941	$112.22	394,941	$408,592,862
Tax Withholding Obligations (2)	824	$104.50	—
June 1 - 30, 2022
Open Market Stock Repurchases (1)	262,834	$118.26	262,834	$377,509,077
Tax Withholding Obligations (2)	2,811	$122.06	—
Total	742,340		731,381	$377,509,077

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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6.Exhibits.

Exhibit No.		Description
3.1		Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.1 to Quanta's Form 8-K filed March 26, 2019 and incorporated herein by reference)
3.2		Bylaws of Quanta Services, Inc., as amended and restated December 6, 2018 (previously filed as Exhibit 3.1 to Quanta’s Form 8-K filed December 11, 2018 and incorporated herein by reference)
10.1	^	Amendment No. 1 to the Quanta Services, Inc. 2019 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company's Form 8-K filed on May 31, 2022 and incorporated herein by reference)
31.1	*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	*	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	*
The following financial statements from Quanta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and with detailed tags

104	*	The cover page from Quanta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101)
_______________________________________

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTA SERVICES, INC.

By:	/s/ PAUL M. NOBEL
Paul M. Nobel Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: August 4, 2022