Form 10-Q
period 2022-09-30
QUANTA SERVICES, INC.
filed 2022-11-04
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022.

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number:	001-13831
Quanta Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2851603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2727 North Loop West
Houston, Texas 77008
(Address of principal executive offices, including zip code)
(713) 629-7600
(Registrant’s telephone number, including area code)
2800 Post Oak Boulevard, Suite 2600
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of November 1, 2022, the number of outstanding shares of Common Stock of the registrant was 142,901,156.

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
•Expectations regarding opportunities, technological developments, competitive positioning, future economic and regulatory conditions and other trends in particular markets or industries, including with respect to our increased operations in the renewable energy market after our acquisition of Blattner (as defined below) and the transition to a reduced-carbon economy;
•Expectations regarding the pandemic associated with the novel coronavirus disease that began in 2019 (COVID-19), including potential further impacts of the pandemic and of governmental and customer responses to the pandemic on our business, operations, supply chain, personnel, financial condition, results of operations, cash flows and liquidity;
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
•The development of and opportunities with respect to future projects, including renewable energy projects and other projects designed to support transition to a reduced-carbon economy, electrical grid modernization, upgrade and hardening projects and larger transmission and pipeline projects;
•Expectations regarding the future availability and price of materials and equipment necessary for the performance of our business;
•The expected impact of global and domestic economic conditions on our business, financial condition, results of operations, cash flows and liquidity, including inflation, interest rates and recessionary economic conditions;
•The expected impact of changes and potential changes in climate;
•Future capital allocation initiatives, including the amount and timing of, and strategies with respect to, any future acquisitions, investments, cash dividends, repurchases of our equity or debt securities or repayments of other outstanding debt;
•The expected impact of existing or potential legislation or regulation;
•Potential opportunities that may be indicated by bidding activity or similar discussions with customers;
•The future demand for, availability of and costs related to labor resources in the industries we serve;
•The expected recognition and realization of our remaining performance obligations or backlog;
•Expectations regarding the outcome of pending or threatened legal proceedings, as well as the collection of amounts awarded in legal proceedings;
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
•Market, industry, economic, financial or political conditions that are outside of our control, including economic, energy, infrastructure and environmental policies and plans that are adopted or proposed by the U.S. federal and state governments or other governments in territories or countries in which we operate, inflation, interest rates, recessionary economic conditions, and geopolitical conflicts and political unrest;
•Quarterly variations in our operating and financial results, liquidity, financial condition, cash flows, capital requirements, and reinvestment opportunities, including the ongoing and potential impact to our business operations, workforce and supply chains resulting from the COVID-19 pandemic and governmental responses thereto;
•Further effects of the COVID-19 pandemic, including the impact of the pandemic and of business and governmental responses thereto on our operations, personnel and supply chains, and on commercial activity and demand across our business and our customers’ businesses, as well as our inability to predict the future impact of the COVID-19 pandemic on our business, financial performance and results of operations;
•Trends and growth opportunities in relevant markets, including our ability to obtain future project awards;
•Delays, deferrals, reductions in scope or cancellations of anticipated, pending or existing projects as a result of, among other things, supply chain disruptions and other logistical challenges, weather, regulatory or permitting issues, environmental processes, project performance issues, claimed force majeure events, protests or other political activity, legal challenges, inflationary pressure, reductions or eliminations in governmental funding or customer capital constraints;
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

•Adverse weather conditions, natural disasters and other emergencies, including wildfires, pandemics, hurricanes, tropical storms, floods, debris flows, earthquakes and other geological- and weather-related hazards, as well as the impact of climate change;
•Our ability to generate internal growth;
•Competition in our business, including our ability to effectively compete for new projects and market share;
•The future development of natural resources;
•The failure of existing or potential legislative actions and initiatives to result in increased demand for our services;
•The unavailability of, or increased prices for, materials, equipment and consumables (such as fuel) used in our and our customers’ businesses, including as a result of inflation, supply chain disruptions, governmental regulations on sourcing, the imposition of tariffs, duties, taxes or other assessments, and other changes in U.S. trade relationships with foreign countries;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$215,395	$229,097
Accounts receivable, net of allowances of $19,020 and $49,749	3,638,357	3,400,318
Contract assets	1,127,181	803,453
Inventories	98,121	84,659
Prepaid expenses and other current assets	268,769	215,050
Total current assets	5,347,823	4,732,577
Property and equipment, net of accumulated depreciation of $1,616,336 and $1,503,498	2,025,224	1,919,697
Operating lease right-of-use assets	227,707	240,605
Other assets, net	597,946	632,244
Other intangible assets, net of accumulated amortization of $957,769 and $682,498	1,519,371	1,801,180
Goodwill	3,578,575	3,528,886
Total assets	$13,296,646	$12,855,189
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term debt	$32,344	$29,166
Current portion of operating lease liabilities	73,926	78,251
Accounts payable and accrued expenses	2,409,600	2,254,671
Contract liabilities	830,351	802,872
Total current liabilities	3,346,221	3,164,960
Long-term debt, net of current maturities	3,886,522	3,724,474
Operating lease liabilities, net of current portion	168,837	170,427
Deferred income taxes	227,334	191,098
Insurance and other non-current liabilities	466,164	487,309
Total liabilities	8,095,078	7,738,268
Commitments and Contingencies
Equity:
Common stock, $0.00001 par value, 600,000,000 shares authorized, 170,553,507 and 168,546,513 shares issued, and 142,963,107 and 142,633,934 shares outstanding	2	2
Additional paid-in capital	2,691,910	2,615,410
Retained earnings	4,012,396	3,714,843
Accumulated other comprehensive loss	(335,177)	(237,689)
Treasury stock, 27,590,400 and 25,912,579 common shares	(1,173,078)	(980,265)
Total stockholders’ equity	5,196,053	5,112,301
Non-controlling interests	5,515	4,620
Total equity	5,201,568	5,116,921
Total liabilities and equity	$13,296,646	$12,855,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$4,459,757	$3,353,278	$12,657,285	$9,056,675
Cost of services (including related depreciation)	3,770,927	2,818,602	10,795,694	7,701,398
Gross profit	688,830	534,676	1,861,591	1,355,277
Equity in earnings of integral unconsolidated affiliates	10,633	10,232	44,350	22,865
Selling, general and administrative expenses	(347,449)	(274,846)	(995,581)	(788,308)
Amortization of intangible assets	(67,147)	(22,772)	(290,843)	(65,418)
Asset impairment charges	—	—	(2,800)	(2,319)
Change in fair value of contingent consideration liabilities	1,924	787	(4,054)	1,360
Operating income	286,791	248,077	612,663	523,457
Interest and other financing expenses	(33,566)	(17,259)	(86,933)	(42,843)
Interest income	436	72	727	3,098
Other income (expense), net	(24,455)	6,089	(68,255)	18,232
Income before income taxes	229,206	236,979	458,202	501,944
Provision for income taxes	72,890	61,581	120,698	116,256
Net income	156,316	175,398	337,504	385,688
Less: Net income attributable to non-controlling interests	360	1,033	8,887	4,529
Net income attributable to common stock	$155,956	$174,365	$328,617	$381,159

Earnings per share attributable to common stock:
Basic	$1.09	$1.25	$2.29	$2.72
Diluted	$1.06	$1.21	$2.22	$2.64

Shares used in computing earnings per share:
Weighted average basic shares outstanding	143,353	140,008	143,581	140,134
Weighted average diluted shares outstanding	147,678	144,304	148,096	144,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$156,316	$175,398	$337,504	$385,688
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of tax of $0, $0, $0, and $0	(79,841)	(26,429)	(97,400)	(10,009)
Other income (loss), net of tax of $(5), $1, $(17), and $4	(27)	6	(88)	20
Other comprehensive loss, net of taxes	(79,868)	(26,423)	(97,488)	(9,989)
Comprehensive income	76,448	148,975	240,016	375,699
Less: Comprehensive income attributable to non-controlling interests	360	1,033	8,887	4,529
Total comprehensive income attributable to common stock	$76,088	$147,942	$231,129	$371,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cash Flows from Operating Activities:
Net income	$156,316	$175,398	$337,504	$385,688
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	73,507	61,616	218,420	186,480
Amortization of intangible assets	67,147	22,772	290,843	65,418
Asset impairment charges	—	—	2,800	2,319
Change in fair value of contingent consideration liabilities	(1,924)	(787)	4,054	(1,360)
Equity in (earnings) losses of unconsolidated affiliates, net of distributions	(12,949)	(10,758)	(28,732)	(24,734)
Amortization of discounts and deferred financing costs	2,026	3,919	4,944	5,609
Gain on sale of property and equipment	(4,862)	(1,077)	(8,318)	(10,931)
Gain on sale of investments	—	—	(6,696)	—
Unrealized loss from mark-to-market adjustment on investment	26,462	—	76,509	—
Increase in provision for credit losses	2,343	249	2,048	24,169
Deferred income tax expense (benefit)	39,215	(2,502)	39,610	14,245
Non-cash stock-based compensation	26,648	21,642	77,730	64,252
Foreign currency (gain) loss	(1,872)	(4,901)	888	(6,531)
Payments for contingent consideration liabilities	—	—	(63)	—
Changes in operating assets and liabilities, net of non-cash transactions	(28,695)	(247,695)	(464,358)	(372,187)
Net cash provided by operating activities	343,362	17,876	547,183	332,437
Cash Flows from Investing Activities:
Capital expenditures	(105,958)	(74,612)	(337,469)	(232,996)
Proceeds from sale of property and equipment	18,217	16,431	42,621	35,101
Proceeds from insurance settlements related to property and equipment	—	255	982	535
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(172,957)	(33,261)	(177,766)	(101,373)
Investments in unconsolidated affiliates and other	(3,969)	(5,154)	(20,622)	(119,478)
Cash received from investments	—	5	16,905	3,022
Cash paid for intangible assets	(61)	(200)	(397)	(524)
Net cash used in investing activities	(264,728)	(96,536)	(475,746)	(415,713)
Cash Flows from Financing Activities:
Borrowings under credit facility and commercial paper program	2,522,735	1,240,766	5,412,107	3,124,845
Payments under credit facility and commercial paper program	(2,492,081)	(1,142,350)	(5,239,330)	(2,857,190)
Proceeds from notes offerings	—	1,487,450	—	1,487,450
Payments on other long-term debt	(2,402)	(916)	(6,383)	(2,530)
Net borrowings (repayments) of short-term debt	—	13,619	(15,596)	9,372
Payments of financing costs	(214)	(5,056)	(262)	(5,056)
Payments for contingent consideration liabilities	—	—	(1,514)	(263)
Distributions to non-controlling interests, net of contributions received	(7,601)	(1,107)	(7,992)	(6,357)
Payments related to tax withholding for share-based compensation	(2,424)	(2,638)	(78,639)	(63,131)
Payments of dividends	(10,068)	(8,414)	(30,998)	(25,627)
Repurchase of common stock	(20,751)	(17,764)	(115,115)	(66,687)
Net cash provided by (used in) financing activities	(12,806)	1,563,590	(83,722)	1,594,826

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(856)	(549)	(1,264)	738

Net increase (decrease) in cash, cash equivalents and restricted cash	64,972	1,484,381	(13,549)	1,512,288
Cash, cash equivalents and restricted cash, beginning of period	153,366	214,715	231,887	186,808
Cash, cash equivalents and restricted cash, end of period	$218,338	$1,699,096	$218,338	$1,699,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2021	142,633,934	$2	$2,615,410	$3,714,843	$(237,689)	$(980,265)	$5,112,301	$4,620	$5,116,921
Other comprehensive income, net of taxes	—	—	—	—	13,275	—	13,275	—	13,275
Stock-based compensation activity	1,216,468	—	21,830	—	—	(73,643)	(51,813)	—	(51,813)
Common stock repurchases	(84,798)	—	—	—	—	(10,426)	(10,426)	—	(10,426)
Dividends declared ($0.07 per share)	—	—	—	(10,459)	—	—	(10,459)	—	(10,459)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(538)	(538)
Net income	—	—	—	84,641	—	—	84,641	387	85,028
Balance, March 31, 2022	143,765,604	$2	$2,637,240	$3,789,025	$(224,414)	$(1,064,334)	$5,137,519	$4,469	$5,141,988
Other comprehensive loss, net of taxes	—	—	—	—	(30,895)	—	(30,895)	—	(30,895)
Stock-based compensation activity	46,105	—	28,046	—	—	(504)	27,542	—	27,542
Common stock repurchases	(731,381)	—	—	—	—	(84,884)	(84,884)	—	(84,884)
Dividends declared ($0.07 per share)	—	—	—	(10,283)	—	—	(10,283)	—	(10,283)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(80)	(80)
Contribution from non-controlling interest	—	—	—	—	—	—	—	227	227
Net income	—	—	—	88,020	—	—	88,020	8,140	96,160
Balance, June 30, 2022	143,080,328	$2	$2,665,286	$3,866,762	$(255,309)	$(1,149,722)	$5,127,019	$12,756	$5,139,775
Other comprehensive loss, net of taxes	—	—	—	—	(79,868)	—	(79,868)	—	(79,868)
Stock-based compensation activity	41,278	—	26,624	—	—	(2,323)	24,301	—	24,301
Common stock repurchases	(158,499)	—	—	—	—	(21,033)	(21,033)	—	(21,033)
Dividends declared ($0.07 per share)	—	—	—	(10,322)	—	—	(10,322)	—	(10,322)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(7,601)	(7,601)
Net income	—	—	—	155,956	—	—	155,956	360	156,316
Balance, September 30, 2022	142,963,107	$2	$2,691,910	$4,012,396	$(335,177)	$(1,173,078)	$5,196,053	$5,515	$5,201,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2020	138,300,191	$2	$2,170,026	$3,264,967	$(232,997)	$(857,817)	$4,344,181	$4,791	$4,348,972
Other comprehensive income, net of taxes	—	—	—	—	8,539	—	8,539	—	8,539
Stock-based compensation activity	1,368,739	—	13,702	—	—	(55,101)	(41,399)	—	(41,399)
Common stock repurchases	(222,081)	—	—	—		(17,710)	(17,710)	—	(17,710)
Dividends declared ($0.06 per share)	—	—	—	(8,429)	—	—	(8,429)	—	(8,429)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,129)	(1,129)
Net income	—	—	—	89,761	—	—	89,761	1,558	91,319
Balance, March 31, 2021	139,446,849	$2	$2,183,728	$3,346,299	$(224,458)	$(930,628)	$4,374,943	$5,220	$4,380,163
Other comprehensive income, net of taxes	—	—	—	—	7,895	—	7,895	—	7,895
Stock-based compensation activity	64,600	—	25,177	—	—	(216)	24,961	—	24,961
Common stock repurchases	(313,725)	—	—	—	—	(29,450)	(29,450)	—	(29,450)
Dividends declared ($0.06 per share)	—	—	—	(8,650)	—	—	(8,650)	—	(8,650)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(4,121)	(4,121)
Other	—	—	—	—	—	—	—	25	25
Net income	—	—	—	117,033	—	—	117,033	1,938	118,971
Balance, June 30, 2021	139,197,724	$2	$2,208,905	$3,454,682	$(216,563)	$(960,294)	$4,486,732	$3,062	$4,489,794
Other comprehensive loss, net of taxes	—	—	—	—	(26,423)	—	(26,423)	—	(26,423)
Acquisitions	32,822	—	2,479	—	—	—	2,479	—	2,479
Stock-based compensation activity	66,100	—	20,935	—	—	(1,912)	19,023	—	19,023
Common stock repurchases	(184,758)	—	—	—	—	(16,828)	(16,828)	—	(16,828)
Dividends declared ($0.06 per share)	—	—	—	(8,638)	—	—	(8,638)	—	(8,638)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,107)	(1,107)
Other	—	—	—	—	—	—	—	134	134
Net income	—	—	—	174,365	—	—	174,365	1,033	175,398
Balance, September 30, 2021	139,111,888	$2	$2,232,319	$3,620,409	$(242,986)	$(979,034)	$4,630,710	$3,122	$4,633,832

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
In June 2022, the FASB issued an update that clarifies the guidance in FASB ASC 820 (Fair Value Measurement) for equity securities subject to contractual sale restrictions. The update prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. This update is effective for interim and annual periods after December 15, 2023. Early adoption is permitted. Quanta will adopt this update by January 1, 2024, and it is currently evaluating the impact, if any, of adopting this guidance on our consolidated financial statements and disclosures. Quanta expects the adoption of this update will result in the fair market value of consideration and, as a result, goodwill for certain future acquisitions to be higher than they would have been before adoption.

4. REVENUE RECOGNITION AND RELATED BALANCE SHEET ACCOUNTS:
Contracts
Certain of Quanta’s services are generally provided pursuant to master service agreements (MSAs), repair and maintenance contracts and fixed price and non-fixed price construction contracts. These contracts are classified into three categories: unit-price contracts, cost-plus contracts and fixed price contracts.
The following tables present Quanta’s revenue disaggregated by contract type and by geographic location, as determined by the job location (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
By contract type:
Unit-price contracts	$1,597,640	35.8%	$1,399,358	41.8%	4,407,147	34.8%	$3,593,644	39.7%
Cost-plus contracts	986,262	22.1%	825,622	24.6%	2,879,492	22.8%	2,247,879	24.8%
Fixed price contracts	1,875,855	42.1%	1,128,298	33.6%	5,370,646	42.4%	3,215,152	35.5%
Total revenues	$4,459,757	100.0%	$3,353,278	100.0%	$12,657,285	100.0%	$9,056,675	100.0%

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
By primary geographic location:
United States	$3,760,019	84.3%	$2,892,446	86.2%	$10,751,325	84.9%	$7,669,360	84.7%
Canada	512,803	11.5%	382,072	11.4%	1,503,174	11.9%	1,123,077	12.4%
Australia	130,851	2.9%	52,804	1.6%	275,421	2.2%	170,719	1.9%
Others	56,084	1.3%	25,956	0.8%	127,365	1.0%	93,519	1.0%
Total revenues	$4,459,757	100.0%	$3,353,278	100.0%	$12,657,285	100.0%	$9,056,675	100.0%

Under fixed-price contracts, as well as unit-price contracts with more than an insignificant amount of partially completed units, revenue is recognized as performance obligations are satisfied over time, with the percentage of completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 52.4% and 42.5% of Quanta’s revenues recognized during the three months ended September 30, 2022 and 2021 were associated with this revenue recognition method, and 51.5% and 43.4% of Quanta’s revenues recognized during the nine months ended September 30, 2022 and 2021 were associated with this revenue recognition method.
Performance Obligations
As of September 30, 2022 and December 31, 2021, the aggregate transaction price allocated to unsatisfied or partially satisfied performance obligations was approximately $6.83 billion and $5.90 billion, with 79.2% and 81.8% expected to be recognized in the subsequent twelve months. These amounts represent management’s estimates of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work had not yet begun as of such dates. For purposes of calculating remaining performance obligations, Quanta includes all estimated revenues attributable to consolidated joint ventures and variable interest entities, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized, and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under MSAs and non-fixed price contracts expected to be completed within one year.
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
Additionally, changes in cost estimates on certain contracts may result in the issuance of change orders, which can be approved or unapproved by the customer, or the assertion of contract claims. Quanta recognizes amounts associated with change orders and claims as revenue if it is probable that the contract price will be adjusted and the amount of any such adjustment can be reasonably estimated. As of September 30, 2022 and December 31, 2021, Quanta had recognized revenues of $524.1 million and $367.8 million related to change orders and claims included as contract price adjustments that were in the process of being negotiated in the normal course of business. The largest component of the revenues recognized related to change orders and claims as of September 30, 2022 is associated with a large renewable transmission project in Canada, which was primarily attributable to decreased productivity and additional costs that arose from delays, administrative requirements and labor issues due to the COVID-19 pandemic in 2021 and the first quarter of 2022, including additional governmental requirements and worksite restrictions. Additionally, a wildfire in the region and the remote location of the project exacerbated the operational challenges related to labor force and project efficiency. Due to these challenges, Quanta and the customer agreed on a revised timeline and plan for the project, which requires an additional winter season of work through the spring of

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2024 and resulted in a substantial increase to the change order and claim balance during the nine months ended September 30, 2022. Additionally, during the three months ended September 30, 2022, Quanta collected amounts associated with the majority of the change orders and claims from an electric infrastructure project in Canada that was substantially completed during the three months ended March 31, 2022. The change orders and claims associated with this project represented a significant portion of the revenues recognized in prior periods.
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
Revenues were positively impacted by $76.2 million and $53.2 million during the three months ended September 30, 2022 and 2021 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to June 30, 2022 and 2021. Revenues were positively impacted by $119.7 million and $151.7 million during the nine months ended September 30, 2022 and 2021 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2021 and 2020.
Operating results for the three months ended September 30, 2022 were favorably impacted by $70.6 million, or 10.2% of gross profit, as a result of aggregate changes in contract estimates related to projects that were in progress as of June 30, 2022. The overall favorable impact resulted from net positive changes in estimates across a large number of projects, primarily as a result of favorable performance and successful mitigation of risks and contingencies as the projects progressed to completion.
Operating results for the nine months ended September 30, 2022 were favorably impacted by $108.1 million, or 5.8% of gross profit, as a result of aggregate changes in contract estimates related to projects that were in progress as of December 31, 2021. The overall favorable impact resulted from net positive changes in estimates across a large number of projects, primarily as a result of favorable performance and successful mitigation of risks and contingencies as the projects progressed to completion. Partially offsetting the aggregate net favorable impact to gross profit was a negative change in estimate of $21.8 million for the nine months ended September 30, 2022, associated with the large renewable transmission project in Canada, described further above.
Operating results for the three months ended September 30, 2021 were favorably impacted by $41.9 million, or 7.8% of gross profit, as a result of aggregate changes in contract estimates related to projects that were in progress at June 30, 2021. Operating results for the nine months ended September 30, 2021 were favorably impacted by $127.4 million, or 9.4% of gross profit, as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2020. The net favorable impacts resulted from net positive changes in estimates across a large number of projects, primarily as a result of favorable performance and successful mitigation of risks and contingencies as the projects progressed to completion.
Contract Assets and Liabilities
Contract assets and liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Contract assets	$1,127,181	$803,453
Contract liabilities	$830,351	$802,872
Contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; and unapproved change orders and contract claims recognized as revenues. The increase in contract assets from December 31, 2021 to September 30, 2022 was primarily due to increased working capital requirements, including the timing of billings and unapproved change orders and claims related to the large renewable transmission project in Canada described above.
During the nine months ended September 30, 2022, Quanta recognized revenue of approximately $667.2 million related to contract liabilities outstanding as of December 31, 2021.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Accounts Receivable, Allowance for Credit Losses and Concentrations of Credit Risk
Quanta’s historical loss ratio and its determination of its risk pool, which are used to calculate expected credit losses, may be adjusted for changes in customer credit concentrations within its portfolio of financial assets, its customers’ ability to pay, and other considerations, such as economic and market changes, changes to regulatory or technological environments affecting customers and the consistency between current and forecasted economic conditions and historical economic conditions used to derive historical loss ratios. At the end of each quarter, management reassesses these and other relevant factors, including the impact of inflationary pressure, ongoing supply chain and other logistical challenges and potential uncertainty and further effects on the energy market and overall economy caused by the COVID-19 pandemic.
Activity in Quanta’s allowance for credit losses consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Balance at beginning of period	$49,707	$39,713	$49,749	$16,546
Increase (decrease) in provision for credit losses	2,343	249	2,048	24,169
Write-offs charged against the allowance net of recoveries of amounts previously written off	(33,030)	(253)	(32,777)	(1,006)
Balance at end of period	$19,020	$39,709	$19,020	$39,709
Provision for credit losses is included in “Selling, general and administrative expenses” in the consolidated statements of operations. During the three months ended September 30, 2022, Quanta determined that $31.7 million of receivables that were fully reserved in previous periods were uncollectible, and as such wrote off the receivables against their related allowances. The receivables were from Limetree Bay Refining, LLC (Limetree Refining), which filed for bankruptcy in July 2021, and an affiliate, customers within Quanta’s Underground Utility and Infrastructure Solutions segment. Provisions for such receivables of $23.6 million and $8.1 million were recognized in the three months ended June 30, 2021 and December 31, 2021.
Quanta is subject to concentrations of credit risk related primarily to its net receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and contract assets net of advanced billings with the same customer. Quanta grants credit under normal payment terms, generally without collateral, to its customers, which primarily include utilities, renewable energy developers, communications providers, industrial companies and energy delivery companies located primarily in the United States, Canada and Australia. One customer within the Renewable Energy Infrastructure Solutions segment represented 11% of Quanta’s consolidated net receivable position as of September 30, 2022 and December 31, 2021. Another customer, when combined with the net receivable position of a joint venture in which such customer owns a 50% interest, also represented 11% of Quanta’s consolidated net receivable position as of December 31, 2021. Quanta’s projects with this customer are primarily within the Electric Power Infrastructure Solutions and Renewable Energy Infrastructure Solutions segments. No customer represented 10% or more of Quanta’s consolidated revenues for the three and nine months ended September 30, 2022 or 2021.
Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on Quanta’s experience in recent years, the majority of these retainage balances are expected to be collected within approximately one year. Retainage balances with expected settlement dates within one year of September 30, 2022 and December 31, 2021 were $339.9 million and $406.7 million, which are included in “Accounts receivable.” Retainage balances with expected settlement dates beyond one year were $134.1 million and $93.9 million and are included in “Other assets, net.”
Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date or when amounts arise from routine lags in billing (for example, work completed during one month but not billed until the next month). These balances do not include revenues recognized for work performed under fixed-price contracts, as these amounts are recorded as “Contract assets.” As of September 30, 2022 and December 31, 2021, unbilled receivables included in “Accounts receivable” were $977.2 million and $679.0 million. The increase in unbilled receivables was primarily due to significant increases in work and certain delays in billing related to certain large customers. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $57.4 million and $51.8 million as of September 30, 2022 and December 31, 2021.

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
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the three and nine months ended September 30, 2022 and 2021. Operating margins are calculated by dividing operating income by revenues. The following table shows dollars in thousands:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022		2021		2022		2021
Revenues:
Electric Power Infrastructure Solutions	$2,282,332	51.2%	$1,996,789	59.5%	$6,620,459	52.3%	$5,488,597	60.6%
Renewable Energy Infrastructure Solutions	978,779	21.9	331,679	9.9	2,778,647	22.0	1,047,766	11.6
Underground Utility and Infrastructure Solutions	1,198,646	26.9	1,024,810	30.6	3,258,179	25.7	2,520,312	27.8
Consolidated revenues	$4,459,757	100.0%	$3,353,278	100.0%	$12,657,285	100.0%	$9,056,675	100.0%
Operating income (loss):
Electric Power Infrastructure Solutions (1)	$255,457	11.2%	$252,415	12.6%	$691,026	10.4%	$613,121	11.2%
Renewable Energy Infrastructure Solutions	88,885	9.1%	35,868	10.8%	240,514	8.7%	111,096	10.6%
Underground Utility and Infrastructure Solutions	101,351	8.5%	68,167	6.7%	239,469	7.3%	100,917	4.0%
Corporate and Non-Allocated Costs (2)	(158,902)	(3.6)%	(108,373)	(3.2)%	(558,346)	(4.4)%	(301,677)	(3.3)%
Consolidated operating income	$286,791	6.4%	$248,077	7.4%	$612,663	4.8%	$523,457	5.8%
(1)    Operating income for the Electric Power Infrastructure Solutions segment includes equity in earnings of integral unconsolidated affiliates that are operationally integral to the operations of Quanta, which primarily consists of equity in earnings related to Quanta’s equity interest in LUMA Energy, LLC (LUMA).
(2)    Corporate and Non-Allocated Costs for the three months ended September 30, 2022 and 2021 included amortization expense of $67.1 million and $22.8 million and non-cash stock-based compensation of $26.6 million and $21.6 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Corporate and Non-Allocated Costs for the nine months ended September 30, 2022 and 2021 included amortization expense of $290.8 million and $65.4 million and non-cash stock-based compensation of $77.7 million and $64.3 million.
Separate measures of Quanta’s assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by management to evaluate segment performance. Quanta’s fixed assets, which are primarily held at the operating company level, include operating machinery, equipment and vehicles, office equipment, buildings and leasehold improvements, and are generally used on an interchangeable basis across its reportable segments. As such, for reporting purposes, total depreciation expense is allocated each quarter among Quanta’s reportable segments based on the ratio of each reportable segment’s revenue contribution to consolidated revenues. The following table shows dollars in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Depreciation:
Electric Power Infrastructure Solutions	$35,896	$34,859	$109,456	$104,053
Renewable Energy Infrastructure Solutions	11,214	2,338	29,625	6,873
Underground Utility and Infrastructure Solutions	20,311	20,958	61,916	63,183
Corporate and Non-Allocated Costs	6,086	3,461	17,423	12,371
Consolidated depreciation	$73,507	$61,616	$218,420	$186,480
Foreign Operations
During the three months ended September 30, 2022 and 2021, Quanta derived $699.7 million and $460.8 million of its revenues from foreign operations. During the nine months ended September 30, 2022 and 2021, Quanta derived $1.91 billion and $1.39 billion of its revenues from foreign operations. Of Quanta’s foreign revenues, 73% and 83% were earned in Canada during the three months ended September 30, 2022 and 2021 and 79% and 81% were earned in Canada during the nine months ended September 30, 2022 and 2021. In addition, Quanta held property and equipment, net of $298.2 million and $338.1 million in foreign countries, primarily Canada, as of September 30, 2022 and December 31, 2021.

6. ACQUISITIONS:
The results of operations of acquired businesses have been included in Quanta’s consolidated financial statements since the respective acquisition dates.
In July 2022, Quanta acquired a business located in the United States that provides construction contracting services, specializing in trenching and underground pipeline and electrical conduit installation. Consideration for this acquisition included $22.0 million paid or payable in cash (subject to certain adjustments). Additionally, the former owners of this business are eligible to receive a potential payment of up to $15.0 million (contingent consideration), payable to the extent the acquired business achieves certain financial performance targets over a five-year period that began in July 2022. Based on the estimated fair value of the contingent consideration, Quanta recorded a $2.6 million liability as of the date of the acquisition. The results of the acquired business are included in the Electric Power Infrastructure Solutions segment.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

On October 13, 2021, Quanta completed the acquisition of Blattner, a large and leading utility-scale renewable energy infrastructure solutions provider that is located in and primarily operates in North America. Blattner provides comprehensive solutions to customers in the renewable energy industry, which generally include front-end engineering, procurement, project management and construction services for wind, solar and energy storage projects. Consideration for this acquisition included $2.43 billion paid in cash, which includes the final post-closing adjustments, and 3,326,955 shares of Quanta common stock, which had a fair value of $345.4 million as of the date of the acquisition. Additionally, the former owners of Blattner are eligible to receive potential payment of up to $300.0 million of contingent consideration, payable to the extent the acquired business achieves certain financial performance targets each fiscal year over a three-year period that began in January 2022. Based on the estimated fair value of the contingent consideration, Quanta recorded a $125.6 million liability as of the date of the acquisition. As of September 30, 2022, the fair value of the contingent consideration liability was $134.5 million. The contingent consideration is earned based on performance during each year of the three-year performance period ending on December 31, 2024, and amounts earned are payable in cash after the end of the applicable performance year. Quanta may defer payment of earned contingent consideration amounts, at its sole discretion, until after the end of the entire three-year performance period; however, any deferred amounts will accrue interest at five percent per annum until paid. Blattner’s results have been included in Quanta’s consolidated financial statements in the Renewable Energy Infrastructure Solutions segment since the acquisition date.
During the year ended December 31, 2021, Quanta also acquired the following businesses: three businesses located in the United States that provide electric power construction and related services; a communications services business located in the United States that performs data center connection services; a business located in the United States that designs, develops and holds a certification for the manufacture of personal protective breathing equipment and related monitoring devices primarily used in the refining and petrochemical industries, including in connection with catalyst services; a business that provides turnaround and catalyst change-out services to the refining and petrochemical industries primarily in the United States and Canada; a business located in Canada that provides front-end land services for infrastructure development projects in Canada and the United States; a business located in the United States that primarily provides horizontal directional drilling services; and a communications services business located in the United States. The aggregate consideration for these acquisitions was $328.4 million paid or payable in cash (subject to certain adjustments) and 187,093 shares of Quanta common stock, which had an aggregate fair value of $16.9 million as of the applicable acquisition dates. The results of the manufacturing business and the turnaround and catalyst change-out business are generally included in the Underground Utility and Infrastructure Solutions segment and the results of the remaining businesses are generally included in the Electric Power Infrastructure Solutions segment.
Purchase Price Allocation
Quanta is finalizing its purchase price allocations related to businesses acquired subsequent to September 30, 2021, and further adjustments to the purchase price allocations may occur, with possible updates primarily related to tax estimates and the finalization of closing working capital adjustments. The aggregate consideration paid or payable for businesses acquired between September 30, 2021 and September 30, 2022 was allocated to acquired assets and assumed liabilities, which resulted in an allocation of $230.7 million to net tangible assets, $1.52 billion to identifiable intangible assets and $1.46 billion to goodwill. The following table summarizes the fair value of total consideration transferred or estimated to be transferred and the fair value

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

of assets acquired and liabilities assumed as of September 30, 2022 for acquisitions completed in the periods shown below (in thousands).

	Nine Months Ended	Year Ended
	September 30, 2022	December 31, 2021
Consideration:		Blattner	All Others
Cash paid or payable	$21,990	$2,434,877	$328,375
Value of Quanta common stock issued	—	345,422	16,922
Contingent consideration	2,600	125,632	—
Fair value of total consideration transferred or estimated to be transferred	$24,590	$2,905,931	$345,297

Cash and cash equivalents	$101	$171,950	$9,911
Accounts receivable	1,755	411,835	63,033
Contract assets	—	13,622	8,322
Other current assets	72	57,803	6,262
Property and equipment	2,266	179,530	71,736
Other assets	—	191	230
Identifiable intangible assets	13,109	1,425,000	104,143
Current maturities of long-term debt and short-term debt	—	(2,304)	—
Accounts payable and accrued liabilities	(1,408)	(481,047)	(29,481)
Contract liabilities	(3,530)	(227,040)	(384)
Deferred tax liabilities, net	—	—	(2,424)
Other long-term liabilities	—	(7,764)	—
Total identifiable net assets	12,365	1,541,776	231,348
Goodwill	12,225	1,364,155	113,948
Fair value of net assets acquired	$24,590	$2,905,931	$345,296
Goodwill represents the amount by which the purchase price for an acquired business exceeds the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill included in the Renewable Energy Infrastructure Solutions Segment increased by $64.9 million during the nine months ended September 30, 2022 as a result of certain post-closing consideration adjustments associated with Quanta’s acquisition of Blattner. The acquisitions completed during the nine months ended September 30, 2022 and the year ended December 31, 2021 strategically expanded Quanta’s domestic renewable energy infrastructure solutions, domestic and international electric power infrastructure solutions, domestic communications service offerings, and domestic and international underground utility and infrastructure solutions, which Quanta believes contributes to the recognition of the goodwill. Approximately $12.2 million and $1.49 billion of goodwill is expected to be deductible for income tax purposes related to acquisitions completed in the nine months ended September 30, 2022 and the year ended December 31, 2021.
The following table summarizes the estimated fair values of identifiable intangible assets for the acquisitions completed in the nine months ended September 30, 2022 and the year ended December 31, 2021 as of the acquisition dates and the related

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

weighted average amortization periods by type (in thousands, except for weighted average amortization periods, which are in years).

			2021
	2022		Blattner		All Others
	Estimated Fair Value	Weighted Average Amortization Period in Years	Estimated Fair Value	Weighted Average Amortization Period in Years	Estimated Fair Value	Weighted Average Amortization Period in Years
Customer relationships	$11,565	6.0	$1,045,000	7.0	$77,563	6.7
Backlog	557	0.5	130,000	0.7	6,431	1.2
Trade names	850	15.0	250,000	15.0	5,298	14.9
Non-compete agreements	137	5.0	—	N/A	5,823	5.0
Patented rights, developed technology, and process certifications	—	N/A	—	N/A	9,028	3.5
Total intangible assets subject to amortization	$13,109	6.4	$1,425,000	7.8	$104,143	6.4
The significant estimates used by management in determining the fair values of customer relationship intangible assets include future revenues, discount rates and customer attrition rates. The following table includes the discount rates and customer attrition rates used to determine the fair value of customer relationship intangible assets for businesses acquired during the nine months ended September 30, 2022 and the year ended December 31, 2021 as of the respective acquisition dates:

	2022	2021
	Rate	Range	Weighted Average
Discount rates	22%	18% to 26%	18%
Customer attrition rates	20%	8% to 30%	10%
Contingent Consideration
As described above, certain business acquisitions have contingent consideration liabilities associated with the transactions. The aggregate fair value of these outstanding contingent consideration liabilities and their classification in the accompanying consolidated balance sheets is as follows (in thousands):

	September 30, 2022	December 31, 2021
Accounts payable and accrued expenses	$4,975	$2,591
Insurance and other non-current liabilities	143,175	140,482
Total contingent consideration liabilities	$148,150	$143,073
Quanta’s aggregate contingent consideration liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, accretion in present value and changes in the estimated fair value of amounts based on the impact of interest rates and the performance of acquired businesses in post-acquisition periods. These changes are reflected in “Change in fair value of contingent consideration liabilities” in the accompanying consolidated statements of operations. The majority of Quanta’s outstanding contingent consideration liabilities are subject to a maximum payment amount, and the aggregate maximum payment amount of these liabilities totaled $327.0 million as of September 30, 2022.
Pro Forma Results of Operations
The following unaudited supplemental pro forma results of operations for Quanta, which incorporate the acquisitions completed in the nine months ended September 30, 2022 and the year ended December 31, 2021, have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future. Future results

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$4,459,757	$4,201,655	$12,666,933	$11,394,008
Gross profit	$688,830	$698,695	$1,862,122	$1,808,795
Selling, general and administrative expenses	$(347,449)	$(313,125)	$(997,801)	$(967,517)
Amortization of intangible assets	$(67,147)	$(67,886)	$(291,849)	$(203,956)
Net income	$156,316	$226,566	$335,329	$459,055
Net income attributable to common stock	$155,956	$225,533	$326,442	$454,526

Earnings per share attributable to common stock:
Basic	$1.09	$1.57	$2.27	$3.16
Diluted	$1.06	$1.53	$2.20	$3.07
The pro forma combined results of operations for the three and nine months ended September 30, 2022 and 2021 were prepared by adjusting the historical results of Quanta to include the historical results of the businesses acquired in 2022 as if such acquisitions had occurred January 1, 2021. The pro forma combined results of operations for the three and nine months ended September 30, 2021 were prepared by adjusting the historical results of Quanta to include the historical results of the businesses acquired in 2021 as if such acquisitions had occurred January 1, 2020. These pro forma combined historical results were adjusted for the following: a reduction of interest and other financing expenses as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest and other financing expenses as a result of the cash consideration paid and debt incurred by Quanta for the purpose of financing the acquisition of Blattner; an increase in amortization expense due to the intangible assets recorded; elimination of inter-company sales; changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies; an increase in the number of outstanding shares of Quanta common stock; reclassifications to conform the acquired businesses’ presentation to Quanta’s accounting policies; and elimination of certain transaction costs incurred by Blattner and directly related to the acquisition of the business by Quanta. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs incurred by Quanta or any cost savings or other synergies that resulted or may result from the acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.
Results of Operations
Revenues of $5.1 million and income before income taxes of $0.2 million, which includes $0.6 million of acquisition-related costs, related to the acquisition completed in 2022 are included in Quanta’s condensed consolidated results of operations for the three and nine months ended September 30, 2022. Revenues of $55.2 million and income before income taxes of $1.0 million, which included $10.6 million acquisition-related costs, related to the acquisitions completed in the three months ended September 30, 2021 are included in Quanta’s condensed consolidated results of operations for the three months ended September 30, 2021. Revenues of $63.0 million and income before income taxes of $1.0 million, which included $11.4 million of acquisition-related costs, related to the acquisitions completed in the nine months ended September 30, 2021 are included in Quanta’s condensed consolidated results of operations for the nine months ended September 30, 2021.

7. GOODWILL AND OTHER INTANGIBLE ASSETS:
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

declining financial performance; deterioration in the operational environment; an expectation of selling or disposing of a portion of a reporting unit; a significant change in market, management, business strategy or business climate; a loss of a significant customer; increased competition; a sustained decrease in share price; or a decrease in Quanta’s market capitalization below book value. Quanta did not identify any triggering events in and did not recognize any goodwill impairments for the three and nine months ended September 30, 2022.
Quanta’s intangible assets include customer relationships; backlog; trade names; non-compete agreements; patented rights, developed technology, and process certifications; and curriculum, all of which are subject to amortization; as well as an engineering license, which is not subject to amortization. Quanta did not identify any triggering events in and did not recognize any intangible asset impairments for the three and nine months ended September 30, 2022.
In connection with its annual goodwill assessment in 2021, Quanta also considered the sensitivity of its fair value estimates to changes in certain valuation assumptions, including with respect to reporting units within Quanta’s Underground Utility and Infrastructure Solutions segment that were negatively impacted by energy market challenges. In particular, two Canadian pipeline-related businesses were identified in the annual goodwill assessment to have an increased risk of goodwill impairment in the near and medium term. After taking into account a 10% decrease in fair value, these reporting units would have had fair values below their carrying amounts as of December 31, 2021. The aggregate goodwill and intangible asset balances for these two businesses totaled $70.0 million and $8.9 million as of September 30, 2022. Quanta will continue to monitor the goodwill associated with these reporting units, and should they suffer additional declines in actual or forecasted financial results, the risk of goodwill impairment would increase.

8. INVESTMENTS IN AFFILIATES AND OTHER ENTITIES:
Equity Method Investments
The carrying values for Quanta’s unconsolidated equity method investments were $135.4 million and $101.2 million as of September 30, 2022 and December 31, 2021 and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets. Included in the carrying value as of September 30, 2022 was $82.2 million related to integral unconsolidated affiliates and $53.2 million related to non-integral unconsolidated affiliates, and included in the carrying value as of December 31, 2021 was $67.8 million related to integral unconsolidated affiliates and $33.4 million related to non-integral unconsolidated affiliates. Quanta’s share of net income or losses of these investments is included within operating income in the accompanying condensed consolidated statements of operations when the investee is operationally integral to the operations of Quanta and is reported as “Equity in earnings (losses) of integral unconsolidated affiliates.” For non-integral investments, such amounts are reported as “Other income (expense), net.”
Quanta’s integral equity method investment balance includes Quanta’s 50% interest in LUMA, which had a carrying investment value of $40.3 million and $30.6 million as of September 30, 2022 and December 31, 2021. Quanta’s ownership interest and participation in LUMA is accounted for as an equity method investment due to Quanta’s and its joint venture partner’s equal ownership of LUMA. During 2020, the LUMA joint venture was selected for a 15-year operation and maintenance agreement to operate, maintain and modernize the approximately 18,000-mile electric transmission and distribution system in Puerto Rico. During the 15-year period under the operation and maintenance agreement, LUMA would be entitled to reimbursement of specific costs and expenses and receive a fixed annual management fee, with the opportunity to receive additional annual performance-based incentive fees. Under the terms of the agreement, LUMA will not assume ownership of the electric transmission and distribution system assets or be responsible for operation of the associated power generation assets.
In June 2021 under the terms of an interim services agreement, LUMA took over operation and maintenance of the system from the utility that owns it prior to commencement of the 15-year term, which is not expected to begin until the satisfaction or waiver of several remaining conditions precedent, including the utility’s emergence from its Title III debt restructuring process. During this interim period, LUMA receives a fixed annual management fee, payable in monthly installments, and is reimbursed for specific costs and expenses.
The initial term of the interim services agreement continues through November 30, 2022 and, if requested by the utility’s public-private partnership administrator, can be extended by agreement of LUMA, the utility and the administrator. However, if the interim services agreement is not extended it would expire effective December 1, 2022, the 15-year period under the operation and maintenance agreement would not commence, and LUMA would begin work to transition the operation and maintenance of the transmission and distribution system back to the utility or another operator designated by the administrator.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Additionally, to the extent the interim services agreement is not extended, LUMA would be entitled to a $115 million termination fee.
Also included within the integral equity method investment balances described above is Quanta’s 44% interest in an entity that provides right-of-way solutions, including site preparation and clearing, materials delivery and installation and management of permitting requirements and traffic control. Quanta acquired this interest in October 2021, and the carrying value of the investment was $27.0 million and $28.5 million as of September 30, 2022 and December 31, 2021.
As of September 30, 2022, Quanta had receivables of $83.0 million from and payables of $23.2 million to its integral unconsolidated affiliates. As of December 31, 2021, Quanta had receivables of $49.0 million from and payables of $56.3 million to its integral unconsolidated affiliates. During the three and nine months ended September 30, 2022, Quanta recognized revenues of $38.2 million and $89.7 million for services provided to such affiliates and costs of sales of $38.8 million and $111.1 million for services provided by such affiliates.
Other Equity Investments
As of September 30, 2022, the carrying value for an investment accounted for using the accounting guidance for equity securities with a readily determinable fair value was $15.0 million, which relates to Starry Group Holdings, Inc. (Starry) and is described further below; and the carrying value for investments accounted for using the accounting guidance for equity securities without a readily determinable fair value was $27.8 million. As of December 31, 2021, the carrying value for investments in equity securities without readily determinable fair values was $130.2 million, which included Starry prior to it becoming a publicly traded company. These amounts are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.
During the three months ended March 31, 2021, Quanta acquired a preferred non-controlling interest in a broadband technology provider for $90.0 million. In March 2022, pursuant to the terms of an agreement and plan of merger with a special purpose acquisition company, the broadband technology provider became Starry, a publicly traded company, and Quanta’s preferred equity interest converted to a common equity interest, without preferential liquidation rights, in the publicly traded company. Additionally, in March 2022, Quanta acquired an additional common equity interest in Starry for $1.5 million. Quanta remeasured the fair value of this investment based on the market price of Starry’s common stock as of September 30, 2022, which resulted in $26.5 million and $76.5 million decreases in value for the three and nine months ended September 30, 2022. The changes in fair value are recorded within “Other income (expense), net” on Quanta’s condensed consolidated statements of operations for the three and nine months ended September 30, 2022. The lock-up period that previously restricted the transfer of substantially all of the shares of common equity held by Quanta in Starry expired in September 2022. In the interval between September 30, 2022 and the date of this filing, the fair value of Quanta’s investment in Starry declined further.
During the three months ended March 31, 2022, Quanta sold its non-controlling ownership interest in a technology company and recognized a gain of $6.7 million ($5.0 million, net of tax expense) in the nine months ended September 30, 2022. The gain is recorded in “Other income (expense), net.”
Investment in Real Property
During the three months ended March 31, 2021, Quanta purchased, through its wholly-owned captive insurance company, certain real property, including associated buildings and facilities, that Quanta has utilized as its corporate headquarters since September 2022. A portion of this property is currently leased to third-party lessees and is expected to continue to be leased to third-party lessees for the foreseeable future. As a result, an investment in real estate in the amount of $23.5 million was recognized at cost for the third-party leased portion of the property during the three months ended March 31, 2021, and the carrying amount of $26.3 million as of September 30, 2022 is included in “Other assets, net” in the accompanying condensed consolidated balance sheet.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9. PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Amounts attributable to common stock:
Net income attributable to common stock	$155,956	$174,365	$328,617	$381,159

Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	143,353	140,008	143,581	140,134
Effect of dilutive unvested non-participating stock-based awards	4,325	4,296	4,515	4,314
Weighted average shares outstanding for diluted earnings per share attributable to common stock	147,678	144,304	148,096	144,448
Basic and diluted earnings per share attributable to common stock are computed using the weighted average number of shares of common stock outstanding during the applicable period. Additionally, unvested stock-based awards that contain non-forfeitable rights to dividends or dividend equivalents (participating securities) have been included in the calculation of basic and diluted earnings per share attributable to common stock for the portion of the periods that the awards were outstanding. Weighted average shares outstanding for basic and diluted earnings per share attributable to common stock included 0.1 million and 0.5 million weighted average participating securities for the three months ended September 30, 2022 and 2021 and 0.2 million and 0.7 million weighted average participating securities for the nine months ended September 30, 2022 and 2021.
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

10. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
0.950% Senior Notes due October 2024	$500,000	$500,000
2.900% Senior Notes due October 2030	1,000,000	1,000,000
2.350% Senior Notes due January 2032	500,000	500,000
3.050% Senior Notes due October 2041	500,000	500,000
Borrowings under senior credit facility	952,360	1,199,841
Borrowings under commercial paper program	400,450	—
Other long-term debt	89,504	64,800
Finance leases	3,612	2,546
Unamortized discount and financing costs	(27,060)	(29,295)
Total long-term debt obligations	3,918,866	3,737,892
Less — Current maturities of long-term debt	32,344	13,418
Total long-term debt obligations, net of current maturities	$3,886,522	$3,724,474

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Quanta’s current maturities of long-term debt and short-term debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Current maturities of long-term debt	$32,344	13,418
Short-term debt	—	15,748
Current maturities of long-term debt and short-term debt	$32,344	$29,166
Senior Notes
The interest amounts due on Quanta’s senior notes are set forth below (dollars in thousands).

Title of the Notes	Interest Amount	Payment Dates	Commencement Date
0.950% Senior Notes due October 2024	$2,375	April 1 and October 1	April 1, 2022
2.900% Senior Notes due October 2030	$14,500	April 1 and October 1	April 1, 2021
2.350% Senior Notes due January 2032	$5,875	January 15 and July 15	July 15, 2022
3.050% Senior Notes due October 2041	$7,625	April 1 and October 1	April 1, 2022
Senior Credit Facility
The credit agreement for Quanta’s senior credit facility (as amended, the credit agreement) provides for a $750.0 million term loan facility and aggregate revolving commitments of $2.64 billion, with a maturity date of October 8, 2026. Borrowings under the senior credit facility and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Maximum amount outstanding	$1,684,783	$517,883	$1,684,783	$576,993
Average daily amount outstanding	$1,448,976	$416,089	$1,391,130	$360,609
Weighted-average interest rate	3.65%	2.13%	2.60%	2.05%
On August 23, 2022, Quanta entered into an amendment to the credit agreement, which among other things, permits proceeds of revolving loans to be used to provide credit support for Quanta’s commercial paper program, as described further below; established Term Secured Overnight Financing Rate (Term SOFR) (as defined in the credit agreement) as the benchmark rate for the senior credit facility (including both the term loan facility and the revolving credit facility), in replacement of London Interbank Offered Rate (LIBOR) (as defined therein prior to giving effect to the amendment), effective as of the date of the amendment; and revised certain other terms and provisions.
The credit agreement contains certain covenants, including, as of the end of any fiscal quarter of Quanta, (i) a maximum Consolidated Leverage Ratio (as defined in the credit agreement) of 3.5 to 1.0 (except that in connection with certain permitted acquisitions in excess of $200.0 million, such ratio is 4.0 to 1.0 for the fiscal quarter in which the acquisition is completed and the four subsequent fiscal quarters) and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement) of 3.0 to 1.0. As of September 30, 2022, Quanta was in compliance with all of the financial covenants under the credit agreement.
Term Loan. As of September 30, 2022, Quanta had $750.0 million outstanding under its term loan facility. The term loan facility requires quarterly principal payments on the first business day of each January, April, July and October, beginning in January 2023, in the amount of $4.7 million per quarter in 2023 and 2024, $9.4 million per quarter in 2025 and $18.8 million per quarter in 2026. The aggregate remaining principal amount outstanding must be paid by the maturity date of the senior credit facility.
Revolving Loans. As of September 30, 2022, Quanta had $202.4 million of outstanding revolving loans under the senior credit facility. Of the total outstanding revolving loan borrowings, $120.0 million were denominated in U.S. dollars, $65.1 million were denominated in Canadian dollars and $17.3 million were denominated in Australian dollars. As of September 30, 2022, Quanta also had $410.3 million of letters of credit issued under the senior credit facility, of which $318.3 million were denominated in U.S. dollars and $92.0 million were denominated in currencies other than the U.S. dollar, primarily Australian and Canadian dollars. Additionally, available commitments for revolving loans under the senior credit facility must be

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

maintained in order to provide credit support for notes issued under Quanta’s commercial paper program, and therefore such notes effectively reduce the available borrowing capacity under the senior credit facility.
As of September 30, 2022, $1.63 billion remained available under the senior credit facility for new revolving loans, letters of credit and support of the commercial paper program in U.S. dollars and certain alternative currencies.
Deferred Financing Costs. As of September 30, 2022 and December 31, 2021, capitalized deferred financing costs, net of accumulated amortization, related to Quanta’s revolving loans under its senior credit facility and commercial paper program were $8.9 million and $10.1 million and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.
Commercial Paper Program
On August 23, 2022, Quanta entered into a commercial paper program that allows Quanta to issue unsecured commercial paper notes in an amount up to a maximum aggregate face amount of $1.0 billion outstanding at any time. The notes are sold under customary market terms in the U.S. commercial paper market at a discount from par or at par and bear interest at rates determined at the time of issuance. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. Quanta began issuing notes under this program on September 2, 2022 and had $400.5 million of outstanding notes as of September 30, 2022, with a weighted average interest rate of 3.83%. During the three months ended September 30, 2022, Quanta had maximum borrowings outstanding of $426.3 million and weighted average borrowings of $211.4 million outstanding under the program. Additionally, during the three months ended September 30, 2022, the weighted average interest rate for all borrowings under the program was 3.46%, and the weighted average maturity was 9 days. The notes and related discount are included in “Long-term debt, net of current maturities” in the accompanying condensed consolidated balance sheet.

11. LEASES:
Quanta primarily leases land, buildings, vehicles, construction equipment and office equipment. The components of lease costs in the accompanying condensed consolidated statements of operations are as follows (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease cost	Classification	2022	2021	2022	2021
Finance lease cost:
Amortization of lease assets	Depreciation (1)	$301	$231	$1,177	$705
Interest on lease liabilities	Interest and other financing expenses	27	18	82	68
Operating lease cost	Cost of services and Selling, general and administrative expenses	21,957	25,323	71,082	80,046
Short-term and variable lease cost (2)	Cost of services and Selling, general and administrative expenses	250,460	176,605	693,847	494,846
Total lease cost		$272,745	$202,177	$766,188	$575,665
(1)    Depreciation is included within “Cost of services” and “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.
(2)    Short-term lease cost includes both leases and rentals with initial terms of one year or less. Variable lease cost is insignificant.
During the three months ended June 30, 2022, Quanta recognized a $2.8 million asset impairment charge primarily related to the discontinued use of the right-of-use asset associated with its prior corporate headquarters. This amount is reported as “Asset impairment charges” in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2022.
Quanta has entered into arrangements with certain related parties to lease certain real property and facilities. Typically, the parties are employees of Quanta who are also the former owners of businesses acquired by Quanta, and the real property and facilities continue to be utilized by Quanta subsequent to the acquisitions. Quanta utilizes third party market valuations to evaluate rental rates for these properties and facilities, and the lease agreements generally have remaining lease terms of up to

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

10 years, subject to renewal options. Related party lease expense was $4.6 million and $2.4 million for the three months ended September 30, 2022 and 2021 and $12.0 million and $10.4 million for the nine months ended September 30, 2022 and 2021.
Certain of Quanta’s equipment rental agreements contain purchase options pursuant to which the purchase price is offset by a portion of the rental payments. When these purchase options are exercised by a third-party lessor on behalf of Quanta, the transaction is deemed to be a financing transaction for accounting purposes, which results in the recognition of an asset equal to the purchase price in “Property, plant and equipment, net of accumulated depreciation,” and a corresponding liability in “Current maturities of long-term debt and short-term debt” and “Long-term debt, net of current maturities.” As of September 30, 2022 and December 31, 2021, the assets recorded related to these financing transactions, net of accumulated depreciation, totaled $79.6 million and $53.9 million.
Future minimum lease payments for operating and finance leases were as follows (in thousands):

	As of September 30, 2022
	Operating Leases	Finance Leases	Total
Remainder of 2022	$22,108	$417	$22,525
2023	76,118	1,408	77,526
2024	56,284	859	57,143
2025	41,028	516	41,544
2026	29,157	357	29,514
Thereafter	37,425	58	37,483
Total future minimum operating and finance lease payments	262,120	3,615	265,735
Less imputed interest	(19,357)	(3)	(19,360)
Total lease liabilities	$242,763	$3,612	$246,375
Future minimum lease payments for short-term leases, which are not recorded in the condensed consolidated balance sheets due to Quanta’s accounting policy election, were $16.9 million as of September 30, 2022. Rental expense associated primarily with certain month-to-month equipment rentals is excluded from this amount because Quanta is unable to accurately predict future amounts associated with such rentals.
The weighted average remaining lease terms and discount rates were as follows:

As of September 30, 2022
Weighted average remaining lease term (in years):
Operating leases	4.34
Finance leases	2.95
Weighted average discount rate:
Operating leases	3.5%
Finance leases	3.1%
Quanta has also guaranteed the residual value under certain of its equipment operating leases, agreeing to pay any difference between the residual value and the fair market value of the underlying asset at the date of lease termination. As of September 30, 2022, the maximum guaranteed residual value of this equipment was $969.9 million. While Quanta believes that no significant payments will be made as a result of these residual value guarantees, there can be no assurance that significant payments will not be required in the future.
During the three months ended March 31, 2022, Quanta entered into a real estate lease that has not yet commenced. The lease agreement also contains a purchase option in the amount of $53.7 million that can be exercised during 2022.

12. INCOME TAXES:
Quanta’s effective tax rates for the three months ended September 30, 2022 and 2021 were 31.8% and 26.0%. Quanta’s effective tax rate for the three months ended September 30, 2022 was predominately impacted by losses on the Starry marketable securities for which a valuation allowance was recorded, which is further described below. Quanta’s effective tax rates for the nine months ended September 30, 2022 and 2021 were 26.3% and 23.2%. The tax rates for the nine months ended

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

September 30, 2022 and 2021 were favorably impacted by the recognition of $22.7 million and $19.7 million of benefits that resulted from equity incentive awards vesting at a higher fair market value than their grant date fair value. The effective tax rate for the nine months ended September 30, 2022 was also unfavorably impacted by the valuation allowance on the losses on Starry.
Quanta regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain, including in connection with changes in tax laws. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Quanta considers projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from these estimates, Quanta may not realize deferred tax assets to the extent estimated. During the three and nine months ended September 30, 2022, Quanta recognized $26.5 million and $76.5 million of unrealized losses on its investment in Starry as further described in Note 8. These losses created a deferred tax asset; however, since Quanta currently has no readily available means to utilize the capital loss, a valuation allowance on the deferred tax asset has been included in its estimated annual effective tax rate.
As of September 30, 2022, the total amount of unrecognized tax benefits relating to uncertain tax positions was $42.3 million, a net increase of $4.6 million from December 31, 2021, which primarily resulted from a $6.9 million increase related to positions expected to be taken in 2022, partially offset by a $2.6 million reduction related to the settlement of audits during the quarter. Quanta’s consolidated federal income tax return for tax year 2019 is currently under examination by the Internal Revenue Services (IRS), and Quanta’s consolidated federal income tax returns for tax years 2017, 2018, 2020 and 2021 remain open to examination by the IRS, as the applicable statute of limitations periods have not yet expired. Additionally, various state and foreign tax returns filed by Quanta and certain subsidiaries for multiple periods remain under examination by various U.S. state and foreign tax authorities. Quanta does not consider any state in which it does business to be a major tax jurisdiction. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $5.5 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.

13. EQUITY:
Stock Repurchases
Quanta repurchased the following shares of common stock in the open market under stock repurchase programs (in thousands):

Quarter ended:	Shares	Amount
September 30, 2022	158	$21,033
June 30, 2022	731	$84,884
March 31, 2022	85	$10,426
December 31, 2021	—	$—
September 30, 2021	185	$16,828
June 30, 2021	314	$29,450
March 31, 2021	222	$17,710
Quanta’s policy is to record a stock repurchase as of the trade date of the transaction; however, the payment of cash related to the repurchase is made on the settlement date of the transaction. During the three months ended September 30, 2022 and 2021, cash payments related to stock repurchases were $20.8 million and $17.8 million and during the nine months ended September 30, 2022 and 2021, cash payments related to stock repurchases were $115.1 million and $66.7 million. Repurchases may be implemented through open market repurchases or privately negotiated transactions, at management’s discretion, based on market and business conditions, applicable contractual and legal requirements, including restrictions under Quanta’s senior credit facility, and other factors. Quanta is not obligated to acquire any specific amount of common stock, and the repurchase program may be modified or terminated by Quanta’s Board of Directors at any time at its sole discretion and without notice.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Dividends
Quanta declared and paid the following cash dividends and cash dividend equivalents during 2021 and the first nine months of 2022 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
August 31, 2022	October 3, 2022	October 14, 2022	$0.07	$10,322
May 27, 2022	July 1, 2022	July 15, 2022	$0.07	$10,283
March 30, 2022	April 11, 2022	April 18, 2022	$0.07	$10,459
December 1, 2021	January 4, 2022	January 14, 2022	$0.07	$10,363
August 27, 2021	October 1, 2021	October 15, 2021	$0.06	$8,638
May 27, 2021	July 1, 2021	July 15, 2021	$0.06	$8,650
March 25, 2021	April 6, 2021	April 15, 2021	$0.06	$8,429

14. STOCK-BASED COMPENSATION:
During the year ended December 31, 2021 and nine months ended September 30, 2022, Quanta had stock-based compensation awards outstanding under two equity incentive plans, the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan and the Quanta Services, Inc. 2019 Omnibus Equity Incentive Plan. For descriptions and further information regarding these plans, refer to Note 14 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of the 2021 Annual Report.
Restricted Stock Units (RSUs) to be Settled in Common Stock
A summary of the activity for RSUs to be settled in common stock for the nine months ended September 30, 2022 and 2021 is as follows (RSUs in thousands):

	2022		2021
	RSUs	Weighted Average Grant Date Fair Value (Per Unit)	RSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	3,880	$61.64	3,869	$37.57
Granted	817	$111.20	945	$82.75
Vested	(1,257)	$48.48	(1,442)	$36.92
Forfeited	(116)	$78.72	(119)	$47.23
Unvested at September 30	3,324	$78.39	3,253	$50.71
The grant date fair value for RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. The approximate fair value of RSUs that vested during the nine months ended September 30, 2022 and 2021 was $143.7 million and $121.7 million.
During the nine months ended September 30, 2022 and 2021, Quanta recognized $62.1 million and $48.8 million of non-cash stock compensation expense related to RSUs to be settled in common stock, which is included “Selling, general and administrative expenses.” As of September 30, 2022, there was $159.5 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 3.89 years.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Performance Stock Units (PSUs) to be Settled in Common Stock
A summary of the activity for PSUs to be settled in common stock for the nine months ended September 30, 2022 and 2021 is as follows (PSUs in thousands):

	2022		2021
	PSUs	Weighted Average Grant Date Fair Value (Per Unit)	PSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	931	$47.27	1,047	$37.65
Granted	153	$119.74	174	$90.44
Vested	(334)	$40.15	(268)	$38.28
Forfeited	(17)	$58.79	(11)	$36.90
Unvested at September 30	733	$65.39	942	$47.27
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
During the nine months ended September 30, 2022 and 2021, Quanta recognized $15.6 million and $15.4 million of non-cash stock compensation expense related to PSUs to be settled in common stock, which is included in “Selling, general and administrative expenses.” As of September 30, 2022, there was an estimated $24.8 million of total unrecognized compensation expense related to unvested PSUs, which is based on the forecasted attainment of performance metrics associated with unearned and unvested PSUs and includes estimated forfeitures of unearned and unvested PSUs. This cost is expected to be recognized over a weighted average period of 1.82 years.
During the nine months ended September 30, 2022 and 2021, 0.7 million and 0.5 million shares of common stock were earned and either issued or deferred for future issuance under Quanta’s deferred compensation plans in connection with PSUs. The approximate fair values of PSUs earned during the nine months ended September 30, 2022 and 2021 were $72.4 million and $45.2 million.
RSUs to be Settled in Cash
During the nine months ended September 30, 2022 and 2021, compensation expense related to RSUs to be settled in cash was $11.6 million and $13.7 million and included in “Selling, general and administrative expenses.” RSUs that are anticipated to be settled in cash are not included in the calculation of weighted average shares outstanding for earnings per share, and the estimated earned value of such RSUs is calculated at the end of each reporting period based on the market value of Quanta’s common stock and is classified as a liability. Quanta paid $14.5 million and $13.2 million to settle liabilities related to cash-settled RSUs in the nine months ended September 30, 2022 and 2021. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $6.9 million and $11.1 million as of September 30, 2022 and December 31, 2021.

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
Deferred Compensation Plans
Quanta maintains non-qualified deferred compensation plans under which eligible directors and key employees may defer their receipt of certain cash compensation and/or the settlement of certain stock-based awards. As of September 30, 2022 and December 31, 2021, the deferred compensation liability under Quanta’s deferred compensation plans, including amounts contributed by Quanta, was $62.4 million and $74.2 million, the majority of which was included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheets. To provide for future obligations related to these deferred compensation plans, Quanta has invested in corporate-owned life insurance (COLI) policies covering certain participants in the deferred compensation plans, the underlying investments of which are intended to be aligned with the investment alternatives elected by plan participants. The COLI assets are recorded at their cash surrender value, which is considered their fair market value, and as of September 30, 2022 and December 31, 2021, the fair market values were $59.5 million and $73.8 million and were included in “Other assets, net” in the accompanying condensed consolidated balance sheets.
Changes in the fair market value of Quanta’s COLI assets and deferred compensation liabilities largely offset and are recorded in the accompanying statements of operations is as follows (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Classification	Change in fair market value of	2022	2021	2022	2021
Gain (loss) included in Selling, general and administrative expenses	Deferred compensation liabilities	$3,069	$(51)	$17,106	$(6,040)
Other income (expense), net	COLI assets	$(3,402)	$(204)	$(17,706)	$5,266

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
During the construction phase, the project experienced numerous challenges and delays, primarily related to issues which Quanta believes were outside of the control of and not attributable to Redes, including, among others, weather-related issues, local opposition to the project, permitting delays, the inability to acquire clear title to certain required parcels of land and other delays which Quanta believes were attributable to FITEL/PRONATEL. In response to various of these challenges and delays, Redes requested and received multiple extensions to certain contractual deadlines and relief from related liquidated damages. However, in April 2019, PRONATEL provided notice to Redes claiming that Redes was in default under the contracts due to the delays and that PRONATEL would terminate the contracts if the alleged defaults were not cured. Redes responded by claiming that it was not in default, as the delays were due to events not attributable to Redes, and therefore PRONATEL was not entitled to terminate the contracts. PRONATEL subsequently terminated the contracts for alleged cause prior to completion of Redes’ scope of work, exercised the on-demand performance bonds and advance payment bonds against Redes, and indicated its intention to claim damages, including liquidated damages under the contracts. As of the date of the contract terminations, Redes had incurred costs of approximately $157 million related to the design and construction of the project and had received approximately $100 million of payments (inclusive of the approximately $87 million advance payments).
In May 2019, Redes filed for arbitration before the Court of International Arbitration of the International Chamber of Commerce (ICC) against PRONATEL and the MTC. In the arbitration, Redes claimed that PRONATEL: breached and wrongfully terminated the contracts; wrongfully executed the advance payment bonds and the performance bonds; and was not entitled to the alleged amount of liquidated damages, and sought compensation for various damages arising from PRONATEL’s actions in the initially claimed amount of approximately $190 million. In August 2022, Redes received the decision of the arbitration tribunal, which unanimously found in favor of Redes in connection with its claims and ordered, among other things, (i) repayment of the amounts collected by PRONATEL under the advance payment bonds and the performance bonds; (ii) payment of amounts owed for work completed by Redes under the contracts; (iii) payment of lost income in connection with Redes’ future operation and maintenance of the networks; and (iv) payment of other related costs and damages to Redes as a result of the breach and improper termination of the contracts (including costs related to the execution of the bonds, costs related to the transfer of the networks and legal and expert fees). Accordingly, the arbitration tribunal awarded Redes approximately $177 million. In addition, per the terms of the arbitration decision, interest will accrue on the amount owed up to the date of payment. The decision of the arbitration tribunal is final; however, there are limited grounds on which PRONATEL and the MTC may seek to annul the decision in Peruvian court. Quanta expects any annulment proceeding would be filed in late 2022 or early 2023.
Quanta also reserves the right to seek full compensation for the loss of its investment under applicable legal regimes, including investment treaties and customary international law, as well as to seek resolution through direct discussions with PRONATEL or the MTC. In connection with these rights, in May 2020 Quanta’s Dutch subsidiary delivered to the Peruvian government an official notice of dispute arising from the termination of the contracts and related acts by PRONATEL (which are attributable to Peru) under the Agreement on the Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the Republic of Peru (Investment Treaty). The Investment Treaty protects Quanta’s subsidiary’s indirect ownership stake in Redes and the project, and provides for rights and remedies distinct from the ICC arbitration. In December 2020, Quanta’s Dutch subsidiary filed a request for the institution of an arbitration proceeding against Peru with the International Centre for Settlement of Investment Disputes (ICSID) related to Peru’s breach of the Investment Treaty, which was registered by ICSID in January 2021. In the ICSID arbitration, Quanta’s Dutch subsidiary claims, without limitation, that Peru: (i) treated the subsidiary’s investment in Redes and the project unfairly and inequitably; and (ii) effectively expropriated the subsidiary’s investment in Redes and the project. In addition, Quanta’s Dutch subsidiary is seeking full

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

compensation for all damages arising from Peru’s actions, including but not limited to (i) the fair market value of the investment and/or lost profits; (ii) attorneys’ fees and arbitration costs; (iii) other related costs and damages and (iv) pre- and post-award interest. The ICSID arbitration hearing is currently scheduled to occur in June 2023.
Quanta believes Redes is entitled to all amounts awarded by the ICC arbitration tribunal, and that its Dutch subsidiary is entitled to other amounts associated with the pending ICSID arbitration proceeding. Quanta and Redes intend to vigorously pursue recovery of the amounts awarded by the ICC arbitration tribunal and take additional legal actions deemed necessary to enforce the ICC arbitration decision. However, due to the inherent uncertainty involved with, among other things, any annulment proceeding that may be pursued by PRONATEL and the MTC, the ultimate timing and conclusion with respect to collection of the amount of the ICC arbitration award remains unknown.
As a result of the contract terminations and the inherent uncertainty involved in arbitration proceedings and recovery of amounts owed, during the three months ended June 30, 2019, Quanta recorded a charge to earnings of $79.2 million, which included a reduction of previously recognized earnings on the project, a reserve against a portion of the project costs incurred through the project termination date, an accrual for a portion of the alleged liquidated damages, and the estimated costs to complete the project turnover and close out the project. Quanta also initially recorded a contract receivable of approximately $120 million related to the project during the three months ended June 30, 2019, which includes the amounts collected by PRONATEL through exercise of the advance payment bonds and performance bonds, and that receivable was not changed as of September 30, 2022 and is included in “Other assets, net” in the accompanying condensed consolidated balance sheet. After considering, as discussed above, that the ultimate timing and conclusion with respect to collection of the ICC arbitration award remains unknown, Quanta has not recognized a gain in the current period. To the extent amounts in excess of the current receivable are determined to be realizable, a gain would be recorded in the period such determination is made. However, if Quanta is ultimately not successful with respect to collection of the ICC arbitration award, through annulment or otherwise, or with respect to its claims in the pending ICSID arbitration proceeding, this matter could result in an additional significant loss that could have a material adverse effect on Quanta’s consolidated results of operations and cash flows.
Maurepas Project Dispute
During the third quarter of 2017, Maurepas Pipeline, LLC (Maurepas) notified QPS Engineering, LLC (QPS), a subsidiary of Quanta, of a claim for liquidated damages allegedly arising from delay in mechanical completion of a project in Louisiana, and in June 2019, QPS filed suit against SemGroup Corporation (now Energy Transfer LP), the parent company of Maurepas, under the parent guarantee issued to secure payment from Maurepas on the project, seeking recovery of $22 million that it believes was wrongfully withheld in connection with such claim. In July and August 2018, QPS also received notice from Maurepas claiming certain warranty defects on the project, and in July 2019 Maurepas filed suit against QPS and Quanta, pursuant to a parent guarantee, for the alleged warranty defects, ultimately claiming approximately $48 million in damages. The lawsuits relating to these claims were consolidated in the Tulsa County District Court in Oklahoma. In September 2022, the parties resolved all claims associated with the consolidated litigation and released all other claims related to the project and the contract for the project. Based upon the final resolution of this matter, no additional costs were recorded on the project.
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
The final amount of liability and attorneys’ fees, if any, payable in connection with this matter remains the subject of pending litigation and will ultimately depend on various factors, including the outcome of the parties’ appeals of the trial court’s rulings on liability and damages, a final determination with respect to the amount of any attorneys’ fees or additional costs or damages owed by Quanta, and the solvency of the staffing agencies. Based on review and analysis of the trial court’s rulings on liability, Quanta does not believe, at this time, that it is probable this matter will result in a material loss. However, if Quanta is unsuccessful in this litigation and the staffing agencies are unable to fund damages owed to class members, based on rulings issued by the trial court, Quanta believes the range of reasonably possible loss to Quanta upon final resolution of this matter could be up to approximately $9.5 million, plus the final amount of any attorneys’ fees, interest, and expenses awarded to the plaintiff class. Quanta believes the maximum recoverable amount of attorneys’ fees and costs is approximately $17.3 million, and that such maximum amount would only be recoverable in the event Quanta’s appeal of the trial court’s rulings with respect to liability and damages is unsuccessful.
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
As of September 30, 2022, Quanta had not recorded an accrual related to this matter. Hallen’s liabilities associated with this matter are expected to be covered under applicable insurance policies or contractual remedies negotiated by Quanta with the former owners of Hallen. If a loss becomes probable and estimable with respect to this matter, Quanta expects to accrue its estimated liability and a receivable in the same amount. However, the ultimate amount of liability in connection with this matter remains subject to uncertainties associated with pending litigation, including, among other things, the apportionment of liability among the defendants and other responsible parties and the likelihood and amount of potential damages claims. As a result, this matter could result in a loss that is in excess of, or not covered by, such insurance or contractual remedies, which could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.
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
Quanta’s subsidiaries intend to vigorously defend against the lawsuits, the T-Mobile cross-complaints and any other claims asserted in connection with the Silverado Fire. Quanta will continue to review additional information in connection with this matter as litigation and resolution efforts progress, and any such information may potentially allow Quanta to determine an estimate of potential loss, if any. As of September 30, 2022, Quanta had not recorded an accrual with respect to this matter, and Quanta is currently unable to reasonably estimate a range of reasonably possible loss, if any, because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability. Quanta also believes that to the extent its subsidiaries are determined to be liable for any damages resulting from this matter, its insurance would be applied to any such liabilities over its deductible amount and its insurance coverage would be adequate to cover such potential liabilities. However, the ultimate amount of any potential liability and insurance coverage in connection with this matter remains subject to uncertainties associated with pending and potential future litigation.
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
As of September 30, 2022 and December 31, 2021, the gross amount accrued for employer’s liability, workers’ compensation, auto liability, general liability, and group health claims totaled $319.3 million and $318.2 million, with $211.1 million and $238.0 million considered to be long-term and included in “Insurance and other non-current liabilities.” Related insurance recoveries/receivables as of September 30, 2022 and December 31, 2021 were $7.5 million and $28.6 million, of which $0.3 million and $0.4 million are included in “Prepaid expenses and other current assets” and $7.2 million and $28.2 million are included in “Other assets, net.”
Letters of Credit
Certain of Quanta’s vendors require letters of credit to ensure reimbursement for amounts they are disbursing on Quanta’s behalf, such as to beneficiaries under its insurance programs. In addition, from time to time, certain customers require Quanta to post letters of credit to ensure payment of subcontractors and vendors and guarantee performance under contracts. As of September 30, 2022, Quanta had $410.3 million in outstanding letters of credit under its senior credit facility securing its casualty insurance program and various contractual commitments. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2022 and 2023. Quanta expects to renew the majority of the letters of credit related to the casualty insurance program for subsequent one-year periods upon their maturity. Quanta is not aware of any claims currently asserted or threatened under any of these letters of credit that are material, individually or in the aggregate.
Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require Quanta to post performance and payment bonds. These bonds provide a guarantee that Quanta will perform under the terms of a contract and pay its subcontractors and vendors. In certain circumstances, the customer may demand that the surety make payments or provide services under the bond, and Quanta must reimburse the surety for any expenses or outlays it incurs. Quanta may also be required to post letters of credit in favor of the sureties, which would reduce the borrowing availability under its senior credit facility. Quanta has not been required to make any material reimbursements to its sureties for bond-related costs, except as described in Legal Proceedings – Peru Project Dispute above. However, to the extent further reimbursements are required, the amounts could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows. As of September 30, 2022, Quanta is not aware of any outstanding material obligations for payments related to bond obligations, and the estimated total amount of the outstanding performance bonds was approximately $4.6 billion. Quanta’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $1.4 billion as of September 30, 2022.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Additionally, from time to time, Quanta guarantees certain obligations and liabilities of its subsidiaries that may arise in connection with, among other things, contracts with customers, equipment lease obligations, joint venture arrangements and contractor licenses. These guarantees may cover all of the subsidiary’s unperformed, undischarged and unreleased obligations and liabilities under or in connection with the relevant agreement. Quanta is not aware of any claims under any guarantees that are material.
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
As of September 30, 2022, Quanta had $0.6 million of outstanding capital commitments associated with investments in unconsolidated affiliates payable by September 30, 2023 and $10.5 million payable thereafter.
Committed Expenditures
Quanta has capital commitments for the expansion of its equipment fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of September 30, 2022, Quanta had $45.3 million of production orders with expected delivery dates during the remainder of 2022 and $144.8 million of production orders with expected delivery dates in 2023. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that the majority of these orders will be assigned to third party leasing companies and made available under certain master equipment lease agreements, thereby releasing Quanta from its capital commitments.
Residual Value Guarantees
As described in Note 11, Quanta has also guaranteed the residual value under certain of its equipment operating leases, agreeing to pay any difference between this residual value and the fair market value of the underlying asset at the date of lease termination. As of September 30, 2022, the maximum guaranteed residual value of this equipment was $969.9 million. While Quanta believes that no significant payments will be made as a result of these residual value guarantees, there can be no assurance that significant payments will not be required in the future.

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
During the three months ended March 31, 2022, Quanta’s investment in Starry became a common equity interest in a publicly traded company, as further described in Note 8. As a result, the fair value of this investment is remeasured based on the market price of Starry’s common stock at the end of each quarter, which is considered to be its fair value. The level of input used for this fair value measurement is Level 1, while the level of input used for fair value measurement prior to Starry becoming a publicly traded company was Level 3. Quanta also has COLI policies related to its deferred compensation plan as further described in Note 15. These policies are carried at their cash surrender value, which is considered their fair value. The level of input used for these fair value measurements is Level 2.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Financial Instruments
The carrying amounts of cash equivalents, accounts receivable, contract assets, accounts payable, accrued expenses and contract liabilities approximate fair value due to the short-term nature of these instruments. All of Quanta’s cash equivalents were categorized as Level 1 assets as of September 30, 2022 and December 31, 2021, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.
Contingent Consideration Liabilities
Financial instruments required to be measured at fair value on a recurring basis consist primarily of Quanta’s liabilities related to contingent consideration associated with certain acquisitions, payable in the event certain performance objectives are achieved by the acquired businesses during designated post-acquisition periods.
The fair values of these liabilities described in Note 6 were primarily determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate and an expected volatility factor for each acquisition. The expected volatility factors ranged from 41.0% to 50.0%, with a weighted average of 48.0%, based on historical asset volatility of selected guideline public companies. Depending on contingent consideration payment terms, the present values of the estimated payments are discounted based on a risk-free rate and/or Quanta’s cost of debt and ranged from 0.04% to 4.1% and had a weighted average of 2.9% based on the fair value at the dates of the respective acquisitions. The fair value determinations incorporate significant inputs not observable in the market. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3). Significant changes in any of these assumptions could result in a significantly higher or lower potential liability.
Long-Term Debt
The carrying amount of the term loan under Quanta’s senior credit facility approximates fair value due to its variable interest rate. The carrying amounts of the revolving borrowings under Quanta’s senior credit facility and notes issued under its commercial paper program approximate fair value, as all revolving borrowings and notes currently have a short maturity. The fair value of Quanta’s senior notes, which are described further in Note 10, was $1.95 billion as of September 30, 2022, compared to a carrying value of $2.48 billion net of unamortized bond discount, underwriting discounts and deferred financing costs of $24.6 million. The fair value of the senior notes is based on the quoted market prices for the same issue, and the senior notes are categorized as Level 1 liabilities. See Note 10 for additional information regarding Quanta’s senior credit facility, commercial paper program and senior notes.

18. DETAIL OF CERTAIN ACCOUNTS:
Cash and Cash Equivalents
Amounts related to Quanta’s cash and cash equivalents based on geographic location of the bank accounts were as follows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents held in domestic bank accounts	$175,846	$205,781
Cash and cash equivalents held in foreign bank accounts	39,549	23,316
Total cash and cash equivalents	$215,395	$229,097
Quanta considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which are carried at fair value. As of September 30, 2022 and December 31, 2021, cash equivalents were $136.7 million and $140.0 million and consisted primarily of money market investments and money market mutual funds and are discussed further in Note 17.
Cash and cash equivalents held by joint ventures, which are either consolidated or proportionately consolidated, are available to support joint venture operations, but Quanta cannot utilize those assets to support its other operations. Quanta generally has no right to cash and cash equivalents held by a joint venture other than participating in distributions, to the extent made, and in the event of dissolution. Cash and cash equivalents held by Quanta’s wholly-owned captive insurance company are generally not available for use in support of its other operations. Amounts related to cash and cash equivalents held by

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

consolidated or proportionately consolidated joint ventures and the captive insurance company, which are included in Quanta’s total cash and cash equivalents balances, were as follows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents held by domestic joint ventures	$18,712	$21,828
Cash and cash equivalents held by foreign joint ventures	5,087	3,461
Total cash and cash equivalents held by joint ventures	23,799	25,289
Cash and cash equivalents held by captive insurance company	46,539	133,302
Cash and cash equivalents not held by joint ventures or captive insurance company	145,057	70,506
Total cash and cash equivalents	$215,395	$229,097
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts payable, trade	$1,383,079	$1,251,118
Accrued compensation and related expenses	597,235	547,161
Other accrued expenses	429,286	456,392
Accounts payable and accrued expenses	$2,409,600	$2,254,671

19. SUPPLEMENTAL CASH FLOW INFORMATION:
The net effects of changes in operating assets and liabilities, net of non-cash transactions, on cash flows from operating activities are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Accounts and notes receivable	$(152,311)	$(411,890)	$(316,253)	$(299,857)
Contract assets	(161,698)	(96,423)	(369,958)	(308,849)
Inventories	(2,581)	5	(14,445)	(6,139)
Prepaid expenses and other current assets	(18,030)	37,406	(73,899)	(4,943)
Accounts payable and accrued expenses and other non-current liabilities	229,989	230,631	287,890	289,833
Contract liabilities	77,682	(1,397)	27,278	(27,027)
Other, net	(1,746)	(6,027)	(4,971)	(15,205)
Net change in operating assets and liabilities, net of non-cash transactions	$(28,695)	$(247,695)	$(464,358)	$(372,187)
Reconciliations of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows are as follows (in thousands):

	September 30,
	2022	2021
Cash and cash equivalents (1)	$215,395	$1,696,210
Restricted cash included in “Prepaid expenses and other current assets” (2)	1,993	2,108
Restricted cash included in “Other assets, net” (2)	950	778
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$218,338	$1,699,096

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
(1)    Cash and cash equivalents as of September 30, 2022 and 2021 includes $46.5 million and $132.9 million held by Quanta’s wholly-owned captive insurance company. Cash and cash equivalents as of June 30, 2022 and 2021 includes $47.9 million and $132.0 million held by Quanta’s wholly-owned captive insurance company. Cash and cash equivalents as of December 31, 2021 and 2020 includes $133.3 million and $85.0 million held by Quanta’s wholly-owned captive insurance company. Such amounts are generally not available for use in support of Quanta’s other operations.
(2)    Restricted cash includes any cash that is legally restricted as to withdrawal or usage.
Supplemental cash flow information related to leases and rental purchase options is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(22,988)	$(25,331)	$(72,256)	$(79,730)
Operating cash flows from finance leases	$(28)	$(18)	$(82)	$(68)
Financing cash flows from finance leases	$(349)	$(168)	$(1,076)	$(688)
Lease assets obtained in exchange for lease liabilities:
Operating leases	$30,056	$17,081	$54,779	$41,686
Finance leases	$615	$112	$1,865	$398
Rental purchase option assets obtained in exchange for rental purchase option liabilities	$2,449	$1,129	$29,602	$7,009
Additional supplemental cash flow information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cash (paid) received during the period for —
Interest paid	$(18,856)	$(3,950)	$(61,815)	$(26,883)
Income taxes paid	$(16,462)	$(35,740)	$(74,825)	$(103,225)
Income tax refunds	$496	$2,419	$5,966	$9,211

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
Current Quarter Financial Results and Significant Operational Trends and Events
Key consolidated financial results for the three months ended September 30, 2022 included:
•Revenues increased 33.0%, or $1.1 billion, to $4.46 billion as compared to consolidated revenues of $3.4 billion for the three months ended September 30, 2021;
•Operating income increased 15.6%, or $38.7 million, to $286.8 million as compared to $248.1 million for the three months ended September 30, 2021;
•Net income attributable to common stock decreased 10.6%, or $18.4 million, to $156.0 million as compared to $174.4 million for the three months ended September 30, 2021, and was substantially impacted by a $26.5 million ($28.5 million after tax impact) unrealized loss related to the change in fair value of our investment in a publicly traded company. Additionally, incremental earnings from recently acquired businesses were substantially offset by a $44.4 million increase in amortization expense attributable to recent acquisitions, primarily Blattner;
•Diluted earnings per share decreased 12.4%, or $0.15, to $1.06 as compared to $1.21 for the three months ended September 30, 2021;
•EBITDA (a non-GAAP financial measure) increased 19.2%, or $65.4 million, to $405.8 million, as compared to $340.3 million for the three months ended September 30, 2021, and adjusted EBITDA (a non-GAAP financial measure) increased 27.4%, or $100.6 million, to $467.4 million, as compared to $366.9 million for the three months ended September 30, 2021;
•Net cash provided by operating activities increased by $325.5 million to $343.4 million, as compared to net cash provided by operating activities of $17.9 million for the three months ended September 30, 2021;
•Remaining performance obligations increased 15.9%, or $938.8 million, to $6.83 billion as of September 30, 2022 as compared to $5.90 billion as of December 31, 2021; and
•Total backlog (a non-GAAP financial measure) increased 8.3%, or $1.60 billion, to $20.87 billion as of September 30, 2022, as compared to $19.27 billion as of December 31, 2021.

For a reconciliation of EBITDA and adjusted EBITDA to net income attributable to common stock, the most comparable GAAP financial measure, and a reconciliation of backlog to remaining performance obligations, the most comparable GAAP financial measure, see Non-GAAP Financial Measures below.
As described below, during the three months ended September 30, 2022, our results reflected certain significant operational trends and events as compared to the three months ended September 30, 2021, with certain of our segment results of operations recast to conform to our current segment reporting structure. See Results of Operations and Segment Results below for additional information.
Electric Power Infrastructure Solutions Segment
•Revenues increased by 14.3% to $2.28 billion, as compared to $2.00 billion.
•Operating income increased by 1.2% to $255.5 million, as compared to $252.4 million, and operating margin decreased to 11.2%, as compared to 12.6%.
•Revenues increased primarily due to increased spending by our utility customers on grid modernization and hardening, as well as approximately $85 million in revenues attributable to acquired businesses. These increases were partially offset by approximately $175 million in lower emergency restoration services revenues.
•The increase in operating income was primarily due to the increase in revenues.
•The decrease in operating margin was primarily due to lower emergency restoration services revenues, and the completion of a large transmission project, which contributed to lower equipment utilization and fixed and indirect cost absorption, as well as less favorable results associated with normal variability in overall project timing and project mix.
Renewable Energy Infrastructure Solutions Segment
•Revenues increased by 195.1% to $978.8 million, as compared to $331.7 million.
•Operating income increased by 147.8% to $88.9 million, as compared to $35.9 million, and operating margin decreased to 9.1%, as compared to 10.8%.
•Revenues increased primarily due to approximately $480 million in revenues attributable to acquired businesses, mainly Blattner, which was acquired in October 2021.
•The increase in operating income was primarily due to the increase in revenues.
•The decrease in operating margin was attributable to lower margins on a large renewable transmission project in Canada and a change in the mix of work due to acquisitions, and less favorable results associated with normal variability in overall project timing.
Underground Utility and Infrastructure Solutions Segment
•Revenues increased by 17.0% to $1.20 billion, as compared to $1.02 billion.
•Operating income increased by 48.7% to $101.4 million, as compared to $68.2 million, and operating margin increased to 8.5%, as compared to 6.7%.
•Revenues increased primarily due to higher demand from our gas utility and industrial customers, as well as an increase in revenues associated with execution on large pipeline projects in Canada.
•Operating income and operating margin increased in the three months ended September 30, 2022 primarily due to the increase in revenues and improved performance across the segment, particularly with respect to our industrial services operations.
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
Electric Power Infrastructure Solutions. Utilities are continuing to invest significant capital in their electric power delivery systems, particularly transmission, substation and distribution infrastructure, through multi-year, multi-billion dollar grid modernization and reliability programs, which have provided, and are expected to continue to provide, demand for our services. We also expect demand for electricity in North America to continue to grow over the long term and believe that certain segments of the North American electric power grid are not adequate to efficiently serve the power needs of the future. Furthermore, to the extent that electrification trends increase, including through, among other things, electric vehicle (EV) adoption, demand for electricity could be greater than currently anticipated. To accommodate this growth, we expect continued demand for new or expanded transmission, substation and distribution infrastructure to reliably transport power to meet demand driven by electrification and the modification and reengineering of existing infrastructure as existing coal and nuclear generation facilities are retired or shut down. In order to reliably and efficiently deliver power, including in response to federal reliability standards and in preparation for emerging technologies, such as EVs, utilities are also integrating smart grid technologies into distribution systems to improve grid management and create efficiencies.
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
With respect to our communications service offerings, which are focused on the North American market, consumer and commercial demand for communication and data-intensive, high-bandwidth wireline and wireless services and applications are driving significant investment in infrastructure and the deployment of new technologies. In particular, communications providers are in the early stages of developing new fifth generation wireless services (5G), which are intended to facilitate bandwidth-intensive services at high speeds for consumers and commercial applications. Additionally, recent legislative and regulatory initiatives, including the Rural Digital Opportunity Fund and the Infrastructure Investment and Jobs Act, have dedicated billions of dollars of funding to support broadband service to underserved markets. As a result of these industry trends, we believe there will be meaningful demand for our engineering and construction services.
Renewable Energy Infrastructure Solutions. We believe the transition to a carbon-neutral economy, which is being driven by consumer and investor preferences, increasing electrification trends and declining levelized costs of renewable energy, will require sizeable long-term investment in renewable generation and related infrastructure, including meaningful repowering and modernization of existing assets. To that end, renewable energy developers are expected to continue to increase investments in wind and solar projects, as well as energy storage projects. Utilities have increased the percentage of renewable electricity bought through power purchase agreements (PPAs) with renewable energy developers, and we believe are in the early stages of investing directly in renewable generation facilities, which could expand significantly over time as they pursue clean energy strategies and emissions-reduction initiatives. Also, a growing number of corporate enterprises, particularly technology companies, are entering into PPAs with renewable energy developers to source renewable electricity to power their facilities and achieve their own carbon-reduction initiatives. We believe increased battery storage can support increased renewable energy development by providing shorter-term storage of electricity from renewable energy generation, particularly from solar facilities, which helps to manage the amount and timing of intermittent power placed on the grid from renewable generation. Though current battery storage capacity is much smaller than the amount of wind and solar capacity installed in North America, utility-scale battery storage capacity is expected to grow significantly and at higher rates over the longer term.
Additionally, we believe various legislative and policy objectives throughout North America support these industry and market trends. For example, the Inflation Reduction Act of 2022 (IRA) was enacted by the U.S. Congress in August 2022 and includes policy and related financial incentives designed to support and accelerate, along with providing certainty for, the United States’ efforts to transition towards a reduced-carbon economy, which we believe could have a meaningful positive impact on demand for the services Quanta provides in this segment over the medium and longer term. While there have been some short-term delays on certain renewable projects as customers determine how best to proceed in light of this new legislation, we believe the IRA includes, among other things, favorable provisions targeting increases in utility-scale wind, solar and energy storage capacity and increased domestic manufacturing capacity and availability of products and components for these projects, that could reduce supply chain risks in the future.

We believe these dynamics will generate significant demand for our renewable energy infrastructure services, including our generation construction services and engineering expertise in utility-scale solar, wind and battery storage projects, as well as our services related to the development and construction of related infrastructure, including high-voltage electric transmission and substation infrastructure, that is necessary to interconnect and transmit electricity from new renewable energy generation facilities into the existing electric power grid and enhance grid reliability. While in the short term and in any given period the demand for certain renewable energy services could fluctuate due to, among other things, supply chain and other logistical difficulties that could delay projects, permitting delays, or sourcing restrictions, tariffs, duties, taxes and other assessments on materials and components necessary for certain projects (e.g., solar panels), we believe we are well positioned, through our acquisition of Blattner and our existing renewable energy and transmission services offerings, to capitalize on these growth trends over the long term.
Underground Utility and Infrastructure Solutions. Within this segment, we have focused on specialty services and industries that we believe are driven by regulated utility spending; regulation, replacement and rehabilitation of aging infrastructure; and safety and environmental initiatives. These services include gas utility services, pipeline integrity and transmission services and downstream industrial services. We believe demand for our gas utility distribution services will increase as a result of customer desire to upgrade and replace aging infrastructure and increasing regulatory requirements. In particular, natural gas utilities have implemented multi-decade modernization programs to replace aging cast iron, bare steel and plastic system infrastructure with modern materials for safety, reliability and environmental purposes. We believe there are also growth opportunities for our pipeline integrity, rehabilitation and replacement services, as regulatory measures have increased the frequency and stringency of pipeline integrity testing requirements that require our customers to test, inspect, repair, maintain and replace pipeline infrastructure to ensure that it operates in a safe, reliable and environmentally conscious manner. Further, permitting challenges associated with construction of new pipelines can make existing pipeline infrastructure more valuable, motivating owners to extend the useful life of existing pipeline assets through integrity initiatives. Additionally, we believe there are significant long-term opportunities for our downstream industrial services, including our high-pressure and critical-path turnaround services, as well as our capabilities with respect to instrumentation and electrical services, piping, fabrication and storage tanks services, and other industrial services. We also believe that processing facilities located along the U.S. Gulf Coast region should have certain long-term strategic advantages due to their proximity to competitively priced and abundant hydrocarbon resources.
During 2020 and 2021, certain services in this segment, including our midstream and industrial services operations, were negatively impacted by the COVID-19 pandemic and broader economic challenges and uncertainties in the energy market, which resulted in decreased demand for refined products and reduced and deferred customer spending on regularly scheduled maintenance and capital projects. Demand for these services has improved in the first nine months of 2022 as customers are moving forward with their deferred maintenance and capital spending, and to the extent energy market conditions remain accommodating, we believe the outlook for these services could continue to improve. Additionally, in any given period, downstream processing facilities can be negatively impacted due to severe weather events, such as hurricanes, tropical storms and floods. Furthermore, the broader oil and gas industry is cyclical and subject to price and production volume volatility, which can impact demand for certain of our ancillary and pipeline services, particularly in markets where the price of oil is influential, such as Australia, the Canadian Oil Sands and certain oil-driven U.S. shale formations. Revenues related to larger U.S. pipeline projects have declined significantly over the last few years as the pipeline and related infrastructure development necessary to support U.S. shale formations has largely been completed in the near term and as a result of a more challenging permitting and regulatory environment. However, there has been an increase in activity in the Canadian large pipeline market during 2022, which is currently active with a number of major projects underway, and we continue to pursue larger pipeline project opportunities to the extent they satisfy our margin and risk profiles. We believe our strategic decision to increase our focus on specialty services and industries that are driven by regulated utility spending, regulation, replacement and rehabilitation of aging infrastructure and safety and environmental initiatives should provide a greater level of business sustainability and predictability as well as help to offset the cyclicality of our larger pipeline project business.
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
COVID-19 Pandemic and Impact. We have continued to operate substantially all of our activities throughout the pandemic and the overall impact of the pandemic has lessened significantly during 2022. However, shut-down orders and limitations on work site practices implemented by the Canadian and Australian governments impacted our business in 2021 and during the first part of 2022, including with respect to certain large Canadian projects. Overall, the broader and longer-term implications of the pandemic remain uncertain and variable, and any future impact that the pandemic, or any resulting market disruption and volatility, will have on our business, cash flows, liquidity, financial condition and results of operations will depend on future developments, including, among others, the duration and severity of the pandemic; actions taken by governmental authorities, customers, suppliers and other third parties in response to the pandemic and the consequences of those actions; our workforce availability; and the timing and extent to which normal economic and operating conditions resume and continue.
Regulatory Challenges and Opportunities. The regulatory environment creates both challenges and opportunities for our business, and in recent years our margins have been impacted by regulatory and permitting delays, as well as private legal challenges related to regulatory requirements, particularly with respect to large transmission and large pipeline projects. As a result, regulatory and environmental permitting processes continue to create uncertainty for projects and negatively impact customer spending. However, we believe that there are also several existing, pending or proposed legislative or regulatory actions that may alleviate certain regulatory and permitting issues and positively impact long-term demand, particularly in connection with electric power infrastructure and renewable energy spending. For example, regulatory changes affecting siting and right-of-way processes could potentially accelerate construction for transmission projects, and state and federal reliability standards are creating incentives for both electrical and pipeline system investment and maintenance. Additionally, as described above, we consider renewable energy, including solar and wind generation and battery storage facilities, to be an ongoing opportunity; however, demand for our services can be influenced by policy and economic incentives designed to support and encourage such projects, and any tariffs, duties, taxes, assessments, or other limitations on the availability or sourcing of materials or components for such projects can increase costs for customers and create variability of project timing. For example, during the first part of 2022, the U.S. Department of Commerce’s investigation into an antidumping and countervailing duties circumvention claim on solar cells and panels supplied from Malaysia, Vietnam, Thailand and Cambodia caused some disruption in the solar panel supply chain and created uncertainty regarding the timing of development and/or financing of certain renewable energy projects. During the second quarter of 2022, the Biden Administration issued an executive order that exempted imported solar panels from these countries for 24 months to mitigate the uncertainty and impact caused in the near term. While this order is intended to mitigate the uncertainty and impact in the near term and we expect that it will provide time to allow U.S. solar project developers to adjust their solar panel supply chain, we continued to see disruption in the production and sourcing of these materials during the three months ended September 30, 2022.
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
Materials and Equipment Procurement. We continue to monitor supply chain and other logistical challenges, global trade relationships (e.g., tariffs, duties, taxes, sourcing restrictions) and other general market and political conditions (e.g., inflation) with respect to availability and costs of certain materials and equipment necessary for the performance of our business and for materials necessary for our customers’ projects, including, among other things, steel, copper, aluminum, and components for renewable energy projects. Increased costs and delays can impact project construction schedules and the performance of our services. For example, we believe some participants in the renewable energy market are experiencing supply chain challenges, resulting in delays and shortages of, and increased costs for, materials necessary for the construction of certain renewable energy projects in the near term, including as a result of sourcing restrictions related to solar panels manufactured in China and the Department of Commerce investigation described above. While we believe many of our renewable energy customers are generally better equipped to manage near-term supply chain disruptions than their smaller competitors, these challenges have delayed and may continue to delay certain of our customers’ ongoing projects and have impacted their near-term project schedules, which in turn has impacted the timing of our renewable energy services during 2022. While these delays are not anticipated to result in exposure to liquidated damages or commodity risks, such delays could cause customers to cancel projects as higher than expected costs impact project profitability projections.
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
Seasonality. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions can create challenging working environments that are more costly for our customers or cause delays on projects. In addition, infrastructure projects often do not begin in a meaningful way until our customers finalize their capital budgets, which typically occurs during the first quarter. Second quarter revenues are typically higher than those in the first quarter, as some projects begin, but continued cold and wet weather can often impact productivity. Third quarter revenues are typically the highest of the year, as a greater number of projects are underway and operating conditions, including weather, are normally more accommodating. Generally, revenues during the fourth quarter are lower than the third quarter but higher than the second quarter, as many projects are completed and customers often seek to spend their capital budgets before year end. However, the holiday season and inclement weather can sometimes cause delays during the fourth quarter, reducing revenues and increasing costs. These seasonal impacts are typical for our U.S. operations, but seasonality for our international operations may differ. For example, revenues for certain projects in Canada are typically higher in the first quarter because projects are often accelerated in order to complete work while the ground is frozen and prior to the break up, or seasonal thaw, as productivity is adversely affected by wet ground conditions during warmer months.
Weather, natural disasters and emergencies. The results of our business in a given period can be impacted by adverse weather conditions, severe weather events, natural disasters or other emergencies, which include, among other things, heavy or prolonged snowfall or rainfall, hurricanes, tropical storms, tornadoes, floods, blizzards, extreme temperatures, wildfires, post-wildfire floods and debris flows, pandemics (including the COVID-19 pandemic, as described above) and earthquakes. These conditions and events can negatively impact our financial results due to, among other things, the termination, deferral or delay of projects, reduced productivity and exposure to significant liabilities. However, severe weather events can also increase our emergency restoration services, which typically yield higher margins due in part to higher equipment utilization and absorption of fixed costs, and in 2020 and 2021 we had record levels of emergency restoration services.
Demand for services. We perform the majority of our services under existing contracts, including master service agreements (MSAs) and similar agreements pursuant to which our customers are not committed to specific volumes of our services. Therefore our volume of business can be positively or negatively affected by fluctuations in the amount of work our customers assign us in a given period, which may vary by geographic region. For example, to the extent our customers accelerate grid modernization or hardening programs or face deadlines to meet regulatory requirements for rehabilitation, reliability or efficiency, our volume of work could increase under existing agreements. Also, as described above in Business Environment, we have experienced reductions in demand for certain services as a result of uncertainties and challenges in the energy market and overall economy. Examples of other items that may cause demand for our services to fluctuate materially from quarter to quarter include: the financial condition of our customers, their capital spending and their access to capital; economic and political conditions on a regional, national or global scale, including availability of renewable energy tax credits; interest rates; governmental regulations affecting the sourcing and costs of materials and equipment; other changes in U.S. and global trade relationships; and project deferrals and cancellations.
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
Results of Operations
A discussion of the changes in our consolidated and segment results of operations between the three months ended September 30, 2022 and 2021 is included below, with certain of our segment results of operations recast to conform to our current segment reporting structure. The results of acquired businesses have been included in the following results of operations since their respective acquisition dates.
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):
Consolidated Results
Three months ended September 30, 2022 compared to the three months ended September 30, 2021

	Three Months Ended September 30,				Change
	2022		2021		$	%
Revenues	$4,459,757	100.0%	$3,353,278	100.0%	$1,106,479	33.0%
Cost of services (including related depreciation)	3,770,927	84.6	2,818,602	84.1	952,325	33.8%
Gross profit	688,830	15.4	534,676	15.9	154,154	28.8%
Equity in earnings of integral unconsolidated affiliates	10,633	0.2	10,232	0.3	401	3.9%
Selling, general and administrative expenses	(347,449)	(7.8)	(274,846)	(8.2)	(72,603)	26.4%
Amortization of intangible assets	(67,147)	(1.4)	(22,772)	(0.6)	(44,375)	194.9%
Change in fair value of contingent consideration liabilities	1,924	—	787	—	1,137	144.5%
Operating income	286,791	6.4	248,077	7.4	38,714	15.6%
Interest and other financing expenses	(33,566)	(0.8)	(17,259)	(0.5)	(16,307)	94.5%
Interest income	436	—	72	—	364	505.6%
Other income (expense), net	(24,455)	(0.5)	6,089	0.2	(30,544)	*
Income before income taxes	229,206	5.1	236,979	7.1	(7,773)	(3.3)%
Provision for income taxes	72,890	1.6	61,581	1.9	11,309	18.4%
Net income	156,316	3.5	175,398	5.2	(19,082)	(10.9)%
Less: Net income attributable to non-controlling interests	360	—	1,033	—	(673)	(65.2)%
Net income attributable to common stock	$155,956	3.5%	$174,365	5.2%	$(18,409)	(10.6)%
* The percentage change is not meaningful.
Revenues. Revenues increased due to a $647.1 million increase in revenues from our Renewable Energy Infrastructure Solutions segment, a $285.5 million increase in revenues from our Electric Power Infrastructure Solutions segment and a $173.8 million increase in revenues from our Underground Utility and Infrastructure Solutions segment. See Segment Results below for additional information and discussion related to segment revenues.
Gross profit. Gross profit increased due primarily to the increase in revenues in all segments. See Segment Results below for additional information and discussion related to segment operating income (loss).
Equity in earnings of integral unconsolidated affiliates. The amounts include our portion of amounts earned by integral unconsolidated affiliates and primarily relate to our portion of amounts earned by LUMA. Additionally, the amount for the three months ended September 30, 2022 includes our portion of amounts earned by an entity that we acquired a 44% interest in during the fourth quarter of 2021 which provides right-of-way solutions, including site preparation and clearing, materials delivery and installation and management of permitting requirements and traffic control. For additional information regarding these investments, see Note 8 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.

Selling, general and administrative expenses. The increase was primarily attributable to a $56.6 million increase in expenses associated with acquired businesses, as well as a $10.6 million increase in travel and related expenses, legal and other contracted services expenses and compensation expense, partially offset by a $3.1 million decrease in expense related to deferred compensation liabilities. The fair market value changes in deferred compensation liabilities were largely offset by changes in the fair value of COLI assets associated with the deferred compensation plan, which are included in “Other income (expense), net” as discussed below.

Amortization of intangible assets. The increase was primarily due to amortization of intangible assets associated with recently acquired businesses, driven by the acquisition of Blattner, and was partially offset by reduced amortization expense associated with older acquired intangible assets, as certain of these assets became fully amortized.
Change in fair value of contingent consideration liabilities. Contingent consideration liabilities are payable in the event prescribed performance objectives are achieved by certain acquired businesses during designated post-acquisition periods. Future changes in fair value are expected to be recorded periodically until the contingent consideration liabilities are settled. For additional information regarding these liabilities, see Notes 6 and 17 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Interest and other financing expenses. Interest and other financing expenses increased for the three months ended September 30, 2022 primarily due to higher levels of debt and, to a lesser extent, higher interest rates. Our long-term debt increased significantly at the end of 2021 in connection with our acquisition of Blattner.
Interest income. Interest income increased in the three months ended September 30, 2022 due to an increase in interest rates.
Other income (expense), net. The net other expense for the three months ended September 30, 2022 was primarily related to an unrealized loss of $26.5 million resulting from the remeasurement of the fair value of our investment in a publicly traded broadband technology provider, Starry Group Holdings, Inc. (Starry), based on the market price of Starry’s common stock as of September 30, 2022. Also included in other income (expense), net for the three months ended September 30, 2022 was $3.4 million of expense associated with our deferred compensation plan which was largely offset by corresponding changes in the fair market value of the liabilities associated with our deferred compensation plan, which are recorded in selling, general, and administrative expenses, as discussed above. Other income (expense), net for the three months ended September 30, 2022 and 2021 included $1.9 million and $4.9 million related to foreign currency exchange gains.
Provision for income taxes. The effective tax rates for the three months ended September 30, 2022 and 2021 were 31.8% and 26.0%. The effective tax rate for the three months ended September 30, 2022 was unfavorably impacted by the unrealized loss on our investment in Starry described above, for which a valuation allowance was recorded. The tax rate for the three months ended September 30, 2022 was also impacted by the mix of earnings among tax jurisdictions in which Quanta operates.
Other comprehensive income (loss), net of taxes. See Statements of Comprehensive Income (Loss) in Item 1. Financial Statements of Part I of this Quarterly Report. Other comprehensive income (loss) results from translation of the balance sheets of our foreign operating companies, which are primarily located in Canada and Australia and have functional currencies other than the U.S. dollar, and therefore are affected by the strengthening or weakening of the U.S. dollar against such currencies. The loss in the three months ended September 30, 2022 was impacted primarily by the strengthening of the U.S. dollar against both the Canadian and Australian dollars as of September 30, 2022 when compared to June 30, 2022. The loss in the three months ended September 30, 2021 was impacted primarily by the strengthening of the U.S. dollar against the Canadian dollar as of September 30, 2021 when compared to June 30, 2021.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Nine Months Ended September 30,				Change
	2022		2021		$	%
Revenues	$12,657,285	100.0%	$9,056,675	100.0%	$3,600,610	39.8%
Cost of services (including related depreciation)	10,795,694	85.3	7,701,398	85.0	3,094,296	40.2%
Gross profit	1,861,591	14.7	1,355,277	15.0	506,314	37.4%
Equity in earnings of integral unconsolidated affiliates	44,350	0.4	22,865	0.3	21,485	94.0%
Selling, general and administrative expenses	(995,581)	(7.9)	(788,308)	(8.7)	(207,273)	26.3%
Amortization of intangible assets	(290,843)	(2.4)	(65,418)	(0.8)	(225,425)	344.6%
Asset impairment charges	(2,800)	—	(2,319)	—	(481)	20.7%
Change in fair value of contingent consideration liabilities	(4,054)	—	1,360	—	(5,414)	*
Operating income	612,663	4.8	523,457	5.8	89,206	17.0%
Interest and other financing expenses	(86,933)	(0.7)	(42,843)	(0.5)	(44,090)	102.9%
Interest income	727	—	3,098	—	(2,371)	(76.5)%
Other income (expense), net	(68,255)	(0.5)	18,232	0.2	(86,487)	*
Income before income taxes	458,202	3.6	501,944	5.5	(43,742)	(8.7)%
Provision for income taxes	120,698	0.9	116,256	1.2	4,442	3.8%
Net income	337,504	2.7	385,688	4.3	(48,184)	(12.5)%
Less: Net income attributable to non-controlling interests	8,887	0.1	4,529	0.1	4,358	96.2%
Net income attributable to common stock	$328,617	2.6%	$381,159	4.2%	$(52,542)	(13.8)%
* The percentage change is not meaningful.
Revenues. Revenues increased due to a $1.73 billion increase in revenues from our Renewable Energy Infrastructure Solutions segment, a $1.13 billion increase in revenues from our Electric Power Infrastructure Solutions segment and a $737.9 million increase in revenues from our Underground Utility and Infrastructure Solutions segment. See Segment Results below for additional information and discussion related to segment revenues.
Gross profit. Gross profit increased primarily due to the increase in revenues in all segments. See Segment Results below for additional information and discussion related to segment operating income (loss).
Equity in earnings of integral unconsolidated affiliates. The amounts include our portion of amounts earned by integral unconsolidated affiliates and primarily relate to our portion of amounts earned by LUMA. Additionally, the amount for the nine months ended September 30, 2022 includes our portion of amounts earned by an entity that we acquired a 44% interest in during the fourth quarter of 2021 and that provides right-of-way solutions, including site preparation and clearing, materials delivery and installation and management of permitting requirements and traffic control. For additional information regarding these investments, see Note 8 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Selling, general and administrative expenses. The increase was primarily attributable to a $173.0 million increase in expenses associated with acquired businesses, as well as a $26.6 million increase in compensation expense associated with increased salaries, incentive compensation and non-cash stock compensation expense due primarily to increased operational performance and an increase in employees to support the growth of the business, a $16.8 million increase in travel and related expenses and a $6.8 million increase in legal and other contracted services. Partially offsetting these increases was a $23.1 million decrease in expense related to deferred compensation liabilities. The fair market value changes in deferred compensation liabilities were largely offset by changes in the fair value of COLI assets associated with the deferred compensation plan, which are included in “Other income (expense), net” as discussed below. Also partially offsetting these increases was a $22.1 million decrease in provision for credit loss, which was primarily attributable to the recognition of a $23.6 million provision for credit loss related to receivables owed by a customer that declared bankruptcy in July 2021 and its affiliate during the nine months ended September 30, 2021.

Amortization of intangible assets. The increase was primarily due to amortization of intangible assets associated with recently acquired businesses, driven by the acquisition of Blattner, partially offset by reduced amortization expense associated with older acquired intangible assets, as certain of these assets became fully amortized.
Asset impairment charges. During the nine months ended September 30, 2022, we recognized a $2.8 million asset impairment charge primarily related to the expected discontinued use of the right-of-use asset associated with our previous corporate headquarters in connection with our move to a new headquarters in September 2022. During the nine months ended September 30, 2021, we recognized a $2.3 million asset impairment charge related to certain equipment that was not utilized in our core operations and was subsequently sold.
Change in fair value of contingent consideration liabilities. Contingent consideration liabilities are payable in the event prescribed performance objectives are achieved by certain acquired businesses during designated post-acquisition periods. The net change in the nine months ended September 30, 2022 was primarily related to changes in the forecasted performance for these acquired companies and the impact of present value on fair value calculations. Future changes in fair value are expected to be recorded periodically until the contingent consideration liabilities are settled. For additional information regarding these liabilities, see Notes 6 and 17 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Interest and other financing expenses. Interest and other financing expenses increased for the nine months ended September 30, 2022 primarily due to higher levels of debt. Our long-term debt increased significantly at the end of 2021 in connection with our acquisition of Blattner.
Interest income. Interest income decreased in the nine months ended September 30, 2022 primarily due to interest received in the nine months ended September 30, 2021 related to a settlement with a customer.
Other income (expense), net. The net other expense for the nine months ended September 30, 2022 was primarily the result of an unrealized loss of $76.5 million resulting from the remeasurement of the fair value of our investment in a publicly traded broadband technology provider, Starry, based on the market price of Starry’s common stock as of September 30, 2022. Also included in other income (expense), net was $17.7 million of expense associated with our deferred compensation plan, as compared to $5.3 million of income during the nine months ended September 30, 2021. The amounts associated with the deferred compensation plan were largely offset by corresponding changes in the fair market value of the liabilities associated with our deferred compensation plan, which are recorded in selling, general, and administrative expenses, as discussed above. Partially offsetting these expenses was a gain of $6.7 million as a result of our sale of a non-controlling ownership interest in a technology company recognized during the nine months ended September 30, 2022. Other income (expense), net for the nine months ended September 30, 2022 and 2021 also included $17.9 million and $1.9 million of equity in earnings of non-integral affiliates and $0.9 million related to foreign currency losses and $6.5 million related to foreign currency exchange gains.
Provision for income taxes. The effective tax rates for the nine months ended September 30, 2022 and 2021 were 26.3% and 23.2%. The tax rate for the nine months ended September 30, 2022 was unfavorably impacted by the unrealized loss on our investment in Starry described above, for which a valuation allowance was recorded. Additionally the tax rate for the nine months ended September 30, 2022 was favorably impacted by the recognition of a $22.7 million benefit that resulted from equity incentive awards vesting at a higher fair market value than their grant date fair market value, as compared to the recognition of $19.7 million associated with this tax benefit for the nine months ended September 30, 2021.
Other comprehensive income (loss), net of taxes. See Statements of Comprehensive Income (Loss) in Item 1. Financial Statements of Part I of this Quarterly Report. Other comprehensive income (loss) results from translation of the balance sheets of our foreign operating units, which are primarily located in Canada and Australia and have functional currencies other than the U.S. dollar, and therefore are affected by the strengthening or weakening of the U.S. dollar against such currencies. The loss in the nine months ended September 30, 2022 was impacted primarily by the strengthening of the U.S. dollar against both the Canadian and Australian dollars as of September 30, 2022 when compared to December 31, 2021. The loss in the nine months ended September 30, 2021 was impacted primarily by the strengthening of the U.S. dollar against the Australian dollar as of September 30, 2021 when compared to December 31, 2020.

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
Three months ended September 30, 2022 compared to the three months ended September 30, 2021
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period. Operating margins are calculated by dividing operating income by revenues. Management utilizes operating margins as a measure of profitability, which can be helpful for monitoring how effectively we are performing under our contracts. Management also believes operating margins are a useful metric for investors to utilize in evaluating our performance. Beginning with the three months ended December 31, 2021, we report our results under three reportable segments: (1) Electric Power Infrastructure Solutions, (2) Renewable Energy Infrastructure Solutions and (3) Underground Utility and Infrastructure Solutions. In conjunction with this change, certain prior period amounts have been recast to conform to this new segment reporting structure. The following table shows dollars in thousands.

	Three Months Ended September 30,				Change
	2022		2021		$	%
Revenues:
Electric Power Infrastructure Solutions	$2,282,332	51.2%	$1,996,789	59.5%	$285,543	14.3%
Renewable Energy Infrastructure Solutions	978,779	21.9	331,679	9.9	647,100	195.1%
Underground Utility and Infrastructure Solutions	1,198,646	26.9	1,024,810	30.6	173,836	17.0%
Consolidated revenues	$4,459,757	100.0%	$3,353,278	100.0%	$1,106,479	33.0%
Operating income (loss):
Electric Power Infrastructure Solutions	$255,457	11.2%	$252,415	12.6%	$3,042	1.2%
Renewable Energy Infrastructure Solutions	88,885	9.1%	35,868	10.8%	53,017	147.8%
Underground Utility and Infrastructure Solutions	101,351	8.5%	68,167	6.7%	33,184	48.7%
Corporate and Non-Allocated costs	(158,902)	(3.6)%	(108,373)	(3.2)%	(50,529)	46.6%
Consolidated operating income	$286,791	6.4%	$248,077	7.4%	$38,714	15.6%
Electric Power Infrastructure Solutions Segment Results
The increase in revenues for the three months ended September 30, 2022 was primarily due to increased spending by our utility customers on grid modernization and hardening, resulting in increased demand for our electric power services, as well as approximately $85 million in revenues attributable to acquired businesses. This increase was partially offset by approximately $175 million in lower emergency restoration services revenues for the three months ended September 30, 2022.
Operating income increased for the three months ended September 30, 2022 primarily due to higher revenues. Operating income and margin for the three months ended September 30, 2022 were negatively impacted by lower emergency restoration services revenues and the completion of a large transmission project in Canada, which contributed to lower equipment utilization and fixed and indirect cost absorption, as well as less favorable results associated with normal variability in overall project timing and project mix.
Renewable Energy Infrastructure Solutions Segment Results
The increase in revenues for the three months ended September 30, 2022 was primarily due to approximately $480 million in revenues attributable to acquired businesses, primarily Blattner, which was acquired in October 2021. The remaining increase in revenues was primarily due to increased customer demand for renewable transmission and interconnection construction services.
The increase in operating income during the three months ended September 30, 2022 was primarily due to the increase in revenues. The decrease in operating margin was attributable to lower margins on a large renewable transmission project in Canada, a change in the mix of work due to acquisitions, and less favorable results associated with normal variability in overall project timing. The decrease in operating margin was partially offset by the favorable impact of acceleration of a transmission project by the customer.

Underground Utility and Infrastructure Solutions Segment Results
The increase in revenues for the three months ended September 30, 2022 was primarily due to increased revenues associated with higher demand from our gas utility and industrial customers, which continued to move forward with certain deferred maintenance and capital spending during the three months ended September 30, 2022, as well as an increase in revenues associated with large pipeline projects in Canada.
The increases in operating income and operating margin during the three months ended September 30, 2022 were positively impacted by the increase in revenues, which contributed to higher levels of fixed cost absorption. Also contributing was improved performance across the segment, particularly with respect to our industrial services operations, and the impact of a favorable project close out.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the three months ended September 30, 2022 was primarily related to a $44.4 million increase in intangible asset amortization, primarily associated with the acquisition of Blattner, a $7.2 million increase in acquisition and integration costs related to recent acquisitions and a $3.5 million increase in compensation, primarily related to salaries and non-cash stock compensation expense. Included in acquisition and integration costs during the three months ended September 30, 2022 was $11.0 million of expenses associated with change of control payments as a result of the acquisition of Blattner. These increases were partially offset by a $3.1 million decrease in expense related to deferred compensation liabilities due to market fluctuations.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Nine Months Ended September 30,				Change
	2022		2021		$	%
Revenues:
Electric Power Infrastructure Solutions	$6,620,459	52.3%	$5,488,597	60.6%	$1,131,862	20.6%
Renewable Energy Infrastructure Solutions	2,778,647	22.0	1,047,766	11.6	1,730,881	165.2%
Underground Utility and Infrastructure Solutions	3,258,179	25.7	2,520,312	27.8	737,867	29.3%
Consolidated revenues	$12,657,285	100.0%	$9,056,675	100.0%	$3,600,610	39.8%
Operating income (loss):
Electric Power Infrastructure Solutions	691,026	10.4%	613,121	11.2%	77,905	12.7%
Renewable Energy Infrastructure Solutions	240,514	8.7%	111,096	10.6%	129,418	116.5%
Underground Utility and Infrastructure Solutions	239,469	7.3%	100,917	4.0%	138,552	137.3%
Corporate and Non-Allocated Costs	(558,346)	(4.4)%	(301,677)	(3.3)%	(256,669)	85.1%
Consolidated operating income	$612,663	4.8%	$523,457	5.8%	$89,206	17.0%
Electric Power Infrastructure Solutions Segment Results
The increase in revenues for the nine months ended September 30, 2022 was primarily due to increased spending by our utility customers on grid modernization and hardening, resulting in increased demand for our electric power services, as well as approximately $240 million in revenues attributable to acquired businesses. This increase was partially offset by approximately $160 million in lower emergency restoration services revenues as compared to the nine months ended September 30, 2021.
Operating income increased for the nine months ended September 30, 2022 primarily due to the increase in revenues explained above. Operating margin decreased during the nine months ended September 30, 2022 as a result of lower emergency restoration services revenues, which contributed to lower equipment utilization and fixed cost absorption, as well as less favorable results associated with normal variability in overall project timing and project mix, inefficiencies attributable to supply chain disruptions impacting certain operations, and elevated consumable costs. The decrease in operating margin was partially offset by improved performance on various communication projects and a $21.5 million increase in equity in earnings from LUMA and other integral unconsolidated affiliates as compared to the nine months ended September 30, 2021.

Renewable Energy Infrastructure Solutions Segment Results
The increase in revenues for the nine months ended September 30, 2022 was primarily due to approximately $1.44 billion in revenues attributable to acquired businesses, primarily Blattner, which was acquired in October 2021. The remaining increase in revenues was primarily due to increased customer demand for renewable transmission and interconnection construction services.
The increase in operating income was primarily due to the increase in revenues associated with the acquisition of Blattner. The decrease in operating margin was attributable to lower margins on a large renewable transmission project in Canada, a change in the mix of work due to acquisitions, and less favorable results associated with normal variability in overall project timing. Additionally, there were favorable close-outs of certain projects during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2022.
Underground Utility and Infrastructure Solutions Segment Results
The increase in revenues for the nine months ended September 30, 2022 was primarily due to increased revenues associated with higher demand from our gas utility and industrial customers, which began to move forward with certain deferred maintenance and capital spending during the nine months ended September 30, 2022, as well as an increase in revenues associated with large pipeline projects in Canada and approximately $35 million in revenues attributable to acquired businesses.
The increase in operating income and operating margin was primarily due to the increase in revenues, which contributed to higher levels of fixed cost absorption. Also contributing to the increases were improved performance across the segment, particularly with respect to our industrial services operations, and more favorable results associated with normal variability in overall project timing and project mix. Additionally, our performance in this segment was impacted less by the COVID-19 pandemic and challenges in the overall energy market during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The nine months ended September 30, 2021 also included the recognition of a $23.6 million provision for credit loss related to receivables from a customer that declared bankruptcy in July 2021 and its affiliate.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the nine months ended September 30, 2022 was primarily due to a $225.4 million increase in intangible asset amortization, largely associated with the acquisition of Blattner, a $33.2 million increase in acquisition and integration costs related to recent acquisitions and a $16.8 million increase in compensation expense primarily related to salaries and non-cash stock compensation expense. Included in acquisition and integration costs during the nine months ended September 30, 2022 was $34.0 million of expenses associated with change of control payments as a result of the acquisition of Blattner. These increases were partially offset by a $23.1 million decrease in expense related to deferred compensation liabilities due to market fluctuations.

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
As to certain of the items below, (i) non-cash stock-based compensation expense varies from period to period due to acquisition activity, changes in the estimated fair value of performance-based awards, forfeiture rates, accelerated vesting and amounts granted; (ii) acquisition and integration costs vary from period to period depending on the level of our acquisition activity; (iii) equity in (earnings) losses of non-integral unconsolidated affiliates varies from period to period depending on the activity and financial performance of non-integral unconsolidated affiliates, the operations of which are not operationally integral to Quanta; (iv) unrealized mark-to-market adjustments on our investment in a publicly traded company vary from period to period based on fluctuations in the market price of such company’s common stock; (v) gains and losses on the sale of investments vary from period to period depending on activity; (vi) asset impairment charges can vary from period to period depending on economic and other factors; and (vii) change in fair value of contingent consideration liabilities varies from period to period depending on the performance in post-acquisition periods of certain acquired businesses, the effect of present value accretion on fair value calculations and changes in the estimated fair value of amounts based on the impact of interest rates. Because EBITDA and adjusted EBITDA, as defined, exclude some, but not all, items that affect net income attributable to common stock, such measures may not be comparable to similarly titled measures of other companies. The most comparable GAAP financial measure, net income attributable to common stock, and information reconciling the GAAP and non-GAAP financial measures, are included below. The following table shows dollars in thousands.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income attributable to common stock (GAAP as reported)	$155,956	$174,365	$328,617	$381,159
Interest and other financing expenses	33,566	17,259	86,933	42,843
Interest income	(436)	(72)	(727)	(3,098)
Provision for income taxes	72,890	61,581	120,698	116,256
Depreciation expense	73,507	61,616	218,420	186,480
Amortization of intangible assets	67,147	22,772	290,843	65,418
Interest, income taxes and depreciation included in equity in earnings of integral unconsolidated affiliates	3,165	2,825	11,005	6,476
EBITDA	405,795	340,346	1,055,789	795,534
Non-cash stock-based compensation	26,648	21,642	77,730	64,252
Acquisition and integration costs (1)	13,401	6,193	42,723	9,521
Equity in (earnings) losses of non-integral unconsolidated affiliates	(2,944)	(526)	(17,893)	(1,869)
Unrealized loss from mark-to-market adjustment on investment (2)	26,462	—	76,509	—
Gain on sale of investment (3)	—	—	(6,696)	—
Asset impairment charges (4)	—	—	2,800	2,319
Change in fair value of contingent consideration liabilities	(1,924)	(787)	4,054	(1,360)
Adjusted EBITDA	$467,438	$366,868	$1,235,016	$868,397
(1)    The amounts for the three and nine months ended September 30, 2022 include, among other things, $11.0 million and $34.0 million of expenses that are associated with change of control payments as a result of the acquisition of Blattner.
(2)     The amounts for the three and nine months ended September 30, 2022 represent decreases in the fair value of our investment, which are based on the market price of the common stock of Starry, a publicly traded company.
(3)     The amount for the nine months ended September 30, 2022 represents a gain as a result of the sale of our non-controlling ownership interest in a technology company.
(4)     The amount for the nine months ended September 30, 2022 represents an asset impairment charge primarily related to the discontinued use of the right-of-use asset associated with our prior corporate headquarters in connection with our move to a new headquarters in September 2022. The amount for the nine months ended September 30, 2021 represents an asset impairment charge related to certain equipment that was not utilized in our core operations and was subsequently sold.
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
As of September 30, 2022 and December 31, 2021, MSAs accounted for 55% of our estimated 12-month backlog and 65% and 67% of our total backlog. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts can be terminated on short notice even if we are not in default. We determine the estimated backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining estimated backlog. As a result, estimates for remaining performance obligations and backlog are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies (including the COVID-19 pandemic) and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.
The following table reconciles total remaining performance obligations to our backlog (a non-GAAP financial measure) by reportable segment along with estimates of amounts expected to be realized within 12 months (in thousands):

	September 30, 2022		December 31, 2021
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Solutions
Remaining performance obligations	$2,207,737	$2,854,847	$2,002,862	$2,769,106
Estimated orders under MSAs and short-term, non-fixed price contracts	4,987,105	10,126,733	4,492,038	9,447,765
Backlog	$7,194,842	$12,981,580	$6,494,900	$12,216,871

Renewable Energy Infrastructure Solutions
Remaining performance obligations	$2,305,314	$2,917,067	$2,178,846	$2,428,408
Estimated orders under MSAs and short-term, non-fixed price contracts	70,150	116,922	65,618	120,237
Backlog	$2,375,464	$3,033,989	$2,244,464	$2,548,645

Underground Utility and Infrastructure Solutions
Remaining performance obligations	$899,476	$1,062,252	$637,843	$697,881
Estimated orders under MSAs and short-term, non-fixed price contracts	1,958,278	3,796,809	1,934,826	3,810,829
Backlog	$2,857,754	$4,859,061	$2,572,669	$4,508,710

Total
Remaining performance obligations	$5,412,527	$6,834,166	$4,819,551	$5,895,395
Estimated orders under MSAs and short-term, non-fixed price contracts	7,015,533	14,040,464	6,492,482	13,378,831
Backlog	$12,428,060	$20,874,630	$11,312,033	$19,274,226

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

Cash Requirements and Capital Allocation
Cash Requirements. The following table summarizes, as of September 30, 2022, our cash requirements from contractual obligations that are due within the twelve months subsequent to September 30, 2022 and thereafter, excluding certain amounts discussed below (in thousands):

	Due by September 30, 2023	Due Thereafter	Total
Long-term debt, including current portion - principal	$30,914	$3,891,843	$3,922,757
Long-term debt - cash interest (1)	64,149	617,708	681,857
Operating lease obligations (2)	80,916	181,204	262,120
Operating lease obligations that have not yet commenced (3)	926	11,302	12,228
Finance lease obligations (3)	1,536	2,079	3,615
Short-term lease obligations (4)	16,893	—	16,893
Deferral of employer portion of payroll tax payments	54,435	—	54,435
Equipment purchase commitments (5)	190,132	—	190,132
Capital commitment related to investments in unconsolidated affiliates (6)	607	10,495	11,102
Total cash requirements from contractual obligations	$440,508	$4,714,631	$5,155,139
(1)    Amounts represent cash interest and other financing expenses associated primarily with our senior notes and financing transactions arising from the exercise of our equipment rental purchase options. Interest related to the term loan under our senior credit facility is not included due to its variable interest rate, and interest related to revolving borrowings under our senior credit facility and notes issued under our commercial paper program are not included due to the frequent short maturity of these borrowings. Assuming the principal amount outstanding and interest rate in effect as of September 30, 2022 with respect to these borrowings under our senior credit facility and commercial paper program remained the same, the annual cash interest expense would be approximately $56.2 million, payable until October 8, 2026, the maturity date of our senior credit facility. Additionally, the recent increase in the federal funds interest rate, as well as expected additional increases to such rate, is expected to increase the interest rate on amounts borrowed under our senior credit facility and the notes issued under our commercial paper program in future periods. Furthermore, our interest expense may be impacted in future periods as a result of the establishment of Term SOFR as the benchmark rate for borrowings under our senior credit facility (to replace LIBOR).
(2)    Amounts represent undiscounted operating and finance lease obligations as of September 30, 2022. The corresponding amounts recorded on our September 30, 2022 condensed consolidated balance sheet represent the present value of these amounts.
(3)    Amounts represent undiscounted operating lease obligations that have not commenced as of September 30, 2022. The operating lease obligations will be recorded on our condensed consolidated balance sheet beginning on the commencement date of each lease.
(4)    Amount represents short-term lease obligations that are not recorded on our September 30, 2022 condensed consolidated balance sheet due to our accounting policy election. Month-to-month rental expense associated primarily with certain equipment rentals is excluded from these amounts because we are unable to accurately predict future rental amounts.
(5)    Amount represents capital committed for the expansion of our vehicle fleet. Although we have committed to the purchase of these vehicles/equipment at the time of their delivery, we expect that these orders will be assigned to third-party leasing companies and made available to us under certain of our master equipment lease agreements. Not included in the above table is $4.7 million of purchase commitments related to fiber optic cable to be purchased over a two-year period beginning in October of 2022.
(6)     Amounts represent outstanding capital commitments associated with investments in unconsolidated affiliates.
Contingent Obligations. We have various contingent obligations that could require the use of cash or impact the collection of cash in future periods; however, we are unable to accurately predict the timing and estimate the amount of such contingent obligations as of September 30, 2022. These contingent obligations generally include, among other things:
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
Capital Allocation. Our capital deployment priorities that require the use of cash include: (i) working capital to fund ongoing operating needs, (ii) capital expenditures to meet anticipated demand for our services, (iii) acquisitions and investments to facilitate the long-term growth and sustainability of our business, and (iv) return of capital to stockholders, including through the payment of dividends and repurchases of our outstanding common stock and/or debt securities. Our industry is capital intensive, and we expect substantial capital expenditures and commitments for equipment purchases and equipment lease and rental arrangements to be needed into the foreseeable future in order to meet anticipated demand for our services. We expect capital expenditures for property and equipment purchases for the year ended December 31, 2022 to be approximately $400 million. In line with our past practices, which are set forth in further detail below, we also expect to continue to allocate significant capital to strategic acquisitions and investments, as well as to pay dividends and to repurchase our outstanding common stock and/or debt securities.
Significant Sources of Cash
We anticipate that our future cash flows from operating activities, cash and cash equivalents on hand, existing borrowing capacity under our senior credit facility and commercial paper program and ability to access capital markets for additional capital will provide sufficient funds to enable us to meet our cash requirements described above for the next twelve months and over the longer term.
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

Our available commitments under our senior credit facility and cash and cash equivalents as of September 30, 2022 were as follows (in thousands):

September 30, 2022
Total capacity available for revolving loans, credit support for commercial paper program and letters of credit	$2,640,000
Less:
Borrowings of revolving loans	202,360
Commercial paper program notes outstanding(1)	400,450
Letters of credit outstanding	410,301
Available commitments for revolving loans, credit support for commercial paper program and letters of credit	1,626,889
Plus:
Cash and cash equivalents	215,395
Total available commitments under senior credit facility and cash and cash equivalents	$1,842,284
(1)    Represents unsecured notes issued under our commercial paper program, which allows for the issuance of notes up to a maximum aggregate face amount of $1.0 billion outstanding at any time. Available commitments for revolving loans under our senior credit facility must be maintained to provide credit support for notes issued under our commercial paper program, and therefore such notes effectively reduce the available borrowing capacity under our senior credit facility.
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
Sources and Uses of Cash, Cash Equivalents and Restricted Cash During the Three and Nine Months Ended September 30, 2022 and 2021
In summary, our cash flows for each period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net cash provided by operating activities	$343,362	$17,876	$547,183	$332,437
Net cash used in investing activities	$(264,728)	$(96,536)	$(475,746)	$(415,713)
Net cash provided by (used in) financing activities	$(12,806)	$1,563,590	$(83,722)	$1,594,826

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
Net cash provided by operating activities during the three and nine months ended September 30, 2022 was positively impacted by an increase in net income adjusted for non-cash items as compared to the three and nine months ended September 30, 2021. This increase was partially offset by the negative impact of increased working capital requirements associated with higher levels of revenues and the large renewable transmission project in Canada. For additional information about the change orders and claims associated with this project, see Contract Estimates and Changes in Estimates in Note 4 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Net cash provided by operating activities during the three and nine months ended September 30, 2021 was negatively impacted by high working capital requirements, including with respect to significant increases in work on the large renewable transmission project in Canada described above and a large electric transmission project.
Days sales outstanding (DSO) represents the average number of days it takes revenues to be converted into cash, which management believes is an important metric for assessing liquidity. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets less contract liabilities, divided by average revenues per day during the quarter. DSO as of September 30, 2022 was 81 days, which was lower than DSO of 89 days as of September 30, 2021 and comparable to our five-year historical average DSO of 82 days. This decrease in DSO as compared to September 30, 2021 was primarily due to the favorable impact of the acquisition of Blattner, which has historically had a lower DSO than certain of our other larger operating companies. This decrease in DSO was partially offset by increased working capital requirements primarily related to the large renewable transmission project in Canada and the timing of the associated billings.
Investing Activities
Net cash used in investing activities in the three months ended September 30, 2022 included $173.0 million related to acquisitions and $106.0 million of capital expenditures. Partially offsetting these items was $18.2 million of proceeds from the sale of property and equipment. Net cash used in investing activities in the nine months ended September 30, 2022 included $337.5 million of capital expenditures, $177.8 million related to acquisitions, and $20.6 million of cash paid for equity and other investments. Partially offsetting these items were $42.6 million of proceeds from the sale of property and equipment and $16.9 million of cash received from investments.
Net cash used in investing activities in the three months ended September 30, 2021 included $74.6 million of capital expenditures and $33.3 million related to acquisitions. Partially offsetting these items was $16.4 million of proceeds from the sale of property and equipment. Net cash used in investing activities in the nine months ended September 30, 2021 included $233.0 million of capital expenditures; $119.5 million of cash paid for equity and other investments, which primarily related to the acquisition of a minority interest in Starry; and $101.4 million related to acquisitions. These items were partially offset by $35.1 million of proceeds from the sale of property and equipment.
Our industry is capital intensive, and we expect substantial capital expenditures and commitments for equipment purchases and equipment lease and rental arrangements to be needed for the foreseeable future in order to meet anticipated demand for our services. We also have various other capital commitments that are detailed in Cash Requirements and Capital Allocation above. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or amount of the cash needed for these initiatives.
Financing Activities
Net cash used in financing activities in the three months ended September 30, 2022 included $20.8 million of cash payments for common stock repurchases, $10.1 million of cash payments for dividends and dividend equivalents and $7.6 million of distributions to non-controlling interests. These items were partially offset by $30.7 million of net borrowings under our senior credit facility and commercial paper program. Net cash used in financing activities in the nine months ended September 30, 2022 included $115.1 million of cash payments for common stock repurchases, $78.6 million of cash payments to satisfy tax withholding obligations associated with stock-based compensation, $31.0 million of cash payments for dividends and cash dividend equivalents; $15.6 million of net repayments of short-term debt and $8.0 million of net distributions to non-controlling interests. These items were partially offset by $172.8 million of net borrowings under our senior credit facility and commercial paper program.
On September 23, 2021, we received net proceeds from the issuance of the 0.950% senior notes due October 2024, the 2.350% senior notes due January 2032 and the 3.050% senior notes due October 2041 notes of $1.49 billion, net of the original issue discount and underwriting discounts but not net of deferred financing costs paid or accrued by us. Deferred financing costs paid directly by us during the three months ended September 30, 2021 were $5.1 million, $0.7 million of which related to the September 2021 issuance of such senior notes and $4.4 million of which related to the bridge facility commitment entered into, but ultimately not utilized, in connection with our acquisition of Blattner. Although not reflected in the three or nine months ended September 30, 2021 condensed consolidated statements of cash flows, we used these proceeds, together with borrowings under our senior credit facility, to acquire Blattner in October 2021.
Net cash provided by financing activities in the three months ended September 30, 2021 also included $98.4 million of net borrowings under our senior credit facility and $13.6 million of net borrowings of short-term debt. These items were partially offset by $17.8 million of cash payments for common stock repurchases and $8.4 million of cash payments for dividends and cash dividend equivalents. Net cash provided by financing activities in the nine months ended September 30, 2021 included $267.7 million of net borrowings under our senior credit facility and $9.4 million of net borrowings of short-term debt, partially offset by $66.7 million of cash payments for common stock repurchases, $63.1 million of cash payments to satisfy tax withholding obligations associated with stock-based compensation, and $25.6 million of cash payments for dividends and cash dividend equivalents.
We expect to continue to utilize cash for similar financing activities in the future, including repayments under our senior credit facility and commercial paper program, payment of cash dividends and repurchases of our common stock and/or debt securities.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2022. Refer to the information on financial market risk related to changes in interest rates and currency exchange rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our 2021 Annual Report. Our primary exposure to market risk relates to unfavorable changes in concentration of credit risk, interest rates and currency exchange rates. As described further in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report, in August 2022 we entered into an amendment to our senior credit facility that, among other things, established Term SOFR as the benchmark rate for borrowings under our senior credit facility (from LIBOR).

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
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act, as such disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Evaluation of Internal Control over Financial Reporting
As described in Item 9A. Controls and Procedures of Part II of our 2021 Annual Report, we acquired Blattner and nine other businesses in 2021. We also acquired one business in 2022. We are in the process of integrating certain of these acquired business into our overall internal control over financial reporting process.
Except as noted above, there has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities During the Third Quarter of 2022
The following table contains information about our purchases of equity securities during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1 - 31, 2022
Open Market Stock Repurchases (1)	70,135	$130.23	70,135	$368,375,604
Tax Withholding Obligations (2)	5,838	$129.76	—
August 1 - 31, 2022
Open Market Stock Repurchases (1)	29,790	$137.18	29,790	$364,289,099
Tax Withholding Obligations (2)	9,376	$141.10	—
September 1 - 30, 2022
Open Market Stock Repurchases (1)	58,574	$133.38	58,574	$356,476,301
Tax Withholding Obligations (2)	1,959	$133.80	—
Total	175,672		158,499	$356,476,301

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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
As of the end of September 2022, we moved our corporate headquarters to 2727 North Loop West, Houston, Texas 77008. As a result, stockholders who desire to submit a stockholder proposal for inclusion in Quanta’s proxy materials for the 2023 annual meeting of stockholders or submit a nominee for election to Quanta’s Board of Directors for consideration at the 2023 annual meeting of stockholders should address such proposals to the Corporate Secretary, Quanta Services, Inc., 2727 North Loop West, Houston, Texas 77008. For additional requirements related to such proposals and nominations, see Quanta’s definitive proxy statement for the Company’s 2022 annual meeting of stockholders, which was filed with the SEC on April 14, 2022.

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
10.1
Form of Commercial Paper Dealer Agreement between Quanta Services, Inc. and the Dealer party thereto (previously filed as Exhibit 10.1 to Quanta's Form 8-K filed August 24, 2022 and incorporated herein by reference)

10.2
Eleventh Amendment to Fourth Amended and Restated Credit Agreement, dated as of August 23, 2022, among Quanta Services, Inc., as a borrower and the guarantor, certain subsidiaries of Quanta Services, Inc., as borrowers, the lenders party thereto and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.2 to Quanta's Form 8-K filed August 24, 2022 and incorporated herein by reference)

10.3	*^	Amended and Restated Employment Agreement dated as of July 18, 2022 by and between Quanta Services, Inc. and Jayshree Desai
31.1	*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	*	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	*
The following financial statements from Quanta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and with detailed tags

104	*	The cover page from Quanta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101)
_______________________________________

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTA SERVICES, INC.

By:	/s/ PAUL M. NOBEL
Paul M. Nobel Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: November 3, 2022