Form 10-Q
period 2023-03-31
QUANTA SERVICES, INC.
filed 2023-05-04
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of May 2, 2023, the number of outstanding shares of Common Stock of the registrant was 145,175,564.

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
•The potential benefits from, and future financial and operational performance of, acquired businesses and our investments;
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
•The expected impact of global and domestic economic conditions on our business, financial condition, results of operations, cash flows, liquidity and demand for our services, including inflation, interest rates, recessionary economic conditions and commodity prices and production volumes;
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
•Expectations regarding the outcome of pending or threatened legal proceedings, as well as the collection of amounts awarded in legal proceedings; and
•Expectations with respect to our ability to reduce our debt and maintain our current credit ratings.
These forward-looking statements are not guarantees of future performance; rather they involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or are beyond our control and reflect management’s beliefs and assumptions based on information available at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be inaccurate or incorrect. These statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:
•Market, industry, economic, financial or political conditions that are outside of our control, including economic, energy, infrastructure and environmental policies and plans that are adopted or proposed by the U.S. federal and state governments or other governments in territories or countries in which we operate, inflation, interest rates, recessionary economic conditions, deterioration of global or specific trade relationships, and geopolitical conflicts and political unrest;
•Quarterly variations in our operating and financial results, liquidity, financial condition, cash flows, capital requirements, and reinvestment opportunities;
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
•Unexpected costs, liabilities, fines or penalties that may arise from legal proceedings, indemnity obligations, reimbursement obligations associated with letters of credit or bonds, multiemployer pension plans or other claims or actions asserted against us, including amounts that are not covered by, or are in excess of the coverage under, our third-party insurance;
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
•Our dependence on suppliers, subcontractors, equipment manufacturers and other third parties and the impact of, among other things, inflationary pressure and regulatory, supply chain and logistical challenges on these third parties;
•Estimates and assumptions related to our financial results, remaining performance obligations and backlog;
•Our inability to attract, the potential shortage of, and increased costs with respect to skilled employees, as well as our ability to retain and attract key personnel and qualified employees;
•Our dependence on fixed price contracts and the potential that we incur losses with respect to these contracts;
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
•Competition in our business, including our ability to effectively compete for new projects and market share, as well as technological advancements and market developments that could reduce demand for our services;
•The failure of existing or potential legislative actions and initiatives to result in increased demand for our services or budgetary or other constraints that may reduce or eliminate tax incentives or government funding for projects, including renewable energy projects, which may result in project delays or cancellations;
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
•Risks associated with operating in international markets and U.S. territories, including instability of governments, significant currency exchange fluctuations, and compliance with unfamiliar legal and labor systems and cultural practices, the U.S. Foreign Corrupt Practices Act and other applicable anti-bribery and anti-corruption laws, and complex U.S. and foreign tax regulations and international treaties;
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
•The impact of the unionized portion of our workforce on our operations;
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
•New or changed tax laws, treaties or regulations or the inability to realize deferred tax assets; and
•The other risks and uncertainties described elsewhere herein, including in Item 1A. Risk Factors of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report), and as may be detailed from time to time in our other public filings with the U.S. Securities and Exchange Commission (SEC).
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$217,115	$428,505
Accounts receivable, net	3,644,623	3,674,525
Contract assets	1,287,454	1,080,206
Inventories	159,164	103,265
Prepaid expenses and other current assets	262,230	249,569
Total current assets	5,570,586	5,536,070
Property and equipment, net	2,191,205	2,030,464
Operating lease right-of-use assets	240,718	229,691
Other assets, net	663,954	622,736
Other intangible assets, net	1,499,574	1,458,631
Goodwill	3,873,098	3,586,745
Total assets	$14,039,135	$13,464,337
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$39,691	$37,495
Current portion of operating lease liabilities	76,410	74,052
Accounts payable and accrued expenses	2,168,174	2,153,129
Contract liabilities	1,143,041	1,141,518
Total current liabilities	3,427,316	3,406,194
Long-term debt, net of current maturities	4,084,408	3,692,432
Operating lease liabilities, net of current portion	181,516	171,512
Deferred income taxes	236,220	227,861
Insurance and other non-current liabilities	587,721	567,519
Total liabilities	8,517,181	8,065,518
Commitments and Contingencies
Equity:
Common stock, $0.00001 par value, 600,000,000 shares authorized, 173,537,555 and 170,638,525 shares issued, and 145,160,159 and 142,930,598 shares outstanding	2	2
Additional paid-in capital	2,869,141	2,718,988
Retained earnings	4,246,158	4,163,212
Accumulated other comprehensive loss	(309,577)	(310,677)
Treasury stock, 28,377,396 and 27,707,927 common shares	(1,292,308)	(1,188,061)
Total stockholders’ equity	5,513,416	5,383,464
Non-controlling interests	8,538	15,355
Total equity	5,521,954	5,398,819
Total liabilities and equity	$14,039,135	$13,464,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues	$4,428,826	$3,965,525
Cost of services	3,855,631	3,417,354
Gross profit	573,195	548,171
Equity in earnings of integral unconsolidated affiliates	9,620	15,152
Selling, general and administrative expenses	(384,552)	(324,887)
Amortization of intangible assets	(72,403)	(115,751)
Change in fair value of contingent consideration liabilities	—	(5,169)
Operating income	125,860	117,516
Interest and other financing expenses	(41,693)	(24,728)
Interest income	1,516	69
Other income (expense), net	7,866	(1,273)
Income before income taxes	93,549	91,584
(Benefit from) provision for income taxes	(3,421)	6,556
Net income	96,970	85,028
Less: Net income attributable to non-controlling interests	1,924	387
Net income attributable to common stock	$95,046	$84,641

Earnings per share attributable to common stock:
Basic	$0.66	$0.59
Diluted	$0.64	$0.57

Shares used in computing earnings per share:
Weighted average basic shares outstanding	144,467	143,541
Weighted average diluted shares outstanding	148,661	148,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income	$96,970	$85,028
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	309	13,528
Other income (loss)	791	(253)
Other comprehensive income, net of taxes	1,100	13,275
Comprehensive income	98,070	98,303
Less: Comprehensive income attributable to non-controlling interests	1,924	387
Comprehensive income attributable to common stock	$96,146	$97,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$96,970	$85,028
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	78,382	70,954
Amortization of intangible assets	72,403	115,751
Equity in earnings of unconsolidated affiliates, net of distributions	18,452	(20,490)
Unrealized loss from mark-to-market adjustment on investment	—	8,393
Gains on sales of investments	(2,401)	(6,696)
Amortization of discounts and deferred financing costs	8,122	1,458
Gain on sale of property and equipment	(3,511)	(2,193)
Increase in provision for credit losses	2,358	133
Deferred income tax benefit	(11,997)	(8,098)
Non-cash stock-based compensation	27,451	22,992
Foreign currency (gain) loss	(245)	1,581
Change in fair value of contingent consideration liabilities	—	5,169
Payments for contingent consideration liabilities recorded in earnings	(247)	(63)
Changes in assets and liabilities, net of non-cash transactions	(247,328)	(188,829)
Net cash provided by operating activities	38,409	85,090
Cash Flows from Investing Activities:
Capital expenditures	(80,319)	(109,937)
Proceeds from sale of property and equipment	10,356	8,810
Proceeds from insurance settlements related to property and equipment	395	191
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(452,252)	—
Investments in unconsolidated affiliates and other	(5,492)	(8,319)
Proceeds from the sale or settlement of certain investments	39,069	16,460
Cash paid for intangible assets	(381)	(274)
Net cash used in investing activities	(488,624)	(93,069)
Cash Flows from Financing Activities:
Borrowings under credit facility and commercial paper program	4,431,075	1,369,151
Payments under credit facility and commercial paper program	(4,050,437)	(1,301,146)
Payments on other long-term debt	(3,126)	(2,079)
Net borrowings (repayments) of short-term debt	175	(15,703)
Payments of financing costs	—	(48)
Payments for contingent consideration liabilities recorded at acquisition date	(4,753)	(1,514)
Distributions to non-controlling interests, net of contributions received	(8,741)	(538)
Payments related to tax withholding for share-based compensation	(108,689)	(11,252)
Payments of dividends	(12,817)	(10,842)
Repurchase of common stock	—	(9,479)
Net cash provided by financing activities	242,687	16,550

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,562)	378

Net (decrease) increase in cash, cash equivalents and restricted cash	(209,090)	8,949
Cash, cash equivalents and restricted cash, beginning of period	433,214	231,887
Cash, cash equivalents and restricted cash, end of period	$224,124	$240,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2022	142,930,598	$2	$2,718,988	$4,163,212	$(310,677)	$(1,188,061)	$5,383,464	$15,355	$5,398,819
Other comprehensive income	—	—	—	—	1,100	—	1,100	—	1,100
Acquisitions	1,018,946		123,503			—	123,503	—	123,503
Stock-based compensation activity	1,210,615	—	26,650	—	—	(104,247)	(77,597)	—	(77,597)
Dividends declared ($0.08 per share)	—	—	—	(12,100)	—	—	(12,100)	—	(12,100)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8,741)	(8,741)
Net income	—	—	—	95,046	—	—	95,046	1,924	96,970
Balance, March 31, 2023	145,160,159	$2	$2,869,141	$4,246,158	$(309,577)	$(1,292,308)	$5,513,416	$8,538	$5,521,954

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2021	142,633,934	$2	$2,615,410	$3,714,843	$(237,689)	$(980,265)	$5,112,301	$4,620	$5,116,921
Other comprehensive income	—	—	—	—	13,275	—	13,275	—	13,275
Stock-based compensation activity	1,216,468	—	21,830	—	—	(73,643)	(51,813)	—	(51,813)
Common stock repurchases	(84,798)	—	—	—	—	(10,426)	(10,426)	—	(10,426)
Dividends declared ($0.07 per share)	—	—	—	(10,459)	—	—	(10,459)	—	(10,459)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(538)	(538)
Net income	—	—	—	84,641	—	—	84,641	387	85,028
Balance, March 31, 2022	143,765,604	$2	$2,637,240	$3,789,025	$(224,414)	$(1,064,334)	$5,137,519	$4,469	$5,141,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

1. BUSINESS AND ORGANIZATION, BASIS OF PRESENTATION AND ACCOUNTING POLICIES:
Quanta Services, Inc. (together with its subsidiaries, Quanta) is a leading provider of comprehensive infrastructure solutions for the electric and gas utility, renewable energy, communications, pipeline and energy industries in the United States, Canada, Australia and select other international markets.
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP), have been condensed or omitted pursuant to those rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta’s Annual Report on Form 10-K for the year ended December 31, 2022. Quanta believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations and comprehensive income for the interim periods are not necessarily indicative of the results for the entire fiscal year. The results of Quanta have historically been subject to significant seasonal fluctuations.

2. NEW ACCOUNTING PRONOUNCEMENTS:
Recently Adopted Guidance
In October 2021, the Financial Accounting Standards Board (FASB) issued an update that requires recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with FASB ASC 606 (Revenue from Contracts with Customers). At the acquisition date, an acquirer should account for the related contract revenue in accordance with FASB ASC 606. This update is effective for interim and annual periods beginning after December 15, 2022, with amendments generally applied prospectively. Quanta adopted this update effective January 1, 2023, and it did not have a material impact on Quanta’s consolidated financial statements.
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

3. REVENUE RECOGNITION AND RELATED BALANCE SHEET ACCOUNTS:
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables present Quanta’s revenue disaggregated by contract type and by geographic location, as determined by the job location (in thousands):

	Three Months Ended March 31,
	2023		2022
By contract type:
Fixed price contracts	$1,934,888	43.7%	$1,689,635	42.6%
Unit-price contracts	1,497,394	33.8	1,357,602	34.2
Cost-plus contracts	996,544	22.5	918,288	23.2
Total revenues	$4,428,826	100.0%	$3,965,525	100.0%

	Three Months Ended March 31,
	2023		2022
By primary geographic location:
United States	$3,666,365	82.8%	$3,323,969	83.8%
Canada	542,360	12.2	550,905	13.9
Australia	154,677	3.5	55,201	1.4
Others	65,424	1.5	35,450	0.9
Total revenues	$4,428,826	100.0%	$3,965,525	100.0%

Under fixed-price contracts, as well as unit-price contracts with more than an insignificant amount of partially completed units, revenue is recognized as performance obligations are satisfied over time, with the percentage completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 50.1% and 51.2% of Quanta’s revenues recognized during the three months ended March 31, 2023 and 2022 were associated with this revenue recognition method.
Performance Obligations
As of March 31, 2023 and December 31, 2022, the aggregate transaction price allocated to unsatisfied or partially satisfied performance obligations was approximately $10.26 billion and $8.80 billion, with 72.0% and 72.1% expected to be recognized in the subsequent twelve months. These amounts represent management’s estimates of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work had not yet begun as of such dates. For purposes of calculating remaining performance obligations, Quanta includes all estimated revenues attributable to consolidated joint ventures and variable interest entities, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized, and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under MSAs and non-fixed price contracts expected to be completed within one year.
Contract Estimates and Changes in Estimates
Actual revenues and project costs can vary, sometimes substantially, from previous estimates due to changes in a variety of factors, including unforeseen or changed circumstances not included in Quanta’s cost estimates or covered by its contracts. Some of the factors that can result in positive changes in estimates on projects include successful execution through project risks, reduction of estimated project costs or increases of estimated revenues. Some of the factors that can result in negative changes in estimates include concealed or unknown site conditions; changes to or disputes with customers regarding the scope of services; changes in estimates related to the length of time to complete a performance obligation; changes or delays with respect to permitting and regulatory requirements and materials; changes in the cost of equipment, commodities, materials or skilled labor; unanticipated costs or claims due to delays or failure to perform by customers or third parties; customer failure to provide required materials or equipment; errors in engineering, specifications or designs; project modifications; adverse weather conditions, natural disasters, and other emergencies; and performance and quality issues causing delay (including payment of liquidated damages) or requiring rework or replacement. Any changes in estimates could result in changes to profitability or losses associated with the related performance obligations.

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
As of March 31, 2023 and December 31, 2022, Quanta had recognized revenues of $631.6 million and $549.3 million related to change orders and claims included as contract price adjustments primarily in “Contract assets” in the accompanying consolidated balance sheets. These change orders and claims were in the process of being negotiated in the normal course of business and represent management’s estimates of additional contract revenues that have been earned and are probable of collection.
The largest component of the revenues recognized related to change orders and claims as of March 31, 2023 and of the increase relative to December 31, 2022 is associated with a large renewable transmission project in Canada. During 2021 and the first half of 2022, decreased productivity and additional costs arose from delays, administrative requirements and labor issues due to the COVID-19 pandemic, including incremental governmental requirements and worksite restrictions. Additionally, during the three months ended March 31, 2023, access delays, logistical challenges and other issues outside of Quanta’s control increased costs on the project.
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
Revenues were positively impacted by 0.1% and 0.8% during the three months ended March 31, 2023 and 2022 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2022 and 2021.
Operating results for the three months ended March 31, 2023 were impacted by less than 5% of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress as of December 31, 2022. There were no material changes in estimates on any individual project.
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
Contract Assets and Liabilities
Contract assets and liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Contract assets	$1,287,454	$1,080,206
Contract liabilities	$1,143,041	$1,141,518
Contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; and unapproved change orders and contract claims recognized as revenues. The increase in contract assets from December 31, 2022 to March 31, 2023 was primarily due to additional unapproved change orders and claims related to the large renewable transmission project in Canada described above as well as progress on other jobs in which there was a lag in the timing of billings.
During the three months ended March 31, 2023, Quanta recognized revenue of approximately $641.1 million related to contract liabilities outstanding as of the end of the prior year.
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
Quanta’s historical loss ratio and its determination of its risk pools, which are used to calculate expected credit losses, may be adjusted for changes in customer credit concentrations within its portfolio of financial assets, its customers’ ability to pay, and other considerations, such as economic and market changes, changes to regulatory or technological environments affecting customers and the consistency between current and forecasted economic conditions and historical economic conditions used to derive historical loss ratios. At the end of each quarter, management reassesses these and other relevant factors, including the impact of uncertainty and challenges in the overall economy and in Quanta’s industries and markets, which currently include inflationary pressure, supply chain and other logistical challenges and increased interest rates.
Additional allowance for credit losses is established for financial asset balances with specific customers where collectability has been determined to be improbable based on customer specific facts and circumstances. Quanta considers accounts receivable delinquent after 30 days but, absent certain specific considerations, generally does not consider such amounts delinquent in its credit loss analysis unless the accounts receivable are at least 120 days past due. In addition, management monitors the credit quality of its receivables by, among other things, obtaining credit ratings for significant customers, assessing economic and market conditions and evaluating material changes to a customer’s business, cash flows and financial condition. Should anticipated recoveries relating to receivables fail to materialize, including anticipated recoveries relating to bankruptcies or other workout situations, Quanta could experience reduced cash flows and losses in excess of current allowances provided.
Accounts receivable are written-off against the allowance for credit losses if they are deemed uncollectible.
Activity in Quanta’s allowance for credit losses consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Balance at beginning of period	$15,644	$49,749
Increase in provision for credit losses	2,358	133
Write-offs charged against the allowance net of recoveries of amounts previously written off	(1,472)	34
Balance at end of period	$16,530	$49,916
Provision for credit losses is included in “Selling, general and administrative expenses” in the consolidated statements of operations.
Quanta is subject to concentrations of credit risk related primarily to its receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and contract assets for services Quanta has performed for customers. Quanta grants credit under normal payment terms, generally without collateral. One customer within the Renewable Energy Infrastructure Solutions segment represented 15% and 13% of Quanta’s consolidated receivable position as of March 31, 2023 and December 31, 2022. Another customer, primarily in Quanta’s Electric Power Infrastructure Solutions and Renewable Energy Infrastructure Solutions segments, represented 11% of Quanta’s consolidated revenues for the three months ended March 31, 2022. No customer represented 10% or more of Quanta’s consolidated revenues for the three months ended March 31, 2023.
Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on Quanta’s experience in recent years, the majority of these retainage balances are expected to be collected within one year. Retainage balances with expected settlement dates within one year of March 31, 2023 and December 31, 2022 were $392.5 million and $397.6 million, which are included in “Accounts receivable.” Retainage balances with expected settlement dates beyond one year were $187.7 million and $136.2 million as of March 31, 2023 and December 31, 2022 and are included in “Other assets, net.”
Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date or when amounts arise from routine lags in billing. These balances do not include revenues recognized for work performed under fixed-price contracts and unit-price contracts with more than an insignificant amount of partially

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

completed units, as these amounts are recorded as “Contract assets.” As of March 31, 2023 and December 31, 2022, unbilled receivables included in “Accounts receivable” were $923.1 million and $823.9 million. The increase in unbilled receivables was primarily due to significant increases in work and certain delays in billing related to certain large customers. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $75.2 million and $59.6 million as of March 31, 2023 and December 31, 2022.

4. SEGMENT INFORMATION:
Quanta reports its results under three reportable segments described below:
•Electric Power Infrastructure Solutions (Electric Power). Quanta’s Electric Power segment provides comprehensive services for the electric power and communications markets.
•Renewable Energy Infrastructure Solutions (Renewable Energy). Quanta’s Renewable Energy segment provides comprehensive infrastructure solutions to customers that are involved in the renewable energy industry.
•Underground Utility and Infrastructure Solutions (Underground and Infrastructure). Quanta’s Underground and Infrastructure segment provides comprehensive infrastructure solutions to customers involved in the transportation, distribution, storage, development and processing of natural gas, oil and other products.
Corporate and Non-allocated Costs include corporate facility costs; non-allocated corporate salaries, benefits and incentive compensation; acquisition and integration costs; non-cash stock-based compensation; amortization related to intangible assets; asset impairment related to goodwill and intangible assets; and change in fair value of contingent consideration liabilities.
The following table sets forth segment revenues and segment operating income (loss) for the three months ended March 31, 2023 and 2022. The following table shows dollars in thousands:

	Three Months Ended March 31,
	2023		2022
Revenues:
Electric Power Infrastructure Solutions	$2,336,037	52.7%	$2,138,697	53.9%
Renewable Energy Infrastructure Solutions	1,008,300	22.8	875,632	22.1
Underground Utility and Infrastructure Solutions	1,084,489	24.5	951,196	24.0
Consolidated revenues	$4,428,826	100.0%	$3,965,525	100.0%
Operating income (loss):
Electric Power Infrastructure Solutions (1)	$215,149	9.2%	$203,419	9.5%
Renewable Energy Infrastructure Solutions	35,656	3.5%	69,942	8.0%
Underground Utility and Infrastructure Solutions	61,573	5.7%	48,175	5.1%
Corporate and Non-Allocated Costs (2)	(186,518)	(4.2)%	(204,020)	(5.1)%
Consolidated operating income	$125,860	2.8%	$117,516	3.0%
(1)    Includes equity in earnings of integral unconsolidated affiliates of $9.6 million and $15.2 million for the three months ended March 31, 2023 and 2022, primarily related to Quanta’s equity interest in LUMA Energy, LLC (LUMA).
(2)    Includes amortization expense of $72.4 million and $115.8 million and non-cash stock-based compensation of $27.5 million and $23.0 million for the three months ended March 31, 2023 and 2022.
Depreciation Expense Allocation
Separate measures of Quanta’s assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by management to evaluate segment performance. Quanta’s fixed assets are generally used on an interchangeable basis across its reportable segments. As such, for reporting purposes, total depreciation expense is allocated

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

each quarter among Quanta’s reportable segments based on the ratio of each reportable segment’s revenue contribution to consolidated revenues. The following table shows dollars in thousands:

	Three Months Ended
	March 31,
	2023	2022
Depreciation:
Electric Power Infrastructure Solutions	$42,085	$36,779
Renewable Energy Infrastructure Solutions	10,858	8,233
Underground Utility and Infrastructure Solutions	20,500	20,938
Corporate and Non-Allocated Costs	4,939	5,004
Consolidated depreciation	$78,382	$70,954
Foreign Operations
During the three months ended March 31, 2023 and 2022, Quanta derived $762.5 million and $641.6 million of its revenues from foreign operations. Of Quanta’s foreign revenues, 71% and 86% were earned in Canada during the three months ended March 31, 2023 and 2022. In addition, Quanta held property and equipment, net of $293.4 million and $298.0 million in foreign countries, primarily Canada, as of March 31, 2023 and December 31, 2022.

5. ACQUISITIONS:
The results of operations of acquired businesses have been included in Quanta’s consolidated financial statements since their respective acquisition dates.
In January 2023, Quanta acquired three businesses located in the United States including: a business that provides services related to high-voltage transmission lines, overhead and underground distribution, emergency restoration and industrial and commercial wiring and lighting (primarily included in the Electric Power segment); a business that procures parts, assembles kits for sale, manages logistics and installs solar tracking equipment for utility and development customers (primarily included in the Renewable Energy segment); and a business that provides concrete construction services (primarily included in the Electric Power and Renewable Energy segments). The consideration for these transactions consisted of approximately $463.5 million paid or payable in cash (subject to certain adjustments) and 1,018,946 shares of Quanta common stock, which had a fair value of $123.5 million as of the dates of the acquisitions.

In July 2022, Quanta acquired a business located in the United States that provides construction contracting services to utilities, specializing in trenching and underground pipeline and electrical conduit installation. The consideration for this transaction included $22.3 million paid or payable in cash (subject to certain adjustments). Additionally, the former owners of this business are eligible to receive a potential payment of contingent consideration to the extent the acquired business achieves certain financial performance targets over a five-year post-acquisition period. The results of the acquired business are primarily included in the Electric Power segment.
Purchase Price Allocation
Quanta is finalizing its purchase price allocations related to businesses acquired subsequent to March 31, 2022, and further adjustments to the purchase price allocations may occur, with possible updates primarily related to property and equipment, identifiable intangible assets, tax estimates and the finalization of closing working capital adjustments. The aggregate consideration paid or payable for businesses acquired between March 31, 2022 and March 31, 2023 was allocated to acquired assets and assumed liabilities, which resulted in an allocation of $186.6 million to net tangible assets, $126.1 million to identifiable intangible assets and $299.2 million to goodwill. The following table summarizes the fair value of total consideration transferred or estimated to be transferred and the fair value of assets acquired and liabilities assumed as of their respective acquisition dates as of March 31, 2023 for acquisitions completed in the three months ended March 31, 2023 (in

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

thousands):

Three Months Ended
March 31, 2023
Consideration:
Cash paid or payable	$463,482
Value of Quanta common stock issued	123,503
Fair value of total consideration transferred or estimated to be transferred	$586,985

Cash and cash equivalents	$14,832
Accounts receivable	46,389
Contract assets	195
Inventories	56,960
Prepaid expenses and other current assets	4,392
Property and equipment	146,150
Operating lease assets	14,189
Other assets	4,553
Identifiable intangible assets	113,020
Accounts payable and accrued liabilities	(61,872)
Contract liabilities	(3,071)
Operating lease liabilities, current	(2,552)
Deferred tax liabilities, net	(20,556)
Operating lease liabilities, non-current	(12,242)
Total identifiable net assets	300,387
Goodwill	286,598
Fair value of net assets acquired	$586,985
As of March 31, 2023, approximately $233.5 million of goodwill is expected to be deductible for income tax purposes related to acquisitions completed in the three months ended March 31, 2023.
The following table summarizes the estimated fair values of identifiable intangible assets for the acquisitions completed in the three months ended March 31, 2023 as of the acquisition dates and the related weighted average amortization periods by type (in thousands, except for weighted average amortization periods, which are in years).

	Three Months Ended
	March 31, 2023
	Estimated Fair Value	Weighted Average Amortization Period in Years
Customer relationships	$79,640	4.6
Backlog	16,115	0.9
Trade names	12,815	15.0
Non-compete agreements	4,450	5.0
Total intangible assets subject to amortization	$113,020
The significant estimates used by management in determining the fair values of customer relationship intangible assets include future revenues, discount rates and customer attrition rates. The following table includes the discount rates and

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

customer attrition rates used to determine the fair value of customer relationship intangible assets for businesses acquired during the three months ended March 31, 2023 as of the respective acquisition dates:

	Three Months Ended
	March 31, 2023
	Range	Weighted Average
Discount rates	15% to 19%	17%
Customer attrition rates	15% to 20%	19%
Contingent Consideration
As described above, certain business acquisitions have contingent consideration liabilities associated with the transactions. The aggregate fair value of these outstanding contingent consideration liabilities and their classification in the accompanying consolidated balance sheets is as follows (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable and accrued expenses	$—	$5,000
Insurance and other non-current liabilities	143,517	143,517
Total contingent consideration liabilities	$143,517	$148,517
The fair value determinations of contingent consideration liabilities incorporate significant inputs not observable in the market. Accordingly, the level of inputs used for these fair value measurements is Level 3. The following table includes the volatility factors, weighted average costs of capital and discount rates used to determine the fair value of contingent consideration liabilities during the three months ended March 31, 2023:

	Three Months Ended
	March 31, 2023
	Range	Weighted Average
Volatility factors	35.0% to 43.0%	35.2%
Weighted average cost of capital	14.0% to 15.50%	14.0%
Discount rates	4.06% to 6.20%	6.2%
The majority of Quanta’s outstanding contingent consideration liabilities are subject to a maximum payment amount, and the aggregate maximum payment amount of these liabilities totaled $321.7 million as of March 31, 2023. During the three months ended March 31, 2023 and 2022, Quanta settled certain contingent consideration liabilities with cash payments of $5.0 million and $1.6 million.
Pro Forma Results of Operations
The following unaudited supplemental pro forma results of operations for Quanta, which incorporate the acquisitions completed in the three months ended March 31, 2023 and the year ended December 31, 2022, have been provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future (in thousands).

	Three Months Ended
	March 31,
	2023	2022
Revenues	$4,428,826	$4,091,762
Net income attributable to common stock	$95,046	$84,567
The pro forma combined results of operations for the three months ended March 31, 2023 and 2022 were prepared by adjusting the historical results of Quanta to include the historical results of the businesses acquired in 2023 as if such acquisitions had occurred January 1, 2022. The pro forma combined results of operations for the three months ended March 31, 2022 were prepared by adjusting the historical results of Quanta to include the historical results of the business acquired in 2022 as if such acquisition had occurred January 1, 2021. These pro forma combined historical results were adjusted for the following: a reduction of interest and other financing expenses as a result of the repayment of outstanding indebtedness of the

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

acquired businesses; an increase in interest and other financing expenses as a result of the cash consideration paid; an increase in amortization expense due to the intangible assets recorded; elimination of inter-company sales; and changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs incurred by Quanta or any cost savings or other synergies that resulted or may result from the acquisitions.
Results of Operations
Revenues of $93.5 million and a loss before income taxes of $16.1 million, which includes $8.6 million of amortization expense and $17.8 million of acquisition-related costs, related to the acquisitions completed in 2023 are included in Quanta’s condensed consolidated results of operations for the three months ended March 31, 2023.

6. INVESTMENTS IN AFFILIATES AND OTHER ENTITIES:
Equity Investments
The following table presents Quanta’s equity investments by type (in thousands):

	March 31, 2023	December 31, 2022
Equity method investments - integral unconsolidated affiliates	$98,762	$101,251
Equity method investments - non-integral unconsolidated affiliates	29,088	55,833
Marketable equity securities	—	—
Non-marketable equity securities	54,152	54,134
Total equity investments	$182,002	$211,218
Equity Method Investments
During the three months ended December 31, 2022, Quanta entered into an agreement to sell one of its non-integral equity method investments. The transaction was subject to certain customary closing conditions that were satisfied in early 2023. As a result, a $25.9 million gain was recognized in the fourth quarter of 2022, $10.4 million of which is attributable to non-controlling interests. During the three months ended March 31, 2023, Quanta received cash of $56.6 million related to the sale of this investment, $8.7 million of which was distributed to non-controlling interests.
As of March 31, 2023 and December 31, 2022, Quanta had receivables of $21.3 million and $96.9 million from its integral affiliates and payables of $8.7 million and $9.3 million to its integral affiliates. During the three months ended March 31, 2023 and 2022, Quanta recognized revenues of $48.3 million and $25.1 million from services provided to its integral affiliates, primarily for services provided to LUMA at cost. In addition, during the three months ended March 31, 2023 and 2022, Quanta recognized costs of sales of $12.0 million and $50.4 million for services provided by other integral affiliates.
Total equity in earnings from integral unconsolidated affiliates were $9.6 million and $15.2 million for the three months ended March 31, 2023 and 2022. Total equity in earnings from non-integral unconsolidated affiliates were $1.6 million and $5.3 million for the three months ended March 31, 2023 and 2022 and included in “Other income (expense), net” in the accompanying condensed consolidated statements of income. As of March 31, 2023, retained earnings included $19.6 million related to the undistributed earnings of unconsolidated affiliates.
Marketable and Non-Marketable Equity Securities
As of March 31, 2023 and December 31, 2022, the fair value of Quanta’s investment in equity securities of Starry Group Holdings, Inc. (Starry) was zero and the unrealized loss related to these securities was $91.5 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Amounts attributable to common stock:
Net income attributable to common stock	$95,046	$84,641

Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	144,467	143,541
Effect of dilutive unvested non-participating stock-based awards	4,194	4,541
Weighted average shares outstanding for diluted earnings per share attributable to common stock	148,661	148,082

8. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
0.950% Senior Notes due October 2024	$500,000	$500,000
2.900% Senior Notes due October 2030	1,000,000	1,000,000
2.350% Senior Notes due January 2032	500,000	500,000
3.050% Senior Notes due October 2041	500,000	500,000
Borrowings under senior credit facility (including Term Loan)	942,100	786,910
Borrowings under commercial paper program	598,750	373,000
Other long-term debt	92,268	92,907
Finance leases	16,577	3,542
Unamortized discount and financing costs	(25,596)	(26,432)
Total long-term debt obligations	4,124,099	3,729,927
Less — Current maturities of long-term debt	39,691	37,495
Total long-term debt obligations, net of current maturities	$4,084,408	$3,692,432
Senior Notes
The interest amounts due on Quanta’s senior notes on each payment date are set forth below (dollars in thousands):

Title of the Notes	Interest Amount	Payment Dates	Commencement Date
0.950% Senior Notes due October 2024	$2,375	April 1 and October 1	April 1, 2022
2.900% Senior Notes due October 2030	$14,500	April 1 and October 1	April 1, 2021
2.350% Senior Notes due January 2032	$5,875	January 15 and July 15	July 15, 2022
3.050% Senior Notes due October 2041	$7,625	April 1 and October 1	April 1, 2022
The fair value of Quanta’s senior notes was $2.08 billion as of March 31, 2023, compared to a carrying value of $2.48 billion net of unamortized bond discount, underwriting discounts and deferred financing costs of $23.0 million. The fair value of the senior notes is based on the quoted market prices for the same issue, and the senior notes are categorized as Level 1 liabilities.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Senior Credit Facility
The credit agreement for Quanta’s senior credit facility (as amended, the credit agreement) provides for a $750.0 million term loan facility and aggregate revolving commitments of $2.64 billion, with a maturity date of October 8, 2026. Borrowings under the senior credit facility and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2023	2022
Maximum amount outstanding	$956,308	$1,451,597
Average daily amount outstanding	$859,270	$1,256,150
Weighted-average interest rate	5.99%	1.71%
As of March 31, 2023, Quanta was in compliance with all of the financial covenants under the credit agreement.
Term Loan. As of March 31, 2023, Quanta had $745.3 million outstanding under its term loan facility. The carrying amount of the term loan under Quanta’s senior credit facility approximates fair value due to its variable interest rate.
Revolving Loans. As of March 31, 2023, Quanta had $196.8 million of outstanding revolving loans under the senior credit facility, all of which were denominated in Canadian dollars. The carrying amounts of the revolving borrowings under Quanta’s senior credit facility approximate fair value, as all revolving borrowings have a variable interest rate.
As of March 31, 2023, Quanta also had $272.2 million of letters of credit issued under the senior credit facility, of which $175.3 million were denominated in U.S. dollars and $96.9 million were denominated in currencies other than the U.S. dollar, primarily Australian and Canadian dollars. Additionally, available commitments for revolving loans under the senior credit facility must be maintained in order to provide credit support for notes issued under Quanta’s commercial paper program, and therefore such notes effectively reduce the available borrowing capacity under the senior credit facility.
As of March 31, 2023, $1.57 billion remained available under the senior credit facility for new revolving loans, letters of credit and support of the commercial paper program.
Deferred Financing Costs. As of March 31, 2023 and December 31, 2022, capitalized deferred financing costs, net of accumulated amortization, related to Quanta’s revolving loans under its senior credit facility and commercial paper program were $7.8 million and $8.3 million and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets. Amortization of deferred financing costs for all debt instruments and the discount related to notes issued under the commercial paper program are included in interest and other financing expenses and were, in the aggregate, $8.1 million and $1.5 million for the three months ended March 31, 2023 and 2022.
Commercial Paper Program
Quanta had $598.8 million of outstanding notes under its unsecured commercial paper program as of March 31, 2023, with a weighted average interest rate of 5.9%. During the three months ended March 31, 2023, under this program, Quanta had maximum borrowings outstanding of $747.7 million, weighted average borrowings outstanding of $494.6 million, a weighted average interest rate of 5.4% and a weighted average maturity of 14 days. The carrying amounts of the notes issued under Quanta’s commercial paper program approximate fair value, as all notes currently have a short maturity.
Additional Letters of Credit
As of March 31, 2023 Quanta had $190.1 million of surety-backed letters of credit issued outside of its senior credit facility, which were denominated in U.S. dollars.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9. LEASES:
Quanta primarily leases land, buildings, vehicles, construction equipment and office equipment. The components of lease costs in the accompanying condensed consolidated statements of operations are as follows (in thousands):

		Three Months Ended
		March 31,
Lease cost	Classification	2023	2022
Finance lease cost:
Amortization of lease assets	Depreciation (1)	$911	$440
Interest on lease liabilities	Interest and other financing expenses	208	27
Operating lease cost	Cost of services and Selling, general and administrative expenses	23,223	24,877
Short-term and variable lease cost (2)	Cost of services and Selling, general and administrative expenses	238,078	219,299
Total lease cost		$262,420	$244,643
(1)    Depreciation is included within “Cost of services” and “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.
(2)    Short-term lease cost includes both leases and rentals with initial terms of one year or less. Variable lease cost is insignificant.
Related party lease expense was $3.9 million and $3.6 million for the three months ended March 31, 2023 and 2022.
Future minimum lease payments for operating leases, finance leases and lease financing transactions were as follows (in thousands):

	As of March 31, 2023
	Operating Leases	Finance Leases	Lease Financing Transactions	Total
Remainder of 2023	$65,507	$1,159	$12,870	$79,536
2024	70,456	3,950	14,345	88,751
2025	53,957	3,845	12,577	70,379
2026	39,185	3,628	13,111	55,924
2027	24,428	3,229	10,491	38,148
Thereafter	27,814	852	20,190	48,856
Total future minimum payments related to operating leases, finance leases and lease financing transactions	281,347	16,663	83,584	381,594
Less imputed interest	(23,421)	(86)	—	(23,507)
Total operating lease, finance lease and lease financing transaction liabilities	$257,926	$16,577	$83,584	$358,087
Future minimum lease payments for short-term leases were $21.4 million as of March 31, 2023.
The weighted average remaining lease terms and discount rates were as follows:

As of March 31, 2023
Weighted average remaining lease term (in years):
Operating leases	4.32
Finance leases	5.23
Weighted average discount rate:
Operating leases	3.8%
Finance leases	5.0%
Quanta has also guaranteed the residual value under certain of its equipment operating leases and real estate finance leases, agreeing to pay any difference between the residual value and the fair market value of the underlying asset at the date of

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

lease termination. The fair value of the assets at the time of lease termination generally approximates or exceeds the residual value guarantees, and therefore such guarantees are not expected to result in significant payments.

10. INCOME TAXES:
Quanta’s effective tax rates for the three months ended March 31, 2023 and 2022 were a benefit of 3.7% and a provision of 7.2%. The tax rates for the three months ended March 31, 2023 and 2022 were favorably impacted by the recognition of $32.0 million and $20.3 million of benefits that resulted from equity incentive awards vesting at a higher fair market value than their grant date fair value.
Quanta regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain, including in connection with changes in tax laws. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Quanta considers projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from these estimates, Quanta may not realize deferred tax assets to the extent estimated. During 2022, Quanta recorded a valuation allowance against unrealized capital losses related to its minority investment in Starry. During the three months ended March 31, 2023, Starry filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, as amended. Upon resolution of the bankruptcy proceedings, a portion of Quanta’s unrealized losses may become deductible for income tax purposes.
As of March 31, 2023, the total amount of unrecognized tax benefits relating to uncertain tax positions was $44.1 million, a net increase of $2.5 million from December 31, 2022, which primarily resulted from a $2.5 million increase related to positions expected to be taken in 2023. Quanta’s consolidated federal income tax returns for tax years 2017 through 2021 remain open to examination by the IRS, as the applicable statute of limitations periods have not yet expired. Additionally, various state and foreign tax returns filed by Quanta and certain subsidiaries for multiple periods remain under examination by various U.S. state and foreign tax authorities. Quanta does not consider any state in which it does business to be a major tax jurisdiction. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $12.1 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.

11. EQUITY:
Stock Repurchases
Quanta repurchased the following shares of common stock in the open market under its stock repurchase program (in thousands):

Quarter ended:	Shares	Amount
March 31, 2023	—	$—
December 31, 2022	87	$11,403
September 30, 2022	158	$21,033
June 30, 2022	731	$84,884
March 31, 2022	85	$10,426
Quanta’s policy is to record a stock repurchase as of the trade date of the transaction; however, the payment of cash related to the repurchase is made on the settlement date of the transaction. During the three months ended March 31, 2022, cash payments related to stock repurchases were $9.5 million. Repurchases may be implemented through open market repurchases or privately negotiated transactions, at management’s discretion, based on market and business conditions, applicable contractual and legal requirements, including restrictions under Quanta’s senior credit facility, and other factors. Quanta is not obligated to acquire any specific amount of common stock, and the repurchase program may be modified or terminated by Quanta’s Board of Directors at any time at its sole discretion and without notice.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Dividends
Quanta declared and paid the following cash dividends and cash dividend equivalents during 2022 and the first three months of 2023 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
March 29, 2023	April 10, 2023	April 18, 2023	$0.08	$12,100
December 13, 2022	January 3, 2023	January 13, 2023	$0.08	$11,756
August 31, 2022	October 3, 2022	October 14, 2022	$0.07	$10,322
May 27, 2022	July 1, 2022	July 15, 2022	$0.07	$10,283
March 30, 2022	April 11, 2022	April 18, 2022	$0.07	$10,459

12. STOCK-BASED COMPENSATION:
Restricted Stock Units (RSUs) to be Settled in Common Stock
A summary of the activity for RSUs to be settled in common stock for the three months ended March 31, 2023 and 2022 is as follows (RSUs in thousands):

	2023		2022
	RSUs	Weighted Average Grant Date Fair Value (Per Unit)	RSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	3,263	$78.74	3,880	$61.64
Granted	626	$158.82	768	$110.24
Vested	(1,120)	$65.50	(1,177)	$48.50
Forfeited	(75)	$107.63	(38)	$63.66
Unvested at March 31	2,694	$102.59	3,433	$77.09
The approximate fair value of RSUs that vested during the three months ended March 31, 2023 and 2022 was $176.1 million and $132.9 million.
During the three months ended March 31, 2023 and 2022, Quanta recognized $22.6 million and $19.5 million of non-cash stock compensation expense related to RSUs to be settled in common stock. As of March 31, 2023, there was $204.0 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 3.54 years.
Performance Stock Units (PSUs) to be Settled in Common Stock
A summary of the activity for PSUs to be settled in common stock for the three months ended March 31, 2023 and 2022 is as follows (PSUs in thousands):

	2023		2022
	PSUs	Weighted Average Grant Date Fair Value (Per Unit)	PSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	733	$65.39	931	$47.27
Granted	177	$174.50	148	$119.04
Vested	(413)	$35.12	(334)	$40.15
Unvested at March 31	497	$129.38	745	$64.69

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Monte Carlo simulation valuation methodology applied the following key inputs:

	2023	2022
Valuation date price based on March 9, 2023 and March 2, 2022 closing stock prices of Quanta common stock	$160.55	$110.24
Historical volatility	35%	39%
Risk-free interest rate	4.62%	1.64%
Term in years	2.81	2.83
During the three months ended March 31, 2023 and 2022, Quanta recognized $4.9 million and $3.5 million of non-cash stock compensation expense related to PSUs to be settled in common stock. As of March 31, 2023, there was an estimated $44.7 million of total unrecognized compensation expense related to unearned and unvested PSUs. This amount is based on forecasted attainment of performance metrics and estimated forfeitures of unearned and unvested PSUs. The compensation expense related to outstanding PSUs can vary from period to period based on changes in forecasted achievement of established performance goals and the total number of shares of common stock that Quanta anticipates will be issued upon vesting of such PSUs. This cost is expected to be recognized over a weighted average period of 2.16 years.
During each of the three months ended March 31, 2023 and 2022, 0.7 million shares of common stock were earned and either issued or deferred for future issuance under Quanta’s deferred compensation plans in connection with PSUs. The approximate fair values of PSUs earned during the three months ended March 31, 2023 and 2022 were $115.5 million and $72.4 million.
RSUs to be Settled in Cash
During the three months ended March 31, 2023 and 2022, compensation expense related to RSUs to be settled in cash was $4.9 million and $3.7 million. RSUs that are anticipated to be settled in cash are not included in the calculation of weighted average shares outstanding for earnings per share, and the estimated earned value of such RSUs is calculated at the end of each reporting period based on the market value of Quanta’s common stock and is classified as a liability. Quanta paid $9.7 million and $8.6 million to settle liabilities related to cash-settled RSUs in the three months ended March 31, 2023 and 2022. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $6.9 million and $11.0 million as of March 31, 2023 and December 31, 2022.

13. EMPLOYEE BENEFIT PLANS:
Deferred Compensation Plans
Quanta maintains non-qualified deferred compensation plans under which eligible directors and key employees may defer their receipt of certain cash compensation and/or the settlement of certain stock-based awards. As of March 31, 2023 and December 31, 2022, the deferred compensation liability under Quanta’s deferred compensation plans, including amounts contributed by Quanta, was $76.5 million and $67.4 million, the majority of which was included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheets. To provide for future obligations related to these deferred compensation plans, Quanta has invested in corporate-owned life insurance (COLI) policies covering certain participants in the deferred compensation plans, the underlying investments of which are intended to be aligned with the investment alternatives elected by plan participants. The COLI assets are recorded at their cash surrender value, which is considered their fair market value, and as of March 31, 2023 and December 31, 2022, the fair market values were $72.4 million and $64.0 million and were included in “Other assets, net” in the accompanying condensed consolidated balance sheets. The level of inputs for these fair value measurements is Level 2.
Changes in the fair market value of Quanta’s COLI assets and deferred compensation liabilities largely offset and are recorded in the accompanying statements of operations as follows (in thousands):

		Three Months Ended
		March 31,
Classification	Change in fair market value of	2023	2022
(Loss) gain included in Selling, general and administrative expenses	Deferred compensation liabilities	$(4,076)	$3,927
Other income (expense), net	COLI assets	$3,146	$(4,140)

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

14. COMMITMENTS AND CONTINGENCIES:
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
In May 2019, Redes filed for arbitration before the Court of International Arbitration of the International Chamber of Commerce (ICC) against PRONATEL and the MTC. In the arbitration, Redes claimed that PRONATEL: breached and wrongfully terminated the contracts; wrongfully executed the advance payment bonds and the performance bonds; and was not entitled to the alleged amount of liquidated damages, and sought compensation for various damages arising from PRONATEL’s actions in the initially claimed amount of approximately $190 million. In August 2022, Redes received the decision of the arbitration tribunal, which unanimously found in favor of Redes in connection with its claims and ordered, among other things, (i) repayment of the amounts collected by PRONATEL under the advance payment bonds and the performance bonds; (ii) payment of amounts owed for work completed by Redes under the contracts; (iii) payment of lost income in connection with Redes’ future operation and maintenance of the networks; and (iv) payment of other related costs

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

and damages to Redes as a result of the breach and improper termination of the contracts (including costs related to the execution of the bonds, costs related to the transfer of the networks and legal and expert fees). Accordingly, the arbitration tribunal awarded Redes approximately $177 million. In addition, per the terms of the arbitration decision, interest will accrue on the amount owed up to the date of payment. The decision of the arbitration tribunal is final, with limited grounds on which PRONATEL and the MTC may seek to annul the decision in Peruvian courts. In December 2022, Redes filed an enforcement proceeding with respect to each project contract to secure recovery of the arbitration award, and PRONATEL and the MTC filed an annulment proceeding with respect to each project contract. The enforcement and annulment proceedings are all pending within different commercial courts in Lima, Peru. In April 2023, Redes received a favorable ruling in one annulment proceeding rejecting the grounds for annulment, and decisions with respect to the other annulment proceeding and the enforcement proceedings are expected later in 2023.
Additionally, in December 2022, following the favorable arbitration ruling, Quanta received $100.5 million pursuant to coverage under an insurance policy for the improper collection by PRONATEL and the MTC of the advance payment and performance bonds, and in January 2023 Quanta received $6.8 million pursuant to coverage under an insurance policy for nonpayment by PRONATEL and the MTC of amounts owed for work completed by Redes. Quanta is continuing to pursue collection of the ICC arbitration award and any amount collected would result in repayment of an equal amount to the insurers up to the amount received from the insurers. As a result, $107.2 million is included in “Insurance and other non-current liabilities” in the accompanying consolidated balance sheet as of March 31, 2023.
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
Quanta believes Redes is entitled to all amounts awarded by the ICC arbitration tribunal, and that its Dutch subsidiary is entitled to other amounts associated with the pending ICSID arbitration proceeding. Quanta and Redes intend to vigorously pursue recovery of the amounts awarded by the ICC arbitration tribunal and take additional legal actions deemed necessary to enforce the ICC arbitration decision. However, due to the inherent uncertainty involved with, among other things, the annulment and enforcement proceedings, the ultimate timing and conclusion with respect to collection of the amount of the ICC arbitration award remains unknown.
As a result of the contract terminations and the inherent uncertainty involved in arbitration proceedings and recovery of amounts owed, during the three months ended June 30, 2019, Quanta recorded a charge to earnings of $79.2 million, which included a reduction of previously recognized earnings on the project, a reserve against a portion of the project costs incurred through the project termination date, an accrual for a portion of the alleged liquidated damages, and the estimated costs to complete the project turnover and close out the project. Quanta also initially recorded a contract receivable of approximately $120 million related to the project during the three months ended June 30, 2019, which includes the amounts collected by PRONATEL through exercise of the advance payment bonds and performance bonds, and that receivable was not changed as of March 31, 2023 and is included in “Other assets, net” in the accompanying condensed consolidated balance sheet. After considering, as discussed above, that the ultimate timing and conclusion with respect to collection of the ICC arbitration award remains unknown, Quanta has not recognized a gain in the current period. To the extent amounts in excess of the current receivable are determined to be realizable, a gain would be recorded in the period such determination is made. However, if Quanta is ultimately not successful with respect to collection of the ICC arbitration award, through annulment or otherwise, or with respect to its claims in the pending ICSID arbitration proceeding, this matter could result in an additional significant loss that could have a material adverse effect on Quanta’s consolidated results of operations and cash flows.

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
Hallen’s liabilities associated with this matter are expected to be covered under applicable insurance policies or contractual remedies negotiated by Quanta with the former owners of Hallen. When a loss becomes probable and estimable, Quanta expects to record an accrual of the estimated liability, offset by a receivable in the same amount related to such insurance coverage and contractual remedies. As of March 31, 2023, Quanta had not recorded an accrual related to this matter, as the ultimate amount of liability in connection with this matter remains subject to uncertainties associated with pending litigation, including, among other things, the likelihood and potential amount of damages that could be asserted or awarded. While Quanta believes the liabilities associated with this matter will not exceed the amount of available insurance coverage and

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

contractual remedies, this matter could result in a loss that is in excess of, or not covered by, such remedies, which could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.
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
Quanta’s subsidiaries intend to vigorously defend against the lawsuits, the T-Mobile cross-complaints and any other claims asserted in connection with the Silverado Fire. Quanta will continue to review additional information in connection with this matter as litigation and resolution efforts progress, and any such information may potentially allow Quanta to determine an estimate of potential loss, if any. As of March 31, 2023, Quanta had not recorded an accrual with respect to this matter, and Quanta is currently unable to reasonably estimate a range of reasonably possible loss, if any, because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability. Quanta also believes that to the extent its subsidiaries are determined to be liable for any damages resulting from this matter, its insurance would be applied to any such liabilities over its deductible amount and its insurance coverage would be adequate to cover such potential liabilities. However, the ultimate amount of any potential liability and insurance coverage in connection with this matter remains subject to uncertainties associated with pending and potential future litigation.
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
As of March 31, 2023 and December 31, 2022, the gross amount accrued for employer’s liability, workers’ compensation, auto liability, general liability, and group health claims totaled $322.2 million and $319.6 million, of which $210.0 million and $209.8 million are included in “Insurance and other non-current liabilities,” and the remainder is included in “Accounts payables and accrued expenses.” Related insurance recoveries/receivables as of March 31, 2023 and December 31, 2022 were $5.4 million and $5.8 million, of which $0.3 million and $0.3 million are included in “Prepaid expenses and other current assets” and $5.1 million and $5.5 million are included in “Other assets, net.”
Bonds and Parent Guarantees
As of March 31, 2023, the total amount of the outstanding performance bonds was estimated to be approximately $5.7 billion. Quanta’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $2.1 billion as of March 31, 2023.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Capital Commitments and Other Committed Expenditures
As of March 31, 2023, Quanta had $178.1 million of production orders with expected delivery dates during the remainder of 2023 for capital commitments primarily related to the expansion of its equipment fleet. The majority of this amount relates to the expansion of Quanta’s equipment fleet in order to accommodate manufacturer lead times on certain types of vehicles. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that the majority of these orders will be assigned to third party leasing companies and made available under certain master equipment lease agreements, thereby releasing Quanta from its capital commitments.

15. DETAIL OF CERTAIN ACCOUNTS:
Cash and Cash Equivalents
As of March 31, 2023 and December 31, 2022, cash equivalents were $49.6 million and $260.1 million and consisted primarily of money market investments and money market mutual funds. Quanta’s cash equivalents are categorized as Level 1 assets, as all values are based on unadjusted quoted prices for identical assets in an active market. Cash and cash equivalents in foreign bank accounts are primarily held in Canada and Australia.
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

	March 31, 2023	December 31, 2022
Cash and cash equivalents held by domestic joint ventures	$17,703	$14,291
Cash and cash equivalents held by foreign joint ventures	10,010	6,277
Total cash and cash equivalents held by joint ventures	27,713	20,568
Cash and cash equivalents held by captive insurance company	34,285	35,085
Cash and cash equivalents not held by joint ventures or captive insurance company	155,117	372,852
Total cash and cash equivalents	$217,115	$428,505
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable, trade	$1,359,912	$1,302,086
Accrued compensation and related expenses	382,891	469,048
Other accrued expenses	425,371	381,995
Accounts payable and accrued expenses	$2,168,174	$2,153,129
Other accrued expenses primarily include accrued insurance liabilities, income and franchise taxes payable and deferred revenues.
Property and Equipment
Accumulated depreciation related to property and equipment was $1.70 billion and $1.65 billion as of March 31, 2023 and December 31, 2022.
Other Intangible Assets
Accumulated amortization related to other intangible assets was $1.10 billion and $1.02 billion as of March 31, 2023 and December 31, 2022.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

16. SUPPLEMENTAL CASH FLOW INFORMATION:
The net effects of changes in assets and liabilities, net of non-cash transactions, on cash flows from operating activities are as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Accounts and notes receivable	$27,874	$25,182
Contract assets	(206,812)	(165,549)
Inventories	1,061	(9,488)
Prepaid expenses and other current assets	(29,227)	21,094
Accounts payable and accrued expenses and other non-current liabilities	(33,618)	(57,903)
Contract liabilities	320	(2,797)
Other, net	(6,926)	632
Net change in assets and liabilities, net of non-cash transactions	$(247,328)	$(188,829)
Reconciliations of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows are as follows (in thousands):

	March 31,
	2023	2022
Cash and cash equivalents	$217,115	$238,258
Restricted cash included in “Prepaid expenses and other current assets” (1)	6,059	1,628
Restricted cash included in “Other assets, net” (1)	950	950
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$224,124	$240,836

	December 31,
	2022	2021
Cash and cash equivalents	$428,505	$229,097
Restricted cash included in “Prepaid expenses and other current assets” (1)	3,759	1,836
Restricted cash included in “Other assets, net” (1)	950	954
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$433,214	$231,887
(1)    Restricted cash includes any cash that is legally restricted as to withdrawal or usage.
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$(23,627)	$(25,057)
Operating cash flows used by finance leases	$(28)	$(27)
Financing cash flows used by finance leases	$(422)	$(365)
Lease assets obtained in exchange for lease liabilities:
Operating leases	$30,876	$9,106
Finance leases	$13,277	$1,134
Lease financing transaction assets obtained in exchange for lease financing transaction liabilities	$2,237	$23,233

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Additional supplemental cash flow information is as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cash (paid) received during the period for —
Interest paid	$(17,606)	$(7,470)
Income taxes paid	$(17,386)	$(4,832)
Income tax refunds	$1,266	$2,957
Accrued capital expenditures were $20.5 million and $21.4 million as of March 31, 2023 and 2022. The impact of these items has been excluded from Quanta’s capital expenditures in the accompanying condensed consolidated statements of cash flows due to their non-cash nature.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion and analysis of the financial condition and results of operations of Quanta Services, Inc. (together with its subsidiaries, Quanta, we, us or our) should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our 2022 Annual Report, which was filed with the SEC on February 23, 2023 and is available on the SEC’s website at www.sec.gov and on our website at www.quantaservices.com. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in Cautionary Statement About Forward-Looking Statements and Information above, in Item 1A. Risk Factors of Part II of this Quarterly Report and in Item 1A. Risk Factors of Part I of our 2022 Annual Report.
Overview
Our first quarter 2023 results reflect increased demand for our services, as revenue increased in all of our segments as compared to the first quarter of 2022.
With respect to our Electric Power segment, utilities are continuing to invest significant capital in their electric power delivery systems through multi-year grid modernization and reliability programs, as well as system upgrades and hardening programs in response to recurring severe weather events. We have also experienced high demand for new and expanded transmission, substation and distribution infrastructure needed to reliably transport power.
With respect to our Renewable Energy segment, the transition to a reduced-carbon economy is continuing to drive demand for renewable generation and related infrastructure (e.g., high-voltage electric transmission and substation infrastructure), as well as interconnection services necessary to connect and transmit renewable-generated electricity to existing electric power delivery systems. Our acquisition of Blattner Holding Company and its operating subsidiaries (collectively, Blattner) in the fourth quarter of 2021, has had a significant incremental impact on our ability to perform these services. Despite these positive longer-term trends, certain of our customers experienced supply chain challenges during 2022 that resulted in delays and shortages of, and increased costs for, materials necessary for certain projects, particularly sourcing restrictions related to solar panels necessary for the utility scale solar industry. Based on indications within this market during the first quarter of 2023, we expect the supply chain challenges and sourcing restrictions related to solar panels to improve throughout the remainder of the year.
With respect to our Underground and Infrastructure segment, in 2022 and the first quarter of 2023 we experienced strong demand for our services focused on utility spending, in particular our gas distribution services to natural gas utilities that are implementing modernization programs, and our downstream industrial services, as these customers continued to move forward with certain maintenance and capital spending that was deferred during the course of the COVID-19 pandemic. Additionally, revenues associated with large pipeline projects in Canada remained at a higher level in the first quarter of 2023.
During the first quarter of 2023, increased revenues and working capital requirements from our projects resulted in $38 million of net cash provided by operating activities. Additionally, in January 2023, we acquired three businesses for a total consideration of $587 million, consisting of both cash and our common stock. Available commitments under our senior credit facility and cash and cash equivalents as of March 31, 2023 were $1.79 billion.
We expect the strong demand for our services will continue. Our remaining performance obligations and backlog were $10.26 billion and $25.27 billion as of March 31, 2023, representing increases of 16.5%, and 4.9% relative to December 31, 2022. For a reconciliation of backlog to remaining performance obligations, the most comparable financial measure prepared in conformity with generally accepted accounting principles in the United States (GAAP), see Non-GAAP Financial Measures below.

Significant Factors Impacting Results
Our revenues, profit, margins and other results of operations can be influenced by a variety of factors in any given period, including those described in Item 1. Business and Item 1A. Risk Factors of Part I of our 2022 Annual Report, and those factors have caused fluctuations in our results in the past and are expected to cause fluctuations in our results in the future. Additional information with respect to certain of those factors is provided below.
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
Weather, natural disasters and emergencies. The results of our business in a given period can be impacted by adverse weather conditions, severe weather events, natural disasters or other emergencies, which include, among other things, heavy or prolonged snowfall or rainfall, hurricanes, tropical storms, tornadoes, floods, blizzards, extreme temperatures, wildfires, post-wildfire floods and debris flows, pandemics and earthquakes. Climate change has the potential to increase the frequency and extremity of severe weather events. These conditions and events can negatively impact our financial results due to, among other things, the termination, deferral or delay of projects, reduced productivity and exposure to significant liabilities due to failure of electrical power or other infrastructure on which we have performed services. However, severe weather events can also increase our emergency restoration services, which typically yield higher margins due in part to higher equipment utilization and absorption of fixed costs.
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
Project variability and performance. Margins for a single project may fluctuate period to period due to changes in the volume or type of work performed, the pricing structure under the project contract or job productivity. Additionally, our productivity and performance on a project can vary period to period based on a number of factors, including unexpected project difficulties or site conditions (including in connection with difficult geographic characteristics); project location, including locations with challenging operating conditions; whether the work is on an open or encumbered right of way; inclement weather or severe weather events; environmental restrictions or regulatory delays; protests, other political activity or legal challenges related to a project; the performance of third parties; and the impact of the COVID-19 pandemic. Moreover, we currently generate a significant portion of our revenues under fixed price contracts, and fixed price contracts are more common in connection with our larger and more complex projects that typically involve greater performance risk. Under these contracts, we assume risks related to project estimates and execution, and project revenues can vary, sometimes substantially, from our original projections due to a variety of factors, including the additional complexity, timing uncertainty or extended bidding, regulatory and permitting processes associated with these projects. These variations can result in a reduction in expected profit, the incurrence of losses on a project or the issuance of change orders and/or assertion of contract claims against customers. See

Revenue Recognition - Contract Estimates and Changes in Estimates in Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Subcontract work and provision of materials. Work that is subcontracted to other service providers generally yields lower margins, and therefore an increase in subcontract work in a given period can decrease operating margins. In recent years, we have subcontracted approximately 20% of our work to other service providers. Our customers are usually responsible for supplying the materials for their projects. However, under some contracts we agree to procure all or part of the required materials. Margins may be lower on projects where we furnish a significant amount of materials, as our markup on materials is generally lower than our markup on labor costs, and in a given period an increase in the percentage of work with greater materials procurement requirements may decrease our overall margins, including in some cases our assuming price risk. Furthermore, fluctuations in the price or availability of materials, equipment and consumables that we or our customers utilize could impact costs to complete projects.

Results of Operations
Consolidated Results
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands). The results of acquired businesses have been included in the following results of operations since their respective acquisition dates.

	Three Months Ended March 31,				Change
	2023		2022		$	%
Revenues	$4,428,826	100.0%	$3,965,525	100.0%	$463,301	11.7%
Cost of services	3,855,631	87.1	3,417,354	86.2	438,277	12.8%
Gross profit	573,195	12.9	548,171	13.8	25,024	4.6%
Equity in earnings of integral unconsolidated affiliates	9,620	0.2	15,152	0.4	(5,532)	(36.5)%
Selling, general and administrative expenses	(384,552)	(8.7)	(324,887)	(8.2)	(59,665)	18.4%
Amortization of intangible assets	(72,403)	(1.6)	(115,751)	(2.9)	43,348	(37.4)%
Change in fair value of contingent consideration liabilities	—	—	(5,169)	(0.1)	5,169	(100.0)%
Operating income	125,860	2.8	117,516	3.0	8,344	7.1%
Interest and other financing expenses	(41,693)	(0.9)	(24,728)	(0.6)	(16,965)	68.6%
Interest income	1,516	—	69	—	1,447	2,097.1%
Other income (expense), net	7,866	0.2	(1,273)	(0.1)	9,139	*
Income before income taxes	93,549	2.1	91,584	2.3	1,965	2.1%
(Benefit from) provision for income taxes	(3,421)	(0.1)	6,556	0.2	(9,977)	*
Net income	96,970	2.2	85,028	2.1	11,942	14.0%
Less: Net income attributable to non-controlling interests	1,924	(0.1)	387	—	1,537	397.2%
Net income attributable to common stock	$95,046	2.1%	$84,641	2.1%	$10,405	12.3%
* The percentage change is not meaningful.
Revenues. Revenues increased due to a $197.3 million increase in revenues from our Electric Power segment, a $133.3 million increase in revenues from our Underground and Infrastructure segment and a $132.7 million increase in revenues from our Renewable Energy segment. See Segment Results below for additional information and discussion related to segment revenues.
Cost of services. Costs of services primarily includes wages, benefits, subcontractor costs, materials, equipment, and other direct and indirect costs, including related depreciation. The increase in cost of services generally correlates to the increase in revenues.
Equity in earnings of integral unconsolidated affiliates. The decrease was primarily related to a decrease in equity in earnings from one of our integral unconsolidated affiliates as a result of lower emergency restoration services.

Selling, general and administrative expenses. The increase was partially attributable to an aggregate $27.1 million increase in the following items to support business growth: compensation expense, primarily associated with increased salaries;

travel and related expenses; and training expenses. Also contributing to the increase was an $11.1 million increase in expenses associated with acquired businesses and a $7.9 million increase in expense related to deferred compensation liabilities. The fair market value changes in deferred compensation liabilities were largely offset by changes in the fair value of corporate-owned life insurance (COLI) assets associated with the deferred compensation plan, which are included in “Other (expense) income, net” as discussed below.
Amortization of intangible assets. The decrease was primarily related to a $48.1 million reduction of amortization of intangible assets associated with backlog for Blattner, which was fully amortized by the third quarter of 2022, partially offset by $9.1 million of incremental amortization expense related to recent acquisitions.
Change in fair value of contingent consideration liabilities. Contingent consideration liabilities are payable in the event prescribed performance objectives are achieved by certain acquired businesses during designated post-acquisition periods. Future changes in fair value are expected to be recorded periodically until the contingent consideration liabilities are settled. For additional information regarding these liabilities, see Note 5 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Operating income. Operating income was positively impacted by a $17.5 million decrease in corporate and non-allocated costs, which includes amortization expense, as well as an $11.7 million increase in operating income for our Electric Power segment and a $13.4 million increase in operating income for our Underground and Infrastructure segment. Partially offsetting these increases was a $34.3 million decrease in operating income for our Renewable Energy segment. Results for each of our business segments and corporate and non-allocated costs are discussed in the Segment Results section below.
Interest and other financing expenses. The increase primarily resulted from the impact of higher interest rates on our outstanding variable rate debt during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Other income (expense), net. The net other income included a $3.1 million mark-to-market gain in the three months ended March 31, 2023 associated with our deferred compensation plan, as compared to a $4.1 million mark-to-market loss in the three months ended March 31, 2022. Additionally, net other expense for the three months ended March 31, 2022 included an unrealized loss of $8.4 million that resulted from the remeasurement of the fair value of our investment in Starry Group Holdings, Inc. (Starry), as well as a $6.7 million gain from our sale of a non-controlling interest in a technology company.
(Benefit from) provision for income taxes. The effective tax rates for the three months ended March 31, 2023 and 2022 were a benefit of 3.7% and a provision of 7.2%. The effective tax rate for the three months ended March 31, 2023 was impacted by the recognition of a $32.0 million tax benefit resulting from non-cash stock-based compensation awards vesting at higher fair market value than their grant date fair value, as compared to the recognition of a $20.3 million tax benefit for the three months ended March 31, 2022.
Comprehensive income. See Statements of Comprehensive Income in Item 1. Financial Statements of Part I of this Quarterly Report. Comprehensive income decreased by $0.2 million in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a $13.2 million decrease in foreign currency translation gains, which was partially offset by an $11.9 million increase in net income. The predominant functional currencies for our operations outside the U.S. are Canadian and Australian dollars. The decrease in foreign currency translation gains primarily resulted from strengthening of both the Canadian and Australian dollars against the U.S. dollar for the three months ended March 31, 2022.
EBITDA and adjusted EBITDA. EBITDA decreased 6.0%, or $18.4 million, to $287.5 million as compared to $305.8 million for the three months ended March 31, 2022, and adjusted EBITDA decreased 3.8%, or $13.1 million, to $332.4 million as compared to $345.5 million for the three months ended March 31, 2022. For a reconciliation of EBITDA and adjusted EBITDA to net income attributable to common stock, the most comparable GAAP financial measure, see Non-GAAP Financial Measures below.

Segment Results
We report our results under three reportable segments: Electric Power, Renewable Energy and Underground and Infrastructure. Reportable segment information, including revenues and operating income by type of work, is gathered from each of our operating companies. Classification of our operating company revenues by type of work for segment reporting purposes can at times require judgment on the part of management. Our operating companies may perform joint projects for customers in multiple industries, deliver multiple types of services under a single customer contract or provide service offerings to various industries. For example, we perform joint trenching projects to install distribution lines for electric power and natural gas customers. Integrated operations and common administrative support for operating companies require that certain allocations be made to determine segment profitability, including allocations of corporate shared and indirect operating costs as well as general and administrative costs. Certain corporate costs are not allocated, including corporate facility costs; non-allocated corporate salaries, benefits and incentive compensation; acquisition and integration costs; non-cash stock-based compensation; amortization related to intangible assets; asset impairments related to goodwill and intangible assets; and change in fair value of contingent consideration liabilities.
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated. Operating margin is calculated by dividing operating income (loss) by revenues. The following table also includes the dollar and percentage change from the prior period (dollars in thousands):

	Three Months Ended March 31,				Change
	2023		2022		$	%
Revenues:
Electric Power Infrastructure Solutions	$2,336,037	52.7%	$2,138,697	53.9%	$197,340	9.2%
Renewable Energy Infrastructure Solutions	1,008,300	22.8	875,632	22.1	132,668	15.2%
Underground Utility and Infrastructure Solutions	1,084,489	24.5	951,196	24.0	133,293	14.0%
Consolidated revenues	$4,428,826	100.0%	$3,965,525	100.0%	$463,301	11.7%
Operating income (loss):
Electric Power Infrastructure Solutions	$215,149	9.2%	$203,419	9.5%	$11,730	5.8%
Renewable Energy Infrastructure Solutions	35,656	3.5%	69,942	8.0%	(34,286)	(49.0)%
Underground Utility and Infrastructure Solutions	61,573	5.7%	48,175	5.1%	13,398	27.8%
Corporate and Non-Allocated Costs	(186,518)	(4.2)%	(204,020)	(5.1)%	17,502	(8.6)%
Consolidated operating income	$125,860	2.8%	$117,516	3.0%	$8,344	7.1%

Electric Power Infrastructure Solutions Segment Results
Revenues. The increase in revenues for the three months ended March 31, 2023 was due to increased spending by our utility customers on grid modernization and hardening, as well as approximately $65 million in revenues attributable to acquired businesses.
Operating Income. Operating income increased for the three months ended March 31, 2023 primarily due to the increase in revenues explained above. Operating margin decreased during the three months ended March 31, 2023 partially due to $5.5 million of lower equity in earnings from our integral unconsolidated affiliates, primarily due to reduced emergency restoration services revenues for one of these affiliates.
Renewable Energy Infrastructure Solutions Segment Results
Revenues. The increase in revenues for the three months ended March 31, 2023 was primarily due to the timing of large renewable energy projects, as well as approximately $35 million in revenues attributable to acquired businesses. These increases were partially offset by approximately $17 million as a result of unfavorable foreign currency exchange rates.
Operating Income. The decrease in operating income and operating margin during the three months ended March 31, 2023 was attributable to access delays, logistical challenges and other issues outside of our control that increased costs associated with a large renewable energy project in Canada and cost absorption pressure related to higher levels of fixed costs related to resources required to support the expected increase in project activity in the second half of 2023 and into 2024.
Underground Utility and Infrastructure Solutions Segment Results
Revenues. The increase in revenues for the three months ended March 31, 2023 was due to higher demand from our gas utility services and industrial services customers, as well as increased revenues associated with large pipeline projects in Canada. These increases were partially offset by approximately $22 million as a result of unfavorable foreign currency exchange rates.
Operating Income. The increase in operating income and operating margin for the three months ended March 31, 2023 was primarily due to the increase in revenues, which contributed to higher levels of fixed cost absorption.

Corporate and Non-Allocated Costs
The decrease in corporate and non-allocated costs during the three months ended March 31, 2023 was primarily due to a $43.3 million decrease in intangible asset amortization, largely associated with the acquisition of Blattner. This decrease was partially offset by an aggregate increase of $25.8 million primarily related to deferred compensation liabilities due to market fluctuations; compensation expense, primarily related to non-cash stock compensation expense and salaries due partially to growth in business; acquisition and integration costs related to recent acquisitions; and training costs.

Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA
EBITDA and adjusted EBITDA, financial measures not recognized under GAAP, when used in connection with net income attributable to common stock, are intended to provide useful information to investors and analysts as they evaluate our performance. EBITDA is defined as earnings before interest and other financing expenses, taxes, depreciation and amortization, and adjusted EBITDA is defined as EBITDA adjusted for certain other items as described below. These measures should not be considered as an alternative to net income attributable to common stock or other financial measures of performance that are derived in accordance with GAAP. Management believes that the exclusion of these items from net income attributable to common stock enables us and our investors to more effectively evaluate our operations period over period and to identify operating trends that might not be apparent when including the excluded items.
As to certain of the items below, (i) non-cash stock-based compensation expense varies from period to period due to acquisition activity, changes in the estimated fair value of performance-based awards, forfeiture rates, accelerated vesting and amounts granted; (ii) acquisition and integration costs vary from period to period depending on the level of our acquisition activity; (iii) equity in (earnings) losses of non-integral unconsolidated affiliates varies from period to period depending on the activity and financial performance of such affiliates, the operations of which are not operationally integral to us; (iv) unrealized mark-to-market adjustments on investments vary from period to period based on fluctuations in the market price of such company’s common stock; (v) gains and losses on the sale of investments vary from period to period depending on activity; and (vi) change in fair value of contingent consideration liabilities varies from period to period depending on the performance in post-acquisition periods of certain acquired businesses, and the effect of present value accretion on fair value calculations. Because EBITDA and adjusted EBITDA, as defined, exclude some, but not all, items that affect net income attributable to common stock, such measures may not be comparable to similarly titled measures of other companies. The most comparable

GAAP financial measure, net income attributable to common stock, and information reconciling the GAAP and non-GAAP financial measures, are included below. The following table shows dollars in thousands.

	Three Months Ended
	March 31,
	2023	2022
Net income attributable to common stock (GAAP as reported)	$95,046	$84,641
Interest and other financing expenses	41,693	24,728
Interest income	(1,516)	(69)
(Benefit from) provision for income taxes	(3,421)	6,556
Depreciation expense	78,382	70,954
Amortization of intangible assets	72,403	115,751
Interest, income taxes, depreciation and amortization included in equity in earnings of integral unconsolidated affiliates	4,870	3,261
EBITDA	287,457	305,822
Non-cash stock-based compensation	27,451	22,992
Acquisition and integration costs (1)	19,888	15,131
Equity in earnings of non-integral unconsolidated affiliates	(1,617)	(5,338)
Unrealized loss from mark-to-market adjustment on investment (2)	—	8,393
Gains on sales of investments (3)	(822)	(6,696)
Change in fair value of contingent consideration liabilities	—	5,169
Adjusted EBITDA	$332,357	$345,473
(1)    The amount for the three months ended March 31, 2022 includes $11.5 million of expenses that are associated with change of control payments as a result of the acquisition of Blattner.
(2)     The amount for the three months ended March 31, 2022 is an unrealized loss from a decrease in fair value of our investment in Starry.
(3)     The amount for the three months ended March 31, 2022 is a gain as a result of the sale of a non-marketable equity security interest equity in a technology company.
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
As of March 31, 2023 and December 31, 2022, MSAs accounted for 50% and 52% of our estimated 12-month backlog and 61% and 65% of our total backlog. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts can be terminated on short notice even if we are not in default. We determine the estimated backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining estimated backlog. As a result, estimates for remaining performance obligations and backlog are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.
The following table reconciles total remaining performance obligations to our backlog (a non-GAAP financial measure) by reportable segment along with estimates of amounts expected to be realized within 12 months (in thousands):

	March 31, 2023		December 31, 2022
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Solutions
Remaining performance obligations	$2,420,570	$3,986,724	$2,124,820	$3,033,472
Estimated orders under MSAs and short-term, non-fixed price contracts	5,145,233	9,670,799	5,415,427	10,049,435
Backlog	$7,565,803	$13,657,523	$7,540,247	$13,082,907

Renewable Energy Infrastructure Solutions
Remaining performance obligations	$3,914,949	$5,080,689	$3,183,568	$4,638,115
Estimated orders under MSAs and short-term, non-fixed price contracts	166,338	230,341	57,555	84,094
Backlog	$4,081,287	$5,311,030	$3,241,123	$4,722,209

Underground Utility and Infrastructure Solutions
Remaining performance obligations	$1,052,322	$1,189,173	$1,038,543	$1,129,837
Estimated orders under MSAs and short-term, non-fixed price contracts	1,928,761	5,116,471	1,973,982	5,158,814
Backlog	$2,981,083	$6,305,644	$3,012,525	$6,288,651

Total
Remaining performance obligations	$7,387,841	$10,256,586	$6,346,931	$8,801,424
Estimated orders under MSAs and short-term, non-fixed price contracts	7,240,332	15,017,611	7,446,964	15,292,343
Backlog	$14,628,173	$25,274,197	$13,793,895	$24,093,767
The increase in remaining performance obligations from December 31, 2022 to March 31, 2023 was attributable to multiple new project awards, while the increase in backlog was attributable to these new awards and extensions and increases in expected volumes under MSAs.

Liquidity and Capital Resources
Overview
We plan to fund our working capital, capital expenditures, debt service, dividends and other cash requirements with our current available liquidity and cash from operations, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. Management monitors financial markets and national and global economic conditions for factors that may affect our liquidity and capital resources.
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
Cash Requirements and Capital Allocation
During the three months ended March 31, 2023, there were no material changes outside the ordinary course of business in the specified contractual obligations or changes to our capital allocation priorities as set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of the 2022 Annual Report. We anticipate that our future cash flows from operating activities, cash and cash equivalents on hand, existing borrowing capacity under our senior credit facility and commercial paper program and ability to access capital markets for additional capital will provide sufficient funds to enable us to meet our cash requirements for the next twelve months and over the longer term.
Significant Sources of Cash
Cash flow from operating activities is primarily influenced by demand for our services and operating margins but is also influenced by the timing of working capital needs associated with the various types of services that we provide. Our working capital needs may increase when we commence large volumes of work under circumstances where project costs are required to be paid before the associated receivables are billed and collected. Additionally, operating cash flows may be negatively impacted as a result of unpaid and delayed change orders and claims. Changes in project timing due to delays or accelerations and other economic, regulatory, market and political factors that may affect customer spending could also impact cash flow from operating activities. Further information with respect to our cash flow from operating activities is set forth below and in Note 16 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Our available commitments under our senior credit facility and cash and cash equivalents as of March 31, 2023 were as follows (in thousands):

March 31, 2023
Total capacity available for revolving loans, credit support for commercial paper program and letters of credit	$2,640,000
Less:
Borrowings of revolving loans	196,787
Commercial paper program notes outstanding(1)	598,750
Letters of credit outstanding	272,200
Available commitments for revolving loans, credit support for commercial paper program and letters of credit	1,572,263
Plus:
Cash and cash equivalents (2)	217,115
Total available commitments under senior credit facility and cash and cash equivalents	$1,789,378
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
(2)    Further information with respect to our cash and cash equivalents is set forth below and in Note 15 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. This amount includes $135.6 million in jurisdictions outside of the U.S., principally in Canada and Australia. There are currently no legal or economic restrictions that would materially impede our ability to repatriate cash.
We consider our investment policies related to cash and cash equivalents to be conservative, as we maintain a diverse portfolio of what we believe to be high-quality cash and cash equivalent investments with short-term maturities. Additionally, subject to the conditions specified in the credit agreement for our senior credit facility, we have the option to increase the capacity of our senior credit facility, in the form of an increase in the revolving commitments, term loans or a combination thereof, from time to time, upon receipt of additional commitments from new or existing lenders by up to an additional (i) $400.0 million plus (ii) additional amounts so long as the Incremental Leverage Ratio Requirement (as defined in the credit agreement) is satisfied at the time of such increase. The Incremental Leverage Ratio Requirement requires, among other things, after giving pro forma effect to such increase and the use of proceeds therefrom, compliance with the credit agreement’s financial covenants as of the most recent fiscal quarter end for which financial statements were required to be delivered. Further information with respect to our debt obligations is set forth in Note 8 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
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

Sources and Uses of Cash, Cash Equivalents and Restricted Cash During the Three Months Ended March 31, 2023 and 2022
In summary, our cash flows for each period were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by operating activities	$38,409	$85,090
Net cash used in investing activities	$(488,624)	$(93,069)
Net cash provided by financing activities	$242,687	$16,550
Operating Activities
Net cash provided by operating activities of $38.4 million and $85.1 million in the three months ended March 31, 2023 and 2022 primarily reflected earnings adjusted for non-cash items and cash used by the main components of working capital: “Accounts and notes receivable,” “Contract assets,” “Prepaid expenses and other current assets,” “Accounts payable and accrued expenses,” and “Contract liabilities.”
As discussed above, cash flow provided by operating activities is primarily influenced by demand for our services and operating margins but is also influenced by working capital needs. Our working capital needs may increase when we commence large volumes of work under circumstances where project costs, primarily labor, equipment and subcontractors, are required to be paid before the associated receivables are billed and collected and when we incur costs for work that is the subject of unpaid change orders and claims. Accordingly, changes within working capital in accounts receivable, contract assets and contract liabilities are normally related and are typically affected on a collective basis by changes in revenue due to the timing and volume of work performed and variability in the timing of customer billings and payments, as well as change orders and claims. Additionally, working capital needs are generally higher during the summer and fall due to increased demand for our services when favorable weather conditions exist in many of our operating regions. Conversely, working capital assets are typically converted to cash during the winter. These seasonal trends can be offset by changes in project timing due to delays or accelerations and other economic factors that may affect customer spending, including market conditions or the impact of certain unforeseen events (e.g., regulatory and other actions that impact the supply chain for certain materials).
Days sales outstanding (DSO) represents the average number of days it takes revenues to be converted into cash, which management believes is an important metric for assessing liquidity. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets, less contract liabilities, and divided by average revenues per day during the quarter. DSO as of March 31, 2023 was 77 days, which was lower than DSO of 80 days as of March 31, 2022 and lower than our five-year historical average DSO of 80 days. This decrease in DSO as compared to March 31, 2022 was partially due to an increase in contract liabilities related to favorable billing terms on certain large projects, as well as increased revenues. The favorable impact on operating cash flow related to the decrease in DSO was partially offset by increased working capital requirements primarily related to a large renewable transmission project in Canada and the timing of the associated billings, as well as the prepayment of amounts related to certain project materials that require a long lead time.
Investing Activities
Net cash used in investing activities in the three months ended March 31, 2023 included $452.3 million related to acquisitions and $80.3 million of capital expenditures. Partially offsetting these items were $39.1 million of proceeds from the sale of a non-integral equity investment and $10.4 million of proceeds from the sale of property and equipment. Further information with respect to our acquisitions and investments in affiliates is set forth in Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
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

Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2023 included $380.6 million of net borrowings under our senior credit facility and commercial paper program, partially offset by $108.7 million of cash payments to satisfy tax withholding obligations associated with stock-based compensation; $12.8 million of cash payments for dividends and $8.7 million of distributions to non-controlling interests, net of contributions.
Net cash provided by financing activities in the three months ended March 31, 2022 included $68.0 million of net borrowings under our senior credit facility, partially offset by $15.7 million of net repayments of short-term debt, $11.3 million of payments related to tax withholding for share-based compensation, $10.8 million of cash payments for dividends and $9.5 million of cash payments for common stock repurchases.
We expect to continue to utilize cash for similar financing activities in the future, including repayments under our senior credit facility and commercial paper program, payment of cash dividends and repurchases of our common stock and/or debt securities.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to those rules and regulations. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the condensed consolidated financial statements are published and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our condensed consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates. Management has reviewed its development and selection of critical accounting estimates with the audit committee of our Board of Directors. Our accounting policies are primarily described in Note 2 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of the 2022 Annual Report and should be read in conjunction with the accounting policies identified that we believe affect our more significant judgments and estimates detailed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of our 2022 Annual Report.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2023. Refer to the information on financial market risk related to changes in interest rates and foreign currency exchange rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our 2022 Annual Report. Our primary exposure to market risk relates to unfavorable changes in interest rates and currency exchange rates.

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
Evaluation of Disclosure Controls and Procedures
Our management has established and maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b), as such disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Evaluation of Internal Control over Financial Reporting
We acquired three business during the three months ended March 31, 2023. We are in the process of integrating these acquired business into our overall internal control over financial reporting process.
Except as noted above, there has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1.  Legal Proceedings.
We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, negligence or gross negligence and/or property damage, environmental liabilities, wage and hour claims and other employment-related damages, punitive damages, consequential damages, civil penalties or other losses, or injunctive or declaratory relief, as well as interest and attorneys’ fees associated with such claims. With respect to all such lawsuits, claims and proceedings, we record a reserve when we believe it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Note 14 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report, which is incorporated by reference in this Item 1, for additional information regarding litigation, claims and other legal proceedings.

Item 1A.  Risk Factors.
Our business is subject to a variety of risks and uncertainties that are difficult to predict and many of which are outside of our control. For a detailed discussion of the risks that affect our business, refer to Item 1A. Risk Factors of Part I of our 2022 Annual Report. As of the date of this filing, there have been no material changes to the risk factors previously described in our 2022 Annual Report. The matters specifically identified are not the only risks and uncertainties facing our company, and risks and uncertainties not known to us or not specifically identified also may impair our business operations. If any of these risks and uncertainties occur, our business, financial condition, results of operations and cash flows could be negatively affected, which could negatively impact the value of an investment in our company.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
In January 2023, we completed three acquisitions, on January 5, 2023, January 10, 2023 and January 12, 2023, in which a portion of the consideration consisted of the unregistered issuance of shares of our common stock. The aggregate consideration paid at closing in these acquisitions included 1,018,946 shares of our common stock, valued at $123.5 million as of the acquisition dates.
The shares of common stock issued in these transactions were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the shares were issued to the owners of the businesses acquired in privately negotiated transactions not involving any public offering or solicitation.
For additional information about these acquisitions, see Note 5 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Issuer Purchases of Equity Securities During the First Quarter of 2023
The following table contains information about our purchases of equity securities during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
January 1 - 31, 2023
Tax Withholding Obligations (2)	22,646	$142.81	—
February 1 - 28, 2023
Tax Withholding Obligations (2)	6,771	$154.97	—
March 1 - 31, 2023
Tax Withholding Obligations (2)	640,052	$162.03	—
Total	669,469		—	$345,073,142

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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6.Exhibits.

Exhibit No.		Description
3.1		Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.1 to Quanta's Form 8-K filed March 26, 2019 and incorporated herein by reference)
3.2		Bylaws of Quanta Services, Inc., as amended and restated January 13, 2023 (previously filed as Exhibit 3.1 to Quanta’s Form 8-K filed January 19, 2023 and incorporated herein by reference)
10.1	*^	Director Compensation Summary, adopted March 29, 2023 and effective as of May 23, 2023
10.2	^
Quanta Services, Inc. Term Sheet for 2023 Annual Incentive Plan – Corporate Employees, Quanta Services, Inc. Term Sheet for 2023 Senior Leadership Long-Term Incentive Plan and Quanta Services, Inc. Term Sheet for 2023 Discretionary Plan – All Employees (previously filed as Exhibit 10.1 to Quanta’s Form 8-K filed March 14, 2023 and incorporated herein by reference)

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
The following financial statements from Quanta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and with detailed tags

104	*	The cover page from Quanta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101)
_______________________________________

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTA SERVICES, INC.

By:	/s/ PAUL M. NOBEL
Paul M. Nobel Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: May 4, 2023