Form 10-Q
period 2023-06-30
QUANTA SERVICES, INC.
filed 2023-08-03
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of July 28, 2023, the number of outstanding shares of Common Stock of the registrant was 145,198,975.

QUANTA SERVICES, INC. AND SUBSIDIARIES

Cautionary Statement About Forward-Looking Statements and Information
This Quarterly Report on Form 10-Q (Quarterly Report) of Quanta Services, Inc. (together with its subsidiaries, Quanta, we, us or our) includes forward-looking statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:
•Projected revenues, net income, earnings per share, margins, cash flows, liquidity, weighted average shares outstanding, capital expenditures, interest rates and tax rates, as well as other projections of operating results and GAAP (as defined herein) and non-GAAP financial results, including EBITDA (as defined herein), adjusted EBITDA (as defined herein) and backlog;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$361,966	$428,505
Accounts receivable, net	4,075,206	3,674,525
Contract assets	1,357,233	1,080,206
Inventories	156,505	103,265
Prepaid expenses and other current assets	371,482	249,569
Total current assets	6,322,392	5,536,070
Property and equipment, net	2,233,610	2,030,464
Operating lease right-of-use assets	241,814	229,691
Other assets, net	633,569	622,736
Other intangible assets, net	1,424,366	1,458,631
Goodwill	3,885,099	3,586,745
Total assets	$14,740,850	$13,464,337
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$41,249	$37,495
Current portion of operating lease liabilities	76,648	74,052
Accounts payable and accrued expenses	2,516,908	2,153,129
Contract liabilities	1,128,864	1,141,518
Total current liabilities	3,763,669	3,406,194
Long-term debt, net of current maturities	4,216,522	3,692,432
Operating lease liabilities, net of current portion	181,705	171,512
Deferred income taxes	254,953	227,861
Insurance and other non-current liabilities	595,022	567,519
Total liabilities	9,011,871	8,065,518
Commitments and Contingencies
Equity:
Common stock, $0.00001 par value, 600,000,000 shares authorized, 173,586,323 and 170,638,525 shares issued, and 145,196,458 and 142,930,598 shares outstanding	2	2
Additional paid-in capital	2,903,628	2,718,988
Retained earnings	4,400,164	4,163,212
Accumulated other comprehensive loss	(285,660)	(310,677)
Treasury stock, 28,389,865 and 27,707,927 common shares	(1,297,201)	(1,188,061)
Total stockholders’ equity	5,720,933	5,383,464
Non-controlling interests	8,046	15,355
Total equity	5,728,979	5,398,819
Total liabilities and equity	$14,740,850	$13,464,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$5,048,610	$4,232,003	$9,477,436	$8,197,528
Cost of services	4,324,511	3,607,413	8,180,142	7,024,767
Gross profit	724,099	624,590	1,297,294	1,172,761
Equity in earnings of integral unconsolidated affiliates	9,370	18,565	18,990	33,717
Selling, general and administrative expenses	(384,171)	(323,245)	(768,723)	(648,132)
Amortization of intangible assets	(70,025)	(107,945)	(142,428)	(223,696)
Asset impairment charges	—	(2,800)	—	(2,800)
Change in fair value of contingent consideration liabilities	—	(809)	—	(5,978)
Operating income	279,273	208,356	405,133	325,872
Interest and other financing expenses	(48,189)	(28,639)	(89,882)	(53,367)
Interest income	1,448	222	2,964	291
Other income (expense), net	3,419	(42,527)	11,285	(43,800)
Income before income taxes	235,951	137,412	329,500	228,996
Provision for income taxes	69,367	41,252	65,946	47,808
Net income	166,584	96,160	263,554	181,188
Less: Net income attributable to non-controlling interests	685	8,140	2,609	8,527
Net income attributable to common stock	$165,899	$88,020	$260,945	$172,661

Earnings per share attributable to common stock:
Basic	$1.14	$0.61	$1.80	$1.20
Diluted	$1.12	$0.59	$1.75	$1.16

Shares used in computing earnings per share:
Weighted average basic shares outstanding	145,422	143,851	144,947	143,697
Weighted average diluted shares outstanding	148,773	148,211	148,717	148,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$166,584	$96,160	$263,554	$181,188
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment gain (loss)	23,917	(31,087)	24,226	(17,559)
Other income (loss)	—	192	791	(61)
Other comprehensive income (loss), net of taxes	23,917	(30,895)	25,017	(17,620)
Comprehensive income	190,501	65,265	288,571	163,568
Less: Comprehensive income attributable to non-controlling interests	685	8,140	2,609	8,527
Comprehensive income attributable to common stock	$189,816	$57,125	$285,962	$155,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$263,554	$181,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	158,258	144,913
Amortization of intangible assets	142,428	223,696
Equity in earnings of unconsolidated affiliates, net of distributions	22,830	(15,783)
Unrealized loss from mark-to-market adjustment on investment	—	50,047
Gain on sale of property and equipment	(11,900)	(3,456)
Non-cash stock-based compensation	62,058	51,082
Other non-cash adjustments, net	9,334	7,797
Changes in assets and liabilities, net of non-cash transactions:
Accounts and notes receivable	(363,481)	(163,942)
Contract assets	(262,921)	(208,260)
Prepaid expenses and other current assets	(135,849)	(55,869)
Accounts payable and accrued expenses and other non-current liabilities	300,652	57,901
Contract liabilities	(13,625)	(50,404)
Other assets and liabilities, net	(5,516)	(15,089)
Net cash provided by operating activities	165,822	203,821
Cash Flows from Investing Activities:
Capital expenditures	(185,597)	(231,511)
Proceeds from sale of and insurance settlements related to property and equipment	34,963	25,386
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(452,252)	(4,809)
Investments in unconsolidated affiliates and other	(5,626)	(16,653)
Proceeds from the sale or settlement of certain investments	42,277	16,905
Other, net	(1,132)	(336)
Net cash used in investing activities	(567,367)	(211,018)
Cash Flows from Financing Activities:
Borrowings under credit facility and commercial paper program	9,885,534	2,889,372
Payments under credit facility and commercial paper program	(9,393,812)	(2,747,249)
Payments related to tax withholding for share-based compensation	(110,764)	(76,215)
Payments of dividends	(24,499)	(20,930)
Repurchase of common stock	—	(94,364)
Other, net	(20,165)	(21,530)
Net cash provided by (used in) financing activities	336,294	(70,916)

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	349	(408)

Net decrease in cash, cash equivalents and restricted cash	(64,902)	(78,521)
Cash, cash equivalents and restricted cash, beginning of period	433,214	231,887
Cash, cash equivalents and restricted cash, end of period	$368,312	$153,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2022	142,930,598	$2	$2,718,988	$4,163,212	$(310,677)	$(1,188,061)	$5,383,464	$15,355	$5,398,819
Other comprehensive income	—	—	—	—	1,100	—	1,100	—	1,100
Acquisitions	1,018,946		123,503			—	123,503	—	123,503
Stock-based compensation activity	1,210,615	—	26,650	—	—	(104,247)	(77,597)	—	(77,597)
Dividends declared ($0.08 per share)	—	—	—	(12,100)	—	—	(12,100)	—	(12,100)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8,741)	(8,741)
Net income	—	—	—	95,046	—	—	95,046	1,924	96,970
Balance, March 31, 2023	145,160,159	$2	$2,869,141	$4,246,158	$(309,577)	$(1,292,308)	$5,513,416	$8,538	$5,521,954
Other comprehensive income	—	—	—	—	23,917	—	23,917	—	23,917
Stock-based compensation activity	36,299	—	34,487	—	—	(4,893)	29,594	—	29,594
Dividends declared ($0.08 per share)	—	—	—	(11,893)	—	—	(11,893)	—	(11,893)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,177)	(1,177)
Net income	—	—	—	165,899	—	—	165,899	685	166,584
Balance, June 30, 2023	145,196,458	$2	$2,903,628	$4,400,164	$(285,660)	$(1,297,201)	$5,720,933	$8,046	$5,728,979

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2021	142,633,934	$2	$2,615,410	$3,714,843	$(237,689)	$(980,265)	$5,112,301	$4,620	$5,116,921
Other comprehensive income	—	—	—	—	13,275	—	13,275	—	13,275
Stock-based compensation activity	1,216,468	—	21,830	—	—	(73,643)	(51,813)	—	(51,813)
Common stock repurchases	(84,798)	—	—	—	—	(10,426)	(10,426)	—	(10,426)
Dividends declared ($0.07 per share)	—	—	—	(10,459)	—	—	(10,459)	—	(10,459)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(538)	(538)
Net income	—	—	—	84,641	—	—	84,641	387	85,028
Balance, March 31, 2022	143,765,604	$2	$2,637,240	$3,789,025	$(224,414)	$(1,064,334)	$5,137,519	$4,469	$5,141,988
Other comprehensive loss	—	—	—	—	(30,895)	—	(30,895)	—	(30,895)
Stock-based compensation activity	46,105	—	28,046	—	—	(504)	27,542	—	27,542
Common stock repurchases	(731,381)	—	—	—	—	(84,884)	(84,884)	—	(84,884)
Dividends declared ($0.07 per share)	—	—	—	(10,283)	—	—	(10,283)	—	(10,283)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(80)	(80)
Other	—	—	—	—	—	—	—	227	227
Net income	—	—	—	88,020	—	—	88,020	8,140	96,160
Balance, June 30, 2022	143,080,328	$2	$2,665,286	$3,866,762	$(255,309)	$(1,149,722)	$5,127,019	$12,756	$5,139,775

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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables present Quanta’s revenue disaggregated by contract type and by geographic location, as determined by the job location (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
By contract type:
Fixed price contracts	$2,296,888	45.5%	$1,805,156	42.7%	4,231,776	44.7%	$3,494,791	42.6%
Unit-price contracts	1,697,629	33.6	1,451,905	34.3	3,195,023	33.7	$2,809,507	34.3
Cost-plus contracts	1,054,093	20.9	974,942	23.0	2,050,637	21.6	1,893,230	23.1
Total revenues	$5,048,610	100.0%	$4,232,003	100.0%	$9,477,436	100.0%	$8,197,528	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
By primary geographic location:
United States	$4,282,902	84.8%	$3,667,337	86.7%	$7,949,267	83.9%	$6,991,306	85.2%
Canada	523,258	10.4	439,466	10.4	1,065,618	11.2	990,371	12.1
Australia	156,725	3.1	89,369	2.1	311,402	3.3	144,570	1.8
Others	85,725	1.7	35,831	0.8	151,149	1.6	71,281	0.9
Total revenues	$5,048,610	100.0%	$4,232,003	100.0%	$9,477,436	100.0%	$8,197,528	100.0%

Under fixed-price contracts, as well as unit-price contracts with more than an insignificant amount of partially completed units, revenue is recognized as performance obligations are satisfied over time, with the percentage completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 54.0% and 51.7% of Quanta’s revenues recognized during the three months ended June 30, 2023 and 2022 were associated with this revenue recognition method, and 52.4% and 51.5% of Quanta’s revenues recognized during the six months ended June 30, 2023 and 2022 were associated with this revenue recognition method.
Performance Obligations
As of June 30, 2023 and December 31, 2022, the aggregate transaction price allocated to unsatisfied or partially satisfied performance obligations was approximately $12.48 billion and $8.80 billion, with 70.7% and 72.1% expected to be recognized in the subsequent twelve months. These amounts represent management’s estimates of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work had not yet begun as of such dates. For purposes of calculating remaining performance obligations, Quanta includes all estimated revenues attributable to consolidated joint ventures and variable interest entities, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized, and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under MSAs and non-fixed price contracts expected to be completed within one year.
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
As of June 30, 2023 and December 31, 2022, Quanta had recognized revenues of $745.1 million and $549.3 million related to change orders and claims included as contract price adjustments primarily in “Contract assets” in the accompanying consolidated balance sheets. These change orders and claims were in the process of being negotiated in the normal course of business and represent management’s estimates of additional contract revenues that have been earned and are probable of collection.

The largest component of the revenues recognized related to change orders and claims as of June 30, 2023 and of the increase relative to December 31, 2022 is associated with a large renewable transmission project in Canada. During 2021 and 2022, decreased productivity and additional costs arose from delays, administrative requirements and labor issues due to the COVID-19 pandemic, including incremental governmental requirements and worksite restrictions. During the six months ended June 30, 2023, additional costs arose from residual impacts associated with such delays, administrative requirements and labor issues due to the COVID-19 pandemic, including work resequencing and acceleration, access delays, and logistical challenges along with other issues outside of Quanta’s control.
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
Revenues were positively impacted by 0.7% and 1.5% during the three months ended June 30, 2023 and 2022 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to March 31, 2023 and 2022. Revenues were positively impacted by 0.3% and 1.0% during the six months ended June 30, 2023 and 2022 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2022 and 2021.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Operating results for the three months ended June 30, 2023 were impacted by less than 5% of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress as of March 31, 2023. There were no material changes in estimates on any individual project.
Operating results for the six months ended June 30, 2023 were impacted by less than 5% of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress as of December 31, 2022. However, Quanta’s large renewable transmission project in Canada was negatively impacted by $20.7 million due to changes to estimated project costs during this period, as mentioned above.
Operating results for the three months ended June 30, 2022 were favorably impacted by $62.3 million, or 10.0%, of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress as of March 31, 2022. The overall favorable impact resulted from net positive changes in estimates across a large number of projects, primarily as a result of favorable performance and successful mitigation of risks and contingencies as the projects progressed to completion. Partially offsetting the aggregate net favorable impact to gross profit was a negative change in estimate of $13.0 million for the three months ended June 30, 2022, associated with the large renewable transmission project in Canada, described above.
Operating results for the six months ended June 30, 2022 were favorably impacted by $72.7 million, or 6.2% of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2021. The overall favorable impact resulted from net positive changes in estimates across a large number of projects, primarily as a result of favorable performance and successful mitigation of risks and contingencies as the projects progressed to completion. Partially offsetting the aggregate net favorable impact to gross profit was a negative change in estimate of $23.7 million for the six months ended June 30, 2022, associated with the large renewable transmission project in Canada, described above.
Contract Assets and Liabilities
Contract assets and liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Contract assets	$1,357,233	$1,080,206
Contract liabilities	$1,128,864	$1,141,518
Contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; and unapproved change orders and contract claims recognized as revenues. The increase in contract assets from December 31, 2022 to June 30, 2023 was primarily due to additional unapproved change orders and claims related to the large renewable transmission project in Canada described above, as well as progress on other projects on which the timing of billings lagged behind the completion of work.
During the six months ended June 30, 2023, Quanta recognized revenue of approximately $897.8 million related to contract liabilities outstanding as of the end of the prior year.
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
Additional allowance for credit losses is established for financial asset balances with specific customers where collectability has been determined to be improbable based on customer specific facts and circumstances. Quanta considers

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

accounts receivable delinquent after 30 days but, absent certain specific considerations, generally does not consider such amounts delinquent in its credit loss analysis unless the accounts receivable are at least 120 days outstanding. In addition, management monitors the credit quality of its receivables by, among other things, obtaining credit ratings for significant customers, assessing economic and market conditions and evaluating material changes to a customer’s business, cash flows and financial condition. Should anticipated recoveries relating to receivables fail to materialize, including anticipated recoveries relating to bankruptcies or other workout situations, Quanta could experience reduced cash flows and losses in excess of current allowances provided.
Accounts receivable are written-off against the allowance for credit losses if they are deemed uncollectible.
Activity in Quanta’s allowance for credit losses consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Balance at beginning of period	$16,530	$49,916	$15,644	$49,749
Increase in provision for credit losses	2,889	(428)	5,247	(295)
Write-offs charged against the allowance net of recoveries of amounts previously written off	(5,511)	219	(6,983)	253
Balance at end of period	$13,908	$49,707	$13,908	$49,707
Provision for credit losses is included in “Selling, general and administrative expenses” in the consolidated statements of operations.
Quanta is subject to concentrations of credit risk related primarily to its receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and contract assets for services Quanta has performed for customers. Quanta grants credit under normal payment terms, generally without collateral. One customer within the Renewable Energy Infrastructure Solutions segment associated with the large renewable transmission project in Canada described above represented 15% and 13% of Quanta’s consolidated receivable position as of June 30, 2023 and December 31, 2022. No customer represented 10% or more of Quanta’s consolidated revenues for the three or six months ended June 30, 2023 or 2022.
Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on Quanta’s experience in recent years, the majority of these retainage balances are expected to be collected within one year. Retainage balances with expected settlement dates within one year of June 30, 2023 and December 31, 2022 were $483.9 million and $397.6 million, which are included in “Accounts receivable.” Retainage balances with expected settlement dates beyond one year were $147.8 million and $136.2 million as of June 30, 2023 and December 31, 2022 and are included in “Other assets, net.”
Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date or when amounts arise from routine lags in billing. These balances do not include revenues recognized for work performed under fixed-price contracts and unit-price contracts with more than an insignificant amount of partially completed units, as these amounts are recorded as “Contract assets.” As of June 30, 2023 and December 31, 2022, unbilled receivables included in “Accounts receivable” were $929.4 million and $823.9 million. The increase in unbilled receivables was primarily due to significant increases in work and certain delays in billing related to certain large customers. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $61.6 million and $59.6 million as of June 30, 2023 and December 31, 2022.

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
The following table sets forth segment revenues and segment operating income (loss) and operating margins for the three and six months ended June 30, 2023 and 2022. Operating margin is calculated by dividing operating income (loss) by revenues. The following table shows dollars in thousands:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Revenues:
Electric Power Infrastructure Solutions	$2,415,254	47.9%	$2,199,430	52.0%	$4,751,291	50.1%	$4,338,127	52.9%
Renewable Energy Infrastructure Solutions	1,389,368	27.5	924,236	21.8	2,397,668	25.3	1,799,868	22.0
Underground Utility and Infrastructure Solutions	1,243,988	24.6	1,108,337	26.2	2,328,477	24.6	2,059,533	25.1
Consolidated revenues	$5,048,610	100.0%	$4,232,003	100.0%	$9,477,436	100.0%	$8,197,528	100.0%
Operating income (loss):
Electric Power Infrastructure Solutions (1)	$244,017	10.1%	$232,150	10.6%	$459,166	9.7%	$435,569	10.0%
Renewable Energy Infrastructure Solutions	110,487	8.0%	81,687	8.8%	146,143	6.1%	151,629	8.4%
Underground Utility and Infrastructure Solutions	107,207	8.6%	89,943	8.1%	168,780	7.2%	138,118	6.7%
Corporate and Non-Allocated Costs (2)	(182,438)	(3.6)%	(195,424)	(4.6)%	(368,956)	(3.9)%	(399,444)	(4.9)%
Consolidated operating income	$279,273	5.5%	$208,356	4.9%	$405,133	4.3%	$325,872	4.0%
(1)    Includes equity in earnings of integral unconsolidated affiliates of $9.4 million and $18.6 million for the three months ended June 30, 2023 and 2022 and $19.0 million and $33.7 million for the six months ended June 30, 2023 and 2022, primarily related to Quanta’s equity interest in LUMA Energy, LLC (LUMA).
(2)    Includes amortization expense of $70.0 million and $107.9 million and non-cash stock-based compensation of $34.6 million and $28.1 million for the three months ended June 30, 2023 and 2022. Includes amortization expense of $142.4 million and $223.7 million and non-cash stock-based compensation of $62.1 million and $51.1 million for the six months ended June 30, 2023 and 2022.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Depreciation:
Electric Power Infrastructure Solutions	$41,357	$36,781	$83,442	$73,560
Renewable Energy Infrastructure Solutions	10,681	10,178	21,539	18,411
Underground Utility and Infrastructure Solutions	19,135	20,667	39,635	41,605
Corporate and Non-Allocated Costs	8,703	6,333	13,642	11,337
Consolidated depreciation	$79,876	$73,959	$158,258	$144,913

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

In July 2022, Quanta acquired a business located in the United States that provides construction contracting services to utilities, specializing in trenching and underground pipeline and electrical conduit installation, primarily included in the Electric Power segment. The consideration for this transaction included $22.3 million paid or payable in cash (subject to certain adjustments). Additionally, the former owners of this business are eligible to receive a potential payment of contingent consideration to the extent the acquired business achieves certain financial performance targets over a five-year post-acquisition period.
Purchase Price Allocation
Quanta is finalizing its purchase price allocations related to businesses acquired in 2023, and further adjustments to the purchase price allocations may occur, with possible updates primarily related to tax estimates and the finalization of closing working capital adjustments. The aggregate consideration paid or payable for businesses acquired between June 30, 2022 and June 30, 2023 was allocated to acquired assets and assumed liabilities, which resulted in an allocation of $184.8 million to net tangible assets, $120.5 million to identifiable intangible assets and $306.6 million to goodwill.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the fair value of total consideration transferred or estimated to be transferred and the fair value of assets acquired and liabilities assumed as of their respective acquisition dates as of June 30, 2023 for acquisitions completed in the six months ended June 30, 2023 (in thousands):

Six Months Ended
June 30, 2023
Consideration:
Cash paid or payable	$463,482
Value of Quanta common stock issued	123,503
Fair value of total consideration transferred or estimated to be transferred	$586,985

Cash and cash equivalents	$14,832
Accounts receivable	46,389
Contract assets	195
Inventories	56,960
Prepaid expenses and other current assets	4,392
Property and equipment	144,217
Operating lease assets	14,189
Other assets	4,553
Identifiable intangible assets	107,430
Accounts payable and accrued liabilities	(61,739)
Contract liabilities	(3,071)
Operating lease liabilities, current	(2,552)
Deferred tax liabilities, net	(20,556)
Operating lease liabilities, non-current	(12,242)
Total identifiable net assets	292,997
Goodwill	293,988
Fair value of net assets acquired	$586,985
As of June 30, 2023, approximately $238.2 million of goodwill is expected to be deductible for income tax purposes related to acquisitions completed in the six months ended June 30, 2023.
The following table summarizes the estimated fair values of identifiable intangible assets for the acquisitions completed in the six months ended June 30, 2023 as of the acquisition dates and the related weighted average amortization periods by type (in thousands, except for weighted average amortization periods, which are in years).

	Six Months Ended
	June 30, 2023
	Estimated Fair Value	Weighted Average Amortization Period in Years
Customer relationships	$79,240	4.6
Backlog	11,095	0.9
Trade names	12,615	15.0
Non-compete agreements	4,480	5.0
Total intangible assets subject to amortization	$107,430	5.5
The significant estimates used by management in determining the fair values of customer relationship intangible assets include future revenues, discount rates and customer attrition rates. The following table includes the discount rates and

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

customer attrition rates used to determine the fair value of customer relationship intangible assets for businesses acquired during the six months ended June 30, 2023 as of the respective acquisition dates:

	Six Months Ended
	June 30, 2023
	Range	Weighted Average
Discount rates	15% to 19%	17%
Customer attrition rates	10% to 20%	18%
Contingent Consideration
As described above, certain business acquisitions have contingent consideration liabilities associated with the transactions. The aggregate fair value of these outstanding contingent consideration liabilities and their classification in the accompanying consolidated balance sheets is as follows (in thousands):

	June 30, 2023	December 31, 2022
Accounts payable and accrued expenses	$—	$5,000
Insurance and other non-current liabilities	143,517	143,517
Total contingent consideration liabilities	$143,517	$148,517
The fair value determinations of contingent consideration liabilities incorporate significant inputs not observable in the market. Accordingly, the level of inputs used for these fair value measurements is Level 3. The following table includes the volatility factors, weighted average costs of capital and discount rates used to determine the fair value of contingent consideration liabilities during the six months ended June 30, 2023:

	Six Months Ended
	June 30, 2023
	Range	Weighted Average
Volatility factors	35.0% to 43.0%	35.2%
Weighted average cost of capital	14.0% to 15.50%	14.0%
Discount rates	4.06% to 6.90%	6.5%
Quanta’s outstanding contingent consideration liabilities are subject to a maximum payment amount, and the aggregate maximum payment amount of these liabilities totaled $321.8 million as of June 30, 2023. During the six months ended June 30, 2023 and 2022, Quanta settled certain contingent consideration liabilities with cash payments of $5.0 million and $1.6 million.
Pro Forma Results of Operations
The following unaudited supplemental pro forma results of operations for Quanta, which incorporate the acquisitions completed in the six months ended June 30, 2023 and the year ended December 31, 2022, have been provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$5,048,610	$4,358,240	$9,477,436	$8,450,003
Net income attributable to common stock	$165,899	$88,671	$260,945	$173,129
The pro forma combined results of operations for the three and six months ended June 30, 2023 and 2022 were prepared by adjusting the historical results of Quanta to include the historical results of the businesses acquired in 2023 as if such acquisitions had occurred January 1, 2022. The pro forma combined results of operations for the three and six months ended June 30, 2022 were prepared by adjusting the historical results of Quanta to include the historical results of the business acquired in 2022 as if such acquisition had occurred January 1, 2021. These pro forma combined historical results were adjusted for the following: a reduction of interest and other financing expenses as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest and other financing expenses as a result of the cash

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

consideration paid; an increase in amortization expense due to the intangible assets recorded; elimination of inter-company sales; and changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs incurred by Quanta or any cost savings or other synergies that resulted or may result from the acquisitions.
Results of Operations
Revenues of $143.1 million and income before income taxes of $12.9 million, which includes $6.4 million of amortization expense and no acquisition-related costs, related to the acquisitions completed in 2023 are included in Quanta’s condensed consolidated results of operations for the three months ended June 30, 2023. Revenues of $236.6 million and a loss before income taxes of $3.2 million, which includes $15.0 million of amortization expense and $17.8 million of acquisition-related costs, related to the acquisitions completed in 2023 are included in Quanta’s condensed consolidated results of operations for the six months ended June 30, 2023.

6. INVESTMENTS IN AFFILIATES AND OTHER ENTITIES:
Equity Investments
The following table presents Quanta’s equity investments by type (in thousands):

	June 30, 2023	December 31, 2022
Equity method investments - integral unconsolidated affiliates	$95,550	$101,251
Equity method investments - non-integral unconsolidated affiliates	28,588	55,833
Marketable equity securities	—	—
Non-marketable equity securities	53,624	54,134
Total equity investments	$177,762	$211,218
Equity Method Investments
During the three months ended December 31, 2022, Quanta entered into an agreement to sell one of its non-integral equity method investments. The transaction was subject to certain customary closing conditions that were satisfied in early 2023. As a result, a $25.9 million gain was recognized in the fourth quarter of 2022, $10.4 million of which was attributable to non-controlling interests. During the six months ended June 30, 2023, Quanta received cash of $58.5 million related to the sale of this investment, $9.8 million of which was distributed to non-controlling interests.
As of June 30, 2023 and December 31, 2022, Quanta had receivables of $87.5 million and $96.9 million from its integral affiliates and payables of $11.6 million and $9.3 million to its integral affiliates. Quanta recognizes revenues from services provided to its integral affiliates, primarily for services provided to LUMA at cost. Quanta recognized revenues from such services to its integral affiliates of $50.2 million and $26.4 million during the three months ended June 30, 2023 and 2022 and $98.5 million and $51.5 million during the six months ended June 30, 2023 and 2022. In addition, during the three months ended June 30, 2023 and 2022, Quanta recognized costs of sales of $21.2 million and $21.9 million for services provided by other integral affiliates. During the six months ended June 30, 2023 and 2022, Quanta recognized costs of sales of $33.2 million and $72.3 million for services provided by other integral affiliates.
Total equity in earnings from integral unconsolidated affiliates was $9.4 million and $18.6 million for the three months ended June 30, 2023 and 2022, and $19.0 million and $33.7 million for the six months ended June 30, 2023 and 2022. Total equity in earnings from non-integral unconsolidated affiliates was earnings of $0.5 million and earnings of $9.6 million for the three months ended June 30, 2023 and 2022 and earnings of $2.1 million and $14.9 million for the six months ended June 30, 2023 and 2022 and was included in “Other income (expense), net” in the accompanying condensed consolidated statements of income. As of June 30, 2023, retained earnings included $16.6 million related to the undistributed earnings of unconsolidated affiliates.
Marketable Equity Securities
As of June 30, 2023 and December 31, 2022, the fair value of Quanta’s investment in equity securities of Starry Group Holdings, Inc. (Starry), which is accounted for as a marketable security, was zero, which included an unrealized loss related to these securities of $91.5 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Amounts attributable to common stock:
Net income attributable to common stock	$165,899	$88,020	$260,945	$172,661

Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	145,422	143,851	144,947	143,697
Effect of dilutive unvested non-participating stock-based awards	3,351	4,360	3,770	4,630
Weighted average shares outstanding for diluted earnings per share attributable to common stock	148,773	148,211	148,717	148,327

8. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
0.950% Senior Notes due October 2024	$500,000	$500,000
2.900% Senior Notes due October 2030	1,000,000	1,000,000
2.350% Senior Notes due January 2032	500,000	500,000
3.050% Senior Notes due October 2041	500,000	500,000
Borrowings under senior credit facility (including Term Loan)	958,065	786,910
Borrowings under commercial paper program	699,200	373,000
Other long-term debt	97,117	92,907
Finance leases	28,367	3,542
Unamortized discount and financing costs	(24,978)	(26,432)
Total long-term debt obligations	4,257,771	3,729,927
Less — Current maturities of long-term debt	41,249	37,495
Total long-term debt obligations, net of current maturities	$4,216,522	$3,692,432
Senior Notes
The interest amounts due on Quanta’s senior notes on each payment date are set forth below (dollars in thousands):

Title of the Notes	Interest Amount	Payment Dates	Commencement Date
0.950% Senior Notes due October 2024	$2,375	April 1 and October 1	April 1, 2022
2.900% Senior Notes due October 2030	$14,500	April 1 and October 1	April 1, 2021
2.350% Senior Notes due January 2032	$5,875	January 15 and July 15	July 15, 2022
3.050% Senior Notes due October 2041	$7,625	April 1 and October 1	April 1, 2022
The fair value of Quanta’s senior notes was $2.06 billion as of June 30, 2023, compared to a carrying value of $2.48 billion net of unamortized bond discount, underwriting discounts and deferred financing costs of $22.1 million. The fair value of the senior notes is based on the quoted market prices for the same issue, and the senior notes are categorized as Level 1 liabilities.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Senior Credit Facility
The credit agreement for Quanta’s senior credit facility (as amended, the credit agreement) provides for a $750.0 million term loan facility and aggregate revolving commitments of $2.64 billion, with a maturity date of October 8, 2026. Borrowings under the senior credit facility and the applicable interest rates were as follows (dollars in thousands):

	Six Months Ended
	June 30,
	2023	2022
Maximum amount outstanding	$987,348	$1,597,744
Average daily amount outstanding	$909,662	$1,361,728
Weighted-average interest rate	6.22%	2.04%
As of June 30, 2023, Quanta was in compliance with all of the financial covenants under the credit agreement.
Term Loan. As of June 30, 2023, Quanta had $740.6 million outstanding under its term loan facility. The carrying amount of the term loan under Quanta’s senior credit facility approximates fair value due to its variable interest rate.
Revolving Loans. As of June 30, 2023, Quanta had $217.4 million of outstanding revolving loans under the senior credit facility, all of which were denominated in Canadian dollars. The carrying amounts of the revolving borrowings under Quanta’s senior credit facility approximate fair value, as all revolving borrowings have a variable interest rate.
As of June 30, 2023, Quanta also had $312.7 million of letters of credit issued under the senior credit facility, of which $223.2 million were denominated in U.S. dollars and $89.5 million were denominated in currencies other than the U.S. dollar, primarily Australian and Canadian dollars. Additionally, available commitments for revolving loans under the senior credit facility must be maintained in order to provide credit support for notes issued under Quanta’s commercial paper program, and therefore such notes effectively reduce the available borrowing capacity under the senior credit facility.
As of June 30, 2023, $1.41 billion remained available under the senior credit facility for new revolving loans, letters of credit and support of the commercial paper program.
Deferred Financing Costs. As of June 30, 2023 and December 31, 2022, capitalized deferred financing costs, net of accumulated amortization, related to Quanta’s revolving loans under its senior credit facility and commercial paper program were $7.2 million and $8.3 million and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets. Amortization of deferred financing costs for all debt instruments is included in interest and other financing expenses and was $1.5 million and $1.5 million for the three months ended June 30, 2023 and 2022, and $3.0 million and $2.9 million for the six months ended June 30, 2023 and 2022.
Commercial Paper Program
Quanta had $699.2 million of outstanding notes under its unsecured commercial paper program as of June 30, 2023, with a weighted average interest rate of 5.95% and a weighted average maturity of 21 days as of such date. The carrying amounts of the notes issued under Quanta’s commercial paper program approximate fair value, as all notes currently have a short maturity.
Borrowings under the commercial paper program and the applicable interest rates were as follows (dollars in thousands):

Six Months Ended
June 30, 2023
Maximum amount outstanding	$841,400
Average daily amount outstanding	$622,756
Weighted-average interest rate	5.64%
Additional Letters of Credit
As of June 30, 2023 Quanta had $212.8 million of surety-backed letters of credit issued outside of its senior credit facility, which were denominated in U.S. dollars.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9. LEASES:
Quanta primarily leases land, buildings, vehicles, construction equipment and office equipment. The components of lease costs in the accompanying condensed consolidated statements of operations are as follows (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease cost	Classification	2023	2022	2023	2022
Finance lease cost:
Amortization of lease assets	Depreciation (1)	$1,102	$436	$2,013	$876
Interest on lease liabilities	Interest and other financing expenses	299	28	507	55
Operating lease cost	Cost of services and Selling, general and administrative expenses	23,140	24,248	46,363	49,125
Short-term and variable lease cost (2)	Cost of services and Selling, general and administrative expenses	249,868	224,088	487,946	443,387
Total lease cost		$274,409	$248,800	$536,829	$493,443
(1)    Depreciation is included within “Cost of services” and “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.
(2)    Short-term lease cost includes both leases and rentals with initial terms of one year or less. Variable lease cost is insignificant.
Related party lease expense was $3.9 million and $3.8 million for the three months ended June 30, 2023 and 2022 and $7.8 million and $7.4 million for the six months ended June 30, 2023 and 2022.
Future minimum lease payments for operating leases, finance leases and lease financing transactions were as follows (in thousands):

	As of June 30, 2023
	Operating Leases	Finance Leases	Lease Financing Transactions	Total
Remainder of 2023	$45,285	$1,488	$8,361	$55,134
2024	75,927	6,504	15,573	98,004
2025	59,264	6,477	13,831	79,572
2026	43,129	6,219	14,369	63,717
2027	27,812	5,691	11,756	45,259
Thereafter	29,696	3,452	25,161	58,309
Total future minimum payments related to operating leases, finance leases and lease financing transactions	281,113	29,831	89,051	399,995
Less imputed interest	(22,760)	(1,464)	—	(24,224)
Total operating lease, finance lease and lease financing transaction liabilities	$258,353	$28,367	$89,051	$375,771
Future minimum lease payments for short-term leases were $19.6 million as of June 30, 2023.
The weighted average remaining lease terms and discount rates were as follows:

As of June 30, 2023
Weighted average remaining lease term (in years):
Operating leases	4.26
Finance leases	5.60
Weighted average discount rate:
Operating leases	3.9%
Finance leases	6.1%

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Quanta has also guaranteed the residual value under certain of its equipment operating leases and real estate finance leases, agreeing to pay any difference between the residual value and the fair market value of the underlying asset at the date of lease termination. Historically, the fair value of the assets at the time of lease termination generally has approximated or exceeded the residual value guarantees, and therefore such guarantees are not expected to result in significant payments.

10. INCOME TAXES:
Quanta’s effective tax rates for the three months ended June 30, 2023 and 2022 were 29.4% and 30.0%. Quanta’s effective tax rates for the six months ended June 30, 2023 and 2022 were 20.0% and 20.9%. The tax rates for the six months ended June 30, 2023 and 2022 were favorably impacted by the recognition of $32.4 million and $21.2 million of benefits that resulted from equity incentive awards vesting at a higher fair market value than their grant date fair value. The effective tax rates for the three and six months ended June 30, 2022 were unfavorably impacted by the valuation allowance on the losses on Starry, which is further described below.
Quanta regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain, including in connection with changes in tax laws. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Quanta considers projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from these estimates, Quanta may not realize deferred tax assets to the extent estimated. During the three and six months ended June 30, 2022, Quanta recognized $41.7 million and $50.0 million of unrealized losses on its investment in Starry and recorded a valuation allowance against such unrealized losses. During the three months ended March 31, 2023, Starry filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, as amended. Upon resolution of the bankruptcy proceedings, a portion of Quanta’s unrealized losses may become deductible for income tax purposes.
As of June 30, 2023, the total amount of unrecognized tax benefits relating to uncertain tax positions was $46.3 million, a net increase of $4.7 million from December 31, 2022, which primarily resulted from a $4.7 million increase related to positions expected to be taken in 2023. Quanta’s consolidated federal income tax returns for tax years 2017 through 2021 remain open to examination by the IRS, as the applicable statute of limitations periods have not yet expired. Additionally, various state and foreign tax returns filed by Quanta and certain subsidiaries for multiple periods remain under examination by various U.S. state and foreign tax authorities. Quanta does not consider any state in which it does business to be a major tax jurisdiction. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $11.9 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.

11. EQUITY:
Stock Repurchases
On May 23, 2023, Quanta’s Board of Directors approved a new stock repurchase program that authorizes Quanta to purchase, from time to time through June 30, 2026, up to $500 million of its outstanding common stock. The new stock repurchase program became effective on July 1, 2023, upon expiration of Quanta’s existing stock repurchase program.
Quanta repurchased the following shares of common stock in the open market under its stock repurchase program (in thousands):

Quarter ended:	Shares	Amount
June 30, 2023	—	$—
March 31, 2023	—	—
December 31, 2022	87	$11,403
September 30, 2022	158	$21,033
June 30, 2022	731	$84,884
March 31, 2022	85	$10,426

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Quanta’s policy is to record a stock repurchase as of the trade date of the transaction; however, the payment of cash related to the repurchase is made on the settlement date of the transaction. During the three and six month ended June 30, 2023, Quanta did not make any cash payments related to stock repurchases. During the three and six months ended June 30, 2022, cash payments related to stock repurchases were $84.9 million and $94.4 million. Repurchases may be implemented through open market repurchases or privately negotiated transactions, at management’s discretion, based on market and business conditions, applicable contractual and legal requirements, including restrictions under Quanta’s senior credit facility, and other factors. Quanta is not obligated to acquire any specific amount of common stock, and the repurchase program may be modified or terminated by Quanta’s Board of Directors at any time at its sole discretion and without notice.
Dividends
Quanta declared and paid the following cash dividends and cash dividend equivalents during 2022 and the first six months of 2023 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
May 23, 2023	July 3, 2023	July 14, 2023	$0.08	$11,893
March 29, 2023	April 10, 2023	April 18, 2023	$0.08	$12,100
December 13, 2022	January 3, 2023	January 13, 2023	$0.08	$11,756
August 31, 2022	October 3, 2022	October 14, 2022	$0.07	$10,322
May 27, 2022	July 1, 2022	July 15, 2022	$0.07	$10,283
March 30, 2022	April 11, 2022	April 18, 2022	$0.07	$10,459

12. STOCK-BASED COMPENSATION:
Restricted Stock Units (RSUs) to be Settled in Common Stock
A summary of the activity for RSUs to be settled in common stock for the six months ended June 30, 2023 and 2022 is as follows (RSUs in thousands):

	2023		2022
	RSUs	Weighted Average Grant Date Fair Value (Per Unit)	RSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	3,263	$78.74	3,880	$61.64
Granted	635	$158.93	801	$110.73
Vested	(1,159)	$67.23	(1,200)	$48.96
Forfeited	(101)	$111.48	(98)	$77.41
Unvested at June 30	2,638	$102.44	3,383	$77.47
The approximate fair value of RSUs that vested during the six months ended June 30, 2023 and 2022 was $182.8 million and $135.7 million.
During the six months ended June 30, 2023 and 2022, Quanta recognized $47.1 million and $40.5 million of non-cash stock compensation expense related to RSUs to be settled in common stock. As of June 30, 2023, there was $182.9 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 3.41 years.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Performance Stock Units (PSUs) to be Settled in Common Stock
A summary of the activity for PSUs to be settled in common stock for the six months ended June 30, 2023 and 2022 is as follows (PSUs in thousands):

	2023		2022
	PSUs	Weighted Average Grant Date Fair Value (Per Unit)	PSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	733	$65.39	931	$47.27
Granted	177	$174.50	148	$119.04
Vested	(413)	$35.12	(334)	$40.15
Forfeited	(3)	$90.36	(17)	$58.79
Unvested at June 30	494	$129.66	728	$64.83
The Monte Carlo simulation valuation methodology applied the following key inputs:

	2023	2022
Valuation date price based on March 9, 2023 and March 2, 2022 closing stock prices of Quanta common stock	$160.55	$110.24
Historical volatility	35%	39%
Risk-free interest rate	4.62%	1.64%
Term in years	2.81	2.83
During the six months ended June 30, 2023 and 2022, Quanta recognized $15.0 million and $10.6 million of non-cash stock compensation expense related to PSUs to be settled in common stock. As of June 30, 2023, there was an estimated $43.4 million of total unrecognized compensation expense related to unearned and unvested PSUs. This amount is based on forecasted attainment of performance metrics and estimated forfeitures of unearned and unvested PSUs. The compensation expense related to outstanding PSUs can vary from period to period based on changes in forecasted achievement of established performance goals and the total number of shares of common stock that Quanta anticipates will be issued upon vesting of such PSUs. This cost is expected to be recognized over a weighted average period of 1.97 years.
During each of the six months ended June 30, 2023 and 2022, 0.7 million shares of common stock were earned and either issued or deferred for future issuance under Quanta’s deferred compensation plans in connection with PSUs. The approximate fair values of PSUs earned during the six months ended June 30, 2023 and 2022 were $115.5 million and $72.4 million.
RSUs to be Settled in Cash
During the six months ended June 30, 2023 and 2022, compensation expense related to RSUs to be settled in cash was $8.6 million and $6.7 million. RSUs that are anticipated to be settled in cash are not included in the calculation of weighted average shares outstanding for earnings per share, and the estimated earned value of such RSUs is calculated at the end of each reporting period based on the market value of Quanta’s common stock and is classified as a liability. Quanta paid $9.7 million and $8.7 million to settle liabilities related to cash-settled RSUs in the six months ended June 30, 2023 and 2022. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $10.3 million and $11.0 million as of June 30, 2023 and December 31, 2022.

13. EMPLOYEE BENEFIT PLANS:
Deferred Compensation Plans
Quanta maintains non-qualified deferred compensation plans under which eligible directors and key employees may defer their receipt of certain cash compensation and/or the settlement of certain stock-based awards. As of June 30, 2023 and December 31, 2022, the liability related to deferred cash compensation under these plans, including amounts contributed by Quanta, was $81.4 million and $67.4 million, the majority of which was included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheets. Additionally, as of June 30, 2023 and December 31, 2022, the settlement and issuance of 207,512 and 252,026 shares of common stock underlying certain stock-based awards had been deferred under these plans, and such issuances are scheduled to occur in future periods.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

To provide for future obligations related to deferred cash compensation under these plans, Quanta has invested in corporate-owned life insurance (COLI) policies covering certain participants in the deferred compensation plans, the underlying investments of which are intended to be aligned with the investment alternatives elected by plan participants. The COLI assets are recorded at their cash surrender value, which is considered their fair market value, and as of June 30, 2023 and December 31, 2022, the fair market values were $76.6 million and $64.0 million and were included in “Other assets, net” in the accompanying condensed consolidated balance sheets. The level of inputs for these fair value measurements is Level 2.
Changes in the fair market value of Quanta’s COLI assets and deferred compensation liabilities largely offset and are recorded in the accompanying statements of operations as follows (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Classification	Change in fair market value of	2023	2022	2023	2022
(Loss) gain included in Selling, general and administrative expenses	Deferred compensation liabilities	$(4,103)	$10,110	$(8,310)	$14,037
Other income (expense), net	COLI assets	$3,266	$(10,164)	$6,412	$(14,304)

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
The decision of the arbitration tribunal is final, with limited grounds on which PRONATEL and the MTC may seek to annul the decision in Peruvian courts. In December 2022, Redes filed an enforcement proceeding with respect to each project contract to secure recovery of the arbitration award, and PRONATEL and the MTC filed an annulment proceeding with respect to each project contract. The enforcement and annulment proceedings are pending within different commercial courts in Lima, Peru. In April 2023 and August 2023, Redes received favorable rulings in each of the annulment proceedings rejecting the grounds for annulment; however, PRONATEL and the MTC are pursuing, and are expected to continue to pursue, certain remaining legal challenges to such rulings. Decisions with respect to the enforcement proceedings are expected later in 2023. Additionally, in December 2022, following the favorable arbitration ruling, Quanta received $100.5 million pursuant to coverage under an insurance policy for the improper collection by PRONATEL and the MTC of the advance payment and performance bonds, and in January 2023 Quanta received $6.7 million pursuant to coverage under an insurance policy for nonpayment by PRONATEL and the MTC of amounts owed for work completed by Redes. Quanta is continuing to pursue collection of the ICC arbitration award and any amount collected would result in repayment of an equal amount to the insurers up to the amount received from the insurers.
Quanta also reserves the right to seek full compensation for the loss of its investment under applicable legal regimes, including investment treaties and customary international law, as well as to seek resolution through direct discussions with PRONATEL or the MTC. In connection with these rights, in May 2020 Quanta’s Dutch subsidiary delivered to the Peruvian government an official notice of dispute arising from the termination of the contracts and related acts by PRONATEL (which are attributable to Peru) under the Agreement on the Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the Republic of Peru (Investment Treaty). The Investment Treaty protects Quanta’s subsidiary’s indirect ownership stake in Redes and the project, and provides for rights and remedies distinct from the ICC arbitration. In December 2020, Quanta’s Dutch subsidiary filed a request for the institution of an arbitration proceeding against Peru with the International Centre for Settlement of Investment Disputes (ICSID) related to Peru’s breach of the Investment Treaty, which was registered by ICSID in January 2021. In the ICSID arbitration, Quanta’s Dutch subsidiary claims, without limitation, that Peru: (i) treated the subsidiary’s investment in Redes and the project unfairly and inequitably; and (ii) effectively expropriated the subsidiary’s investment in Redes and the project. In addition, Quanta’s Dutch subsidiary is seeking full compensation for all damages arising from Peru’s actions, including but not limited to (i) the fair market value of the investment and/or lost profits; (ii) attorneys’ fees and arbitration costs; (iii) other related costs and damages and (iv) pre- and post-award interest. The ICSID arbitration hearing on the merits occurred in the second quarter of 2023 and a decision is currently expected in the first half of 2024.
Quanta believes Redes is entitled to all amounts awarded by the ICC arbitration tribunal, and that its Dutch subsidiary is entitled to other amounts associated with the pending ICSID arbitration proceeding. Quanta and Redes intend to vigorously pursue recovery of the amounts awarded by the ICC arbitration tribunal and take additional legal actions deemed necessary to enforce the ICC arbitration decision. However, due to the inherent uncertainty involved with, among other things, the

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

annulment, enforcement and related proceedings, the ultimate timing and conclusion with respect to collection of the amount of the ICC arbitration award remains unknown.
As a result of the contract terminations and the inherent uncertainty involved in arbitration proceedings and recovery of amounts owed, during the three months ended June 30, 2019, Quanta recorded a charge to earnings of $79.2 million, which included a reduction of previously recognized earnings on the project, a reserve against a portion of the project costs incurred through the project termination date, an accrual for a portion of the alleged liquidated damages, and the estimated costs to complete the project turnover and close out the project. Quanta also initially recorded a contract receivable of approximately $120 million related to the project during the three months ended June 30, 2019, which includes the amounts collected by PRONATEL through exercise of the advance payment bonds and performance bonds. As of June 30, 2023, the total amount of the receivable was not changed and is included in “Other assets, net” in the accompanying condensed consolidated balance sheet. Additionally, with respect to the amounts received pursuant to coverage under the insurance policies described above, $107.2 million is included in “Insurance and other non-current liabilities” in the accompanying consolidated balance sheet as of June 30, 2023.
After considering, as discussed above, that the ultimate timing and conclusion with respect to collection of the full amount associated with the ICC arbitration award remains unknown, Quanta has not recognized a gain in the current period. To the extent amounts in excess of the current receivable are determined to be realizable, a gain would be recorded in the period such determination is made. However, if Quanta is ultimately not successful with respect to collection of the ICC arbitration award, through annulment or otherwise, or with respect to its claims in the pending ICSID arbitration proceeding, this matter could result in an additional significant loss that could have a material adverse effect on Quanta’s consolidated results of operations and cash flows.
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
Hallen’s liabilities associated with this matter are expected to be covered under applicable insurance policies or contractual remedies negotiated by Quanta with the former owners of Hallen. When a loss becomes probable and estimable, Quanta expects to record an accrual of the estimated liability, offset by a receivable in the same amount related to such insurance coverage and contractual remedies. As of June 30, 2023, Quanta had not recorded an accrual related to this matter, as the ultimate amount of liability in connection with this matter remains subject to uncertainties associated with pending litigation, including, among other things, the likelihood and potential amount of damages that could be asserted or awarded. While Quanta believes the liabilities associated with this matter will not exceed the amount of available insurance coverage and contractual remedies, this matter could result in a loss that is in excess of, or not covered by, such remedies, which could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.
Silverado Wildfire Matter
During 2022 and 2023, two of Quanta’s subsidiaries received tenders of defense and demands for preservation of evidence from Southern California Edison Company (SCE) related to lawsuits filed from April 2021 through July 2023 against SCE and T-Mobile USA, Inc. (T-Mobile) in the Superior Court of California, County of Orange. The lawsuits generally assert property damage and related claims on behalf of certain individuals and subrogation claims on behalf of insurers relating to damages caused by a wildfire that began in October 2020 in Orange County, California (the Silverado Fire) and that is purported to have damaged approximately 13,000 acres. The lawsuits allege the Silverado Fire originated from utility poles in the area, generally claiming that each defendant failed to adequately maintain, inspect, repair or replace its overhead facilities, equipment and utility poles and remove vegetation in the vicinity; that the utility poles were overloaded with equipment from shared usage; and that SCE failed to de-energize its facilities during red flag warnings for a Santa Ana wind event. The lawsuits allege the Silverado Fire started when SCE and T-Mobile equipment contacted each other and note the Orange County Fire Department is investigating whether a T-Mobile lashing wire contacted an SCE overhead primary conductor in high winds. T-Mobile has filed cross-complaints against SCE alleging, among other things, that the ignition site of the Silverado Fire encompassed two utility poles replaced by SCE or a third party engaged by SCE, and that certain equipment, including T-Mobile’s lashing wire, was not sufficiently re-secured after the utility pole replacements. One of Quanta’s subsidiaries performed planning and other services related to the two utility poles, and another Quanta subsidiary replaced the utility poles and reattached the electrical and telecommunication equipment to the new utility poles in March 2019, approximately 19 months before the Silverado Fire. Pursuant to the general terms of a master services agreement and a master consulting services agreement between the Quanta subsidiaries and SCE, the subsidiaries agreed to defend and indemnify SCE against certain claims arising with respect to performance or nonperformance under the agreements. The SCE tender letters seek contractual indemnification and defense from Quanta’s subsidiaries for the claims asserted against SCE in the lawsuits and the T-Mobile cross-complaints.
Quanta’s subsidiaries intend to vigorously defend against the lawsuits, the T-Mobile cross-complaints and any other claims asserted in connection with the Silverado Fire. Quanta will continue to review additional information in connection with this matter as litigation and resolution efforts progress, and any such information may potentially allow Quanta to determine an estimate of potential loss, if any. As of June 30, 2023, Quanta had not recorded an accrual with respect to this matter, and Quanta is currently unable to reasonably estimate a range of reasonably possible loss, if any, because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability. Quanta also believes that to the extent its subsidiaries are determined to be liable for any damages resulting from this matter, its insurance would be applied to any such liabilities over its deductible amount and its insurance coverage would be adequate to cover such potential liabilities. However, the ultimate amount of any potential liability and insurance coverage in connection with this matter remains subject to uncertainties associated with pending and potential future litigation.

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
As of June 30, 2023 and December 31, 2022, the gross amount accrued for employer’s liability, workers’ compensation, auto liability, general liability, and group health claims totaled $322.9 million and $319.6 million, of which $210.7 million and $209.8 million are included in “Insurance and other non-current liabilities,” and the remainder is included in “Accounts payables and accrued expenses.” Related insurance recoveries/receivables as of June 30, 2023 and December 31, 2022 were $5.3 million and $5.8 million, of which $0.3 million and $0.3 million are included in “Prepaid expenses and other current assets” and $5.0 million and $5.5 million are included in “Other assets, net.”
Bonds and Parent Guarantees
As of June 30, 2023, the total amount of the outstanding performance bonds was estimated to be approximately $6.3 billion. Quanta’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $2.4 billion as of June 30, 2023.
Capital Commitments and Other Committed Expenditures
As of June 30, 2023, Quanta had $59.9 million of production orders with expected delivery dates during the remainder of 2023 and $36.5 million of production orders with expected delivery dates in 2024 for capital commitments primarily related to the expansion of its equipment fleet. The majority of this amount relates to the expansion of Quanta’s equipment fleet in order to accommodate manufacturer lead times on certain types of vehicles. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that the majority of these orders will be assigned to third party leasing companies and made available under certain master equipment lease agreements, thereby releasing Quanta from its capital commitments.

15. DETAIL OF CERTAIN ACCOUNTS:
Cash and Cash Equivalents
As of June 30, 2023 and December 31, 2022, cash equivalents were $197.1 million and $260.1 million and consisted primarily of money market investments and money market mutual funds. Quanta’s cash equivalents are categorized as Level 1 assets, as all values are based on unadjusted quoted prices for identical assets in an active market. Cash and cash equivalents in foreign bank accounts are primarily held in Canada and Australia.
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

	June 30, 2023	December 31, 2022
Cash and cash equivalents held by domestic joint ventures	$27,836	$14,291
Cash and cash equivalents held by foreign joint ventures	4,854	6,277
Total cash and cash equivalents held by joint ventures	32,690	20,568
Cash and cash equivalents held by captive insurance company	33,663	35,085
Cash and cash equivalents not held by joint ventures or captive insurance company	295,613	372,852
Total cash and cash equivalents	$361,966	$428,505

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts payable, trade	$1,672,778	$1,302,086
Accrued compensation and related expenses	469,661	469,048
Other accrued expenses	374,469	381,995
Accounts payable and accrued expenses	$2,516,908	$2,153,129
Other accrued expenses primarily include accrued insurance liabilities, income and franchise taxes payable and deferred revenues.
Property and Equipment
Accumulated depreciation related to property and equipment was $1.74 billion and $1.65 billion as of June 30, 2023 and December 31, 2022. In addition, Quanta held property and equipment, net of $278.6 million and $298.0 million in foreign countries, primarily Canada, as of June 30, 2023 and December 31, 2022.
Other Intangible Assets
Accumulated amortization related to other intangible assets was $1.17 billion and $1.02 billion as of June 30, 2023 and December 31, 2022.

16. SUPPLEMENTAL CASH FLOW INFORMATION:
Reconciliations of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows are as follows (in thousands):

	June 30,
	2023	2022
Cash and cash equivalents	$361,966	$150,653
Restricted cash included in “Prepaid expenses and other current assets” (1)	5,205	1,763
Restricted cash included in “Other assets, net” (1)	1,141	950
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$368,312	$153,366

	December 31,
	2022	2021
Cash and cash equivalents	$428,505	$229,097
Restricted cash included in “Prepaid expenses and other current assets” (1)	3,759	1,836
Restricted cash included in “Other assets, net” (1)	950	954
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$433,214	$231,887
(1)    Restricted cash includes any cash that is legally restricted as to withdrawal or usage.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$(47,470)	$(49,268)
Operating cash flows used by finance leases	$(507)	$(54)
Financing cash flows used by finance leases	$(992)	$(727)
Lease assets obtained in exchange for lease liabilities:
Operating leases	$52,494	$24,723
Finance leases	$25,373	$1,250
Lease financing transaction assets obtained in exchange for lease financing transaction liabilities	$7,136	$27,153
Additional supplemental cash flow information is as follows (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Cash (paid) received during the period for:
Interest paid	$(78,773)	$(42,959)
Income taxes paid	$(128,925)	$(58,363)
Income tax refunds	$4,037	$5,470
Accrued capital expenditures were $31.2 million and $27.7 million as of June 30, 2023 and 2022. The impact of these items has been excluded from Quanta’s capital expenditures in the accompanying condensed consolidated statements of cash flows due to their non-cash nature.

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

Overview
Our second quarter 2023 results reflect increased demand for our services, as revenue increased in all of our segments as compared to the second quarter of 2022.
With respect to our Electric Power Infrastructure Solutions (Electric Power) segment, utilities are continuing to invest significant capital in their electric power delivery systems through multi-year grid modernization and reliability programs, as well as system upgrades and hardening programs in response to recurring severe weather events. We have also experienced high demand for new and expanded transmission, substation and distribution infrastructure needed to reliably transport power.
With respect to our Renewable Energy Infrastructure Solutions (Renewable Energy) segment, the transition to a reduced-carbon economy is continuing to drive demand for renewable generation and related infrastructure (e.g., high-voltage electric transmission and substation infrastructure), as well as interconnection services necessary to connect and transmit renewable-generated electricity to existing electric power delivery systems. Our acquisition of Blattner Holding Company and its operating subsidiaries (collectively, Blattner) in the fourth quarter of 2021, has had a significant incremental impact on our ability to perform these services. Despite these positive longer-term trends, certain of our customers experienced supply chain challenges during 2022 and into the first half of 2023 that resulted in delays and shortages of, and increased costs for, materials necessary for certain projects, particularly sourcing restrictions related to solar panels necessary for the utility scale solar industry. Based on indications within this market during the second quarter of 2023, we expect the supply chain challenges and sourcing restrictions related to solar panels to improve throughout the remainder of the year.
With respect to our Underground Utility and Infrastructure Solutions (Underground and Infrastructure) segment, in 2022 and through the second quarter of 2023 we experienced strong demand for our services focused on utility spending, in particular our gas distribution services to natural gas utilities that are implementing modernization programs, and our downstream industrial services, as these customers continued to move forward with certain maintenance and capital spending that was deferred during the course of the COVID-19 pandemic. Additionally, during the first half of 2023 we generated increased revenues associated with large pipeline projects in Canada.
During the six months ended June 30, 2023, increased revenues resulted in $165.8 million of net cash provided by operating activities. Available commitments under our senior credit facility and cash and cash equivalents as of June 30, 2023 were $1.77 billion.
We expect the strong demand for our services will continue. Our remaining performance obligations and backlog were $12.48 billion and $27.20 billion as of June 30, 2023, representing increases of 41.8%, and 12.9% relative to December 31, 2022. For a reconciliation of backlog to remaining performance obligations, the most comparable financial measure prepared in conformity with generally accepted accounting principles in the United States (GAAP), see Non-GAAP Financial Measures below.

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

Results of Operations
Consolidated Results
Three months ended June 30, 2023 compared to the three months ended June 30, 2022
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands). The results of acquired businesses have been included in the following results of operations since their respective acquisition dates.

	Three Months Ended June 30,				Change
	2023		2022		$	%
Revenues	$5,048,610	100.0%	$4,232,003	100.0%	$816,607	19.3%
Cost of services	4,324,511	85.7	3,607,413	85.2	717,098	19.9%
Gross profit	724,099	14.3	624,590	14.8	99,509	15.9%
Equity in earnings of integral unconsolidated affiliates	9,370	0.2	18,565	0.4	(9,195)	(49.5)%
Selling, general and administrative expenses	(384,171)	(7.6)	(323,245)	(7.6)	(60,926)	18.8%
Amortization of intangible assets	(70,025)	(1.4)	(107,945)	(2.6)	37,920	(35.1)%
Asset impairment charges	—	—	(2,800)	(0.1)	2,800	(100.0)%
Change in fair value of contingent consideration liabilities	—	—	(809)	—	809	(100.0)%
Operating income	279,273	5.5	208,356	4.9	70,917	34.0%
Interest and other financing expenses	(48,189)	(1.0)	(28,639)	(0.7)	(19,550)	68.3%
Interest income	1,448	—	222	—	1,226	552.3%
Other income (expense), net	3,419	0.2	(42,527)	(1.0)	45,946	*
Income before income taxes	235,951	4.7	137,412	3.2	98,539	71.7%
Provision for income taxes	69,367	1.4	41,252	0.9	28,115	68.2%
Net income	166,584	3.3	96,160	2.3	70,424	73.2%
Less: Net income attributable to non-controlling interests	685	—	8,140	(0.2)	(7,455)	(91.6)%
Net income attributable to common stock	$165,899	3.3%	$88,020	2.1%	$77,879	88.5%
* The percentage change is not meaningful.
Revenues. Revenues increased due to a $465.1 million increase in revenues from our Renewable Energy segment, a $215.8 million increase in revenues from our Electric Power segment and a $135.7 million increase in revenues from our Underground and Infrastructure segment. See Segment Results below for additional information and discussion related to segment revenues.
Cost of services. Costs of services primarily includes wages, benefits, subcontractor costs, materials, equipment, and other direct and indirect costs, including related depreciation. The increase in cost of services generally correlates to the increase in revenues.

Equity in earnings of integral unconsolidated affiliates. The decrease in equity in earnings was primarily driven by the timing of completion of projects associated with certain of our integral affiliates, as well as the reimbursement of certain large costs to LUMA by the owner of the transmission and distribution system during the three months ended June 30, 2022.

Selling, general and administrative expenses. The increase was partially attributable to an aggregate $28.7 million increase in the following items to support business growth: compensation expense, largely associated with increased salaries due primarily to headcount growth; and travel and related expenses. Also contributing to the increase was a $14.2 million increase in deferred compensation liabilities primarily driven by fair market value increases and an $11.9 million increase in legal and other consulting services. The fair market value changes in deferred compensation liabilities were largely offset by changes in the fair value of corporate-owned life insurance (COLI) assets associated with the deferred compensation plan, which are included in “Other (expense) income, net” as discussed below.
Amortization of intangible assets. The decrease was primarily related to a $40.7 million reduction of amortization of intangible assets associated with backlog for Blattner, which was fully amortized by the third quarter of 2022.
Operating income. Operating income was positively impacted by a $13.0 million decrease in corporate and non-allocated costs, which includes amortization expense, as well as a $11.9 million increase in operating income for our Electric Power segment, a $28.8 million increase in operating income for our Renewable Energy segment and a $17.3 million increase in operating income for our Underground and Infrastructure segment. Results for each of our business segments and corporate and non-allocated costs are discussed in the Segment Results section below.
Interest and other financing expenses. The increase primarily resulted from the impact of higher interest rates on our outstanding variable rate debt during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Other income (expense), net. The net other expense for the three months ended June 30, 2022 included a $41.7 million unrealized loss that resulted from the remeasurement of the fair value of our investment in Starry Group Holdings, Inc. (Starry). The increase in other income, net for three months ended June 30, 2023 compared to the three months ended June 30, 2022 also resulted from a $13.4 million favorable mark-to-market valuation of the COLI assets associated with our deferred compensation plans, partially offset by $9.1 million lower equity in earnings of non-integral affiliates.
Provision for income taxes. The effective tax rates for the three months ended June 30, 2023 and 2022 were 29.4% and 30.0%.
Comprehensive income. See Statements of Comprehensive Income in Item 1. Financial Statements of Part I of this Quarterly Report. Comprehensive income increased by $125.2 million in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to a $70.4 million increase in net income and a $55.0 million increase in foreign currency translation gains. The predominant functional currencies for our operations outside the U.S. are Canadian and Australian dollars. The increase in foreign currency translation gains primarily resulted from strengthening of the Canadian dollar against the U.S. dollar for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
EBITDA and adjusted EBITDA. See Non-GAAP Financial Measures below for a reconciliation of EBITDA and adjusted EBITDA to net income attributable to common stock, the most comparable GAAP financial measure. EBITDA increased 26.8%, or $92.1 million, to $436.3 million as compared to $344.2 million for the three months ended June 30, 2022, and adjusted EBITDA increased 11.8%, or $50.0 million, to $472.1 million as compared to $422.1 million for the three months ended June 30, 2022.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Six Months Ended June 30,				Change
	2023		2022		$	%
Revenues	$9,477,436	100.0%	$8,197,528	100.0%	$1,279,908	15.6%
Cost of services (including related depreciation)	8,180,142	86.3	7,024,767	85.7	1,155,375	16.4%
Gross profit	1,297,294	13.7	1,172,761	14.3	124,533	10.6%
Equity in earnings of integral unconsolidated affiliates	18,990	0.2	33,717	0.4	(14,727)	(43.7)%
Selling, general and administrative expenses	(768,723)	(8.1)	(648,132)	(7.9)	(120,591)	18.6%
Amortization of intangible assets	(142,428)	(1.5)	(223,696)	(2.7)	81,268	(36.3)%
Asset impairment charges	—	—	(2,800)	—	2,800	(100.0)%
Change in fair value of contingent consideration liabilities	—	—	(5,978)	(0.1)	5,978	(100.0)%
Operating income	405,133	4.3	325,872	4.0	79,261	24.3%
Interest and other financing expenses	(89,882)	(0.9)	(53,367)	(0.7)	(36,515)	68.4%
Interest income	2,964	—	291	—	2,673	918.6%
Other income (expense), net	11,285	0.1	(43,800)	(0.5)	55,085	*
Income before income taxes	329,500	3.5	228,996	2.8	100,504	43.9%
Provision for income taxes	65,946	0.7	47,808	0.6	18,138	37.9%
Net income	263,554	2.8	181,188	2.2	82,366	45.5%
Less: Net income attributable to non-controlling interests	2,609	—	8,527	0.1	(5,918)	(69.4)%
Net income attributable to common stock	$260,945	2.8%	$172,661	2.1%	$88,284	51.1%
* The percentage change is not meaningful.
Revenues. Revenues increased due to a $597.8 million increase in revenues from our Renewable Energy segment, a $413.2 million increase in revenues from our Electric Power segment and a $268.9 million increase in revenues from our Underground and Infrastructure segment. See Segment Results below for additional information and discussion related to segment revenues.
Cost of services. Costs of services primarily includes wages, benefits, subcontractor costs, materials, equipment, and other direct and indirect costs, including related depreciation. The increase in cost of services generally correlates to the increase in revenues.
Equity in earnings of integral unconsolidated affiliates. The decrease in equity in earnings was primarily driven by the timing of completion of projects associated with certain of our integral affiliates, as well as the reimbursement of certain large costs to LUMA by the owner of the transmission and distribution system during the six months ended June 30, 2022.
Selling, general and administrative expenses. The increase was partially attributable to an aggregate $50.9 million increase in the following items to support business growth: compensation expense, largely associated with increased salaries due primarily to headcount growth; and travel and related expenses. Also contributing to the increase was a $22.3 million increase in expense related to deferred compensation liabilities. The fair market value changes in deferred compensation liabilities were largely offset by changes in the fair value of COLI assets associated with the deferred compensation plan, which are included in “Other (expense) income, net” as discussed below. Additional items contributing to the increase were an $11.5 million increase in legal and other consulting services; a $7.8 million increase in expenses associated with acquired businesses; a $5.6 million increase in depreciation expense primarily related to our new corporate headquarters and a $5.5 million increase in provision for credit allowance.
Amortization of intangible assets. The decrease was primarily due to a $88.8 million reduction of amortization of intangible assets associated with backlog for Blattner, which was fully amortized by the third quarter of 2022.
Operating income. Operating income was positively impacted by a $30.5 million decrease in corporate and non-allocated costs, which includes amortization expense, as well as a $30.7 million increase in operating income for our Underground and Infrastructure segment and a $23.6 million increase in operating income for our Electric Power segment. Partially offsetting the positive impact of these items was a $5.5 million decrease in operating income for our Renewable Energy segment. Results for each of our business segments and corporate and non-allocated costs are discussed in the Segment Results section below.
Interest and other financing expenses. The increase primarily resulted from the impact of higher interest rates on our outstanding variable rate debt during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Other income (expense), net. The net other expense for the six months ended June 30, 2022 was primarily due to an unrealized loss of $50.0 million that resulted from the remeasurement of the fair value of our investment in Starry. The increase in other income for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 resulted from a $20.7 million favorable mark-to-market valuation of the COLI assets associated with our deferred compensation plan, partially offset by a $12.9 million decrease in equity in earnings of non-integral affiliates.
Provision for income taxes. The effective tax rates for the six months ended June 30, 2023 and 2022 were 20.0% and 20.9%. The tax rate for the six months ended June 30, 2023 was favorably impacted by the recognition of a $32.4 million benefit that resulted from equity incentive awards vesting at a higher fair market value than their grant date fair market value, as compared to the recognition of $21.2 million associated with this tax benefit for the six months ended June 30, 2022.
Comprehensive income. See Statements of Comprehensive Income in Item 1. Financial Statements of Part I of this Quarterly Report. Comprehensive income increased by $125.0 million in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to a $82.4 million increase in net income and a $41.8 million increase in foreign currency translation gains. The predominant functional currencies for our operations outside the U.S. are Canadian and Australian dollars. The increase in foreign currency translation gains primarily resulted from strengthening of the Canadian dollar against the U.S. dollar for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
EBITDA and adjusted EBITDA. See Non-GAAP Financial Measures below for a reconciliation of EBITDA and adjusted EBITDA to net income attributable to common stock, the most comparable GAAP financial measure. EBITDA increased 11.4%, or $73.8 million, to $723.8 million as compared to $650.0 million for the six months ended June 30, 2022, and adjusted EBITDA increased 5%, or $36.8 million, to $804.4 million as compared to $767.6 million for the six months ended June 30, 2022.

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

Three months ended June 30, 2023 compared to the three months ended June 30, 2022
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated. Operating margin is calculated by dividing operating income (loss) by revenues. The following table also includes the dollar and percentage change from the prior period (dollars in thousands):

	Three Months Ended June 30,				Change
	2023		2022		$	%
Revenues:
Electric Power Infrastructure Solutions	$2,415,254	47.9%	$2,199,430	52.0%	$215,824	9.8%
Renewable Energy Infrastructure Solutions	1,389,368	27.5	924,236	21.8	465,132	50.3%
Underground Utility and Infrastructure Solutions	1,243,988	24.6	1,108,337	26.2	135,651	12.2%
Consolidated revenues	$5,048,610	100.0%	$4,232,003	100.0%	$816,607	19.3%
Operating income (loss):
Electric Power Infrastructure Solutions	$244,017	10.1%	$232,150	10.6%	$11,867	5.1%
Renewable Energy Infrastructure Solutions	110,487	8.0%	81,687	8.8%	28,800	35.3%
Underground Utility and Infrastructure Solutions	107,207	8.6%	89,943	8.1%	17,264	19.2%
Corporate and Non-Allocated Costs	(182,438)	(3.6)%	(195,424)	(4.6)%	12,986	(6.6)%
Consolidated operating income	$279,273	5.5%	$208,356	4.9%	$70,917	34.0%

Electric Power Infrastructure Solutions Segment Results
Revenues. The increase in revenues for the three months ended June 30, 2023 was primarily due to increased spending by our utility customers on grid modernization and hardening and approximately $80 million in revenues attributable to acquired businesses.
Operating Income. Operating income increased for the three months ended June 30, 2023 primarily due to the increase in revenues. Operating margin decreased during the three months ended June 30, 2023 partially due to $9.2 million of lower equity in earnings from our integral unconsolidated affiliates as discussed above, as well as lower than expected utilization of resources in Canada, which is expected to continue throughout the rest of the year. The negative impact of these items on operating margin was partially offset by improved operating margin associated with telecommunications projects.
Renewable Energy Infrastructure Solutions Segment Results
Revenues. The increase in revenues for the three months ended June 30, 2023 was primarily due to increased demand and improved supply chain dynamics, as well as approximately $75 million in revenues attributable to acquired businesses.
Operating Income. The increase in operating income was primarily due to the increase in revenues during the three months ended June 30, 2023. The decrease in operating margin during the three months ended June 30, 2023 was primarily attributable to increased unabsorbed costs related to higher levels of fixed costs for resources required to support the expected increase in project activity in the second half of 2023 and into 2024. Additionally, operating margin during the three months ended June 30, 2022 benefited from the favorable acceleration of a transmission project by the customer.
Underground Utility and Infrastructure Solutions Segment Results
Revenues. The increase in revenues for the three months ended June 30, 2023 was due to higher demand from our gas utility services customers, and to a lesser extent, increased revenues associated with large pipeline projects in Canada. These increases were partially offset by approximately $20 million as a result of unfavorable foreign currency exchange rates.
Operating Income. The increase in operating income and operating margin for the three months ended June 30, 2023 was primarily due to the increase in revenues, which contributed to higher levels of fixed cost absorption.
Corporate and Non-Allocated Costs
The decrease in corporate and non-allocated costs during the three months ended June 30, 2023 was primarily due to a $37.9 million decrease in intangible asset amortization, largely associated with the acquisition of Blattner, which was fully amortized by the third quarter of 2022; and an $11.9 million decrease in acquisition and integration costs related to recent acquisitions. These decreases were partially offset by an aggregate increase of $36.8 million primarily related to deferred compensation liabilities due to market fluctuations; compensation expense, primarily related to salaries due partially to growth in business; and consulting fees.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Six Months Ended June 30,				Change
	2023		2022		$	%
Revenues:
Electric Power Infrastructure Solutions	$4,751,291	50.1%	$4,338,127	52.9%	$413,164	9.5%
Renewable Energy Infrastructure Solutions	2,397,668	25.3	1,799,868	22.0	597,800	33.2%
Underground Utility and Infrastructure Solutions	2,328,477	24.6	2,059,533	25.1	268,944	13.1%
Consolidated revenues	$9,477,436	100.0%	$8,197,528	100.0%	$1,279,908	15.6%
Operating income (loss):
Electric Power Infrastructure Solutions	459,166	9.7%	435,569	10.0%	23,597	5.4%
Renewable Energy Infrastructure Solutions	146,143	6.1%	151,629	8.4%	(5,486)	(3.6)%
Underground Utility and Infrastructure Solutions	168,780	7.2%	138,118	6.7%	30,662	22.2%
Corporate and Non-Allocated Costs	(368,956)	(3.9)%	(399,444)	(4.9)%	30,488	(7.6)%
Consolidated operating income	$405,133	4.3%	$325,872	4.0%	$79,261	24.3%
Electric Power Infrastructure Solutions Segment Results
Revenues. The increase in revenues for the six months ended June 30, 2023 was primarily due to increased spending by our utility customers on grid modernization and hardening and approximately $145 million in revenues attributable to acquired businesses.
Operating Income. Operating income increased for the six months ended June 30, 2023 primarily due to the increase in revenues. Operating margin decreased during the six months ended June 30, 2023 partially due to $14.7 million of lower equity in earnings from our integral unconsolidated affiliates as discussed above, as well as lower than expected utilization of resources in Canada, which is expected to continue throughout the rest of the year. The negative impact of these items on operating margin was partially offset by improved operating margin associated with telecommunications projects.
Renewable Energy Infrastructure Solutions Segment Results
Revenues. The increase in revenues for the six months ended June 30, 2023 was primarily due to increased demand and improved supply chain dynamics, as well as approximately $110 million in revenues attributable to acquired businesses. These increases were partially offset by approximately $29 million as a result of unfavorable foreign currency exchange rates.
Operating Income. Operating income and operating margin during the six months ended June 30, 2023 were negatively impacted by normal variability in overall project timing and increased unabsorbed costs related to higher levels of fixed costs for resources required to support the expected increase in project activity in the second half of 2023 and into 2024. Additionally, the six months ended June 30, 2022 was negatively impacted by significant additional costs arising from delays on the large renewable transmission project in Canada that were due to the continued negative impact of the COVID-19 pandemic, which was exacerbated by the remote locations of the project.
Underground Utility and Infrastructure Solutions Segment Results
Revenues. The increase in revenues for the six months ended June 30, 2023 was primarily due to higher demand from our gas utility services customers, and to a lesser extent, due to increased revenues associated with large pipeline projects in Canada. These increases were partially offset by approximately $42 million as a result of unfavorable foreign currency exchange rates.
Operating Income. The increase in operating income and operating margin for the six months ended June 30, 2023 was primarily due to the increase in revenues, which contributed to higher levels of fixed cost absorption.
Corporate and Non-Allocated Costs
The decrease in corporate and non-allocated costs during the six months ended June 30, 2023 was primarily due to a $81.3 million decrease in intangible asset amortization, largely associated with the acquisition of Blattner, which was fully amortized by the third quarter of 2022; and a $7.2 million decrease in acquisition and integration costs. These decreases were partially offset by an aggregate increase of $58.0 million in costs primarily related to market fluctuations of deferred compensation liabilities; compensation expense, primarily related to non-cash stock compensation expense and salaries due partially to growth in business; travel and entertainment; and consulting fees.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income attributable to common stock (GAAP as reported)	$165,899	$88,020	$260,945	$172,661
Interest and other financing expenses	48,189	28,639	89,882	53,367
Interest income	(1,448)	(222)	(2,964)	(291)
Provision for income taxes	69,367	41,252	65,946	47,808
Depreciation expense	79,876	73,959	158,258	144,913
Amortization of intangible assets	70,025	107,945	142,428	223,696
Interest, income taxes, depreciation and amortization included in equity in earnings of integral unconsolidated affiliates	4,412	4,579	9,282	7,840
EBITDA	436,320	344,172	723,777	649,994
Non-cash stock-based compensation	34,607	28,090	62,058	51,082
Acquisition and integration costs (1)	2,284	14,191	22,172	29,322
Equity in losses (earnings) of non-integral unconsolidated affiliates	(468)	(9,611)	(2,085)	(14,949)
Unrealized loss from mark-to-market adjustment on investment (2)	—	41,654	—	50,047
Gains on sales of investments (3)	(674)	—	(1,496)	(6,696)
Asset impairment charges	—	2,800	—	2,800
Change in fair value of contingent consideration liabilities	—	809	—	5,978
Adjusted EBITDA	$472,069	$422,105	$804,426	$767,578
(1)    The amounts for the three and six months ended June 30, 2022 include $11.5 million and $23.0 million of expenses that are associated with change of control payments as a result of the acquisition of Blattner.
(2)     The amounts for the three and six months ended June 30, 2022 are unrealized losses from decreases in fair value of our investment in Starry.
(3)     The amount for the six months ended June 30, 2022 is a gain as a result of the sale of a non-marketable equity security interest equity in a technology company.
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
As of June 30, 2023 and December 31, 2022, MSAs accounted for 46% and 52% of our estimated 12-month backlog and 57% and 65% of our total backlog. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts can be terminated on short notice even if we are not in default. We determine the estimated backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining estimated backlog. As a result, estimates for remaining performance obligations and backlog are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.
The following table reconciles total remaining performance obligations to our backlog (a non-GAAP financial measure) by reportable segment along with estimates of amounts expected to be realized within 12 months (in thousands):

	June 30, 2023		December 31, 2022
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Solutions
Remaining performance obligations	$2,584,140	$4,128,988	$2,124,820	$3,033,472
Estimated orders under MSAs and short-term, non-fixed price contracts	4,948,080	9,454,858	5,415,427	10,049,435
Backlog	$7,532,220	$13,583,846	$7,540,247	$13,082,907

Renewable Energy Infrastructure Solutions
Remaining performance obligations	$5,048,636	$6,801,436	$3,183,568	$4,638,115
Estimated orders under MSAs and short-term, non-fixed price contracts	118,333	206,102	57,555	84,094
Backlog	$5,166,969	$7,007,538	$3,241,123	$4,722,209

Underground Utility and Infrastructure Solutions
Remaining performance obligations	$1,184,061	$1,546,395	$1,038,543	$1,129,837
Estimated orders under MSAs and short-term, non-fixed price contracts	1,755,797	5,057,435	1,973,982	5,158,814
Backlog	$2,939,858	$6,603,830	$3,012,525	$6,288,651

Total
Remaining performance obligations	$8,816,837	$12,476,819	$6,346,931	$8,801,424
Estimated orders under MSAs and short-term, non-fixed price contracts	6,822,210	14,718,395	7,446,964	15,292,343
Backlog	$15,639,047	$27,195,214	$13,793,895	$24,093,767
The increases in remaining performance obligations and backlog from December 31, 2022 to June 30, 2023 were primarily attributable to multiple new project awards.

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
Cash Requirements and Capital Allocation
During the six months ended June 30, 2023, there were no material changes outside the ordinary course of business in the specified contractual obligations or changes to our capital allocation priorities as set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of the 2022 Annual Report. We anticipate that our future cash flows from operating activities, cash and cash equivalents on hand, existing borrowing capacity under our senior credit facility and commercial paper program and ability to access capital markets for additional capital will provide sufficient funds to enable us to meet our cash requirements for the next twelve months and over the longer term.
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
Our available commitments under our senior credit facility and cash and cash equivalents as of June 30, 2023 were as follows (in thousands):

June 30, 2023
Total capacity available for revolving loans, credit support for commercial paper program and letters of credit	$2,640,000
Less:
Borrowings of revolving loans	217,440
Commercial paper program notes outstanding(1)	699,200
Letters of credit outstanding	312,700
Available commitments for revolving loans, credit support for commercial paper program and letters of credit	1,410,660
Plus:
Cash and cash equivalents (2)	361,966
Total available commitments under senior credit facility and cash and cash equivalents	$1,772,626
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
(2)    Further information with respect to our cash and cash equivalents is set forth below and in Note 15 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. This amount includes $93.5 million in jurisdictions outside of the U.S., principally in Canada and Australia. There are currently no legal or economic restrictions that would materially impede our ability to repatriate cash.
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

Sources and Uses of Cash, Cash Equivalents and Restricted Cash During the Six Months Ended June 30, 2023 and 2022
In summary, our cash flows for each period were as follows (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by operating activities	$165,822	$203,821
Net cash used in investing activities	$(567,367)	$(211,018)
Net cash provided by (used in) financing activities	$336,294	$(70,916)
Operating Activities
Net cash provided by operating activities of $165.8 million and $203.8 million in the six months ended June 30, 2023 and 2022 primarily reflected earnings adjusted for non-cash items and cash used by the main components of working capital: “Accounts and notes receivable,” “Contract assets,” “Prepaid expenses and other current assets,” “Accounts payable and accrued expenses,” and “Contract liabilities.” The net cash provided by operating activities during the six months ended June 30, 2023 and 2022 was negatively impacted by incremental working capital requirements related to the large renewable transmission project in Canada and the timing of the associated billings.
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
Days sales outstanding (DSO) represents the average number of days it takes revenues to be converted into cash, which management believes is an important metric for assessing liquidity. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets, less contract liabilities, and divided by average revenues per day during the quarter. DSO as of June 30, 2023 was 78 days, which was lower than DSO of 81 days as of June 30, 2022 and lower than our five-year historical average DSO of 82 days. This decrease in DSO as compared to June 30, 2022 was partially due to an increase in contract liabilities related to favorable billing terms on certain large projects, as well as increased revenues. The favorable impact on operating cash flow related to the decrease in DSO was partially offset by our prepayment of amounts to suppliers for certain project materials that require a long lead time and increased working capital requirements primarily related to increased unapproved change orders included in contract assets from the aforementioned large renewable transmission project in Canada.
Investing Activities
Net cash used in investing activities in the six months ended June 30, 2023 included $452.3 million related to acquisitions and $185.6 million of capital expenditures. Partially offsetting these items were $42.3 million of proceeds from the sale of non-integral equity investments and $35.0 million of proceeds from the sale of, and insurance settlements related to, property and equipment.
Net cash used in investing activities in the six months ended June 30, 2022 included $231.5 million of capital expenditures and $16.7 million of cash used for investments, partially offset by $25.4 million of proceeds from the sale of, and insurance settlements related to, property and equipment and $16.9 million of cash received from investments, which primarily related to proceeds received from the sale of a non-controlling ownership interest in a technology company.
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

Financing Activities
Net cash provided by financing activities in the six months ended June 30, 2023 included $491.7 million of net borrowings under our senior credit facility and commercial paper program, partially offset by $110.8 million of cash payments to satisfy tax withholding obligations associated with stock-based compensation and $24.5 million of cash payments for dividends.
Net cash used in financing activities in the six months ended June 30, 2022 included $94.4 million of cash payments for common stock repurchases, $76.2 million of cash payments to satisfy tax withholding obligations associated with stock-based compensation and $20.9 million of cash payments for dividends. These items were partially offset by $142.1 million of net borrowings under our senior credit facility.
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

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2023. Our primary exposure to market risk relates to unfavorable changes in interest rates and currency exchange rates. Refer to the information on financial market risk related to changes in interest rates and foreign currency exchange rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our 2022 Annual Report.

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

As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b), as such disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Evaluation of Internal Control over Financial Reporting
We acquired three business during the six months ended June 30, 2023. We are in the process of integrating these acquired business into our overall internal control over financial reporting process.
Except as noted above, there has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities During the Second Quarter of 2023
The following table contains information about our purchases of equity securities during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
April 1 - 30, 2023
Open Market Stock Repurchases (1)	—	$—	—	$345,073,142
Tax Withholding Obligations (2)	9,050	$162.01	—
May 1 - 31, 2023
Open Market Stock Repurchases (1)	—	$—	—	$345,073,142
Tax Withholding Obligations (2)	2,189	$171.36	—
June 1 - 30, 2023
Open Market Stock Repurchases (1)	—	$—	—	$345,073,142
Tax Withholding Obligations (2)	1,230	$190.51	—
Total	12,469		—

(1)On May 24, 2023, we issued a press release announcing that our Board of Directors approved a stock repurchase program that authorizes us to purchase, from time to time through June 30, 2026, up to $500 million of our outstanding common stock (the 2023 Program). The 2023 Program became effective on July 1, 2023, upon expiration of our stock repurchase program that was announced on August 6, 2020 that authorized us to purchase, from time to time through June 30, 2023, up to $500 million of our outstanding common stock (the 2020 Program). Through June 30, 2023, we had acquired approximately 1.4 million shares of our outstanding common stock in the open market for a total cost of approximately $154.9 million under the 2020 Program. Repurchases under the 2023 Program can be made in open market and privately negotiated transactions, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. The 2023 Program does not obligate us to acquire any specific amount of common stock and may be modified or terminated by our Board of Directors at any time at its sole discretion and without notice.
(2)Includes shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock unit and performance stock unit awards or the settlement of previously vested but deferred restricted stock unit and performance stock unit awards.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Insider Trading Arrangements

On May 15, 2023, Donald C. Wayne, Executive Vice President and General Counsel of Quanta, adopted a Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of Regulation S-K). Mr. Wayne’s plan provides for the potential sale of up to 17,750 shares of Quanta’s common stock through April 30, 2024.

This Rule 10b5-1 trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and Quanta’s policies regarding transactions in our securities.

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
The following financial statements from Quanta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and with detailed tags

104	*	The cover page from Quanta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101)
_______________________________________

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTA SERVICES, INC.

By:	/s/ PAUL M. NOBEL
Paul M. Nobel Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: August 3, 2023