Form 10-Q
period 2023-09-30
QUANTA SERVICES, INC.
filed 2023-11-02
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of October 27, 2023, the number of outstanding shares of Common Stock of the registrant was 145,284,890.

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
•Expectations regarding the future availability and price of materials and equipment necessary for the performance of our business, as well as our ability to implement strategies designed to manage the availability or price of such materials and equipment;
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
•Delays, deferrals, reductions in scope or cancellations of anticipated, pending or existing projects as a result of, among other things, supply chain or production disruptions and other logistical challenges, weather, regulatory or permitting issues, environmental processes, project performance issues, claimed force majeure events, protests or other political activity, legal challenges, inflationary pressure, reductions or eliminations in governmental funding or customer capital constraints;
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

•The unavailability of, or increased prices for, materials, equipment and consumables (such as fuel) used in our and our customers’ businesses, including as a result of inflation; supply chain or production disruptions; governmental regulations on sourcing; the imposition of tariffs, duties, taxes or other assessments; and other changes in U.S. trade relationships with foreign countries;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$305,355	$428,505
Accounts receivable, net	4,332,499	3,674,525
Contract assets	1,584,623	1,080,206
Inventories	163,879	103,265
Prepaid expenses and other current assets	349,011	249,569
Total current assets	6,735,367	5,536,070
Property and equipment, net	2,290,327	2,030,464
Operating lease right-of-use assets	249,592	229,691
Other assets, net	650,586	622,736
Other intangible assets, net	1,362,078	1,458,631
Goodwill	3,900,499	3,586,745
Total assets	$15,188,449	$13,464,337
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$44,570	$37,495
Current portion of operating lease liabilities	77,648	74,052
Accounts payable and accrued expenses	2,969,093	2,153,129
Contract liabilities	1,100,928	1,141,518
Total current liabilities	4,192,239	3,406,194
Long-term debt, net of current maturities	3,937,348	3,692,432
Operating lease liabilities, net of current portion	188,137	171,512
Deferred income taxes	264,378	227,861
Insurance and other non-current liabilities	610,496	567,519
Total liabilities	9,192,598	8,065,518
Commitments and Contingencies
Equity:
Common stock, $0.00001 par value, 600,000,000 shares authorized, 173,670,350 and 170,638,525 shares issued, and 145,268,038 and 142,930,598 shares outstanding	2	2
Additional paid-in capital	2,944,208	2,718,988
Retained earnings	4,660,570	4,163,212
Accumulated other comprehensive loss	(317,655)	(310,677)
Treasury stock, 28,402,312 and 27,707,927 common shares	(1,299,814)	(1,188,061)
Total stockholders’ equity	5,987,311	5,383,464
Non-controlling interests	8,540	15,355
Total equity	5,995,851	5,398,819
Total liabilities and equity	$15,188,449	$13,464,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$5,620,822	$4,459,757	$15,098,258	$12,657,285
Cost of services	4,773,498	3,770,927	12,953,640	10,795,694
Gross profit	847,324	688,830	2,144,618	1,861,591
Equity in earnings of integral unconsolidated affiliates	11,707	10,633	30,697	44,350
Selling, general and administrative expenses	(386,538)	(347,449)	(1,155,261)	(995,581)
Amortization of intangible assets	(71,361)	(67,147)	(213,789)	(290,843)
Asset impairment charges	—	—	—	(2,800)
Change in fair value of contingent consideration liabilities	(803)	1,924	(803)	(4,054)
Operating income	400,329	286,791	805,462	612,663
Interest and other financing expenses	(47,531)	(33,566)	(137,413)	(86,933)
Interest income	1,993	436	4,957	727
Other (expense) income, net	(3,744)	(24,455)	7,541	(68,255)
Income before income taxes	351,047	229,206	680,547	458,202
Provision for income taxes	77,522	72,890	143,468	120,698
Net income	273,525	156,316	537,079	337,504
Less: Net income attributable to non-controlling interests	689	360	3,298	8,887
Net income attributable to common stock	$272,836	$155,956	$533,781	$328,617

Earnings per share attributable to common stock:
Basic	$1.88	$1.09	$3.68	$2.29
Diluted	$1.83	$1.06	$3.59	$2.22

Shares used in computing earnings per share:
Weighted average basic shares outstanding	145,455	143,353	145,118	143,581
Weighted average diluted shares outstanding	148,792	147,678	148,749	148,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$273,525	$156,316	$537,079	$337,504
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment gain (loss)	(31,995)	(79,841)	(7,769)	(97,400)
Other income (loss)	—	(27)	791	(88)
Other comprehensive income (loss), net of taxes	(31,995)	(79,868)	(6,978)	(97,488)
Comprehensive income	241,530	76,448	530,101	240,016
Less: Comprehensive income attributable to non-controlling interests	689	360	3,298	8,887
Comprehensive income attributable to common stock	$240,841	$76,088	$526,803	$231,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$537,079	$337,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	239,746	218,420
Amortization of intangible assets	213,789	290,843
Equity in earnings of unconsolidated affiliates, net of distributions	24,579	(28,732)
Loss from mark-to-market adjustment on investment	—	76,509
Deferred income tax expense	14,302	39,610
Non-cash stock-based compensation	94,658	77,730
Other non-cash adjustments, net	(10,620)	(343)
Changes in assets and liabilities, net of non-cash transactions:
Accounts and notes receivable	(666,786)	(316,253)
Contract assets	(508,457)	(369,958)
Prepaid expenses and other current assets	(104,956)	(73,899)
Accounts payable and accrued expenses and other non-current liabilities	776,496	287,890
Contract liabilities	(38,764)	27,278
Other assets and liabilities, net	1,348	(19,416)
Net cash provided by operating activities	572,414	547,183
Cash Flows from Investing Activities:
Capital expenditures	(325,397)	(337,469)
Proceeds from sale of and insurance settlements related to property and equipment	47,983	43,603
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(472,643)	(177,766)
Investments in unconsolidated affiliates and other	(6,505)	(20,622)
Proceeds from the sale or settlement of certain investments	42,277	16,905
Other, net	(8,039)	(397)
Net cash used in investing activities	(722,324)	(475,746)
Cash Flows from Financing Activities:
Borrowings under credit facility and commercial paper program	14,339,958	5,412,107
Payments under credit facility and commercial paper program	(14,136,313)	(5,239,330)
Payments related to tax withholding for share-based compensation	(113,409)	(78,639)
Payments of dividends	(36,059)	(30,998)
Repurchase of common stock	—	(115,115)
Other, net	(23,126)	(31,747)
Net cash provided by (used in) financing activities	31,051	(83,722)

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(4,466)	(1,264)

Net decrease in cash, cash equivalents and restricted cash	(123,325)	(13,549)
Cash, cash equivalents and restricted cash, beginning of period	433,214	231,887
Cash, cash equivalents and restricted cash, end of period	$309,889	$218,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2022	142,930,598	$2	$2,718,988	$4,163,212	$(310,677)	$(1,188,061)	$5,383,464	$15,355	$5,398,819
Other comprehensive income	—	—	—	—	1,100	—	1,100	—	1,100
Acquisitions	1,018,946	—	123,503	—	—	—	123,503	—	123,503
Stock-based compensation activity	1,210,615	—	26,650	—	—	(104,247)	(77,597)	—	(77,597)
Dividends declared ($0.08 per share)	—	—	—	(12,100)	—	—	(12,100)	—	(12,100)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8,741)	(8,741)
Net income	—	—	—	95,046	—	—	95,046	1,924	96,970
Balance, March 31, 2023	145,160,159	$2	$2,869,141	$4,246,158	$(309,577)	$(1,292,308)	$5,513,416	$8,538	$5,521,954
Other comprehensive income	—	—	—	—	23,917	—	23,917	—	23,917
Stock-based compensation activity	36,299	—	34,487	—	—	(4,893)	29,594	—	29,594
Dividends declared ($0.08 per share)	—	—	—	(11,893)	—	—	(11,893)	—	(11,893)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,177)	(1,177)
Net income	—	—	—	165,899	—	—	165,899	685	166,584
Balance, June 30, 2023	145,196,458	$2	$2,903,628	$4,400,164	$(285,660)	$(1,297,201)	$5,720,933	$8,046	$5,728,979
Other comprehensive loss	—	—	—	—	(31,995)	—	(31,995)	—	(31,995)
Acquisitions	43,462	—	8,018	—	—	—	8,018	—	8,018
Stock-based compensation activity	28,118	—	32,562	—	—	(2,613)	29,949	—	29,949
Dividends declared ($0.08 per share)	—	—	—	(12,430)	—	—	(12,430)	—	(12,430)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(195)	(195)
Net income	—	—	—	272,836	—	—	272,836	689	273,525
Balance, September 30, 2023	145,268,038	$2	$2,944,208	$4,660,570	$(317,655)	$(1,299,814)	$5,987,311	$8,540	$5,995,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2021	142,633,934	$2	$2,615,410	$3,714,843	$(237,689)	$(980,265)	$5,112,301	$4,620	$5,116,921
Other comprehensive income	—	—	—	—	13,275	—	13,275	—	13,275
Stock-based compensation activity	1,216,468	—	21,830	—	—	(73,643)	(51,813)	—	(51,813)
Common stock repurchases	(84,798)	—	—	—	—	(10,426)	(10,426)	—	(10,426)
Dividends declared ($0.07 per share)	—	—	—	(10,459)	—	—	(10,459)	—	(10,459)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(538)	(538)
Net income	—	—	—	84,641	—	—	84,641	387	85,028
Balance, March 31, 2022	143,765,604	$2	$2,637,240	$3,789,025	$(224,414)	$(1,064,334)	$5,137,519	$4,469	$5,141,988
Other comprehensive loss	—	—	—	—	(30,895)	—	(30,895)	—	(30,895)
Stock-based compensation activity	46,105	—	28,046	—	—	(504)	27,542	—	27,542
Common stock repurchases	(731,381)	—	—	—	—	(84,884)	(84,884)	—	(84,884)
Dividends declared ($0.07 per share)	—	—	—	(10,283)	—	—	(10,283)	—	(10,283)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(80)	(80)
Other	—	—	—	—	—	—	—	227	227
Net income	—	—	—	88,020	—	—	88,020	8,140	96,160
Balance, June 30, 2022	143,080,328	$2	$2,665,286	$3,866,762	$(255,309)	$(1,149,722)	$5,127,019	$12,756	$5,139,775
Other comprehensive loss	—	—	—	—	(79,868)	—	(79,868)	—	(79,868)
Stock-based compensation activity	41,278	—	26,624	—	—	(2,323)	24,301	—	24,301
Common stock repurchases	(158,499)	—	—	—	—	(21,033)	(21,033)	—	(21,033)
Dividends declared ($0.07 per share)	—	—	—	(10,322)	—	—	(10,322)	—	(10,322)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(7,601)	(7,601)
Net income	—	—	—	155,956	—	—	155,956	360	156,316
Balance, September 30, 2022	142,963,107	$2	$2,691,910	$4,012,396	$(335,177)	$(1,173,078)	$5,196,053	$5,515	$5,201,568

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
New Accounting Pronouncement Not Yet Adopted
In June 2022, the FASB issued an update that clarifies the guidance in FASB ASC 820 (Fair Value Measurement) for equity securities subject to contractual sale restrictions. The update prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. This update is effective for interim and annual periods beginning after December 15, 2023. Early adoption is permitted. This guidance will increase the fair market value of the consideration paid in equity securities in a business combination, and therefore it may increase the amount allocated to goodwill. Quanta will adopt this update by January 1, 2024, and it is not expected to have a material impact on Quanta’s consolidated financial statements.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables present Quanta’s revenue disaggregated by contract type and by geographic location, as determined by the job location (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
By contract type:
Fixed price contracts	$2,718,921	48.4%	$1,875,855	42.1%	6,950,697	46.0%	$5,370,646	42.4%
Unit-price contracts	1,803,764	32.1	1,597,640	35.8	4,998,787	33.1	$4,407,147	34.8
Cost-plus contracts	1,098,137	19.5	986,262	22.1	3,148,774	20.9	2,879,492	22.8
Total revenues	$5,620,822	100.0%	$4,459,757	100.0%	$15,098,258	100.0%	$12,657,285	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
By primary geographic location:
United States	$4,816,825	85.8%	$3,760,019	84.3%	$12,766,092	84.6%	$10,751,325	84.9%
Canada	574,536	10.2	512,803	11.5	1,640,154	10.9	1,503,174	11.9
Australia	148,499	2.6	130,851	2.9	459,901	3.0	275,421	2.2
Others	80,962	1.4	56,084	1.3	232,111	1.5	127,365	1.0
Total revenues	$5,620,822	100.0%	$4,459,757	100.0%	$15,098,258	100.0%	$12,657,285	100.0%

Under fixed-price contracts, as well as unit-price contracts with more than an insignificant amount of partially completed units, revenue is recognized as performance obligations are satisfied over time, with the percentage completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 58.3% and 52.4% of Quanta’s revenues recognized during the three months ended September 30, 2023 and 2022 were associated with this revenue recognition method, and 58.3% and 51.5% of Quanta’s revenues recognized during the nine months ended September 30, 2023 and 2022 were associated with this revenue recognition method.
Performance Obligations
As of September 30, 2023 and December 31, 2022, the aggregate transaction price allocated to unsatisfied or partially satisfied performance obligations was approximately $13.56 billion and $8.80 billion, with 70.4% and 72.1% expected to be recognized in the subsequent twelve months. These amounts represent management’s estimates of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work had not yet begun as of such dates. For purposes of calculating remaining performance obligations, Quanta includes all estimated revenues attributable to consolidated joint ventures and variable interest entities, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized, and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under MSAs and non-fixed price contracts expected to be completed within one year.
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
As of September 30, 2023 and December 31, 2022, Quanta had recognized revenues of $799.5 million and $549.3 million related to unapproved change orders and claims included as contract price adjustments primarily in “Contract assets” in the accompanying consolidated balance sheets. These change orders and claims were in the process of being negotiated in the normal course of business and represent management’s estimates of additional contract revenues that have been earned and are probable of collection.

The largest component of the revenues recognized related to unapproved change orders and claims as of September 30, 2023 and of the increase relative to December 31, 2022 is associated with a large renewable transmission project in Canada. During 2021 and 2022, decreased productivity and additional costs arose from delays, administrative requirements and labor issues due to the COVID-19 pandemic, including incremental governmental requirements and worksite restrictions. During the nine months ended September 30, 2023, additional costs arose from residual impacts associated with the aforementioned items, work resequencing and acceleration, access delays, and logistical challenges along with other issues outside of Quanta’s control.
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
Revenues were positively impacted by 0.7% and 1.7% during the three months ended September 30, 2023 and 2022 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to June 30, 2023 and 2022. Revenues were positively impacted by 0.3% and 0.9% during the nine months ended September 30, 2023 and 2022 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2022 and 2021.
Operating results for the three and nine months ended September 30, 2023 were impacted by less than 5% of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress as of June 30, 2023. There were no material changes in estimates on any individual project.
Operating results for the three months ended September 30, 2022 were favorably impacted by $70.6 million, or 10.2%, of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress as of June 30, 2022. The overall favorable impact resulted from net positive changes in estimates across a large number of projects, primarily as a result of favorable performance and successful mitigation of risks and contingencies as the projects progressed to completion.
Operating results for the nine months ended September 30, 2022 were favorably impacted by $108.1 million, or 5.8% of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress at December 31, 2021. The overall favorable impact resulted from net positive changes in estimates across a large number of projects, primarily as a result of favorable performance and successful mitigation of risks and contingencies as the projects progressed to completion. Partially offsetting the aggregate net favorable impact to gross profit was a negative change in estimate of $21.8 million for the nine months ended September 30, 2022, associated with the large renewable transmission project in Canada discussed above.
Contract Assets and Liabilities
Contract assets and liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Contract assets	$1,584,623	$1,080,206
Contract liabilities	$1,100,928	$1,141,518
Contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; and recognized unapproved change orders and contract claims. The increase in contract assets from December 31, 2022 to September 30, 2023 was primarily due to additional unapproved change

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

orders and claims related to the large renewable transmission project in Canada described above, as well as progress on other projects on which the timing of billings lagged behind the completion of work.
During the nine months ended September 30, 2023, Quanta recognized revenue of approximately $991.3 million related to contract liabilities outstanding as of the end of the prior year.
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
Accounts receivable are written-off against the allowance for credit losses if they are deemed uncollectible.
Activity in Quanta’s allowance for credit losses consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Balance at beginning of period	$13,908	$49,707	$15,644	$49,749
Increase in provision for credit losses	181	2,343	5,428	2,048
Write-offs charged against the allowance net of recoveries of amounts previously written off	(146)	(33,030)	(7,129)	(32,777)
Balance at end of period	$13,943	$19,020	$13,943	$19,020
Provision for credit losses is included in “Selling, general and administrative expenses” in the consolidated statements of operations. During the three months ended September 30, 2022, Quanta determined that $31.7 million of receivables that were fully reserved in previous periods were uncollectible, and as such wrote-off the receivables against their related allowances. The receivables were from Limetree Bay Refining, LLC (Limetree Refining), which filed for bankruptcy in July 2021, and an affiliate, customers within Quanta’s Underground Utility and Infrastructure Solutions segment. Provisions for such receivables were recognized during 2021.
Quanta is subject to concentrations of credit risk related primarily to its receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and contract assets for services Quanta has performed for customers. Quanta grants credit under normal payment terms, generally without collateral. One customer within the Renewable Energy Infrastructure Solutions segment associated with the large renewable transmission project in Canada described above represented 14% and 13% of Quanta’s consolidated receivable position as of September 30, 2023 and December 31, 2022. No customer represented 10% or more of Quanta’s consolidated revenues for the three or nine months ended September 30, 2023 or 2022.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on Quanta’s experience in recent years, the majority of these retainage balances are expected to be collected within one year. Retainage balances with expected settlement dates within one year of September 30, 2023 and December 31, 2022 were $544.8 million and $397.6 million, which are included in “Accounts receivable.” Retainage balances with expected settlement dates beyond one year were $173.4 million and $136.2 million as of September 30, 2023 and December 31, 2022 and are included in “Other assets, net.”
Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date or when amounts arise from routine lags in billing. These balances do not include revenues recognized for work performed under fixed-price contracts and unit-price contracts with more than an insignificant amount of partially completed units, as these amounts are recorded as “Contract assets.” As of September 30, 2023 and December 31, 2022, unbilled receivables included in “Accounts receivable” were $957.9 million and $823.9 million. The increase in unbilled receivables was primarily due to significant increases in work and certain delays in billing related to certain large customers. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $57.1 million and $59.6 million as of September 30, 2023 and December 31, 2022.

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
The following table sets forth segment revenues and segment operating income (loss) and operating margins for the three and nine months ended September 30, 2023 and 2022. Operating margin is calculated by dividing operating income (loss) by

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

revenues. The following table shows dollars in thousands:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Revenues:
Electric Power	$2,489,547	44.3%	$2,282,332	51.2%	$7,240,838	48.0%	$6,620,459	52.3%
Renewable Energy	1,746,636	31.1	978,779	21.9	4,144,304	27.4	2,778,647	22.0
Underground and Infrastructure	1,384,639	24.6	1,198,646	26.9	3,713,116	24.6	3,258,179	25.7
Consolidated revenues	$5,620,822	100.0%	$4,459,757	100.0%	$15,098,258	100.0%	$12,657,285	100.0%
Operating income (loss):
Electric Power(1)	$296,176	11.9%	$255,457	11.2%	$755,342	10.4%	$691,026	10.4%
Renewable Energy	151,389	8.7%	88,885	9.1%	297,532	7.2%	240,514	8.7%
Underground and Infrastructure	123,764	8.9%	101,351	8.5%	292,544	7.9%	239,469	7.3%
Corporate and Non-Allocated Costs (2)	(171,000)	(3.0)%	(158,902)	(3.6)%	(539,956)	(3.6)%	(558,346)	(4.4)%
Consolidated operating income	$400,329	7.1%	$286,791	6.4%	$805,462	5.3%	$612,663	4.8%
(1)    Includes equity in earnings of integral unconsolidated affiliates of $11.7 million and $10.6 million for the three months ended September 30, 2023 and 2022 and $30.7 million and $44.4 million for the nine months ended September 30, 2023 and 2022, primarily related to Quanta’s equity interest in LUMA Energy, LLC (LUMA).
(2)    Includes amortization expense of $71.4 million and $67.1 million and non-cash stock-based compensation of $32.5 million and $26.6 million for the three months ended September 30, 2023 and 2022. Includes amortization expense of $213.8 million and $290.8 million and non-cash stock-based compensation of $94.6 million and $77.7 million for the nine months ended September 30, 2023 and 2022.
Depreciation Expense
Separate measures of Quanta’s assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by management to evaluate segment performance. Certain of Quanta’s fixed assets are used on an interchangeable basis across its reportable segments. The following table sets forth depreciation expense by segment for the three and nine months ended September 30, 2023 and 2022. The table shows dollars in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Depreciation:
Electric Power	$38,228	$35,896	$121,670	$109,456
Renewable Energy	15,812	11,214	37,351	29,625
Underground and Infrastructure	23,940	20,311	63,575	61,916
Corporate and Non-Allocated Costs	3,508	6,086	17,150	17,423
Consolidated depreciation	$81,488	$73,507	$239,746	$218,420

5. ACQUISITIONS:
The results of operations of acquired businesses have been included in Quanta’s consolidated financial statements since their respective acquisition dates.
During the nine months ended September 30, 2023, Quanta acquired four businesses located in the United States including: a business that provides services related to high-voltage transmission lines, overhead and underground distribution, emergency restoration and industrial and commercial wiring and lighting (primarily included in the Electric Power segment); a business that procures parts, assembles kits for sale, manages logistics and installs solar tracking equipment for utility and development customers (primarily included in the Renewable Energy segment); a business that provides concrete construction

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

services (primarily included in the Electric Power and Renewable Energy segments); and a business specializing in power studies, maintenance testing and commissioning primarily for utility and commercial customers (included in the Electric Power segment). The consideration for these transactions consisted of approximately $484.1 million paid or payable in cash (subject to certain adjustments) and 1,062,408 shares of Quanta common stock, which had a fair value of $131.5 million as of the dates of the acquisitions.
In July 2022, Quanta acquired a business located in the United States that provides construction contracting services to utilities, specializing in trenching and underground pipeline and electrical conduit installation, primarily included in the Electric Power segment.
Additionally, the former owners of certain acquired businesses are eligible to receive potential payments of contingent consideration to the extent the acquired businesses achieve certain financial performance targets over specified post-acquisition periods.
Purchase Price Allocation
Quanta is finalizing its purchase price allocations related to businesses acquired in 2023, and further adjustments to the purchase price allocations may occur, with possible updates primarily related to tax estimates and the finalization of closing working capital adjustments. The aggregate consideration paid or payable for businesses acquired between September 30, 2022 and September 30, 2023 was allocated to acquired assets and assumed liabilities, which resulted in an allocation of $189.8 million to net tangible assets, $115.5 million to identifiable intangible assets and $317.2 million to goodwill.
The following table summarizes the estimated fair value of total consideration transferred or estimated to be transferred and the fair value of assets acquired and liabilities assumed as of their respective acquisition dates as of September 30, 2023 for acquisitions completed in the nine months ended September 30, 2023 (in thousands):

Nine Months Ended
September 30, 2023
Consideration:
Cash paid or payable	$484,103
Value of Quanta common stock issued	131,521
Contingent consideration	6,850
Fair value of total consideration transferred or estimated to be transferred	$622,474

Cash and cash equivalents	$14,924
Accounts receivable	51,289
Contract assets	195
Inventories	56,960
Prepaid expenses and other current assets	4,417
Property and equipment	147,012
Operating lease assets	16,264
Other assets	4,553
Identifiable intangible assets	115,515
Accounts payable and accrued liabilities	(64,923)
Contract liabilities	(3,071)
Operating lease liabilities, current	(3,080)
Deferred tax liabilities, net	(20,556)
Operating lease liabilities, non-current	(13,790)
Other long-term liabilities	(398)
Total identifiable net assets	305,311
Goodwill	317,163
Fair value of net assets acquired	$622,474

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of September 30, 2023, approximately $261.3 million of goodwill is expected to be deductible for income tax purposes related to acquisitions completed in the nine months ended September 30, 2023.
The following table summarizes the estimated fair values of identifiable intangible assets for the acquisitions completed in the nine months ended September 30, 2023 as of the acquisition dates and the related weighted average amortization periods by type (in thousands, except for weighted average amortization periods, which are in years).

	Nine Months Ended
	September 30, 2023
	Estimated Fair Value	Weighted Average Amortization Period in Years
Customer relationships	$83,180	4.6
Backlog	11,564	0.8
Trade names	13,797	15.0
Non-compete agreements	6,974	5.0
Total intangible assets subject to amortization	$115,515	5.5
The significant estimates used by management in determining the fair values of customer relationship intangible assets include future revenues, discount rates and customer attrition rates. The following table includes the discount rates and customer attrition rates used to determine the fair value of customer relationship intangible assets for businesses acquired during the nine months ended September 30, 2023 as of the respective acquisition dates:

	Nine Months Ended
	September 30, 2023
	Range	Weighted Average
Discount rates	15% to 19%	17%
Customer attrition rates	10% to 30%	18%
Contingent Consideration
As described above, certain business acquisitions have contingent consideration liabilities associated with the transactions. The aggregate fair value of these outstanding contingent consideration liabilities and their classification in the accompanying consolidated balance sheets is as follows (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable and accrued expenses	$—	$5,000
Insurance and other non-current liabilities	151,156	143,517
Total contingent consideration liabilities	$151,156	$148,517
The fair value determinations of contingent consideration liabilities incorporate significant inputs not observable in the market, including revenue forecasts, operating margins, discount rates and the probability of achieving certain performance targets during designated post-acquisition periods. The final amount of certain contingent consideration payments could also be subject to Quanta management discretion. Accordingly, the level of inputs used for these fair value measurements is Level 3.
Quanta’s outstanding contingent consideration liabilities are subject to a maximum payment amount, and the aggregate maximum payment amount of these liabilities totaled $336.6 million as of September 30, 2023. During the nine months ended September 30, 2023 and 2022, Quanta settled certain contingent consideration liabilities with cash payments of $5.0 million and $1.6 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Pro Forma Results of Operations
The following unaudited supplemental pro forma results of operations for Quanta, which incorporate the acquisitions completed in the nine months ended September 30, 2023 and the year ended December 31, 2022, have been provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$5,624,274	$4,585,187	$15,112,066	$13,045,546
Net income attributable to common stock	$272,772	$155,177	$533,540	$328,147
The pro forma combined results of operations for the three and nine months ended September 30, 2023 and 2022 were prepared by adjusting the historical results of Quanta to include the historical results of the businesses acquired in 2023 as if such acquisitions had occurred January 1, 2022. The pro forma combined results of operations for the three and nine months ended September 30, 2022 were prepared by further adjusting the historical results of Quanta to include the historical results of the business acquired in 2022 as if such acquisition had occurred January 1, 2021. These pro forma combined historical results were adjusted for the following: a reduction of interest and other financing expenses as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest and other financing expenses as a result of the cash consideration paid; an increase in amortization expense due to the intangible assets recorded; elimination of inter-company sales; and changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs incurred by Quanta or any cost savings or other synergies that resulted or may result from the acquisitions.
Results of Operations
Revenues of $117.4 million and income before income taxes of $3.5 million, which includes $7.3 million of amortization expense and $1.8 million of acquisition-related costs, related to the acquisitions completed in 2023 are included in Quanta’s condensed consolidated results of operations for the three months ended September 30, 2023. Revenues of $354.0 million and income before income taxes of $0.3 million, which includes $22.3 million of amortization expense and $19.6 million of acquisition-related costs, related to the acquisitions completed in 2023 are included in Quanta’s condensed consolidated results of operations for the nine months ended September 30, 2023. Revenues of $5.1 million and income before income taxes of $0.2 million, which includes $0.7 million of amortization expense and $0.6 million of acquisition-related costs, related to the acquisition completed in 2022 are included in Quanta’s condensed consolidated results of operations for the three and nine months ended September 30, 2022.
Acquisition Subsequent to Quarter-End
In October 2023, Quanta acquired a business located in the United States. The business is a manufacturer of power transformers for the investor-owned electric utility, renewable energy, municipal power and industrial markets. The aggregate consideration paid or payable for this transaction was approximately $300 million, consisting of a combination of cash and shares of Quanta common stock. The final amount of consideration also remains subject to certain post-closing adjustments, including with respect to net working capital.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6. INVESTMENTS IN AFFILIATES AND OTHER ENTITIES:
Equity Investments
The following table presents Quanta’s equity investments by type (in thousands):

	September 30, 2023	December 31, 2022
Equity method investments - integral unconsolidated affiliates	$94,927	$101,251
Equity method investments - non-integral unconsolidated affiliates	28,482	55,833
Marketable equity securities (1)	—	—
Non-marketable equity securities	53,246	54,134
Total equity investments	$176,655	$211,218
(1) As of December 31, 2022, the fair value of Quanta’s investment in equity securities of Starry Group Holdings, Inc. (Starry) was zero, which was accounted for as an investment in marketable securities and included a loss of $91.5 million. During the three months ended September 30, 2023, a plan of reorganization in Starry’s bankruptcy proceeding pursuant to Chapter 11 of the U.S. Bankruptcy Code, as amended, went into effect and, as a result, the equity securities of Starry held by Quanta were cancelled.
Equity Method Investments
During the three months ended December 31, 2022, Quanta entered into an agreement to sell one of its non-integral equity method investments. The transaction was subject to certain customary closing conditions that were satisfied in early 2023. As a result, a $25.9 million gain was recognized in the fourth quarter of 2022, $10.4 million of which was attributable to non-controlling interests. During the nine months ended September 30, 2023, Quanta received cash of $58.5 million related to the sale of this investment, $9.8 million of which was distributed to non-controlling interests.
As of September 30, 2023 and December 31, 2022, Quanta had receivables of $79.6 million and $96.9 million from its integral affiliates and payables of $31.0 million and $9.3 million to its integral affiliates. Quanta recognizes revenues from services provided to its integral affiliates, primarily for services provided to LUMA at cost. Quanta recognized revenues from such services to its integral affiliates of $54.4 million and $38.2 million during the three months ended September 30, 2023 and 2022 and $152.9 million and $89.7 million during the nine months ended September 30, 2023 and 2022. In addition, during the three months ended September 30, 2023 and 2022, Quanta recognized costs of sales of $72.4 million and $38.8 million for services provided by other integral affiliates. During the nine months ended September 30, 2023 and 2022, Quanta recognized costs of sales of $107.3 million and $111.1 million for services provided by other integral affiliates.
Total equity in earnings from integral unconsolidated affiliates was $11.7 million and $10.6 million for the three months ended September 30, 2023 and 2022, and $30.7 million and $44.4 million for the nine months ended September 30, 2023 and 2022. Total equity in earnings from non-integral unconsolidated affiliates was a loss of $1.0 million and earnings of $2.9 million for the three months ended September 30, 2023 and 2022 and earnings of $1.1 million and $17.9 million for the nine months ended September 30, 2023 and 2022 and was included in “Other income (expense), net” in the accompanying condensed consolidated statements of income. As of September 30, 2023, Quanta had $16.8 million of undistributed earnings related to unconsolidated affiliates.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Amounts attributable to common stock:
Net income attributable to common stock	$272,836	$155,956	$533,781	$328,617

Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	145,455	143,353	145,118	143,581
Effect of dilutive unvested non-participating stock-based awards	3,337	4,325	3,631	4,515
Weighted average shares outstanding for diluted earnings per share attributable to common stock	148,792	147,678	148,749	148,096

8. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
0.950% Senior Notes due October 2024	$500,000	$500,000
2.900% Senior Notes due October 2030	1,000,000	1,000,000
2.350% Senior Notes due January 2032	500,000	500,000
3.050% Senior Notes due October 2041	500,000	500,000
Borrowings under senior credit facility (including Term Loan)	965,764	786,910
Borrowings under commercial paper program	396,800	373,000
Other long-term debt	112,745	92,907
Finance leases	30,089	3,542
Unamortized discount and financing costs	(23,480)	(26,432)
Total long-term debt obligations	3,981,918	3,729,927
Less — Current maturities of long-term debt	44,570	37,495
Total long-term debt obligations, net of current maturities	$3,937,348	$3,692,432
Senior Notes
The interest amounts due on Quanta’s senior notes on each payment date are set forth below (dollars in thousands):

Title of the Notes	Interest Amount	Payment Dates	Commencement Date
0.950% Senior Notes due October 2024	$2,375	April 1 and October 1	April 1, 2022
2.900% Senior Notes due October 2030	$14,500	April 1 and October 1	April 1, 2021
2.350% Senior Notes due January 2032	$5,875	January 15 and July 15	July 15, 2022
3.050% Senior Notes due October 2041	$7,625	April 1 and October 1	April 1, 2022
The fair value of Quanta’s senior notes was $1.98 billion as of September 30, 2023, compared to a carrying value of $2.48 billion net of unamortized bond discount, underwriting discounts and deferred financing costs of $21.3 million. The fair value of the senior notes is based on the quoted market prices for the same issue, and the senior notes are categorized as Level 1 liabilities.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Senior Credit Facility
The credit agreement for Quanta’s senior credit facility (as amended, the credit agreement) provides for a $750.0 million term loan facility and aggregate revolving commitments of $2.64 billion, with a maturity date of October 8, 2026. Borrowings under the senior credit facility and the applicable interest rates were as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Maximum amount outstanding	$1,004,677	$1,684,783
Average daily amount outstanding	$928,318	$1,391,130
Weighted-average interest rate	6.39%	2.60%
As of September 30, 2023, Quanta was in compliance with all of the financial covenants under the credit agreement.
Term Loan. As of September 30, 2023, Quanta had $735.9 million outstanding under its term loan facility. The carrying amount of the term loan under Quanta’s senior credit facility approximates fair value due to its variable interest rate.
Revolving Loans. As of September 30, 2023, Quanta had $229.8 million of outstanding revolving loans under the senior credit facility, all of which were denominated in Canadian dollars. The carrying amounts of the revolving borrowings under Quanta’s senior credit facility approximate fair value, as all revolving borrowings have a variable interest rate.
As of September 30, 2023, Quanta also had $311.1 million of letters of credit issued under the senior credit facility, of which $223.8 million were denominated in U.S. dollars and $87.3 million were denominated in currencies other than the U.S. dollar, primarily Australian and Canadian dollars. Additionally, available commitments for revolving loans under the senior credit facility must be maintained in order to provide credit support for notes issued under Quanta’s commercial paper program, and therefore such notes effectively reduce the available borrowing capacity under the senior credit facility.
As of September 30, 2023, $1.70 billion remained available under the senior credit facility for new revolving loans, letters of credit and support of the commercial paper program.
Deferred Financing Costs. As of September 30, 2023 and December 31, 2022, capitalized deferred financing costs, net of accumulated amortization, related to Quanta’s revolving loans under its senior credit facility and commercial paper program were $6.7 million and $8.3 million and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets. Amortization of discount and deferred financing costs for all debt instruments is included in interest and other financing expenses and was $1.5 million and $2.0 million for the three months ended September 30, 2023 and 2022, and $4.4 million and $4.9 million for the nine months ended September 30, 2023 and 2022.
Commercial Paper Program
Quanta had $396.8 million of outstanding notes under its unsecured commercial paper program as of September 30, 2023, with a weighted average interest rate of 5.87% and a weighted average maturity of 24 days as of such date. The carrying amounts of the notes issued under Quanta’s commercial paper program approximate fair value.
Borrowings under the commercial paper program and the applicable interest rates were as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2023	2022 (1)
Maximum amount outstanding	$841,400	$426,250
Average daily amount outstanding (1)	$624,476	$211,438
Weighted-average interest rate	5.79%	3.46%
(1) The amounts in this column represent activity from August 23, 2022, the date Quanta’s commercial paper program commenced, through September 30, 2022.
Effective October 6, 2023, Quanta increased the maximum aggregate amount of its existing unsecured commercial paper program to $1.50 billion of notes outstanding at any time. Prior to the increase, the maximum aggregate amount of the program was $1.00 billion.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Additional Letters of Credit
As of September 30, 2023 Quanta had $226.2 million of surety-backed letters of credit issued outside of its senior credit facility, which were denominated in U.S. dollars.

9. LEASES:
Quanta primarily leases land, buildings, vehicles, construction equipment and office equipment. The components of lease costs in the accompanying condensed consolidated statements of operations are as follows (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease cost	Classification	2023	2022	2023	2022
Finance lease cost:
Amortization of lease assets	Depreciation (1)	$1,168	$301	$3,181	$1,177
Interest on lease liabilities	Interest and other financing expenses	674	27	1,181	82
Operating lease cost	Cost of services and Selling, general and administrative expenses	23,379	21,957	69,742	71,082
Short-term and variable lease cost (2)	Cost of services and Selling, general and administrative expenses	302,134	250,460	790,080	693,847
Total lease cost		$327,355	$272,745	$864,184	$766,188
(1)    Depreciation is included within “Cost of services” and “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.
(2)    Short-term lease cost includes both leases and rentals with initial terms of one year or less. Variable lease cost is insignificant.
Related party lease expense was $4.5 million and $4.6 million for the three months ended September 30, 2023 and 2022 and $12.3 million and $12.0 million for the nine months ended September 30, 2023 and 2022.
Future minimum lease payments for operating leases, finance leases and lease financing transactions were as follows (in thousands):

	As of September 30, 2023
	Operating Leases	Finance Leases	Lease Financing Transactions	Total
Remainder of 2023	$23,541	$770	$4,940	$29,251
2024	82,431	6,902	18,710	108,043
2025	65,559	6,542	16,986	89,087
2026	48,661	6,298	17,530	72,489
2027	32,482	5,768	14,679	52,929
Thereafter	38,454	5,414	32,492	76,360
Total future minimum payments related to operating leases, finance leases and lease financing transactions	291,128	31,694	105,337	428,159
Less imputed interest	(25,343)	(1,605)	—	(26,948)
Total	$265,785	$30,089	$105,337	$401,211
Future minimum lease payments for short-term leases were $20.3 million as of September 30, 2023.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The weighted average remaining lease terms and discount rates were as follows:

As of September 30, 2023
Weighted average remaining lease term (in years):
Operating leases	4.34
Finance leases	5.70
Weighted average discount rate:
Operating leases	4.1%
Finance leases	5.2%
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

10. INCOME TAXES:
Quanta’s effective tax rates for the three months ended September 30, 2023 and 2022 were 22.1% and 31.8%. Quanta’s effective tax rates for the nine months ended September 30, 2023 and 2022 were 21.1% and 26.3%. The tax rates for the nine months ended September 30, 2023 and 2022 were favorably impacted by the recognition of $34.0 million and $22.7 million of benefits that resulted from equity incentive awards vesting at a higher fair market value than their grant date fair value. The effective tax rates for the three and nine months ended September 30, 2022 were unfavorably impacted by the valuation allowance on the losses on Starry, while the tax rates for the three and nine months ended September 30, 2023 include a benefit associated with the losses on Starry, as described further below. Additionally, the tax rates for the three and nine months ended September 30, 2023 reflect higher non-deductible per diem expenses related to the expiration, as of December 31, 2022, of a temporary provision that allowed the full deduction of certain meal and entertainment costs.
Quanta regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain, including in connection with changes in tax laws. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Quanta considers projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from these estimates, Quanta may not realize deferred tax assets to the extent estimated. During the three and nine months ended September 30, 2022, Quanta recognized $26.5 million and $76.5 million of unrealized losses on its investment in Starry and recorded a valuation allowance against such unrealized losses. During the three months ended March 31, 2023, Starry filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, as amended. On August 31, 2023, the equity securities held by Quanta were cancelled pursuant to an approved plan of reorganization in such bankruptcy proceeding. As a result, Quanta’s cumulative $91.5 million loss on its investment in Starry was realized during the three months ended September 30, 2023. This realized loss can be utilized to offset gains from tax years 2020 through 2023, and can be carried forward to offset future capital gains realized in tax years 2024 through 2028. Quanta has identified sufficient sources of capital loss carry backs and forecasted capital gain income in these periods such that the full $22.7 million valuation allowance on the Starry capital loss was released during the three months ended September 30, 2023.
As of September 30, 2023, the total amount of unrecognized tax benefits relating to uncertain tax positions was $49.3 million, a net increase of $7.7 million from December 31, 2022, which primarily resulted from a $7.7 million increase related to positions expected to be taken in 2023. Quanta’s consolidated federal income tax returns for tax years 2017 through 2022 remain open to examination by the IRS, as the applicable statute of limitations periods have not yet expired. Additionally, various state and foreign tax returns filed by Quanta and certain subsidiaries for multiple periods remain under examination by various U.S. state and foreign tax authorities. Quanta does not consider any state in which it does business to be a major tax jurisdiction. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $11.9 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11. EQUITY:
Stock Repurchases
On May 23, 2023, Quanta’s Board of Directors approved a new stock repurchase program that authorizes Quanta to purchase, from time to time through June 30, 2026, up to $500 million of its outstanding common stock. The new stock repurchase program became effective on July 1, 2023, upon expiration of Quanta’s previous stock repurchase program.
Quanta repurchased the following shares of common stock in the open market under its stock repurchase program (in thousands):

Quarter ended:	Shares	Amount
September 30, 2023	—	$—
June 30, 2023	—	$—
March 31, 2023	—	—
December 31, 2022	87	$11,403
September 30, 2022	158	$21,033
June 30, 2022	731	$84,884
March 31, 2022	85	$10,426
Quanta’s policy is to record a stock repurchase as of the trade date of the transaction; however, the payment of cash related to the repurchase is made on the settlement date of the transaction. During the three and nine months ended September 30, 2023, Quanta did not make any cash payments related to stock repurchases. During the three and nine months ended September 30, 2022, cash payments related to stock repurchases were $20.8 million and $115.1 million. Repurchases may be implemented through open market repurchases or privately negotiated transactions, at management’s discretion, based on market and business conditions, applicable contractual and legal requirements, including restrictions under Quanta’s senior credit facility, and other factors. Quanta is not obligated to acquire any specific amount of common stock, and the repurchase program may be modified or terminated by Quanta’s Board of Directors at any time at its sole discretion and without notice.
Dividends
Quanta declared and paid the following cash dividends and cash dividend equivalents during 2022 and the first nine months of 2023 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
August 30, 2023	October 2, 2023	October 13, 2023	$0.08	$12,430
May 23, 2023	July 3, 2023	July 14, 2023	$0.08	$11,893
March 29, 2023	April 10, 2023	April 18, 2023	$0.08	$12,100
December 13, 2022	January 3, 2023	January 13, 2023	$0.08	$11,756
August 31, 2022	October 3, 2022	October 14, 2022	$0.07	$10,322
May 27, 2022	July 1, 2022	July 15, 2022	$0.07	$10,283
March 30, 2022	April 11, 2022	April 18, 2022	$0.07	$10,459

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

12. STOCK-BASED COMPENSATION:
Restricted Stock Units (RSUs) to be Settled in Common Stock
A summary of the activity for RSUs to be settled in common stock for the nine months ended September 30, 2023 and 2022 is as follows (RSUs in thousands):

	2023		2022
	RSUs	Weighted Average Grant Date Fair Value (Per Unit)	RSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	3,263	$78.74	3,880	$61.64
Granted	667	$161.42	817	$111.20
Vested	(1,199)	$66.14	(1,257)	$48.48
Forfeited	(119)	$114.47	(116)	$78.72
Unvested at September 30	2,612	$104.39	3,324	$78.39
The approximate fair value of RSUs that vested during the nine months ended September 30, 2023 and 2022 was $194.6 million and $143.7 million.
During the nine months ended September 30, 2023 and 2022, Quanta recognized $70.5 million and $62.1 million of non-cash stock compensation expense related to RSUs to be settled in common stock. As of September 30, 2023, there was $167.2 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 3.31 years.
Performance Stock Units (PSUs) to be Settled in Common Stock
A summary of the activity for PSUs to be settled in common stock for the nine months ended September 30, 2023 and 2022 is as follows (PSUs in thousands):

	2023		2022
	PSUs	Weighted Average Grant Date Fair Value (Per Unit)	PSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	733	$65.39	931	$47.27
Granted	177	$174.50	153	$119.74
Vested	(413)	$35.12	(334)	$40.15
Forfeited	(6)	$101.66	(17)	$58.79
Unvested at September 30	491	$129.70	733	$65.39
The Monte Carlo simulation valuation methodology applied the following key inputs:

	2023	2022
Valuation date price based on March 9, 2023 and March 2, 2022 closing stock prices of Quanta common stock	$160.55	$110.24
Historical volatility	35%	39%
Risk-free interest rate	4.62%	1.64%
Term in years	2.81	2.83
During the nine months ended September 30, 2023 and 2022, Quanta recognized $24.2 million and $15.6 million of non-cash stock compensation expense related to PSUs to be settled in common stock. As of September 30, 2023, there was an estimated $36.4 million of total unrecognized compensation expense related to unearned and unvested PSUs. This amount is based on forecasted attainment of performance metrics and estimated forfeitures of unearned and unvested PSUs. The compensation expense related to outstanding PSUs can vary from period to period based on changes in forecasted achievement of established performance goals and the total number of shares of common stock that Quanta anticipates will be issued upon vesting of such PSUs. This cost is expected to be recognized over a weighted average period of 1.82 years.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

During each of the nine months ended September 30, 2023 and 2022, 0.7 million shares of common stock were issued in connection with PSUs. The approximate fair values of PSUs earned during the nine months ended September 30, 2023 and 2022 were $115.5 million and $72.4 million.
RSUs to be Settled in Cash
During the nine months ended September 30, 2023 and 2022, compensation expense related to RSUs to be settled in cash was $11.9 million and $11.6 million. RSUs that are anticipated to be settled in cash are not included in the calculation of weighted average shares outstanding for earnings per share, and the estimated earned value of such RSUs is calculated at the end of each reporting period based on the market value of Quanta’s common stock and is classified as a liability. Quanta paid $18.0 million and $14.5 million to settle liabilities related to cash-settled RSUs in the nine months ended September 30, 2023 and 2022. Accrued liabilities for the estimated earned value of outstanding RSUs to be settled in cash were $4.7 million and $11.0 million as of September 30, 2023 and December 31, 2022.

13. EMPLOYEE BENEFIT PLANS:
Deferred Compensation Plans
Quanta maintains non-qualified deferred compensation plans under which eligible directors and key employees may defer their receipt of certain cash compensation and/or the settlement of certain stock-based awards. As of September 30, 2023 and December 31, 2022, the liability related to deferred cash compensation under these plans, including amounts contributed by Quanta, was $80.1 million and $67.4 million, the majority of which was included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheets. Additionally, as of September 30, 2023 and December 31, 2022, the settlement and issuance of 206,736 and 252,026 shares of common stock underlying certain stock-based awards had been deferred under these plans, and such issuances are scheduled to occur in future periods.
To provide for future obligations related to deferred cash compensation under these plans, Quanta has invested in corporate-owned life insurance (COLI) policies covering certain participants in the deferred compensation plans, the underlying investments of which are intended to be aligned with the investment alternatives elected by plan participants. The COLI assets are recorded at their cash surrender value, which is considered their fair market value, and as of September 30, 2023 and December 31, 2022, the fair market values were $74.6 million and $64.0 million and were included in “Other assets, net” in the accompanying condensed consolidated balance sheets. The level of inputs for these fair value measurements is Level 2.
Changes in the fair market value of Quanta’s COLI assets and deferred compensation liabilities largely offset and are recorded in the accompanying statements of operations as follows (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Classification	Change in fair market value of	2023	2022	2023	2022
(Loss) gain included in Selling, general and administrative expenses	Deferred compensation liabilities	$2,262	$3,069	$(5,646)	$17,106
Other income (expense), net	COLI assets	$(3,106)	$(3,402)	$3,774	$(17,706)

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
The decision of the arbitration tribunal is final, with limited grounds on which PRONATEL and the MTC may seek to annul the decision in Peruvian courts. In December 2022, Redes filed an enforcement proceeding with respect to each project contract to secure recovery of the arbitration award, and PRONATEL and the MTC filed an annulment proceeding with respect to each project contract. The enforcement and annulment proceedings are pending within different commercial courts in Lima, Peru. In April 2023 and August 2023, Redes received favorable rulings in each of the annulment proceedings rejecting the grounds for annulment; however, PRONATEL and the MTC are pursuing, and are expected to continue to pursue, certain remaining legal challenges to such rulings. Final decisions with respect to the enforcement proceedings are expected later in 2023 or in 2024. Additionally, in December 2022, following the favorable arbitration ruling, Quanta received $100.5 million pursuant to coverage under an insurance policy for the improper collection by PRONATEL and the MTC of the advance

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

payment and performance bonds, and in January 2023 Quanta received $6.7 million pursuant to coverage under an insurance policy for nonpayment by PRONATEL and the MTC of amounts owed for work completed by Redes. Quanta is continuing to pursue collection of the ICC arbitration award and any amount collected would result in repayment of an equal amount to the insurers up to the amount received from the insurers.
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
Quanta believes Redes is entitled to all amounts awarded by the ICC arbitration tribunal, and that its Dutch subsidiary is entitled to other amounts associated with the pending ICSID arbitration proceeding. Quanta and Redes intend to vigorously pursue recovery of the amounts awarded by the ICC arbitration tribunal and take additional legal actions deemed necessary to enforce the ICC arbitration decision. However, due to the inherent uncertainty involved with, among other things, the annulment, enforcement and related proceedings, the ultimate timing and conclusion with respect to collection of the amount of the ICC arbitration award remains unknown.
As a result of the contract terminations and the inherent uncertainty involved in arbitration proceedings and recovery of amounts owed, during the three months ended June 30, 2019, Quanta recorded a charge to earnings of $79.2 million, which included a reduction of previously recognized earnings on the project, a reserve against a portion of the project costs incurred through the project termination date, an accrual for a portion of the alleged liquidated damages, and the estimated costs to complete the project turnover and close out the project. Quanta also initially recorded a contract receivable of approximately $120 million related to the project during the three months ended June 30, 2019, which includes the amounts collected by PRONATEL through exercise of the advance payment bonds and performance bonds. As of September 30, 2023, the total amount of the receivable was not changed and is included in “Other assets, net” in the accompanying condensed consolidated balance sheet. Additionally, with respect to the amounts received pursuant to coverage under the insurance policies described above, $107.2 million is included in “Insurance and other non-current liabilities” in the accompanying consolidated balance sheet as of September 30, 2023.
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
Lorenzo Benton v. Telecom Network Specialists, Inc., et al.
In June 2006, plaintiff Lorenzo Benton filed a class action complaint in the Superior Court of California, County of Los Angeles, alleging various wage and hour violations against Telecom Network Specialists (TNS), a former subsidiary of Quanta. Quanta retained liability associated with this matter pursuant to the terms of Quanta’s sale of TNS in December 2012. Benton represents a class of workers that includes all persons who worked on certain TNS projects, including individuals that TNS retained through numerous staffing agencies. The plaintiff class in this matter is seeking damages for unpaid wages, penalties associated with the failure to provide meal and rest periods and overtime wages, interest and attorneys’ fees. In January 2017, the trial court granted a summary judgment motion filed by the plaintiff class and found that TNS was a joint employer of the class members and that it failed to provide adequate meal and rest breaks and failed to pay overtime wages. During 2019 and

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2020, the parties filed additional summary judgment and other motions, and a bench trial on liability and damages was held. Liability and damages for TNS were initially determined by the trial court to be approximately $9.5 million. Separately, in 2022, the court issued a ruling awarding attorneys’ fees and costs to plaintiffs in the amount of approximately $17.3 million. TNS appealed the trial court’s rulings, and in October 2023, the California Court of Appeal issued an opinion overruling significant portions of the trial court’s summary judgment rulings and remanding the case to the trial court for further proceedings. Specifically, the appellate court vacated the trial court’s summary judgment ruling as to meal and rest periods, which comprises the majority of the damages awarded, and affirmed the trial court’s ruling with respect to overtime wages. Quanta believes the decision by the appellate court also requires the attorneys’ fees and costs claimed by plaintiffs to be reevaluated in accordance with the final disposition of the matter. The appellate court decision remains subject to further appeal by either party, and the plaintiffs have filed a petition for rehearing with the appellate court on a number of issues. Additionally, Quanta intends to continue to contest its liability and the damage calculations asserted by the plaintiff class to the trial court on remand.
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
The final amount of liability and attorneys’ fees payable in connection with this matter remains the subject of pending litigation and will ultimately depend on various factors, including the outcome of further proceedings by the trial court with respect to liability, damages, attorneys’ fees and expenses, and interest, as well as the solvency of the staffing agencies. Quanta has not incurred, and does not believe, at this time, that it is probable this matter will result in a material loss and the range of reasonably possible loss is not currently estimable due to the uncertainties associated with, among other things, such further proceedings.
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
As of September 30, 2023, Quanta had not recorded an accrual related to this matter. While Quanta believes Hallen’s liabilities associated with this matter will not exceed the amount of available insurance coverage under applicable insurance policies and contractual remedies negotiated by Quanta with the former owners of Hallen, the ultimate amount of liability remains subject to uncertainties associated with pending litigation, including, among other things, the likelihood and potential amount of damages that could be asserted or awarded. To the extent this matter results in a loss that is in excess of, or not covered by, such insurance policies or contractual remedies, it could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.
Silverado Wildfire Matter
During 2022 and 2023, two of Quanta’s subsidiaries received tenders of defense and demands for preservation of evidence from Southern California Edison Company (SCE) related to lawsuits filed from April 2021 through October 2023 against SCE and T-Mobile USA, Inc. (T-Mobile) in the Superior Court of California, County of Orange. The lawsuits generally assert property damage and related claims on behalf of certain individuals and subrogation claims on behalf of insurers relating to damages caused by a wildfire that began in October 2020 in Orange County, California (the Silverado Fire) and that is purported to have damaged approximately 13,000 acres. The lawsuits allege the Silverado Fire originated from utility poles in the area, generally claiming that each defendant failed to adequately maintain, inspect, repair or replace its overhead facilities,

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

equipment and utility poles and remove vegetation in the vicinity; that the utility poles were overloaded with equipment from shared usage; and that SCE failed to de-energize its facilities during red flag warnings for a Santa Ana wind event. The lawsuits allege the Silverado Fire started when SCE and T-Mobile equipment contacted each other and note the Orange County Fire Department is investigating whether a T-Mobile lashing wire contacted an SCE overhead primary conductor in high winds. T-Mobile has filed cross-complaints against SCE alleging, among other things, that the ignition site of the Silverado Fire encompassed two utility poles replaced by SCE or a third party engaged by SCE, and that certain equipment, including T-Mobile’s lashing wire, was not sufficiently re-secured after the utility pole replacements. One of Quanta’s subsidiaries performed planning and other services related to the two utility poles, and another Quanta subsidiary replaced the utility poles and reattached the electrical and telecommunication equipment to the new utility poles in March 2019, approximately 19 months before the Silverado Fire. Pursuant to the general terms of a master services agreement and a master consulting services agreement between the Quanta subsidiaries and SCE, the subsidiaries agreed to defend and indemnify SCE against certain claims arising with respect to performance or nonperformance under the agreements. The SCE tender letters seek contractual indemnification and defense from Quanta’s subsidiaries for the claims asserted against SCE in the lawsuits and the T-Mobile cross-complaints.
Quanta’s subsidiaries intend to vigorously defend against the lawsuits, the T-Mobile cross-complaints and any other claims asserted in connection with the Silverado Fire. Quanta will continue to review additional information in connection with this matter as litigation and resolution efforts progress, and any such information may potentially allow Quanta to determine an estimate of potential loss, if any. As of September 30, 2023, Quanta had not recorded an accrual with respect to this matter, and Quanta is currently unable to reasonably estimate a range of reasonably possible loss, if any, because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability. Quanta also believes that to the extent its subsidiaries are determined to be liable for any damages resulting from this matter, its insurance would be applied to any such liabilities over its deductible amount and its insurance coverage would be adequate to cover such potential liabilities. However, the ultimate amount of any potential liability and insurance coverage in connection with this matter remains subject to uncertainties associated with pending and potential future litigation.
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
As of September 30, 2023 and December 31, 2022, the gross amount accrued for employer’s liability, workers’ compensation, auto liability, general liability, and group health claims totaled $332.5 million and $319.6 million, of which $216.5 million and $209.8 million are included in “Insurance and other non-current liabilities,” and the remainder is included in “Accounts payables and accrued expenses.” Related insurance recoveries/receivables as of September 30, 2023 and December 31, 2022 were $5.2 million and $5.8 million, of which $0.3 million and $0.3 million are included in “Prepaid expenses and other current assets” and $4.9 million and $5.5 million are included in “Other assets, net.”
Bonds and Parent Guarantees
As of September 30, 2023, the total amount of the outstanding performance bonds was estimated to be approximately $7.0 billion. Quanta’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation. The estimated cost to complete these bonded projects was approximately $2.7 billion as of September 30, 2023.
Capital Commitments and Other Committed Expenditures
As of September 30, 2023, Quanta had $65.3 million of production orders with expected delivery dates during the remainder of 2023 and $53.6 million of production orders with expected delivery dates in 2024 for capital commitments primarily related to the expansion of its equipment fleet. The majority of this amount relates to the expansion of Quanta’s equipment fleet in order to accommodate manufacturer lead times on certain types of vehicles. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that the majority of these orders will be assigned to third party leasing companies and made available under certain master equipment lease agreements, thereby releasing Quanta from its capital commitments.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

15. DETAIL OF CERTAIN ACCOUNTS:
Cash and Cash Equivalents
As of September 30, 2023 and December 31, 2022, cash equivalents were $140.8 million and $260.1 million and consisted primarily of money market investments and money market mutual funds. Quanta’s cash equivalents are categorized as Level 1 assets, as all values are based on unadjusted quoted prices for identical assets in an active market. Cash and cash equivalents in foreign bank accounts are primarily held in Canada and Australia.
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

	September 30, 2023	December 31, 2022
Cash and cash equivalents held by domestic joint ventures	$34,684	$14,291
Cash and cash equivalents held by foreign joint ventures	8,188	6,277
Total cash and cash equivalents held by joint ventures	42,872	20,568
Cash and cash equivalents held by captive insurance company	21,758	35,085
Cash and cash equivalents not held by joint ventures or captive insurance company	240,725	372,852
Total cash and cash equivalents	$305,355	$428,505
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable, trade	$1,990,788	$1,302,086
Accrued compensation and related expenses	582,136	469,048
Other accrued expenses	396,169	381,995
Accounts payable and accrued expenses	$2,969,093	$2,153,129
Other accrued expenses primarily include accrued insurance liabilities, income and franchise taxes payable and deferred revenues.
Property and Equipment
Accumulated depreciation related to property and equipment was $1.78 billion and $1.65 billion as of September 30, 2023 and December 31, 2022. In addition, Quanta held property and equipment, net of $254.7 million and $298.0 million in foreign countries, primarily Canada, as of September 30, 2023 and December 31, 2022.
Other Intangible Assets
Accumulated amortization related to other intangible assets was $1.24 billion and $1.02 billion as of September 30, 2023 and December 31, 2022.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

16. SUPPLEMENTAL CASH FLOW INFORMATION:
Reconciliations of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows are as follows (in thousands):

	September 30,
	2023	2022
Cash and cash equivalents	$305,355	$215,395
Restricted cash included in “Prepaid expenses and other current assets” (1)	3,393	1,993
Restricted cash included in “Other assets, net” (1)	1,141	950
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$309,889	$218,338

	December 31,
	2022	2021
Cash and cash equivalents	$428,505	$229,097
Restricted cash included in “Prepaid expenses and other current assets” (1)	3,759	1,836
Restricted cash included in “Other assets, net” (1)	950	954
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$433,214	$231,887
(1)    Restricted cash includes any cash that is legally restricted as to withdrawal or usage.
Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$(71,504)	$(72,256)
Operating cash flows used by finance leases	$(1,181)	$(82)
Financing cash flows used by finance leases	$(1,680)	$(1,076)
Lease assets obtained in exchange for lease liabilities:
Operating leases	$81,101	$54,779
Finance leases	$27,801	$1,865
Lease financing transaction assets obtained in exchange for lease financing transaction liabilities	$27,584	$29,602
Additional supplemental cash flow information is as follows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Cash (paid) received during the period for:
Interest paid	$(113,440)	$(61,815)
Income taxes paid	$(171,210)	$(74,825)
Income tax refunds	$5,244	$5,966
Accrued capital expenditures were $21.3 million and $25.4 million as of September 30, 2023 and 2022. The impact of these items has been excluded from Quanta’s capital expenditures in the accompanying condensed consolidated statements of cash flows due to their non-cash nature.

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

Overview
Our third quarter 2023 results reflect increased demand for our services, as revenue increased in all of our segments as compared to the third quarter of 2022.
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
With respect to our Renewable Energy Infrastructure Solutions (Renewable Energy) segment, the transition to a reduced-carbon economy is continuing to drive demand for renewable generation and related infrastructure (e.g., high-voltage electric transmission and substation infrastructure), as well as interconnection services necessary to connect and transmit renewable-generated electricity to existing electric power delivery systems. Our acquisition of Blattner Holding Company and its operating subsidiaries (collectively, Blattner) in the fourth quarter of 2021, has had a significant incremental impact on our ability to perform these services. Despite these positive longer-term trends, certain of our customers experienced supply chain challenges during 2022 and into the first half of 2023 that resulted in delays and shortages of, and increased costs for, materials necessary for certain projects, particularly sourcing restrictions related to solar panels necessary for the utility scale solar industry. Based on indications within this market during the third quarter of 2023, we expect the supply chain challenges and sourcing restrictions related to solar panels to improve throughout the remainder of the year.
With respect to our Underground Utility and Infrastructure Solutions (Underground and Infrastructure) segment, during 2022 and through the third quarter of 2023 we experienced strong demand for our services focused on utility spending, in particular our gas distribution services to natural gas utilities that are implementing modernization programs, and our downstream industrial services, as these customers continued to move forward with certain maintenance and capital spending that was deferred during the course of the COVID-19 pandemic. Additionally, during the first nine months of 2023 we generated increased revenues associated with large pipeline projects in Canada.
During the nine months ended September 30, 2023, increased revenues contributed to $572.4 million of net cash provided by operating activities. As of September 30, 2023, available commitments under our senior credit facility, combined with our cash and cash equivalents, totaled $2.01 billion.
We expect the strong demand for our services will continue. Our remaining performance obligations and backlog were $13.56 billion and $30.10 billion as of September 30, 2023, representing increases of 54.1%, and 24.9% relative to December 31, 2022. For a reconciliation of backlog to remaining performance obligations, the most comparable financial measure prepared in conformity with generally accepted accounting principles in the United States (GAAP), see Non-GAAP Financial Measures below.

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
Demand for services. We perform the majority of our services under existing contracts, including MSAs and similar agreements pursuant to which our customers are not committed to specific volumes of our services. Therefore our volume of business can be positively or negatively affected by fluctuations in the amount of work our customers assign us in a given period, which may vary by geographic region. Examples of items that may cause demand for our services to fluctuate materially from quarter to quarter include: the financial condition of our customers, their capital spending and their access to and cost of capital; acceleration of any projects or programs by customers (e.g., modernization or hardening programs); economic and political conditions on a regional, national or global scale, including availability of renewable energy tax credits; interest rates; governmental regulations affecting the sourcing and costs of materials and equipment; other changes in U.S. and global trade relationships; and project deferrals and cancellations.
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

Results of Operations
Consolidated Results
Three months ended September 30, 2023 compared to the three months ended September 30, 2022
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands). The results of acquired businesses have been included in the following results of operations since their respective acquisition dates.

	Three Months Ended September 30,				Change
	2023		2022		$	%
Revenues	$5,620,822	100.0%	$4,459,757	100.0%	$1,161,065	26.0%
Cost of services	4,773,498	84.9	3,770,927	84.6	1,002,571	26.6%
Gross profit	847,324	15.1	688,830	15.4	158,494	23.0%
Equity in earnings of integral unconsolidated affiliates	11,707	0.2	10,633	0.2	1,074	10.1%
Selling, general and administrative expenses	(386,538)	(6.9)	(347,449)	(7.8)	(39,089)	11.3%
Amortization of intangible assets	(71,361)	(1.3)	(67,147)	(1.4)	(4,214)	6.3%
Change in fair value of contingent consideration liabilities	(803)	—	1,924	—	(2,727)	*
Operating income	400,329	7.1	286,791	6.4	113,538	39.6%
Interest and other financing expenses	(47,531)	(0.8)	(33,566)	(0.8)	(13,965)	41.6%
Interest income	1,993	—	436	—	1,557	357.1%
Other (expense) income, net	(3,744)	(0.1)	(24,455)	(0.5)	20,711	(84.7)%
Income before income taxes	351,047	6.2	229,206	5.1	121,841	53.2%
Provision for income taxes	77,522	1.3	72,890	1.6	4,632	6.4%
Net income	273,525	4.9	156,316	3.5	117,209	75.0%
Less: Net income attributable to non-controlling interests	689	—	360	—	329	91.4%
Net income attributable to common stock	$272,836	4.9%	$155,956	3.5%	$116,880	74.9%
* The percentage change is not meaningful.
Revenues. Revenues increased due to a $767.9 million increase in revenues from our Renewable Energy segment, a $207.2 million increase in revenues from our Electric Power segment and a $186.0 million increase in revenues from our Underground and Infrastructure segment. See Segment Results below for additional information and discussion related to segment revenues.
Cost of services. Costs of services primarily includes wages, benefits, subcontractor costs, materials, equipment, and other direct and indirect costs, including related depreciation. The increase in cost of services generally correlates to the increase in revenues.

Selling, general and administrative expenses. The increase was partially attributable to an aggregate $22.8 million increase in the following items related to business growth: compensation expense, largely associated with increased salaries and stock compensation expense due primarily to an increase in employees; bonus expense due to increased profitability; and travel and related expenses. Also contributing to the increase was a $5.9 million increase in legal and other consulting services.
Amortization of intangible assets. The increase was primarily related to incremental amortization expense associated with recent acquisitions.
Operating income. Operating income was positively impacted by a $62.5 million increase in operating income for our Renewable Energy segment, a $40.7 million increase in operating income for our Electric Power segment and a $22.4 million increase in operating income for our Underground and Infrastructure segment. Partially offsetting these increases was a $12.1 million increase in corporate and non-allocated costs, which includes amortization expense. Results for each of our business segments and corporate and non-allocated costs are discussed in the Segment Results section below.
Interest and other financing expenses. The increase primarily resulted from the impact of higher interest rates on our outstanding variable rate debt during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Other (expense) income, net. The net other expense for the three months ended September 30, 2022 included a $26.5 million loss that resulted from the remeasurement of the fair value of our investment in Starry Group Holdings, Inc. (Starry).
Provision for income taxes. The effective tax rates for the three months ended September 30, 2023 and 2022 were 22.1% and 31.8%. The effective tax rate for the three months ended September 30, 2022 was unfavorably impacted by the unrealized loss on our investment in Starry described above, for which a valuation allowance was recorded during the three months ended September 30, 2022. The tax rate for the three months ended September 30, 2023 was favorably impacted by the realization of the loss on our investment in Starry, and the corresponding release of the $22.7 million valuation allowance recorded during the year ended December 31, 2022 as further described in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. Additionally, the tax rate for the three months ended September 30, 2023 reflects higher non-deductible per diem expenses related to the expiration, as of December 31, 2022, of a temporary provision that allowed for the full deduction of certain meal and entertainment costs.
Comprehensive income. See Statements of Comprehensive Income in Item 1. Financial Statements of Part I of this Quarterly Report. Comprehensive income increased by $165.1 million in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a $117.2 million increase in net income and a $47.8 million decrease in foreign currency translation losses. The predominant functional currencies for our operations outside the U.S. are Canadian and Australian dollars. The foreign currency translation losses for both the three months ended September 30, 2023 and 2022 primarily resulted from strengthening of the U.S. dollar against the Canadian dollar.
EBITDA and adjusted EBITDA. See Non-GAAP Financial Measures below for a reconciliation of EBITDA and adjusted EBITDA to net income attributable to common stock, the most comparable GAAP financial measure. EBITDA increased 36.5%, or $148.2 million, to $554.0 million as compared to $405.8 million for the three months ended September 30, 2022, and adjusted EBITDA increased 26.8%, or $125.1 million, to $592.5 million as compared to $467.4 million for the three months ended September 30, 2022.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Nine Months Ended September 30,				Change
	2023		2022		$	%
Revenues	$15,098,258	100.0%	$12,657,285	100.0%	$2,440,973	19.3%
Cost of services (including related depreciation)	12,953,640	85.8	10,795,694	85.3	2,157,946	20.0%
Gross profit	2,144,618	14.2	1,861,591	14.7	283,027	15.2%
Equity in earnings of integral unconsolidated affiliates	30,697	0.2	44,350	0.4	(13,653)	(30.8)%
Selling, general and administrative expenses	(1,155,261)	(7.7)	(995,581)	(7.9)	(159,680)	16.0%
Amortization of intangible assets	(213,789)	(1.4)	(290,843)	(2.4)	77,054	(26.5)%
Asset impairment charges	—	—	(2,800)	—	2,800	(100.0)%
Change in fair value of contingent consideration liabilities	(803)	—	(4,054)	—	3,251	(80.2)%
Operating income	805,462	5.3	612,663	4.8	192,799	31.5%
Interest and other financing expenses	(137,413)	(0.9)	(86,933)	(0.7)	(50,480)	58.1%
Interest income	4,957	—	727	—	4,230	581.8%
Other income (expense), net	7,541	0.1	(68,255)	(0.5)	75,796	*
Income before income taxes	680,547	4.5	458,202	3.6	222,345	48.5%
Provision for income taxes	143,468	0.9	120,698	0.9	22,770	18.9%
Net income	537,079	3.6	337,504	2.7	199,575	59.1%
Less: Net income attributable to non-controlling interests	3,298	0.1	8,887	0.1	(5,589)	(62.9)%
Net income attributable to common stock	$533,781	3.5%	$328,617	2.6%	$205,164	62.4%
* The percentage change is not meaningful.
Revenues. Revenues increased due to a $1.37 billion increase in revenues from our Renewable Energy segment, a $620.4 million increase in revenues from our Electric Power segment and a $454.9 million increase in revenues from our Underground and Infrastructure segment. See Segment Results below for additional information and discussion related to segment revenues.
Cost of services. Costs of services primarily includes wages, benefits, subcontractor costs, materials, equipment, and other direct and indirect costs, including related depreciation. The increase in cost of services generally correlates to the increase in revenues.
Equity in earnings of integral unconsolidated affiliates. The decrease in equity in earnings was primarily driven by the timing of completion of projects associated with certain of our integral affiliates, as well as the reimbursement of certain large, previously spent costs to LUMA by the owner of the transmission and distribution system during the nine months ended September 30, 2022.
Selling, general and administrative expenses. The increase was partially attributable to an aggregate $74.0 million increase in the following items to support business growth: compensation expense, largely associated with increased salaries and stock compensation expense due primarily to an increase in employees; bonus expense due to increased profitability; and travel and related expenses. Also contributing to the increase was a $22.7 million increase in expense related to deferred compensation liabilities. The fair market value changes in deferred compensation liabilities were largely offset by changes in the fair value of COLI assets associated with the deferred compensation plan, which are included in “Other (expense) income, net” as discussed below. Additional items contributing to the increase were a $17.3 million increase in legal and other consulting services expense; an $8.3 million increase in depreciation expense primarily related to our new corporate headquarters; a $7.3 million increase in acquisition and integration costs; and a $6.7 million increase in information technology expenses.
Amortization of intangible assets. The decrease was primarily due to an $88.8 million reduction of amortization of intangible assets associated with backlog for Blattner, which was fully amortized by the third quarter of 2022.
Operating income. Operating income was positively impacted by a $64.3 million increase in operating income for our Electric Power segment, a $57.0 million increase in operating income for our Renewable Energy segment, a $53.1 million increase in operating income for our Underground and Infrastructure segment and a $18.4 million decrease in corporate and non-allocated costs, which includes amortization expense. Results for each of our business segments and corporate and non-allocated costs are discussed in Segment Results below.

Interest and other financing expenses. The increase primarily resulted from the impact of higher interest rates on our outstanding variable rate debt during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Other income (expense), net. The net other expense for the nine months ended September 30, 2022 includes a loss of $76.5 million that resulted from the remeasurement of the fair value of our investment in Starry. The remaining increase in other income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 resulted primarily from a $21.5 million favorable change in the mark-to-market valuation adjustment of the COLI assets associated with our deferred compensation plan, partially offset by a $16.8 million decrease in equity in earnings of non-integral affiliates.
Provision for income taxes. The effective tax rates for the nine months ended September 30, 2023 and 2022 were 21.1% and 26.3%. The tax rate for the nine months ended September 30, 2023 was favorably impacted by the recognition of a $34.0 million benefit that resulted from equity incentive awards vesting at a higher fair market value than their grant date fair market value, as compared to the recognition of $22.7 million associated with this tax benefit for the nine months ended September 30, 2022. The tax rate for the nine months ended September 30, 2022 was unfavorably impacted by the unrealized loss on our investment in Starry described above, for which a valuation allowance was recorded. The tax rate for the nine months ended September 30, 2023 was favorably impacted by the realization of the loss on our investment in Starry, and the corresponding release of the $22.7 million valuation allowance as further described in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. Additionally, the tax rate for the nine months September 30, 2023 reflects higher non-deductible per diem expenses related to the expiration, as of December 31, 2022, of a temporary provision that that allowed for the full deduction of certain meal and entertainment costs.
Comprehensive income. See Statements of Comprehensive Income in Item 1. Financial Statements of Part I of this Quarterly Report. Comprehensive income increased by $290.1 million in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to a $199.6 million increase in net income and an $89.6 million decrease in foreign currency translation losses. The predominant functional currencies for our operations outside the U.S. are Canadian and Australian dollars. The foreign currency translation losses for both the nine months ended September 30, 2023 and 2022 primarily resulted from strengthening of the U.S. dollar against the Canadian and Australian dollars.
EBITDA and adjusted EBITDA. See Non-GAAP Financial Measures below for a reconciliation of EBITDA and adjusted EBITDA to net income attributable to common stock, the most comparable GAAP financial measure. EBITDA increased 21.0%, or $222.0 million, to $1.28 billion as compared to $1.06 billion for the nine months ended September 30, 2022, and adjusted EBITDA increased 13.1%, or $161.9 million, to $1.40 billion as compared to $1.24 billion for the nine months ended September 30, 2022.

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

Three months ended September 30, 2023 compared to the three months ended September 30, 2022
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated. Operating margin is calculated by dividing operating income (loss) by revenues. The following table also includes the dollar and percentage change from the prior period (dollars in thousands):

	Three Months Ended September 30,				Change
	2023		2022		$	%
Revenues:
Electric Power Infrastructure Solutions	$2,489,547	44.3%	$2,282,332	51.2%	$207,215	9.1%
Renewable Energy Infrastructure Solutions	1,746,636	31.1	978,779	21.9	767,857	78.5%
Underground Utility and Infrastructure Solutions	1,384,639	24.6	1,198,646	26.9	185,993	15.5%
Consolidated revenues	$5,620,822	100.0%	$4,459,757	100.0%	$1,161,065	26.0%
Operating income (loss):
Electric Power Infrastructure Solutions	$296,176	11.9%	$255,457	11.2%	$40,719	15.9%
Renewable Energy Infrastructure Solutions	151,389	8.7%	88,885	9.1%	62,504	70.3%
Underground Utility and Infrastructure Solutions	123,764	8.9%	101,351	8.5%	22,413	22.1%
Corporate and Non-Allocated Costs	(171,000)	(3.0)%	(158,902)	(3.6)%	(12,098)	7.6%
Consolidated operating income	$400,329	7.1%	$286,791	6.4%	$113,538	39.6%

Electric Power Infrastructure Solutions Segment Results
Revenues. The increase in revenues for the three months ended September 30, 2023 was primarily due to increased spending by our utility customers and approximately $55 million in revenues attributable to acquired businesses.
Operating Income. Operating income and operating margin increased for the three months ended September 30, 2023 primarily due to the increase in revenues and improved operating margin associated with telecommunication projects.
Renewable Energy Infrastructure Solutions Segment Results
Revenues. The increase in revenues for the three months ended September 30, 2023 was primarily due to increased demand and improved supply chain dynamics associated with components for renewable generation projects, as well as approximately $65 million in revenues attributable to acquired businesses.
Operating Income. The increase in operating income was primarily due to the increase in revenues during the three months ended September 30, 2023. The decrease in operating margin during the three months ended September 30, 2023 was primarily attributable to variability in overall project timing and increased unabsorbed costs related to higher levels of fixed costs for resources required to support the expected future increase in project activity.
Underground Utility and Infrastructure Solutions Segment Results
Revenues. The increase in revenues for the three months ended September 30, 2023 was due to higher demand from our gas utility services customers.
Operating Income. Operating income increased for the three months ended September 30, 2023 primarily due to the increase in revenues. Operating margin increased for the three months ended September 30, 2023 primarily due to the increase in revenues, which contributed to higher levels of fixed cost absorption, partially offset by the impact of a favorable project close out in the three months ended September 30, 2022.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the three months ended September 30, 2023 included a $4.2 million increase in amortization expense and an aggregate increase of $17.1 million largely comprised of an increase in compensation expense, primarily related to non-cash stock compensation expense and salaries in support of business growth; consulting fees; and change in fair value of contingent consideration liabilities. This increase was partially offset by a $9.2 million decrease in acquisition and integration costs.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Nine Months Ended September 30,				Change
	2023		2022		$	%
Revenues:
Electric Power Infrastructure Solutions	$7,240,838	48.0%	$6,620,459	52.3%	$620,379	9.4%
Renewable Energy Infrastructure Solutions	4,144,304	27.4	2,778,647	22.0	1,365,657	49.1%
Underground Utility and Infrastructure Solutions	3,713,116	24.6	3,258,179	25.7	454,937	14.0%
Consolidated revenues	$15,098,258	100.0%	$12,657,285	100.0%	$2,440,973	19.3%
Operating income (loss):
Electric Power Infrastructure Solutions	$755,342	10.4%	$691,026	10.4%	$64,316	9.3%
Renewable Energy Infrastructure Solutions	297,532	7.2%	240,514	8.7%	57,018	23.7%
Underground Utility and Infrastructure Solutions	292,544	7.9%	239,469	7.3%	53,075	22.2%
Corporate and Non-Allocated Costs	(539,956)	(3.6)%	(558,346)	(4.4)%	18,390	(3.3)%
Consolidated operating income	$805,462	5.3%	$612,663	4.8%	$192,799	31.5%

Electric Power Infrastructure Solutions Segment Results
Revenues. The increase in revenues for the nine months ended September 30, 2023 was primarily due to increased spending by our utility customers and approximately $200 million in revenues attributable to acquired businesses.
Operating Income. Operating income increased for the nine months ended September 30, 2023 primarily due to the increase in revenues and improved margin associated with telecommunication projects, offset by $13.7 million of lower equity in earnings from our integral unconsolidated affiliates as discussed above, as well as lower utilization of resources in Canada.
Renewable Energy Infrastructure Solutions Segment Results
Revenues. The increase in revenues for the nine months ended September 30, 2023 was primarily due to increased demand and improved supply chain dynamics associated with certain components for renewable generation projects, as well as approximately $175 million in revenues attributable to acquired businesses. These increases were partially offset by approximately $35 million as a result of unfavorable foreign currency exchange rates.
Operating Income. The increase in operating income was primarily due to the increase in revenues during the nine months ended September 30, 2023. Operating margin during the nine months ended September 30, 2023 was negatively impacted by normal variability in overall project timing and increased unabsorbed costs related to higher levels of fixed costs for resources required to support a portion of the increase in project activity experienced in the third quarter of 2023. Additionally, operating income and margin for the nine months ended September 30, 2022 benefited from the favorable acceleration of a transmission project by the customer.
Underground Utility and Infrastructure Solutions Segment Results
Revenues. The increase in revenues for the nine months ended September 30, 2023 was primarily due to higher demand from our gas utility services customers, and to a lesser extent, increased revenues associated with large pipeline projects. These increases were partially offset by approximately $55 million as a result of unfavorable foreign currency exchange rates.
Operating Income. Operating income and operating margin increased for the nine months ended September 30, 2023 primarily due to the increase in revenues, which contributed to higher levels of fixed cost absorption, partially offset by the impact of a favorable project close out in the nine months ended September 30, 2022.
Corporate and Non-Allocated Costs
The decrease in corporate and non-allocated costs during the nine months ended September 30, 2023 was primarily due to a $77.1 million decrease in intangible asset amortization, largely associated with the acquisition of Blattner, which was fully amortized by the third quarter of 2022; and a $16.4 million decrease in acquisition and integration costs. These decreases were partially offset by a $22.8 million increase in expense related to deferred compensation liabilities and an additional aggregate increase of $52.3 million in costs primarily related to compensation expense, primarily related to non-cash stock compensation expense and salaries in support of business growth; and consulting fees.

Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA
EBITDA and adjusted EBITDA, financial measures not recognized under GAAP, when used in connection with net income attributable to common stock, are intended to provide useful information to investors and analysts as they evaluate our performance. EBITDA is defined as earnings before interest and other financing expenses, taxes, depreciation and amortization, and adjusted EBITDA is defined as EBITDA adjusted for certain other items as described below. These measures should not be considered as an alternative to net income attributable to common stock or other financial measures of performance that are derived in accordance with GAAP. Management believes that the exclusion of these items from net income attributable to common stock enables us and our investors to more effectively evaluate our operations period over period and to identify operating trends that might not be apparent due to, among other reasons, the variable nature of these items period over period. In addition, management believes these measures may be useful for investors in comparing our operating results with other companies that may be viewed as our peers.
As to certain of the items below, (i) non-cash stock-based compensation expense varies from period to period due to acquisition activity, changes in the estimated fair value of performance-based awards, forfeiture rates, accelerated vesting and amounts granted; (ii) acquisition and integration costs vary from period to period depending on the level of our acquisition activity; (iii) equity in (earnings) losses of non-integral unconsolidated affiliates varies from period to period depending on the activity and financial performance of such affiliates, the operations of which are not operationally integral to us; (iv) mark-to-market adjustments on investments vary from period to period based on fluctuations in the market price of such company’s common stock; (v) gains and losses on the sale of investments vary from period to period depending on activity; (vi) asset impairment charges vary from period to period depending on economic and other factors; and (vii) change in fair value of contingent consideration liabilities varies from period to period depending on the performance in post-acquisition periods of certain acquired businesses, and the effect of present value accretion on fair value calculations. Because EBITDA and adjusted EBITDA, as defined, exclude some, but not all, items that affect net income attributable to common stock, such measures may not be comparable to similarly titled measures of other companies. The most comparable GAAP financial measure, net income attributable to common stock, and information reconciling the GAAP and non-GAAP financial measures, are included below. The following table shows dollars in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income attributable to common stock (GAAP as reported)	$272,836	$155,956	$533,781	$328,617
Interest and other financing expenses	47,531	33,566	137,413	86,933
Interest income	(1,993)	(436)	(4,957)	(727)
Provision for income taxes	77,522	72,890	143,468	120,698
Depreciation expense	81,488	73,507	239,746	218,420
Amortization of intangible assets	71,361	67,147	213,789	290,843
Interest, income taxes, depreciation and amortization included in equity in earnings of integral unconsolidated affiliates	5,256	3,165	14,538	11,005
EBITDA	554,001	405,795	1,277,778	1,055,789
Non-cash stock-based compensation	32,600	26,648	94,658	77,730
Acquisition and integration costs (1)	4,166	13,401	26,338	42,723
Equity in losses (earnings) of non-integral unconsolidated affiliates	966	(2,944)	(1,119)	(17,893)
Loss from mark-to-market adjustment on investment (2)	—	26,462	—	76,509
Gains on sales of investments (3)	—	—	(1,496)	(6,696)
Asset impairment charges	—	—	—	2,800
Change in fair value of contingent consideration liabilities	803	(1,924)	803	4,054
Adjusted EBITDA	$592,536	$467,438	$1,396,962	$1,235,016
(1)    The amounts for the three and nine months ended September 30, 2022 include $11.0 million and $34.0 million of expenses that are associated with change of control payments as a result of the acquisition of Blattner.
(2)     The amounts for the three and nine months ended September 30, 2022 are losses from decreases in fair value of our investment in Starry.
(3)     The amount for the nine months ended September 30, 2022 is a gain as a result of the sale of a non-marketable equity security interest equity in a technology company.
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
As of September 30, 2023 and December 31, 2022, MSAs accounted for 44% and 52% of our estimated 12-month backlog and 55% and 65% of our total backlog. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts can be terminated on short notice even if we are not in default. We determine the estimated backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining estimated backlog. As a result, estimates for remaining performance obligations and backlog are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.
The following table reconciles total remaining performance obligations to our backlog (a non-GAAP financial measure) by reportable segment along with estimates of amounts expected to be realized within 12 months (in thousands):

	September 30, 2023		December 31, 2022
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Solutions
Remaining performance obligations	$2,693,352	$4,383,055	$2,124,820	$3,033,472
Estimated orders under MSAs and short-term, non-fixed price contracts	5,302,341	11,036,307	5,415,427	10,049,435
Backlog	$7,995,693	$15,419,362	$7,540,247	$13,082,907

Renewable Energy Infrastructure Solutions
Remaining performance obligations	$5,712,436	$7,713,988	$3,183,568	$4,638,115
Estimated orders under MSAs and short-term, non-fixed price contracts	112,534	201,851	57,555	84,094
Backlog	$5,824,970	$7,915,839	$3,241,123	$4,722,209

Underground Utility and Infrastructure Solutions
Remaining performance obligations	$1,143,729	$1,464,623	$1,038,543	$1,129,837
Estimated orders under MSAs and short-term, non-fixed price contracts	2,054,024	5,295,722	1,973,982	5,158,814
Backlog	$3,197,753	$6,760,345	$3,012,525	$6,288,651

Total
Remaining performance obligations	$9,549,517	$13,561,666	$6,346,931	$8,801,424
Estimated orders under MSAs and short-term, non-fixed price contracts	7,468,899	16,533,880	7,446,964	15,292,343
Backlog	$17,018,416	$30,095,546	$13,793,895	$24,093,767
The increases in remaining performance obligations and backlog from December 31, 2022 to September 30, 2023 were primarily attributable to multiple new project awards.

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
Cash Requirements and Capital Allocation
During the nine months ended September 30, 2023, there were no material changes outside the ordinary course of business in the specified contractual obligations or changes to our capital allocation priorities as set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of the 2022 Annual Report. We anticipate that our future cash flows from operating activities, cash and cash equivalents on hand, existing borrowing capacity under our senior credit facility and commercial paper program and ability to access capital markets for additional capital will provide sufficient funds to enable us to meet our cash requirements for the next twelve months and over the longer term.
In October 2023, we completed the acquisition of a business in which a portion of the consideration consisted of approximately $275 million in cash funded with a combination of cash on hand and borrowings from our commercial paper program. For additional information refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
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
Our available commitments under our senior credit facility and cash and cash equivalents as of September 30, 2023 were as follows (in thousands):

September 30, 2023
Total capacity available for revolving loans, credit support for commercial paper program and letters of credit	$2,640,000
Less:
Borrowings of revolving loans	229,826
Commercial paper program notes outstanding(1)	396,800
Letters of credit outstanding	311,127
Available commitments for revolving loans, credit support for commercial paper program and letters of credit	1,702,247
Plus:
Cash and cash equivalents (2)	305,355
Total available commitments under senior credit facility and cash and cash equivalents	$2,007,602
(1)    Amount represents unsecured notes issued under our commercial paper program. Effective October 6, 2023, we increased the maximum aggregate amount of our existing unsecured commercial paper program to $1.50 billion of notes outstanding at any time. Prior to the increase, the maximum aggregate amount of the program was $1.00 billion. Available commitments for revolving loans under our senior credit facility must be maintained to provide credit support for notes issued under our commercial paper program, and therefore such notes effectively reduce the available borrowing capacity under our senior credit facility.
(2)    Further information with respect to our cash and cash equivalents is set forth below and in Note 15 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. This amount includes $138.0 million in jurisdictions outside of the U.S., principally in Canada and Australia. There are currently no legal or economic restrictions that would materially impede our ability to repatriate cash.

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
Sources and Uses of Cash, Cash Equivalents and Restricted Cash During the Nine Months Ended September 30, 2023 and 2022
In summary, our cash flows for each period were as follows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Net cash provided by operating activities	$572,414	$547,183
Net cash used in investing activities	$(722,324)	$(475,746)
Net cash provided by (used in) financing activities	$31,051	$(83,722)
Operating Activities
Net cash provided by operating activities of $572.4 million and $547.2 million in the nine months ended September 30, 2023 and 2022 primarily reflected earnings adjusted for non-cash items and cash used by the main components of working capital: “Accounts and notes receivable,” “Contract assets,” “Prepaid expenses and other current assets,” “Accounts payable and accrued expenses,” and “Contract liabilities.” The net cash provided by operating activities during the nine months ended September 30, 2023 and 2022 was negatively impacted by incremental working capital requirements and the timing of the associated billings related to the large renewable transmission project in Canada as further discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
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
Days sales outstanding (DSO) represents the average number of days it takes revenues to be converted into cash, which management believes is an important metric for assessing liquidity. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets, less contract liabilities, and divided by average revenues per day during the quarter. DSO as of September 30, 2023 was 79 days, which was lower than DSO of 81 days as of September 30, 2022 and lower than our five-year historical average DSO of 82 days. This decrease in DSO as compared to September 30, 2022 was partially due to an increase in contract liabilities related to favorable billing terms on certain large projects, as well as increased revenues. Although the decrease in DSO had a positive impact on cash flow from operating activities, increased unapproved change orders included in contract assets from the aforementioned large renewable transmission project in Canada continue to have a negative impact on DSO and cash flow from operating activities. Also negatively impacting cash flow from operating activities was our prepayment of amounts to suppliers for certain project materials that require a long lead time.
Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2023 included $472.6 million related to acquisitions and $325.4 million of capital expenditures. Partially offsetting these items were $48.0 million of proceeds from the sale of, and insurance settlements related to, property and equipment and $42.3 million of proceeds from the sale of non-integral equity investments.
Net cash used in investing activities in the nine months ended September 30, 2022 included $337.5 million of capital expenditures, $177.8 million related to acquisitions, and $20.6 million of cash used for investments, partially offset by $43.6 million of proceeds from the sale of, and insurance settlements related to, property and equipment and $16.9 million of cash received from investments, which primarily related to proceeds received from the sale of a non-controlling ownership interest in a technology company.
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
Financing Activities
Net cash provided by financing activities in the nine months ended September 30, 2023 included $203.6 million of net borrowings under our senior credit facility and commercial paper program, partially offset by $113.4 million of cash payments to satisfy tax withholding obligations associated with stock-based compensation and $36.1 million of cash payments for dividends.
Net cash used in financing activities in the nine months ended September 30, 2022 included $115.1 million of cash payments for common stock repurchases, $78.6 million of cash payments to satisfy tax withholding obligations associated with stock-based compensation; $31.0 million of cash payments for dividends; $15.6 million of net repayments of short-term debt and $8.0 million of net distributions to non-controlling interests. These items were partially offset by $172.8 million of net borrowings under our senior credit facility and commercial paper program.
We expect to continue to utilize cash for similar financing activities in the future, including repayments of our outstanding debt, payment of cash dividends and repurchases of our common stock and/or debt securities.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2023. Our primary exposure to market risk relates to unfavorable changes in interest rates and currency exchange rates. Refer to the information on financial market risk related to changes in interest rates and foreign currency exchange rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our 2022 Annual Report.

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
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b), as such disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Evaluation of Internal Control over Financial Reporting
We acquired four businesses during the nine months ended September 30, 2023. We are in the process of integrating these acquired businesses into our overall internal control over financial reporting process.
Except as noted above, there has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Environmental Matters
Item 103 of Regulation S-K requires disclosure of certain environmental matters in which a governmental authority is a party to the proceedings and when such proceedings involve the potential for monetary sanctions that management reasonably believes will exceed a specified threshold. Pursuant to the SEC regulations, we use a threshold of $1.0 million for such proceedings.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Unregistered Sales of Equity Securities
On August 30, 2023, we completed an acquisition in which a portion of the consideration consisted of the unregistered issuance of shares of our common stock. The aggregate consideration paid at closing in this acquisition included 43,462 shares of our common stock, valued at $8.0 million as of the acquisition date.
The shares of common stock issued in this transaction were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the shares were issued to the owners of the businesses acquired in privately negotiated transactions not involving any public offering or solicitation.
For additional information about this acquisition, see Note 5 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Issuer Purchases of Equity Securities During the Third Quarter of 2023
The following table contains information about our purchases of equity securities during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1 - 31, 2023
Open Market Stock Repurchases (1)	—	$—	—	$500,000,000
Tax Withholding Obligations (2)	1,290	$193.50	—
August 1 - 31, 2023
Open Market Stock Repurchases (1)	—	$—	—	$500,000,000
Tax Withholding Obligations (2)	9,972	$204.65	—
September 1 - 30, 2023
Open Market Stock Repurchases (1)	—	$—	—	$500,000,000
Tax Withholding Obligations (2)	1,185	$210.23	—
Total	12,447		—	$500,000,000

(1)On May 24, 2023, we issued a press release announcing that our Board of Directors approved a stock repurchase program that authorizes us to purchase, from time to time through June 30, 2026, up to $500 million of our outstanding common stock. The program became effective on July 1, 2023, upon expiration of our prior stock repurchase program. Repurchases can be made in open market and privately negotiated transactions, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. The program does not obligate us to acquire any specific amount of common stock and may be modified or terminated by our Board of Directors at any time at its sole discretion and without notice.
(2)Includes shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock unit and performance stock unit awards or the settlement of previously vested but deferred restricted stock unit and performance stock unit awards.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Insider Trading Arrangements
During the three months ended September 30, 2023, no director or officer of Quanta adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits.

Exhibit No.		Description
3.1		Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.1 to Quanta’s Form 8-K filed March 26, 2019 and incorporated herein by reference)
3.2		Bylaws of Quanta Services, Inc., as amended and restated January 13, 2023 (previously filed as Exhibit 3.1 to Quanta’s Form 8-K filed January 19, 2023 and incorporated herein by reference)
10.1	^
Employment Agreement, dated August 1, 2023, by and between Quanta Services, Inc. and Earl C. (Duke) Austin, Jr. (previously filed as Exhibit 10.1 to Quanta’s Form 8-K filed August 3, 2023 and incorporated here by reference)

10.2	^
Employment Agreement, dated August 1, 2023, by and between Quanta Services, Inc. and Jayshree Desai (previously filed as Exhibit 10.2 to Quanta’s Form 8-K filed August 3, 2023 and incorporated here by reference)

10.3	^
Employment Agreement, dated August 1, 2023, by and between Quanta Services, Inc. and James Redgie Probst (previously filed as Exhibit 10.3 to Quanta’s Form 8-K filed August 3, 2023 and incorporated here by reference)

10.4	^
Employment Agreement, dated August 1, 2023, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.4 to Quanta’s Form 8-K filed August 3, 2023 and incorporated here by reference)

10.5	*^	Form of RSU Award Agreement for awards to employees/consultants pursuant to the 2019 Omnibus Equity Incentive Plan (adopted August 2023)
10.6	*^	Form of RSU Award Agreement for awards to non-employee directors pursuant to the 2019 Omnibus Equity Incentive Plan (adopted August 2023)
10.7	*^	Form of PSU Award Agreement for awards to employees/consultants pursuant to the 2019 Omnibus Equity Incentive Plan (adopted August 2023)
31.1	*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	*	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	*
The following financial statements from Quanta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and with detailed tags

104	*	The cover page from Quanta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101)
_______________________________________

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTA SERVICES, INC.

By:	/s/ PAUL M. NOBEL
Paul M. Nobel Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: November 2, 2023