Form 10-Q
period 2024-03-31
QUANTA SERVICES, INC.
filed 2024-05-02
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of April 29, 2024, the number of outstanding shares of Common Stock of the registrant was 146,388,455.

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
•Expectations regarding our plans and strategies, including with respect to our supply chain solutions and expanded or new services offerings;
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
•Possible recovery of pending or contemplated insurance claims, change orders and claims asserted against customers or third parties, as well as the collectability of receivables;
•The development of and opportunities with respect to future projects, including renewable energy projects and other projects designed to support the transition to a reduced-carbon economy, electrical grid modernization projects, upgrade and hardening projects and larger transmission and pipeline projects;
•Expectations regarding the future availability and price of materials and equipment necessary for the performance of our business;
•The expected impact of global and domestic economic or political conditions on our business, financial condition, results of operations, cash flows, liquidity and demand for our services, including inflation, interest rates, recessionary economic conditions and commodity prices and production volumes;
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
•Delays, deferrals, reductions in scope or cancellations of anticipated, pending or existing projects as a result of, among other things, supply chain or production disruptions and other logistical challenges, weather, regulatory or permitting issues, right of way acquisition, environmental processes, project performance issues, claimed force majeure events, protests or other political activity, legal challenges, inflationary pressure, reductions or eliminations in governmental funding or customer capital constraints;
•The effect of commodity prices and commodity production volumes, which have been and may continue to be affected by inflationary pressure, on our operations and growth opportunities and on our customers’ capital programs and demand for our services;
•The successful negotiation, execution, performance and completion of anticipated, pending and existing contracts;
•Events arising from operational hazards, including, among others, wildfires and explosions, that can arise due to the nature of the services we provide and certain of our product solutions, as well as the conditions in which we operate, and can be due to failure of infrastructure on which we have performed services and result in significant liabilities that may be exacerbated in certain geographies and locations;
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
•Damage to our brands or reputation, as well as potential costs, liabilities, fines or penalties, arising as a result of cybersecurity breaches, environmental and occupational health and safety matters, corporate scandal, failure to successfully perform or negative publicity regarding a high-profile project, involvement in a catastrophic event (e.g., fire, explosion) or other negative incidents;
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
•Loss of or deterioration of relationships with customers that we have long-standing or significant relationships with;

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
•Difficulties managing our business as it expands and becomes more complex;
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
•New or changed tax laws, treaties or regulations or the inability to realize deferred tax assets; and
•The other risks and uncertainties described elsewhere herein, including in Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report), and as may be detailed from time to time in our other public filings with the U.S. Securities and Exchange Commission (SEC).
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$531,056	$1,290,248
Accounts receivable, net	4,094,914	4,410,829
Contract assets	1,274,686	1,413,057
Inventories	224,341	175,658
Prepaid expenses and other current assets	458,472	387,105
Total current assets	6,583,469	7,676,897
Property and equipment, net	2,427,131	2,336,943
Operating lease right-of-use assets	269,925	249,443
Other assets, net	569,708	565,625
Other intangible assets, net	1,408,315	1,362,412
Goodwill	4,283,804	4,045,905
Total assets	$15,542,352	$16,237,225
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$546,543	$535,202
Current portion of operating lease liabilities	83,968	77,995
Accounts payable and accrued expenses	2,757,546	3,061,242
Contract liabilities	1,443,125	1,538,677
Total current liabilities	4,831,182	5,213,116
Long-term debt, net of current maturities	3,174,181	3,663,504
Operating lease liabilities, net of current portion	201,771	186,996
Deferred income taxes	298,137	254,004
Insurance and other non-current liabilities	669,812	636,250
Total liabilities	9,175,083	9,953,870
Commitments and Contingencies
Equity:
Common stock, $0.00001 par value, 600,000,000 shares authorized, 175,144,784 and 173,949,011 shares issued, and 146,384,210 and 145,508,549 shares outstanding	2	2
Additional paid-in capital	3,090,242	3,002,652
Retained earnings	4,962,949	4,858,066
Accumulated other comprehensive loss	(313,685)	(282,945)
Treasury stock, 28,760,574 and 28,440,462 common shares	(1,382,885)	(1,305,534)
Total stockholders’ equity	6,356,623	6,272,241
Non-controlling interests	10,646	11,114
Total equity	6,367,269	6,283,355
Total liabilities and equity	$15,542,352	$16,237,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues	$5,031,819	$4,428,826
Cost of services	4,408,325	3,855,631
Gross profit	623,494	573,195
Equity in earnings of integral unconsolidated affiliates	12,334	9,620
Selling, general and administrative expenses	(402,340)	(384,552)
Amortization of intangible assets	(77,511)	(72,403)
Change in fair value of contingent consideration liabilities	(623)	—
Operating income	155,354	125,860
Interest and other financing expenses	(41,072)	(41,693)
Interest income	8,023	1,516
Other income, net	24,882	7,866
Income before income taxes	147,187	93,549
Provision for (benefit from) income taxes	21,096	(3,421)
Net income	126,091	96,970
Less: Net income attributable to non-controlling interests	7,731	1,924
Net income attributable to common stock	$118,360	$95,046

Earnings per share attributable to common stock:
Basic	$0.81	$0.66
Diluted	$0.79	$0.64

Shares used in computing earnings per share:
Weighted average basic shares outstanding	145,936	144,467
Weighted average diluted shares outstanding	149,350	148,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income	$126,091	$96,970
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustment (loss) income	(30,740)	309
Other income	—	791
Other comprehensive (loss) income, net of taxes	(30,740)	1,100
Comprehensive income	95,351	98,070
Less: Comprehensive income attributable to non-controlling interests	7,731	1,924
Comprehensive income attributable to common stock	$87,620	$96,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$126,091	$96,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88,895	78,382
Amortization of intangible assets	77,511	72,403
Distributions, net of equity in earnings of unconsolidated affiliates	4,264	18,452
Deferred income tax benefit	(4,765)	(11,997)
Non-cash stock-based compensation	35,331	27,451
Other non-cash adjustments, net	(7,970)	4,076
Changes in assets and liabilities, net of non-cash transactions:
Accounts and notes receivable	321,914	27,874
Contract assets	119,324	(206,812)
Prepaid expenses and other current assets	(46,977)	(29,227)
Accounts payable and accrued expenses and other non-current liabilities	(349,872)	(33,618)
Contract liabilities	(89,702)	320
Other assets and liabilities, net	(36,089)	(5,865)
Net cash provided by operating activities	237,955	38,409
Cash Flows from Investing Activities:
Capital expenditures	(83,139)	(80,319)
Proceeds from sale of and insurance settlements related to property and equipment	26,418	10,751
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(384,071)	(452,252)
Proceeds from the sale or settlement of certain investments	26,571	39,069
Other, net	27,613	(5,873)
Net cash used in investing activities	(386,608)	(488,624)
Cash Flows from Financing Activities:
Borrowings under credit facility and commercial paper program	2,763,700	4,431,075
Payments under credit facility and commercial paper program	(3,268,156)	(4,050,437)
Payments related to tax withholding for share-based compensation	(75,710)	(108,689)
Payments of dividends	(13,745)	(12,817)
Other, net	(9,133)	(16,445)
Net cash (used in) provided by financing activities	(603,044)	242,687

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(9,963)	(1,562)

Net decrease in cash, cash equivalents and restricted cash	(761,660)	(209,090)
Cash, cash equivalents and restricted cash, beginning of period	1,295,041	433,214
Cash, cash equivalents and restricted cash, end of period	$533,381	$224,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2023	145,508,549	$2	$3,002,652	$4,858,066	$(282,945)	$(1,305,534)	$6,272,241	$11,114	$6,283,355
Other comprehensive loss	—	—	—	—	(30,740)	—	(30,740)	—	(30,740)
Acquisitions	250,539	—	51,768	—	—	—	51,768	—	51,768
Stock-based compensation activity	625,122	—	35,822	—	—	(77,351)	(41,529)	—	(41,529)
Dividends declared ($0.09 per share)	—	—	—	(13,477)	—	—	(13,477)	—	(13,477)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8,199)	(8,199)
Net income	—	—	—	118,360	—	—	118,360	7,731	126,091
Balance, March 31, 2024	146,384,210	$2	$3,090,242	$4,962,949	$(313,685)	$(1,382,885)	$6,356,623	$10,646	$6,367,269

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2022	142,930,598	$2	$2,718,988	$4,163,212	$(310,677)	$(1,188,061)	$5,383,464	$15,355	$5,398,819
Other comprehensive income	—	—	—	—	1,100	—	1,100	—	1,100
Acquisitions	1,018,946	—	123,503	—	—	—	123,503	—	123,503
Stock-based compensation activity	1,210,615	—	26,650	—	—	(104,247)	(77,597)	—	(77,597)
Dividends declared ($0.08 per share)	—	—	—	(12,100)	—	—	(12,100)	—	(12,100)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8,741)	(8,741)
Net income	—	—	—	95,046	—	—	95,046	1,924	96,970
Balance, March 31, 2023	145,160,159	$2	$2,869,141	$4,246,158	$(309,577)	$(1,292,308)	$5,513,416	$8,538	$5,521,954

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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP), have been condensed or omitted pursuant to those rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta’s Annual Report on Form 10-K for the year ended December 31, 2023. Quanta believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income and cash flows with respect to the interim condensed consolidated financial statements have been included.
The results of Quanta have historically been subject to seasonal fluctuations. The results of operations, comprehensive income and operating cash flows for the interim periods are not necessarily indicative of the results for the entire fiscal year.

2. NEW ACCOUNTING PRONOUNCEMENTS:
Recently Adopted Guidance
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
New Accounting Pronouncements and Disclosure Rules Not Yet Adopted
In March 2024, the U.S. Securities and Exchange Commission (SEC) issued its final climate disclosure rule (the Final Rule) that requires public entities to disclose certain material climate-related information in annual reports and registration statements, including disclosure of material impacts as a result of severe weather events and other natural conditions and material Scope 1 and Scope 2 greenhouse gas emissions. Disclosures will be required prospectively, with information for prior periods required only to the extent the information was disclosed in a prior SEC filing. Certain requirements of the Final Rule are effective for fiscal years beginning on or after January 1, 2025, with phase-in periods for additional requirements. However, on April 4, 2024, the SEC issued a stay pending judicial review of the Final Rule in U.S. federal court. Quanta is currently assessing the effect of the Final Rule.
In December 2023, the FASB issued an update that expands disclosures for tax rate reconciliation tables, primarily by requiring disaggregation of income taxes paid by jurisdiction, as well as greater disaggregation within the rate reconciliation. This update is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025. Early adoption and retrospective application are permitted. Quanta is currently assessing the effect of this update.
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

3. REVENUE RECOGNITION AND RELATED BALANCE SHEET ACCOUNTS:
Contracts
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
The following tables present Quanta’s revenue disaggregated by contract type and by geographic location, as determined by the job location (in thousands):

	Three Months Ended March 31,
	2024		2023
By contract type:
Fixed price contracts	$2,672,315	53.1%	$1,934,888	43.7%
Unit-price contracts	1,427,507	28.4	1,497,394	33.8
Cost-plus contracts	931,997	18.5	996,544	22.5
Total revenues	$5,031,819	100.0%	$4,428,826	100.0%

	Three Months Ended March 31,
	2024		2023
By primary geographic location:
United States	$4,569,716	90.8%	$3,666,365	82.8%
Canada	229,427	4.6	542,360	12.2
Australia	146,029	2.9	154,677	3.5
Others	86,647	1.7	65,424	1.5
Total revenues	$5,031,819	100.0%	$4,428,826	100.0%

Under fixed-price contracts, as well as unit-price contracts with more than an insignificant amount of partially completed units, revenue is recognized as performance obligations are satisfied over time, with the percentage of completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 57.5% and 50.1% of Quanta’s revenues recognized during the three months ended March 31, 2024 and 2023 were associated with this revenue recognition method.
Performance Obligations
As of March 31, 2024 and December 31, 2023, the aggregate transaction price allocated to unsatisfied or partially satisfied performance obligations was approximately $14.88 billion and $13.89 billion, with 64.6% and 66.9% expected to be recognized in the subsequent twelve months. These amounts represent management’s estimates of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work had not yet begun as of such dates. For purposes of calculating remaining performance obligations, Quanta includes all estimated revenues attributable to consolidated joint ventures and variable interest entities, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized, and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under MSAs and expected revenues under certain non-fixed price contracts.
Contract Estimates and Changes in Estimates
Actual revenues and project costs can vary, sometimes substantially, from previous estimates due to changes in a variety of factors, including unforeseen or changed circumstances not included in Quanta’s cost estimates or covered by its contracts. Some of the factors that can result in positive changes in estimates on projects include successful execution through project

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

risks, reduction of estimated project costs or increases of estimated revenues. Some of the factors that can result in negative changes in estimates include concealed or unknown site conditions; changes to or disputes with customers regarding the scope of services; changes in estimates related to the length of time to complete a performance obligation; changes or delays with respect to permitting and regulatory requirements and materials; changes in the cost of equipment, commodities, materials or skilled labor; unanticipated costs or claims due to delays or failure to perform by customers or third parties; customer failure to provide, or supply chain and logistical challenges related to, required materials or equipment; errors in engineering, specifications or designs; project modifications; adverse weather conditions, natural disasters, and other emergencies; and performance and quality issues causing delay (including payment of liquidated damages) or requiring rework or replacement. Any changes in estimates could result in changes to profitability or losses associated with the related performance obligations.
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
As of March 31, 2024 and December 31, 2023, Quanta had recognized revenues of $774.8 million and $778.9 million related to unapproved change orders and claims included as contract price adjustments primarily in “Contract assets” in the accompanying consolidated balance sheets. These change orders and claims were in the process of being negotiated in the normal course of business and represent management’s estimates of additional contract revenues that have been earned and are probable of collection.
The largest component of the revenues recognized related to unapproved change orders and claims as of March 31, 2024 and December 31, 2023 is associated with a large renewable transmission project in Canada. During 2021 and 2022, decreased productivity and additional costs arose from delays, administrative requirements and labor issues due to the COVID-19 pandemic, including incremental governmental requirements and worksite restrictions. During 2023, additional costs arose from residual impacts associated with the aforementioned items, as well as work resequencing and acceleration, access delays, and logistical challenges and other issues outside of Quanta’s control. As of March 31, 2024, the project was substantially completed.
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
Revenues were positively impacted by 0.1% during each of the three months ended March 31, 2024 and 2023 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2023 and 2022.
Operating results for the three months ended March 31, 2024 were impacted by less than 5% of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress as of December 31, 2023. However, gross profit was negatively impacted by $21.9 million as a result of decreased productivity associated with a large solar facility project in the United States.
Operating results for the three months ended March 31, 2023 were impacted by less than 5% of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress as of December 31, 2022. There were no material changes in estimates on any individual project.
Contract Assets and Liabilities
Contract assets and liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Contract assets	$1,274,686	$1,413,057
Contract liabilities	$1,443,125	$1,538,677
Contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; and recognized unapproved change orders and contract claims. The decrease in contract assets from December 31, 2023 to March 31, 2024 was primarily due to the completion of certain large

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

projects and the corresponding billing of amounts previously recorded as contract assets, while the decrease in contract liabilities was primarily due to higher production on a large renewable transmission project and the associated recognition of revenue on amounts that were previously recorded as contract liabilities.
During the three months ended March 31, 2024 and 2023, Quanta recognized revenue of approximately $952.6 million and $641.1 million related to contract liabilities outstanding as of the end of each respective prior year.
Accounts Receivable, Allowance for Credit Losses and Concentrations of Credit Risk
Quanta determines its allowance for credit losses based on an estimate of expected credit losses for financial instruments, primarily accounts receivable and contract assets. The assessment of the allowance for credit losses involves certain judgments and estimates. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Expected credit losses are estimated by evaluating trends with respect to Quanta’s historical write-off experience and applying historical loss ratios to pools of financial assets with similar risk characteristics. Quanta has determined that it has two risk pools for the purpose of calculating its historical credit loss experience.
Quanta’s historical loss ratio and its determination of risk pools, which are used to calculate expected credit losses, may be adjusted for changes in customer credit concentrations within its portfolio of financial assets, changes in customers’ ability to pay, and other considerations, such as economic and market changes, changes to regulatory or technological environments affecting customers and the consistency between current and forecasted economic conditions and the historical economic conditions used to derive historical loss ratios. At the end of each quarter, management reassesses these and other relevant factors, including the impact of uncertainty and challenges in the overall economy and in Quanta’s industries and markets, (e.g., inflationary pressure, supply chain and other logistical challenges and increased interest rates).
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
Activity in Quanta’s allowance for credit losses consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Balance at beginning of period	$13,962	$15,644
Increase in provision for credit losses	271	2,358
Write-offs charged against the allowance net of recoveries of amounts previously written off	(278)	(1,472)
Balance at end of period	$13,955	$16,530
The above activity relates to the largest risk pool Quanta utilizes for assessing credit loss. The second risk pool represents approximately 12% of Quanta’s consolidated financial instruments as of March 31, 2024 and did not have any allowance for credit loss or experience any credit loss during the periods presented. Quanta’s customers generally have high credit ratings. In addition, the customers in the second risk pool typically pre-approve invoices and often receive project financing.
Provision for credit losses is included in “Selling, general and administrative expenses” in the consolidated statements of operations.
Quanta is subject to concentrations of credit risk related primarily to its receivable position for services Quanta has performed for customers. Quanta grants credit under normal payment terms, generally without collateral. As of March 31, 2024 and December 31, 2023, one customer within the Renewable Energy Infrastructure Solutions segment associated with the large renewable transmission project in Canada described above represented 10% of Quanta’s consolidated receivable position,

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

which includes amounts related to contracts assets. No customer represented 10% or more of Quanta’s consolidated revenues for the three months ended March 31, 2024 or 2023.
Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on Quanta’s experience in recent years, the majority of these retainage balances are expected to be collected within one year. Retainage balances with expected settlement dates within one year of March 31, 2024 and December 31, 2023 were $624.2 million and $610.0 million, which are included in “Accounts receivable.” Retainage balances with expected settlement dates beyond one year were $88.4 million and $78.7 million as of March 31, 2024 and December 31, 2023 and are included in “Other assets, net.”
Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date or when amounts arise from routine lags in billing. These balances do not include revenues recognized for work performed under fixed-price contracts and unit-price contracts with more than an insignificant amount of partially completed units, as these amounts are recorded as “Contract assets.” As of March 31, 2024 and December 31, 2023, unbilled receivables included in “Accounts receivable” were $794.3 million and $743.6 million. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $66.7 million and $58.6 million as of March 31, 2024 and December 31, 2023.

4. SEGMENT INFORMATION:
Quanta reports its results under three reportable segments described below:
•Electric Power Infrastructure Solutions (Electric Power). Quanta’s Electric Power segment provides comprehensive infrastructure solutions to customers in the electric power and communications markets.
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
The following table sets forth segment revenues and segment operating income (loss) for the three months ended March 31, 2024 and 2023. Operating margin is calculated by dividing operating income (loss) by revenues. The following table

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

shows dollars in thousands:

	Three Months Ended March 31,
	2024		2023
Revenues:
Electric Power	$2,326,960	46.2%	$2,336,037	52.7%
Renewable Energy	1,584,164	31.5	1,008,300	22.8
Underground and Infrastructure	1,120,695	22.3	1,084,489	24.5
Consolidated revenues	$5,031,819	100.0%	$4,428,826	100.0%
Operating income (loss):
Electric Power (1)	$228,025	9.8%	$215,149	9.2%
Renewable Energy	74,846	4.7%	35,656	3.5%
Underground and Infrastructure	46,888	4.2%	61,573	5.7%
Corporate and Non-Allocated Costs (2)	(194,405)	(3.9)%	(186,518)	(4.2)%
Consolidated operating income	$155,354	3.1%	$125,860	2.8%
(1)    Includes equity in earnings of integral unconsolidated affiliates of $12.3 million and $9.6 million for the three months ended March 31, 2024 and 2023, primarily related to Quanta’s equity interest in LUMA Energy, LLC (LUMA).
(2)    Includes amortization expense of $77.5 million and $72.4 million and non-cash stock-based compensation of $35.3 million and $27.5 million for the three months ended March 31, 2024 and 2023.
Depreciation Expense
Separate measures of Quanta’s assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by management to evaluate segment performance. Certain of Quanta’s fixed assets are used on an interchangeable basis across its reportable segments. The following table sets forth depreciation expense by segment for the three months ended March 31, 2024 and 2023. The table shows dollars in thousands:

	Three Months Ended
	March 31,
	2024	2023
Depreciation:
Electric Power	$40,447	$42,085
Renewable Energy	17,795	10,858
Underground and Infrastructure	24,986	20,500
Corporate and Non-Allocated Costs	5,667	4,939
Consolidated depreciation	$88,895	$78,382

5. ACQUISITIONS:
The results of operations of acquired businesses have been included in Quanta’s consolidated financial statements since their respective acquisition dates.
In April 2024, Quanta acquired a business located in the United States that manufactures transmission and distribution equipment for the electric utility industry. The aggregate consideration paid or payable for this transaction was approximately $72 million, consisting of a combination of cash and shares of Quanta common stock. The final amount of consideration also remains subject to certain post-closing adjustments, including with respect to net working capital.
During the three months ended March 31, 2024, Quanta acquired three businesses located in the United States, including: a business that provides specialty environmental solutions to industrial and petrochemical companies (primarily included in the Underground and Infrastructure segment); a business that specializes in testing, manufacturing and distributing safety equipment and supplies (primarily included in the Electric Power and Renewable Energy segments); and a business that specializes in electrical infrastructure services for substations, data centers and governmental entities (primarily included in the Electric Power segment). The consideration for the businesses acquired during the three months ended March 31, 2024

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

consisted of approximately $382.9 million paid or payable in cash on the acquisition dates and 250,539 shares of Quanta common stock, which had a fair value of $51.8 million as of the acquisition dates. The final amount of consideration for these acquisitions remains subject to certain post-closing adjustments, including with respect to net working capital.
During the year ended December 31, 2023, Quanta acquired five businesses located in the United States, including: a business that provides services related to high-voltage transmission lines, overhead and underground distribution, emergency restoration and industrial and commercial wiring and lighting (primarily included in the Electric Power segment); a business that procures parts, assembles kits for sale, manages logistics and installs solar tracking equipment for utility and development customers (primarily included in the Renewable Energy segment); a business that provides concrete construction services (primarily included in the Electric Power and Renewable Energy segments); a business specializing in power studies, maintenance testing and commissioning primarily for utility and commercial customers (included in the Electric Power segment) and a business that manufactures power transformers for the electric utility, renewable energy, municipal power and industrial markets (included in the Electric Power and Renewable Energy segments). The consideration for these transactions consisted of approximately $785.7 million paid or payable in cash (subject to certain adjustments) and 1,238,576 shares of Quanta common stock, which had a fair value of $158.9 million as of the dates of the acquisitions.
Additionally, the former owners of certain acquired businesses are eligible to receive potential payments of contingent consideration to the extent the acquired businesses achieve certain financial performance targets over specified post-acquisition periods.
Purchase Price Allocation
Quanta is finalizing its purchase price allocations related to certain businesses acquired subsequent to March 31, 2023, and further adjustments to the purchase price allocations may occur, with possible updates primarily related to intangible asset values, property and equipment values, certain contingent liabilities, tax estimates, and the finalization of closing working capital adjustments. The aggregate consideration paid or payable for businesses acquired between March 31, 2023 and March 31, 2024 was allocated to acquired assets and assumed liabilities, which resulted in an allocation of $194.2 million to net tangible assets, $207.8 million to identifiable intangible assets and $403.4 million to goodwill.
The following table summarizes the estimated fair value of total consideration transferred or estimated to be transferred and the fair value of assets acquired and liabilities assumed as of their respective acquisition dates as of March 31, 2024 for

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

acquisitions completed in the three months ended March 31, 2024 (in thousands):

Three Months Ended
March 31, 2024
Consideration:
Cash paid or payable	$382,929
Value of Quanta common stock issued	51,768
Contingent consideration	14,463
Fair value of total consideration transferred or estimated to be transferred	$449,160

Cash and cash equivalents	$8,453
Accounts receivable	50,845
Contract assets	162
Inventories	14,127
Prepaid expenses and other current assets	12,176
Property and equipment	92,676
Operating lease right-of-use assets	15,532
Other assets	456
Identifiable intangible assets	122,301
Current maturities of long-term debt	(4,431)
Current portion of operating lease liabilities	(4,134)
Accounts payable and accrued liabilities	(51,325)
Contract liabilities	(390)
Long-term debt, net of current maturities	(4,436)
Operating lease liabilities, net of current portion	(11,398)
Deferred income taxes	(42,363)
Total identifiable net assets	198,251
Goodwill	250,909
Fair value of net assets acquired	$449,160
As of March 31, 2024, approximately $10.6 million of goodwill is expected to be deductible for income tax purposes related to acquisitions completed in the three months ended March 31, 2024.
The following table summarizes the estimated fair values of identifiable intangible assets for the acquisitions completed in the three months ended March 31, 2024 as of the acquisition dates and the related weighted average amortization periods by type (in thousands, except for weighted average amortization periods, which are in years).

	Three Months Ended
	March 31, 2024
	Estimated Fair Value	Weighted Average Amortization Period in Years
Customer relationships	$102,106	6.7
Backlog	4,495	1.7
Trade names	14,456	15.0
Non-compete agreements	1,244	5.0
Total intangible assets subject to amortization	$122,301	7.5
The significant estimates used by management in determining the fair values of customer relationship intangible assets include future revenues, discount rates and customer attrition rates. The following table includes the discount rates and

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

customer attrition rates used to determine the fair value of customer relationship intangible assets for businesses acquired during the three months ended March 31, 2024 as of the respective acquisition dates:

	Three Months Ended
	March 31, 2024
	Range	Weighted Average
Discount rates	15% to 22%	15%
Customer attrition rates	10% to 23%	12%
Contingent Consideration
As described above, certain business acquisitions have contingent consideration liabilities associated with the transactions. The aggregate fair value of these outstanding contingent consideration liabilities was $172.0 million and $157.1 million as of March 31, 2024 and December 31, 2023, and such amounts are included in “Insurance and other non-current liabilities.”
Quanta’s aggregate contingent consideration liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, accretion in present value, changes in estimated fair value, the performance of acquired businesses in post-acquisition periods, and in certain cases, management discretion. These changes are reflected in “Change in fair value of contingent consideration liabilities” in the accompanying consolidated statements of operations.
The fair value determinations for contingent consideration liabilities incorporate significant inputs not observable in the market, including revenue forecasts, operating margins, discount rates and the probability of acquired businesses achieving certain performance targets during designated post-acquisition periods. Accordingly, the level of inputs used for these fair value measurements is Level 3.
All of Quanta’s outstanding contingent consideration liabilities are subject to a maximum payment amount, and the aggregate maximum payment amount of these liabilities totaled $352.6 million as of March 31, 2024. During the three months ended March 31, 2023, Quanta settled certain contingent consideration liabilities with cash payments of $5.0 million.
Pro Forma Results of Operations
The following unaudited supplemental pro forma results of operations for Quanta, which incorporate the acquisitions completed in the three months ended March 31, 2024 and the year ended December 31, 2023, have been provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future (in thousands).

	Three Months Ended
	March 31,
	2024	2023
Revenues	$5,033,522	$4,535,366
Net income attributable to common stock	$118,213	$86,670
The pro forma combined results of operations for the three months ended March 31, 2024 and 2023 were prepared by adjusting the historical results of Quanta to include the historical results of the businesses acquired in 2024 as if such acquisitions had occurred January 1, 2023. The pro forma combined results of operations for the three months ended March 31, 2023 were prepared by further adjusting the historical results of Quanta to include the historical results of the business acquired in 2023 as if such acquisition had occurred January 1, 2022. These pro forma combined historical results were adjusted for the following: a reduction of interest and other financing expenses as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest and other financing expenses as a result of the cash consideration paid; an increase in amortization expense due to the intangible assets recorded; elimination of inter-company sales; and changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs incurred by Quanta or any cost savings or other synergies that resulted or may result from the acquisitions.
Impact on Consolidated Results of Operations Related to Acquisitions
Included in Quanta’s condensed consolidated results of operations for the three months ended March 31, 2024 were revenues of $67.7 million and a loss before income taxes of $9.1 million, which included $4.8 million of amortization expense

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

and $5.9 million of acquisition-related costs, related to the acquisitions completed in 2024. Included in Quanta’s condensed consolidated results of operations for the three months ended March 31, 2023 were revenues of $93.5 million and a loss before income taxes of $16.1 million, which included $8.6 million of amortization expense and $17.8 million of acquisition-related costs, related to the acquisitions completed in 2023.

6. INVESTMENTS IN AFFILIATES AND OTHER ENTITIES:
Equity Investments
The following table presents Quanta’s equity investments by type (in thousands):

	March 31, 2024	December 31, 2023
Equity method investments - integral unconsolidated affiliates	$96,948	$96,124
Equity method investments - non-integral unconsolidated affiliates	9,480	28,105
Non-marketable equity securities	53,388	53,868
Total equity investments	$159,816	$178,097
Equity Method Investments
During the three months ended March 31, 2024, Quanta sold a non-integral equity method investment and recognized a $12.2 million gain, $4.9 million of which was attributable to non-controlling interests. Also during the three months ended March 31, 2024, Quanta received $34.9 million in cash related to the sale of this investment, $4.9 million of which was distributed to non-controlling interests.
During the three months ended December 31, 2022, Quanta entered into an agreement to sell a non-integral equity method investment. The transaction was subject to certain customary closing conditions that were satisfied in early 2023. As a result, a $25.9 million gain was recognized in the fourth quarter of 2022, $10.4 million of which was attributable to non-controlling interests. During the year ended December 31, 2023, Quanta received $58.5 million in cash related to the sale of this investment, $9.8 million of which was distributed to non-controlling interests.
As of March 31, 2024 and December 31, 2023, Quanta had receivables of $81.4 million and $96.4 million from its integral unconsolidated affiliates and payables of $22.4 million and $24.5 million to its integral unconsolidated affiliates. Quanta recognized revenues of $59.0 million and $48.3 million during the three months ended March 31, 2024 and 2023 from services provided to its integral unconsolidated affiliates, primarily related to services provided to LUMA at cost. In addition, during the three months ended March 31, 2024 and 2023, Quanta recognized costs of sales of $88.9 million and $12.0 million for services provided to Quanta by other integral unconsolidated affiliates.
Total equity in earnings from integral unconsolidated affiliates was $12.3 million and $9.6 million for the three months ended March 31, 2024 and 2023. Total equity in earnings from non-integral unconsolidated affiliates was earnings of $3.6 million and $1.6 million for the three months ended March 31, 2024 and 2023. As of March 31, 2024, Quanta had $45.2 million of undistributed earnings related to unconsolidated affiliates.
The difference between Quanta’s carrying value and the underlying equity in the net assets of its equity investments is assigned to the assets and liabilities of the investment, giving rise to a basis difference, which was $29.9 million and $31.4 million as of March 31, 2024 and December 31, 2023. The amortization of the basis difference included in “Equity in earnings of integral unconsolidated affiliates” in the accompanying condensed consolidated statements of operations was $1.5 million and $1.8 million for the three months ended March 31, 2024 and 2023.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Amounts attributable to common stock:
Net income attributable to common stock	$118,360	$95,046
Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	145,936	144,467
Effect of dilutive unvested non-participating stock-based awards	3,414	4,194
Weighted average shares outstanding for diluted earnings per share attributable to common stock	149,350	148,661

8. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
0.950% Senior Notes due October 2024	$500,000	$500,000
2.900% Senior Notes due October 2030	1,000,000	1,000,000
2.350% Senior Notes due January 2032	500,000	500,000
3.050% Senior Notes due October 2041	500,000	500,000
Borrowings under senior credit facility (including Term Loan)	854,364	867,137
Borrowings under commercial paper program	208,350	705,900
Lease financing transactions	126,409	102,955
Other long-term debt	6,219	6,279
Finance leases	46,373	39,577
Unamortized discount and financing costs	(20,991)	(23,142)
Total long-term debt obligations	3,720,724	4,198,706
Less — Current maturities of long-term debt	546,543	535,202
Total long-term debt obligations, net of current maturities	$3,174,181	$3,663,504
Senior Notes
The interest amounts due on Quanta’s senior notes on each payment date are set forth below (dollars in thousands):

Title of the Notes	Interest Amount	Payment Dates	Commencement Date
0.950% Senior Notes due October 2024	$2,375	April 1 and October 1	April 1, 2022
2.900% Senior Notes due October 2030	$14,500	April 1 and October 1	April 1, 2021
2.350% Senior Notes due January 2032	$5,875	January 15 and July 15	July 15, 2022
3.050% Senior Notes due October 2041	$7,625	April 1 and October 1	April 1, 2022
The fair value of Quanta’s senior notes was $2.13 billion as of March 31, 2024, compared to a carrying value of $2.48 billion net of unamortized bond discount, underwriting discounts and deferred financing costs of $19.7 million. The fair value of the senior notes is based on the quoted market prices for the same issue, and the senior notes are categorized as Level 1 liabilities.
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

	Three Months Ended
	March 31,
	2024	2023
Maximum amount outstanding	$867,204	$956,308
Average daily amount outstanding	$841,295	$859,270
Weighted-average interest rate	6.80%	5.99%
As of March 31, 2024, Quanta was in compliance with all of the financial covenants under the credit agreement.
Term Loan. As of March 31, 2024, Quanta had $726.6 million outstanding under its term loan facility. The carrying amount of the term loan under Quanta’s senior credit facility approximates fair value due to its variable interest rate.
Revolving Loans. As of March 31, 2024, Quanta had $127.8 million of outstanding revolving loans under the senior credit facility, all of which were denominated in Canadian dollars. The carrying amounts of the revolving borrowings under Quanta’s senior credit facility approximate fair value, as all revolving borrowings have a variable interest rate.
As of March 31, 2024, Quanta also had $251.2 million of letters of credit issued under the senior credit facility, of which $94.6 million were denominated in U.S. dollars and $156.6 million were denominated in currencies other than the U.S. dollar, primarily Australian and Canadian dollars. Additionally, available commitments for revolving loans under the senior credit facility must be maintained in order to provide credit support for notes issued under Quanta’s commercial paper program, and therefore such notes effectively reduce the available borrowing capacity under the senior credit facility.
As of March 31, 2024, $2.05 billion remained available under the senior credit facility for new revolving loans, letters of credit and support of the commercial paper program.
Commercial Paper Program
As of March 31, 2024, Quanta had $208.4 million of outstanding unsecured notes under its commercial paper program, with a weighted average interest rate of 5.75%. The carrying amounts of the notes issued under Quanta’s commercial paper program approximate fair value, and all notes currently have a short maturity.
Borrowings under the commercial paper program and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2024	2023
Maximum amount outstanding	$705,900	$747,700
Average daily amount outstanding	$216,075	$494,600
Weighted-average interest rate	5.80%	5.38%
Additional Letters of Credit
As of March 31, 2024, Quanta had $488.7 million of letters of credit issued outside of its senior credit facility, which were denominated in U.S. dollars.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9. LEASES:
Quanta primarily leases land, buildings, vehicles, construction equipment and office equipment. The components of lease costs in the accompanying condensed consolidated statements of operations are as follows (in thousands):

		Three Months Ended
		March 31,
Lease cost	Classification	2024	2023
Finance lease cost:
Amortization of lease assets	Depreciation (1)	$2,969	$911
Interest on lease liabilities	Interest and other financing expenses	722	208
Lease financing transactions: (2)
Depreciation	Depreciation (1)	2,092	2,252
Interest	Interest and other financing expenses	3,498	4,299
Operating lease cost	Cost of services and Selling, general and administrative expenses	25,534	23,223
Short-term and variable lease cost (3)	Cost of services and Selling, general and administrative expenses	287,335	238,078
Total lease cost		$322,150	$268,971
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
Related party lease expense was $4.7 million and $3.9 million for the three months ended March 31, 2024 and 2023.
Future minimum lease payments for operating leases and finance leases were as follows (in thousands):

	As of March 31, 2024
	Operating Leases	Finance Leases	Total
Remainder of 2024	$73,023	$9,655	$82,678
2025	81,366	10,436	91,802
2026	63,052	9,428	72,480
2027	44,661	8,078	52,739
2028	26,108	7,203	33,311
Thereafter	27,077	6,029	33,106
Total future minimum payments related to operating leases and finance leases	315,287	50,829	366,116
Less imputed interest	(29,548)	(4,456)	(34,004)
Total	$285,739	$46,373	$332,112
Future minimum lease payments for short-term leases were $26.5 million as of March 31, 2024. As of March 31, 2024, Quanta also had minimum lease payments related to operating lease obligations of $17.5 million for leases that had not yet commenced as of such date, are expected to commence in 2024 and have lease terms of one to ten years. Additionally, as described above, certain of Quanta’s equipment rental agreements contain purchase options pursuant to which the purchase price is offset by a portion of the rental payments. The future payments related to these lease financing transactions totaled $95.2 million and comprise principal and interest payments.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The weighted average remaining lease terms (other than for short-term leases) and discount rates were as follows:

As of March 31, 2024
Weighted average remaining lease term (in years):
Operating leases	4.27
Finance leases	4.96
Weighted average discount rate:
Operating leases	4.5%
Finance leases	6.3%
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

10. INCOME TAXES:
Quanta’s effective tax rates for the three months ended March 31, 2024 and 2023 were a provision of 14.3% and a benefit of 3.7%. The tax rates for the three months ended March 31, 2024 and 2023 were favorably impacted by the recognition of $21.6 million and $32.0 million of benefits that resulted from equity incentive awards vesting at a higher fair market value than their grant date fair value.
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
As of March 31, 2024, the total amount of unrecognized tax benefits relating to uncertain tax positions was $47.4 million, a net increase of $2.3 million from December 31, 2023, which resulted from positions expected to be taken in 2024. Quanta’s consolidated federal income tax returns for tax years 2017, 2018, and 2020 through 2022 remain open to examination by the IRS, as the applicable statute of limitations periods have not yet expired. Additionally, various state and foreign tax returns filed by Quanta and certain subsidiaries for multiple periods remain under examination by various U.S. state and foreign tax authorities. Quanta does not consider any U.S. state in which it does business to be a major tax jurisdiction. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $8.9 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.

11. EQUITY:
Stock Repurchases
On May 23, 2023, Quanta’s Board of Directors approved a stock repurchase program that authorizes Quanta to purchase, from time to time through June 30, 2026, up to $500 million of its outstanding common stock. As of March 31, 2024, $499.7 million remained available under this repurchase program.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Dividends
Quanta declared and paid the following cash dividends and cash dividend equivalents during 2023 and the first three months of 2024 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
March 28, 2024	April 9, 2024	April 17, 2024	$0.09	$13,477
December 5, 2023	January 2, 2024	January 12, 2024	$0.09	$13,412
August 30, 2023	October 2, 2023	October 13, 2023	$0.08	$12,430
May 23, 2023	July 3, 2023	July 14, 2023	$0.08	$11,893
March 29, 2023	April 10, 2023	April 18, 2023	$0.08	$12,100

12. STOCK-BASED COMPENSATION:
Restricted Stock Units (RSUs) to be Settled in Common Stock
A summary of the activity for RSUs to be settled in common stock for the three months ended March 31, 2024 and 2023 is as follows (RSUs in thousands):

	2024		2023
	RSUs	Weighted Average Grant Date Fair Value (Per Unit)	RSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	2,548	$104.76	3,263	$78.74
Granted	561	$236.82	626	$158.82
Vested	(635)	$111.81	(1,120)	$65.50
Forfeited	(20)	$144.76	(75)	$107.63
Unvested at March 31	2,454	$132.93	2,694	$102.59
The approximate fair value of RSUs that vested during the three months ended March 31, 2024 and 2023 was $152.5 million and $176.1 million.
During the three months ended March 31, 2024 and 2023, Quanta recognized $25.7 million and $22.6 million of non-cash stock compensation expense related to RSUs to be settled in common stock. As of March 31, 2024, there was $239.3 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 3.19 years.
Performance Stock Units (PSUs) to be Settled in Common Stock
A summary of the activity for PSUs to be settled in common stock for the three months ended March 31, 2024 and 2023 is as follows (PSUs in thousands):

	2024		2023
	PSUs	Weighted Average Grant Date Fair Value (Per Unit)	PSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	491	$129.70	733	$65.39
Granted	109	$257.29	177	$174.50
Vested	(175)	$96.45	(413)	$35.12
Unvested at March 31	425	$176.03	497	$129.38

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Monte Carlo simulation valuation methodology applied the following key inputs:

	2024	2023
Valuation date price based on March 4, 2024 and March 9, 2023 closing stock prices of Quanta common stock	$243.34	$160.55
Expected volatility	33%	35%
Risk-free interest rate	4.43%	4.62%
Term in years	2.83	2.81
During the three months ended March 31, 2024 and 2023, Quanta recognized $9.6 million and $4.9 million of non-cash stock compensation expense related to PSUs to be settled in common stock. As of March 31, 2024, there was an estimated $55.9 million of total unrecognized compensation expense related to unearned and unvested PSUs. This amount is based on forecasted attainment of performance metrics and estimated forfeitures of unearned and unvested PSUs. The compensation expense related to outstanding PSUs can vary from period to period based on changes in forecasted achievement of established performance goals and the total number of shares of common stock that Quanta anticipates will be issued upon vesting of such PSUs. This cost is expected to be recognized over a weighted average period of 2.16 years.
During the three months ended March 31, 2024 and 2023, 0.3 million and 0.7 million shares of common stock were issued in connection with earned and vested PSUs. The approximate fair values of PSUs earned and vested during the three months ended March 31, 2024 and 2023 were $75.4 million and $115.5 million, respectively.

13. EMPLOYEE BENEFIT PLANS:
Deferred Compensation Plans
Quanta maintains non-qualified deferred compensation plans under which eligible directors and key employees may defer their receipt of certain cash compensation and/or the settlement of certain stock-based awards. As of March 31, 2024 and December 31, 2023, the liability related to deferred cash compensation under these plans, including amounts contributed by Quanta, was $101.8 million and $88.9 million, the majority of which was included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheets. Additionally, as of March 31, 2024 and December 31, 2023, the settlement and issuance of 176,305 and 174,079 shares of common stock underlying certain stock-based awards had been deferred under these plans, and such issuances are scheduled to occur in future periods.
To provide for future obligations related to deferred cash compensation under these plans, Quanta has invested in corporate-owned life insurance (COLI) policies covering certain participants in the deferred compensation plans, the underlying investments of which are intended to be aligned with the investment alternatives elected by plan participants. The COLI assets are recorded at their cash surrender value, which is considered their fair market value, and as of March 31, 2024 and December 31, 2023, the fair market values were $95.7 million and $83.4 million and were included in “Other assets, net” in the accompanying condensed consolidated balance sheets. The level of inputs for these fair value measurements is Level 2.
Changes in the fair market value of Quanta’s COLI assets and deferred compensation liabilities largely offset and are recorded in the accompanying statements of operations as follows (in thousands):

		Three Months Ended
		March 31,
Classification	Change in fair market value of	2024	2023
Loss included in Selling, general and administrative expenses	Deferred compensation liabilities	$(6,513)	$(4,076)
Other income, net	COLI assets	$6,049	$3,146

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
The decision of the arbitration tribunal is final, with limited grounds on which PRONATEL and the MTC may seek to annul the decision in Peruvian courts. In December 2022, Redes filed an enforcement proceeding with respect to each project contract to secure recovery of the arbitration award, and PRONATEL and the MTC filed an annulment proceeding with respect

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

to each project contract. The enforcement and annulment proceedings were filed with different commercial courts in Lima, Peru. In April 2023 and August 2023, Redes received favorable rulings in each of the annulment proceedings rejecting the grounds for annulment; however, PRONATEL and the MTC are pursuing, and are expected to continue to pursue, certain remaining legal challenges to such rulings. Final decisions with respect to the enforcement proceedings are expected later in 2024. Additionally, in December 2022, following the favorable arbitration ruling, Quanta received $100.5 million pursuant to coverage under an insurance policy for the improper collection by PRONATEL and the MTC of the advance payment and performance bonds, and in January 2023 Quanta received $6.7 million pursuant to coverage under an insurance policy for nonpayment by PRONATEL and the MTC of amounts owed for work completed by Redes. Quanta is continuing to pursue collection of the ICC arbitration award and any amount collected would result in repayment of an equal amount to the insurers up to the amount received from the insurers.
Quanta also reserves the right to seek full compensation for the loss of its investment under applicable legal regimes, including investment treaties and customary international law, as well as to seek resolution through direct discussions with PRONATEL or the MTC. In connection with these rights, in May 2020 Quanta’s Dutch subsidiary delivered to the Peruvian government an official notice of dispute arising from the termination of the contracts and related acts by PRONATEL (which are attributable to Peru) under the Agreement on the Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the Republic of Peru (Investment Treaty). The Investment Treaty protects Quanta’s subsidiary’s indirect ownership stake in Redes and the project, and provides for rights and remedies distinct from the ICC arbitration. In December 2020, Quanta’s Dutch subsidiary filed a request for the institution of an arbitration proceeding against Peru with the International Centre for Settlement of Investment Disputes (ICSID) related to Peru’s breach of the Investment Treaty, which was registered by ICSID in January 2021. In the ICSID arbitration, Quanta’s Dutch subsidiary claims, without limitation, that Peru: (i) treated the subsidiary’s investment in Redes and the project unfairly and inequitably; and (ii) effectively expropriated the subsidiary’s investment in Redes and the project. In addition, Quanta’s Dutch subsidiary is seeking full compensation for all damages arising from Peru’s actions, including but not limited to (i) the fair market value of the investment and/or lost profits; (ii) attorneys’ fees and arbitration costs; (iii) other related costs and damages and (iv) pre- and post-award interest. The ICSID arbitration hearing on the merits occurred in the second quarter of 2023 and a decision is currently expected in the second half of 2024.
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
As a result of the contract terminations and the inherent uncertainty involved in arbitration proceedings and recovery of amounts owed, during the three months ended June 30, 2019, Quanta recorded a charge to earnings of $79.2 million, which included a reduction of previously recognized earnings on the project, a reserve against a portion of the project costs incurred through the project termination date, an accrual for a portion of the alleged liquidated damages, and the estimated costs to complete the project turnover and close out the project. Quanta also initially recorded a contract receivable of approximately $120 million related to the project during the three months ended June 30, 2019, which includes the amounts collected by PRONATEL through exercise of the advance payment bonds and performance bonds. As of March 31, 2024, the total amount of the receivable was not changed and is included in “Other assets, net” in the accompanying consolidated balance sheet. Additionally, with respect to the amounts received pursuant to coverage under the insurance policies described above, $107.2 million is included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheet as of March 31, 2024.
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
Silverado Wildfire Matter
During 2022 and 2023, two of Quanta’s subsidiaries received tenders of defense and demands for preservation of evidence from Southern California Edison Company (SCE) related to lawsuits filed from April 2021 through March 2024 against SCE and T-Mobile USA, Inc. (T-Mobile) in the Superior Court of California, County of Orange. The lawsuits generally

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

assert property damage and related claims on behalf of certain individuals and subrogation claims on behalf of insurers relating to damages caused by a wildfire that began in October 2020 in Orange County, California (the Silverado Fire) and that is purported to have damaged approximately 13,000 acres. The lawsuits allege the Silverado Fire originated from utility poles in the area, generally claiming that each defendant failed to adequately maintain, inspect, repair or replace its overhead facilities, equipment and utility poles and remove vegetation in the vicinity; that the utility poles were overloaded with equipment from shared usage; and that SCE failed to de-energize its facilities during red flag warnings for a Santa Ana wind event. The lawsuits allege the Silverado Fire started when SCE and T-Mobile equipment contacted each other and note the Orange County Fire Department is investigating whether a T-Mobile lashing wire contacted an SCE overhead primary conductor in high winds. T-Mobile has filed cross-complaints against SCE alleging, among other things, that the ignition site of the Silverado Fire encompassed two utility poles replaced by SCE or a third party engaged by SCE, and that certain equipment, including T-Mobile’s lashing wire, was not sufficiently re-secured after the utility pole replacements. One of Quanta’s subsidiaries performed planning and other services related to the two utility poles, and another Quanta subsidiary replaced the utility poles and reattached the electrical and telecommunication equipment to the new utility poles in March 2019, approximately 19 months before the Silverado Fire. Pursuant to the general terms of a master services agreement and a master consulting services agreement between the Quanta subsidiaries and SCE, the subsidiaries agreed to defend and indemnify SCE against certain claims arising with respect to performance or nonperformance under the agreements. The SCE tender letters seek contractual indemnification and defense from Quanta’s subsidiaries for the claims asserted against SCE in the lawsuits and the T-Mobile cross-complaints.
Quanta’s subsidiaries intend to vigorously defend against the lawsuits, the T-Mobile cross-complaints and any other claims asserted in connection with the Silverado Fire. Quanta will continue to review additional information in connection with this matter as litigation and resolution efforts progress, and any such information may potentially allow Quanta to determine an estimate of potential loss, if any. As of March 31, 2024, Quanta had not recorded an accrual with respect to this matter, and Quanta is currently unable to reasonably estimate a range of reasonably possible loss, if any, because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability. Quanta also believes that to the extent its subsidiaries are determined to be liable for any damages resulting from this matter, its insurance would be applied to any such liabilities over its deductible amount and its insurance coverage would be adequate to cover such potential liabilities. However, the ultimate amount of any potential liability and insurance coverage in connection with this matter remains subject to uncertainties associated with pending and potential future litigation.
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
As of March 31, 2024 and December 31, 2023, the gross amount accrued for employer’s liability, workers’ compensation, auto liability, general liability, and group health claims totaled $371.0 million and $351.7 million, of which $237.0 million and $229.2 million are included in “Insurance and other non-current liabilities,” and the remainder is included in “Accounts payables and accrued expenses.” Related insurance recoveries/receivables as of March 31, 2024 and December 31, 2023 were $5.5 million and $4.9 million, of which $0.9 million and $0.3 million are included in “Prepaid expenses and other current assets” and $4.6 million and $4.6 million are included in “Other assets, net.”
Bonds
As of March 31, 2024, the total amount of the outstanding performance bonds was estimated to be approximately $8.1 billion. Quanta’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation.
Capital Commitments and Other Committed Expenditures
As of March 31, 2024, Quanta had $64.2 million of outstanding capital commitments associated with investments in unconsolidated affiliates, the majority of which relates to a limited partnership interest in a fund that targets investments in certain portfolio companies that operate businesses related to the transition to a reduced-carbon economy.
As of March 31, 2024, Quanta had $133.7 million of unfilled production orders primarily related to its fleet of vehicles, which have expected delivery dates during the remainder of 2024, in order to accommodate manufacturer lead times on certain types of vehicles. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

that the majority of these orders will be assigned to third party leasing companies and made available under certain master equipment lease agreements, thereby releasing Quanta from its capital commitments.

15. DETAIL OF CERTAIN ACCOUNTS:
Cash and Cash Equivalents
As of March 31, 2024 and December 31, 2023, cash equivalents were $161.1 million and $610.8 million and consisted primarily of money market investments, money market mutual funds and short-term deposits.
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

	March 31, 2024	December 31, 2023
Cash and cash equivalents held by domestic joint ventures	$88,264	$41,427
Cash and cash equivalents held by foreign joint ventures	10,192	10,968
Total cash and cash equivalents held by joint ventures	98,456	52,395
Cash and cash equivalents held by captive insurance company	18,766	19,088
Cash and cash equivalents not held by joint ventures or captive insurance company	413,834	1,218,765
Total cash and cash equivalents	$531,056	$1,290,248
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts payable, trade	$1,848,562	$2,027,588
Accrued compensation and related expenses	393,990	526,221
Other accrued expenses	514,994	507,433
Accounts payable and accrued expenses	$2,757,546	$3,061,242
Other accrued expenses primarily include accrued insurance liabilities, income and franchise taxes payable and deferred revenues.
Property and Equipment
Accumulated depreciation related to property and equipment was $1.85 billion and $1.82 billion as of March 31, 2024 and December 31, 2023. In addition, Quanta held property and equipment, net of $223.2 million and $245.7 million in foreign countries, primarily Canada, as of March 31, 2024 and December 31, 2023.
Other Intangible Assets
Accumulated amortization related to other intangible assets was $1.37 billion and $1.31 billion as of March 31, 2024 and December 31, 2023.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

16. SUPPLEMENTAL CASH FLOW INFORMATION:
Reconciliations of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows are as follows (in thousands):

	March 31,
	2024	2023
Cash and cash equivalents	$531,056	$217,115
Restricted cash included in “Prepaid expenses and other current assets” (1)	1,097	6,059
Restricted cash included in “Other assets, net” (1)	1,228	950
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$533,381	$224,124

	December 31,
	2023	2022
Cash and cash equivalents	$1,290,248	$428,505
Restricted cash included in “Prepaid expenses and other current assets” (1)	3,652	3,759
Restricted cash included in “Other assets, net” (1)	1,141	950
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$1,295,041	$433,214
(1)    Restricted cash includes any cash that is legally restricted as to withdrawal or usage.
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$(25,909)	$(23,627)
Operating cash flows used by finance leases	$(722)	$(28)
Financing cash flows used by finance leases	$(2,100)	$(422)
Lease assets obtained in exchange for lease liabilities:
Operating leases	$28,255	$30,876
Finance leases	$362	$13,277
Lease financing transaction assets obtained in exchange for lease financing transaction liabilities	$25,616	$2,237
Additional supplemental cash flow information is as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cash (paid) received during the period for:
Interest paid	$(29,006)	$(17,606)
Income taxes paid	$(22,240)	$(17,386)
Income tax refunds	$790	$1,266
Accrued capital expenditures were $33.6 million and $20.5 million as of March 31, 2024 and 2023. The impact of these items has been excluded from Quanta’s capital expenditures in the accompanying condensed consolidated statements of cash flows due to their non-cash nature.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion and analysis of the financial condition and results of operations of Quanta Services, Inc. (together with its subsidiaries, Quanta, we, us or our) should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our 2023 Annual Report, which was filed with the SEC on February 22, 2024 and is available on the SEC’s website at www.sec.gov and on our website at www.quantaservices.com. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in Cautionary Statement About Forward-Looking Statements and Information above, in Item 1A. Risk Factors of Part II of this Quarterly Report and in Item 1A. Risk Factors of Part I of our 2023 Annual Report.

Overview
Our first quarter 2024 results reflect increased demand for our services, as consolidated revenue and operating income increased as compared to the first quarter of 2023, primarily due to increased revenues and operating income for our Renewable Energy Infrastructure Solutions (Renewable Energy) segment.
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
With respect to our Renewable Energy segment, the transition to a reduced-carbon economy is continuing to drive demand for renewable generation and related infrastructure (e.g., high-voltage electric transmission and substation infrastructure), as well as interconnection services necessary to connect and transmit renewable-generated electricity to existing electric power delivery systems. Despite these positive longer-term trends, during 2022 and into 2023, the timing of certain projects within this segment were negatively impacted by supply chain challenges that resulted in delays and shortages of, and increased costs for, materials necessary for certain projects, particularly sourcing restrictions related to solar panels necessary for the utility-scale solar industry and delays in availability of power transformers impacting the electric power and renewable energy industries. While certain challenges associated with solar panel sourcing improved during 2023, we could experience and continue to monitor other potential supply chain challenges that could impact the availability and/or cost of renewable infrastructure project components, including solar generation components, in future periods.
With respect to our Underground Utility and Infrastructure Solutions (Underground and Infrastructure) segment, during the first quarter of 2024 we continued to experience strong demand for our services focused on utility spending, in particular our gas distribution services to natural gas utilities that are implementing modernization programs, and our downstream industrial services, as customers continued to move forward with certain maintenance and capital spending that was previously deferred. Additionally, although revenues associated with large pipeline projects in Canada increased in 2022 and 2023, as compared to prior years, we anticipate that revenues associated with these projects will continue to fluctuate.
During the three months ended March 31, 2024, increased revenues and operating income contributed to $238.0 million of net cash provided by operating activities, a 520% increase compared to the three months ended March 31, 2023, which allowed us to execute our business plan, including the strategic acquisition of certain businesses, for which we utilized $384.1 million of cash, net of cash acquired, and the payment of $13.7 million in dividends associated with our common stock. Additionally, as of March 31, 2024, available commitments under our senior credit facility, combined with our cash and cash equivalents, totaled $2.58 billion.
We expect the strong demand for our services will continue. Our remaining performance obligations and backlog were $14.88 billion and $29.90 billion as of March 31, 2024, representing an increase of 7.1%, and a decrease of 0.7% relative to December 31, 2023. For a reconciliation of backlog to remaining performance obligations, the most comparable financial measure prepared in conformity with generally accepted accounting principles in the United States (GAAP), see Non-GAAP Financial Measures below.

Significant Factors Impacting Results
Our revenues, profit, margins and other results of operations can be influenced by a variety of factors in any given period, including those described in Item 1. Business and Item 1A. Risk Factors of Part I in our 2023 Annual Report, and those factors have caused fluctuations in our results in the past and are expected to cause fluctuations in our results in the future. Additional information with respect to certain of those factors is provided below.
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
Project variability and performance. Margins for a single project may fluctuate period to period due to changes in the volume or type of work performed, the pricing structure under the project contract or job productivity. Additionally, our productivity and performance on a project can vary period to period based on a number of factors, including unexpected project difficulties or site conditions (including in connection with difficult geographic characteristics); project location, including locations with challenging operating conditions; whether the work is on an open or encumbered right of way; inclement weather or severe weather events; environmental restrictions or regulatory delays; protests, public activism, other political activity or legal challenges related to a project; and the performance of third parties. Moreover, we currently generate a significant portion of our revenues under fixed price contracts, and fixed price contracts are more common in connection with our larger and more complex projects that typically involve greater performance risk. Under these contracts, we assume risks related to project estimates and execution, and project revenues can vary, sometimes substantially, from our original projections due to a variety of factors, including the additional complexity, timing uncertainty or extended bidding, regulatory and permitting processes associated with these projects. These variations can result in a reduction in expected profit, the incurrence of losses on a project or the issuance of change orders and/or assertion of contract claims against customers. See Contract Estimates and Changes in Estimates in Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Subcontract work and provision of materials. Work that is subcontracted to other service providers generally yields lower margins, and therefore an increase in subcontract work in a given period can decrease operating margins. In recent years, we have subcontracted approximately 20% of our work to other service providers. Additionally, under certain contracts, including contracts for engineering, procurement and construction services, we agree to procure all or part of the required materials. While we attempt to structure our agreements with customers and suppliers to account for the impact of increased materials procurement requirements or fluctuations in the cost of materials we procure, our margins may be lower on projects where we furnish a significant amount of materials, as our markup on materials is generally lower than our markup on labor costs, and in a given period an increase in the percentage of work with greater materials procurement requirements may decrease our overall margins, including in some cases our assuming price risk. Furthermore, fluctuations in the price or availability of materials, equipment and consumables that we or our customers utilize could impact costs to complete projects.

Results of Operations
Consolidated Results
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands).

	Three Months Ended March 31,				Change
	2024		2023		$	%
Revenues	$5,031,819	100.0%	$4,428,826	100.0%	$602,993	13.6%
Cost of services	4,408,325	87.6	3,855,631	87.1	552,694	14.3%
Gross profit	623,494	12.4	573,195	12.9	50,299	8.8%
Equity in earnings of integral unconsolidated affiliates	12,334	0.2	9,620	0.2	2,714	28.2%
Selling, general and administrative expenses	(402,340)	(8.0)	(384,552)	(8.7)	(17,788)	4.6%
Amortization of intangible assets	(77,511)	(1.5)	(72,403)	(1.6)	(5,108)	7.1%
Change in fair value of contingent consideration liabilities	(623)	—	—	—	(623)	*
Operating income	155,354	3.1	125,860	2.8	29,494	23.4%
Interest and other financing expenses	(41,072)	(0.8)	(41,693)	(0.9)	621	(1.5)%
Interest income	8,023	0.2	1,516	—	6,507	429.2%
Other income, net	24,882	0.4	7,866	0.2	17,016	216.3%
Income before income taxes	147,187	2.9	93,549	2.1	53,638	57.3%
Provision for (benefit from) income taxes	21,096	0.4	(3,421)	(0.1)	24,517	(716.7)%
Net income	126,091	2.5	96,970	2.2	29,121	30.0%
Less: Net income attributable to non-controlling interests	7,731	(0.1)	1,924	(0.1)	5,807	301.8%
Net income attributable to common stock	$118,360	2.4%	$95,046	2.1%	$23,314	24.5%
* The percentage change is not meaningful.
Revenues. Revenues increased due to a $575.9 million increase in revenues from our Renewable Energy segment and a $36.2 million increase in revenues from our Underground and Infrastructure segment, offset by a $9.1 million decrease in revenues from our Electric Power segment. See Segment Results below for additional information and discussion related to segment revenues.
Cost of services. Costs of services primarily includes wages, benefits, subcontractor costs, materials, equipment, and other direct and indirect costs, including related depreciation. The increase in cost of services generally correlates to the increase in revenues.

Selling, general and administrative expenses. The increase was primarily attributable to a $19.0 million increase related to recently acquired businesses and a loss of $10.7 million on the disposal of a non-core business. Partially offsetting these increases was a $10.3 million decrease in acquisition and integration costs.
Amortization of intangible assets. The increase was primarily related to incremental amortization expense associated with recent acquisitions.
Operating income. Operating income was positively impacted by a $39.2 million increase in operating income for our Renewable Energy segment and a $12.9 million increase in operating income for our Electric Power segment, partially offset by a $14.7 million decrease in operating income for our Underground and Infrastructure segment and a $7.9 million increase in corporate and non-allocated costs, which includes amortization expense. Results for each of our business segments and our corporate and non-allocated costs are discussed in Segment Results below.
Interest and other financing expenses. The decrease primarily resulted from an approximate 20% reduction in average variable rate debt outstanding as compared to the three months ended March 31, 2023, partially offset by an approximate 80 basis point increase in interest rates for our outstanding variable rate debt as compared to the three months ended March 31, 2023.
Other income, net. The increase primarily resulted from a $12.2 million gain on the sale of an investment in a non-integral unconsolidated affiliate, of which $4.9 million was attributable to a non-controlling interest (as described below).
Provision for (benefit from) income taxes. The effective tax rates for the three months ended March 31, 2024 and 2023 were a provision of 14.3% and a benefit of 3.7%. The effective tax rate for the three months ended March 31, 2024 was impacted by the recognition of a $21.6 million tax benefit resulting from non-cash stock-based compensation awards vesting at higher fair market value than their grant date fair value, as compared to the recognition of a $32.0 million tax benefit for the three months ended March 31, 2023.
Net income attributable to non-controlling interests. The increase in net income attributable to non-controlling interests is primarily related to the $4.9 million gain on the sale of the investment in a non-integral equity unconsolidated affiliate recorded during the three months ended March 31, 2024, as further described in Note 6 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Comprehensive income. See Statements of Comprehensive Income in Item 1. Financial Statements of Part I of this Quarterly Report. Comprehensive income decreased by $2.7 million in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to a $31.0 million decrease related to foreign currency translation adjustments, which was partially offset by a $29.1 million increase in net income. The predominant functional currencies for our operations outside the U.S. are Canadian and Australian dollars. Foreign currency translation loss for the three months ended March 31, 2024 primarily resulted from the strengthening of the U.S. dollar against the Canadian and Australian dollars.

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

	Three Months Ended March 31,				Change
	2024		2023		$	%
Revenues:
Electric Power	$2,326,960	46.2%	$2,336,037	52.7%	$(9,077)	(0.4)%
Renewable Energy	1,584,164	31.5	1,008,300	22.8	575,864	57.1%
Underground and Infrastructure	1,120,695	22.3	1,084,489	24.5	36,206	3.3%
Consolidated revenues	$5,031,819	100.0%	$4,428,826	100.0%	$602,993	13.6%
Operating income (loss):
Electric Power	$228,025	9.8%	$215,149	9.2%	$12,876	6.0%
Renewable Energy	74,846	4.7%	35,656	3.5%	39,190	109.9%
Underground and Infrastructure	46,888	4.2%	61,573	5.7%	(14,685)	(23.8)%
Corporate and Non-Allocated Costs	(194,405)	(3.9)%	(186,518)	(4.2)%	(7,887)	4.2%
Consolidated operating income	$155,354	3.1%	$125,860	2.8%	$29,494	23.4%

Electric Power Segment Results
Revenues. The decrease in revenues for the three months ended March 31, 2024 was primarily due to softness in the distribution market, partially offset by approximately $55 million in revenues attributable to acquired businesses.
Operating Income. The increase in operating income and operating margin for the three months ended March 31, 2024 was primarily due to the favorable impact of margins related to telecommunication projects and the overall mix of revenues, partially offset by decreased utilization of resources in Canada.
Renewable Energy Segment Results
Revenues. The increase in revenues for the three months ended March 31, 2024 was primarily due to increased demand for generation and transmission services for renewable generation projects.
Operating Income. The increase in operating income and operating margin was partly due to the increase in revenues during the three months ended March 31, 2024. Additionally, operating income and operating margin during the three months ended March 31, 2023 were negatively impacted by access delays, logistical challenges and other issues outside of our control that increased costs associated with a large renewable energy project in Canada. Operating margin for the three months ended March 31, 2024 was negatively impacted by decreased operating income margins on various solar projects in the United States that were the result of decreased productivity.
Underground and Infrastructure Segment Results
Revenues. The increase in revenues for the three months ended March 31, 2024 was primarily due to approximately $60 million in revenues attributable to an acquired business, as well as increased revenues associated with large pipeline projects in the United States, which were partially offset by lower revenues from large pipeline projects in Canada.
Operating Income. The decrease in operating income and operating margin for the three months ended March 31, 2024 was primarily due to a loss of $10.7 million related to the disposition of a non-core business and decreased revenues in Canada, which contributed to lower levels of fixed cost absorption.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the three months ended March 31, 2024 was primarily due to an aggregate increase of $13.1 million in costs primarily related to compensation expense, which was primarily attributable to non-cash stock compensation expense and salaries in support of business growth. Also contributing to the increase in expense was a $5.1 million increase in amortization of intangible assets. These increases were partially offset by a $10.3 million decrease in acquisition and integration costs.

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
As to certain of the items below, (i) non-cash stock-based compensation expense varies from period to period due to acquisition activity, changes in the estimated fair value of performance-based awards, forfeiture rates, accelerated vesting and amounts granted; (ii) acquisition and integration costs vary from period to period depending on the level and complexity of our acquisition activity; (iii) equity in (earnings) losses of non-integral unconsolidated affiliates varies from period to period depending on the activity and financial performance of such affiliates, the operations of which are not operationally integral to us; (iv) gains and losses on the sale of investments and businesses vary from period to period depending on activity; and (v) change in fair value of contingent consideration liabilities varies from period to period depending on the performance in post-acquisition periods of certain acquired businesses and the effect of present value accretion on fair value calculations. Because EBITDA and adjusted EBITDA, as defined, exclude some, but not all, items that affect net income attributable to common stock, such measures may not be comparable to similarly titled measures of other companies. The most comparable GAAP financial measure, net income attributable to common stock, and information reconciling the GAAP and non-GAAP financial measures, are included below. The following table shows dollars in thousands:

	Three Months Ended
	March 31,
	2024	2023
Net income attributable to common stock (GAAP as reported)	$118,360	$95,046
Interest and other financing expenses	41,072	41,693
Interest income	(8,023)	(1,516)
Provision for (benefit from) income taxes	21,096	(3,421)
Depreciation expense	88,895	78,382
Amortization of intangible assets	77,511	72,403
Interest, income taxes, depreciation and amortization included in equity in earnings of integral unconsolidated affiliates	3,000	4,870
EBITDA	341,911	287,457
Non-cash stock-based compensation	35,331	27,451
Acquisition and integration costs	9,551	19,888
Equity in earnings of non-integral unconsolidated affiliates	(3,582)	(1,617)
Loss on disposition of business (gain on sale of investment), net (a)	3,420	(822)
Change in fair value of contingent consideration liabilities	623	—
Adjusted EBITDA	$387,254	$332,357
(a) The amount for the three months ended March 31, 2024 is a loss of $10.7 million on the disposition of a non-core business, partially offset by a gain of $7.3 million as a result of the sale of a non-integral equity method investment.
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

We have also historically disclosed our backlog, a measure commonly used in our industry but not recognized under GAAP. We believe this measure enables management to more effectively forecast our future capital needs and results and better identify future operating trends that may not otherwise be apparent. We believe this measure is also useful for investors in forecasting our future results and comparing us to our competitors. Our remaining performance obligations are a component of backlog, which also includes estimated orders under MSAs, including estimated renewals, and certain non-fixed price contracts. Our methodology for determining backlog may not be comparable to the methodologies used by other companies.
As of March 31, 2024 and December 31, 2023, MSAs accounted for 42% and 45% of our estimated 12-month backlog and 52% and 55% of our total backlog. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts can be terminated on short notice even if we are not in default. We determine the estimated backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining estimated backlog. As a result, estimates for remaining performance obligations and backlog are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.
The following table reconciles total remaining performance obligations to our backlog (a non-GAAP financial measure) by reportable segment along with estimates of amounts expected to be realized within 12 months (in thousands):

	March 31, 2024		December 31, 2023
	12 Month	Total	12 Month	Total
Electric Power
Remaining performance obligations	$3,027,780	$5,571,970	$2,762,608	$4,505,830
Estimated orders under MSAs and short-term, non-fixed price contracts	4,805,249	9,769,937	5,597,732	10,995,198
Backlog	$7,833,029	$15,341,907	$8,360,340	$15,501,028

Renewable Energy
Remaining performance obligations	$5,673,672	$8,137,113	$5,512,159	$8,005,368
Estimated orders under MSAs and short-term, non-fixed price contracts	187,440	315,601	118,770	119,634
Backlog	$5,861,112	$8,452,714	$5,630,929	$8,125,002

Underground and Infrastructure
Remaining performance obligations	$912,482	$1,173,586	$1,017,227	$1,383,057
Estimated orders under MSAs and short-term, non-fixed price contracts	2,029,477	4,929,704	2,222,451	5,099,332
Backlog	$2,941,959	$6,103,290	$3,239,678	$6,482,389

Total
Remaining performance obligations	$9,613,934	$14,882,669	$9,291,994	$13,894,255
Estimated orders under MSAs and short-term, non-fixed price contracts	7,022,166	15,015,242	7,938,953	16,214,164
Backlog	$16,636,100	$29,897,911	$17,230,947	$30,108,419
The increase in remaining performance obligations from December 31, 2023 to March 31, 2024 was primarily attributable to multiple new project awards, while the decrease in backlog from December 31, 2023 to March 31, 2024 was primarily attributable to completed work on existing MSAs across the Electric Power and Underground and Infrastructure segments.

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
Cash Requirements and Capital Allocation
During the three months ended March 31, 2024, there were no material changes outside the ordinary course of business in the specified contractual obligations or changes to our capital allocation priorities as set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of the 2023 Annual Report. We anticipate that our future cash flows from operating activities, cash and cash equivalents on hand, existing borrowing capacity under our senior credit facility and commercial paper program and ability to access capital markets for additional capital will provide sufficient funds to enable us to meet our cash requirements for the next twelve months and over the longer term.

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
Our available commitments under our senior credit facility and cash and cash equivalents as of March 31, 2024 were as follows (in thousands):

March 31, 2024
Total capacity available for revolving loans, credit support for commercial paper program and letters of credit	$2,640,000
Less:
Borrowings of revolving loans	127,801
Commercial paper program notes outstanding(1)	208,350
Letters of credit outstanding	251,179
Available commitments for revolving loans, credit support for commercial paper program and letters of credit	2,052,670
Plus:
Cash and cash equivalents (2)	531,056
Total available commitments under senior credit facility and cash and cash equivalents	$2,583,726
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
(2)    Further information with respect to our cash and cash equivalents is set forth below and in Note 15 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. This amount includes $216.6 million in jurisdictions outside of the U.S., principally in Canada and Australia. There are currently no legal or economic restrictions that would materially impede our ability to repatriate such cash.
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
Sources and Uses of Cash, Cash Equivalents and Restricted Cash During the Three Months Ended March 31, 2024 and 2023
In summary, our cash flows for each period were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net cash provided by operating activities	$237,955	$38,409
Net cash used in investing activities	$(386,608)	$(488,624)
Net cash (used in) provided by financing activities	$(603,044)	$242,687
Operating Activities
Net cash provided by operating activities of $238.0 million and $38.4 million in the three months ended March 31, 2024 and 2023 primarily reflected earnings adjusted for non-cash items and cash provided and used by the main components of working capital: “Accounts and notes receivable,” “Contract assets,” “Accounts payable and accrued expenses,” and “Contract liabilities.” Net cash provided by operating activities during March 31, 2023 was negatively impacted by incremental working capital requirements and the timing of billings related to the large renewable transmission project in Canada as discussed further in Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
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
Days sales outstanding (DSO) represents the average number of days it takes revenues to be converted into cash, which management believes is an important metric for assessing liquidity. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets, less contract liabilities, and divided by average revenues per day during the quarter. DSO as of March 31, 2024 was 71 days, which was lower than DSO of 77 days as of March 31, 2023 and lower than our five-year historical average DSO of 83 days. This decrease in DSO as compared to March 31, 2023 was partially due to an increase in contract liabilities related to favorable billing terms on certain large projects and increased revenues in the three months ended March 31, 2024. Although the decrease in DSO had a positive impact on cash flow from operating activities, unapproved change orders included in contract assets from the aforementioned large renewable transmission project in Canada continued to negatively impact DSO and cash flow from operating activities as of and for the three months ended March 31, 2024. Also negatively impacting cash flow from operating activities was our prepayment of amounts to suppliers for certain project materials that require a long lead time during the three months ended March 31, 2024 and 2023 and payments of a significant amount of accounts payable balances on certain large renewable projects during the three months ended March 31, 2024 that were outstanding as of December 31, 2023.
Investing Activities
Net cash used in investing activities in the three months ended March 31, 2024 included $384.1 million related to acquisitions and $83.1 million of capital expenditures. Partially offsetting these items were $28.7 million of proceeds from the disposition of a non-core business, $26.6 million of proceeds from the sale of a non-integral equity investment and $26.4 million of proceeds from the sale of, and insurance settlements related to, property and equipment.
Net cash used in investing activities in the three months ended March 31, 2023 included $452.3 million related to acquisitions and $80.3 million of capital expenditures. Partially offsetting these items were $39.1 million of cash received from the sale of investments and $10.8 million of proceeds from the sale of, and insurance settlements related to, property and equipment.
Our industry is capital intensive, and we expect substantial capital expenditures and commitments for equipment purchases and equipment lease and rental arrangements to be needed for the foreseeable future in order to meet anticipated demand for our services. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or amount of the cash needed for these initiatives. We also have various other capital commitments that are detailed primarily in Note 14 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Financing Activities
Net cash used in financing activities in the three months ended March 31, 2024 included $504.5 million of net repayments under our senior credit facility and commercial paper program, $75.7 million of payments to satisfy tax withholding obligations associated with stock-based compensation and the payment of $13.7 million of dividends.
Net cash provided by financing activities in the three months ended March 31, 2023 included $380.6 million of net borrowings under our senior credit facility and commercial paper program, partially offset by $108.7 million of payments to satisfy tax withholding obligations associated with stock-based compensation; the payment of $12.8 million of dividends; and $8.7 million of net distributions to non-controlling interests.
We expect to continue to utilize cash for similar financing activities in the future, including repayments of our outstanding debt, payment of cash dividends and repurchases of our common stock and/or debt securities.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to those rules and regulations. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the condensed consolidated financial statements are published and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our condensed consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates. Management has reviewed its development and selection of critical accounting estimates with the audit committee of our Board of Directors. Our accounting policies are primarily described in Notes 2 and 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of the 2023 Annual Report and should be read in conjunction with the accounting policies identified in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of our 2023 Annual Report, which we believe affect our more significant estimates.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2024. Our primary exposure to market risk relates to unfavorable changes in interest rates and currency exchange rates. Refer to the information on financial market risk related to changes in interest rates and foreign currency exchange rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our 2023 Annual Report.

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
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b), as such disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Evaluation of Internal Control over Financial Reporting
We acquired three businesses during the three months ended March 31, 2024. We are in the process of integrating these acquired businesses into our overall internal control over financial reporting process.
Except as noted above, there has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A.  Risk Factors.
Our business is subject to a variety of risks and uncertainties that are difficult to predict and many of which are outside of our control. For a detailed discussion of the risks that affect our business, refer to Item 1A. Risk Factors of Part I of our 2023 Annual Report. As of the date of this filing, there have been no material changes to the risk factors previously described in our 2023 Annual Report. The matters specifically identified are not the only risks and uncertainties facing our company, and risks and uncertainties not known to us or not specifically identified also may impair our business operations. If any of these risks and uncertainties occur, our business, financial condition, results of operations and cash flows could be negatively affected, which could negatively impact the value of an investment in our company.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Unregistered Sales of Equity Securities
During the three months ended March 31, 2024, on January 19, 2024, February 6, 2024 and March 1, 2024, we completed acquisitions in which a portion of the consideration consisted of the unregistered issuance of shares of our common stock. The aggregate consideration for these acquisitions included 250,539 shares of our common stock, valued at $51.8 million as of the acquisition dates.
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
Issuer Purchases of Equity Securities During the First Quarter of 2024
The following table contains information about our purchases of equity securities during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
January 1 - 31, 2024
Open Market Stock Repurchases (1)	—	$—	—	$499,650,097
Tax Withholding Obligations (2)	3,550	$205.49	—
February 1 - 29, 2024
Open Market Stock Repurchases (1)	—	$—	—	$499,650,097
Tax Withholding Obligations (2)	6,436	$196.58	—
March 1 - 31, 2024
Open Market Stock Repurchases (1)	—	$—	—	$499,650,097
Tax Withholding Obligations (2)	310,126	$241.35	—
Total	320,112		—	$499,650,097

(1)On May 24, 2023, we issued a press release announcing that our Board of Directors approved a stock repurchase program effective July 1, 2023 that authorizes us to purchase, from time to time through June 30, 2026, up to $500 million of our outstanding common stock. Repurchases can be made in open market and privately negotiated transactions, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. The program does not obligate us to acquire any specific amount of common stock and may be modified or terminated by our Board of Directors at any time at its sole discretion and without notice.
(2)Includes shares withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock unit and performance stock unit awards or the settlement of previously vested but deferred restricted stock unit and performance stock unit awards.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Insider Trading Arrangements
On March 1, 2024, Derrick A. Jensen, Executive Vice President of Quanta, adopted a Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of Regulation S-K), with an effective date of March 31, 2024 and an expiration date of December 27, 2024. Mr. Jensen’s plan provides for the potential sale of up to 30,000 shares of Quanta common stock and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.
On March 27, 2024, the Rule 10b5-1 trading arrangement previously adopted by Donald C. Wayne, Executive Vice President and General Counsel of Quanta, terminated upon execution of all orders. Mr. Wayne’s plan provided for the sale of up to 17,750 shares of Quanta common stock through April 30, 2024.

Item 6.Exhibits.

Exhibit No.		Description
3.1		Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.1 to Quanta’s Form 8-K filed March 26, 2019 and incorporated herein by reference)
3.2		Bylaws of Quanta Services, Inc., as amended and restated January 13, 2023 (previously filed as Exhibit 3.1 to Quanta’s Form 8-K filed January 19, 2023 and incorporated herein by reference)
10.1	*^	Employment Agreement, dated August 1, 2023, by and between Quanta Services, Inc. and Gerald A. Ducey, Jr.
10.2	^
Quanta Services, Inc. Term Sheet for 2024 Annual Incentive Plan – Corporate Employees, Quanta Services, Inc. Term Sheet for 2024 Senior Leadership Long-Term Incentive Plan and Quanta Services, Inc. Term Sheet for 2024 Discretionary Plan – All Employees (previously filed as Exhibit 10.1 to Quanta’s Form 8-K filed March 8, 2024 and incorporated herein by reference)

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
The following financial statements from Quanta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and with detailed tags

104	*	The cover page from Quanta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101)
_______________________________________

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTA SERVICES, INC.

By:	/s/ PAUL M. NOBEL
Paul M. Nobel Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: May 2, 2024