Form 10-Q
period 2024-06-30
QUANTA SERVICES, INC.
filed 2024-08-01
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of July 29, 2024, the number of outstanding shares of Common Stock of the registrant was 147,329,779.

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
•The potential benefits from, and future financial and operational performance of, acquired businesses and our investments, including Cupertino (as defined herein);
•The expected value of contracts or intended contracts with customers, as well as the expected timing, scope, services, term or results of any awarded or expected projects;
•Possible recovery of pending or contemplated insurance claims, change orders and claims asserted against customers or third parties, as well as the collectability of receivables;
•The development of and opportunities with respect to future projects, including renewable energy projects and other projects designed to support the transition to a reduced-carbon economy, electrical grid modernization projects, upgrade and hardening projects, larger transmission and pipeline projects and data center projects;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$518,140	$1,290,248
Accounts receivable, net	4,430,757	4,410,829
Contract assets	1,227,543	1,413,057
Inventories	235,102	175,658
Prepaid expenses and other current assets	476,011	387,105
Total current assets	6,887,553	7,676,897
Property and equipment, net	2,463,914	2,336,943
Operating lease right-of-use assets	278,995	249,443
Other assets, net	597,629	565,625
Other intangible assets, net	1,386,987	1,362,412
Goodwill	4,314,072	4,045,905
Total assets	$15,929,150	$16,237,225
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$549,260	$535,202
Current portion of operating lease liabilities	84,632	77,995
Accounts payable and accrued expenses	3,198,967	3,061,242
Contract liabilities	1,483,134	1,538,677
Total current liabilities	5,315,993	5,213,116
Long-term debt, net of current maturities	2,973,520	3,663,504
Operating lease liabilities, net of current portion	210,295	186,996
Deferred income taxes	311,940	254,004
Insurance and other non-current liabilities	536,328	636,250
Total liabilities	9,348,076	9,953,870
Commitments and Contingencies
Equity:
Common stock, $0.00001 par value, 600,000,000 shares authorized, 175,208,097 and 173,949,011 shares issued, and 146,444,031 and 145,508,549 shares outstanding	2	2
Additional paid-in capital	3,136,415	3,002,652
Retained earnings	5,137,587	4,858,066
Accumulated other comprehensive loss	(322,743)	(282,945)
Treasury stock, 28,764,066 and 28,440,462 common shares	(1,383,624)	(1,305,534)
Total stockholders’ equity	6,567,637	6,272,241
Non-controlling interests	13,437	11,114
Total equity	6,581,074	6,283,355
Total liabilities and equity	$15,929,150	$16,237,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$5,594,387	$5,048,610	$10,626,206	$9,477,436
Cost of services	4,783,056	4,324,511	9,191,381	8,180,142
Gross profit	811,331	724,099	1,434,825	1,297,294
Equity in earnings of integral unconsolidated affiliates	8,586	9,370	20,920	18,990
Selling, general and administrative expenses	(432,356)	(384,171)	(834,696)	(768,723)
Amortization of intangible assets	(79,214)	(70,025)	(156,725)	(142,428)
Change in fair value of contingent consideration liabilities	(1,117)	—	(1,740)	—
Operating income	307,230	279,273	462,584	405,133
Interest and other financing expenses	(45,321)	(48,189)	(86,393)	(89,882)
Interest income	3,557	1,448	11,580	2,964
Other income, net	1,617	3,419	26,499	11,285
Income before income taxes	267,083	235,951	414,270	329,500
Provision for income taxes	75,199	69,367	96,295	65,946
Net income	191,884	166,584	317,975	263,554
Less: Net income attributable to non-controlling interests	3,725	685	11,456	2,609
Net income attributable to common stock	$188,159	$165,899	$306,519	$260,945

Earnings per share attributable to common stock:
Basic	$1.28	$1.14	$2.10	$1.80
Diluted	$1.26	$1.12	$2.05	$1.75

Shares used in computing earnings per share:
Weighted average basic shares outstanding	146,580	145,422	146,258	144,947
Weighted average diluted shares outstanding	149,788	148,773	149,587	148,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$191,884	$166,584	$317,975	$263,554
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustment (loss) income	(9,058)	23,917	(39,798)	24,226
Other comprehensive income	—	—	—	791
Other comprehensive (loss) income, net of taxes	(9,058)	23,917	(39,798)	25,017
Comprehensive income	182,826	190,501	278,177	288,571
Less: Comprehensive income attributable to non-controlling interests	3,725	685	11,456	2,609
Comprehensive income attributable to common stock	$179,101	$189,816	$266,721	$285,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$317,975	$263,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	172,546	158,258
Amortization of intangible assets	156,725	142,428
Distributions, net of equity in earnings of unconsolidated affiliates	8,355	22,830
Deferred income tax (benefit) loss	(5,366)	3,581
Non-cash stock-based compensation	72,581	62,058
Other non-cash adjustments, net	(6,881)	(6,147)
Changes in assets and liabilities, net of non-cash transactions:
Accounts and notes receivable	(60,736)	(363,481)
Contract assets	160,845	(262,921)
Prepaid expenses and other current assets	(53,498)	(135,849)
Accounts payable and accrued expenses and other non-current liabilities	(57,189)	300,652
Contract liabilities	(52,281)	(13,625)
Other assets and liabilities, net	(23,809)	(5,516)
Net cash provided by operating activities	629,267	165,822
Cash Flows from Investing Activities:
Capital expenditures	(244,595)	(185,597)
Proceeds from sale of and insurance settlements related to property and equipment	55,176	34,963
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(450,798)	(452,252)
Proceeds from the sale or settlement of certain investments	29,239	42,277
Other, net	21,718	(6,758)
Net cash used in investing activities	(589,260)	(567,367)
Cash Flows from Financing Activities:
Borrowings under credit facility and commercial paper program	6,914,679	9,885,534
Payments under credit facility and commercial paper program	(7,621,682)	(9,393,812)
Payments related to tax withholding for share-based compensation	(77,797)	(110,764)
Payments of dividends	(27,006)	(24,499)
Other, net	5,508	(20,165)
Net cash (used in) provided by financing activities	(806,298)	336,294
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(7,003)	349
Net decrease in cash, cash equivalents and restricted cash	(773,294)	(64,902)
Cash, cash equivalents and restricted cash, beginning of period	1,295,041	433,214
Cash, cash equivalents and restricted cash, end of period	$521,747	$368,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2023	145,508,549	$2	$3,002,652	$4,858,066	$(282,945)	$(1,305,534)	$6,272,241	$11,114	$6,283,355
Other comprehensive loss	—	—	—	—	(30,740)	—	(30,740)	—	(30,740)
Acquisitions	250,539	—	51,768	—	—	—	51,768	—	51,768
Stock-based compensation activity	625,122	—	35,822	—	—	(77,351)	(41,529)	—	(41,529)
Dividends declared ($0.09 per share)	—	—	—	(13,477)	—	—	(13,477)	—	(13,477)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8,199)	(8,199)
Net income	—	—	—	118,360	—	—	118,360	7,731	126,091
Balance, March 31, 2024	146,384,210	$2	$3,090,242	$4,962,949	$(313,685)	$(1,382,885)	$6,356,623	$10,646	$6,367,269
Other comprehensive loss	—	—	—	—	(9,058)	—	(9,058)	—	(9,058)
Acquisitions	35,886	—	9,054	—	—	—	9,054	—	9,054
Stock-based compensation activity	23,935	—	37,119	—	—	(739)	36,380	—	36,380
Dividends declared ($0.09 per share)	—	—	—	(13,521)	—	—	(13,521)	—	(13,521)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(934)	(934)
Net income	—	—	—	188,159	—	—	188,159	3,725	191,884
Balance, June 30, 2024	146,444,031	$2	$3,136,415	$5,137,587	$(322,743)	$(1,383,624)	$6,567,637	$13,437	$6,581,074

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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

1. BUSINESS AND ORGANIZATION, BASIS OF PRESENTATION AND ACCOUNTING POLICIES:
Quanta Services, Inc. (together with its subsidiaries, Quanta) is a leading provider of comprehensive infrastructure solutions for the electric and gas utility, renewable energy, technology. communications, pipeline and energy industries in the United States, Canada, Australia and select other international markets. We provide engineering, procurement, construction, upgrade and repair and maintenance services for infrastructure within each of these industries, including electric power transmission and distribution networks; substation facilities; wind and solar generation and transmission and battery storage facilities; communications and cable multi-system operator networks; gas utility systems; pipeline transmission systems and facilities; and downstream industrial facilities.
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
New Accounting Pronouncements and Disclosure Rules Not Yet Adopted
In March 2024, the U.S. Securities and Exchange Commission (SEC) issued its final climate disclosure rule (the Final Rule) that requires public entities to disclose certain material climate-related information in annual reports and registration statements, including disclosure of material impacts as a result of severe weather events and other natural conditions and material Scope 1 and Scope 2 greenhouse gas emissions. The Final Rule requires disclosures to be made prospectively, with information for prior periods required only to the extent the information was disclosed in a prior SEC filing. Certain requirements of the Final Rule are effective for fiscal years beginning on or after January 1, 2025, with phase-in periods for additional requirements. However, on April 4, 2024, the SEC issued a stay pending judicial review of the Final Rule in U.S. federal court. Quanta is currently assessing the effect of the Final Rule.
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
The following tables present Quanta’s revenue disaggregated by contract type and by geographic location, as determined by the job location (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
By contract type:
Fixed price contracts	$3,092,460	55.3%	$2,296,888	45.5%	$5,764,775	54.3%	$4,231,776	44.7%
Unit-price contracts	1,633,701	29.2	1,697,629	33.6	3,061,208	28.8	3,195,023	33.7
Cost-plus contracts	868,226	15.5	1,054,093	20.9	1,800,223	16.9	2,050,637	21.6
Total revenues	$5,594,387	100.0%	$5,048,610	100.0%	$10,626,206	100.0%	$9,477,436	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
By primary geographic location:
United States	$5,132,607	91.8%	$4,282,902	84.8%	$9,702,323	91.3%	$7,949,267	83.9%
Canada	220,085	3.9	523,258	10.4	449,512	4.2	1,065,618	11.2
Australia	161,251	2.9	156,725	3.1	307,280	2.9	311,402	3.3
Others	80,444	1.4	85,725	1.7	167,091	1.6	151,149	1.6
Total revenues	$5,594,387	100.0%	$5,048,610	100.0%	$10,626,206	100.0%	$9,477,436	100.0%

Under fixed-price contracts, as well as unit-price contracts with more than an insignificant amount of partially completed units, revenue is recognized as performance obligations are satisfied over time, with the percentage of completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 58.2% and 54.0% of Quanta’s revenues recognized during the three months ended June 30, 2024 and 2023 were associated with this revenue recognition method, and 58.0% and 52.4% of Quanta’s revenues recognized during the six months ended June 30, 2024 and 2023 were associated with this revenue recognition method.
Performance Obligations
As of June 30, 2024 and December 31, 2023, the aggregate transaction price allocated to unsatisfied or partially satisfied performance obligations was approximately $14.37 billion and $13.89 billion, with 65.8% and 66.9% expected to be recognized in the subsequent twelve months. These amounts represent management’s estimates of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work had not yet begun as of such dates. For purposes of calculating remaining performance obligations, Quanta includes all estimated revenues attributable to consolidated joint ventures and variable interest entities, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized, and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under MSAs and expected revenues under certain non-fixed price contracts.
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
As of June 30, 2024 and December 31, 2023, Quanta had recognized revenues of $662.3 million and $778.9 million related to unapproved change orders and claims included as contract price adjustments primarily in “Contract assets” in the accompanying consolidated balance sheets. These change orders and claims were in the process of being negotiated in the normal course of business and represent management’s estimates of additional contract revenues that have been earned and are probable of collection.
The largest component of the revenues recognized related to unapproved change orders and claims as of June 30, 2024 and December 31, 2023 is associated with a large renewable transmission project in Canada. During 2021 and 2022, decreased productivity and additional costs arose from delays, administrative requirements and labor issues due to the COVID-19 pandemic, including incremental governmental requirements and worksite restrictions. During 2023, additional costs arose from residual impacts associated with the aforementioned items, as well as work resequencing and acceleration, access delays, and logistical challenges and other issues outside of Quanta’s control. As of March 31, 2024, the project was substantially completed.
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
Revenues were positively impacted by 0.4% and 0.7% during the three months ended June 30, 2024 and 2023 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to March 31, 2024 and 2023. Revenues were positively impacted by 0.2% and 0.3% during the six months ended June 30, 2024 and 2023 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2023 and 2022.
Operating results for the three months ended June 30, 2024 were impacted by less than 5% of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress as of March 31, 2024.
Operating results for the six months ended June 30, 2024 were impacted by less than 5% of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress as of December 31, 2023. However, gross profit was negatively impacted by $24.6 million as a result of increased costs related to a large solar facility project in the United States, and by $22.0 million as a result of decreased productivity associated with a large solar facility project in the United States.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Operating results for the six months ended June 30, 2023 were impacted by less than 5.0% of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress as of December 31, 2022. However, Quanta’s large renewable transmission project in Canada was negatively impacted by $20.7 million due to changes to estimated project costs during this period, as mentioned above.
Contract Assets and Liabilities
Contract assets and liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Contract assets	$1,227,543	$1,413,057
Contract liabilities	$1,483,134	$1,538,677
Contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; and recognized unapproved change orders and contract claims. The decrease in contract assets from December 31, 2023 to June 30, 2024 was primarily due to the completion of certain large projects and the corresponding billing of amounts previously recorded as contract assets, while the decrease in contract liabilities was primarily due to higher production on a large renewable transmission project and the associated recognition of revenue on amounts that were previously recorded as contract liabilities.
During the six months ended June 30, 2024 and 2023, Quanta recognized revenue of approximately $1.24 billion and $897.8 million related to contract liabilities outstanding as of the end of each respective prior year.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Activity in Quanta’s allowance for credit losses consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Balance at beginning of period	$13,955	$16,530	$13,962	$15,644
Increase in provision for credit losses	191	2,889	462	5,247
Write-offs charged against the allowance net of recoveries of amounts previously written off	(417)	(5,511)	(695)	(6,983)
Balance at end of period	$13,729	$13,908	$13,729	$13,908
The above activity relates to the largest risk pool Quanta utilizes for assessing credit loss. The second risk pool represents approximately 15% of Quanta’s consolidated financial instruments as of June 30, 2024 and did not have any allowance for credit loss or experience any credit loss during the periods presented. Quanta’s customers generally have high credit ratings. In addition, the customers in the second risk pool typically pre-approve invoices and often receive project financing.
Provision for credit losses is included in “Selling, general and administrative expenses” in the consolidated statements of operations.
Quanta is subject to concentrations of credit risk related primarily to its receivable position for services Quanta has performed for customers. Quanta grants credit under normal payment terms, generally without collateral. As of December 31, 2023, one customer within the Renewable Energy Infrastructure Solutions segment associated with the large renewable transmission project in Canada described above represented 10% of Quanta’s consolidated receivable position, which includes amounts related to contracts assets. No customer represented 10% or more of Quanta’s consolidated revenues for the three or six months ended June 30, 2024 or 2023, and no customer represented 10% or more of Quanta’s consolidated receivable position as of June 30, 2024.
Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on Quanta’s experience in recent years, the majority of these retainage balances are expected to be collected within one year. Retainage balances with expected settlement dates within one year of June 30, 2024 and December 31, 2023 were $646.0 million and $610.0 million, which are included in “Accounts receivable.” Retainage balances with expected settlement dates beyond one year were $103.0 million and $78.7 million as of June 30, 2024 and December 31, 2023 and are included in “Other assets, net.”
Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date or when amounts arise from routine lags in billing. These balances do not include revenues recognized for work performed under fixed-price contracts and unit-price contracts with more than an insignificant amount of partially completed units, as these amounts are recorded as “Contract assets.” As of June 30, 2024 and December 31, 2023, unbilled receivables included in “Accounts receivable” were $827.1 million and $743.6 million. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $70.5 million and $58.6 million as of June 30, 2024 and December 31, 2023.

4. SEGMENT INFORMATION:
Quanta reports its results under three reportable segments described below:
•Electric Power Infrastructure Solutions (Electric Power). Quanta’s Electric Power segment provides comprehensive infrastructure solutions to customers in the electric power, technology and communications markets.
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
The following table sets forth segment revenues and segment operating income (loss) for the three and six months ended June 30, 2024 and 2023. Operating margin is calculated by dividing operating income (loss) by revenues. The following table shows dollars in thousands:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Revenues:
Electric Power	$2,452,488	43.8%	$2,415,254	47.9%	$4,779,448	44.9%	$4,751,291	50.1%
Renewable Energy	2,034,392	36.4	1,389,368	27.5	3,618,556	34.1	2,397,668	25.3
Underground and Infrastructure	1,107,507	19.8	1,243,988	24.6	2,228,202	21.0	2,328,477	24.6
Consolidated revenues	$5,594,387	100.0%	$5,048,610	100.0%	$10,626,206	100.0%	$9,477,436	100.0%
Operating income (loss):
Electric Power (1)	$263,860	10.8%	$244,017	10.1%	$491,885	10.3%	$459,166	9.7%
Renewable Energy	162,721	8.0%	110,487	8.0%	237,567	6.6%	146,143	6.1%
Underground and Infrastructure	81,593	7.4%	107,207	8.6%	128,481	5.8%	168,780	7.2%
Corporate and Non-Allocated Costs (2)	(200,944)	(3.6)%	(182,438)	(3.6)%	(395,349)	(3.7)%	(368,956)	(3.9)%
Consolidated operating income	$307,230	5.5%	$279,273	5.5%	$462,584	4.4%	$405,133	4.3%
(1)    Includes equity in earnings of integral unconsolidated affiliates of $8.6 million and $9.4 million for the three months ended June 30, 2024 and 2023 and $20.9 million and $19.0 million for the six months ended June 30, 2024 and 2023, primarily related to Quanta’s equity interest in LUMA Energy, LLC (LUMA).
(2)    Includes amortization expense of $79.2 million and $70.0 million and non-cash stock-based compensation of $37.3 million and $34.6 million for the three months ended June 30, 2024 and 2023. Includes amortization expense of $156.7 million and $142.4 million and non-cash stock-based compensation of $72.6 million and $62.1 million for the six months ended June 30, 2024 and 2023.
Depreciation Expense
Separate measures of Quanta’s assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by management to evaluate segment performance. Certain of Quanta’s fixed assets are used on an

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

interchangeable basis across its reportable segments. The following table sets forth depreciation expense by segment for the three and six months ended June 30, 2024 and 2023. The table shows dollars in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Depreciation:
Electric Power	$40,208	$41,357	$80,655	$83,442
Renewable Energy	19,884	10,681	37,679	21,539
Underground and Infrastructure	17,744	19,135	42,730	39,635
Corporate and Non-Allocated Costs	5,815	8,703	11,482	13,642
Consolidated depreciation	$83,651	$79,876	$172,546	$158,258

5. ACQUISITIONS:
The results of operations of acquired businesses have been included in Quanta’s consolidated financial statements since their respective acquisition dates.
On July 17, 2024, Quanta completed the acquisition of Cupertino Electric, Inc. (Cupertino), which provides electrical infrastructure solutions, including engineering, procurement, project management, construction and modularization services, to the technology, renewable energy and infrastructure and commercial industries. Cupertino is located in the United States, and its results will be included in the Electric Power and Renewable Energy segments. The consideration, excluding cash acquired and subject to certain adjustments, was approximately $1.5 billion, which included cash and shares of Quanta common stock (valued at $216.3 million as of the acquisition date). Additionally, the former equity holders and award holders of Cupertino are eligible for a potential contingent consideration payment of up to $200.0 million to the extent certain financial performance targets are achieved by Cupertino during a three-year post-acquisition period beginning in January 2025. The final amount of consideration for the acquisition remains subject to certain post-closing adjustments, including with respect to net working capital (inclusive of cash) and certain assumed liabilities. Additionally, Quanta is in the process of performing procedures to determine the consideration and fair value of assets acquired and liabilities assumed related to the acquisition of Cupertino, including the fair value assessment of contingent consideration, and will include the preliminary purchase price allocation in its Quarterly Report on Form 10-Q for the period ending September 30, 2024.
During the six months ended June 30, 2024, Quanta acquired five businesses located in the United States, including: a business that provides specialty environmental solutions to industrial and petrochemical companies (primarily included in the Underground and Infrastructure segment); a business that specializes in testing, manufacturing and distributing safety equipment and supplies (primarily included in the Electric Power and Renewable Energy segments); a business that specializes in electrical infrastructure services for substations, data centers and governmental entities (primarily included in the Electric Power segment), a business that manufactures transmission and distribution equipment for the electric utility industry (primarily included in the Electric Power and Renewable Energy segments) and a business that provides services and equipment related to aerial telecommunications infrastructure and networks (primarily included in the Electric Power segment). The consideration for these businesses acquired during the six months ended June 30, 2024 consisted of approximately $463.9 million paid or payable in cash on the acquisition dates and 286,425 shares of Quanta common stock, which had a fair value of $60.8 million as of the acquisition dates. The final amount of consideration for these acquisitions remains subject to certain post-closing adjustments, including with respect to net working capital.
During the year ended December 31, 2023, Quanta acquired five businesses located in the United States, including: a business that provides services related to high-voltage transmission lines, overhead and underground distribution, emergency restoration and industrial and commercial wiring and lighting (primarily included in the Electric Power segment); a business that procures parts, assembles kits for sale, manages logistics and installs solar tracking equipment for utility and development customers (primarily included in the Renewable Energy segment); a business that provides concrete construction services (primarily included in the Electric Power and Renewable Energy segments); a business specializing in power studies, maintenance testing and commissioning primarily for utility and commercial customers (included in the Electric Power segment) and a business that manufactures power transformers for the electric utility, renewable energy, municipal power and industrial markets (included in the Electric Power and Renewable Energy segments). The consideration for these transactions

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

consisted of approximately $777.3 million paid or payable in cash (subject to certain adjustments) and 1,238,576 shares of Quanta common stock, which had a fair value of $158.9 million as of the dates of the acquisitions.
Additionally, the former owners of certain acquired businesses are eligible to receive potential payments of contingent consideration to the extent the acquired businesses achieve certain financial performance targets over specified post-acquisition periods.
Purchase Price Allocation
Quanta is finalizing its purchase price allocations related to certain businesses acquired subsequent to June 30, 2023, and further adjustments to the purchase price allocations may occur, with possible updates primarily related to intangible asset values, property and equipment values, certain contingent liabilities, tax estimates, and the finalization of closing working capital adjustments. The aggregate consideration paid or payable for businesses acquired between June 30, 2023 and June 30, 2024 was allocated to acquired assets and assumed liabilities, which resulted in an allocation of $183.0 million to net tangible assets, $265.5 million to identifiable intangible assets and $434.6 million to goodwill.
The following table summarizes the estimated fair value of total consideration transferred or estimated to be transferred and the fair value of assets acquired and liabilities assumed as of their respective acquisition dates as of June 30, 2024 for acquisitions completed in the six months ended June 30, 2024 (in thousands):

June 30, 2024
Consideration:
Cash paid or payable	$463,884
Value of Quanta common stock issued	60,821
Contingent consideration	15,463
Fair value of total consideration transferred or estimated to be transferred	$540,168

Cash and cash equivalents	$9,176
Accounts receivable	57,954
Contract assets	162
Inventories	38,731
Prepaid expenses and other current assets	12,499
Property and equipment	64,914
Operating lease right-of-use assets	24,935
Other assets	573
Identifiable intangible assets	179,977
Current maturities of long-term debt	(4,431)
Current portion of operating lease liabilities	(4,796)
Accounts payable and accrued liabilities	(61,140)
Contract liabilities	(390)
Long-term debt, net of current maturities	(4,436)
Operating lease liabilities, net of current portion	(20,140)
Deferred income taxes	(48,869)
Total identifiable net assets	244,719
Goodwill	295,449
Fair value of net assets acquired	$540,168
As of June 30, 2024, approximately $15.2 million of goodwill is expected to be deductible for income tax purposes related to acquisitions completed in the six months ended June 30, 2024.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the estimated fair values of identifiable intangible assets for the acquisitions completed in the six months ended June 30, 2024 as of the acquisition dates and the related weighted average amortization periods by type (in thousands, except for weighted average amortization periods, which are in years).

	Six Months Ended
	June 30, 2024
	Estimated Fair Value	Weighted Average Amortization Period in Years
Customer relationships	$152,256	7.2
Backlog	4,995	1.5
Trade names	18,066	15.0
Non-compete agreements	2,384	5.0
Patented rights, developed technology, process certifications and other	2,276	15.0
Total intangible assets subject to amortization	$179,977	7.9
The significant estimates used by management in determining the fair values of customer relationship intangible assets include future revenues, margins, discount rates and customer attrition rates. The following table includes the discount rates and customer attrition rates used to determine the fair value of customer relationship intangible assets for businesses acquired during the six months ended June 30, 2024 as of the respective acquisition dates:

	Six Months Ended
	June 30, 2024
	Range	Weighted Average
Discount rates	15% to 24%	16%
Customer attrition rates	10% to 23%	13%
Contingent Consideration
As described above, certain business acquisitions have contingent consideration liabilities associated with the transactions. The aggregate fair value of outstanding contingent consideration liabilities for acquisitions completed prior to June 30, 2024 and their classification in the accompanying consolidated balance sheets is as follows (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable and accrued expenses	$152,630	$—
Insurance and other non-current liabilities	16,618	157,073
Total contingent consideration liabilities	$169,248	$157,073
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
All of Quanta’s outstanding contingent consideration liabilities are subject to a maximum payment amount, and the aggregate maximum payment amount of these liabilities for acquisitions completed prior to June 30, 2024 totaled $365.6 million as of June 30, 2024. During the six months ended June 30, 2023, Quanta settled certain contingent consideration liabilities with cash payments of $5.0 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Pro Forma Results of Operations
The following unaudited supplemental pro forma results of operations for Quanta, which incorporate the acquisitions completed in the six months ended June 30, 2024 and the year ended December 31, 2023, have been provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$5,599,509	$5,175,310	$10,645,621	$9,730,835
Net income attributable to common stock	$187,445	$158,580	$303,259	$244,682
The pro forma combined results of operations for the three and six months ended June 30, 2024 and 2023 were prepared by adjusting the historical results of Quanta to include the historical results of the businesses acquired in 2024 as if such acquisitions had occurred January 1, 2023. The pro forma combined results of operations for the three and six months ended June 30, 2023 were prepared by further adjusting the historical results of Quanta to include the historical results of the business acquired in 2023 as if such acquisition had occurred January 1, 2022. These pro forma combined historical results were adjusted for the following: a reduction of interest and other financing expenses as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest and other financing expenses as a result of the cash consideration paid; an increase in amortization expense due to the intangible assets recorded; elimination of inter-company sales; and changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs incurred by Quanta or any cost savings or other synergies that resulted or may result from the acquisitions.
Impact on Consolidated Results of Operations Related to Acquisitions
Included in Quanta’s condensed consolidated results of operations for the three months ended June 30, 2024 were revenues of $76.6 million and a loss before income taxes of $4.7 million, which included $7.0 million of amortization expense and $4.3 million of acquisition-related costs, related to the acquisitions completed in 2024. Included in Quanta’s condensed consolidated results of operations for the six months ended June 30, 2024 were revenues of $144.3 million and a loss before income taxes of $13.8 million, which includes $11.8 million of amortization expense and $10.2 million of acquisition-related costs, related to the acquisitions completed in 2024. Included in Quanta’s condensed consolidated results of operations for the three months ended June 30, 2023 were revenues of $143.1 million and income before income taxes of $12.9 million, which included $6.4 million of amortization expense and no acquisition-related costs, related to the acquisitions completed in 2023. Included in Quanta’s condensed consolidated results of operations for the six months ended June 30, 2023 were revenues of $236.6 million and a loss before income taxes of $3.2 million, which includes $15.0 million of amortization expense and $17.8 million of acquisition-related costs, related to the acquisitions completed in 2023.

6. INVESTMENTS IN AFFILIATES AND OTHER ENTITIES:
Equity Investments
The following table presents Quanta’s equity investments by type (in thousands):

	June 30, 2024	December 31, 2023
Equity method investments - integral unconsolidated affiliates	$94,008	$96,124
Equity method investments - non-integral unconsolidated affiliates	8,956	28,105
Non-marketable equity securities	58,634	53,868
Total equity investments	$161,598	$178,097
Equity Method Investments
During the six months ended June 30, 2024, Quanta sold a non-integral equity method investment and recognized a $12.6 million gain, $5.0 million of which was attributable to non-controlling interests. Also during the six months ended June 30, 2024, Quanta received $35.4 million in cash related to the sale of this investment, $5.0 million of which was

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

distributed to non-controlling interests.
During the three months ended December 31, 2022, Quanta entered into an agreement to sell a non-integral equity method investment. The transaction was subject to certain customary closing conditions that were satisfied in early 2023. As a result, a $25.9 million gain was recognized in the fourth quarter of 2022, $10.4 million of which was attributable to non-controlling interests. During the six months ended June 30, 2023, Quanta received $58.5 million in cash related to the sale of this investment, $9.8 million of which was distributed to non-controlling interests.
As of June 30, 2024 and December 31, 2023, Quanta had receivables of $56.7 million and $96.4 million from its integral unconsolidated affiliates and payables of $18.9 million and $24.5 million to its integral unconsolidated affiliates. Quanta recognized revenues of $57.7 million and $50.2 million during the three months ended June 30, 2024 and 2023 and $116.7 million and $98.5 million during the six months ended June 30, 2024 and 2023 from services provided to its integral unconsolidated affiliates, primarily related to services provided to LUMA at cost. In addition, during the three months ended June 30, 2024 and 2023, Quanta recognized costs of services of $100.3 million and $21.2 million for services provided to Quanta by other integral unconsolidated affiliates. During the six months ended June 30, 2024 and 2023, Quanta recognized costs of services of $189.2 million and $33.2 million for services provided by other integral affiliates.
Total equity in earnings from integral unconsolidated affiliates was $8.6 million and $9.4 million for the three months ended June 30, 2024 and 2023 and $20.9 million and $19.0 million for the six months ended June 30, 2024 and 2023. Total equity in losses from non-integral unconsolidated affiliates was $0.5 million for the three months ended June 30, 2024 and total equity in earnings from non-integral affiliates was $0.5 million for the three months ended June 30, 2023. Total equity in earnings from non-integral affiliates was $3.1 million and $2.1 million for the six months ended June 30, 2024 and 2023. As of June 30, 2024, Quanta had $43.5 million of undistributed earnings related to unconsolidated affiliates.
The difference between Quanta’s carrying value and the underlying equity in the net assets of its equity investments is assigned to the assets and liabilities of the investment, giving rise to a basis difference, which was $28.6 million and $31.4 million as of June 30, 2024 and December 31, 2023. The amortization of the basis difference included in “Equity in earnings of integral unconsolidated affiliates” in the accompanying condensed consolidated statements of operations was $1.3 million and $1.5 million for the three months ended June 30, 2024 and 2023 and $2.7 million and $3.3 million for the six months ended June 30, 2024 and 2023.

7. PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Amounts attributable to common stock:
Net income attributable to common stock	$188,159	$165,899	$306,519	$260,945
Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	146,580	145,422	146,258	144,947
Effect of dilutive unvested non-participating stock-based awards	3,208	3,351	3,329	3,770
Weighted average shares outstanding for diluted earnings per share attributable to common stock	149,788	148,773	149,587	148,717

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
0.950% Senior Notes due October 2024	$500,000	$500,000
2.900% Senior Notes due October 2030	1,000,000	1,000,000
2.350% Senior Notes due January 2032	500,000	500,000
3.050% Senior Notes due October 2041	500,000	500,000
Borrowings under senior credit facility (including Term Loan)	858,613	867,137
Borrowings under commercial paper program	—	705,900
Lease financing transactions	138,147	102,955
Other long-term debt	5,861	6,279
Finance leases	40,143	39,577
Unamortized discount and financing costs	(19,984)	(23,142)
Total long-term debt obligations	3,522,780	4,198,706
Less — Current maturities of long-term debt	549,260	535,202
Total long-term debt obligations, net of current maturities	$2,973,520	$3,663,504
Senior Notes
The interest amounts due on Quanta’s senior notes on each payment date are set forth below (dollars in thousands):

Title of the Notes	Interest Amount	Payment Dates	Commencement Date
0.950% Senior Notes due October 2024	$2,375	April 1 and October 1	April 1, 2022
2.900% Senior Notes due October 2030	$14,500	April 1 and October 1	April 1, 2021
2.350% Senior Notes due January 2032	$5,875	January 15 and July 15	July 15, 2022
3.050% Senior Notes due October 2041	$7,625	April 1 and October 1	April 1, 2022
The fair value of Quanta’s senior notes was $2.13 billion as of June 30, 2024, compared to a carrying value of $2.48 billion net of unamortized bond discount, underwriting discounts and deferred financing costs of $18.9 million. The fair value of the senior notes is based on the quoted market prices for the same issue, and the senior notes are categorized as Level 1 liabilities.
Senior Credit Facility
Recent Amendments
On July 31, 2024, Quanta entered into an amendment to the credit agreement for its senior credit facility (the Amended Credit Agreement) that, among other things, (i) increased the aggregate commitments for revolving loans under the senior credit facility from $2.64 billion to $2.80 billion and (ii) extended the maturity date for revolving loans under the senior credit facility from October 8, 2026 to July 31, 2029. The amendment also (i) increased the limit on surety-backed letters of credit issued separate from the senior credit facility to $500.0 million at any one time outstanding and (ii) increased the cross-default provisions with other debt instruments to those exceeding $400.0 million in borrowings or availability. Additionally, on June 10, 2024, the senior credit facility was amended to establish Term CORRA (as defined in the Amended Credit Agreement) as the benchmark rate, in replacement of the CDOR Rate (as defined therein prior to giving effect to the amendment).
As of and for the three and six months ended June 30, 2024
As of June 30, 2024, the credit agreement for Quanta’s senior credit facility provided for a $750.0 million term loan facility and aggregate revolving commitments of $2.64 billion, with a maturity date of October 8, 2026. Borrowings under the

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

senior credit facility and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Maximum amount outstanding	$888,448	$987,348	$888,448	$987,348
Average daily amount outstanding	$872,133	$959,501	$856,714	$909,662
Weighted-average interest rate	6.76%	6.42%	6.78%	6.22%
As of June 30, 2024, Quanta was in compliance with all of the financial covenants under the credit agreement.
Term Loan. As of June 30, 2024, Quanta had $721.9 million outstanding under its term loan facility. The carrying amount of the term loan under Quanta’s senior credit facility approximates fair value due to its variable interest rate.
Revolving Loans. As of June 30, 2024, Quanta had $136.7 million of outstanding revolving loans under the senior credit facility, all of which were denominated in Canadian dollars. The carrying amounts of the revolving borrowings under Quanta’s senior credit facility approximate fair value, as all revolving borrowings have a variable interest rate.
As of June 30, 2024, Quanta also had $249.2 million of letters of credit issued under the senior credit facility, of which $94.8 million were denominated in U.S. dollars and $154.4 million were denominated in currencies other than the U.S. dollar, primarily Australian and Canadian dollars. Additionally, available commitments for revolving loans under the senior credit facility must be maintained in order to provide credit support for notes issued under Quanta’s commercial paper program, and therefore such notes effectively reduce the available borrowing capacity under the senior credit facility.
As of June 30, 2024, $2.25 billion remained available under the senior credit facility for new revolving loans, letters of credit and support of the commercial paper program.
Commercial Paper Program
As of June 30, 2024, Quanta had no outstanding unsecured notes under its commercial paper program, although it did have borrowings during the three and six months ended June 30, 2024 and 2023. Borrowings under the commercial paper program and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Maximum amount outstanding	$554,500	$841,400	$705,900	$841,400
Average daily amount outstanding	$301,786	$752,238	$258,930	$622,756
Weighted-average interest rate	5.55%	5.90%	5.67%	5.64%
On July 17, 2024, Quanta utilized approximately $1.20 billion of borrowings under our commercial paper program, $400.0 million of borrowings under an additional term loan described below, and cash on hand, primarily to finance the cash portion of the acquisition of Cupertino and pay certain related costs and expenses and working capital requirements. Approximately $215.0 million of the commercial paper borrowings were repaid with cash held by Cupertino and acquired in the acquisition.
Additional Term Loan
In July 2024, Quanta entered into, and borrowed the full amount available under, a $400.0 million 90-day term loan facility outside of the senior credit facility for the purpose of financing a portion of the acquisition of Cupertino.
Quanta may voluntarily prepay the term loan borrowings from time to time, in whole or in part, without premium or penalty. The aggregate principal amount outstanding for the new term loan facility must be paid on or before the effective maturity date (October 11, 2024) and bears interest at a rate equal to the Term SOFR (as defined in the credit agreement) plus 1.375%.
Additional Letters of Credit
As of June 30, 2024, Quanta had $543.2 million of letters of credit issued outside of its senior credit facility, which were denominated in U.S. dollars.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9. LEASES:
Quanta primarily leases land, buildings, vehicles, construction equipment and office equipment. The components of lease costs in the accompanying condensed consolidated statements of operations are as follows (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease cost	Classification	2024	2023	2024	2023
Finance lease cost:
Amortization of lease assets	Depreciation (1)	$2,825	$1,102	$5,794	$2,013
Interest on lease liabilities	Interest and other financing expenses	688	299	1,410	507
Lease financing transactions: (2)
Depreciation	Depreciation (1)	2,503	1,633	4,595	3,885
Interest	Interest and other financing expenses	4,294	2,559	7,792	6,858
Operating lease cost	Cost of services and Selling, general and administrative expenses	26,036	23,140	51,570	46,363
Short-term and variable lease cost (3)	Cost of services and Selling, general and administrative expenses	284,766	249,868	572,101	487,946
Total lease cost		$321,112	$278,601	$643,262	$547,572
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
Related party lease expense was $4.8 million and $3.9 million for the three months ended June 30, 2024 and 2023 and $9.5 million and $7.8 million for the six months ended June 30, 2024 and 2023.
Future minimum lease payments for operating leases and finance leases were as follows (in thousands):

	As of June 30, 2024
	Operating Leases	Finance Leases	Total
Remainder of 2024	$50,328	$4,862	$55,190
2025	87,853	9,238	97,091
2026	68,936	8,761	77,697
2027	50,038	7,715	57,753
2028	31,754	7,113	38,867
Thereafter	39,509	5,845	45,354
Total future minimum payments related to operating leases and finance leases	328,418	43,534	371,952
Less imputed interest	(33,491)	(3,391)	(36,882)
Total	$294,927	$40,143	$335,070
Future minimum lease payments for short-term leases were $22.4 million as of June 30, 2024. As of June 30, 2024, Quanta also had minimum lease payments related to operating lease obligations of $17.3 million for leases that had not yet commenced as of such date, are expected to commence in 2024 and have lease terms of one to ten years. Additionally, as described above, certain of Quanta’s equipment rental agreements contain purchase options pursuant to which the purchase

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

price is offset by a portion of the rental payments. The future payments related to these lease financing transactions totaled $104.2 million and comprise principal and interest payments.
The weighted average remaining lease terms (other than for short-term leases) and discount rates were as follows:

As of June 30, 2024
Weighted average remaining lease term (in years):
Operating leases	4.42
Finance leases	5.06
Weighted average discount rate:
Operating leases	4.7%
Finance leases	6.4%
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

10. INCOME TAXES:
Quanta’s effective tax rates for the three months ended June 30, 2024 and 2023 were 28.2% and 29.4%. Quanta’s effective tax rates for the six months ended June 30, 2024 and 2023 were 23.2% and 20.0%. The tax rates for the six months ended June 30, 2024 and 2023 were favorably impacted by the recognition of $22.4 million and $32.4 million of benefits that resulted from equity incentive awards vesting at a higher fair market value than their grant date fair value.
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
As of June 30, 2024, the total amount of unrecognized tax benefits relating to uncertain tax positions was $50.1 million, a net increase of $5.0 million from December 31, 2023, which resulted from positions expected to be taken in 2024. Quanta’s consolidated federal income tax returns for tax years 2017, 2018, and 2020 through 2022 remain open to examination by the IRS, as the applicable statute of limitations periods have not yet expired. Additionally, various state and foreign tax returns filed by Quanta and certain subsidiaries for multiple periods remain under examination by various U.S. state and foreign tax authorities. Quanta does not consider any U.S. state in which it does business to be a major tax jurisdiction. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $8.9 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.

11. EQUITY:
Stock Repurchases
On May 23, 2023, Quanta’s Board of Directors approved a stock repurchase program that authorizes Quanta to purchase, from time to time through June 30, 2026, up to $500 million of its outstanding common stock. As of June 30, 2024, $499.7 million remained available under this repurchase program.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Dividends
Quanta declared and paid the following cash dividends and cash dividend equivalents during 2023 and the first six months of 2024 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
May 23, 2024	July 1, 2024	July 12, 2024	$0.09	$13,521
March 28, 2024	April 9, 2024	April 17, 2024	$0.09	$13,477
December 5, 2023	January 2, 2024	January 12, 2024	$0.09	$13,412
August 30, 2023	October 2, 2023	October 13, 2023	$0.08	$12,430
May 23, 2023	July 3, 2023	July 14, 2023	$0.08	$11,893
March 29, 2023	April 10, 2023	April 18, 2023	$0.08	$12,100

12. STOCK-BASED COMPENSATION:
Restricted Stock Units (RSUs) to be Settled in Common Stock
A summary of the activity for RSUs to be settled in common stock for the six months ended June 30, 2024 and 2023 is as follows (RSUs in thousands):

	2024		2023
	RSUs	Weighted Average Grant Date Fair Value (Per Unit)	RSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	2,548	$104.76	3,263	$78.74
Granted	581	$237.81	635	$158.93
Vested	(653)	$112.69	(1,159)	$67.23
Forfeited	(110)	$156.63	(101)	$111.48
Unvested at June 30	2,366	$133.10	2,638	$102.44
The approximate fair value of RSUs that vested during the six months ended June 30, 2024 and 2023 was $157.3 million and $182.8 million.
During the six months ended June 30, 2024 and 2023, Quanta recognized $53.3 million and $47.1 million of non-cash stock compensation expense related to RSUs to be settled in common stock. As of June 30, 2024, there was $210.0 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 3.02 years.
Performance Stock Units (PSUs) to be Settled in Common Stock
A summary of the activity for PSUs to be settled in common stock for the six months ended June 30, 2024 and 2023 is as follows (PSUs in thousands):

	2024		2023
	PSUs	Weighted Average Grant Date Fair Value (Per Unit)	PSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	491	$129.70	733	$65.39
Granted	109	$263.34	177	$174.50
Vested	(175)	$96.45	(413)	$35.12
Forfeited	—	N/A	(3)	$90.36
Unvested at June 30	425	$177.69	494	$129.66

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
During the six months ended June 30, 2024 and 2023, Quanta recognized $19.3 million and $15.0 million of non-cash stock compensation expense related to PSUs to be settled in common stock. As of June 30, 2024, there was an estimated $49.5 million of total unrecognized compensation expense related to unearned and unvested PSUs. This amount is based on forecasted attainment of performance metrics and estimated forfeitures of unearned and unvested PSUs. The compensation expense related to outstanding PSUs can vary from period to period based on changes in forecasted achievement of established performance goals and the total number of shares of common stock that Quanta anticipates will be issued upon vesting of such PSUs. This cost is expected to be recognized over a weighted average period of 1.97 years.
During the six months ended June 30, 2024 and 2023, 0.3 million and 0.7 million shares of common stock were issued in connection with earned and vested PSUs. The approximate fair values of PSUs earned and vested during the six months ended June 30, 2024 and 2023 were $75.4 million and $115.5 million, respectively.

13. EMPLOYEE BENEFIT PLANS:
Deferred Compensation Plans
Quanta maintains non-qualified deferred compensation plans under which eligible directors and key employees may defer their receipt of certain cash compensation and/or the settlement of certain stock-based awards. As of June 30, 2024 and December 31, 2023, the liability related to deferred cash compensation under these plans, including amounts contributed by Quanta, was $104.8 million and $88.9 million, the majority of which was included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheets. Additionally, as of June 30, 2024 and December 31, 2023, the settlement and issuance of 170,795 and 174,079 shares of common stock underlying certain stock-based awards had been deferred under these plans, and such issuances are scheduled to occur in future periods.
To provide for future obligations related to deferred cash compensation under these plans, Quanta has invested in corporate-owned life insurance (COLI) policies covering certain participants in the deferred compensation plans, the underlying investments of which are intended to be aligned with the investment alternatives elected by plan participants. The COLI assets are recorded at their cash surrender value, which is considered their fair market value, and as of June 30, 2024 and December 31, 2023, the fair market values were $98.4 million and $83.4 million and were included in “Other assets, net” in the accompanying condensed consolidated balance sheets. The level of inputs for these fair value measurements is Level 2.
Changes in the fair market value of Quanta’s COLI assets and deferred compensation liabilities largely offset and are recorded in the accompanying statements of operations as follows (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Classification	Change in fair market value of	2024	2023	2024	2023
Loss included in Selling, general and administrative expenses	Deferred compensation liabilities	$(2,035)	$(4,103)	$(8,548)	$(8,310)
Other income, net	COLI assets	$1,801	$3,266	$7,851	$6,412

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
As a result of the contract terminations and the inherent uncertainty involved in arbitration proceedings and recovery of amounts owed, during the three months ended June 30, 2019, Quanta recorded a charge to earnings of $79.2 million, which included a reduction of previously recognized earnings on the project, a reserve against a portion of the project costs incurred through the project termination date, an accrual for a portion of the alleged liquidated damages, and the estimated costs to complete the project turnover and close out the project. Quanta also initially recorded a contract receivable of approximately $120 million related to the project during the three months ended June 30, 2019, which includes the amounts collected by PRONATEL through exercise of the advance payment bonds and performance bonds. As of June 30, 2024, the total amount of the receivable was not changed and is included in “Other assets, net” in the accompanying consolidated balance sheet. Additionally, with respect to the amounts received pursuant to coverage under the insurance policies described above, $107.2 million is included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheet as of June 30, 2024.
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
Silverado Wildfire Matter
During 2022 and 2023, two of Quanta’s subsidiaries received tenders of defense and demands for preservation of evidence from Southern California Edison Company (SCE) related to lawsuits filed from April 2021 through June 2024 against

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

SCE and T-Mobile USA, Inc. (T-Mobile) in the Superior Court of California, County of Orange. The lawsuits generally assert property damage and related claims on behalf of certain individuals and subrogation claims on behalf of insurers relating to damages caused by a wildfire that began in October 2020 in Orange County, California (the Silverado Fire) and that is purported to have damaged approximately 13,000 acres. The lawsuits allege the Silverado Fire originated from utility poles in the area, generally claiming that each defendant failed to adequately maintain, inspect, repair or replace its overhead facilities, equipment and utility poles and remove vegetation in the vicinity; that the utility poles were overloaded with equipment from shared usage; and that SCE failed to de-energize its facilities during red flag warnings for a Santa Ana wind event. The lawsuits allege the Silverado Fire started when SCE and T-Mobile equipment contacted each other and note the Orange County Fire Department is investigating whether a T-Mobile lashing wire contacted an SCE overhead primary conductor in high winds. T-Mobile has filed cross-complaints against SCE alleging, among other things, that the ignition site of the Silverado Fire encompassed two utility poles replaced by SCE or a third party engaged by SCE, and that certain equipment, including T-Mobile’s lashing wire, was not sufficiently re-secured after the utility pole replacements. One of Quanta’s subsidiaries performed planning and other services related to the two utility poles, and another Quanta subsidiary replaced the utility poles and reattached the electrical and telecommunication equipment to the new utility poles in March 2019, approximately 19 months before the Silverado Fire. Pursuant to the general terms of a master services agreement and a master consulting services agreement between the Quanta subsidiaries and SCE, the subsidiaries agreed to defend and indemnify SCE against certain claims arising with respect to performance or nonperformance under the agreements. The SCE tender letters seek contractual indemnification and defense from Quanta’s subsidiaries for the claims asserted against SCE in the lawsuits and the T-Mobile cross-complaints.
Quanta’s subsidiaries intend to vigorously defend against the lawsuits, the T-Mobile cross-complaints and any other claims asserted in connection with the Silverado Fire. Quanta will continue to review additional information in connection with this matter as litigation and resolution efforts progress, and any such information may potentially allow Quanta to determine an estimate of potential loss, if any. As of June 30, 2024, Quanta had not recorded an accrual with respect to this matter, and Quanta is currently unable to reasonably estimate a range of reasonably possible loss, if any, because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability. Quanta also believes that to the extent its subsidiaries are determined to be liable for any damages resulting from this matter, its insurance would be applied to any such liabilities over its deductible amount and its insurance coverage would be adequate to cover such potential liabilities. However, the ultimate amount of any potential liability and insurance coverage in connection with this matter remains subject to uncertainties associated with pending and potential future litigation.
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
As of June 30, 2024 and December 31, 2023, the gross amount accrued for employer’s liability, workers’ compensation, auto liability, general liability, and group health claims totaled $398.8 million and $351.7 million, of which $252.8 million and $229.2 million are included in “Insurance and other non-current liabilities,” and the remainder is included in “Accounts payables and accrued expenses.” Related insurance recoveries/receivables as of June 30, 2024 and December 31, 2023 were $5.5 million and $4.9 million, of which $0.9 million and $0.3 million are included in “Prepaid expenses and other current assets” and $4.6 million and $4.6 million are included in “Other assets, net.”
Bonds
As of June 30, 2024, the total amount of the outstanding performance bonds was estimated to be approximately $8.8 billion. Quanta’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation.
Capital Commitments and Other Committed Expenditures
As of June 30, 2024, Quanta had $71.6 million of outstanding capital commitments associated with investments in unconsolidated affiliates, the majority of which relates to a limited partnership interest in a fund that targets investments in certain portfolio companies that operate businesses related to the transition to a reduced-carbon economy.
As of June 30, 2024, Quanta had $105.9 million of unfilled production orders primarily related to its fleet of vehicles, which have expected delivery dates during the remainder of 2024 and $11.9 million which have expected delivery dates during

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2025, in order to accommodate manufacturer lead times on certain types of vehicles. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that the majority of these orders will be assigned to third party leasing companies and made available under certain master equipment lease agreements, thereby releasing Quanta from its capital commitments.

15. DETAIL OF CERTAIN ACCOUNTS:
Cash and Cash Equivalents
As of June 30, 2024 and December 31, 2023, cash equivalents were $148.7 million and $610.8 million and consisted primarily of money market investments, money market mutual funds and short-term deposits.
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

	June 30, 2024	December 31, 2023
Cash and cash equivalents held by domestic joint ventures	$82,891	$41,427
Cash and cash equivalents held by foreign joint ventures	10,472	10,968
Total cash and cash equivalents held by joint ventures	93,363	52,395
Cash and cash equivalents held by captive insurance company	19,335	19,088
Cash and cash equivalents not held by joint ventures or captive insurance company	405,442	1,218,765
Total cash and cash equivalents	$518,140	$1,290,248
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable, trade	$2,018,489	$2,027,588
Accrued compensation and related expenses	488,541	526,221
Other accrued expenses	691,937	507,433
Accounts payable and accrued expenses	$3,198,967	$3,061,242
Other accrued expenses primarily include accrued insurance liabilities, income and franchise taxes payable and deferred revenues.
Property and Equipment
Accumulated depreciation related to property and equipment was $1.87 billion and $1.82 billion as of June 30, 2024 and December 31, 2023. In addition, Quanta held property and equipment, net of $199.9 million and $245.7 million in foreign countries, primarily Canada, as of June 30, 2024 and December 31, 2023.
Other Intangible Assets
Accumulated amortization related to other intangible assets was $1.45 billion and $1.31 billion as of June 30, 2024 and December 31, 2023.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

16. SUPPLEMENTAL CASH FLOW INFORMATION:
Reconciliations of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows are as follows (in thousands):

	June 30,
	2024	2023
Cash and cash equivalents	$518,140	$361,966
Restricted cash included in “Prepaid expenses and other current assets” (1)	2,243	5,205
Restricted cash included in “Other assets, net” (1)	1,364	1,141
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$521,747	$368,312

	December 31,
	2023	2022
Cash and cash equivalents	$1,290,248	$428,505
Restricted cash included in “Prepaid expenses and other current assets” (1)	3,652	3,759
Restricted cash included in “Other assets, net” (1)	1,141	950
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$1,295,041	$433,214
(1)    Restricted cash includes any cash that is legally restricted as to withdrawal or usage.
Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$(52,297)	$(47,470)
Operating cash flows used by finance leases	$(1,410)	$(507)
Financing cash flows used by finance leases	$(4,183)	$(992)
Lease assets obtained in exchange for lease liabilities:
Operating leases	$54,274	$52,494
Finance leases	$1,279	$25,373
Lease financing transaction assets obtained in exchange for lease financing transaction liabilities	$39,901	$7,136
Additional supplemental cash flow information is as follows (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Cash (paid) received during the period for:
Interest paid	$(80,807)	$(78,773)
Income taxes paid	$(101,778)	$(128,925)
Income tax refunds	$1,355	$4,037
Accrued capital expenditures were $26.7 million and $31.2 million as of June 30, 2024 and 2023. The impact of these items has been excluded from Quanta’s capital expenditures in the accompanying condensed consolidated statements of cash flows due to their non-cash nature.

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

Overview
Our second quarter 2024 results reflect increased demand for our services, as consolidated revenue and operating income increased as compared to the second quarter of 2023, primarily due to increased revenues and operating income for our Renewable Energy Infrastructure Solutions (Renewable Energy) segment.
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
With respect to our Underground Utility and Infrastructure Solutions (Underground and Infrastructure) segment, during the second quarter of 2024 we continued to experience strong demand for our services focused on utility spending, in particular our gas distribution services to natural gas utilities that are implementing modernization programs, and our downstream industrial services, as customers continued to move forward with certain maintenance and capital spending that was previously deferred. Additionally, although revenues associated with large pipeline projects in Canada increased in 2022 and 2023, as compared to prior years, we anticipate that revenues associated with these projects will continue to fluctuate.
During the six months ended June 30, 2024, increased revenues and operating income contributed to $629.3 million of net cash provided by operating activities, a 279% increase compared to the six months ended June 30, 2023, which allowed us to execute our business plan, including the strategic acquisition of certain businesses, for which we utilized $450.8 million of cash, net of cash acquired, and the payment of $27.0 million in dividends associated with our common stock. Additionally, as of June 30, 2024, available commitments under our senior credit facility, combined with our cash and cash equivalents, totaled $2.77 billion.
In July 2024, we acquired Cupertino Electric, Inc. (Cupertino). The consideration, excluding cash acquired and subject to certain adjustments, was approximately $1.5 billion, which included cash and shares of Quanta common stock (valued at approximately $216.3 million as of the acquisition date). Additionally, as further described in Note 5 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report, there is also a potential earnout payment of up to $200.0 million associated with this acquisition. Also in July 2024, we entered into, and borrowed the full amount available under a $400.0 million 90-day term loan facility outside of the senior credit facility and utilized these borrowings, together with $1.20 billion of borrowings under our commercial paper program and cash on hand, primarily to finance the cash portion of the acquisition of Cupertino and pay certain related costs and expenses and working capital requirements. Approximately $215.0 million of the commercial paper borrowings were repaid with cash held by Cupertino and acquired in the acquisition. See Note 8 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.

We expect the strong demand for our services will continue. Our remaining performance obligations and backlog were $14.37 billion and $31.31 billion as of June 30, 2024, representing increases of 3.4% and 4.0% relative to December 31, 2023. For a reconciliation of backlog to remaining performance obligations, the most comparable financial measure prepared in conformity with generally accepted accounting principles in the United States (GAAP), see Non-GAAP Financial Measures below.

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

Results of Operations
Consolidated Results
Three months ended June 30, 2024 compared to the three months ended June 30, 2023
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands).

	Three Months Ended June 30,				Change
	2024		2023		$	%
Revenues	$5,594,387	100.0%	$5,048,610	100.0%	$545,777	10.8%
Cost of services	4,783,056	85.5	4,324,511	85.7	458,545	10.6%
Gross profit	811,331	14.5	724,099	14.3	87,232	12.0%
Equity in earnings of integral unconsolidated affiliates	8,586	0.2	9,370	0.2	(784)	*
Selling, general and administrative expenses	(432,356)	(7.7)	(384,171)	(7.6)	(48,185)	12.5%
Amortization of intangible assets	(79,214)	(1.5)	(70,025)	(1.4)	(9,189)	13.1%
Change in fair value of contingent consideration liabilities	(1,117)	—	—	—	(1,117)	*
Operating income	307,230	5.5	279,273	5.5	27,957	10.0%
Interest and other financing expenses	(45,321)	(0.8)	(48,189)	(1.0)	2,868	(6.0)%
Interest income	3,557	0.1	1,448	—	2,109	*
Other income, net	1,617	—	3,419	0.2	(1,802)	*
Income before income taxes	267,083	4.8	235,951	4.7	31,132	13.2%
Provision for income taxes	75,199	1.4	69,367	1.4	5,832	8.4%
Net income	191,884	3.4	166,584	3.3	25,300	15.2%
Less: Net income attributable to non-controlling interests	3,725	—	685	—	3,040	*
Net income attributable to common stock	$188,159	3.4%	$165,899	3.3%	$22,260	13.4%
* The change is not meaningful.
Revenues. Revenues increased due to a $645.0 million increase in revenues from our Renewable Energy segment and a $37.2 million increase in revenues from our Electric Power segment, partially offset by a $136.5 million decrease in revenues from our Underground and Infrastructure segment. See Segment Results below for additional information and discussion related to segment revenues.
Cost of services. Costs of services primarily includes wages, benefits, subcontractor costs, materials, equipment, and other direct and indirect costs, including related depreciation. The increase in cost of services generally correlates to the increase in revenues.
Selling, general and administrative expenses. The increase was primarily attributable to a $19.2 million increase related to recently acquired businesses; a $9.7 million increase in compensation expense, largely associated with increased salaries due primarily to an increase in employees to support business growth; a $7.8 million increase in travel and related expenses to support business growth; and a $6.6 million increase in acquisition and integration costs.
Amortization of intangible assets. The increase was related to incremental amortization expense associated with recent acquisitions.
Operating income. Operating income was positively impacted by a $52.2 million increase in operating income for our Renewable Energy segment and a $19.8 million increase in operating income for our Electric Power segment, partially offset by a $25.6 million decrease in operating income for our Underground and Infrastructure segment and an $18.5 million increase in corporate and non-allocated costs, which includes amortization expense. Results for each of our business segments and our corporate and non-allocated costs are discussed in Segment Results below.
Interest and other financing expenses. The decrease primarily resulted from a reduction in average variable rate debt outstanding as compared to the three months ended June 30, 2023.
Provision for income taxes. The effective tax rates for the three months ended June 30, 2024 and 2023 were 28.2% and 29.4%. The lower rate for the three months ended June 30, 2024 was primarily due to changes in the mix of earnings across the jurisdictions in which we operate.

Comprehensive income. See Statements of Comprehensive Income in Item 1. Financial Statements of Part I of this Quarterly Report. Comprehensive income decreased by $7.7 million in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 due to a $33.0 million decrease related to foreign currency translation adjustments, which was partially offset by a $25.3 million increase in net income. The predominant functional currencies for our operations outside the U.S. are Canadian and Australian dollars. Foreign currency translation losses for the three months ended June 30, 2024 primarily resulted from the strengthening of the U.S. dollar against the Canadian dollar.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Six Months Ended June 30,				Change
	2024		2023		$	%
Revenues	$10,626,206	100.0%	$9,477,436	100.0%	$1,148,770	12.1%
Cost of services (including related depreciation)	9,191,381	86.5	8,180,142	86.3	1,011,239	12.4%
Gross profit	1,434,825	13.5	1,297,294	13.7	137,531	10.6%
Equity in earnings of integral unconsolidated affiliates	20,920	0.2	18,990	0.2	1,930	10.2%
Selling, general and administrative expenses	(834,696)	(7.9)	(768,723)	(8.1)	(65,973)	8.6%
Amortization of intangible assets	(156,725)	(1.4)	(142,428)	(1.5)	(14,297)	10.0%
Change in fair value of contingent consideration liabilities	(1,740)	—	—	—	(1,740)	*
Operating income	462,584	4.4	405,133	4.3	57,451	14.2%
Interest and other financing expenses	(86,393)	(0.8)	(89,882)	(0.9)	3,489	(3.9)%
Interest income	11,580	0.1	2,964	—	8,616	*
Other income, net	26,499	0.2	11,285	0.1	15,214	134.8%
Income before income taxes	414,270	3.9	329,500	3.5	84,770	25.7%
Provision for income taxes	96,295	0.9	65,946	0.7	30,349	46.0%
Net income	317,975	3.0	263,554	2.8	54,421	20.6%
Less: Net income attributable to non-controlling interests	11,456	0.1	2,609	—	8,847	339.1%
Net income attributable to common stock	$306,519	2.9%	$260,945	2.8%	$45,574	17.5%
* The change is not meaningful.
Revenues. Revenues increased due to a $1.22 billion increase in revenues from our Renewable Energy segment and a $28.2 million increase in revenues from our Electric Power segment, partially offset by a $100.3 million decrease in revenues from our Underground and Infrastructure segment. See Segment Results below for additional information and discussion related to segment revenues.
Cost of services. Costs of services primarily includes wages, benefits, subcontractor costs, materials, equipment, and other direct and indirect costs, including related depreciation. The increase in cost of services generally correlates to the increase in revenues.
Selling, general and administrative expenses. The increase was primarily attributable to a $37.9 million increase related to recently acquired businesses; a $12.6 million increase in travel and related expenses to support business growth; and an $11.2 million loss on the disposal of a non-core business.
Amortization of intangible assets. The increase was related to incremental amortization expense associated with recent acquisitions.
Operating income. Operating income was positively impacted by a $91.4 million increase in operating income for our Renewable Energy segment and a $32.7 million increase in operating income for our Electric Power segment, partially offset by a $40.3 million decrease in operating income for our Underground and Infrastructure segment and a $26.4 million increase in corporate and non-allocated costs, which includes amortization expense. Results for each of our business segments and corporate and non-allocated costs are discussed in Segment Results below.

Interest and other financing expenses. The decrease primarily resulted from a reduction in average variable rate debt outstanding as compared to the six months ended June 30, 2023.
Other income (expense), net. The increase was primarily attributable to a gain of $12.6 million resulting from the sale of an investment in a non-integral unconsolidated affiliate, $5.0 million of which was attributable to a non-controlling interest, as further described in Note 6 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Provision for income taxes. The effective tax rates for the six months ended June 30, 2024 and 2023 were 23.2% and 20.0%. The tax rate for the six months ended June 30, 2024 was favorably impacted by the recognition of a $22.4 million benefit that resulted from equity incentive awards vesting at a higher fair market value than their grant date fair market value, as compared to the recognition of $32.4 million associated with this tax benefit for the six months ended June 30, 2023.
Net income attributable to non-controlling interests. The increase in net income attributable to non-controlling interests is primarily related to the $5.0 million gain on the sale of the investment in a non-integral equity unconsolidated affiliate recorded during the six months ended June 30, 2024, as described above.
Comprehensive income. See Statements of Comprehensive Income in Item 1. Financial Statements of Part I of this Quarterly Report. Comprehensive income decreased by $10.4 million in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a $64.0 million decrease in foreign currency translation adjustments, partially offset by a $54.4 million increase in net income. The predominant functional currencies for our operations outside the U.S. are Canadian and Australian dollars. Foreign currency translation losses for the six months ended June 30, 2024 primarily resulted from the strengthening of the U.S. dollar against the Canadian and Australian dollars.
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

Three months ended June 30, 2024 compared to the three months ended June 30, 2023
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Three Months Ended June 30,				Change
	2024		2023		$	%
Revenues:
Electric Power	$2,452,488	43.8%	$2,415,254	47.9%	$37,234	1.5%
Renewable Energy	2,034,392	36.4	1,389,368	27.5	645,024	46.4%
Underground and Infrastructure	1,107,507	19.8	1,243,988	24.6	(136,481)	(11.0)%
Consolidated revenues	$5,594,387	100.0%	$5,048,610	100.0%	$545,777	10.8%
Operating income (loss):
Electric Power	$263,860	10.8%	$244,017	10.1%	$19,843	8.1%
Renewable Energy	162,721	8.0%	110,487	8.0%	52,234	47.3%
Underground and Infrastructure	81,593	7.4%	107,207	8.6%	(25,614)	(23.9)%
Corporate and Non-Allocated Costs	(200,944)	(3.6)%	(182,438)	(3.6)%	(18,506)	10.1%
Consolidated operating income	$307,230	5.5%	$279,273	5.5%	$27,957	10.0%

Electric Power Segment Results
Revenues. The increase in revenues for the three months ended June 30, 2024 was primarily due to approximately $65 million in revenues attributable to acquired businesses, partially offset by the timing of work and a shift in resources to meet demand in the Renewable Energy segment.
Operating Income. The increase in operating income and operating margin for the three months ended June 30, 2024 was primarily due to the increase in revenues and a change in the overall mix of revenues.
Renewable Energy Segment Results
Revenues. The increase in revenues for the three months ended June 30, 2024 was primarily due to increased demand for generation and transmission services for renewable generation projects.
Operating Income. The increase in operating income and operating margin was primarily due to the increase in revenues during the three months ended June 30, 2024.
Underground and Infrastructure Segment Results
Revenues. The decrease in revenues for the three months ended June 30, 2024 was primarily due to lower revenues from large pipeline projects in Canada, which was partially offset by increased revenues associated with large pipeline projects in the United States and approximately $55 million in revenues attributable to an acquired business.
Operating Income. The decrease in operating income and operating margin for the three months ended June 30, 2024 was primarily due to the decreased revenues in Canada, which contributed to lower levels of fixed cost absorption.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the three months ended June 30, 2024 was primarily due to a $9.2 million increase in amortization of intangible assets and a $6.6 million increase in acquisition and integration costs.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Six Months Ended June 30,				Change
	2024		2023		$	%
Revenues:
Electric Power	$4,779,448	44.9%	$4,751,291	50.1%	$28,157	0.6%
Renewable Energy	3,618,556	34.1	2,397,668	25.3	1,220,888	50.9%
Underground and Infrastructure	2,228,202	21.0	2,328,477	24.6	(100,275)	(4.3)%
Consolidated revenues	$10,626,206	100.0%	$9,477,436	100.0%	$1,148,770	12.1%
Operating income (loss):
Electric Power	$491,885	10.3%	$459,166	9.7%	$32,719	7.1%
Renewable Energy	237,567	6.6%	146,143	6.1%	91,424	62.6%
Underground and Infrastructure	128,481	5.8%	168,780	7.2%	(40,299)	(23.9)%
Corporate and Non-Allocated Costs	(395,349)	(3.7)%	(368,956)	(3.9)%	(26,393)	7.2%
Consolidated operating income	$462,584	4.4%	$405,133	4.3%	$57,451	14.2%

Electric Power Infrastructure Solutions Segment Results
Revenues. The increase in revenues for the six months ended June 30, 2024 was primarily due to approximately $120 million in revenues attributable to acquired businesses, partially offset by the timing of work and a shift in resources to meet the demand in the Renewable Energy segment.
Operating Income. The increase in operating income and operating margin for the six months ended June 30, 2024 was primarily due to the increase in revenues and change in overall mix of revenues.

Renewable Energy Infrastructure Solutions Segment Results
Revenues. The increase in revenues for the six months ended June 30, 2024 was primarily due to increased demand for generation and transmission services for renewable generation projects.
Operating Income. The increase in operating income and operating margin was primarily due to the increase in revenues during the six months ended June 30, 2024. Additionally, operating income and operating margin during the six months ended June 30, 2023 were negatively impacted by delays, logistical challenges and other issues outside of our control that increased costs associated with a large renewable energy project in Canada. Operating margin for the six months ended June 30, 2024 was negatively impacted by decreased operating income margins on various solar projects in the United States that were the result of decreased productivity.
Underground Utility and Infrastructure Solutions Segment Results
Revenues. The decrease in revenues for the six months ended June 30, 2024 was primarily due to lower revenues from large pipeline projects in Canada, which was partially offset by increased revenues associated with large pipeline projects in the United States and approximately $115 million in revenues attributable to an acquired business.
Operating Income. The decrease in operating income and operating margin for the six months ended June 30, 2024 was primarily due to decreased revenues in Canada, which contributed to lower levels of fixed cost absorption, and an $11.2 million loss recorded during the six months ended June 30, 2024 related to the disposition of a non-core business.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the six months ended June 30, 2024 was primarily due to a $14.3 million increase in intangible asset amortization, as well as an aggregate increase of $12.1 million primarily related to compensation expense, which was attributable to non-cash stock compensation expense and salaries in support of business growth.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income attributable to common stock (GAAP as reported)	$188,159	$165,899	$306,519	$260,945
Interest and other financing expenses	45,321	48,189	86,393	89,882
Interest income	(3,557)	(1,448)	(11,580)	(2,964)
Provision for income taxes	75,199	69,367	96,295	65,946
Depreciation expense	83,651	79,876	172,546	158,258
Amortization of intangible assets	79,214	70,025	156,725	142,428
Interest, income taxes, depreciation and amortization included in equity in earnings of integral unconsolidated affiliates	7,224	4,412	10,224	9,282
EBITDA	475,211	436,320	817,122	723,777
Non-cash stock-based compensation	37,250	34,607	72,581	62,058
Acquisition and integration costs	8,857	2,284	18,408	22,172
Equity in losses (earnings) of non-integral unconsolidated affiliates	507	(468)	(3,075)	(2,085)
Loss on disposition of business (gain on sale of investment), net (1)	288	(674)	3,708	(1,496)
Change in fair value of contingent consideration liabilities	1,117	—	1,740	—
Adjusted EBITDA	$523,230	$472,069	$910,484	$804,426
(1) The amount for the six months ended June 30, 2024 is a loss of $11.2 million on the disposition of a non-core business, partially offset by a gain of $7.5 million as a result of the sale of a non-integral equity method investment.
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
As of June 30, 2024 and December 31, 2023, MSAs accounted for 41% and 45% of our estimated 12-month backlog and 54% and 55% of our total backlog. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts can be terminated on short notice even if we are not in default. We determine the estimated backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining estimated backlog. As a result, estimates for remaining performance obligations and backlog are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.

The following table reconciles total remaining performance obligations to our backlog (a non-GAAP financial measure) by reportable segment along with estimates of amounts expected to be realized within 12 months (in thousands):

	June 30, 2024		December 31, 2023
	12 Month	Total	12 Month	Total
Electric Power
Remaining performance obligations	$2,910,917	$5,381,411	$2,762,608	$4,505,830
Estimated orders under MSAs and short-term, non-fixed price contracts	4,935,743	11,787,339	5,597,732	10,995,198
Backlog	$7,846,660	$17,168,750	$8,360,340	$15,501,028

Renewable Energy
Remaining performance obligations	$5,344,490	$7,551,651	$5,512,159	$8,005,368
Estimated orders under MSAs and short-term, non-fixed price contracts	270,039	283,936	118,770	119,634
Backlog	$5,614,529	$7,835,587	$5,630,929	$8,125,002

Underground and Infrastructure
Remaining performance obligations	$1,195,150	$1,436,069	$1,017,227	$1,383,057
Estimated orders under MSAs and short-term, non-fixed price contracts	1,962,185	4,870,392	2,222,451	5,099,332
Backlog	$3,157,335	$6,306,461	$3,239,678	$6,482,389

Total
Remaining performance obligations	$9,450,557	$14,369,131	$9,291,994	$13,894,255
Estimated orders under MSAs and short-term, non-fixed price contracts	7,167,967	16,941,667	7,938,953	16,214,164
Backlog	$16,618,524	$31,310,798	$17,230,947	$30,108,419
The increase in remaining performance obligations from December 31, 2023 to June 30, 2024 was primarily attributable to multiple new project awards, while the increase in backlog from December 31, 2023 to June 30, 2024 was primarily attributable to new project awards included in the Electric Power segment.

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
Cash Requirements and Capital Allocation
During the six months ended June 30, 2024, there were no material changes outside the ordinary course of business in the specified contractual obligations or changes to our capital allocation priorities as set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of the 2023 Annual Report. Subsequent to June 30, 2024, and as described below, we entered into, and borrowed the full amount available under, a new $400 million 90-day term loan facility, borrowed approximately $1.2 million under our commercial paper program and amended our credit facility. We anticipate that our future cash flows from operating activities, cash and cash equivalents on hand, existing borrowing capacity under our senior credit facility and commercial paper program and ability to access capital markets for additional capital will provide sufficient funds to enable us to meet our cash requirements for the next twelve months and over the longer term.
Significant Sources of Cash
Cash flow from operating activities is primarily influenced by demand for our services and operating margins but is also influenced by the timing of working capital needs associated with the various types of services that we provide. Our working capital needs may increase when we commence large volumes of work under circumstances where project costs are required to be paid before the associated receivables are billed and collected. Additionally, operating cash flows can be negatively impacted as a result of unpaid and delayed change orders and claims. Changes in project timing due to delays or accelerations and other economic, regulatory, market and political factors that may affect customer spending could also impact cash flow from operating activities. Further information with respect to our cash flow from operating activities is set forth below and in Note 16 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Our available commitments under our senior credit facility and cash and cash equivalents as of June 30, 2024 were as follows (in thousands):

June 30, 2024
Total capacity available for revolving loans, credit support for commercial paper program and letters of credit	$2,640,000
Less:
Borrowings of revolving loans	136,737
Letters of credit outstanding	249,210
Available commitments for revolving loans, credit support for commercial paper program and letters of credit	2,254,053
Plus:
Cash and cash equivalents (1)	518,140
Total available commitments under senior credit facility and cash and cash equivalents	$2,772,193
(1)    Further information with respect to our cash and cash equivalents is set forth below and in Note 15 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. This amount includes $258.8 million in jurisdictions outside of the U.S., principally in Canada and Australia. There are currently no legal or economic restrictions that would materially impede our ability to repatriate such cash.
In July 2024, we entered into, and borrowed the full amount available under, a $400.0 million 90-day term loan facility outside of our senior credit facility and utilized these borrowings, together with $1.2 billion of borrowings under our commercial paper program and cash on hand, in order to finance the acquisition of Cupertino, as well as pay certain related costs and expenses and working capital requirements. Shortly after the acquisition of Cupertino, approximately $215.0 million of the commercial paper borrowings were repaid with cash acquired in the acquisition.
On July 31, 2024, we amended our senior credit facility to, among other things, (i) increase the aggregate commitments for revolving loans from $2.64 billion to $2.80 billion and (ii) extend the maturity date for revolving loans under the senior credit facility from October 8, 2026 to July 31, 2029. For additional information regarding this short-term facility and the amendment to our senior credit facility, see Note 8 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
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

We are evaluating our longer-term debt financing options, and we may seek to access the capital markets from time to time to raise additional capital, increase liquidity as we deem necessary, refinance or extend the term of our existing indebtedness, fund acquisitions or otherwise fund our capital needs. While our financial strategy and consistent performance have allowed us to maintain investment grade ratings, our ability to access capital markets in the future depends on a number of factors, including our financial performance and financial position, our credit ratings, industry conditions, general economic conditions, our backlog, capital expenditure commitments, market conditions and market perceptions of us and our industry.
Sources and Uses of Cash, Cash Equivalents and Restricted Cash During the Six Months Ended June 30, 2024 and 2023
In summary, our cash flows for each period were as follows (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Net cash provided by operating activities	$629,267	$165,822
Net cash used in investing activities	$(589,260)	$(567,367)
Net cash (used in) provided by financing activities	$(806,298)	$336,294
Operating Activities
Net cash provided by operating activities of $629.3 million and $165.8 million in the six months ended June 30, 2024 and 2023 primarily reflected earnings adjusted for non-cash items and cash provided and used by the main components of working capital: “Accounts and notes receivable,” “Contract assets,” “Accounts payable and accrued expenses,” and “Contract liabilities.” Net cash provided by operating activities during the six months ended June 30, 2023 was negatively impacted by incremental working capital requirements and the timing of billings related to the large renewable transmission project in Canada as discussed further in Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
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
Days sales outstanding (DSO) represents the average number of days it takes revenues to be converted into cash, which management believes is an important metric for assessing liquidity. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets, less contract liabilities, and divided by average revenues per day during the quarter. DSO as of June 30, 2024 was 68 days, which was lower than DSO of 78 days as of June 30, 2023 and lower than our five-year historical average DSO of 82 days. This decrease in DSO as compared to June 30, 2023 was partially due to an increase in contract liabilities related to favorable billing terms on certain large projects and increased revenues in the six months ended June 30, 2024. Although the decrease in DSO had a positive impact on cash flow from operating activities, unapproved change orders included in contract assets from the aforementioned large renewable transmission project in Canada continued to negatively impact DSO and cash flow from operating activities as of and for the six months ended June 30, 2024.
Investing Activities
Net cash used in investing activities in the six months ended June 30, 2024 included $450.8 million related to acquisitions and $244.6 million of capital expenditures. Partially offsetting these items were $55.2 million of proceeds from the sale of, and insurance settlements related to, property and equipment; $29.2 million of proceeds from the sale of a non-integral equity investment and $28.7 million of proceeds from the disposition of a non-core business.
Net cash used in investing activities in the six months ended June 30, 2023 included $452.3 million related to acquisitions and $185.6 million of capital expenditures. Partially offsetting these items were $42.3 million of proceeds from the sale of non-

integral equity investments and $35.0 million of proceeds from the sale of, and insurance settlements related to, property and equipment.
See Overview above for a description of our acquisition of Cupertino subsequent to June 30, 2024.
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
Financing Activities
Net cash used in financing activities in the six months ended June 30, 2024 included $707.0 million of net repayments under our senior credit facility and commercial paper program, $77.8 million of payments to satisfy tax withholding obligations associated with stock-based compensation and the payment of $27.0 million of dividends.
Net cash provided by financing activities in the six months ended June 30, 2023 included $491.7 million of net borrowings under our senior credit facility and commercial paper program, partially offset by $110.8 million of payments to satisfy tax withholding obligations associated with stock-based compensation and the payment of $24.5 million of dividends.
See Sources of Cash above for a description of financing transactions related to our acquisition of Cupertino subsequent to June 30, 2024.
We expect to continue to utilize cash for similar financing activities in the future, including repayments of our outstanding debt, payment of cash dividends and repurchases of our common stock and/or debt securities. See Significant Sources of Cash above for information about additional financing activities subsequent to June 30, 2024.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2024. Our primary exposure to market risk relates to unfavorable changes in interest rates and currency exchange rates. Refer to the information on financial market risk related to changes in interest rates and foreign currency exchange rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our 2023 Annual Report.

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
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b), as such disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Evaluation of Internal Control over Financial Reporting
We acquired five businesses during the six months ended June 30, 2024. We are in the process of integrating these acquired businesses into our overall internal control over financial reporting process.
Except as noted above, there has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Unregistered Sales of Equity Securities
On April 18, 2024 and May 31, 2024, we completed acquisitions in which a portion of the consideration consisted of the unregistered issuance of shares of our common stock. The aggregate consideration for these acquisitions included 35,886 shares of our common stock, valued at $9.1 million as of the acquisition dates. Additionally, subsequent to June 30, 2024, we completed an acquisition on July 17, 2024, in which a portion of the consideration for the acquisition consisted of the unregistered issuance of shares of our common stock. The aggregate consideration paid at closing in this acquisition included 882,926 shares of our common stock.
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
Issuer Purchases of Equity Securities During the Second Quarter of 2024
The following table contains information about our purchases of equity securities during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
April 1 - 30, 2024
Open Market Stock Repurchases (1)	—	$—	—	$499,650,097
Tax Withholding Obligations (2)	1,011	$251.76	—
May 1 - 31, 2024
Open Market Stock Repurchases (1)	—	$—	—	$499,650,097
Tax Withholding Obligations (2)	928	$254.04	—
June 1 - 30, 2024
Open Market Stock Repurchases (1)	—	$—	—	$499,650,097
Tax Withholding Obligations (2)	1,553	$257.89	—
Total	3,492		—	$499,650,097

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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Insider Trading Arrangements
On June 3, 2024, the Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of Regulation S-K) previously adopted by Derrick A. Jensen, Executive Vice President of Quanta, terminated upon execution of all orders. Mr. Jensen’s plan provided for the sale of up to 30,000 shares of Quanta common stock through December 27, 2024.

Item 6.Exhibits.

Exhibit No.		Description
2.1
Agreement and Plan of Merger, dated as of July 17, 2024, by and among Quanta Services, Inc., Quanta Merger Sub, Inc., Cupertino Electric, Inc., Fortis Advisors LLC, as Securityholder Representative, and solely for the purposes of certain sections specified in the Merger Agreement, the Designated Company Shareholders and the Designated Company SAR Holders (previously filed as Exhibit 2.1 to Quanta’s Form 8-K filed July 22, 2024 and incorporated herein by reference)

3.1		Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.2 to Quanta’s Form 8-K filed May 31, 2024 and incorporated herein by reference)
3.2		Bylaws of Quanta Services, Inc., as amended and restated January 13, 2023 (previously filed as Exhibit 3.1 to Quanta’s Form 8-K filed January 19, 2023 and incorporated herein by reference)
10.1	*
Twelfth Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 10, 2024, among Quanta Services, Inc., as a borrower and the guarantor, certain subsidiaries of Quanta Services, Inc., as borrowers, the lenders party thereto and Bank of America, N.A., as Administrative Agent

10.2
Credit Agreement, dated as of July 16, 2024, by and among Quanta Services, Inc., as Borrower, the lenders party thereto and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.1 to Quanta’s Form 8-K filed July 22, 2024 and incorporated herein by reference)

10.3
Thirteenth Amendment to Fourth Amended and Restated Credit Agreement, dated as of July 31, 2024, among Quanta Services, Inc., as a borrower and the guarantor, certain subsidiaries of Quanta Services, Inc., as borrowers, the lenders party thereto and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.1 to Quanta’s Form 8-K filed August 1, 2024 and incorporated herein by reference)

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
The following financial statements from Quanta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and with detailed tags

104	*	The cover page from Quanta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101)
_______________________________________

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTA SERVICES, INC.

By:	/s/ PAUL M. NOBEL
Paul M. Nobel Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: August 1, 2024