Form 10-Q
period 2024-09-30
QUANTA SERVICES, INC.
filed 2024-10-31
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of October 28, 2024, the number of outstanding shares of Common Stock of the registrant was 147,611,595.

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
•The potential benefits from, and future financial and operational performance of, acquired businesses and our investments, including CEI (as defined herein);
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
•Potential unavailability or cancellation of third-party insurance coverage, as well as the exclusion of coverage for certain losses, potential increases in premiums and deductibles for coverage deemed beneficial to us, or the unavailability of coverage deemed beneficial to us at reasonable and competitive rates (e.g., coverage for wildfire events);
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$764,067	$1,290,248
Accounts receivable, net	5,149,915	4,410,829
Contract assets	1,328,833	1,413,057
Inventories	275,852	175,658
Prepaid expenses and other current assets	527,382	387,105
Total current assets	8,046,049	7,676,897
Property and equipment, net	2,649,467	2,336,943
Operating lease right-of-use assets	302,786	249,443
Other assets, net	619,139	565,625
Other intangible assets, net	1,966,689	1,362,412
Goodwill	5,282,170	4,045,905
Total assets	$18,866,300	$16,237,225
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$556,238	$535,202
Current portion of operating lease liabilities	94,685	77,995
Accounts payable and accrued expenses	3,999,027	3,061,242
Contract liabilities	1,875,388	1,538,677
Total current liabilities	6,525,338	5,213,116
Long-term debt, net of current maturities	4,131,843	3,663,504
Operating lease liabilities, net of current portion	224,282	186,996
Deferred income taxes	337,025	254,004
Insurance and other non-current liabilities	558,787	636,250
Total liabilities	11,777,275	9,953,870
Commitments and Contingencies
Equity:
Common stock, $0.00001 par value, 600,000,000 shares authorized, 176,593,875 and 173,949,011 shares issued, and 147,601,543 and 145,508,549 shares outstanding	2	2
Additional paid-in capital	3,405,112	3,002,652
Retained earnings	5,417,240	4,858,066
Accumulated other comprehensive loss	(305,049)	(282,945)
Treasury stock, 28,992,332 and 28,440,462 common shares	(1,446,688)	(1,305,534)
Total stockholders’ equity	7,070,617	6,272,241
Non-controlling interests	18,408	11,114
Total equity	7,089,025	6,283,355
Total liabilities and equity	$18,866,300	$16,237,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$6,493,167	$5,620,822	$17,119,373	$15,098,258
Cost of services	5,480,597	4,773,498	14,671,978	12,953,640
Gross profit	1,012,570	847,324	2,447,395	2,144,618
Equity in earnings of integral unconsolidated affiliates	14,015	11,707	34,935	30,697
Selling, general and administrative expenses	(483,878)	(386,538)	(1,318,574)	(1,155,261)
Amortization of intangible assets	(110,422)	(71,361)	(267,147)	(213,789)
Change in fair value of contingent consideration liabilities	(1,124)	(803)	(2,864)	(803)
Operating income	431,161	400,329	893,745	805,462
Interest and other financing expenses	(59,950)	(47,531)	(146,343)	(137,413)
Interest income	7,237	1,993	18,817	4,957
Other income (expense), net	2,994	(3,744)	29,493	7,541
Income before income taxes	381,442	351,047	795,712	680,547
Provision for income taxes	82,421	77,522	178,716	143,468
Net income	299,021	273,525	616,996	537,079
Less: Net income attributable to non-controlling interests	5,836	689	17,292	3,298
Net income attributable to common stock	$293,185	$272,836	$599,704	$533,781

Earnings per share attributable to common stock:
Basic	$1.99	$1.88	$4.09	$3.68
Diluted	$1.95	$1.83	$4.00	$3.59

Shares used in computing earnings per share:
Weighted average basic shares outstanding	147,394	145,455	146,639	145,118
Weighted average diluted shares outstanding	150,556	148,792	149,911	148,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$299,021	$273,525	$616,996	$537,079
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment income (loss)	17,694	(31,995)	(22,104)	(7,769)
Other comprehensive income	—	—	—	791
Other comprehensive income (loss), net of taxes	17,694	(31,995)	(22,104)	(6,978)
Comprehensive income	316,715	241,530	594,892	530,101
Less: Comprehensive income attributable to non-controlling interests	5,836	689	17,292	3,298
Comprehensive income attributable to common stock	$310,879	$240,841	$577,600	$526,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$616,996	$537,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	262,525	239,746
Amortization of intangible assets	267,147	213,789
Distributions, net of equity in earnings of unconsolidated affiliates	6,002	24,579
Deferred income tax (benefit) expense	(1,847)	14,302
Non-cash stock-based compensation	110,815	94,658
Other non-cash adjustments, net	(2,430)	(10,620)
Changes in assets and liabilities, net of non-cash transactions:
Accounts and notes receivable	(399,501)	(666,786)
Contract assets	154,425	(508,457)
Inventories	(50,732)	(3,759)
Prepaid expenses and other current assets	3,091	(104,956)
Accounts payable and accrued expenses and other non-current liabilities	331,260	776,496
Contract liabilities	77,205	(38,764)
Other assets and liabilities, net	(5,775)	5,107
Net cash provided by operating activities	1,369,181	572,414
Cash Flows from Investing Activities:
Capital expenditures	(457,093)	(325,397)
Proceeds from sale of and insurance settlements related to property and equipment	67,230	47,983
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(1,724,440)	(472,643)
Investments in unconsolidated affiliates and other	(72,609)	(6,505)
Proceeds from the sale or settlement of certain investments	29,239	42,277
Other, net	30,525	(8,039)
Net cash used in investing activities	(2,127,148)	(722,324)
Cash Flows from Financing Activities:
Borrowings under credit facility and commercial paper program	11,905,853	14,339,958
Payments under credit facility and commercial paper program	(12,696,895)	(14,136,313)
Net proceeds from notes offering	1,238,741	—
Payments related to tax withholding for share-based compensation	(140,625)	(113,409)
Payments of dividends	(40,769)	(36,059)
Other, net	(38,878)	(23,126)
Net cash provided by financing activities	227,427	31,051
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	4,267	(4,466)
Net decrease in cash, cash equivalents and restricted cash	(526,273)	(123,325)
Cash, cash equivalents and restricted cash, beginning of period	1,295,041	433,214
Cash, cash equivalents and restricted cash, end of period	$768,768	$309,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance, December 31, 2023	145,508,549	$2	$3,002,652	$4,858,066	$(282,945)	$(1,305,534)	$6,272,241	$11,114	$6,283,355
Other comprehensive loss	—	—	—	—	(30,740)	—	(30,740)	—	(30,740)
Acquisitions	250,539	—	51,768	—	—	—	51,768	—	51,768
Stock-based compensation activity	625,122	—	35,822	—	—	(77,351)	(41,529)	—	(41,529)
Dividends declared ($0.09 per share)	—	—	—	(13,477)	—	—	(13,477)	—	(13,477)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8,199)	(8,199)
Net income	—	—	—	118,360	—	—	118,360	7,731	126,091
Balance, March 31, 2024	146,384,210	$2	$3,090,242	$4,962,949	$(313,685)	$(1,382,885)	$6,356,623	$10,646	$6,367,269
Other comprehensive loss	—	—	—	—	(9,058)	—	(9,058)	—	(9,058)
Acquisitions	35,886	—	9,054	—	—	—	9,054	—	9,054
Stock-based compensation activity	23,935	—	37,119	—	—	(739)	36,380	—	36,380
Dividends declared ($0.09 per share)	—	—	—	(13,521)	—	—	(13,521)	—	(13,521)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(934)	(934)
Net income	—	—	—	188,159	—	—	188,159	3,725	191,884
Balance, June 30, 2024	146,444,031	$2	$3,136,415	$5,137,587	$(322,743)	$(1,383,624)	$6,567,637	$13,437	$6,581,074
Other comprehensive income	—	—	—	—	17,694	—	17,694	—	17,694
Acquisitions	930,973	—	230,240	—	—	—	230,240	—	230,240
Stock-based compensation activity	226,539	—	38,457	—	—	(63,064)	(24,607)	—	(24,607)
Dividends declared ($0.09 per share)	—	—	—	(13,532)	—	—	(13,532)	—	(13,532)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(865)	(865)
Net income	—	—	—	293,185	—	—	293,185	5,836	299,021
Balance, September 30, 2024	147,601,543	$2	$3,405,112	$5,417,240	$(305,049)	$(1,446,688)	$7,070,617	$18,408	$7,089,025

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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

1. BUSINESS AND ORGANIZATION, BASIS OF PRESENTATION AND ACCOUNTING POLICIES:
Quanta Services, Inc. (together with its subsidiaries, Quanta) is a leading provider of comprehensive infrastructure solutions for the electric and gas utility, renewable energy, technology, communications, pipeline and energy industries in the United States, Canada, Australia and select other international markets. We provide engineering, procurement, construction, upgrade and repair and maintenance services for infrastructure within each of these industries, including electric power transmission and distribution networks; substation facilities; wind and solar generation and transmission and battery storage facilities; electrical systems for data center, commercial and industrial facilities; communications and cable multi-system operator networks; gas utility systems; pipeline transmission systems and facilities; and downstream industrial facilities.
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
In November 2023, the FASB issued an update that, among other things, requires public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, provide an amount for other segment items by reportable segment and provide all segment disclosures required on an annual basis in interim periods. Additionally, the update requires entities to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted,

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

and retrospective application is required. Quanta expects that the adoption of this update will not significantly impact its segment disclosures.

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
The following tables present Quanta’s revenue disaggregated by contract type and by geographic location, as determined by the job location (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
By contract type:
Fixed price contracts	$3,725,174	57.4%	$2,718,921	48.4%	$9,489,949	55.4%	$6,950,697	46.0%
Unit-price contracts	1,769,369	27.2	1,803,764	32.1	4,830,577	28.2	4,998,787	33.1
Cost-plus contracts	998,624	15.4	1,098,137	19.5	2,798,847	16.4	3,148,774	20.9
Total revenues	$6,493,167	100.0%	$5,620,822	100.0%	$17,119,373	100.0%	$15,098,258	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
By primary geographic location:
United States	$5,871,453	90.4%	$4,816,825	85.8%	$15,573,776	91.1%	$12,766,092	84.6%
Canada	329,066	5.1	574,536	10.2	778,578	4.5	1,640,154	10.9
Australia	195,815	3.0	148,499	2.6	503,095	2.9	459,901	3.0
Others	96,833	1.5	80,962	1.4	263,924	1.5	232,111	1.5
Total revenues	$6,493,167	100.0%	$5,620,822	100.0%	$17,119,373	100.0%	$15,098,258	100.0%

Under fixed-price contracts, as well as unit-price contracts with more than an insignificant amount of partially completed units, revenue is recognized as performance obligations are satisfied over time, with the percentage of completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 61.4% and 58.3% of Quanta’s revenues recognized during the three months ended September 30, 2024 and 2023 were associated with this revenue recognition method, and 59.3% and 58.3% of Quanta’s revenues recognized during the nine months ended September 30, 2024 and 2023 were associated with this revenue recognition method.
Performance Obligations
As of September 30, 2024 and December 31, 2023, the aggregate transaction price allocated to unsatisfied or partially satisfied performance obligations was approximately $15.61 billion and $13.89 billion, with 68.4% and 66.9% expected to be recognized in the subsequent twelve months. These amounts represent management’s estimates of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work had not yet begun as of such dates. For purposes of calculating remaining performance obligations, Quanta includes all estimated revenues attributable to consolidated joint ventures and variable interest entities, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized, and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under MSAs and expected revenues under certain non-fixed price contracts.
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
As of September 30, 2024 and December 31, 2023, Quanta had recognized revenues of $738.2 million and $778.9 million related to unapproved change orders and claims included as contract price adjustments primarily in “Contract assets” in the accompanying consolidated balance sheets. These change orders and claims were in the process of being negotiated in the normal course of business and represent management’s estimates of additional contract revenues that have been earned and are probable of collection.
The largest component of the revenues recognized related to unapproved change orders and claims as of September 30, 2024 and December 31, 2023 is associated with a large renewable transmission project in Canada. During 2021 and 2022, decreased productivity and additional costs arose from delays, administrative requirements and labor issues due to the COVID-19 pandemic, including incremental governmental requirements and worksite restrictions. During 2023, additional costs arose from residual impacts associated with the aforementioned items, as well as work resequencing and acceleration, access delays, and logistical challenges and other issues outside of Quanta’s control. As of March 31, 2024, the project was substantially completed.
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
Revenues were positively impacted by 0.7% during both the three months ended September 30, 2024 and 2023 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to June 30, 2024 and 2023. Revenues were positively impacted by 0.3% during both the nine months ended September 30, 2024 and 2023 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2023 and 2022.
Operating results for the three months ended September 30, 2024 were impacted by less than 5% of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress as of June 30, 2024.
Operating results for the nine months ended September 30, 2024 were impacted by less than 5% of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress as of December 31, 2023. However, gross profit was negatively impacted by $38.8 million as a result of increased costs related to a large solar facility project in the United States and by $22.8 million as a result of decreased productivity associated with a large solar facility project in the United States (substantially incurred in the three months ended March 31, 2024).
Operating results for the three and nine months ended September 30, 2023 were impacted by less than 5% of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress as of June 30, 2023 and December 31, 2022.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Contract Assets and Liabilities
Contract assets and liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Contract assets	$1,328,833	$1,413,057
Contract liabilities	$1,875,388	$1,538,677
Contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; and recognized unapproved change orders and contract claims. The decrease in contract assets from December 31, 2023 to September 30, 2024 was primarily due to the completion of certain large projects and the corresponding billing of amounts previously recorded as contract assets, while the increase in contract liabilities was primarily due to recent acquisitions.
During the nine months ended September 30, 2024 and 2023, Quanta recognized revenue of approximately $1.35 billion and $991.3 million related to contract liabilities outstanding as of the end of each respective prior year.
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
Accounts receivable are written-off against the allowance for credit losses if they are deemed uncollectible.
Activity in Quanta’s allowance for credit losses consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Balance at beginning of period	$13,955	$13,908	$13,962	$15,644
Increase in provision for credit losses	1,588	181	1,859	5,428
Write-offs charged against the allowance net of recoveries of amounts previously written off	(1,962)	(146)	(2,240)	(7,129)
Balance at end of period	$13,581	$13,943	$13,581	$13,943

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The above activity relates to the largest risk pool Quanta utilizes for assessing credit loss. The second risk pool represents approximately 14% of Quanta’s consolidated financial instruments as of September 30, 2024 and did not have any allowance for credit loss or experience any credit loss during the periods presented. Quanta’s customers generally have high credit ratings. In addition, the customers in the second risk pool typically pre-approve invoices and often receive project financing.
Provision for credit losses is included in “Selling, general and administrative expenses” in the consolidated statements of operations.
Quanta is subject to concentrations of credit risk related primarily to its receivable position for services Quanta has performed for customers. Quanta grants credit under normal payment terms, generally without collateral. As of December 31, 2023, one customer within the Renewable Energy Infrastructure Solutions segment associated with the large renewable transmission project in Canada described above represented 10% of Quanta’s consolidated receivable position, which includes amounts related to contracts assets. No customer represented 10% or more of Quanta’s consolidated revenues for the three or nine months ended September 30, 2024 or 2023, and no customer represented 10% or more of Quanta’s consolidated receivable position as of September 30, 2024.
Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on Quanta’s experience in recent years, the majority of these retainage balances are expected to be collected within one year. Retainage balances with expected settlement dates within one year of September 30, 2024 and December 31, 2023 were $758.8 million and $610.0 million, which are included in “Accounts receivable.” Retainage balances with expected settlement dates beyond one year were $144.3 million and $78.7 million as of September 30, 2024 and December 31, 2023 and are included in “Other assets, net.”
Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date or when amounts arise from routine lags in billing. These balances do not include revenues recognized for work performed under fixed-price contracts and unit-price contracts with more than an insignificant amount of partially completed units, as these amounts are recorded as “Contract assets.” As of September 30, 2024 and December 31, 2023, unbilled receivables included in “Accounts receivable” were $993.3 million and $743.6 million. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $68.7 million and $58.6 million as of September 30, 2024 and December 31, 2023.

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
The following table sets forth segment revenues and segment operating income (loss) for the three and nine months ended September 30, 2024 and 2023. Operating margin is calculated by dividing operating income (loss) by revenues. The following table shows dollars in thousands:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Revenues:
Electric Power	$2,982,032	45.9%	$2,489,547	44.3%	$7,761,480	45.3%	$7,240,838	48.0%
Renewable Energy	2,251,855	34.7	1,746,636	31.1	5,870,411	34.3	4,144,304	27.4
Underground and Infrastructure	1,259,280	19.4	1,384,639	24.6	3,487,482	20.4	3,713,116	24.6
Consolidated revenues	$6,493,167	100.0%	$5,620,822	100.0%	$17,119,373	100.0%	$15,098,258	100.0%
Operating income (loss):
Electric Power (1)	$354,505	11.9%	$296,176	11.9%	$846,390	10.9%	$755,342	10.4%
Renewable Energy	221,509	9.8%	151,389	8.7%	459,076	7.8%	297,532	7.2%
Underground and Infrastructure	93,956	7.5%	123,764	8.9%	222,437	6.4%	292,544	7.9%
Corporate and Non-Allocated Costs (2)	(238,809)	(3.7)%	(171,000)	(3.0)%	(634,158)	(3.7)%	(539,956)	(3.6)%
Consolidated operating income	$431,161	6.6%	$400,329	7.1%	$893,745	5.2%	$805,462	5.3%
(1)    Includes equity in earnings of integral unconsolidated affiliates of $14.0 million and $11.7 million for the three months ended September 30, 2024 and 2023 and $34.9 million and $30.7 million for the nine months ended September 30, 2024 and 2023, primarily related to Quanta’s equity interest in LUMA Energy, LLC (LUMA).
(2)    Includes amortization expense of $110.4 million and $71.4 million and non-cash stock-based compensation of $38.2 million and $32.5 million for the three months ended September 30, 2024 and 2023. Includes amortization expense of $267.1 million and $213.8 million and non-cash stock-based compensation of $110.8 million and $94.6 million for the nine months ended September 30, 2024 and 2023.
Depreciation Expense
Separate measures of Quanta’s assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by management to evaluate segment performance. Certain of Quanta’s fixed assets are used on an interchangeable basis across its reportable segments. The following table sets forth depreciation expense by segment for the three and nine months ended September 30, 2024 and 2023. The table shows dollars in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Depreciation:
Electric Power	$42,120	$38,228	$122,775	$121,670
Renewable Energy	20,619	15,812	58,298	37,351
Underground and Infrastructure	21,414	23,940	64,144	63,575
Corporate and Non-Allocated Costs	5,826	3,508	17,308	17,150
Consolidated depreciation	$89,979	$81,488	$262,525	$239,746

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

5. ACQUISITIONS:
The results of operations of acquired businesses have been included in Quanta’s consolidated financial statements since their respective acquisition dates.
On July 17, 2024, Quanta completed the acquisition of Cupertino Electric, Inc. (CEI), which provides electrical infrastructure solutions, including engineering, procurement, project management, construction and modularization services, to the technology, renewable energy and infrastructure and commercial industries. CEI is located in the United States, and its results have been included in the Electric Power and Renewable Energy segments since the acquisition date. The consideration for the acquisition was approximately $1.66 billion paid or payable in cash (subject to certain adjustments and including payment for cash held by CEI as of the acquisition date) and 882,926 shares of Quanta common stock, which had a fair value of $216.3 million as of the acquisition date. The cash consideration paid or payable by Quanta, net of cash received from CEI, was $1.24 billion. Additionally, the former equity holders and award holders of CEI are eligible for a potential contingent consideration payment of up to $200.0 million based on exceeding certain financial performance targets during the three-year post-acquisition period beginning in January 2025. To the extent payable, Quanta, at its sole discretion, can pay up to 10% of any such contingent consideration amount in Quanta common stock. The final amount of consideration for the acquisition remains subject to certain post-closing adjustments, including with respect to net working capital (inclusive of cash) and certain assumed liabilities. As of July 17, 2024, the fair value of the contingent consideration liability was $96.1 million.
During the nine months ended September 30, 2024, Quanta also acquired seven additional businesses located in the United States, including: a business that provides specialty environmental solutions to industrial and petrochemical companies (primarily included in the Underground and Infrastructure segment); a business that specializes in testing, manufacturing and distributing safety equipment and supplies (primarily included in the Electric Power and Renewable Energy segments); a business that specializes in electrical infrastructure services for substations, data centers and governmental entities (primarily included in the Electric Power segment); a business that manufactures transmission and distribution equipment for the electric utility industry (primarily included in the Electric Power and Renewable Energy segments); a business that provides services and equipment related to aerial telecommunications infrastructure and networks (primarily included in the Electric Power segment); a business that provides services related to fiber optic networks (primarily included in the Electric Power segment); and a business that specializes in designing, manufacturing, and distributing liquid-filled power transformers for industrial and electrical companies and utilities (primarily included in the Electric Power and Renewable Energy segments). The consideration for these businesses consisted of approximately $537.8 million paid or payable in cash on the acquisition dates and 334,472 shares of Quanta common stock, which had a fair value of $74.8 million as of the acquisition dates. The final amount of consideration for these acquisitions remains subject to certain post-closing adjustments, including with respect to net working capital. As of the dates of the respective acquisitions, the fair value of the contingent consideration liabilities related to certain of these acquisitions was $29.2 million.
During the year ended December 31, 2023, Quanta acquired five businesses located in the United States, including: a business that provides services related to high-voltage transmission lines, overhead and underground distribution, emergency restoration and industrial and commercial wiring and lighting (primarily included in the Electric Power segment); a business that procures parts, assembles kits for sale, manages logistics and installs solar tracking equipment for utility and development customers (primarily included in the Renewable Energy segment); a business that provides concrete construction services (primarily included in the Electric Power and Renewable Energy segments); a business specializing in power studies, maintenance testing and commissioning primarily for utility and commercial customers (included in the Electric Power segment); and a business that manufactures power transformers for the electric utility, renewable energy, municipal power and industrial markets (included in the Electric Power and Renewable Energy segments). The consideration for certain of these transactions consisted of approximately $777.6 million paid or payable in cash (subject to certain adjustments) and 1,238,576 shares of Quanta common stock, which had a fair value of $158.9 million as of the dates of the acquisitions.
Additionally, the former owners of certain acquired businesses are eligible to receive potential payments of contingent consideration to the extent the acquired businesses achieve certain financial performance targets over specified post-acquisition periods.
Purchase Price Allocation
Quanta is finalizing its purchase price allocations, including the assignment of goodwill to its reporting units, related to certain businesses acquired subsequent to September 30, 2023, and further adjustments to the purchase price allocations may occur, with possible updates primarily related to intangible asset values, property and equipment values, certain contingent liabilities, tax estimates, and the finalization of closing working capital adjustments and other contractually agreed-upon adjustments to consideration. The aggregate consideration paid or payable for businesses acquired between September 30, 2023

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

and September 30, 2024 was allocated to acquired assets and assumed liabilities, which resulted in an allocation of $593.3 million to net tangible assets, $947.0 million to identifiable intangible assets and $1.38 billion to goodwill.
The following table summarizes the estimated fair value of total consideration transferred or estimated to be transferred and the fair value of assets acquired and liabilities assumed as of their respective acquisition dates as of September 30, 2024 for acquisitions completed in the nine months ended September 30, 2024 (in thousands):

	September 30, 2024
	CEI	All Others
Consideration:
Cash paid or payable	$1,655,373	$537,795
Value of Quanta common stock issued	216,264	74,797
Contingent consideration	96,086	29,166
Fair value of total consideration transferred or estimated to be transferred	$1,967,723	$641,758

Cash and cash equivalents	$414,705	$30,797
Accounts receivable	339,254	74,188
Contract assets	89,090	162
Inventories	—	49,806
Prepaid expenses and other current assets	29,997	12,432
Property and equipment	32,338	90,535
Operating lease right-of-use assets	33,032	25,429
Other assets	38,785	617
Identifiable intangible assets	656,000	213,573
Current maturities of long-term debt	(1,880)	(4,534)
Current portion of operating lease liabilities	(11,752)	(4,908)
Accounts payable and accrued liabilities	(311,469)	(68,832)
Contract liabilities	(222,538)	(34,454)
Long-term debt, net of current maturities	(3,719)	(4,436)
Operating lease liabilities, net of current portion	(21,101)	(20,522)
Deferred income taxes	(15,606)	(48,869)
Insurance and other non-current liabilities	(6,740)	(397)
Total identifiable net assets	1,038,396	310,587
Goodwill	929,327	331,171
Fair value of net assets acquired	$1,967,723	$641,758
Goodwill represents the amount by which the purchase price for an acquired business exceeds the net fair value of the assets acquired and liabilities assumed. The acquisitions completed during the nine months ended September 30, 2024 strategically expanded Quanta’s domestic renewable energy infrastructure solutions and electric power infrastructure solutions and communications service offerings, including electrical systems for data center, commercial and industrial facilities as well as Quanta’s domestic underground utility and infrastructure solutions, which Quanta believes contributes to the recognition of the goodwill. As of September 30, 2024, approximately $49.0 million of goodwill is expected to be deductible for income tax purposes related to acquisitions completed in the nine months ended September 30, 2024.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The fair value of customer relationships is estimated as of the date a business is acquired based on the value-in-use concept utilizing the income approach, specifically the multi-period excess earnings method. This method discounts to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals and estimated customer attrition rates. The fair value of backlog is estimated as of the acquisition date based upon the contractual nature of the backlog, discounted to present value. The fair value of trade names is estimated using the relief-from-royalty method of the income approach, which is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty for use of the trade name.
The following table summarizes the estimated fair values of identifiable intangible assets for the acquisitions completed in the nine months ended September 30, 2024 as of the acquisition dates and the related weighted average amortization periods by type (in thousands, except for weighted average amortization periods, which are in years).

	Nine Months Ended September 30, 2024
	CEI		All Others
	Estimated Fair Value	Amortization Period in Years	Estimated Fair Value	Weighted Average Amortization Period in Years
Customer relationships	$396,000	8.0	$167,486	7.0
Backlog	90,000	3.3	20,125	2.8
Trade names	170,000	15.0	20,242	14.9
Non-compete agreements	—	N/A	3,444	5.0
Patented rights, developed technology, process certifications and other	—	N/A	2,276	15.0
Total intangible assets subject to amortization	$656,000	9.2	$213,573	7.4
The significant estimates used by management in determining the fair values of customer relationship intangible assets include future revenues, margins, discount rates and customer attrition rates. The following table includes the discount rates and customer attrition rates used to determine the fair value of customer relationship intangible assets for businesses acquired during the nine months ended September 30, 2024 as of the respective acquisition dates:

	Nine Months Ended
	September 30, 2024
	Range	Weighted Average
Discount rates	15% to 24%	15%
Customer attrition rates	10% to 25%	11%
Contingent Consideration
As described above, certain business acquisitions have contingent consideration liabilities associated with the transactions. The aggregate fair value of outstanding contingent consideration liabilities for acquisitions completed prior to September 30, 2024 and their classification in the accompanying consolidated balance sheets is as follows (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable and accrued expenses	$157,843	$—
Insurance and other non-current liabilities	120,427	157,073
Total contingent consideration liabilities	$278,270	$157,073
Quanta’s aggregate contingent consideration liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, accretion in present value, changes in estimated fair value, the performance of acquired businesses in post-acquisition periods, the incremental impact on Quanta’s performance attributable to an acquired business and in certain cases, management discretion. These changes are reflected in “Change in fair value of contingent consideration liabilities” in the accompanying consolidated statements of operations.
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
All of Quanta’s outstanding contingent consideration liabilities are subject to a maximum payment amount, and the aggregate maximum payment amount of these liabilities for acquisitions completed prior to September 30, 2024 totaled $580.7 million as of September 30, 2024. During the nine months ended September 30, 2023, Quanta settled certain contingent consideration liabilities with cash payments of $5.0 million.
Pro Forma Results of Operations
The following unaudited supplemental pro forma results of operations for Quanta, which incorporate the acquisitions completed in the nine months ended September 30, 2024 and the year ended December 31, 2023, have been provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$6,595,666	$6,255,046	$18,310,917	$17,004,381
Net (loss) income attributable to common stock (1)	$(45,595)	$249,828	$221,476	$447,407
(1) The pro forma combined results of operations for the three and nine months ended September 30, 2024 include one-time acquisition-related expenses of $453.8 million ($335.8 million net of tax) for pre-acquisition transaction costs incurred by CEI, primarily related to the vesting and increase in value of stock appreciation rights as a result of the acquisition.
The pro forma combined results of operations for the three and nine months ended September 30, 2024 and 2023 were prepared by adjusting the historical results of Quanta to include the historical results of the businesses acquired in 2024 as if such acquisitions had occurred January 1, 2023. The pro forma combined results of operations for the three and nine months ended September 30, 2023 were prepared by further adjusting the historical results of Quanta to include the historical results of the business acquired in 2023 as if such acquisition had occurred January 1, 2022. These pro forma combined historical results were adjusted for the following: a reduction of interest and other financing expenses as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest and other financing expenses as a result of the cash consideration paid; an increase in amortization expense due to the intangible assets recorded; elimination of inter-company sales; and changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs incurred by Quanta or acquired businesses or any cost savings or other synergies that resulted or may result from the acquisitions.
Impact on Consolidated Results of Operations Related to Acquisitions
Included in Quanta’s condensed consolidated results of operations for the three months ended September 30, 2024 were revenues of $613.2 million and income before income taxes of $4.1 million, which included $40.3 million of amortization expense and $6.6 million of acquisition-related costs, related to the acquisitions completed in 2024. Included in Quanta’s condensed consolidated results of operations for the nine months ended September 30, 2024 were revenues of $757.5 million and a loss before income taxes of $9.7 million, which includes $52.1 million of amortization expense and $16.8 million of acquisition-related costs, related to the acquisitions completed in 2024. Included in Quanta’s condensed consolidated results of operations for the three months ended September 30, 2023 were revenues of $117.4 million and income before income taxes of $3.5 million, which included $7.3 million of amortization expense and $1.8 million of acquisition-related costs, related to the acquisitions completed in 2023. Included in Quanta’s condensed consolidated results of operations for the nine months ended September 30, 2023 were revenues of $354.0 million and income before income taxes of $0.3 million, which includes $22.3 million of amortization expense and $19.6 million of acquisition-related costs, related to the acquisitions completed in 2023.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6. INVESTMENTS IN AFFILIATES AND OTHER ENTITIES:
Equity Investments
The following table presents Quanta’s equity investments by type (in thousands):

	September 30, 2024	December 31, 2023
Equity method investments - integral unconsolidated affiliates	$98,823	$96,124
Equity method investments - non-integral unconsolidated affiliates	72,184	28,105
Non-marketable equity securities	64,015	53,868
Total equity investments	$235,022	$178,097
Equity Method Investments
During the three months ended September 30, 2024, Quanta acquired a 20.8% equity interest in a company building a scrap metal recycling steel rebar mill in the United States, which is expected to begin operating in 2025, for a purchase price of $60.0 million. Quanta’s investment is accounted for as an equity method investment and is considered to be a non-integral unconsolidated affiliate.
During the nine months ended September 30, 2024, Quanta sold a non-integral equity method investment and recognized a $12.6 million gain, $5.0 million of which was attributable to non-controlling interests. Also during the nine months ended September 30, 2024, Quanta received $35.4 million in cash related to the sale of this investment, $5.0 million of which was distributed to non-controlling interests.
During the three months ended December 31, 2022, Quanta entered into an agreement to sell a non-integral equity method investment. The transaction was subject to certain customary closing conditions that were satisfied in early 2023. As a result, a $25.9 million gain was recognized in the fourth quarter of 2022, $10.4 million of which was attributable to non-controlling interests. During the nine months ended September 30, 2023, Quanta received $58.5 million in cash related to the sale of this investment, $9.8 million of which was distributed to non-controlling interests.
As of September 30, 2024 and December 31, 2023, Quanta had receivables of $109.0 million and $96.4 million from its integral unconsolidated affiliates and payables of $25.8 million and $24.5 million to its integral unconsolidated affiliates. Quanta recognized revenues of $58.5 million and $54.4 million during the three months ended September 30, 2024 and 2023 and $175.2 million and $152.9 million during the nine months ended September 30, 2024 and 2023 from services provided to its integral unconsolidated affiliates, primarily related to services provided to LUMA at cost. In addition, during the three months ended September 30, 2024 and 2023, Quanta recognized costs of services of $114.2 million and $72.4 million for services provided to Quanta by other integral unconsolidated affiliates. During the nine months ended September 30, 2024 and 2023, Quanta recognized costs of services of $303.4 million and $107.3 million for services provided by other integral affiliates.
Total equity in earnings from integral unconsolidated affiliates was $14.0 million and $11.7 million for the three months ended September 30, 2024 and 2023 and $34.9 million and $30.7 million for the nine months ended September 30, 2024 and 2023. Total equity in losses from non-integral unconsolidated affiliates was $1.7 million and $1.0 million for the three months ended September 30, 2024 and 2023. Total equity in earnings from non-integral unconsolidated affiliates was $1.4 million and $1.1 million for the nine months ended September 30, 2024 and 2023. As of September 30, 2024, Quanta had $48.7 million of undistributed earnings related to unconsolidated affiliates.
The difference between Quanta’s carrying value and the underlying equity in the net assets of its equity investments is assigned to the assets and liabilities of the investment, giving rise to a basis difference, which was $27.8 million and $31.4 million as of September 30, 2024 and December 31, 2023. The amortization of the basis difference included in “Equity in earnings of integral unconsolidated affiliates” in the accompanying condensed consolidated statements of operations was $0.9 million and $1.5 million for the three months ended September 30, 2024 and 2023 and $3.6 million and $4.7 million for the nine months ended September 30, 2024 and 2023.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Amounts attributable to common stock:
Net income attributable to common stock	$293,185	$272,836	$599,704	$533,781
Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	147,394	145,455	146,639	145,118
Effect of dilutive unvested non-participating stock-based awards	3,162	3,337	3,272	3,631
Weighted average shares outstanding for diluted earnings per share attributable to common stock	150,556	148,792	149,911	148,749

8. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
0.950% Senior Notes due October 2024	$500,000	$500,000
4.750% Senior Notes due August 2027	600,000	—
2.900% Senior Notes due October 2030	1,000,000	1,000,000
2.350% Senior Notes due January 2032	500,000	500,000
5.250% Senior Notes due August 2034	650,000	—
3.050% Senior Notes due October 2041	500,000	500,000
Borrowings under senior credit facility (including Term Loan)	776,174	867,137
Borrowings under commercial paper program	—	705,900
Lease financing transactions	144,083	102,955
Other long-term debt	5,277	6,279
Finance leases	45,321	39,577
Unamortized discount and financing costs	(32,774)	(23,142)
Total long-term debt obligations	4,688,081	4,198,706
Less — Current maturities of long-term debt	556,238	535,202
Total long-term debt obligations, net of current maturities	$4,131,843	$3,663,504

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Senior Notes
Recent Issuance of Senior Notes. In August 2024, Quanta issued $1.25 billion aggregate principal amount of senior notes consisting of $600.0 million aggregate principal amount of 4.750% senior notes due August 2027 (the 2027 notes) and $650.0 million aggregate principal amount of 5.250% senior notes due August 2034 (the 2034 notes). The cumulative proceeds from the public offering of the 2027 notes and 2034 notes were $1.24 billion, net of the original issue discount, underwriting discounts and deferred financing costs, which were used to repay certain short-term and commercial paper borrowings that were utilized to acquire CEI.
As further specified by the terms of the senior notes and the indenture and supplemental indentures governing the senior notes (collectively, the Indenture), Quanta may redeem (i) all or a portion of the 2027 notes before the date that is one month prior to their maturity date, or (ii) all or a portion of the 2034 notes before the date that is three months prior to their maturity date, at a redemption price equal to the greater of (a) 100% of the principal amount of the senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest (as discounted to the redemption date), on the senior notes to be redeemed that would be due if such senior notes matured on the applicable date described above less interest accrued to the date of redemption plus, in either case, accrued and unpaid interest thereon to (but excluding) the redemption date. Quanta may redeem (i) all or a portion of the 2027 notes within one month of the maturity date, or (ii) all or a portion of 2034 notes within three months of the maturity date, at a redemption price equal to 100% of the principal amount of the senior notes being redeemed plus accrued and unpaid interest thereon to (but excluding) the redemption date.
Upon the occurrence of a Change of Control Triggering Event (as defined in the Indenture), unless Quanta has exercised its right to redeem the applicable series of 2027 notes and 2034 notes in full by giving irrevocable notice to the trustee, each holder of such 2027 notes and 2034 notes will have the right to require Quanta to purchase all or a portion of such holder’s 2027 notes and 2034 notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest.
The Indenture contains covenants that, among other things, limit Quanta’s ability to incur liens securing certain indebtedness, to engage in certain sale and leaseback transactions with respect to certain properties and to sell all or substantially all of Quanta’s assets or merge or consolidate with or into other companies. The Indenture also contains customary events of default.
All Senior Notes. The interest amounts due on Quanta’s senior notes on each payment date are set forth below (dollars in thousands):

Title of the Notes	Interest Amount	Payment Dates	Commencement Date
0.950% Senior Notes due October 2024 (1)	$2,375	April 1 and October 1	April 1, 2022
4.750% Senior Notes due August 2027	$14,250	February 9 and August 9	February 9, 2025
2.900% Senior Notes due October 2030	$14,500	April 1 and October 1	April 1, 2021
2.350% Senior Notes due January 2032	$5,875	January 15 and July 15	July 15, 2022
5.250% Senior Notes due August 2034	$17,063	February 9 and August 9	February 9, 2025
3.050% Senior Notes due October 2041	$7,625	April 1 and October 1	April 1, 2022
(1) Quanta repaid the $500.0 million aggregate principal amount of the 0.950% senior notes due October 2024 on October 1, 2024, and therefore no interest payments will be made after such date with respect to such notes.
The fair value of Quanta’s senior notes was $3.50 billion as of September 30, 2024, compared to a carrying value of $3.72 billion net of unamortized bond discount, underwriting discounts and deferred financing costs of $31.8 million. The fair value of the senior notes is based on the quoted market prices for the same issue, and the senior notes are categorized as Level 1 liabilities.
Senior Credit Facility
As of September 30, 2024, the credit agreement for Quanta’s senior credit facility provided for a $750.0 million term loan facility with a maturity date of October 8, 2026 and aggregate revolving commitments of $2.80 billion, with a maturity date of July 31, 2029. Borrowings under the senior credit facility and the applicable interest rates were as follows (dollars in

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Maximum amount outstanding	$1,262,736	$1,004,677	$1,262,736	$1,004,677
Average daily amount outstanding	$978,939	$965,022	$897,753	$928,318
Weighted-average interest rate	6.71%	6.70%	6.75%	6.39%
As of September 30, 2024, Quanta was in compliance with all of the financial covenants under the credit agreement.
On July 31, 2024, Quanta entered into an amendment to the credit agreement for its senior credit facility (the Amended Credit Agreement) that, among other things, (i) increased the aggregate commitments for revolving loans from $2.64 billion to $2.80 billion and (ii) extended the maturity date for revolving loans from October 8, 2026 to July 31, 2029. The amendment also (i) increased the limit on surety-backed letters of credit issued separate from the senior credit facility to $500.0 million at any one time outstanding and (ii) increased the cross-default threshold for other debt instruments to those exceeding $400.0 million in borrowings or availability. Additionally, on June 10, 2024, the senior credit facility was amended to establish Term CORRA (as defined in the Amended Credit Agreement) as the benchmark rate for borrowings denominated in Canadian dollars, in replacement of the CDOR Rate (as defined therein prior to giving effect to the amendment).
Term Loan. As of September 30, 2024, Quanta had $717.2 million outstanding under its term loan facility. The carrying amount of the term loan under Quanta’s senior credit facility approximates fair value due to its variable interest rate.
Revolving Loans. As of September 30, 2024, Quanta had $59.0 million of outstanding revolving loans under the senior credit facility, $30.3 million of which were denominated in Canadian dollars and $28.7 million of which were denominated in U.S. Dollars. The carrying amounts of the revolving borrowings under Quanta’s senior credit facility approximate fair value, as all revolving borrowings have a variable interest rate.
As of September 30, 2024, Quanta also had $226.1 million of letters of credit issued under the senior credit facility, of which $79.2 million were denominated in U.S. dollars and $146.9 million were denominated in currencies other than the U.S. dollar, primarily Australian and Canadian dollars. Additionally, available commitments for revolving loans under the senior credit facility must be maintained in order to provide credit support for notes issued under Quanta’s commercial paper program, and therefore such notes effectively reduce the available borrowing capacity under the senior credit facility.
As of September 30, 2024, $2.51 billion remained available under the senior credit facility for new revolving loans, letters of credit and support of the commercial paper program.
Commercial Paper Program
As of September 30, 2024, Quanta had no outstanding unsecured notes under its commercial paper program.
Borrowings under the commercial paper program and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Maximum amount outstanding	$1,415,000	$810,500	$1,415,000	$841,400
Average daily amount outstanding	$456,212	$627,877	$325,171	$624,476
Weighted-average interest rate	5.15%	5.95%	5.50%	5.79%
On July 17, 2024, Quanta utilized approximately $1.20 billion of borrowings under its commercial paper program, $400.0 million of borrowings under an additional term loan described below, and cash on hand, primarily to finance the cash portion of the acquisition of CEI and pay certain related costs and expenses and working capital requirements. As described above, the proceeds from the issuance of the 2027 notes and the 2034 notes were utilized to repay the $400.0 million additional term loan and certain commercial paper borrowings.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Additional Term Loan
In July 2024, Quanta entered into, and borrowed the full amount available under, a $400.0 million 90-day term loan facility outside of the senior credit facility for the purpose of financing a portion of the acquisition of CEI.
Quanta voluntarily prepaid the term loan borrowings, in whole without premium or penalty, in August 2024 with proceeds from the issuance of the 2027 notes and 2034 notes. The term loan facility bore interest at a rate equal to the Term SOFR (as defined in the credit agreement) plus 1.375%.
Additional Letters of Credit
As of September 30, 2024, Quanta had $572.3 million of letters of credit issued outside of its senior credit facility, which were denominated in U.S. dollars.

9. LEASES:
Quanta primarily leases land, buildings, vehicles, construction equipment and office equipment. The components of lease costs in the accompanying condensed consolidated statements of operations are as follows (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease cost	Classification	2024	2023	2024	2023
Finance lease cost:
Amortization of lease assets	Depreciation (1)	$2,915	$1,168	$8,709	$3,181
Interest on lease liabilities	Interest and other financing expenses	699	674	2,109	1,181
Lease financing transactions: (2)
Depreciation	Depreciation (1)	2,686	1,950	7,281	5,835
Interest	Interest and other financing expenses	4,645	3,171	12,437	10,029
Operating lease cost	Cost of services and Selling, general and administrative expenses	28,704	23,379	80,274	69,742
Short-term and variable lease cost (3)	Cost of services and Selling, general and administrative expenses	322,287	302,134	894,388	790,080
Total lease cost		$361,936	$332,476	$1,005,198	$880,048
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
Related party lease expense was $4.5 million for each the three months ended September 30, 2024 and 2023 and $14.0 million and $12.3 million for the nine months ended September 30, 2024 and 2023.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Future minimum lease payments for operating leases and finance leases were as follows (in thousands):

	As of September 30, 2024
	Operating Leases	Finance Leases	Total
Remainder of 2024	$29,144	$3,091	$32,235
2025	103,215	11,525	114,740
2026	81,722	10,566	92,288
2027	56,822	9,116	65,938
2028	36,266	7,717	43,983
Thereafter	47,790	6,688	54,478
Total future minimum payments related to operating leases and finance leases	354,959	48,703	403,662
Less imputed interest	(35,992)	(3,382)	(39,374)
Total	$318,967	$45,321	$364,288
Future minimum lease payments for short-term leases were $20.3 million as of September 30, 2024. As of September 30, 2024, Quanta also had minimum lease payments related to operating lease obligations of $20.9 million for leases that had not yet commenced as of such date, are expected to commence in 2024 and have lease terms of one to ten years. Additionally, as described above, certain of Quanta’s equipment rental agreements contain purchase options pursuant to which the purchase price is offset by a portion of the rental payments. The future payments related to these lease financing transactions totaled $106.4 million and comprise principal and interest payments.
The weighted average remaining lease terms (other than for short-term leases) and discount rates were as follows:

As of September 30, 2024
Weighted average remaining lease term (in years):
Operating leases	4.35
Finance leases	4.63
Weighted average discount rate:
Operating leases	5.0%
Finance leases	6.1%
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

10. INCOME TAXES:
Quanta’s effective tax rates for the three months ended September 30, 2024 and 2023 were 21.6% and 22.1%. The effective tax rate for the three months ended September 30, 2024 was favorably impacted by the recognition of a $25.3 million tax benefit that resulted from equity incentive awards vesting at a higher fair market value than their grant date fair value as compared to the recognition of $1.6 million associated with this tax benefit for the three months ended September 30, 2023. Quanta’s effective tax rates for the nine months ended September 30, 2024 and 2023 were 22.5% and 21.1%. The tax rates for the nine months ended September 30, 2024 and 2023 were favorably impacted by the recognition of $47.8 million and $34.0 million of benefits that resulted from equity incentive awards vesting at a higher fair market value than their grant date fair value. Additionally, the tax rates for the three and nine months ended September 30, 2023 were favorably impacted by a $22.7 million change in valuation allowance as described below.
Quanta regularly evaluates valuation allowances established for deferred tax assets (DTAs) for which future realization is uncertain, including in connection with changes in tax laws. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of DTAs is dependent upon the generation of future taxable income in the jurisdiction of the DTAs during the periods in which those temporary differences become deductible. Quanta considers projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

from these estimates, Quanta may not realize DTAs to the extent estimated. During the year ended December 31, 2022, Quanta recognized $91.5 million of unrealized losses on its investment in Starry Group Holdings, Inc. (Starry) and recorded a valuation allowance against such unrealized losses. On August 31, 2023, the equity securities of Starry held by Quanta were cancelled pursuant to an approved plan of reorganization pursuant to a bankruptcy proceeding. As a result, Quanta’s $91.5 million loss was realized, and the related $22.7 million valuation allowance was released during the three months ended September 30, 2023. This realized loss can be utilized to offset gains from tax years 2020 through 2023, and can be carried forward to offset future capital gains realized in tax years 2024 through 2028.
As of September 30, 2024, the total amount of unrecognized tax benefits relating to uncertain tax positions was $57.0 million, a net increase of $11.9 million from December 31, 2023, of which $7.4 million relates to positions expected to be taken in 2024 and $5.5 million resulted from positions taken by an acquired company in periods prior to the acquisition. These increases were partially offset by reductions due to the lapse in statute of limitations. Quanta’s consolidated federal income tax returns for tax years 2017, 2018, and 2021 through 2023 remain open to examination by the IRS, as the applicable statute of limitations periods have not yet expired. Additionally, various state and foreign tax returns filed by Quanta and certain subsidiaries for multiple periods remain under examination by various U.S. state and foreign tax authorities. Quanta does not consider any U.S. state in which it does business to be a major tax jurisdiction. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $11.3 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.

11. EQUITY:
Stock Repurchases
On May 23, 2023, Quanta’s Board of Directors approved a stock repurchase program that authorizes Quanta to purchase, from time to time through June 30, 2026, up to $500 million of its outstanding common stock. As of September 30, 2024, $499.7 million remained available under this repurchase program.
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
Dividends
Quanta declared and paid the following cash dividends and cash dividend equivalents during 2023 and the first nine months of 2024 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
August 28, 2024	October 1, 2024	October 11, 2024	$0.09	$13,532
May 23, 2024	July 1, 2024	July 12, 2024	$0.09	$13,521
March 28, 2024	April 9, 2024	April 17, 2024	$0.09	$13,477
December 5, 2023	January 2, 2024	January 12, 2024	$0.09	$13,412
August 30, 2023	October 2, 2023	October 13, 2023	$0.08	$12,430
May 23, 2023	July 3, 2023	July 14, 2023	$0.08	$11,893
March 29, 2023	April 10, 2023	April 18, 2023	$0.08	$12,100

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

12. STOCK-BASED COMPENSATION:
Restricted Stock Units (RSUs) to be Settled in Common Stock
A summary of the activity for RSUs to be settled in common stock for the nine months ended September 30, 2024 and 2023 is as follows (RSUs in thousands):

	2024		2023
	RSUs	Weighted Average Grant Date Fair Value (Per Unit)	RSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	2,548	$104.76	3,263	$78.74
Granted	812	$241.38	667	$161.42
Vested	(1,107)	$82.61	(1,199)	$66.14
Forfeited	(126)	$158.16	(119)	$114.47
Unvested at September 30	2,127	$165.61	2,612	$104.39
The approximate fair value of RSUs that vested during the nine months ended September 30, 2024 and 2023 was $282.2 million and $194.6 million.
During the nine months ended September 30, 2024 and 2023, Quanta recognized $83.6 million and $70.5 million of non-cash stock compensation expense related to RSUs to be settled in common stock. As of September 30, 2024, there was $232.7 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.91 years.
Performance Stock Units (PSUs) to be Settled in Common Stock
A summary of the activity for PSUs to be settled in common stock for the nine months ended September 30, 2024 and 2023 is as follows (PSUs in thousands):

	2024		2023
	PSUs	Weighted Average Grant Date Fair Value (Per Unit)	PSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	491	$129.70	733	$65.39
Granted	109	$263.34	177	$174.50
Vested	(175)	$96.45	(413)	$35.12
Forfeited	—	N/A	(6)	$101.66
Unvested at September 30	425	$177.69	491	$129.70
The Monte Carlo simulation valuation methodology applied the following key inputs:

	2024	2023
Valuation date price based on March 4, 2024 and March 9, 2023 closing stock prices of Quanta common stock	$243.34	$160.55
Expected volatility	33%	35%
Risk-free interest rate	4.43%	4.62%
Term in years	2.83	2.81
During the nine months ended September 30, 2024 and 2023, Quanta recognized $27.2 million and $24.2 million of non-cash stock compensation expense related to PSUs to be settled in common stock. As of September 30, 2024, there was an estimated $40.5 million of total unrecognized compensation expense related to unearned and unvested PSUs. This amount is based on forecasted attainment of performance metrics and estimated forfeitures of unearned and unvested PSUs. The compensation expense related to outstanding PSUs can vary from period to period based on changes in forecasted achievement of established performance goals and the total number of shares of common stock that Quanta anticipates will be issued upon vesting of such PSUs. This cost is expected to be recognized over a weighted average period of 1.80 years.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

During the nine months ended September 30, 2024 and 2023, 0.3 million and 0.7 million shares of common stock were issued in connection with earned and vested PSUs. The approximate fair values of PSUs earned and vested during the nine months ended September 30, 2024 and 2023 were $75.4 million and $115.5 million, respectively.

13. EMPLOYEE BENEFIT PLANS:
Deferred Compensation Plans
Quanta maintains non-qualified deferred compensation plans under which eligible directors and key employees may defer their receipt of certain cash compensation and/or the settlement of certain stock-based awards. As of September 30, 2024 and December 31, 2023, the liability related to deferred cash compensation under these plans, including amounts contributed by Quanta, was $110.3 million and $88.9 million, the majority of which was included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheets. Additionally, as of September 30, 2024 and December 31, 2023, the settlement and issuance of 170,990 and 174,079 shares of common stock underlying certain stock-based awards had been deferred under these plans, and such issuances are scheduled to occur in future periods.
To provide for future obligations related to deferred cash compensation under these plans, Quanta has invested in corporate-owned life insurance (COLI) policies covering certain participants in the deferred compensation plans, the underlying investments of which are intended to be aligned with the investment alternatives elected by plan participants. The COLI assets are recorded at their cash surrender value, which is considered their fair market value, and as of September 30, 2024 and December 31, 2023, the fair market values were $103.5 million and $83.4 million and were included in “Other assets, net” in the accompanying condensed consolidated balance sheets. The level of inputs for these fair value measurements is Level 2.
Changes in the fair market value of Quanta’s COLI assets and deferred compensation liabilities largely offset and are recorded in the accompanying statements of operations as follows (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Classification	Change in fair market value of	2024	2023	2024	2023
(Loss) gain included in Selling, general and administrative expenses	Deferred compensation liabilities	$(5,539)	$2,262	$(14,087)	$(5,646)
Other income (expense), net	COLI assets	$5,175	$(3,106)	$13,026	$3,774

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
In May 2019, Redes filed for arbitration before the Court of International Arbitration of the International Chamber of Commerce (ICC) against PRONATEL and the MTC. In the arbitration, Redes claimed that PRONATEL: breached and wrongfully terminated the contracts; wrongfully executed the advance payment bonds and the performance bonds; and was not entitled to the alleged amount of liquidated damages. In August 2022, Redes received the decision of the arbitration tribunal, which unanimously found in favor of Redes in connection with its claims and ordered, among other things, (i) repayment of the amounts collected by PRONATEL under the advance payment bonds and the performance bonds; (ii) payment of amounts owed for work completed by Redes under the contracts; (iii) payment of lost income in connection with Redes’ future operation and maintenance of the networks; and (iv) payment of other related costs and damages to Redes as a result of the breach and improper termination of the contracts (including costs related to the execution of the bonds, costs related to the transfer of the networks and legal and expert fees). Accordingly, the arbitration tribunal awarded Redes approximately $177 million. In addition, per the terms of the arbitration decision, interest will accrue on any amount owed pursuant to this award up to the date of payment.
The decision of the arbitration tribunal is final, with limited grounds on which PRONATEL and the MTC may seek to annul the decision in Peruvian courts. In December 2022, Redes filed an enforcement proceeding with respect to each project contract to secure recovery of the arbitration award, and PRONATEL and the MTC filed an annulment proceeding with respect to each project contract. The enforcement and annulment proceedings were filed with different commercial courts in Lima, Peru. During 2023 and 2024, Redes received favorable rulings in each of the enforcement proceedings and each of the annulment proceedings, and the grounds for annulment were rejected; however, PRONATEL and the MTC are pursuing, and are expected to continue to pursue, certain remaining legal challenges to such rulings. We expect these remaining legal challenges will be resolved in 2025 or 2026.
In December 2022 and January 2023, following the favorable arbitration ruling, Quanta received $107 million pursuant to coverage under insurance policies for the improper collection by PRONATEL and the MTC of the advance payment and performance bonds and for nonpayment by PRONATEL and the MTC of amounts owed for work completed by Redes. Additionally, while PRONATEL and the MTC are continuing to pursue their remaining legal challenges, in October 2024, in compliance with the ICC arbitration award, Quanta received approximately $112 million, previously held in escrow by a Peruvian bank, in connection with repayment for amounts collected by PRONATEL for the advance payment and performance bonds. Per the terms of the insurance policies mentioned above, Quanta is required to remit $107 million to the insurers as amounts are collected. Quanta is continuing to pursue collection of the remaining amount owed under the ICC arbitration award.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Quanta also reserves the right to seek full compensation for the loss of its investment under applicable legal regimes, including investment treaties and customary international law, as well as to seek resolution through direct discussions with PRONATEL or the MTC. In connection with these rights, in May 2020 Quanta’s Dutch subsidiary delivered to the Peruvian government an official notice of dispute arising from the termination of the contracts and related acts by PRONATEL (which are attributable to Peru) under the Agreement on the Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the Republic of Peru (Investment Treaty). The Investment Treaty protects Quanta’s subsidiary’s indirect ownership stake in Redes and the project, and provides for rights and remedies distinct from the ICC arbitration. In December 2020, Quanta’s Dutch subsidiary filed a request for the institution of an arbitration proceeding against Peru with the International Centre for Settlement of Investment Disputes (ICSID) related to Peru’s breach of the Investment Treaty, which was registered by ICSID in January 2021. In the ICSID arbitration, Quanta’s Dutch subsidiary claims, without limitation, that Peru: (i) treated the subsidiary’s investment in Redes and the project unfairly and inequitably; and (ii) effectively expropriated the subsidiary’s investment in Redes and the project. In addition, Quanta’s Dutch subsidiary is seeking full compensation for all damages arising from Peru’s actions, including but not limited to (i) the fair market value of the investment and/or lost profits; (ii) attorneys’ fees and arbitration costs; (iii) other related costs and damages and (iv) pre- and post-award interest. The ICSID arbitration hearing on the merits occurred in the second quarter of 2023 and a decision is currently expected in the first half of 2025.
Quanta believes Redes is entitled to all amounts awarded by the ICC arbitration tribunal, and that its Dutch subsidiary is entitled to other amounts associated with the pending ICSID arbitration proceeding. Quanta and Redes intend to vigorously pursue recovery of the remaining amounts awarded by the ICC arbitration tribunal and take additional legal actions deemed necessary to enforce the ICC arbitration decision. However, due to the inherent uncertainty involved with, among other things, the challenges to the annulment decisions, enforcement and related proceedings, the ultimate timing and conclusion with respect to collection of the remaining amounts of the ICC arbitration award remains unknown.
As a result of the contract terminations and the inherent uncertainty involved in arbitration proceedings and recovery of amounts owed, during the three months ended June 30, 2019, Quanta recorded a charge to earnings of $79.2 million, which included a reduction of previously recognized earnings on the project, a reserve against a portion of the project costs incurred through the project termination date, an accrual for a portion of the alleged liquidated damages, and the estimated costs to complete the project turnover and close out the project. Quanta also initially recorded a contract receivable of approximately $120 million related to the project during the three months ended June 30, 2019, which includes the amounts collected by PRONATEL through exercise of the advance payment bonds and performance bonds. As of September 30, 2024, the total amount of the receivable was not changed, however approximately $112 million of such receivable was reclassified to a current asset during the three months ended September 30, 2024, and is included in “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of September 30, 2024. The remaining approximately $8 million of the receivable is included in “Other assets, net” in the accompanying consolidated balance sheet as of September 30, 2024. Additionally, with respect to the amounts received pursuant to coverage under the insurance policies described above, the $107 million owed pursuant to the insurance policies was reclassified to a current liability during the three months ended September 30, 2024 and is included in “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheet as of September 30, 2024.
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
Silverado Wildfire Matter
During 2022 and 2023, two of Quanta’s subsidiaries received tenders of defense and demands for preservation of evidence from Southern California Edison Company (SCE) related to lawsuits filed from April 2021 through September 2024 against SCE and T-Mobile USA, Inc. (T-Mobile) in the Superior Court of California, County of Orange. The lawsuits generally assert property damage and related claims on behalf of certain individuals and subrogation claims on behalf of insurers relating to damages caused by a wildfire that began in October 2020 in Orange County, California (the Silverado Fire) and that is purported to have damaged approximately 13,000 acres. The lawsuits allege the Silverado Fire originated from utility poles in the area, generally claiming that each defendant failed to adequately maintain, inspect, repair or replace its overhead facilities, equipment and utility poles and remove vegetation in the vicinity; that the utility poles were overloaded with equipment from shared usage; and that SCE failed to de-energize its facilities during red flag warnings for a Santa Ana wind event. The lawsuits

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

allege the Silverado Fire started when SCE and T-Mobile equipment contacted each other and note the Orange County Fire Department is investigating whether a T-Mobile lashing wire contacted an SCE overhead primary conductor in high winds. T-Mobile has filed cross-complaints against SCE alleging, among other things, that the ignition site of the Silverado Fire encompassed two utility poles replaced by SCE or a third party engaged by SCE, and that certain equipment, including T-Mobile’s lashing wire, was not sufficiently re-secured after the utility pole replacements. One of Quanta’s subsidiaries performed planning and other services related to the two utility poles, and another Quanta subsidiary replaced the utility poles and reattached the electrical and telecommunication equipment to the new utility poles in March 2019, approximately 19 months before the Silverado Fire. Pursuant to the general terms of a master services agreement and a master consulting services agreement between the Quanta subsidiaries and SCE, the subsidiaries agreed to defend and indemnify SCE against certain claims arising with respect to performance or nonperformance under the agreements. The SCE tender letters seek contractual indemnification and defense from Quanta’s subsidiaries for the claims asserted against SCE in the lawsuits and the T-Mobile cross-complaints.
Quanta’s subsidiaries intend to vigorously defend against the lawsuits, the T-Mobile cross-complaints and any other claims asserted in connection with the Silverado Fire. Quanta will continue to review additional information in connection with this matter as litigation and resolution efforts progress, and any such information may potentially allow Quanta to determine an estimate of potential loss, if any. As of September 30, 2024, Quanta had not recorded an accrual with respect to this matter, and Quanta is currently unable to reasonably estimate a range of reasonably possible loss, if any, because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability. Quanta also believes that to the extent its subsidiaries are determined to be liable for any damages resulting from this matter, its insurance would be applied to any such liabilities over its deductible amount and its insurance coverage would be adequate to cover such potential liabilities. However, the ultimate amount of any potential liability and insurance coverage in connection with this matter remains subject to uncertainties associated with pending and potential future litigation.
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
As of September 30, 2024 and December 31, 2023, the gross amount accrued for employer’s liability, workers’ compensation, auto liability, general liability, and group health claims totaled $413.6 million and $351.7 million, of which $265.7 million and $229.2 million are included in “Insurance and other non-current liabilities,” and the remainder is included in “Accounts payables and accrued expenses.” Related insurance recoveries/receivables as of September 30, 2024 and December 31, 2023 were $5.3 million and $4.9 million, of which $0.8 million and $0.3 million are included in “Prepaid expenses and other current assets” and $4.5 million and $4.6 million are included in “Other assets, net.”
Bonds
As of September 30, 2024, the total amount of the outstanding performance bonds was estimated to be approximately $8.6 billion. Quanta’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation.
Capital Commitments and Other Committed Expenditures
As of September 30, 2024, Quanta had $74.0 million of outstanding capital commitments associated with investments in unconsolidated affiliates, the majority of which relates to a limited partnership interest in a fund that targets investments in certain portfolio companies that operate businesses related to the transition to a reduced-carbon economy.
As of September 30, 2024, Quanta had $93.4 million of unfilled production orders primarily related to its fleet of vehicles, which have expected delivery dates during the remainder of 2024 and $31.7 million which have expected delivery dates during 2025, in order to accommodate manufacturer lead times on certain types of vehicles. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta anticipates that the majority of these orders will be assigned to third party leasing companies and made available under certain master equipment lease agreements, thereby releasing Quanta from its capital commitments.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

15. DETAIL OF CERTAIN ACCOUNTS:
Cash and Cash Equivalents
As of September 30, 2024 and December 31, 2023, cash equivalents were $540.4 million and $610.8 million and consisted primarily of money market investments, money market mutual funds and short-term deposits.
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

	September 30, 2024	December 31, 2023
Cash and cash equivalents held by domestic joint ventures	$67,784	$41,427
Cash and cash equivalents held by foreign joint ventures	10,687	10,968
Total cash and cash equivalents held by joint ventures	78,471	52,395
Cash and cash equivalents held by captive insurance company	19,319	19,088
Cash and cash equivalents not held by joint ventures or captive insurance company	666,277	1,218,765
Total cash and cash equivalents	$764,067	$1,290,248
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable, trade	$2,317,040	$2,027,588
Accrued compensation and related expenses	725,114	526,221
Other accrued expenses	956,873	507,433
Accounts payable and accrued expenses	$3,999,027	$3,061,242
Other accrued expenses primarily include accrued insurance liabilities as well as income and franchise taxes payable as of December 31, 2023. The amount as of September 30, 2024 also includes the current portion of contingent consideration as further described in Note 5 and the $107 million liability related to the Peru project dispute as further described in Note 14.
Property and Equipment
Accumulated depreciation related to property and equipment was $1.93 billion and $1.82 billion as of September 30, 2024 and December 31, 2023. In addition, Quanta held property and equipment, net of $196.3 million and $245.7 million in foreign countries, primarily Canada, as of September 30, 2024 and December 31, 2023.
Other Intangible Assets
Accumulated amortization related to other intangible assets was $1.57 billion and $1.31 billion as of September 30, 2024 and December 31, 2023.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

16. SUPPLEMENTAL CASH FLOW INFORMATION:
Reconciliations of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows are as follows (in thousands):

	September 30,
	2024	2023
Cash and cash equivalents	$764,067	$305,355
Restricted cash included in “Prepaid expenses and other current assets” (1)	3,337	3,393
Restricted cash included in “Other assets, net” (1)	1,364	1,141
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$768,768	$309,889
(1)    Restricted cash includes any cash that is legally restricted as to withdrawal or usage.

	December 31,
	2023	2022
Cash and cash equivalents	$1,290,248	$428,505
Restricted cash included in “Prepaid expenses and other current assets” (1)	3,652	3,759
Restricted cash included in “Other assets, net” (1)	1,141	950
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$1,295,041	$433,214
(1)    Restricted cash includes any cash that is legally restricted as to withdrawal or usage.
Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$(81,625)	$(71,504)
Operating cash flows used by finance leases	$(2,109)	$(1,181)
Financing cash flows used by finance leases	$(7,542)	$(1,680)
Lease assets obtained in exchange for lease liabilities:
Operating leases	$78,594	$81,101
Finance leases	$3,447	$27,801
Lease financing transaction assets obtained in exchange for lease financing transaction liabilities	$48,478	$27,584
Additional supplemental cash flow information is as follows (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Cash (paid) received during the period for:
Interest paid	$(118,955)	$(113,440)
Income taxes paid	$(119,421)	$(171,210)
Income tax refunds	$3,359	$5,244
Accrued capital expenditures were $26.7 million and $21.3 million as of September 30, 2024 and 2023. The impact of these items has been excluded from Quanta’s capital expenditures in the accompanying condensed consolidated statements of cash flows due to their non-cash nature.

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

Overview
Our third quarter 2024 results reflect increased demand for our services, as consolidated revenue and operating income increased as compared to the third quarter of 2023, primarily due to increased revenues and operating income for our Renewable Energy Infrastructure Solutions (Renewable Energy) segment.
With respect to our Electric Power Infrastructure Solutions (Electric Power) segment, utilities are continuing to invest significant capital in their electric power delivery systems through multi-year grid modernization and reliability programs, as well as system upgrades and hardening programs in response to recurring severe weather events. We have also experienced high demand for new and expanded transmission, substation and distribution infrastructure needed to reliably transport power. In particular, we continue to experience strong demand from our utility customers, which we believe is driven by increasing demand for electricity associated with, among other things, data centers and other technology-related dynamics, domestic manufacturing reshoring initiatives and overall electrification trends. Our acquisition of Cupertino Electric Inc. (CEI) has also created additional demand for our critical path electrical design and installation solutions from the technology and data center industry.
With respect to our Renewable Energy segment, the transition to a reduced-carbon economy as well as a meaningful increase in current and forecasted electricity demand is continuing to drive demand for renewable generation and related infrastructure (e.g., high-voltage electric transmission and substation infrastructure), as well as interconnection services necessary to connect and transmit renewable-generated electricity to existing electric power delivery systems. Despite these positive longer-term trends, during 2022 and into 2023, the timing of certain projects within this segment were negatively impacted by supply chain challenges that resulted in delays and shortages of, and increased costs for, materials necessary for certain projects, particularly sourcing restrictions related to solar panels necessary for the utility-scale solar industry and delays in availability of power transformers impacting the electric power and renewable energy industries. While certain challenges associated with solar panel sourcing improved during 2023, we could experience and continue to monitor other potential supply chain challenges that could impact the availability and/or cost of renewable infrastructure project components, including solar generation components, in future periods.
With respect to our Underground Utility and Infrastructure Solutions (Underground and Infrastructure) segment, during the third quarter of 2024, operating income margin was negatively impacted by cost absorption pressures across our gas operations in the United States and project delays for our industrial operations along the U.S. Gulf Coast due to Hurricanes Beryl and Francine. We continue to believe the market for our industrial solutions and gas utility and pipeline integrity services remains solid given the recurring critical-path maintenance requirements and regulated spend dedicated to modernizing systems, reducing methane emissions, ensuring environmental compliance and improving safety and reliability. Additionally, revenues associated with large pipeline projects have decreased in 2024 as compared to 2022 and 2023, and we anticipate that revenues associated with these projects will continue to fluctuate.
During the nine months ended September 30, 2024, increased revenues and operating income contributed to $1.37 billion of net cash provided by operating activities, a 139% increase compared to the nine months ended September 30, 2023, which allowed us to execute our business plan, including the strategic acquisition of certain businesses, for which we utilized $1.72 billion of cash, net of cash acquired, and the payment of $40.8 million in dividends associated with our common stock. Additionally, as of September 30, 2024, available commitments under our senior credit facility, combined with our cash and cash equivalents, totaled $3.28 billion.
Additionally, we entered into certain debt financing arrangements in connection with our acquisition of CEI. In July 2024, we entered into, and borrowed the full amount available under a $400.0 million 90-day term loan facility outside of the senior credit facility and utilized these borrowings, together with $1.20 billion of borrowings under our commercial paper program and cash on hand, primarily to finance the cash portion of the acquisition of CEI and pay certain related costs and expenses and working capital requirements. In August 2024, we received net proceeds from the issuance of senior notes of $1.24 billion, net of the original issue discount, underwriting discounts and deferred financing costs, which were used to repay certain borrowings that were utilized to acquire CEI. Additionally, on October 1, 2024, we repaid the $500.0 million aggregate principal amount of our 0.950% senior notes. These debt financing arrangements are more fully described in Note 8 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
We expect the strong demand for our services will continue. Our remaining performance obligations and backlog were $15.61 billion and $33.96 billion as of September 30, 2024, representing increases of 12.3% and 12.8% relative to December 31, 2023. For a reconciliation of backlog to remaining performance obligations, the most comparable financial measure prepared in conformity with generally accepted accounting principles in the United States (GAAP), see Non-GAAP Financial Measures below.

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

Results of Operations
Consolidated Results
Three months ended September 30, 2024 compared to the three months ended September 30, 2023
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands).

	Three Months Ended September 30,				Change
	2024		2023		$	%
Revenues	$6,493,167	100.0%	$5,620,822	100.0%	$872,345	15.5%
Cost of services	5,480,597	84.4	4,773,498	84.9	707,099	14.8%
Gross profit	1,012,570	15.6	847,324	15.1	165,246	19.5%
Equity in earnings of integral unconsolidated affiliates	14,015	0.2	11,707	0.2	2,308	19.7%
Selling, general and administrative expenses	(483,878)	(7.5)	(386,538)	(6.9)	(97,340)	25.2%
Amortization of intangible assets	(110,422)	(1.7)	(71,361)	(1.3)	(39,061)	54.7%
Change in fair value of contingent consideration liabilities	(1,124)	—	(803)	—	(321)	40.0%
Operating income	431,161	6.6	400,329	7.1	30,832	7.7%
Interest and other financing expenses	(59,950)	(0.9)	(47,531)	(0.8)	(12,419)	26.1%
Interest income	7,237	0.1	1,993	—	5,244	263.1%
Other income (expense), net	2,994	0.1	(3,744)	(0.1)	6,738	*
Income before income taxes	381,442	5.9	351,047	6.2	30,395	8.7%
Provision for income taxes	82,421	1.3	77,522	1.3	4,899	6.3%
Net income	299,021	4.6	273,525	4.9	25,496	9.3%
Less: Net income attributable to non-controlling interests	5,836	0.1	689	—	5,147	747.0%
Net income attributable to common stock	$293,185	4.5%	$272,836	4.9%	$20,349	7.5%
* The percentage change is not meaningful.
Revenues. Revenues increased due to a $505.2 million increase in revenues from our Renewable Energy segment and a $492.5 million increase in revenues from our Electric Power segment, partially offset by a $125.4 million decrease in revenues from our Underground and Infrastructure segment. See Segment Results below for additional information and discussion related to segment revenues.
Cost of services. Costs of services primarily includes wages, benefits, subcontractor costs, materials, equipment, and other direct and indirect costs, including related depreciation. The increase in cost of services generally correlates to the increase in revenues.
Selling, general and administrative expenses. The increase was primarily attributable to a $55.7 million increase related to recently acquired businesses and a $29.6 million increase in compensation expense, largely associated with increased salaries due primarily to an increase in number of employees to support business growth and increased incentive compensation due primarily to increased levels of profitability. Also contributing to the increase was a $7.8 million increase in expense related to deferred compensation liabilities. The fair market value changes in deferred compensation liabilities were largely offset by changes in the fair value of corporate-owned life insurance (COLI) assets associated with the deferred compensation plan, which are included in “Other income (expense), net” as discussed below.
Amortization of intangible assets. The increase was related to incremental amortization expense associated with recent acquisitions, including CEI.
Operating income. Operating income was positively impacted by a $70.1 million increase in operating income for our Renewable Energy segment and a $58.3 million increase in operating income for our Electric Power segment, partially offset by a $29.8 million decrease in operating income for our Underground and Infrastructure segment and a $67.8 million increase in corporate and non-allocated costs, which includes amortization expense. Results for each of our business segments and our corporate and non-allocated costs are discussed in Segment Results below.
Interest and other financing expenses. Approximately half of the increase resulted from higher levels of debt as compared to the three months ended September 30, 2023.

Other income (expense), net. The increase was primarily attributable to an $8.3 million increase in the mark-to-market valuation adjustment of the COLI assets associated with our deferred compensation plan. The fair market value changes of the COLI assets were largely offset by changes in the fair value of the deferred compensation liabilities, which are included in “Selling, general and administrative expenses” as discussed above.
Provision for income taxes. The effective tax rates for the three months ended September 30, 2024 and 2023 were 21.6% and 22.1%. The effective tax rate for the three months ended September 30, 2024 was favorably impacted by the recognition of a $25.3 million tax benefit that resulted from equity incentive awards vesting at a higher fair market value than their grant date fair value as compared to the recognition of $1.6 million associated with this tax benefit for the three months ended September 30, 2023. Additionally, the tax rate for the three months ended September 30, 2023 was favorably impacted by the realization of a loss attributable to our investment in Starry Group Holdings, Inc. (Starry), and the corresponding release of the $22.7 million valuation allowance initially recorded during the year ended December 31, 2022.
Comprehensive income. See Statements of Comprehensive Income in Item 1. Financial Statements of Part I of this Quarterly Report. Comprehensive income increased by $75.2 million in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 due to a $49.7 million increase related to foreign currency translation adjustments and a $25.5 million increase in net income. The predominant functional currencies for our operations outside the U.S. are Canadian and Australian dollars. Foreign currency translation gains for the three months ended September 30, 2024 primarily resulted from the weakening of the U.S. dollar against the Canadian and Australian dollars.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Nine Months Ended September 30,				Change
	2024		2023		$	%
Revenues	$17,119,373	100.0%	$15,098,258	100.0%	$2,021,115	13.4%
Cost of services (including related depreciation)	14,671,978	85.7	12,953,640	85.8	1,718,338	13.3%
Gross profit	2,447,395	14.3	2,144,618	14.2	302,777	14.1%
Equity in earnings of integral unconsolidated affiliates	34,935	0.2	30,697	0.2	4,238	13.8%
Selling, general and administrative expenses	(1,318,574)	(7.7)	(1,155,261)	(7.7)	(163,313)	14.1%
Amortization of intangible assets	(267,147)	(1.6)	(213,789)	(1.4)	(53,358)	25.0%
Change in fair value of contingent consideration liabilities	(2,864)	—	(803)	—	(2,061)	256.7%
Operating income	893,745	5.2	805,462	5.3	88,283	11.0%
Interest and other financing expenses	(146,343)	(0.9)	(137,413)	(0.9)	(8,930)	6.5%
Interest income	18,817	0.1	4,957	—	13,860	279.6%
Other income, net	29,493	0.2	7,541	0.1	21,952	291.1%
Income before income taxes	795,712	4.6	680,547	4.5	115,165	16.9%
Provision for income taxes	178,716	1.0	143,468	0.9	35,248	24.6%
Net income	616,996	3.6	537,079	3.6	79,917	14.9%
Less: Net income attributable to non-controlling interests	17,292	0.1	3,298	0.1	13,994	424.3%
Net income attributable to common stock	$599,704	3.5%	$533,781	3.5%	$65,923	12.4%
* The percentage change is not meaningful.
Revenues. Revenues increased due to a $1.73 billion increase in revenues from our Renewable Energy segment and a $520.6 million increase in revenues from our Electric Power segment, partially offset by a $225.6 million decrease in revenues from our Underground and Infrastructure segment. See Segment Results below for additional information and discussion related to segment revenues.
Cost of services. Costs of services primarily includes wages, benefits, subcontractor costs, materials, equipment, and other direct and indirect costs, including related depreciation. The increase in cost of services generally correlates to the increase in revenues.

Selling, general and administrative expenses. The increase was primarily attributable to a $93.6 million increase related to recently acquired businesses; a $31.7 million increase in compensation expense, largely associated with increased salaries, incentive compensation and non-cash stock compensation expense due primarily to an increase in number of employees to support business growth and increased incentive compensation due primarily to increased levels of profitability; a $17.9 million increase in travel and related expenses to support business growth; and an $11.9 million loss on the disposal of a non-core business. Also contributing to the increase was an $8.4 million increase in expense related to deferred compensation liabilities. The fair market value changes in deferred compensation liabilities were largely offset by changes in the fair value of COLI assets associated with the deferred compensation plan, which are included in “Other income (expense), net” as discussed below.
Amortization of intangible assets. The increase was related to incremental amortization expense associated with recent acquisitions, including CEI.
Operating income. Operating income was positively impacted by a $161.5 million increase in operating income for our Renewable Energy segment and a $91.0 million increase in operating income for our Electric Power segment, partially offset by a $70.1 million decrease in operating income for our Underground and Infrastructure segment and a $94.2 million increase in corporate and non-allocated costs, which includes amortization expense. Results for each of our business segments and corporate and non-allocated costs are discussed in Segment Results below.
Interest and other financing expenses. Approximately half of the increase resulted from higher interest rates as compared to the nine months ended September 30, 2023.
Interest income. Interest income increased in the nine months ended September 30, 2024 primarily due to an increase in interest-bearing cash and cash equivalent accounts and interest earned on certain receivable balances with customers.
Other income (expense), net. The increase was primarily attributable to a gain of $12.6 million resulting from the sale of an investment in a non-integral unconsolidated affiliate, $5.0 million of which was attributable to a non-controlling interest, as further described in Note 6 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. The increase was also attributable to a $9.3 million increase in the mark-to-market valuation adjustment of the COLI assets associated with our deferred compensation plan. The fair market value changes of the COLI assets were largely offset by changes in the fair value of the deferred compensation liabilities, which are included in “Selling, general and administrative expenses” as discussed above.
Provision for income taxes. The effective tax rates for the nine months ended September 30, 2024 and 2023 were 22.5% and 21.1%. The tax rate for the nine months ended September 30, 2024 was favorably impacted by the recognition of a $47.8 million benefit that resulted from equity incentive awards vesting at a higher fair market value than their grant date fair market value, as compared to the recognition of $34.0 million associated with this tax benefit for the nine months ended September 30, 2023. Additionally, the tax rate for the nine months ended September 30, 2023 was favorably impacted by the realization of the loss on the Starry investment for tax purposes, and the corresponding release of the valuation allowance initially recorded during the year ended December 31, 2022.
Net income attributable to non-controlling interests. The increase in net income attributable to non-controlling interests is primarily related to increased activity on certain joint ventures and the $5.0 million gain on the sale of the investment in a non-integral equity unconsolidated affiliate recorded during the nine months ended September 30, 2024, as described above.
Comprehensive income. See Statements of Comprehensive Income in Item 1. Financial Statements of Part I of this Quarterly Report. Comprehensive income increased by $64.8 million in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a $79.9 million increase in net income, partially offset by a $14.3 million decrease in foreign currency translation adjustments. The predominant functional currencies for our operations outside the U.S. are Canadian and Australian dollars. Foreign currency translation losses for the nine months ended September 30, 2024 primarily resulted from the strengthening of the U.S. dollar against the Canadian dollar.
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

Three months ended September 30, 2024 compared to the three months ended September 30, 2023
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Three Months Ended September 30,				Change
	2024		2023		$	%
Revenues:
Electric Power	$2,982,032	45.9%	$2,489,547	44.3%	$492,485	19.8%
Renewable Energy	2,251,855	34.7	1,746,636	31.1	505,219	28.9%
Underground and Infrastructure	1,259,280	19.4	1,384,639	24.6	(125,359)	(9.1)%
Consolidated revenues	$6,493,167	100.0%	$5,620,822	100.0%	$872,345	15.5%
Operating income (loss):
Electric Power	$354,505	11.9%	$296,176	11.9%	$58,329	19.7%
Renewable Energy	221,509	9.8%	151,389	8.7%	70,120	46.3%
Underground and Infrastructure	93,956	7.5%	123,764	8.9%	(29,808)	(24.1)%
Corporate and Non-Allocated Costs	(238,809)	(3.7)%	(171,000)	(3.0)%	(67,809)	39.7%
Consolidated operating income	$431,161	6.6%	$400,329	7.1%	$30,832	7.7%

Electric Power Segment Results
Revenues. The increase in revenues for the three months ended September 30, 2024 was primarily due to approximately $450 million in revenues attributable to acquired businesses and the overall mix of work performed during the period, which included higher emergency restoration services revenues as compared to the three months ended September 30, 2023.
Operating Income. The increase in operating income for the three months ended September 30, 2024 was primarily due to the increase in revenues. Operating margin for the three months ended September 30, 2024 was favorably impacted by higher margin emergency restoration services revenues offset by lower operating margins associated with telecommunication projects.
Renewable Energy Segment Results
Revenues. The increase in revenues for the three months ended September 30, 2024 was primarily due to increased demand for generation and transmission services for renewable generation projects, as well as approximately $150 million in revenues attributable to acquired businesses.
Operating Income. The increase in operating income and operating margin was partially due to the increase in revenues during the three months ended September 30, 2024 and the negative impact during the three months ended September 30, 2023 due to variability in overall project timing and increased unabsorbed costs related to higher levels of fixed costs for resources required to support the future increase in project activity.
Underground and Infrastructure Segment Results
Revenues. The decrease in revenues for the three months ended September 30, 2024 was primarily due to lower revenues from large pipeline projects, partially offset by approximately $55 million in revenues attributable to an acquired business.
Operating Income. The decrease in operating income and operating margin for the three months ended September 30, 2024 was primarily due to decreased revenues, which contributed to lower levels of fixed cost absorption, as well as the overall mix of work performed in the period.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the three months ended September 30, 2024 was primarily due to a $39.1 million increase in amortization of intangible assets and a $11.6 million increase in compensation expense, which was attributable to increased salaries and incentive compensation expense in support of business growth.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Nine Months Ended September 30,				Change
	2024		2023		$	%
Revenues:
Electric Power	$7,761,480	45.3%	$7,240,838	48.0%	$520,642	7.2%
Renewable Energy	5,870,411	34.3	4,144,304	27.4	1,726,107	41.7%
Underground and Infrastructure	3,487,482	20.4	3,713,116	24.6	(225,634)	(6.1)%
Consolidated revenues	$17,119,373	100.0%	$15,098,258	100.0%	$2,021,115	13.4%
Operating income (loss):
Electric Power	$846,390	10.9%	$755,342	10.4%	$91,048	12.1%
Renewable Energy	459,076	7.8%	297,532	7.2%	161,544	54.3%
Underground and Infrastructure	222,437	6.4%	292,544	7.9%	(70,107)	(24.0)%
Corporate and Non-Allocated Costs	(634,158)	(3.7)%	(539,956)	(3.6)%	(94,202)	17.4%
Consolidated operating income	$893,745	5.2%	$805,462	5.3%	$88,283	11.0%

Electric Power Infrastructure Solutions Segment Results
Revenues. The increase in revenues for the nine months ended September 30, 2024 was primarily due to approximately $570 million in revenues attributable to acquired businesses and higher emergency restoration services revenues as compared to the nine months ended September 30, 2023. These increases are partially offset by the timing of work and a shift of resources to meet the demand in the Renewable Energy segment.
Operating Income. The increase in operating income and operating margin for the nine months ended September 30, 2024 was primarily due to the increase in revenues, change in the overall mix of work, including an increase in higher margin emergency restoration services, partially offset by lower operating margins associated with telecommunication projects.
Renewable Energy Infrastructure Solutions Segment Results
Revenues. The increase in revenues for the nine months ended September 30, 2024 was primarily due to increased demand for generation and transmission services for renewable generation projects, as well as approximately $155 million in revenues attributable to acquired businesses.
Operating Income. The increase in operating income and operating margin was primarily due to the increase in revenues during the nine months ended September 30, 2024, partially offset by decreased productivity and increased costs on various solar projects in the United States. Additionally, operating income and operating margin during the nine months ended September 30, 2023 were negatively impacted by delays, logistical challenges and other issues outside of our control that increased costs associated with a large renewable energy project in Canada.
Underground Utility and Infrastructure Solutions Segment Results
Revenues. The decrease in revenues for the nine months ended September 30, 2024 was primarily due to lower revenues from large pipeline projects, partially offset by approximately $170 million in revenues attributable to an acquired business.
Operating Income. The decrease in operating income and operating margin for the nine months ended September 30, 2024 was primarily due to decreased revenues and overall mix of work performed during the period, which contributed to lower levels of fixed cost absorption, and an $11.9 million loss recorded during the nine months ended September 30, 2024 related to the disposition of a non-core business.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the nine months ended September 30, 2024 was primarily due to a $53.4 million increase in intangible asset amortization and a $23.5 million increase in compensation expense, which was attributable to increased salaries, incentive compensation and non-cash stock compensation expense in support of business growth.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income attributable to common stock (GAAP as reported)	$293,185	$272,836	$599,704	$533,781
Interest and other financing expenses	59,950	47,531	146,343	137,413
Interest income	(7,237)	(1,993)	(18,817)	(4,957)
Provision for income taxes	82,421	77,522	178,716	143,468
Depreciation expense	89,979	81,488	262,525	239,746
Amortization of intangible assets	110,422	71,361	267,147	213,789
Interest, income taxes, depreciation and amortization included in equity in earnings of integral unconsolidated affiliates	5,384	5,256	15,608	14,538
EBITDA	634,104	554,001	1,451,226	1,277,778
Non-cash stock-based compensation	38,234	32,600	110,815	94,658
Acquisition and integration costs	7,053	4,166	25,461	26,338
Equity in losses (earnings) of non-integral unconsolidated affiliates	1,662	966	(1,413)	(1,119)
Loss on disposition of business (gain on sale of investment), net (1)	662	—	4,370	(1,496)
Change in fair value of contingent consideration liabilities	1,124	803	2,864	803
Adjusted EBITDA	$682,839	$592,536	$1,593,323	$1,396,962
(1) The amount for the nine months ended September 30, 2024 is a loss of $11.9 million on the disposition of a non-core business, partially offset by a gain of $7.5 million as a result of the sale of a non-integral equity method investment.
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
As of September 30, 2024 and December 31, 2023, MSAs accounted for 38% and 45% of our estimated 12-month backlog and 49% and 55% of our total backlog. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts can be terminated on short notice even if we are not in default. We determine the estimated backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining estimated backlog. As a result, estimates for remaining performance obligations and backlog are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.
The following table reconciles total remaining performance obligations to our backlog (a non-GAAP financial measure) by reportable segment along with estimates of amounts expected to be realized within 12 months (in thousands):

	September 30, 2024		December 31, 2023
	12 Month	Total	12 Month	Total
Electric Power
Remaining performance obligations	$4,276,630	$7,081,450	$2,762,608	$4,505,830
Estimated orders under MSAs and short-term, non-fixed price contracts	5,935,083	12,868,759	5,597,732	10,995,198
Backlog	$10,211,713	$19,950,209	$8,360,340	$15,501,028

Renewable Energy
Remaining performance obligations	$5,230,590	$7,138,365	$5,512,159	$8,005,368
Estimated orders under MSAs and short-term, non-fixed price contracts	301,359	432,580	118,770	119,634
Backlog	$5,531,949	$7,570,945	$5,630,929	$8,125,002

Underground and Infrastructure
Remaining performance obligations	$1,161,919	$1,389,715	$1,017,227	$1,383,057
Estimated orders under MSAs and short-term, non-fixed price contracts	2,220,595	5,053,421	2,222,451	5,099,332
Backlog	$3,382,514	$6,443,136	$3,239,678	$6,482,389

Total
Remaining performance obligations	$10,669,139	$15,609,530	$9,291,994	$13,894,255
Estimated orders under MSAs and short-term, non-fixed price contracts	8,457,037	18,354,760	7,938,953	16,214,164
Backlog	$19,126,176	$33,964,290	$17,230,947	$30,108,419
The increases in both remaining performance obligations and backlog from December 31, 2023 to September 30, 2024 were partially due to the impact of acquisitions that occurred in the nine months ended September 30, 2024 as well as increased new project awards with existing customers, and the increase in backlog was also attributable to new project awards included in the Electric Power segment.

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
Cash Requirements and Capital Allocation
In July 2024, and as described below, we entered into, and borrowed the full amount available under, a new $400 million 90-day term loan facility, borrowed approximately $1.2 billion under our commercial paper program and amended our credit facility. In August 2024, we issued $1.25 billion aggregate principal amount of senior notes and received net proceeds of $1.24 billion and used the proceeds to repay certain borrowings that were utilized to acquire CEI. These debt financing arrangements and interest related to such arrangements are more fully described in Note 8 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. Additionally, on October 1, 2024, we repaid the $500.0 million aggregate principal amount of our 0.950% senior notes due October 2024. During the nine months ended September 30, 2024, there were no other material changes outside the ordinary course of business in the specified contractual obligations or changes to our capital allocation priorities as set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of the 2023 Annual Report.
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

Our available commitments under our senior credit facility and cash and cash equivalents as of September 30, 2024 were as follows (in thousands):

September 30, 2024
Total capacity available for revolving loans, credit support for commercial paper program and letters of credit	$2,800,000
Less:
Borrowings of revolving loans	58,987
Letters of credit outstanding	226,100
Available commitments for revolving loans, credit support for commercial paper program and letters of credit	2,514,913
Plus:
Cash and cash equivalents (1)	764,067
Total available commitments under senior credit facility and cash and cash equivalents	$3,278,980
(1)     Further information with respect to our cash and cash equivalents is set forth below and in Note 15 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. This amount includes $303.0 million in jurisdictions outside of the U.S., principally in Australia. There are currently no legal or economic restrictions that would materially impede our ability to repatriate such cash.
On July 31, 2024, we amended our senior credit facility to, among other things, (i) increase the aggregate commitments for revolving loans from $2.64 billion to $2.80 billion and (ii) extend the maturity date for revolving loans under the senior credit facility from October 8, 2026 to July 31, 2029. In August 2024, we issued $1.25 billion aggregate principal amount of senior notes and received net proceeds of $1.24 billion and used the proceeds to repay certain borrowings that were utilized to acquire CEI. For additional information regarding the amendment to our senior credit facility and the issuance of the senior notes, see Note 8 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
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
Sources and Uses of Cash, Cash Equivalents and Restricted Cash During the Nine Months Ended September 30, 2024 and 2023
In summary, our cash flows for each period were as follows (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Net cash provided by operating activities	$1,369,181	$572,414
Net cash used in investing activities	$(2,127,148)	$(722,324)
Net cash provided by financing activities	$227,427	$31,051

Operating Activities
Net cash provided by operating activities of $1.37 billion and $572.4 million in the nine months ended September 30, 2024 and 2023 primarily reflected earnings adjusted for non-cash items and cash provided and used by the main components of working capital: “Accounts and notes receivable,” “Contract assets,” “Accounts payable and accrued expenses,” and “Contract liabilities.” Net cash provided by operating activities during the nine months ended September 30, 2023 was negatively impacted by incremental working capital requirements and the timing of billings related to the large renewable transmission project in Canada as discussed further in Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
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
Days sales outstanding (DSO) represents the average number of days it takes revenues to be converted into cash, which management believes is an important metric for assessing liquidity. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets, less contract liabilities, and divided by average revenues per day during the quarter. DSO as of September 30, 2024 was 65 days, which was lower than DSO of 79 days as of September 30, 2023 and lower than our five-year historical average DSO of 80 days. This decrease in DSO as compared to September 30, 2023 was partially due to an increase in contract liabilities related to favorable billing terms on certain large projects and increased revenues in the nine months ended September 30, 2024 as well as improved collection of customer receivables. Although the decrease in DSO had a positive impact on cash flow from operating activities, unapproved change orders and claims included in contract assets from the aforementioned large renewable transmission project in Canada continued to negatively impact DSO and cash flow from operating activities as of and during the nine months ended September 30, 2024.
Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2024 included $1.72 billion related to acquisitions, $457.1 million of capital expenditures and $72.6 million cash paid primarily for non-integral equity method investments. Partially offsetting these items were $67.2 million of proceeds from the sale of, and insurance settlements related to, property and equipment; $31.2 million of proceeds from the disposition of a non-core business and $29.2 million of proceeds from the sale of a non-integral equity investment.
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

Financing Activities
In July 2024, we entered into, and borrowed the full amount available under, a $400.0 million 90-day term loan facility outside of our senior credit facility and utilized these borrowings, together with $1.2 billion of borrowings under our commercial paper program and cash on hand, to finance the acquisition of CEI, as well as pay certain related costs and expenses and fund certain working capital requirements. On August 9, 2024, we received net proceeds from the issuance of senior notes of $1.24 billion, including $2.8 million of deferred financing costs paid of accrued by us, but net of the original issue discount and underwriting discounts and used the proceeds to repay certain borrowings utilized to acquire CEI, including the full amount of the short-term term loan. Net cash provided by financing activities in the nine months ended September 30, 2024 included $791.0 million of net repayments under our senior credit facility and commercial paper program. Financing costs paid directly by us during the nine months ended September 30, 2024 were $7.6 million, which related to the August 2024 issuance of senior notes, the short-term term loan and the amendment of our senior credit facility. Net cash provided by financing activities in the nine months ended September 30, 2024 was also partially offset by $140.6 million of payments to satisfy tax withholding obligations associated with stock-based compensation and the payment of $40.8 million of dividends.
Net cash provided by financing activities in the nine months ended September 30, 2023 included $203.6 million of net borrowings under our senior credit facility and commercial paper program, partially offset by $113.4 million of payments to satisfy tax withholding obligations associated with stock-based compensation and the payment of $36.1 million of dividends.
Subsequent to September 30, 2024, on October 1, 2024, we repaid the $500.0 million aggregate principal amount of 0.950% senior notes due October 2024.
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

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2024. Our primary exposure to market risk relates to unfavorable changes in interest rates and currency exchange rates. Refer to the information on financial market risk related to changes in interest rates and foreign currency exchange rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our 2023 Annual Report.

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
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b), as such disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Evaluation of Internal Control over Financial Reporting
We acquired eight businesses during the nine months ended September 30, 2024. We are in the process of integrating these acquired businesses into our overall internal control over financial reporting process.
Except as noted above, there has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On July 17, 2024 and September 20, 2024, we completed acquisitions in which a portion of the consideration consisted of the unregistered issuance of our common stock. The aggregate consideration paid at closing in these acquisitions consisted of 930,973 shares of our common stock, valued at $230.2 million as of the acquisition dates.
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
Issuer Purchases of Equity Securities During the Third Quarter of 2024
The following table contains information about our purchases of equity securities during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1 - 31, 2024
Open Market Stock Repurchases (1)	—	$—	—	$499,650,097
Tax Withholding Obligations (2)	1,511	$268.72	—
August 1 - 31, 2024
Open Market Stock Repurchases (1)	—	$—	—	$499,650,097
Tax Withholding Obligations (2)	326	$264.07	—
September 1 - 30, 2024
Open Market Stock Repurchases (1)	—	$—	—	$499,650,097
Tax Withholding Obligations (2)	226,429	$275.30	—
Total	228,266		—	$499,650,097

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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Insider Trading Arrangements
During the three months ended September 30, 2024, no director or officer of Quanta adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
4.1
Indenture, dated September 22, 2020, between Quanta Services, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (previously filed as Exhibit 4.1 to the Company’s Form 8-K filed September 25, 2020 and incorporated therein by reference)

4.2
Fifth Supplemental Indenture, dated as of August 9, 2024, between Quanta Services, Inc. and U.S. Bank Trust Company, National Association, as trustee (previously filed as Exhibit 4.2 to the Company’s Form 8-K filed August 9, 2024 and incorporated therein by reference)

4.3
Sixth Supplemental Indenture, dated as of August 9, 2024, between Quanta Services, Inc. and U.S. Bank Trust Company, National Association, as trustee (previously filed as Exhibit 4.3 to the Company’s Form 8-K filed August 9, 2024 and incorporated therein by reference)

4.4		Form of 4.750% Senior Notes due 2027 (previously filed as Exhibit 4.4 to the Company’s Form 8-K filed August 9, 2024 and incorporated therein by reference)
4.5		Form of 5.250% Senior Notes due 2034 (previously filed as Exhibit 4.5 to the Company’s Form 8-K filed August 9, 2024 and incorporated therein by reference)
10.1
Credit Agreement, dated as of July 16, 2024, by and among Quanta Services, Inc., as Borrower, the lenders party thereto and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.1 to Quanta’s Form 8-K filed July 22, 2024 and incorporated herein by reference)

10.2
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
The following financial statements from Quanta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and with detailed tags

104	*	The cover page from Quanta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101)
_______________________________________

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTA SERVICES, INC.

By:	/s/ PAUL M. NOBEL
Paul M. Nobel Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: October 31, 2024