Form 10-K
period 2024-12-31
QUANTA SERVICES, INC.
filed 2025-02-20
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, based on the last sale price of the Common Stock reported by the New York Stock Exchange on such date, was $36.9 billion.
As of February 17, 2025, the number of outstanding shares of Common Stock of the registrant was 148,198,321.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

QUANTA SERVICES, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2024

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
•The business plans or financial condition of our customers;
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
•The development of and opportunities with respect to future projects, including renewable energy projects, electrical grid modernization projects, upgrade and hardening projects, larger transmission and pipeline projects and data center projects;
•Expectations regarding the future availability and price of materials and equipment necessary for the performance of our business;
•The expected impact of global and domestic economic or political conditions on our business, financial condition, results of operations, cash flows, liquidity, and demand for our services, including inflation, interest rates, tariffs, recessionary economic conditions and commodity prices and production volumes;
•The expected impact of changes and potential changes in climate and the physical and transition risks associated with climate change;
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
•Expectations regarding the outcome of pending or threatened legal proceedings, as well as the collection of amounts awarded in legal proceedings; and
•Expectations with respect to our ability to maintain our current credit ratings.
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

PART I
ITEM 1.Business
OVERVIEW
Quanta Services, Inc. (together with its subsidiaries, “Quanta,” “we,” “us” or “our”) is a leading provider of comprehensive infrastructure solutions for the electric and gas utility, renewable energy, technology, communications, pipeline and energy industries in the United States, Canada, Australia and select other international markets. We provide engineering, procurement, construction, upgrade and repair and maintenance services for infrastructure within each of these industries, including electric power transmission and distribution networks; substation facilities; wind and solar generation and transmission and battery storage facilities; electrical systems for data center, commercial and industrial facilities; communications and cable multi-system operator networks; gas utility systems; pipeline transmission systems and facilities; and downstream industrial facilities. Our operations are decentralized and labor-intensive, and we rely on craft skilled labor personnel and experienced operators to successfully manage our day-to-day business. We also have an experienced management team, both at the executive and regional levels and within our subsidiaries, which we refer to as operating companies. We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, as well as various proprietary technologies that enhance our service offerings. We have a large and diverse customer base, including many of the leading companies in the utility, renewable energy, technology, communications, industrial and energy delivery markets.
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
SEGMENTS
We report our results under three reportable segments: Electric Power Infrastructure Solutions (Electric Power), Renewable Energy Infrastructure Solutions (Renewable Energy) and Underground Utility and Infrastructure Solutions (Underground and Infrastructure). Our entrepreneurial business model allows multiple operating companies to serve the same or similar customers and to provide a range of services across end user markets. Reportable segment information, including revenues and operating income by type of work, is gathered from each operating company. Classification of operating company revenues by type of work for segment reporting purposes can require judgment on the part of management. Beginning in the three months ending March 31, 2025, our Chief Executive Officer reevaluated how he assesses performance and allocates resources, which resulted in a change in the reporting of management’s internal financial information. As a result, we will begin reporting the results of our two operating segments, which will also be our two reportable segments: (1) Electric Infrastructure Solutions and (2) Underground Utility and Infrastructure Solutions. The Electric Infrastructure Solutions segment will consist of the historical Electric Power and Renewable Energy segments.
We operate primarily in the United States; however, we derived approximately 8.7%, 14.2% and 15.7% of our revenues from foreign operations, primarily in Canada and Australia, during the years ended December 31, 2024, 2023 and 2022.
Electric Power
Services
Our Electric Power segment provides comprehensive services primarily for the electric power and also for the communications markets. We believe our collaborative, customer-focused, and solutions-based approach, combined with our significant capabilities and scale, differentiate us in the marketplace. Services performed generally include:
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
•design and installation of electrical systems for data center, commercial and industrial facilities;
•design and construction services to wireline and wireless communications companies, cable multi-system operators and other customers within the communications industry (including services in connection with 5G wireless deployment);
•design, installation, maintenance and repair services related to commercial and industrial wiring; and
•aviation services primarily for the utility industry, including transportation of line workers, pole and tower setting, and wire stringing, as well as certain emergency aerial firefighting services.
This segment also includes (i) the majority of the financial results of our advanced training facility and our postsecondary educational institution, which specializes in pre-apprenticeship training, apprenticeship training and specialized utility task training for electric workers, as well as training for the gas distribution and communications industries; (ii) our portion of earnings of our unconsolidated integral affiliates, which includes, among others, our 50% equity interest in LUMA Energy, LLC (LUMA), a joint venture that was selected to operate, maintain, and modernize the approximately 18,000-mile electric transmission and distribution system in Puerto Rico; and (iii) financial results associated with our power transformer and circuit breaker manufacturing operations.
Business Environment
With respect to our electric power service offerings, utilities are continuing to invest significant capital in their gas- powered and renewable generation systems, as well as their electric power delivery systems, particularly transmission, substation and distribution infrastructure, through multi-year, multi-billion dollar grid modernization and reliability programs. We also expect demand for electricity in North America to continue to grow, including through electrification trends (e.g., EV adoption) and increased demand for data center infrastructure and manufacturing facilities, and believe that certain segments of the North American electric power grid are not adequate to efficiently supply this future demand. To accommodate this growth, we expect continued demand for new or expanded transmission, substation and distribution infrastructure to reliably transport power to meet demand driven by electrification, data centers and manufacturing reshoring, and the modification and reengineering of existing infrastructure with increasing penetration of renewable generation and battery storage. In order to reliably and efficiently deliver power and in preparation for emerging technologies, such as EVs, utilities are also integrating smart grid technologies into distribution systems to improve grid management and create efficiencies. A number of utilities also continue to implement system upgrades and hardening programs in response to recurring severe weather events. For example, utilities throughout the United States are executing storm hardening programs to make their systems more resilient to hurricanes and other severe weather events, and there are significant system resiliency initiatives underway in California and other regions in the United States that are designed to prevent and manage the impact of wildfires. Utilities are also executing significant initiatives to underground critical infrastructure, including additional underground transmission and distribution initiatives by utilities in California, underground transmission projects in the northeast United States and underground distribution circuits along the U.S. coastlines.
Additionally, the technology industry is investing significant capital in the build out of data centers in order to expand cloud-based services and develop artificial intelligence (AI) training and inference. As mentioned above, these facilities consume significant electricity and are a meaningful driver of increasing load demand throughout our service geographies. Given this significant demand and resulting impact on the electric power grid, we believe we are well positioned to provide turnkey infrastructure solutions, such as critical path low-voltage electrical infrastructure solutions inside data centers, including advanced manufactured, modular solutions, as well as the high-voltage substation, transformers and transmission interconnection infrastructure connecting the facility to the power grid.
With respect to our communications service offerings, which are focused on the North American market, consumer and commercial demand for communication and data-intensive, high-bandwidth wireline and wireless services and applications are driving significant investment in infrastructure and the deployment of new technologies. In particular, we believe there are opportunities to provide fiber and other services in and around data centers, and to interconnect data centers. Communications providers are utilizing fifth generation wireless (5G) infrastructure to support fixed wireless access, which is driving additional fiber capacity requirements for consumer and commercial applications. Additionally, legislative and regulatory initiatives, including the Broadband Equity Access and Deployment (BEAD) Program and the Infrastructure Investment and Jobs Act (IIJA), have dedicated billions of dollars of funding to support broadband service to underserved markets.
Renewable Energy
Services
Our Renewable Energy segment provides comprehensive infrastructure solutions to customers that are involved in the renewable energy industry. Like our Electric Power operations, as an industry leader in the renewable energy space, we believe our collaborative, customer-focused, solutions based approach coupled with our significant capabilities and scale differentiates us in the marketplace. Services performed generally include:
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
Business Environment
With respect to these services, we believe there is increasing demand for electricity due to, among other things, increased electrification trends and data center and other technology and manufacturing infrastructure construction, as well as certain regulatory requirements, consumer and investor preferences and state and federal policies. Importantly, increased adoption and technological advancements and efficiencies have resulted in wind and solar energy providing some of the lowest levelized costs of energy in the marketplace. When coupled with consumer preferences for clean energy, demand for renewable generation and related infrastructure has increased and is expected to result in sizeable, long-term investments, including meaningful repowering and modernization of existing assets. To that end, renewable energy developers are expected to continue to make significant investments in wind and solar projects, as well as energy storage projects. Utilities have increased the percentage of renewable electricity bought through power purchase agreements (PPAs) with renewable energy developers, and by investing directly in renewable generation facilities, which could expand significantly over time as they increase supply to meet load growth expectations and pursue clean energy strategies and emissions-reduction initiatives. Also, a growing number of corporate enterprises, particularly technology companies, are entering into PPAs with renewable energy developers to source renewable electricity to supply power directly to their facilities, as well as achieve their own carbon-reduction initiatives. Increased battery storage is also being constructed to enhance grid resiliency, balance load and integrate renewable energy. These dynamics necessitate the development and construction of related infrastructure, including high-voltage electric transmission and substation infrastructure, that is necessary to interconnect and transmit electricity from new renewable energy generation facilities into the existing electric power grid.
Additionally, we believe various legislative and policy objectives throughout North America support these industry and market trends. For example, the Inflation Reduction Act of 2022 (IRA) includes, among other things, favorable provisions targeting increases in utility-scale wind, solar and energy storage capacity and increased domestic manufacturing capacity and availability of products and components for these projects, that could reduce supply chain risks in the future. Further, many states in the United States, several provinces in Canada and states in Australia have renewable portfolio standards and targets that are supporting and driving the development of renewable and other low-carbon forms of energy production. To the extent these legislative and policy objectives continue to be supported, we expect they will create incremental demand for our renewable energy solutions.
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
Our revenues related to larger pipeline services have fluctuated in recent years. For example, revenues associated with larger U.S. pipeline projects have declined significantly as the pipeline and related infrastructure development necessary to support U.S. shale formations has largely been completed in the near term and as a result of a more challenging permitting and regulatory environment. Revenues associated with large pipeline projects decreased in 2024, as compared to 2022 and 2023, and we anticipate that revenues associated with these projects will continue to fluctuate. Despite these fluctuations and cyclicality, we continue to selectively pursue larger pipeline project opportunities to the extent they satisfy our margin and risk profiles. Additionally, the significant increase in demand for electric power is resulting in an increase in planning for new natural gas generation facilities and a delay in the retirement of existing facilities, which could increase the demand for natural gas and require additional pipeline and related infrastructure construction, as well as pipeline integrity services.
We also believe that customers in this segment are implementing strategies to reduce carbon emissions produced from their operations, which are providing incremental opportunities for our services and could include building or repurposing pipeline infrastructure, including the development of infrastructure for blending hydrogen into natural gas flow and carbon capture projects. To the extent these technologies gain wider adoption, we believe our customer relationships and capabilities position us well to capitalize on future opportunities. Furthermore, the favorable characteristics of natural gas could also position North America as a leading competitor in the global LNG export market, which could provide additional opportunities for our pipeline service offerings.
GENERAL
Recent Acquisitions
On July 17, 2024, Quanta completed the acquisition of Cupertino Electric, Inc. (CEI), which provides electrical infrastructure solutions, including engineering, procurement, project management, construction and modularization services, to the technology, renewable energy and infrastructure and commercial industries. CEI is located in the United States, and its results have been included in the Electric Power and Renewable Energy segments since the acquisition date. During the year ended December 31, 2024, we also acquired seven additional businesses located in the United States, including: a business that provides specialty environmental solutions to utility, industrial and petrochemical companies (primarily included in the Underground and Infrastructure segment); a business that specializes in testing, manufacturing and distributing safety equipment and supplies (primarily included in the Electric Power and Renewable Energy segments); a business that specializes in electrical infrastructure services for substations, data centers and governmental entities (primarily included in the Electric Power segment); a business that manufactures transmission and distribution equipment for the electric utility industry (primarily included in the Electric Power and Renewable Energy segments); a business that provides services and equipment related to aerial telecommunications infrastructure and networks (primarily included in the Electric Power segment); a business that provides services related to fiber optic networks (primarily included in the Electric Power segment); and a business that specializes in designing, manufacturing, and distributing liquid-filled power transformers primarily for electrical companies and utilities (primarily included in the Electric Power and Renewable Energy segments).
During the year ended December 31, 2023, we acquired five businesses located in the United States, including: a business that provides services related to high-voltage transmission lines, overhead and underground distribution, emergency restoration and industrial and commercial wiring and lighting (primarily included in the Electric Power segment); a business that procures parts, assembles kits for sale, manages logistics and installs solar tracking equipment for utility and development customers (primarily included in the Renewable Energy segment); a business that provides concrete construction services (primarily included in the Electric Power and Renewable Energy segments); a business specializing in power studies, maintenance testing and commissioning primarily for utility and commercial customers (included in the Electric Power segment) and a business that manufactures power transformers for the electric utility, renewable energy, municipal power and industrial markets (included in the Electric Power and Renewable Energy segments).
Subsequent to December 31, 2024, we acquired two businesses, one located in the United States that specializes in civil solutions, including site clearing, earthwork, soil stabilization and infrastructure development (which will be primarily included in the Underground and Infrastructure segment), and one located in Australia that specializes in electrical engineering and the design and manufacturing of industrial technology solutions including control systems (which will primarily be included in the Electric Power and Underground and Infrastructure segments).
The results of operations of acquired businesses have been included in our consolidated financial statements since their respective acquisition dates. These acquisitions are further described in Note 6 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report.
We believe potential acquisition and investment opportunities exist in our industries and adjacent industries. We believe our business model, strong customer relationships and employee-centric culture are attractive to potential acquisition targets. While the attractiveness of certain acquisition targets may be diminished in the short term by increased interest rates, regulatory conditions and market volatility, we continue to evaluate opportunities that are expected to, among other things, broaden our customer base, expand our geographic area of operations and grow and diversify our portfolio of products and services.
Customer Relationships
We have a large and diverse customer base, including many of the leading companies in the industries we serve, and we have developed strong strategic alliances with numerous customers and strive to develop and maintain our status as a preferred solutions provider to our customers. For the year ended December 31, 2024, our largest customer accounted for 6% of our consolidated revenues and our ten largest customers accounted for 31% of our consolidated revenues. Representative customers include:

●	American Electric Power Company, Inc.	●	Lower Colorado River Authority
●	Avangrid, Inc.	●	National Grid plc
●	Berkshire Hathaway, Inc.	●	NextEra Energy, Inc.
●	CenterPoint Energy, Inc.	●	Pattern Energy
●	Clearway Renew LLC	●	PG&E Corporation
●	Comcast Corporation	●	Puget Sound Energy, Inc.
●	Duke Energy Corporation	●	RWE AG
●	EDF Renewables	●	Santos Limited
●	Engie IR Holdings LLC	●	Sempra Energy
●	Entergy Corporation	●	The Southern Company
●	Enterprise Products Partners L.P.	●	TC Energy Corporation
●	Exelon Corporation	●	Vesper Energy Development LLC
●	FirstEnergy Corp.	●	Xcel Energy Inc.
●	Invenergy LLC
Our customers include utilities, power developer, technology, communications, and energy delivery companies, as well as governmental entities. We have estimated revenues by customer type as a percentage of total revenues below. Such estimates are based on management judgment and assumptions and are provided to show perceived trends in our customer types and should be considered directional in nature.

	Year Ended December 31,
	2024	2023	2022
Utility and Power	74%	75%	75%
Energy and Other	17	19	19
Technology, Manufacturing and Communications	9	6	6
Total revenues	100%	100%	100%
The customer types set forth in the table above are described in further detail as follows:
•Utility and Power - Customers that are electric and gas utility companies, as well as power developers;
•Energy and Other - Customers that own refineries or petrochemical plants and customers that own and/or operate pipelines for the delivery of hydrocarbons, and other non-utility and power customers and non-technology, manufacturing and communications customers to which we provide solutions; and
•Technology, Manufacturing and Communications - Customers that own and/or operate assets supporting delivery of data, communications and digital services (such as hyperscaler, data center colocation) and customers who own or operate commercial or industrial manufacturing facilities, as well as telecommunication customers.
We believe utility, power developer, technology, communications, and energy delivery company customers provide us with growth opportunities due to their programmatic and long-term capital programs and/or the longer-term trends and transitions associated with these industries. We are a preferred service provider for many of our customers, which generally means we have met minimum standards for a specific category of service, maintained a high level of performance and agreed to certain payment terms and negotiated rates. We strive to maintain our preferred status as we believe it provides us an advantage in the award of future work for the applicable customer. Furthermore, many of our strategic relationships with customers take the form of strategic alliance or long-term maintenance agreements, which typically extend for an initial term and may include renewal options to extend the initial term. Strategic alliance agreements also generally state an intention to work together over a period of time and/or on specific types of projects, and many provide us with preferential bidding procedures. We have also developed manufacturing capabilities designed to provide us with the capability to produce certain critical project components, including power transformers, that are needed for our customers’ projects.
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
A significant portion of our revenues is currently derived from unit price or fixed price agreements, and price is often an important factor in the award of such agreements. Accordingly, we could be underbid by our competitors. However, customers often consider other factors in choosing a service provider, including technical expertise and experience, breadth of solutions offerings, safety ratings, financial and operational resources, geographic presence, industry reputation and dependability, which we expect to benefit larger service providers such as us. In addition, competition may lessen as industry resources, such as labor supplies, approach capacity. There can be no assurance, however, that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position. The in-house service organizations of our existing or prospective customers employ personnel who perform some of the same types of services we provide. Although these companies currently outsource a significant portion of these services, there can be no assurance that they will continue to do so in the future or that they will not acquire additional in-house capabilities.
For further information regarding the effects of competition on our business and trends in market demand affecting our business, see Risks Related to Operating Our Business and Risks Related to Our Industries in Item 1A. Risk Factors in Part I of this Annual Report and Results of Operations in Item 7. Management’s Discussion and Analysis of Financial Condition in Part II of this Annual Report.
Material Resources
Equipment
We depend on the availability of a wide range of equipment to perform our services and operate a fleet of owned and leased trucks and trailers, as well as support vehicles and specialty construction and support equipment, such as bucket trucks, digger derricks, sidebooms, dozers, backhoes, excavators, trenchers, generators, boring machines, cranes, robotic arms and helicopters. As of December 31, 2024, the total size of the fleet was approximately 77,000 units. A number of factors that we may not be able to predict or control could result in increased costs for, or delays in delivery of, this equipment, including supply chain and other logistical challenges, as well as global trade relationships and other general market and political conditions that could impact production, delivery or pricing of such equipment (e.g., inflation, interest rates, recessionary economic conditions). Additionally, our ability to efficiently allocate equipment, including our vehicle fleet, across our operating companies may impact our ability to perform services and the profitability of our operations. As such, we have invested, and continue to invest, significant resources and management attention to the utilization of our equipment.
Project Materials
We and our customers depend on the availability of certain materials for construction, upgrade and repair and maintenance of their infrastructure, including, among other things, steel, copper, aluminum, and components for electrical projects (e.g., power transformers, circuit breakers, wire) and renewable energy projects (e.g., solar panels, wind turbine blades). While our customers are typically responsible for supplying most or all of the materials required for the services we perform on their projects, pursuant to certain of our contracts, including contacts for our comprehensive engineering, procurement and construction (EPC) services, we are required to procure all or part of the materials needed for a project. As we continue to expand our EPC services, customers are increasingly requesting that we be responsible for procuring materials, and this trend is expected to continue to increase.
Additionally, we have invested in domestic manufacturing capabilities for certain critical transmission and power generation components, including high- and low-voltage power transformers. We believe continuing to develop these capabilities can help alleviate certain of our customers’ supply chain constraints and improve and control project timelines, as well as potentially reduce exposure to changes in global trade relationships around such components.
For further information regarding certain risks associated with sources and availability of project materials and components, see Regulation below and Risks Related to Operating Our Business in Item 1A. Risk Factors in Part I of this Annual Report.
Seasonality and Cyclicality
Typically, our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by, among other things, weather, customer spending patterns, bidding seasons, receipt of required regulatory approvals, permits and rights of way, project timing and schedules, and holidays. Our revenues are generally lowest in the first quarter of the year because cold, snowy or wet conditions can create challenging working environments that are more costly for our customers or cause delays on projects. In addition, infrastructure projects often do not begin in a meaningful way until our customers finalize their capital budgets, which typically occurs during the first quarter. Second quarter revenues are typically higher than those in the first quarter, as some projects begin, but continued cold and wet weather can often impact productivity. Third quarter and fourth quarter revenues are typically the highest of the year, as a greater number of projects are underway and operating conditions, including weather, are normally more accommodating. During the fourth quarter, projects are often completed and customers often seek to spend their capital budgets before year end. However, the holiday season and inclement weather can sometimes cause delays during the fourth quarter, reducing revenues and increasing costs. These seasonal impacts are typical for our U.S. operations, but seasonality for our international operations may differ.

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
•immigration regulations applicable to U.S. and cross-border employment; and
•special bidding, procurement, cybersecurity and other requirements on government projects, as well as obtaining and maintaining security clearance required for certain government projects.
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
The overall regulatory environment also creates both challenges and opportunities for our business. In recent years, certain of our projects and certain customer spending in our industries have been negatively impacted by regulatory and permitting delays, as well as private legal challenges related to regulatory requirements, particularly with respect to large transmission and pipeline projects. Any tariffs, duties, taxes, assessments, or other limitations on the availability or sourcing of materials or components for our customers’ projects can also increase costs for customers and create variability of project timing. For example, regulatory, legislative or executive action with respect to regional and global trade relationships have impacted, and may impact in the future, the supply chain for certain components required for our customers’ projects (e.g., solar panels). For further information regarding the effects of regulation on our business, see Risks Related to Operating Our Business and Risks Related Regulation and Compliance in Item 1A. Risk Factors in Part I of this Annual Report.
Conversely, we believe that there are also several existing, pending or proposed legislative or regulatory actions that may alleviate certain regulatory and permitting issues and positively impact long-term demand, particularly in connection with electric power infrastructure and renewable energy spending. For example, regulatory changes affecting siting and right-of-way processes could potentially accelerate construction for transmission projects, and state and federal reliability standards are creating incentives for both electrical and pipeline system investment and maintenance. Additionally, certain legislation, such as the IRA and the IIJA, as well as other policy and economic incentives and overall public sentiment, are designed to support and encourage renewable projects that can potentially increase demand for our services over the long term.
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
Employee Profile
As of December 31, 2024, we had approximately 58,400 employees, consisting of approximately 11,500 salaried employees, including, among others, executive officers, professional and administrative staff, project managers and engineers, job superintendents and field personnel, and approximately 46,900 hourly employees, the number of which fluctuates depending upon the number and size of the projects that are ongoing and planned at any particular time. Additionally, approximately 32% of our employees as of December 31, 2024 were covered by collective bargaining agreements, which require the payment of specified wages, the observance of certain workplace rules and the payment of certain amounts to multiemployer pension plans and employee benefit trusts. These collective bargaining agreements have varying terms and expiration dates, and the majority contain provisions that prohibit work stoppages or strikes, even during specified negotiation periods relating to agreement renewals, and provide for binding arbitration dispute resolution in the event of prolonged disagreement. As of December 31, 2024, we had approximately 53,400 U.S. employees and approximately 5,000 non-U.S. employees, with the majority of our non-U.S. employees based in Canada.
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
Climate change has also caused, and is expected to continue to cause, changes in the markets in which we operate. For example, many utility customers are transitioning toward more sustainable sources of power generation, such as renewables (e.g., wind and solar) coupled with battery storage technology, and are replacing aging, less efficient infrastructure, and there has been an increased electrification of consumer goods (e.g., EVs), which is expected to provide continued additional demand for new and expanded electric power infrastructure and reengineering of existing electric power infrastructure. We believe these market dynamics and technological advances provide significant opportunities for us, including increased demand for our renewable energy infrastructure services, as well as our portfolio of electric power infrastructure services.
The focus on climate change has also impacted markets within our Underground and Infrastructure segment. Certain services within this segment have experienced challenges, and could continue to experience challenges. For example, concerns about the impact of certain large pipeline projects on the environment, among other things, have contributed to significant delays and cancellations of certain projects in recent years, and as a result of this and other reasons, we have decreased our strategic focus on these service offerings. Furthermore, a potential for longer-term decline in demand for fossil fuels or refined products as a result of climate change concerns and/or regulation could further negatively impact these projects or negatively impact demand for our midstream and industrial services operations. However, we believe there are climate change-related opportunities for certain services in this segment, as described above. We also believe that meeting the increased demand for electricity will require the continued operation and development of certain legacy energy resources, including natural gas as a transition fuel, and therefore have strategically focused on expanding our natural gas utility services in recent years.
Lastly, new legislation or regulation related to climate change could increase our costs. Most significantly, we maintain a large fleet of vehicles and a significant amount of construction machinery, and the costs associated with them could significantly increase as a result of regulations related to greenhouse gas emissions from such sources or regulations that result in an increase in fuel prices. Additionally, the SEC and the State of California have adopted new rules relating to the disclosure of a range of climate-related risks. While these new rules are currently subject to litigation and the timing of implementation and finalization of such rules is uncertain, we are continuing to assess these rules and regulations and at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the rules. To the extent these rules are implemented, we or our customers could incur increased costs related to the assessment and disclosure of climate-related risks. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon intensive sectors, which could further impact our customers and demand for our services.

For additional information regarding the risks and opportunities described above, see Risks Related to Operating Our Business in Item 1A. Risk Factors in Part I of this Annual Report.
Risk Management and Insurance
We are insured for, among other things, employer’s liability, workers’ compensation, auto liability, aviation and general liability claims. We manage and maintain a portion of our risk through retentions and/or high deductibles and indirectly through our wholly-owned captive insurance company. The captive insurance company reimburses all claims up to the amount of the applicable deductible of our third-party insurance programs, as well as certain additional exposure related to the general and auto liability programs, which together, in certain circumstances, can be up to $50.0 million per occurrence. As a supplement to our high-deductible primary insurance and captive programs, we maintain insurance with excess insurance carriers for potential losses that exceed the amount of our deductible and captive insurance obligations. We renew our insurance policies on an annual basis, and therefore deductibles, captive reinsurance amounts, and levels of insurance coverage may change in future periods. For additional information regarding our insurance and the risks associated with insurance coverage, see Note 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data and Risks Related to Operating Our Business in Item 1A. Risk Factors in Part I of this Annual Report.
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

•Insurance and claims expenses, as well as the unavailability or cancellation of third-party insurance coverage, could have a material adverse effect on us.
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
•Disruptions or failure to adequately protect our information technology systems could materially affect our business and reputation.
•A deterioration of our reputation or brands could have an adverse impact on our business.
•Our financial results are based on estimates and assumptions that may differ from actual results.
•Our inability to successfully execute our acquisition strategy may adversely impact our growth.
•Our management structure could be inadequate to support our business as it expands and becomes more complex.
•The loss of, or our inability to attract or keep, key personnel could disrupt our business.
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
•increases in project costs that result from, among other things, natural disasters and emergencies, adverse weather conditions or events, legal challenges, permitting, regulatory or environmental processes, tariffs, or inaccurate project cost estimates;
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
•changes in the cost, availability, lead times or quality of equipment, commodities, materials, consumables or labor; and
•delay or failure to perform by suppliers, subcontractors or other third parties, or our failure to coordinate performance of such parties, as approximately 20% of our work is subcontracted to other service providers.
Many of these difficulties and delays are beyond our control and can negatively impact our ability to complete the project in accordance with the required delivery schedule or achieve our anticipated operating income margin on the project. Delays and additional costs associated with delays may be substantial and not recoverable from third parties, and in some cases, we may be required to compensate the customer for such delays, including in circumstances where we have guaranteed project completion or performance by a scheduled date and incur liquidated damages if we do not meet such schedule.
We also generate a significant portion of our revenues under fixed price contracts, including contracts for large projects and/or projects where we provide EPC services (e.g., large electric transmission and substation projects and renewable generation projects). We have strategically expanded these service offerings in recent years, including with respect to renewable energy projects, and the size and scope of these projects continues to increase. The contracts for these projects often involve complex pricing, scope of services and other bid preparation components that require challenging estimates and assumptions on the part of our personnel, which increases the risk that costs incurred on such projects can vary, sometimes substantially, from our original estimates.
Performance difficulties can result in project delays, project cancellations and damage to our relationship with customers, as well as damage to our reputation, which can be exacerbated when the difficulties arise on a high-profile project. As a result, additional costs or penalties, a reduction in our productivity or efficiency or a project termination in any given period can have a material adverse effect on our business, financial condition, results of operations and cash flows and can also adversely affect our ability to secure new contracts.
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
In particular, locations throughout our primary operating regions, including but not limited to, the United States, Canada and Australia, have recently experienced and are increasingly impacted by wildfires, including locations that have not historically experienced wildfire events but that are becoming more susceptible to wildfire events due to changes in climate. Our customers operate electrical power, natural gas, communications and other infrastructure assets in these areas, which in turn has exposed us and other contractors to increased risk of liability in connection with our operations, as these wildfire events can be started by electrical power and other infrastructure on which we have performed services, including inspection, consulting, construction, upgrade, repair and maintenance and other services. For example, certain of our customers have been determined to be or are potentially responsible for certain catastrophic wildfire events in the western United States due to failure of their infrastructure, and certain of these wildfire events remain under investigation. As described further in Legal Proceedings - Silverado Wildfire Matter within Note 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report, two Quanta operating companies have received tenders of defense and demands for preservation of documents and indemnity in connection with a wildfire event, and additional claims or legal proceedings involving Quanta and its operating companies related to wildfire events may be brought in the future.
We also often perform services in locations that are densely populated and that have higher value property and assets, such as California and metropolitan areas, which can increase the impact of any of these hazards or other accidents. For example, one of our larger operating companies specializes in underground gas and electric distribution and transmission services and operates in metropolitan areas throughout the northeastern United States, including New York City, New York. Additionally, we operate a significant number of helicopters in the performance of our services, including the transportation of line workers, the setting of poles, the stringing of wires and wildfire control and prevention, among other activities, including in locations that have a higher risk of wildfires and in densely populated areas. Our operation of helicopters is subject to various risks, such as crashes, collisions, fires, adverse weather conditions or mechanical failures. We also perform site-work services and railroad construction services, as well as services on natural gas systems, pipelines, refineries, petrochemical plants and other infrastructure assets, and failure of or accidents with respect to work we perform on any of these types of assets could result in significant claims or liabilities. Additionally, we manufacture certain products, including power transformers and mobile energy storage systems, and a failure of one of our products could also lead to similar operational hazards (e.g., explosions or mechanical failures).
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

Insurance and claims expenses, as well as the unavailability or cancellation of third-party insurance coverage, could have a material adverse effect on us.
As part of our overall risk management strategy, we self-insure, or insure through our wholly-owned captive insurance company, a significant portion of our claims exposure, including all amounts up to the applicable deductible of our third-party insurance programs and certain additional amounts related to the general and auto liability programs. We are also responsible for our legal expenses relating to such claims, which can be significant both on an aggregate and individual claim basis. As a supplement to our self-insurance program, we maintain insurance with excess insurance carriers for potential losses, which exceed the amounts we self-insure or insure through our wholly-owned captive insurance company, arising out of our business and operations, and such insurance is subject to high deductibles. We renew our third-party insurance policies on an annual basis, and therefore deductibles and levels of coverage offered may change in future periods, and there is no assurance that any of our coverages will be renewed at their current levels or at all or that any future coverage will be available at reasonable and competitive rates. In connection with such renewals, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance, risk volatility, and premium expense. Our insurance coverages may not be sufficient or effective under all circumstances or against all claims and liabilities asserted against us, and if we are not fully insured against such claims and liabilities, our business, financial condition. results of operations and cash flows could be materially and adversely affected. For example, due to the increased occurrence and future risk of wildfires, as described above, insurers have reduced coverage availability and increased the cost of insurance coverage for such events in recent years. As a result, Quanta’s current level of insurance coverage for wildfire events may not be sufficient to cover potential losses in connection with these events.
Further, there has been a wave of blockbuster, or so-called “nuclear” verdicts resulting from liabilities arising out of vehicle and other accidents in recent years. Given this current claims environment, the amount of coverage available from excess insurance carriers is decreasing, and the premiums for this excess coverage are increasing significantly. For the foregoing reasons, our insurance and claims expenses may increase, or we could increase our self-insured retention as policies are renewed or replaced. In addition, we may assume additional risk within our captive insurance company that we may or may not reinsure.
Although we reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience, estimating the number and severity of claims, as well as related costs to settle or resolve them, is inherently difficult and subject to a high degree of variability, and such costs could exceed our estimates. Accordingly, our actual losses associated with insured claims may differ materially from our estimates and materially and adversely affect our financial condition and results of operations in material amounts.
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
Our ability to efficiently manage our business and achieve our strategic initiatives is limited by our ability to employ, train and retain the necessary skilled personnel, which is subject to a number of risks. The demand for labor resources has continued to increase in response to the increasing duration and complexity of customer capital budgets, the commencement of new, large-scale infrastructure projects, increased demand for infrastructure improvements and reliability and increased pressure to reduce costs. The pool of skilled workers in certain of our industries has also been reduced, and may be further reduced, due primarily to an aging utility workforce and longer-term labor availability issues, including with respect to experienced program managers and qualified journeyman linemen available for our Electric Power segment and experienced supervisors and foremen for our Underground and Infrastructure segment. The cyclical nature of certain of the industries in which we operate can also create shortages of qualified labor during periods of high demand and production, and the amount of travel required for project management-level positions can impact the number of potential candidates that decide to enter our industries. A shortage in the supply of personnel creates competitive hiring markets that may result in increased labor expenses, and we have incurred, and expect to continue to incur, significant education and training expenses in order to recruit and train employees. The uncertainty of contract award timing and project delays can also present difficulties in managing our workforce size. Additionally, we may not be able to attract and retain the necessary skilled personnel for our expanding product and service offerings. Our inability to efficiently manage our workforce may require us to incur costs resulting from excess staff, reductions in staff, or redundancies that could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
A few customers have in the past and may in the future account for a significant portion of our revenues. For example, our ten largest customers accounted for 31% of our consolidated revenues for the year ended December 31, 2024. Although we have long-standing relationships with many of our significant customers, a significant customer may unilaterally reduce or discontinue business with us at any time or merge or be acquired by a company that decides to reduce or discontinue business with us. A significant customer may also encounter financial constraints, based on cost of capital or other reasons, file for bankruptcy protection or cease operations, any of which could also result in reduced or discontinued business with us. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We have in the past brought, and may in the future bring, claims against our customers. For example, as of December 31, 2024, the amount recognized related to unapproved change orders and claims was $733.6 million, which is discussed further in

Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report. These types of claims occur due to, among other things, impacts to projects as a result of factors not within the control of Quanta, such as natural disasters, significant weather events and public health events (e.g., pandemics), delays caused by customers and third parties and changes in project scope, which can result in additional costs that may not be recovered until the claim is resolved. While we generally negotiate with the customer for additional compensation, we may be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred. Litigation, arbitration or government approval (if needed) with respect to these matters is generally lengthy and costly, involves significant uncertainty as to timing and amount of any resolution, and can adversely affect our relationship with existing or potential customers. Furthermore, we can be required to invest significant working capital to fund cost overruns while the resolution of a claim is pending. Failure to obtain adequate and prompt compensation for these matters can result in a reduction of revenues and gross profit recognized in prior periods or the recognition of a loss. Any such reduction or loss can be substantial and can have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In addition, many customers, particularly in connection with new construction, require us to post performance and payment bonds. These bonds provide a guarantee that we will perform under the terms of a contract and pay our subcontractors and vendors. If we fail to perform, the customer may demand that the surety make payments or provide services under the bond, and we must reimburse the surety for any expenses or outlays it incurs. As of December 31, 2024, the total amount of our outstanding performance bonds was estimated to be approximately $9.5 billion. To the extent reimbursements are required, the amounts could be material and could adversely affect our consolidated business, financial condition, results of operations or cash flows.
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
Additionally, certain of our operating companies manufacture products sold to customers and other third parties, and we can be exposed to product liability and warranty claims if such products result in, or are alleged to result in, bodily injury and/or property damage or our products actually or allegedly fail to perform as expected. Furthermore, certain of our products are designed to support critical infrastructure and any failure of such products could result in significant product liability and warranty claims, as well as damage to our reputation in the marketplace. Our product development, manufacturing and testing may be inadequate to detect all defects, errors, failures and quality issues, which could impact customer satisfaction or result in claims against us. As a result, we may have, and from time to time have had, to replace certain components and/or provide remediation in response to the discovery of defects in our products, and the occurrence of any defect, error, failure or quality issue could result in cancellation of orders, product returns, damage to our reputation, diversion of our resources, lawsuits or claims by our customers or other third parties and other losses to us or to any of our customers or third parties, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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

Disruptions to our information technology systems or our failure to adequately protect critical data, sensitive information and technology systems could materially affect our business and reputation.
We rely on information technology systems to manage our operations and other business processes and to protect sensitive company information. We also collect and retain information about our customers, stockholders, vendors, employees, contractors, business partners and other parties, all of whom expect that we will adequately protect such information. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our information technology systems and confidential information as well as the systems and information of key third parties and information technology vendors upon whom we rely. Certain of our vendors have experienced cyber-attacks that exploited vulnerabilities in their systems and have resulted in disruptions to their systems. While these events have not resulted in any known material impacts to our systems, we expect such attacks will continue in the future. Furthermore, the energy infrastructure systems on which we work are strategic targets that are at greater risk of cyber-attacks or acts of terrorism than other targets. Additionally, an intrusion into the information systems of a business we acquire may also ultimately compromise our systems. Our operations are decentralized with operating companies maintaining some of their own information systems, data and service providers. While our cybersecurity risk management program and processes, including policies, controls and procedures, are designed to cover our operating companies, there can be no assurance that these will be fully implemented, complied with or effective in protecting all information systems and operations.
While we have security measures and technology in place to protect our and our clients’ confidential or proprietary company information, there can be no assurance that our efforts will prevent all threats to our systems and information. Moreover, we have acquired and continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to significant cybersecurity, operational, and financial risks until they are fully integrated into our information systems. Additionally, the increased use of remote working arrangements by employees, vendors, and other third parties has increased the exposure to possible attacks, thereby increasing the risk of a data security compromise.
We have experienced and addressed cyber-attacks, breaches and disruptions of our information systems, and systems of key third parties and information technology vendors that we rely upon, in the past, and we expect such events to continue to arise in the future. While to date we have not experienced any material impact as a result of these events, the ultimate impact of future and similar events remains unknown, and we expect additional vulnerabilities to arise. Cyber-attacks can result in compromises of our payment systems, monetary losses, inability to access or operate our systems (e.g., ransomware), delays in processing transactions or reporting financial results, the disclosure or misappropriation of confidential, personal or proprietary company information (including for the purpose of transacting in our stock), or the release of customer, stockholder, vendor or employee information. An attack could also cause material service disruptions to our internal systems or, in extreme circumstances, infiltration into, damage to or loss of control of our customers’ energy infrastructure systems. Any such breach or disruption could subject us to material liabilities, cause damage to our reputation or customer relationships, or result in regulatory investigations or other actions by governmental authorities, which could have a material adverse impact on our business, financial condition, results of operations and cash flows. Furthermore, we may incur additional costs related to the investigation and reporting of any such breach or disruption. Additionally, because the techniques used to obtain unauthorized access or sabotage information technology systems change frequently and are generally not identifiable until they are launched against a target, we are unable to anticipate all attacker techniques or to implement comprehensive preventative measures, particularly because threat actors are increasingly using tools, including artificial intelligence, that are designed to circumvent controls and evade detection. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches.
In addition, as a contractor supporting government agencies with respect to certain projects, including the Department of Defense (DoD), we must adhere to regulatory cyber compliance requirements outlined in the Federal Acquisition Regulations (FAR), the Defense Federal Acquisition Regulation Supplement (DFARS), and other federal mandates with respect to these projects. The DoD is also in the process of implementing obligations relating to the Cyber Security Material Model Certificate (CMMC) into its contracts. The DoD expects that new contracts will be required to comply with the CMMC by 2026. In addition, any obligations that may be imposed on us under the CMMC may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance. Failure to meet these various requirements, whether mandated by regulation or contract, could cause material harm to our business, financial condition and reputation.
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
•failure to successfully perform, or negative publicity related to, a high-profile project, including, among others, our joint venture in LUMA and large-scale infrastructure projects designed to support the energy transition (i.e., large electric transmission and renewable generation projects) and technological advancements (e.g., data center facilities);
•actual or potential involvement in a catastrophic fire, explosion, mechanical failure of infrastructure or similar event; or
•actual or perceived responsibility for a serious accident or injury.
Increased media coverage and interest in energy transition matters and our industries, along with the intensification of media coverage generally, including through the considerable expansion in the use of social media, have increased the volume and speed at which negative publicity arising from these events can be generated and spread, and we may be unable to timely respond to, correct any inaccuracies in, or adequately address negative perceptions arising from such media coverage. In addition, negative publicity relating to certain projects may result in increased regulatory scrutiny, adverse rulings or regulatory actions. If the reputation or perceived quality of our brands decline or customers lose confidence in us, our business, financial condition, results of operations, or cash flows could be adversely affected.
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
•the complexities and difficulties associated with managing our business as it grows and evolves;
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
Additionally, we also generally require that key management and former principals of the businesses we acquire agree to non-compete covenants in the purchase agreement or, as applicable, employment agreements. Enforceability of these non-competition agreements varies by jurisdiction and typically is dependent upon specific facts and circumstances, making it difficult to predict their enforceability. Additionally, the FTC has adopted new rules to, among other things, prohibit and make unenforceable any post-employment non-compete arrangement that restricts an employee or individual independent contractor, unless such arrangement was entered into in connection with an acquisition and meets certain conditions. While these rules have been challenged judicially and their implementation has been stayed, if the rules are ultimately upheld, we might be subject to increased competition if the restrictive covenants entered into by key management personnel of acquired businesses are not enforceable or have expired, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
Our management structure could be inadequate to support our business as it expands and becomes more complex.
We cannot be certain that our management structure will be adequate to support our business as it continues to expand and become more complex. Due to our continued growth, as well as the increasing complexity of our projects, operations and industries, we may encounter difficulties managing our business, including with respect to our and our operating companies’ ability to coordinate and execute business strategies, plans and tactics. Furthermore, as our operations grow and increase in complexity, we may lack timely access to information that could impact the quality of decision-making by management or our ability to react to problems affecting key business matters. Future growth could also impose significant additional responsibilities on members of our senior management, and we cannot be certain that we will be able to recruit, integrate and retain new senior-level managers and executives. To the extent that we are unable to manage our growth effectively or are unable to attract and retain additional qualified management, we may not be able to continue to expand our operations or execute our business plan.
The loss of, or our inability to attract or keep, key personnel could disrupt our business.
We depend on the continued efforts of our executive officers, senior corporate management, regional leadership and management of our operating companies, which includes leadership and key personnel of the businesses we acquire. Although we typically enter into employment agreements with our executive officers and other key employees for initial terms of one year and subsequent renewal options, we cannot be certain that any individual will continue in such capacity for any particular period of time. We also depend on our ability to attract key operational and professional personnel as we grow our business and in order to establish and maintain an effective succession planning process. A shortage of these employees for various reasons, including intense competition for skilled employees, labor shortages, increased labor costs and the preference of some candidates to work remotely, could jeopardize our ability to successfully manage our decentralized operations or our ability to grow and expand our business. As a result, the loss of key personnel, as well as our inability to attract, develop and retain qualified employees that can succeed these key personnel, could negatively impact our ability to manage our business. Additionally, if the FTC rules regarding non-compete covenants discussed above are upheld and ultimately implemented, Quanta could be required to individually rescind any post-termination non-compete clauses in its employment and other service agreements with key management, other employees and individual independent contractors, which would increase the risk that key individuals, upon departure from Quanta, would compete with us despite any severance or other consideration paid or owed to any such individual.
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
We grant credit, generally without collateral, to our customers, which primarily include utilities, renewable energy developers, technology companies, communications providers, industrial companies and energy delivery companies located primarily in the United States, Canada and Australia. In certain circumstances, we also allow our customers to defer payment until certain project milestones have been met or until a project is substantially completed, and customers typically withhold some portion of amounts due to us as retainage until a project is complete. In addition, we have provided in the past and may provide in the future other forms of financing to our customers or make investments in our customers’ projects. These payment arrangements subject us to potential credit risk related to changes in business and economic factors affecting our customers, and certain of our customers have experienced financial difficulties (including bankruptcy) in recent years, which has impacted our ability to collect amounts owed to us. If we are unable to collect amounts owed, or retain amounts paid to us, our cash flows are reduced, and we could experience losses. Business and economic factors resulting in financial difficulties (including bankruptcy) for our customers can also reduce the value of any financing or equity investment arrangements we have with our customers, thereby increasing the risk of loss in those circumstances. Losses experienced as a result of these credit and investment risks could materially and adversely affect our financial condition, results of operations and cash flows.
Risks associated with operating in international markets and U.S. territories could harm our business and prospects.
Our overall business, financial condition, results of operations and cash flows can be negatively impacted by our activities and operations outside the continental United States, including our international operations and operations in U.S. territories. Although these operations are presently conducted primarily in Canada and Australia, we also perform work in other foreign countries and U.S. territories. For the year ended December 31, 2024, we derived $2.07 billion, or 8.7%, of our consolidated revenues from foreign operations, the substantial majority of which was related to Canada and Australia. Changes in economic conditions, including those resulting from wars and other geopolitical conflicts, civil unrest, public health crises, pandemics, acts of terrorism, or volatility in global markets, may adversely affect demand for our services and our customers’ ability to pay for our services. In addition, at times we are paid for work outside the United States in currencies other than the U.S. dollar. Such payments are subject to fluctuating foreign currency exchange rates and may exceed our local currency needs, and, in certain instances, those amounts may be subject to temporary blocking, taxes or tariffs, and we may experience difficulties if we attempt to convert such amounts to U.S. dollars. Furthermore, to the extent the volume of services we provide internationally increases, our financial condition, results of operations and cash flows could be further exposed to the effects of fluctuating exchange rates.
There are numerous other risks associated with operating in international markets and U.S. territories, including, but not limited to, changes in applicable regulatory requirements; political, economic and social instability; expropriation or nationalization of our assets and operations; unfamiliar legal systems or business and labor practices; and complex U.S. and foreign tax regulations and other laws and international treaties. For example, our joint venture, LUMA, is exposed to various risks operating in Puerto Rico. Furthermore, we have incurred, and may incur in the future, significant costs or liabilities associated with an unsuccessful attempt to enter a new market and we have entered, and may in the future enter, a new market that ultimately proves to be unprofitable or has an otherwise adverse effect on our business. We may also incur significant costs and liabilities associated with winding down or exiting an existing market. These risks could restrict our ability to provide services to customers, operate our business in these locations profitably or fund our strategic objectives, which could negatively impact our overall business, financial condition, results of operations and cash flows.
Limitations on the availability of suppliers, subcontractors and equipment manufacturers that we depend on could adversely affect our business.
We rely on suppliers to obtain necessary materials and subcontractors to perform portions of our services, and our customers rely on suppliers for materials necessary for the construction, upgrade and repair and maintenance of their infrastructure. We also rely on equipment manufacturers to timely provide us with the equipment required to conduct our operations, including a significant number of specialty vehicles. Limitations on the availability of suppliers, subcontractors or equipment manufacturers could negatively impact our or our customers’ operations, particularly in the event we rely on a single or small number of providers. The risk of a lack of available suppliers, subcontractors or equipment manufacturers can be heightened as a result of market, regulatory or economic conditions. For example, customers in certain U.S. states and Canada, in order to receive certain funding or for other reasons, may expect or compel us to engage a specified percentage of services from suppliers or subcontractors that meet diversity-ownership requirements, which can further limit our pool of available suppliers and subcontractors and limit our ability to secure contracts, maintain our services or grow in those areas. Availability of suppliers and manufacturers may also be limited by U.S. trade and other foreign policies that restrict business relationships with certain suppliers and manufacturers, including tariffs, duties, taxes, assessments or other limitations on the availability or sourcing of materials or components for our projects.
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
Pursuant to certain contracts, including fixed price and EPC contracts where we have assumed responsibility for procuring materials for a project, we are exposed to availability issues and price increases for materials that are utilized in connection with our operations, including, among other things, copper, steel, aluminum, specialized project components (e.g., transformers, solar panels) and raw materials utilized for certain of our product solutions. In addition, the timing of our customers’ ongoing projects, as well as their capital budgets and decision-making with respect to the timing of the future projects, can be negatively impacted by a lack of availability or an increase in prices of these materials. Prices and availability could be materially impacted by, among other things, supply chain and other logistical challenges (including inability of manufacturers to timely meet demand), global trade relationships (e.g., tariffs, duties, taxes, assessments, sourcing restrictions) and other general market and geopolitical conditions (e.g., inflation, market volatility, increased interest rates and geopolitical conflicts). The lack of availability of necessary materials could result in project delays, some of which could be attributable to us, and an increase in prices of materials could reduce our profitability on projects or negatively impact our customers, which could have an adverse effect on demand for our services or our business, financial condition, results of operations and cash flows. For example, in the past sourcing restrictions on critical components for our customers’ projects (e.g., solar panels) have resulted in supply chain and logistical challenges, which negatively impacted certain of our services. We may continue to be impacted by sourcing restrictions, including, but not limited to, taxes. tariffs and duties, which may negatively impact project timing within certain of our markets in the future. Additionally, the availability of power transformers utilized in electric power projects has been negatively impacted by the inability of manufacturers to meet current market demand, which has increased, and is expected to continue to increase.
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
We are also exposed to increases in energy prices, particularly fuel prices for our large fleet of vehicles, which have fluctuated significantly since 2020 and could increase over the longer term due to market conditions or future regulatory, legislative and policy changes. Furthermore, some of our fixed price contracts do not allow us to adjust our prices and certain of our other contracts, such as some long-term MSAs, allow for price adjustments within a certain range that may be insufficient for us to recover the full amount associated with increased fuel costs. As a result, increases in fuel costs could reduce our profitability with respect to such projects. Our ability to utilize certain existing vehicles within our fleet may also be limited by new emissions or other regulations, and, due to lack of production or availability, we may not be able to procure a sufficient number of vehicles meeting any such regulations. To the extent we are unable to utilize a significant portion of our existing fleet, we may be unable to perform services, which could have an adverse effect on our future financial condition, results of operations and cash flows. Additionally, to the extent we are required to transition our fleet to alternative sources of power, including EVs, and the availability of such vehicles is limited or fluctuates, we may be unable to efficiently plan for such transition, which could result in, among other things, the retirement of certain vehicles prior to the end of their useful life. The broader and longer-term implications of these challenges, which could accelerate, remain highly uncertain and variable and could negatively impact our overall business, financial condition, results of operations and cash flows.
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
Moreover, while we may create and publish voluntary disclosures regarding sustainability matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and estimates and assumptions that may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many sustainability matters. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to sustainability matters. For example, certain jurisdictions in which we operate have adopted new requirements that would require companies to provide expanded emissions-related disclosures on an annual basis. Additionally, the SEC and the State of California have published new rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting. While certain of these rules are subject to ongoing legal challenges, if implemented these new and proposed regulatory requirements may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and Board.
Risks Related to Our Industries
Negative macroeconomic conditions and industry-specific economic and market conditions can adversely impact our business.
Stagnant or declining economic conditions, including a prolonged economic downturn or recession, as well as significant events that have an impact on financial or capital markets, can adversely impact the demand for our services and result in the delay, reduction or cancellation of certain projects. Macroeconomic conditions, including inflation, slow growth or recession, changes to fiscal and monetary policy, changes in global trade relationships, and tighter credit and higher interest rates could materially adversely affect demand for our services and the availability and cost of the materials and equipment that we need to deliver our services or our customers need for their projects. During periods of elevated economic uncertainty, our customers may reduce or eliminate their spending on the services we provide. In addition, volatility in the debt or equity markets, as well as prolonged higher interest rates, may negatively impact our customers’ access to or willingness to raise capital and result in the reduction or elimination of spending on the services we provide. Our vendors, suppliers and subcontractors may also be, to varying degrees, adversely affected by these conditions. These conditions, which can develop rapidly, could adversely affect our revenues, results of operations, and liquidity.
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
Technological advancements, market developments and other factors may increase our costs or alter our customers’ existing operating models or the services they require, which could result in reduced demand for our services. For example, a transition to a decentralized electric power grid, which relies on more dispersed and smaller-scale renewable energy sources, could reduce the need for large infrastructure projects and significant maintenance and rehabilitation programs, thereby reducing demand for, or profitability of, our services. Additionally, if traditional utilities are unable to meet the electricity demand of certain industries, such as technology or manufacturing companies, it could alter existing operating models and could result in a reduction in demand for our services. Our future success will depend, in part, on our ability to anticipate and adapt to these and other potential changes in a cost-effective manner and to offer services that meet customer demands and evolving industry standards. If we fail to do so or incur significant expenditures in adapting to such change, our businesses, financial condition, results of operations and cash flows could be materially and adversely affected.
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
For example, in the past, sourcing restrictions on critical components for our customers’ projects have resulted in supply chain and logistical challenges, which negatively impacted certain of our services. We may be impacted in the future by sourcing restrictions, including, but not limited to, taxes. tariffs and duties, which may negatively impact project timing within certain of our markets in the future. Furthermore, with respect to our contracts under which we are responsible for procuring all or a portion of the materials needed for projects, including our EPC contracts, we are often required to comply with complex sourcing and transportation regulations, which can involve cross-border movement of such materials. Changes to, or our failure to comply with, these regulatory requirements can result in project delays and additional project costs, which may be substantial and not recoverable from third parties, and in some cases, we may be required to compensate the customer for such delays, including in circumstances where we have guaranteed project completion or performance by a scheduled date and incur liquidated damages if we do not meet such schedule. Additionally, our failure to comply with these regulatory requirements could result in criminal or civil fines, penalties, forfeitures or other sanctions.
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
With respect to certain services within our Renewable Energy segment, current and potential legislative or regulatory initiatives may not be implemented or extended or result in incremental increased demand for our services, including the IRA, the IIJA, legislation or regulation that mandates percentages of power to be generated from renewable sources, requires utilities to meet reliability standards, provides for existing or new production tax credits for renewable energy developers, or encourages installation of new electric power transmission and renewable energy generation facilities. While these actions and initiatives have positively impacted demand for our services in the past, it is not certain whether they will continue to do so in the future.
Our unionized workforce and related obligations may adversely affect our operations.
As of December 31, 2024, approximately 32% of our employees were covered by collective bargaining agreements and the number of our employees covered by collective bargaining agreements could increase in the future for a variety of reasons, including acquisitions, unionization of a non-union operating company, project requirements (e.g., project labor agreements) and changes in law. The political and labor environment in recent years has also generally been more conducive to unionization attempts, and we have experienced an increase in unionization attempts at certain of our operating companies, some of which have been successful, and we expect such attempts to continue in the future. For a variety of reasons, our unionized workforce could adversely impact relationships with our customers and adversely affect our business, financial condition, results of operations and cash flows. Certain of our customers also require or prefer a non-union workforce, and they may reduce the amount of work assigned to us if our non-union labor crews become unionized. Additionally, although the majority of the collective bargaining agreements prohibit strikes and work stoppages, certain of our unionized employees have participated in strikes and work stoppages in the past and strikes or work stoppages could occur in the future. Our ability to complete future acquisitions also could be adversely affected because of our operating companies’ union status, including because our union agreements may be incompatible with the union agreements of a business we want to acquire or because a business we want to acquire may not want to become affiliated with our operating companies that have employees covered by collective bargaining obligations.
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
We are subject to various specific regulatory regimes and requirements that could result in significant compliance costs and liabilities. As a public company, we are subject to various corporate governance and financial reporting requirements, including requirements for management to report on our internal controls over financial reporting and for our independent registered public accounting firm to express an opinion on the operating effectiveness of our internal control over financial reporting. Our internal control over financial reporting was effective as of December 31, 2024; however, there can be no assurance that our internal control over financial reporting will be determined to be effective in future years. Failure to maintain effective internal controls, including the identification and remediation of significant internal control deficiencies in acquired businesses (both prior acquisitions and future acquisitions), could result in a decrease in the market value of our publicly traded securities, a reduced ability to obtain debt and equity financing, a loss of customers, fines or penalties, and/or additional expenditures to meet the requirements or remedy any deficiencies.
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
Most government contracts are awarded through a regulated competitive bidding process, which can often include more cumbersome compliance requirements and be more time consuming than the bidding process for non-governmental projects. This could require us to incur substantial costs, subject us to increased liability for our climate-related and other disclosures, and influence our climate and business strategy in ways other than we might prefer. Additionally, involvement with government contracts could require a significant amount of costs to be incurred before any revenues are realized. We are also subject to numerous procurement rules and other public sector regulations when we contract with certain governmental agencies, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors and may review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If a government agency determines that costs were improperly allocated to specific contracts, such costs will not be reimbursed or a refund of previously reimbursed costs may be required. If a government agency alleges or proves improper activity, civil and criminal penalties could be imposed and serious reputational harm could result. Many government contracts must be appropriated each year, and without re-appropriation we would not realize all of the potential revenues from any awarded contracts. Furthermore, certain of our federal government contracts require us to have security clearances, which can be difficult and time consuming to obtain. If our employees or our facilities are unable to obtain or retain the necessary security clearances, our clients could terminate or not renew existing contracts or award us new contracts. Additionally, U.S. government shutdowns or any related under-staffing of the government departments or agencies that interact with our business could result in program cancellations, disruptions and/or stop work orders, could limit the government’s ability to effectively progress programs and make timely payments, and could limit our ability to perform on our existing U.S. government contracts and successfully compete for new work.
Immigration laws, including our inability to verify employment eligibility and restrictions on movement of our foreign employees, could adversely affect our business or reputation.
We employ a significant number of employees, and while we utilize processes to assist in verifying the employment eligibility of our employees so that we maintain compliance with applicable laws, it is possible some of our employees may be unauthorized workers. In addition, we utilize certain non-immigrant visas to allow us to temporarily transfer certain of our foreign employees to the United States, and we utilize foreign immigration laws to allow certain of our employees to temporarily transfer to foreign countries. The employment of unauthorized workers or failure to comply with the requirements of these non-immigrant visas could subject us to fines, penalties and other costs, as well as result in adverse publicity that negatively impacts our reputation and brand and may make it more difficult to hire and retain qualified employees. Furthermore, to the extent we are subject to penalties or delays that prevent the future transfer of our foreign employees to the United States, we may incur additional costs to hire and train new employees. Immigration laws have also been an area of considerable political focus in recent years, and, from time-to-time, the U.S. government considers or implements changes to federal immigration laws, regulations or enforcement programs. Changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and potential liability and make our hiring and employee transfer processes more cumbersome, or reduce the availability of potential employees.
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
We have a significant amount of debt and debt service requirements. As of December 31, 2024, we had approximately $4.10 billion of outstanding long-term debt, net of current maturities. We also had $2.61 billion of aggregate undrawn borrowing capacity under our senior credit facility and commercial paper program as of December 31, 2024. This level of debt could have significant consequences on our future operations, including:
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
Borrowings under our senior credit facility and commercial paper facility are at variable rates of interest and expose us to interest rate risk. Interest rates increased significantly during 2022 and 2023, and remained elevated in 2024. As a result, our debt service obligations on the variable rate indebtedness have increased and may continue to increase even if the amount we borrow remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. See Note 10 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II and Interest Rate Risk in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of this Annual Report for further information about our debt subject to variable interest rates.
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
We often fund a significant portion of the consideration paid in connection with our acquisitions with the issuance of additional equity securities, including contingent consideration amounts payable if acquired businesses achieve certain performance objectives during specified post-acquisition periods. We also utilize stock-based compensation as a key component of our compensation program. We expect to issue additional equity securities in the future in connection with these and other practices. Our Restated Certificate of Incorporation provides that we may issue up to 600,000,000 shares of common stock, of which 147,678,512 shares were outstanding as of December 31, 2024. Any additional issuances of common stock would have the effect of diluting our earnings per share and our existing stockholders’ individual ownership percentages and lead to volatility in the market price of our common stock. We cannot predict the effect that future issuances of our common stock or other equity-related securities would have on the market price of our common stock.
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

ITEM 1B.Unresolved Staff Comments
None.

ITEM 1C.    Cybersecurity

Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan and is integrated with our overall enterprise risk management program, sharing common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas. While we may not meet any particular standard, specification or requirement of the Center for Internet Security Critical Security Controls, we utilize such controls as a guide to help us identify, assess and manage cybersecurity risks relevant to our business. Additionally, we are required by certain customers to maintain controls and processes pursuant to applicable cybersecurity regulations and frameworks.
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
•the use of external cybersecurity service providers, where appropriate, to assist with development, testing and compliance in regards to our security controls and processes;
•cybersecurity awareness training of employees with access to our IT systems;
•a cybersecurity incident response plan and Security Operations Center to respond to cybersecurity incidents;
•a third-party risk management process for service providers; and
•procurement of insurance coverage that is intended to address certain aspects of cybersecurity risks.
During the year ended December 31, 2024, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected our operations, business strategy, results of operations or financial condition. However, we will continue to face certain risks from ongoing cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. See Disruptions to our information technology systems or our failure to adequately protect critical data, sensitive information and technology systems could materially affect our business or result in harm to our reputation in Item 1A. Risk Factors in Part I of this Annual Report.”

Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and considers cybersecurity and IT risks as key strategic risks of Quanta. The Board oversees management’s implementation of our cybersecurity risk management program, receiving regular reports from management (including our Senior Vice President of Technology) on our cybersecurity risks, including briefings on our cyber risk management program and cybersecurity incidents, and reviewing cybersecurity topics impacting companies with management and external experts.
Our Senior Vice President of Technology reports to the Chief Financial Officer and leads our IT and cybersecurity functions and has primary responsibility for leading our overall cybersecurity risk management program, supervising both our internal cybersecurity personnel and our external cybersecurity service providers. Our cybersecurity function is responsible for assessing and managing our material risks from cybersecurity threats, as well as informing management about and monitoring the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which include briefings with internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external cybersecurity service providers and alerts and reports produced by security tools deployed in the IT environment. Our Senior Vice President of Technology has significant global experience in managing and leading information systems and deploying cybersecurity technologies and holds a cybersecurity certification from a leading cybersecurity training and research institute.

ITEM 2.Properties
Facilities
We own and lease facilities throughout the United States, Canada, Australia and certain other foreign countries where we conduct business. These facilities are utilized for operations in all of our reportable segments and include offices, equipment yards, warehouses, storage, maintenance shops, manufacturing facilities and training and educational facilities, including the training and educational facilities located at the Quanta Advanced Training Center in La Grange, Texas, and the campuses of Northwest Lineman College, our postsecondary educational institution, which are located in California, Florida, Idaho and Texas. As of December 31, 2024, we owned 101 of our facilities and certain real property and leased the remainder. Included in the owned facilities is real property and associated office buildings and facilities located in Houston, Texas that we utilize as our corporate headquarters and real property and associated manufacturing facilities located in Canonsburg, Pennsylvania; Raeford, North Carolina; and Erie County, New York, associated with our businesses that specialize in manufacturing power transformers and related electrical components. We believe that our existing property and facilities are suitable and adequate for our current needs; however, we continue to evaluate real estate strategies to support our recent growth.
Equipment
We operate a fleet of owned and leased trucks and trailers, as well as support vehicles and specialty construction equipment, such as bucket trucks, digger derricks, sidebooms, dozers, backhoes, excavators, trenchers, generators, boring machines, cranes, robotic arms, wire pullers, tensioners, helicopters and other aircraft. As of December 31, 2024, the total size of our owned and leased fleet was approximately 77,000 units. Most of our fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We believe that our equipment is generally well maintained and is suitable and adequate for our present operations.

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

ITEM 4.Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “PWR.” On February 17, 2025, there were approximately 417 holders of record of our common stock. This number does not include stockholders for whom shares of our common stock are held in “nominee” or “street name.” See Note 13 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report for additional discussion of our equity securities.
Unregistered Sales of Securities
Subsequent to December 31, 2024, we completed two acquisitions, and a portion of the consideration consisted of the unregistered issuance of shares of our common stock. The aggregate consideration for these acquisitions included 515,822 shares of our common stock, valued at $161.6 million as of the respective acquisition dates.
The shares of common stock issued in these transactions were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the shares were issued to the owners of the businesses acquired in a privately negotiated transaction not involving any public offering or solicitation.
For additional information about this acquisition, see Note 6 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report.
Issuer Purchases of Equity Securities During the Fourth Quarter of 2024
The following table contains information about our purchases of equity securities during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
October 1 - 31, 2024
Open Market Stock Repurchases (1)	—	$—	—	$499,650,097
Tax Withholding (2)	5,568	$304.60	—
November 1 - 30, 2024
Open Market Stock Repurchases (1)	—	$—	—	$499,650,097
Tax Withholding (2)	18,994	$301.98	—
December 1 - 31, 2024
Open Market Stock Repurchases (1)	—	$—	—	$499,650,097
Tax Withholding (2)	23,074	$324.74	—
As of December 31, 2024	47,636		—	$499,650,097
_______________
(1)On May 24, 2023, we issued a press release announcing that our Board approved a stock repurchase program effective July 1, 2023 that authorizes us to purchase, from time to time through June 30, 2026, up to $500 million of our outstanding common stock. Repurchases can be made in open market and privately negotiated transactions, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. The program does not obligate us to acquire any specific amount of common stock and may be modified or terminated by our Board of Directors at any time at its sole discretion and without notice.
(2)Includes shares withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock unit or performance stock unit awards or the settlement of previously vested but deferred restricted stock unit or performance stock unit awards.

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
The following graph compares, for the period from December 31, 2019 to December 31, 2024, the cumulative stockholder return on our common stock with the cumulative total return of the S&P 500 Index (the S&P 500), the S&P 500 Industrials Index (the S&P 500 Industrials) and a peer group selected by our management that includes public companies within our industries. The companies in the peer group were selected to represent a broad group of publicly held corporations with operations similar to ours, and includes AECOM, Dycom Industries, Inc., EMCOR Group Inc., Fluor Corporation, Jacobs Solutions Inc., KBR, Inc., MasTec, Inc., MYR Group Inc. and Primoris Services Corporation.
The graph below assumes an investment of $100 (with reinvestment of all dividends) in our common stock, the S&P 500, the S&P 500 Industrials and the peer group on December 31, 2019 and tracks their relative performance through December 31, 2024. The returns of each company in the peer group are weighted based on the market capitalization of that company at the beginning of the measurement period. The stock price performance reflected in the following graph is not necessarily indicative of future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Quanta Services, Inc., the S&P 500, the S&P 500 Industrials and the Peer Group

	December 31,
	2019	2020	2021	2022	2023	2024
Quanta Services, Inc.	$100.00	$177.74	$283.50	$353.32	$536.01	$785.80
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P 500 Industrials	$100.00	$111.06	$134.52	$127.15	$150.20	$176.44
Peer Group	$100.00	$114.51	$160.27	$164.96	$188.62	$270.31

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
The discussion summarizing the significant factors which affected the results of operations and financial condition for the year ended December 31, 2023, including the changes in results of operations between the years ended December 31, 2023 and 2022, can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 22, 2024.
Overview
Our 2024 results reflect increased demand for our services, as consolidated revenues and operating income increased as compared to 2023, primarily due to increased revenues and operating income for our Renewable Energy Infrastructure Solutions (Renewable Energy) and Electric Power Infrastructure Solutions (Electric Power) segments.
With respect to our Electric Power segment, utilities are continuing to invest significant capital in their electric power delivery systems through multi-year grid modernization and reliability programs, as well as system upgrades and hardening programs in response to recurring severe weather events. We have also experienced high demand for new and expanded transmission, substation and distribution infrastructure needed to reliably transport power. In particular, we continue to experience strong demand from our utility customers, which we believe is driven by increasing demand for electricity associated with, among other things, data centers and other technology-related dynamics, domestic manufacturing reshoring initiatives and overall electrification trends. Our acquisition of Cupertino Electric, Inc. (CEI) during 2024 also resulted in increased services for our critical path electrical design and installation solutions from the technology and data center industry.
With respect to our Renewable Energy segment, the cost-effectiveness of solar, wind energy and battery storage, combined with a meaningful increase in current and forecasted electricity demand, is continuing to drive demand for renewable generation and related infrastructure (e.g., high-voltage electric transmission, substation infrastructure and battery storage), as well as interconnection services necessary to connect and transmit renewable-generated electricity to existing electric power delivery systems. Despite these positive longer-term trends, in prior periods supply chain challenges, policy and regulatory uncertainty and other factors have resulted in project delays. For example, shortages of, and increased costs for, materials necessary for certain projects, particularly sourcing restrictions related to solar panels necessary for the utility-scale solar industry and delays in availability of power transformers impacting the electric power and renewable energy industries impacted certain prior periods.
With respect to our Underground Utility and Infrastructure Solutions (Underground and Infrastructure) segment, during 2024, operating income margin was negatively impacted by cost absorption pressures across our gas operations in the United States due to reduced demand and project delays for our industrial operations along the U.S. Gulf Coast due to Hurricanes Beryl and Francine. We continue to believe the market for our industrial solutions and gas utility and pipeline integrity services remains solid given the recurring critical-path maintenance requirements and regulated spend dedicated to modernizing systems, reducing methane emissions, ensuring environmental compliance and improving safety and reliability. However, revenues associated with large pipeline projects decreased in 2024 as compared to 2023 and 2022, and we anticipate that revenues associated with these projects will continue to fluctuate.
During 2024, increased revenues and operating income contributed to $2.08 billion of net cash provided by operating activities, a 32.1% increase compared to 2023, which allowed us to execute our business plan, including the strategic acquisition of certain businesses, for which we utilized $1.75 billion of cash, net of cash acquired, and the payment of $54.2 million in dividends associated with our common stock. Additionally, as of December 31, 2024, available commitments under our senior credit facility, combined with our cash and cash equivalents, totaled $3.35 billion.
Additionally, we entered into certain debt financing arrangements in connection with our acquisition of CEI, and on October 1, 2024, we repaid the $500.0 million aggregate principal amount of our 0.95% senior notes, which were issued in 2021. These debt financing arrangements are more fully described in Note 10 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report.

We expect the strong demand for our services will continue. Our remaining performance obligations and backlog were $16.76 billion and $34.54 billion as of December 31, 2024, representing increases of 20.6%, and 14.7% relative to December 31, 2023. For a reconciliation of backlog to remaining performance obligations, the most comparable financial measure prepared in conformity with generally accepted accounting principles in the United States (GAAP), see Non-GAAP Financial Measures below.
For additional information regarding our overall business environment, see Overview in Part I, Item 1. Business of this Annual Report.
Significant Factors Impacting Results
Our revenues, profit, margins and other results of operations can be influenced by a variety of factors in any given period, including those described in Item 1. Business and Item 1A. Risk Factors of Part I of this Annual Report, and those factors have caused fluctuations in our results in the past and are expected to cause fluctuations in our results in the future. Additional information with respect to certain of those factors is provided below.
Seasonality. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions can create challenging working environments that are more costly for our customers or cause delays on projects. In addition, infrastructure projects often do not begin in a meaningful way until our customers finalize their capital budgets, which typically occurs during the first quarter. Second quarter revenues are typically higher than those in the first quarter, as some projects begin, but continued cold and wet weather can often impact productivity. Third quarter and fourth quarter revenues are typically the highest of the year, as a greater number of projects are underway and operating conditions, including weather, are normally more accommodating. During the fourth quarter, projects are often completed and customers often seek to spend their capital budgets before year end. However, the holiday season and inclement weather can sometimes cause delays during the fourth quarter, reducing revenues and increasing costs. These seasonal impacts are typical for our U.S. operations, but seasonality for our international operations may differ. For example, revenues for certain projects in Canada are typically higher in the first quarter because projects are often accelerated in order to complete work while the ground is frozen and prior to the break up, or seasonal thaw, as productivity is adversely affected by wet ground conditions during warmer months.
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
Demand for services. We perform the majority of our services under existing contracts, including MSAs and similar agreements pursuant to which our customers are not committed to specific volumes of our services. Therefore our volume of business can be positively or negatively affected by fluctuations in the amount of work our customers assign us in a given period, which may vary by geographic region. Examples of items that may cause demand for our services to fluctuate materially from quarter to quarter include: the financial condition of our customers, their capital spending and their access to and cost of capital; acceleration of any projects or programs by customers (e.g., modernization or hardening programs); economic and political conditions on a regional, national or global scale, including availability of renewable energy tax credits; interest rates; governmental regulations affecting the sourcing and costs of materials and equipment; other changes in U.S. and global trade relationships (e.g., tariffs, taxes); and project deferrals and cancellations.
Revenue mix and impact on margins. The mix of revenues based on the types of services we provide in a given period will impact margins, as certain industries and services provide higher-margin opportunities. Our larger or more complex projects typically include, among others, transmission projects with higher voltage capacities; pipeline projects with larger-diameter throughput capacities; large-scale renewable generation projects; complex data center projects; and projects with increased engineering, design or construction complexities, more difficult terrain or geographical requirements, or longer distance requirements. These projects typically yield opportunities for higher margins than our recurring services under MSAs described above, as we assume a greater degree of performance risk and there is greater utilization of our resources for longer construction timeframes. However, larger projects are subject to additional risk of regulatory delay and cyclicality. Project schedules also fluctuate, particularly in connection with larger, more complex or longer-term projects, which can affect the amount of work performed in a given period. Furthermore, smaller or less complex projects typically have a greater number of companies competing for them, and competitors at times may more aggressively pursue available work. A greater percentage of smaller scale or less complex work also could negatively impact margins due to the inefficiency of transitioning between a greater number of smaller projects versus continuous production on fewer larger projects. As a result, at times we may choose to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we are strategically positioned to deliver on larger projects when they move forward.
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

	Year Ended December 31,				Change
	2024		2023		$	%
Revenues	$23,672,795	100.0%	$20,882,206	100.0%	$2,790,589	13.4%
Cost of services	20,162,034	85.2	17,945,120	85.9	2,216,914	12.4%
Gross profit	3,510,761	14.8	2,937,086	14.1	573,675	19.5%
Equity in earnings of integral unconsolidated affiliates	50,484	0.2	41,609	0.2	8,875	21.3%
Selling, general and administrative expenses	(1,824,754)	(7.7)	(1,555,137)	(7.4)	(269,617)	17.3%
Amortization of intangible assets	(382,959)	(1.6)	(289,014)	(1.5)	(93,945)	32.5%
Change in fair value of contingent consideration liabilities	(7,064)	—	(6,568)	—	(496)	7.6%
Operating income	1,346,468	5.7	1,127,976	5.4	218,492	19.4%
Interest and other financing expenses	(202,687)	(0.9)	(186,913)	(1.0)	(15,774)	8.4%
Interest income	32,404	0.1	10,830	0.1	21,574	199.2%
Other income, net	35,845	0.2	18,063	0.1	17,782	98.4%
Income before income taxes	1,212,030	5.1	969,956	4.6	242,074	25.0%
Provision for income taxes	284,747	1.2	219,267	1.0	65,480	29.9%
Net income	927,283	3.9	750,689	3.6	176,594	23.5%
Less: Net income attributable to non-controlling interests	22,459	0.1	6,000	—	16,459	274.3%
Net income attributable to common stock	$904,824	3.8%	$744,689	3.6%	$160,135	21.5%
Revenues. Revenues increased due to a $1.68 billion increase in revenues from our Renewable Energy segment and a $1.47 billion increase in revenues from our Electric Power segment, partially offset by a $354.6 million decrease in revenues from our Underground and Infrastructure segment. See Segment Results below for additional information and discussion related to segment revenues.
Cost of services. Costs of services primarily includes wages, benefits, subcontractor costs, materials, equipment, and other direct and indirect costs, including related depreciation. The increase in cost of services generally correlates to the increase in revenues.
Selling, general and administrative expenses. The increase was primarily attributable to a $165.6 million increase related to recently acquired businesses; a $46.0 million increase in compensation expense, largely associated with increased salaries and non-cash stock compensation expense due primarily to an increase in the number of employees to support business growth; a $21.1 million increase in travel and related expenses to support business growth; and $18.5 million of foreign currency translation losses in connection with our substantial liquidation from Latin American operations.
Amortization of intangible assets. The increase was related to incremental amortization expense associated with recent acquisitions, including CEI.
Operating income. Operating income was positively impacted by a $278.2 million increase in operating income for our Electric Power segment and a $189.9 million increase in operating income for our Renewable Energy segment, partially offset by a $112.9 million decrease in operating income for our Underground and Infrastructure segment and a $136.7 million increase in corporate and non-allocated costs, which includes amortization expense. Results for each of our business segments and corporate and non-allocated costs are discussed in Segment Results below.
Interest and other financing expenses. Approximately half of the increase resulted from higher principal balances and lease financing transactions as compared to the year ended December 31, 2023.
Interest income. Approximately half of the increase resulted from higher interest-bearing cash and cash equivalent balances as compared to the year ended December 31, 2023.

Other income, net. The increase was primarily attributable to a gain of $12.6 million resulting from the sale of an investment in a non-integral unconsolidated affiliate, $5.0 million of which was attributable to a non-controlling interest, as further described in Note 8 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report.
Provision for income taxes. The effective income tax rates for the years ended December 31, 2024 and 2023 were 23.5% and 22.6%, respectively. The tax rate for the year ended December 31, 2024 benefited from a $55.1 million benefit due to equity incentive awards vesting at a higher fair market value than their grant date fair market value, compared to a $35.0 million benefit in the year ended December 31, 2023. Additionally, the 2024 tax rate was positively impacted by ongoing entity rationalization and restructuring efforts. These efforts resulted in a $10.2 million deferred tax benefit and the release of a $4.6 million valuation allowance during the year ended December 31, 2024. The tax rate for the year ended December 31, 2023 was favorably impacted by the realization of the loss on our investment in Starry Group Holdings, Inc. for tax purposes, and the corresponding release of the valuation allowance initially recorded during the year ended December 31, 2022. The components of our provision for income taxes including changes in our valuation allowance are quantified and described in more detail in Note 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report.
Net income attributable to non-controlling interests. The increase in net income attributable to non-controlling interests is primarily related to increased activity on certain joint ventures and the $5.0 million gain on the sale of the investment in a non-integral equity unconsolidated affiliate recorded during the year ended December 31, 2024 as described above.
Comprehensive income. See Statements of Comprehensive Income in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report. Comprehensive income increased by $42.6 million in 2024 as compared to 2023, primarily due to a $176.6 million increase in net income and $18.5 million of foreign currency translation losses recognized to net income in connection with our substantial liquidation from Latin American operations. These increases in comprehensive income were partially offset by a $134.7 million foreign currency translation adjustment loss and the $16.5 million increase in comprehensive income attributable to non-controlling interests described above. The predominant functional currencies for our operations outside the U.S. are Canadian and Australian dollars. Foreign currency translation adjustment loss in the year ended December 31, 2024 primarily resulted from the strengthening of the U.S. dollar against both the Canadian and Australian dollars as of December 31, 2024 when compared to December 31, 2023.

Segment Results
Through December 31, 2024, we reported our results under three reportable segments: Electric Power, Renewable Energy and Underground and Infrastructure. Reportable segment information, including revenues and operating income by type of work, is gathered from each of our operating companies. Classification of our operating company revenues by type of work for segment reporting purposes can at times require judgment on the part of management. Integrated operations and common administrative support for operating companies require that certain allocations be made to determine segment profitability, including allocations of corporate shared and indirect operating costs, as well as general and administrative costs. Certain corporate costs are not allocated, including corporate facility costs; non-allocated corporate salaries, benefits and incentive compensation; acquisition and integration costs; non-cash stock-based compensation; amortization related to intangible assets; asset impairments related to goodwill and intangible assets; and change in fair value of contingent consideration liabilities.

The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Year Ended December 31,				Change
	2024		2023		$	%
Revenues:
Electric Power	$11,166,495	47.2%	$9,696,897	46.5%	$1,469,598	15.2%
Renewable Energy	7,845,884	33.1	6,170,301	29.5	1,675,583	27.2%
Underground and Infrastructure	4,660,416	19.7	5,015,008	24.0	(354,592)	(7.1)%
Consolidated revenues	$23,672,795	100.0%	$20,882,206	100.0%	$2,790,589	13.4%
Operating income (loss):
Electric Power	$1,291,580	11.6%	$1,013,350	10.5%	$278,230	27.5%
Renewable Energy	667,112	8.5%	477,208	7.7%	189,904	39.8%
Underground and Infrastructure	265,030	5.7%	377,977	7.5%	(112,947)	(29.9)%
Corporate and Non-Allocated Costs	(877,254)	(3.7)%	(740,559)	(3.5)%	(136,695)	18.5%
Consolidated operating income	$1,346,468	5.7%	$1,127,976	5.4%	$218,492	19.4%
Electric Power Segment Results
Revenues. The increase in revenues for the year ended December 31, 2024 was primarily due to approximately $1.22 billion in revenues attributable to acquired businesses in 2024 and the rising demand for our services.
Operating Income. The increase in operating income and operating margin for the year ended December 31, 2024 was primarily due to the increase in revenues and change in the overall mix of work, including an increase in higher margin emergency restoration services.
Renewable Energy Segment Results
Revenues. The increase in revenues for the year ended December 31, 2024 was primarily due to increased demand for generation and transmission services for renewable generation projects, as well as approximately $320 million in revenues attributable to acquired businesses.
Operating Income. The increase in operating income was primarily due to the increase in revenues during the year ended December 31, 2024. The increase in operating margin was primarily attributable to improved performance on transmission and generation projects, partially offset by increased costs on two solar projects in the United States.
Underground and Infrastructure Segment Results
Revenues. The decrease in revenues for the year ended December 31, 2024 was primarily due to lower revenues from large pipeline projects. This decrease was partially offset by approximately $215 million in revenues attributable to an acquired business.
Operating Income. The decrease in operating income and operating margin for the year ended December 31, 2024 was primarily due to decreased revenues and overall mix of work performed during the period, which contributed to lower levels of fixed cost absorption, and an $11.9 million loss recorded during the year ended related to the disposition of a non-core business.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the year ended December 31, 2024 was primarily due to a $93.9 million increase in intangible asset amortization expense associated with recent acquisitions, including CEI, and a $36.0 million increase in compensation expense, which was primarily attributable to increased non-cash stock compensation and salary expense in support of business growth and associated with acquisitions.
Change in Reportable Segments
Beginning in the three months ending March 31, 2025, our Chief Executive Officer reevaluated how he assesses performance and allocates resources, which resulted in a change in the reporting of management’s internal financial information. As a result, we will begin reporting the results of our two operating segments, which will also be our two reportable segments: (1) Electric Infrastructure Solutions and (2) Underground Utility and Infrastructure Solutions. The Electric Infrastructure Solutions segment will consist of the historical Electric Power and Renewable Energy segments.

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
As to certain of the items below, (i) non-cash stock-based compensation expense varies from period to period due to acquisition activity, changes in the estimated fair value of performance-based awards, forfeiture rates, accelerated vesting and amounts granted; (ii) acquisition and integration costs vary from period to period depending on the level and complexity of our acquisition activity; (iii) equity in (earnings) losses of non-integral unconsolidated affiliates varies from period to period depending on the activity and financial performance of such affiliates, the operations of which are not operationally integral to us; (iv) gains and losses on the sale of investments and businesses, and foreign currency translation losses recognized from substantial liquidation of certain foreign operations vary from period to period depending on activity; and (v) change in fair value of contingent consideration liabilities varies from period to period depending on the performance in post-acquisition periods of certain acquired businesses and the effect of present value accretion on fair value calculations. Because EBITDA and adjusted EBITDA, as defined, exclude some, but not all, items that affect net income attributable to common stock, such measures may not be comparable to similarly titled measures of other companies. The most comparable GAAP financial measure, net income attributable to common stock, and information reconciling the GAAP and non-GAAP financial measures, are included below. The following table shows dollars in thousands.

	Year Ended
	December 31,
	2024	2023
Net income attributable to common stock (GAAP as reported)	$904,824	$744,689
Interest and other financing expenses	202,687	186,913
Interest income	(32,404)	(10,830)
Provision for income taxes	284,747	219,267
Depreciation expense	359,363	324,786
Amortization of intangible assets	382,959	289,014
Interest, income taxes, depreciation and amortization included in equity in earnings of integral unconsolidated affiliates	21,114	19,936
EBITDA	2,123,290	1,773,775
Non-cash stock-based compensation	150,526	126,762
Acquisition and integration costs	29,994	42,837
Equity in earnings of non-integral unconsolidated affiliates	(2,649)	(1,263)
Loss on disposition of business (gain on sale of investment), net (1)	4,370	(1,496)
Foreign currency translation losses (2)	18,531	—
Change in fair value of contingent consideration liabilities	7,064	6,568
Adjusted EBITDA	$2,331,126	$1,947,183
(1)    The amount for the year ended December 31, 2024 is a loss of $11.9 million on the disposition of a non-core business, partially offset by a gain of $7.5 million as a result of the sale of a non-integral equity method investment.
(2)    The amount for the year ended December 31, 2024 is foreign currency translation losses in connection with our substantial liquidation from Latin American operations.
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
As of December 31, 2024 and 2023, MSAs accounted for 38% and 45% of our estimated 12-month backlog and 48% and 55% of our total backlog. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts can be terminated on short notice even if we are not in default. We determine the estimated backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining estimated backlog. As a result, estimates for remaining performance obligations and backlog are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.
The following table reconciles total remaining performance obligations to our backlog (a non-GAAP financial measure) by reportable segment, along with estimates of amounts expected to be realized within 12 months (in thousands):

	December 31, 2024		December 31, 2023
	12 Month	Total	12 Month	Total
Electric Power
Remaining performance obligations	$4,250,978	$7,320,481	$2,762,608	$4,505,830
Estimated orders under MSAs and short-term, non-fixed price contracts	5,907,359	12,583,574	5,597,732	10,995,198
Backlog	$10,158,337	$19,904,055	$8,360,340	$15,501,028

Renewable Energy
Remaining performance obligations	$6,046,432	$8,333,547	$5,512,159	$8,005,368
Estimated orders under MSAs and short-term, non-fixed price contracts	291,244	390,205	118,770	119,634
Backlog	$6,337,676	$8,723,752	$5,630,929	$8,125,002

Underground and Infrastructure
Remaining performance obligations	$953,983	$1,104,609	$1,017,227	$1,383,057
Estimated orders under MSAs and short-term, non-fixed price contracts	2,321,941	4,806,408	2,222,451	5,099,332
Backlog	$3,275,924	$5,911,017	$3,239,678	$6,482,389

Total
Remaining performance obligations	$11,251,393	$16,758,637	$9,291,994	$13,894,255
Estimated orders under MSAs and short-term, non-fixed price contracts	8,520,544	17,780,187	7,938,953	16,214,164
Backlog	$19,771,937	$34,538,824	$17,230,947	$30,108,419
The increases in both remaining performance obligations and backlog from December 31, 2023 to December 31, 2024 were partially due to the impact of acquisitions that occurred in the year ended December 31, 2024, as well as increased new project awards with existing customers.

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
Cash Requirements and Capital Allocation
Cash Requirements. The following table summarizes, as of December 31, 2024, our cash requirements from contractual obligations that are due within the twelve months subsequent to December 31, 2024 and thereafter, excluding certain amounts discussed below (in thousands):

	Due in 2025	Due Thereafter	Total
Long-term debt, including current portion - principal	$51,039	$3,984,274	$4,035,313
Long-term debt - cash interest (1)	137,538	886,285	1,023,823
Operating lease obligations (2)	107,468	247,365	354,833
Finance lease obligations (2)	13,225	41,826	55,051
Short-term lease obligations	27,345	—	27,345
Equipment purchase commitments (3)	68,797	25,036	93,833
Other purchase commitments (4)	117,730	36,267	153,997
Capital commitment related to investments in unconsolidated affiliates (5)	19,667	48,936	68,603
Total cash requirements from contractual obligations	$542,809	$5,269,989	$5,812,798
(1)    Amounts represent cash interest and other financing expenses associated primarily with our senior notes. Interest payments related to our senior credit facility and commercial paper program are not included due to their variable interest rates. With respect to this variable rate debt, assuming the principal amount outstanding and interest rate in effect as of December 31, 2024 remained the same, the annual cash interest expense would be approximately $42.1 million related to the term loan payable until October 8, 2026, the maturity date of the term loan, and $1.1 million related to the revolving loans payable until July 31, 2029, the maturity date of our senior credit facility.
(2)    Amounts represent undiscounted operating and finance lease obligations as of December 31, 2024. The corresponding amounts recorded on our December 31, 2024 consolidated balance sheet represent the present value of these amounts.
(3)    Amounts represent capital committed for the purchase of equipment. We expect that some of these orders will be assigned to third-party leasing companies and made available to us under certain of our master equipment lease agreements.
(4)    Amounts represent other purchase commitments not reflected in our consolidated balance sheet, primarily for inventory and general and administrative services, including information technology services.
(5)    Amounts represent estimates of capital commitments for investments in unconsolidated affiliates, including $45.0 million related to a limited partnership interest in a fund that targets investments in certain portfolio companies that operate businesses related to the transition to a reduced-carbon economy.
Excluded from the table above are firm purchase commitments for materials and certain subcontractor costs in the normal course of business that primarily support direct project costs on existing contractual arrangements with our customers. These firm purchase commitments are not reflected in our consolidated balance sheet and are not expected to impact future liquidity as amounts are anticipated to be included in customer billings. As of December 31, 2024, these commitments are estimated to represent approximately 10% of our annual cost of services, with the substantial majority of the commitments payable in the year ending December 31, 2025. Also excluded from the table above and not reflected in our consolidated balance sheet are our commitments to purchase certain production tax credits as described in more detail in Note 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report.
Contingent Obligations. We have various contingent obligations that could require the use of cash or impact the collection of cash in future periods; however, we are unable to accurately predict the timing and estimate the amount of such contingent obligations as of December 31, 2024. These contingent obligations generally include, among other things:
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
Capital Allocation. Our capital deployment priorities that require the use of cash include: (i) working capital to fund ongoing operating needs, (ii) capital expenditures to meet anticipated demand for our services, (iii) acquisitions and investments to facilitate the long-term growth and sustainability of our business, and (iv) return of capital to stockholders, including through the payment of dividends and repurchases of our outstanding common stock. Our industry is capital intensive, and we expect substantial capital expenditures and commitments for equipment purchases and equipment lease and rental arrangements to be needed into the foreseeable future in order to meet anticipated demand for our services. We expect capital expenditures for property and equipment purchases for the year ended December 31, 2025 to be approximately $500 million to $550 million. We also expect to continue to allocate significant capital to strategic acquisitions and investments, as well as to pay dividends and to repurchase our outstanding common stock and/or debt securities.
During 2024, we completed the acquisition of eight businesses in which a portion of the consideration, net of cash acquired, consisted of $1.75 billion in cash funded partially with a combination of cash and cash equivalents, borrowings from our commercial paper program and certain other financing transactions as described in Financing Activities below.
Subsequent to December 31, 2024, we completed the acquisitions of two businesses in which a portion of the consideration consisted of $374.9 million in cash paid on each respective acquisition date funded with a combination of cash and cash equivalents and borrowings from our commercial paper program. For additional information regarding our recent acquisitions, refer to Note 6 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report.
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

Our available commitments under our senior credit facility and cash and cash equivalents as of December 31, 2024 were as follows (in thousands):

December 31, 2024
Total capacity available for revolving loans, credit support for commercial paper program and letters of credit	$2,800,000
Less:
Borrowings of revolving loans	22,945
Letters of credit outstanding	167,401
Available commitments for revolving loans, credit support for commercial paper program and letters of credit	2,609,654
Plus:
Cash and cash equivalents (1)	741,960
Total available commitments under senior credit facility and cash and cash equivalents	$3,351,614
(1)    Further information with respect to our cash and cash equivalents is set forth below and in Note 17 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report. This amount includes $259.8 million in jurisdictions outside of the U.S., principally in Australia. There are currently no legal or economic restrictions that would materially impede our ability to repatriate such cash.
On July 31, 2024, we amended our senior credit facility to, among other things, (i) increase the aggregate commitments for revolving loans from $2.64 billion to $2.80 billion and (ii) extend the maturity date for revolving loans under the senior credit facility from October 8, 2026 to July 31, 2029. In August 2024, we issued $1.25 billion aggregate principal amount of senior notes and received net proceeds of $1.24 billion and used the proceeds to repay certain borrowings that were utilized to acquire CEI. For additional information regarding the amendment to our senior credit facility and the issuance of the senior notes, see Note 10 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report.
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
Sources and Uses of Cash, Cash Equivalents and Restricted Cash During the Years Ended December 31, 2024 and 2023
In summary, our cash flows for each period were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$2,081,196	$1,575,952
Net cash used in investing activities	$(2,294,319)	$(989,650)
Net cash (used in) provided by financing activities	$(305,636)	$268,500

Operating Activities
Net cash provided by operating activities of $2.08 billion and $1.58 billion in 2024 and 2023 primarily reflected earnings adjusted for non-cash items and cash provided and used by the main components of working capital: “Accounts and notes receivable,” “Contract assets,” “Accounts payable and accrued expenses,” and “Contract liabilities.” Net cash provided by operating activities during the year ended December 31, 2023 was negatively impacted by incremental working capital requirements and the timing of the associated billings related to the large renewable transmission project in Canada as discussed further in Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report.
Days sales outstanding (DSO) represents the average number of days it takes revenues to be converted into cash, which management believes is an important metric for assessing liquidity. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets less contract liabilities, and divided by average revenues per day during the quarter. DSO at December 31, 2024 was 59 days, which was lower than DSO of 68 days at December 31, 2023 and lower than our five-year historical average DSO of 79 days. This decrease in DSO as compared to December 31, 2023 was partially due to increased revenues, an increase in contract liabilities and a decrease in contract assets related to favorable billing terms on certain large projects. Negatively impacting DSO and cash flow from operating activities for both the years ended December 31, 2024 and 2023 were unapproved change orders and claims included in contract assets from the aforementioned large renewable transmission project in Canada. Also negatively impacting cash flow from operating activities for 2023 was our prepayment of amounts to suppliers for certain project materials that require a long lead time.
Investing Activities
Net cash used in investing activities in the year ended 2024 included $1.75 billion related to acquisitions, $604.1 million of capital expenditures and $81.9 million cash paid primarily for non-integral equity method investments. Partially offsetting these items were $77.6 million of proceeds from the sale of, and insurance settlements related to, property and equipment; $31.4 million of proceeds from the disposition of a non-core business; and $29.2 million of proceeds from the sale of a non-integral equity investment.
Net cash used in investing activities in 2023 included $651.6 million related to acquisitions and $434.8 million of capital expenditures. Partially offsetting these items were $69.3 million of proceeds from the sale of, and insurance settlements related to, property and equipment and $42.3 million of proceeds from the sale of certain non-integral equity investments.
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
Financing Activities
In July 2024, we entered into, and borrowed the full amount available under, a $400.0 million 90-day term loan facility outside of our senior credit facility and utilized these borrowings, together with $1.20 billion of borrowings under our commercial paper program and cash on hand, to finance the acquisition of CEI, as well as pay certain related costs and expenses and fund certain working capital requirements. On August 9, 2024, we received net proceeds from the issuance of senior notes of $1.24 billion, net of the original issue discount and underwriting discounts, and used the proceeds to repay certain borrowings utilized to acquire CEI, including the full amount of the short-term term loan. Net cash provided by financing activities in the year ended December 31, 2024 included $830.8 million of net repayments under our senior credit facility and commercial paper program. Additionally, on October 1, 2024, we repaid the $500.0 million aggregate principal amount of 0.95% senior notes due October 2024. Financing costs paid directly by us during the year ended December 31, 2024 were $7.6 million, which related to the August 2024 issuance of senior notes, the short-term term loan and the amendment of our senior credit facility. Net cash used in financing activities in the year ended December 31, 2024 also included $155.6 million of payments to satisfy tax withholding obligations associated with stock-based compensation and the payment of $54.2 million of dividends.
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
Revenue Recognition - Contract Estimates and Changes in Estimates
Refer to Contract Estimates and Changes in Estimates in Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report for a description of a variety of factors that can cause changes in estimates and how changes in estimates on certain contracts may result in the issuance of change orders or claims under contracts for our projects. The quantitative impacts of changes in change orders and claims are also included therein.
Due to the significant judgments utilized in the revenue and cost estimation process, if subsequent actual results and/or updated assumptions or estimates were to change from those utilized as of December 31, 2024, it could result in a material impact to our results of operations. As described in Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report, under fixed price contracts, as well as unit-price contracts with more than an insignificant amount of partially completed units, revenue is recognized as performance obligations are satisfied over time, with the percentage of completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 60.0% of our revenues recognized during the year ended December 31, 2024 were associated with this revenue recognition method. Refer to Contract Estimates and Changes in Estimates in Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report for a description of the impacts in changes in estimates on revenue and gross profit during the years ended December 31, 2024, 2023 and 2022.
Collectability of Accounts Receivable and Contract Assets
Refer to Accounts Receivable, Allowance for Credit Losses and Concentrations of Credit Risk in Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report for a description of how we determine our allowance for credit losses, which is based on an estimate of expected credit losses for financial instruments, primarily accounts receivable (including unbilled receivables) and contract assets, as well as activity in the allowance for credit losses.
Should anticipated collections fail to materialize, or if future economic conditions deteriorate, we could experience an increase in our allowance for credit losses. If our historical loss ratio had been 5 basis points higher or lower as of December 31, 2024, our provision for credit loss would have increased or decreased $2.9 million during the year ended December 31, 2024.
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
Goodwill, Other Intangible Assets and Property, Plant and Equipment
In connection with our annual goodwill assessments in 2024 and 2023, management performed a qualitative impairment assessment of our reporting units, which indicated that the fair value of our reporting units was greater than their carrying value including goodwill. Accordingly, a quantitative goodwill impairment test was not required, and no goodwill impairment was recognized in 2024 or 2023. Additionally, there were no material impairments related to other intangible assets or property, plant equipment in 2024 or 2023. Changes in facts and circumstances, judgments and assumptions used to determine these fair values, including with respect to market conditions and the economy, could result in impairment charges in the future that could be material to our financial statements.
Insurance
Refer to Notes 2 and 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report for a description of our insurance coverage, accounting policies related to insurance, accruals and related recoveries, as well as uncertainties of the related estimates. Our estimates of insurance liabilities related to employer’s liability, workers’ compensation, auto liability and general liability require us to make assumptions related to potential losses regarding our determination of amounts considered probable and estimable. We, along with our third-party actuary and third-party administrator, consider a number of factors when estimating our retained liability, including claims experience, demographic factors, severity factors and other actuarial assumptions. We periodically review our estimates and assumptions with our third-party actuary to assist us in determining the adequacy of our retained liability. As of December 31, 2024, the amount accrued for employer’s liability, workers’ compensation, auto liability and general liability totaled $373.6 million.
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
Interest Rate Risk. We are exposed to interest rate risk with respect to our fixed-rate and variable-rate debt. Fluctuations in interest rates impact the fair value of fixed-rate debt and expose us to the risk that we may need to refinance debt at higher rates at each instrument’s respective maturity date. Fluctuations in interest rates impact interest expense from our variable-rate debt. At December 31, 2024, 82% of our debt portfolio, on a gross basis, incurred interest at a fixed-rate and the remaining 18% of the portfolio incurred interest at a variable-rate.

As of December 31, 2024, our fixed-rate debt primarily consisted of our senior notes outstanding. The fair value of our senior notes was $2.90 billion as of December 31, 2024, compared to a carrying value of $3.22 billion net of unamortized bond discount, underwriting discounts and deferred financing costs of $30.6 million. A 10% change in the market price would cause a change in fair value of $289.6 million.
As of December 31, 2024, our variable-rate debt consisted of $735.4 million outstanding under our senior credit facility. The weighted average interest rate on our borrowings under our senior credit facility for the year ended December 31, 2024 was 6.6%. Based on these borrowings outstanding as of December 31, 2024, we estimate that a 50 basis point increase or decrease in interest rates would impact annual interest expense by approximately $3.7 million.
As of December 31, 2024, we had no outstanding unsecured notes under our commercial paper program. The average daily amount outstanding and weighted average interest rate on our borrowings under our commercial paper program for the year ended December 31, 2024 were $362.2 million and 5.37%. Based on the weighted average interest rate and average borrowings outstanding during the year ended December 31, 2024, we estimate that a 50 basis point increase or decrease in interest rates would impact annual interest expense by approximately $1.8 million.
For additional information about our debt obligations, refer to Note 10 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report.
Foreign Currency Risk. We perform our services in some foreign countries, primarily Canada and Australia, and as a result, are exposed to changes in foreign currency exchange rates. Our reporting currency is the U.S. dollar. Our foreign entities typically use the local currency as their functional currency. Translation adjustments are deferred in accumulated other comprehensive income. In the year ended December 31, 2024 we recognized $18.5 million of foreign currency translation losses to net income in connection with our substantial liquidation from Latin American operations.
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
Historically, we have not had significant exposure to foreign currency risk. Other income (expense), net, in the consolidated statements of income in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report reflects net foreign currency gains of $5.6 million in the year ended December 31, 2024 and net foreign currency losses of $2.6 million in the year ended December 31, 2023.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
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
The effectiveness of Quanta Services, Inc.’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 excluded the eight businesses we acquired in 2024. Such exclusion was in accordance with guidance from the U.S. Securities and Exchange Commission that an assessment of recently acquired businesses may be omitted in management’s report on internal control over financial reporting, provided the acquisition took place within twelve months of management’s evaluation. These acquisitions comprised approximately 5.5% and 6.7% of our consolidated assets and revenues as of and for the year ended December 31, 2024 and included the acquisition of Cupertino Electric, Inc., which comprised approximately 3.7% and 5.3% of our consolidated assets and revenues as of and for the year ended December 31, 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Quanta Services, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Quanta Services, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded eight businesses from its assessment of internal control over financial reporting as of December 31, 2024 because they were acquired by the Company in purchase business combinations during 2024. We have also excluded these eight acquired businesses from our audit of internal control over financial reporting. These acquired businesses, each of which is wholly-owned, comprised, in the aggregate, total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting of appropriately 5.5% and 6.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. The most significant of these acquired businesses, representing 3.7% of consolidated total assets and 5.3% of consolidated total revenues was Cupertino Electric, Inc.
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
Revenue Recognition - Determination of Total Estimated Contract Costs and Revenue Related to Estimated Change Orders and Claims for Contracts Recognized Over Time
As described in Note 4 to the consolidated financial statements, the Company recognizes certain revenue over time as it performs its obligations because there is a continuous transfer of control of the deliverable to the customer. Under unit-price contracts with more than an insignificant amount of partially completed units and fixed price contracts, the Company recognizes revenue as performance obligations are satisfied over time, with the percentage of completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. During the year ended December 31, 2024, approximately 60.0% of the Company’s revenues recognized were associated with this revenue recognition method. Contract costs include all direct materials, labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Actual revenues and project costs can vary, sometimes substantially, from previous estimates due to changes in a variety of factors, including unforeseen or changed circumstances not included in management’s cost estimates or covered by the contracts. Changes in cost estimates on certain contracts may result in the issuance of change orders, which can be approved or unapproved by the customer, or the assertion of contract claims. Management determines the probability that costs associated with change orders and claims will be recovered based on, among other things, contractual entitlement, past practices with the customer, specific discussions or preliminary negotiations with the customer and verbal approvals by the customer. The Company recognizes amounts associated with change orders and claims as revenue if it is probable that the contract price will be adjusted and the amount of any such adjustment can be reasonably estimated. As of December 31, 2024, the Company had recognized revenues of $733.6 million related to unapproved change orders and claims included as contract price adjustments that were in the process of being negotiated in the normal course of business.
The principal considerations for our determination that performing procedures relating to revenue recognition for contracts recognized over time is a critical audit matter are (i) the significant judgment by management when determining the total estimated contract costs and revenue related to estimated change orders and claims and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s estimate of the total estimated contract costs and revenue related to estimated change orders and claims.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls related to the determination of total estimated contract costs and revenue related to estimated change orders and claims. These procedures also included, among others, for a sample of contracts (i) testing management’s process for determining the total estimated contract costs, which included evaluating contracts and other documents, and testing the underlying contract costs; (ii) evaluating management’s ability to reasonably estimate total contract costs by performing a comparison of the total estimated contract costs as compared with prior period estimates, including evaluating the timely identification of circumstances that may warrant a modification to the total estimated contract costs; (iii) testing management’s process for determining the revenue related to estimated change orders and claims, which included evaluating management’s assessment of whether it is probable that the contract price will be adjusted, and testing the amount of any such adjustment for the change order or claim; and (iv) evaluating management’s methodologies and the consistency of management’s methodologies over the lives of contracts.
Acquisition of Cupertino Electric, Inc. – Valuation of Customer Relationships and Trade Name Intangible Assets
As described in Note 6 to the consolidated financial statements, the Company completed the acquisition of Cupertino Electric, Inc. on July 17, 2024. The acquisition resulted in $669 million of identifiable intangible assets being recorded, of which $404 million and $175 million related to the customer relationships and trade name intangible assets, respectively. The fair value of customer relationships is estimated as of the date a business is acquired based on the value-in-use concept utilizing the income approach, specifically the multi-period excess earnings method. This method discounts to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals and estimated customer attrition rates. The fair value of trade names is estimated using the income approach, specifically the relief-from-royalty method, which is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty for use of the trade name. The significant assumptions used by management in determining the fair values of customer relationships intangible assets include future revenues, margins, discount rates and customer attrition rates. The significant assumptions used by management in determining the fair value of trade name intangible assets include future revenues, royalty rates, and discount rates.
The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships and trade name intangible assets acquired in the acquisition of Cupertino Electric, Inc. is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships and trade name intangible assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenues, margins, and the customer attrition rate for the customer relationships intangible asset and future revenues and the royalty rate for the trade name intangible asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships and trade name intangible assets acquired and the development of significant assumptions related to future revenues, margins, and the customer attrition rate for the customer relationships intangible asset, and the significant assumptions related to future revenues and the royalty rate for the trade name intangible asset. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships and trade name intangible assets acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method and the reasonableness of the significant assumptions related to future revenues, margins, and the customer attrition rate for the customer relationships intangible asset; (iv) evaluating the appropriateness of the relief-from-royalty method and the reasonableness of the significant assumptions related to future revenues and the royalty rate for the trade name intangible asset; and (v) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings and relief-from-royalty methods. Evaluating the reasonableness of future revenues for the customer relationships and trade name intangible assets and margins for the customer relationships intangible asset involved considering (i) the current and past performance of the acquired business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the multi-period excess earnings and relief-from-royalty methods and the reasonableness of the customer attrition rate assumption for the customer relationships intangible asset and the royalty rate assumption for the trade name intangible asset.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 20, 2025

We have served as the Company’s auditor since 2002.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$741,960	$1,290,248
Accounts receivable, net	5,170,935	4,410,829
Contract assets	1,208,619	1,413,057
Inventories	260,181	175,658
Prepaid expenses and other current assets	469,338	387,105
Total current assets	7,851,033	7,676,897
Property and equipment, net	2,700,277	2,336,943
Operating lease right-of-use assets	299,895	249,443
Other assets, net	655,709	565,625
Other intangible assets, net	1,860,537	1,362,412
Goodwill	5,316,443	4,045,905
Total assets	$18,683,894	$16,237,225
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$62,680	$535,202
Current portion of operating lease liabilities	94,162	77,995
Accounts payable and accrued expenses	3,722,343	3,061,242
Contract liabilities	2,149,328	1,538,677
Total current liabilities	6,028,513	5,213,116
Long-term debt, net of current maturities	4,099,756	3,663,504
Operating lease liabilities, net of current portion	222,359	186,996
Deferred income taxes	353,268	254,004
Insurance and other non-current liabilities	650,281	636,250
Total liabilities	11,354,177	9,953,870
Commitments and Contingencies
Equity:
Common stock, $0.00001 par value, 600,000,000 shares authorized, 176,718,480 and 173,949,011 shares issued, and 147,678,512 and 145,508,549 shares outstanding	2	2
Additional paid-in capital	3,444,108	3,002,652
Retained earnings	5,707,286	4,858,066
Accumulated other comprehensive loss	(372,708)	(282,945)
Treasury stock, 29,039,968 and 28,440,462 common shares	(1,460,957)	(1,305,534)
Total stockholders’ equity	7,317,731	6,272,241
Non-controlling interests	11,986	11,114
Total equity	7,329,717	6,283,355
Total liabilities and equity	$18,683,894	$16,237,225

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Year Ended December 31,
	2024	2023	2022
Revenues	$23,672,795	$20,882,206	$17,073,903
Cost of services	20,162,034	17,945,120	14,544,748
Gross profit	3,510,761	2,937,086	2,529,155
Equity in earnings of integral unconsolidated affiliates	50,484	41,609	52,466
Selling, general and administrative expenses	(1,824,754)	(1,555,137)	(1,336,711)
Amortization of intangible assets	(382,959)	(289,014)	(353,973)
Asset impairment charges	—	—	(14,457)
Change in fair value of contingent consideration liabilities	(7,064)	(6,568)	(4,422)
Operating income	1,346,468	1,127,976	872,058
Interest and other financing expenses	(202,687)	(186,913)	(124,363)
Interest income	32,404	10,830	2,606
Other income (expense), net	35,845	18,063	(46,415)
Income before income taxes	1,212,030	969,956	703,886
Provision for income taxes	284,747	219,267	192,243
Net income	927,283	750,689	511,643
Less: Net income attributable to non-controlling interests	22,459	6,000	20,454
Net income attributable to common stock	$904,824	$744,689	$491,189

Earnings per share attributable to common stock:
Basic	$6.16	$5.13	$3.42
Diluted	$6.03	$5.00	$3.32

Shares used in computing earnings per share:
Weighted average basic shares outstanding	146,929	145,222	143,488
Weighted average diluted shares outstanding	150,056	148,823	147,992

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$927,283	$750,689	$511,643
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment (loss) income	(107,964)	26,707	(72,632)
Reclassification of foreign currency translation losses to net income	18,531	—	—
Other (loss) income	(330)	1,025	(356)
Other comprehensive (loss) income, net of taxes	(89,763)	27,732	(72,988)
Comprehensive income	837,520	778,421	438,655
Less: Comprehensive income attributable to non-controlling interests	22,459	6,000	20,454
Comprehensive income attributable to common stock	$815,061	$772,421	$418,201

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income	$927,283	$750,689	$511,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	359,363	324,786	290,647
Amortization of intangible assets	382,959	289,014	353,973
Distributions, net of equity in earnings of unconsolidated affiliates	2,247	24,209	(19,238)
Loss from mark-to-market adjustment on investment	—	—	91,500
Deferred income tax (benefit) expense	(8,325)	3,816	42,053
Non-cash stock-based compensation	150,526	126,762	105,600
Other non-cash adjustments, net	20,977	(5,941)	(16,151)
Changes in assets and liabilities, net of non-cash transactions:
Accounts and notes receivable	(428,127)	(615,668)	(349,485)
Contract assets	255,744	(303,064)	(311,175)
Prepaid expenses and other current assets	40,356	(90,329)	(15,615)
Inventories	(39,517)	2,818	(19,333)
Accounts payable and accrued expenses and other non-current liabilities	52,421	771,854	144,219
Contract liabilities	373,622	293,106	336,113
Other assets and liabilities, net	(8,333)	3,900	(14,439)
Net cash provided by operating activities	2,081,196	1,575,952	1,130,312
Cash Flows from Investing Activities:
Capital expenditures	(604,078)	(434,803)	(427,630)
Proceeds from sale of and insurance settlements related to property and equipment	77,643	69,347	64,123
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(1,745,735)	(651,623)	(195,087)
Investments in unconsolidated affiliates and other	(81,871)	(7,537)	(78,084)
Proceeds from the sale or settlement of certain investments	29,239	42,277	20,639
Other, net	30,483	(7,311)	(1,152)
Net cash used in investing activities	(2,294,319)	(989,650)	(617,191)
Cash Flows from Financing Activities:
Borrowings under credit facility and commercial paper program	19,884,184	18,178,910	9,300,142
Payments under credit facility and commercial paper program	(20,714,993)	(17,770,246)	(9,323,507)
Net proceeds from notes offering	1,238,741	—	—
Payments related to senior notes	(500,000)	—	—
Payments related to tax withholding for stock-based compensation	(155,550)	(119,793)	(82,590)
Payments of dividends	(54,196)	(47,752)	(41,058)
Repurchase of common stock	—	(350)	(127,762)
Other, net	(3,822)	27,731	(36,296)
Net cash (used in) provided by financing activities	(305,636)	268,500	(311,071)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(30,272)	7,025	(723)
Net (decrease) increase in cash, cash equivalents and restricted cash	(549,031)	861,827	201,327
Cash, cash equivalents and restricted cash, beginning of year	1,295,041	433,214	231,887
Cash, cash equivalents and restricted cash, end of year	$746,010	$1,295,041	$433,214

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share information)

					Accumulated
	Common Stock		Additional		Other		Total	Non-
	Shares		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance at December 31, 2021	142,633,934	$2	$2,615,410	$3,714,843	$(237,689)	$(980,265)	$5,112,301	$4,620	$5,116,921
Other comprehensive loss	—	—	—	—	(72,988)	—	(72,988)	—	(72,988)
Stock-based compensation activity	1,357,661	—	103,578	—	—	(80,049)	23,529	—	23,529
Common stock repurchases	(1,060,997)	—	—	—	—	(127,747)	(127,747)	—	(127,747)
Dividends declared ($0.29 per share)	—	—	—	(42,820)	—	—	(42,820)	—	(42,820)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(9,946)	(9,946)
Other	—	—	—	—	—	—	—	227	227
Net income	—	—	—	491,189	—	—	491,189	20,454	511,643
Balance at December 31, 2022	142,930,598	2	2,718,988	4,163,212	(310,677)	(1,188,061)	5,383,464	15,355	5,398,819
Other comprehensive income	—	—	—	—	27,732	—	27,732	—	27,732
Acquisitions	1,238,576	—	158,922	—	—	—	158,922	—	158,922
Stock-based compensation activity	1,341,604	—	124,742	—	—	(117,123)	7,619	—	7,619
Common stock repurchases	(2,229)	—	—	—	—	(350)	(350)	—	(350)
Dividends declared ($0.33 per share)	—	—	—	(49,835)	—	—	(49,835)	—	(49,835)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(10,241)	(10,241)
Net income	—	—	—	744,689	—	—	744,689	6,000	750,689
Balance at December 31, 2023	145,508,549	2	3,002,652	4,858,066	(282,945)	(1,305,534)	6,272,241	11,114	6,283,355
Other comprehensive loss	—	—	—	—	(89,763)	—	(89,763)	—	(89,763)
Acquisitions	1,217,398	—	291,061	—	—	—	291,061	—	291,061
Stock-based compensation activity	952,565	—	150,395	—	—	(155,423)	(5,028)	—	(5,028)
Dividends declared ($0.37 per share)	—	—	—	(55,604)	—	—	(55,604)	—	(55,604)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	(21,587)	(21,587)
Net income	—	—	—	904,824	—	—	904,824	22,459	927,283
Balance at December 31, 2024	147,678,512	$2	$3,444,108	$5,707,286	$(372,708)	$(1,460,957)	$7,317,731	$11,986	$7,329,717

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
Quanta holds interests in various joint ventures and other partially owned entities entered into in the normal course of business. Certain of these interests are investments in variable interest entities (VIE). If an entity is identified as a VIE, management determines whether Quanta is the entity’s primary beneficiary and must consolidate the VIE. The primary beneficiary of a VIE is the entity with both (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. When Quanta is deemed to be the primary beneficiary, the VIE is consolidated and equity interests held by third parties are accounted for as non-controlling interests. See Investments in Affiliates and Other below and Note 16 for additional information on joint venture liabilities.
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
Inventories
Inventories are valued at the lower of cost or net realizable value, and consist primarily of solar tracker installation materials, safety equipment, transmission and distribution parts and equipment, transformer parts, and other construction supplies and parts held for use in the ordinary course of business. Cost is determined by using either the first-in, first-out (FIFO)

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
method or the average costing method. Inventories also include certain job specific materials not yet installed, which are valued using the specific identification method.
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
Goodwill
Goodwill represents the excess of cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses and is stated at cost. Quanta has recorded goodwill in connection with its historical acquisitions of businesses. Goodwill is required to be assessed for impairment at the reporting unit level, which represents the operating segment level or one level below the operating segment level for which discrete financial information is available.
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
Other Intangible Assets
Quanta’s identifiable intangible assets primarily include customer relationships; backlog; trade names; non-compete agreements; curriculum; patented rights, developed technology, process certifications and other, all of which are subject to amortization.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(expense), net” when the investee is not considered integral to the business. Additionally, Quanta utilizes the cumulative earnings approach to determine whether distributions received from equity method investees are returns on investment and classified as operating cash inflows or returns of investment and reported as investing cash flows.
Quanta recognizes impairments on equity method investments if there are sufficient indicators that the fair value of the investment is less than its carrying value and considered other-than-temporary. Any impairment losses related to integral unconsolidated affiliates are included in “Equity in earnings of integral unconsolidated affiliates,” while any impairments related to non-integral unconsolidated affiliates are included in “Other income (expense), net” in the accompanying consolidated statements of operations.
Marketable and Non-Marketable Equity Securities
Investments in entities over which Quanta does not have the ability to exercise significant influence are either considered marketable securities or non-marketable equity securities. The carrying value of any marketable and non-marketable equity securities is reported in “Other assets, net” in the accompanying consolidated balance sheets.
Non-marketable equity securities are equity securities without a readily determinable fair value that are measured and recorded using a measurement alternative that measures the securities at cost minus impairment, if any, plus or minus observable price changes in orderly transactions for an identical or similar investment in the same company. Non-marketable equity securities are measured on a nonrecurring basis and recorded at fair value only if an impairment or observable price adjustment is recognized in the reporting period. Quanta recognizes impairments on non-marketable equity securities if there are sufficient indicators that the fair value of the investment is less than its carrying value. Any changes in fair value and any impairments of non-marketable equity securities are reported in “Other income (expense), net” in the accompanying consolidated statements of operations.
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
Quanta regularly evaluates valuation allowances established for deferred tax assets (DTAs) for which future realization is uncertain, including in connection with changes in tax laws. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of DTAs is dependent upon the generation of future taxable income in the jurisdiction of the DTA during the periods in which those temporary differences become deductible. Quanta considers projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from these estimates, Quanta may not realize DTAs to the extent estimated.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Insurance
See Note 16 for Quanta’s accounting policy related to insurance and related balance sheet accounts.
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
PSUs provide for the issuance of shares of common stock upon vesting, which generally occurs following a three-year performance period based on achievement of performance metrics established by the Compensation Committee of Quanta’s Board of Directors, including financial and operational goals and Quanta’s total shareholder return as compared to a broad equity market index. The final number of shares of common stock issuable upon vesting of PSUs can range from 0% to 200% of the number of PSUs initially granted, depending on the level of achievement. Holders of PSUs are entitled to cash dividend equivalent payments in an amount equal to any cash dividend payable on account of the underlying Quanta common stock that ultimately vests; however, payment of such amounts is not made until the PSUs vest, such that the dividend equivalent payments are subject to forfeiture until vesting of the applicable PSUs.
The grant date fair value of the PSUs is determined as follows: (i) for the portion of the awards based on company financial and operational performance metrics, by multiplying the number of units granted by the closing price of Quanta’s common stock on the date of grant and (ii) for the portion of the awards based on relative total shareholder return, by multiplying the number of units granted by a stock price estimated by utilizing a Monte Carlo simulation valuation methodology. Quanta recognizes compensation expense for PSUs, net of estimated forfeitures, based on the forecasted achievement of the company financial and operational performance metrics and forecasted performance with respect to relative total shareholder return, multiplied by the grant date fair value of the total number of shares of common stock that Quanta anticipates will be issued based on such achievement for the completed portion of the performance period. The compensation expense related to outstanding PSUs can vary from period to period based on changes in forecasted achievement of established performance metrics, the total number of shares of common stock that Quanta anticipates will be issued upon vesting of such PSUs and changes in forfeiture estimates.
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

3.NEW ACCOUNTING PRONOUNCEMENTS:
Recently Adopted Guidance
In November 2023, the FASB issued an update that, among other things, requires public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, provide an amount for other segment items by reportable segment and provide all segment disclosures required on an annual basis in interim periods. Additionally, the update requires entities to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application is required. Quanta adopted this update effective December 31, 2024.
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
New Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued an update that requires incremental disclosures about specific expense categories. Entities are required to disclose in the notes to financial statements the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization and selling expense included in each relevant expense caption of the statements of operations. The standard also requires disclosure of the amount, and a qualitative description of, other items remaining in relevant expense captions that are not separately disaggregated. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and both prospective and retrospective application are permitted. Quanta is currently assessing the effect of this update.
In March 2024, the U.S. Securities and Exchange Commission (SEC) issued its final climate disclosure rule (the Final Rule) that requires public entities to disclose certain material climate-related information in annual reports and registration statements, including disclosure of material impacts as a result of severe weather events and other natural conditions and material Scope 1 and Scope 2 greenhouse gas emissions. The Final Rule requires disclosures to be made prospectively, with

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
information for prior periods required only to the extent the information was disclosed in a prior SEC filing. Certain requirements of the Final Rule were originally effective for fiscal years beginning on or after January 1, 2025, with phase-in periods for additional requirements. However, on April 4, 2024, the SEC issued a stay pending judicial review of the Final Rule in U.S. federal court. Quanta is currently assessing the effect of the Final Rule as the judicial review continues.
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
As of December 31, 2024 and 2023, the aggregate transaction price allocated to unsatisfied or partially satisfied performance obligations was approximately $16.76 billion and $13.89 billion, with 67.1% and 66.9% expected to be recognized in the subsequent twelve months. These amounts represent management’s estimates of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work had not yet begun as of such dates. For purposes of calculating remaining performance obligations, Quanta includes all estimated revenues attributable to consolidated joint ventures and VIEs, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under MSAs and expected revenues under certain non-fixed price contracts.
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
Contract costs include all direct materials, labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. The majority of the materials associated with Quanta’s work are owner-furnished, and therefore not included in contract revenues and costs. Additionally, Quanta may incur incremental costs to obtain certain contracts, such as selling and marketing costs, bid and proposal costs, sales commissions, and legal fees or initial set-up or mobilization costs, certain of which can be capitalized. There were no significant capitalized costs during the years ended December 31, 2024, 2023 and 2022.
Quanta provides limited warranties to customers for work performed under its contracts that typically extend for a limited duration following substantial completion of its work on a project. Such warranties are not sold separately and do not provide customers with a service other than the assurance of compliance with agreed-upon specifications. Accordingly, these types of warranties are not considered to be separate performance obligations, but any costs incurred or expected to be incurred, by Quanta in connection with these warranties are included in contract costs. During the years ended December 31, 2024, 2023 and 2022, Quanta has not been subject to a significant number of material warranty claims in connection with its services.
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
As of December 31, 2024 and 2023, Quanta had recognized revenues of $733.6 million and $778.9 million related to unapproved change orders and claims included as contract price adjustments primarily in “Contract assets” in the accompanying consolidated balance sheets. These change orders and claims were in the process of being negotiated in the normal course of business and represent management’s estimates of additional contract revenues that have been earned and are probable of collection. The largest component of the revenues recognized related to unapproved change orders and claims as of December 31, 2024 and 2023 is associated with a large renewable transmission project in Canada. During 2021 and 2022, decreased productivity and additional costs arose from delays, administrative requirements and labor issues due to the COVID-19 pandemic, including incremental governmental requirements and worksite restrictions. During 2023, additional costs arose from residual impacts associated with the aforementioned items, as well as work resequencing and acceleration, access delays, and logistical challenges and other issues outside of Quanta’s control. As of March 31, 2024, the project was substantially completed.
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
Revenues were positively impacted by 0.2%, 0.4% and 0.7% during the years ended December 31, 2024, 2023 and 2022 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2023, 2022 and 2021.
Operating results for the year ended December 31, 2024 were impacted by less than 5% of gross profit as a result of aggregate changes in contract estimates related to projects that were in progress as of the year ended December 31, 2023. However, gross profit was negatively impacted by $22.6 million as a result of decreased productivity associated with a large solar facility project in the United States (primarily incurred in the three months ended March 31, 2024) and by $37.0 million as a result of increased costs related to a large solar facility project in the United States. These two projects were substantially complete as of December 31, 2024.
Also impacting the year ended December 31, 2024 was the recognition of gross profit of approximately $39.2 million awarded from a large telecommunications project in Peru, that was terminated during 2019, in connection with payments received pursuant to an arbitration award as described in Peru Project Dispute in Note 16.
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
Revenues by Category
The following tables present Quanta’s revenue disaggregated by contract type and by geographic location, as determined by the job location (in thousands):

	Year Ended December 31,
	2024		2023		2022
By contract type:
Fixed price contracts	$13,307,321	56.2%	$10,251,037	49.1%	$7,282,537	42.7%
Unit-price contracts	6,475,714	27.4	6,586,982	31.5	5,927,335	34.7
Cost-plus contracts	3,889,760	16.4	4,044,187	19.4	3,864,031	22.6
Total revenues	$23,672,795	100.0%	$20,882,206	100.0%	$17,073,903	100.0%

	Year Ended December 31,
	2024		2023		2022
By primary geographic location:
United States	$21,606,807	91.3%	$17,910,892	85.8%	$14,390,237	84.3%
Canada	1,025,074	4.3	2,045,999	9.8	2,020,853	11.8
Australia	666,870	2.8	612,497	2.9	428,321	2.5
Others	374,044	1.6	312,818	1.5	234,492	1.4
Total revenues	$23,672,795	100.0%	$20,882,206	100.0%	$17,073,903	100.0%
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Approximately 60.0%, 56.5% and 51.6% of Quanta’s revenues recognized during the years ended December 31, 2024, 2023 and 2022 were associated with this revenue recognition method.
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
Contract assets and liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Contract assets	$1,208,619	$1,413,057	$1,080,206
Contract liabilities	$2,149,328	$1,538,677	$1,141,518
Contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; and recognized unapproved change orders and contract claims. The decrease in contract assets from December 31, 2023 to December 31, 2024 was primarily due to the completion of certain large projects and the corresponding billing of amounts previously recorded as contract assets. The increase in contract assets from December 31, 2022 to December 31, 2023 was primarily due to additional unapproved change orders and claims related to the large renewable transmission project in Canada referenced above, as well as on other projects on which the timing of billings lagged behind the completion of work. The increase in contract liabilities from December 31, 2023 to December 31, 2024 was primarily due to recent acquisitions and an increase in contract liabilities related to favorable billing terms on certain large projects. The increase in contract liabilities from December 31, 2022 to December 31, 2023 was primarily due to the timing of billing in relation to costs incurred on renewable projects and contract liabilities acquired as part of a 2023 acquisition.
During the years ended December 31, 2024, 2023 and 2022, Quanta recognized revenue of approximately $1.42 billion, $1.04 billion and $695.1 million related to contract liabilities outstanding as of the end each respective prior year.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Accounts receivable are written-off against the allowance for credit losses if they are deemed uncollectible.
Activity in Quanta’s allowance for credit losses consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$13,962	$15,644	$49,749
Increase in provision for credit losses	4,279	5,927	350
Write-offs charged against the allowance net of recoveries of amounts previously written off	(3,056)	(7,609)	(34,455)
Balance at end of year	$15,185	$13,962	$15,644
The above activity relates to the largest risk pool Quanta utilizes for assessing credit loss. The second risk pool represents approximately 13% of Quanta’s consolidated financial instruments as of December 31, 2024 and did not have any allowance for credit loss or experience any credit loss during the periods presented. Quanta’s customers generally have high credit ratings. In addition, the customers in the second risk pool typically pre-approve invoices and often receive project financing.
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
Quanta is subject to concentrations of credit risk related primarily to its receivable position for services Quanta has performed for customers. Quanta grants credit under normal payment terms, generally without collateral. As of December 31, 2023, one customer within the Renewable Energy Infrastructure Solutions (Renewable Energy) segment associated with the large renewable transmission project in Canada described above represented 10% of Quanta’s consolidated receivable position, which includes amounts related to contract assets. No customer represented 10% or more of Quanta’s consolidated revenues for the years ended December 31, 2024, 2023 or 2022, and no customer represented 10% or more of Quanta’s consolidated receivable position as of December 31, 2024.
Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on Quanta’s experience in recent years, the majority of these retainage balances are expected to be collected within one year. Retainage balances with expected settlement dates within one year of December 31, 2024 and 2023 were $666.5 million and $610.0 million, which are included in “Accounts receivable.” Retainage balances with expected settlement dates beyond one year were $143.6 million and $78.7 million as of December 31, 2024 and 2023 and are included in “Other assets, net.”
Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date or when amounts arise from routine lags in billing. These balances do not include revenues recognized for work performed under fixed-price contracts and unit-price contracts with more than an insignificant amount of partially completed units, as these amounts are recorded as “Contract assets.” As of December 31, 2024, 2023 and 2022, unbilled receivables included in “Accounts receivable” were $859.9 million, $743.6 million and $823.9 million. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $97.9 million, $58.6 million and $59.6 million as of December 31, 2024, 2023 and 2022.

5.    SEGMENT INFORMATION:
Quanta’s operations are managed by senior executives who report to its Chief Executive Officer, the chief operating decision maker. The Chief Executive Officer uses operating income for each of Quanta’s reportable segments and considers

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
forecast to actual variances to assess performance and when making decisions about allocating capital, craft skill labor and other resources. Quanta’s reportable segments are: Electric Power Infrastructure Solutions (Electric Power), Renewable Energy and Underground and Infrastructure. The Electric Power segment reflects the aggregation of the Electric Power and Telecommunication operating segments.
Electric Power. Quanta’s Electric Power segment provides comprehensive services for the electric power, technology and communications markets. Services include, but are not limited to, the design, procurement, new construction, upgrade and repair and maintenance services for electric power transmission and distribution infrastructure, both overhead and underground, and substation facilities, along with other engineering and technical services, including services that support the implementation of upgrades by utilities to modernize and harden the electric power grid in order to ensure its safety and enhance reliability and to accommodate increased residential and commercial use of electric vehicles. In addition, this segment provides emergency restoration services, including the repair of infrastructure damaged by fire and inclement weather and the installation of “smart grid” technologies on electric power networks. This segment also provides comprehensive design and construction solutions to wireline and wireless communications companies; electrical systems for data center, commercial and industrial facilities; and cable multi-system operators and other customers within the communications industry, as well as other related services. Additionally, this segment manufactures power transformers and components for the electric utility, municipal power and industrial markets.
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
Segment operating expenses (excluding depreciation expense) primarily includes cost of services, such as wages and benefits; subcontractor costs; materials; certain equipment rental and maintenance costs, and other direct and indirect project costs, as well as allocated segment selling, general and administrative expenses. Integrated operations and common administrative support for Quanta’s operating companies require that allocations be made to determine segment profitability, including allocations of certain corporate shared and indirect operating costs as well as general and administrative costs.
Separate measures of Quanta’s assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by the Chief Executive Officer to evaluate segment performance since certain of Quanta’s fixed assets are used on an interchangeable basis across its reportable segments. As such, for reporting purposes, total depreciation expense is determined quarterly by allocating depreciation expense at each legal entity to Quanta’s reportable segments based on the ratio of each legal entity’s revenue contribution to each of Quanta’s segments.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table shows segment financial information in thousands of dollars for the periods presented. All revenues are from external customers. Segment operating margin is calculated by dividing operating income by revenues.

Year Ended December 31, 2024	Electric Power (1)	Renewable Energy	Underground and Infrastructure (2)	Total
Revenues	$11,166,495	$7,845,884	$4,660,416	$23,672,795

Segment operating expenses (excluding depreciation expense)	9,757,100	7,098,309	4,308,470	21,163,879
Depreciation expense	168,299	80,463	86,916	335,678
Segment operating expenses	9,925,399	7,178,772	4,395,386	21,499,557
Equity in earnings on integral unconsolidated affiliates	50,484	—	—	50,484
Segment operating income	$1,291,580	$667,112	$265,030	$2,223,722
Segment operating margin	11.6%	8.5%	5.7%
Corporate and non-allocated costs (3)				(877,254)
Total consolidated operating income				$1,346,468

Year Ended December 31, 2023	Electric Power	Renewable Energy	Underground and Infrastructure	Total
Revenues	$9,696,897	$6,170,301	$5,015,008	$20,882,206

Segment operating expenses (excluding depreciation expense)	8,556,670	5,638,724	4,559,507	18,754,901
Depreciation expense	168,486	54,369	77,524	300,379
Segment operating expenses	8,725,156	5,693,093	4,637,031	19,055,280
Equity in earnings on integral unconsolidated affiliates	41,609	—	—	41,609
Segment operating income	$1,013,350	$477,208	$377,977	$1,868,535
Segment operating margin	10.5%	7.7%	7.5%
Corporate and non-allocated costs (3)				(740,559)
Total consolidated operating income				$1,127,976

Year ended December 31, 2022	Electric Power	Renewable Energy (4)	Underground and Infrastructure	Total
Revenues	$8,940,276	$3,778,560	$4,355,067	$17,073,903

Segment operating expenses (excluding depreciation expense)	7,884,793	3,433,717	3,954,407	15,272,917
Depreciation expense	149,151	40,535	83,117	272,803
Segment operating expenses	8,033,944	3,474,252	4,037,524	15,545,720
Equity in earnings on integral unconsolidated affiliates	52,466	—	—	52,466
Segment operating income	$958,798	$304,308	$317,543	$1,580,649
Segment operating margin	10.7%	8.1%	7.3%
Corporate and non-allocated costs (3)				(708,591)
Total consolidated operating income				$872,058
(1)    Included in the Electric Power segment revenues during the year ended December 31, 2024 was $30.2 million recognized in connection with payments received pursuant to an arbitration award related to a large telecommunications project in Peru that was terminated during 2019 as described in Peru Project Dispute in Note 16. The segment operating income impact related to such payments was $20.7 million, including the reimbursement of certain cost of services and net of foreign currency translation losses in connection with Quanta’s substantial liquidation from Latin American operations.
(2)    Included in operating expenses (excluding depreciation expense) for the Underground and Infrastructure segment during the year ended December 31, 2024 was a loss of $11.9 million related to the disposition of a non-core business.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(3)    Corporate and non-allocated costs included amortization expense of $383.0 million, $289.0 million and $354.0 million and non-cash stock-based compensation of $150.5 million, $126.8 million and $105.6 million for the years ended December 31, 2024, 2023 and 2022.
(4)    Included in operating expenses (excluding depreciation expense) for the Renewable Energy segment during the year ended December 31, 2022 was $11.7 million of asset impairment charges related to a software implementation project at an acquired company, which commenced prior to Quanta’s acquisition and was discontinued in the fourth quarter of 2022. The fair value of this software was zero at December 31, 2022.
Beginning in the three months ending March 31, 2025, Quanta’s Chief Executive Officer reevaluated how he assesses performance and allocates resources, which resulted in a change in the reporting of management’s internal financial information. As a result, Quanta will begin reporting the results of its two operating segments, which will also be its two reportable segments: (1) Electric Infrastructure Solutions and (2) Underground Utility and Infrastructure Solutions. The Electric Infrastructure Solutions segment will consist of the historical Electric Power and Renewable Energy segments.

6.     ACQUISITIONS:
Subsequent to December 31, 2024, Quanta acquired a business located in the United States that specializes in civil solutions, including site clearing, earthwork, soil stabilization and infrastructure development (which will be primarily included in the Underground and Infrastructure segment) and a business located in Australia that specializes in electrical engineering and the design and manufacturing of industrial technology solutions including control systems (which will primarily be included in the Electric Power and Underground and Infrastructure segments). The consideration for these transactions consisted of approximately $400.5 million paid or payable in cash on the dates of the acquisitions and 515,822 shares of Quanta common stock, which had a fair value of $161.6 million as of the respective acquisition dates. The final amount of consideration for these acquisitions remains subject to certain post-closing adjustments, including with respect to net working capital, tax estimates and other contractually agreed-upon adjustments to consideration. Additionally, pursuant to the terms of the agreements, the former owners of these businesses are eligible to receive potential payments of contingent consideration of up to approximately $109.5 million to the extent the acquired businesses achieve certain financial and operating performance targets over a three-year period. Quanta is in the process of performing procedures to determine the fair value of assets acquired and liabilities assumed related to these acquisitions, including the fair value assessment of contingent consideration, and will include the preliminary purchase price allocations in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.
On July 17, 2024, Quanta completed the acquisition of Cupertino Electric, Inc. (CEI), which provides electrical infrastructure solutions, including engineering, procurement, project management, construction and modularization services, to the technology, renewable energy and infrastructure and commercial industries. CEI is located in the United States, and its results have been included in the Electric Power and Renewable Energy segments since the acquisition date. The aggregate consideration for the acquisition was approximately $2.04 billion, which included approximately $1.65 billion paid in cash, including payment for cash held by CEI as of the acquisition date, and 882,926 shares of Quanta common stock, which had a fair value of $216.3 million as of the acquisition date. The cash consideration paid by Quanta, net of cash received from CEI, was $1.24 billion. Additionally, the former equity holders and award holders of CEI are eligible for a potential contingent consideration payment of up to $200.0 million based on achievement of certain financial performance targets during the three-year post-acquisition period beginning in January 2025. To the extent payable, Quanta, at its sole discretion, can pay up to 10% of any such contingent consideration amount in Quanta common stock. As of July 17, 2024, the fair value of the contingent consideration liability was $164.0 million.
During the year ended December 31, 2024, Quanta also acquired seven additional businesses located in the United States, including: a business that provides specialty environmental solutions to utility, industrial and petrochemical companies (primarily included in the Underground and Infrastructure segment); a business that specializes in testing, manufacturing and distributing safety equipment and supplies (primarily included in the Electric Power and Renewable Energy segments); a business that specializes in electrical infrastructure services for substations, data centers and governmental entities (primarily included in the Electric Power segment); a business that manufactures transmission and distribution equipment for the electric utility industry (primarily included in the Electric Power and Renewable Energy segments); a business that provides services and equipment related to aerial telecommunications infrastructure and networks (primarily included in the Electric Power segment); a business that provides services related to fiber optic networks (primarily included in the Electric Power segment); and a business that specializes in designing, manufacturing, and distributing liquid-filled power transformers primarily for electrical companies and utilities (primarily included in the Electric Power and Renewable Energy segments). The consideration for these businesses consisted of approximately $540.1 million paid or payable in cash on the acquisition dates and 334,472 shares of Quanta common stock, which had a fair value of $74.8 million as of the acquisition dates. The final amount of consideration for certain of these acquisitions remains subject to certain post-closing adjustments, including with respect to net

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
working capital. As of the dates of the respective acquisitions, the fair value of the contingent consideration liabilities related to certain of these acquisitions was $24.3 million.
During the year ended December 31, 2023, Quanta acquired five businesses located in the United States including: a business that provides services related to high-voltage transmission lines, overhead and underground distribution, emergency restoration and industrial and commercial wiring and lighting (primarily included in the Electric Power segment); a business that procures parts, assembles kits for sale, manages logistics and installs solar tracking equipment for utility and development customers (primarily included in the Renewable Energy segment); a business that provides concrete construction services (primarily included in the Electric Power and Renewable Energy segments); a business specializing in power studies, maintenance testing and commissioning primarily for utility and commercial customers (included in the Electric Power segment); and a business that manufactures power transformers for the electric utility, renewable energy, municipal power and industrial markets (included in the Electric Power and Renewable Energy segments). The consideration for these transactions consisted of approximately $780.8 million paid or payable in cash and 1,238,576 shares of Quanta common stock, which had a fair value of $158.9 million as of the dates of the acquisitions.
In July 2022, Quanta acquired a business located in the United States that provides construction contracting services to utilities, specializing in trenching and underground pipeline and electrical conduit installation (primarily included in the Electric Power segment). Consideration for this acquisition included $22.3 million paid in cash.
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
Quanta is finalizing its purchase price allocations related to certain businesses acquired in 2024 and further adjustments to the purchase price allocations may occur, with possible updates primarily related to intangible asset values, property and equipment values, certain contingent liabilities, tax estimates, and the finalization of closing working capital adjustments and other contractually agreed-upon adjustments to consideration. The following table summarizes the estimated fair value of total consideration transferred or estimated to be transferred and the fair value of assets acquired and liabilities assumed as of their

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
respective acquisition dates, as of December 31, 2024 for acquisitions completed in the year ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024		2023
	CEI	All Others
Consideration:
Cash paid or payable	$1,654,967	$540,064	$780,773
Value of Quanta common stock issued	216,264	74,797	158,922
Contingent consideration	163,999	24,266	—
Fair value of total consideration transferred or estimated to be transferred	$2,035,230	$639,127	$939,695

Cash and cash equivalents	$414,705	$31,403	$123,891
Accounts receivable	339,254	73,390	92,817
Contract assets	92,160	8,995	17,200
Inventories	—	46,345	74,872
Prepaid expenses and other current assets	23,233	12,455	5,830
Property and equipment	32,207	92,214	200,738
Operating lease right-of-use assets	28,906	25,429	16,264
Other assets	35,713	617	4,553
Other intangible assets	669,000	211,042	192,915
Current portion of operating lease liabilities	(10,665)	(4,907)	(3,080)
Accounts payable and accrued expenses	(315,435)	(75,800)	(88,227)
Contract liabilities	(222,538)	(28,434)	(102,752)
Operating lease liabilities, net of current portion	(19,449)	(20,522)	(13,790)
Deferred income taxes	(9,385)	(48,646)	(21,489)
Insurance and other non-current liabilities	(10,300)	(9,744)	(2,682)
Total identifiable net assets	1,047,406	313,837	497,060
Goodwill	987,824	325,290	442,635
Fair value of net assets acquired	$2,035,230	$639,127	$939,695
Goodwill represents the amount by which the purchase price for an acquired business exceeds the net fair value of the assets acquired and liabilities assumed. The acquisitions completed during the year ended December 31, 2024, 2023 and 2022 contributed to the recognition of goodwill by strategically expanding Quanta’s domestic renewable energy infrastructure solutions, electric power infrastructure solutions and communications service offerings, including electrical systems for data center, commercial and industrial facilities and the manufacturing of power transformers as well as by expanding Quanta’s domestic underground utility and infrastructure solutions. Goodwill increased by $58.5 million during the year ended December 31, 2024 as a result of certain post-closing adjustments associated with Quanta’s acquisition of CEI. As of December 31, 2024, approximately $42.4 million, $380.6 million, and $12.6 million of goodwill is expected to be deductible for income tax purposes related to acquisitions completed in 2024, 2023 and 2022.
Quanta’s intangible assets subject to amortization include customer relationships, backlog, trade names, non-compete agreements, and patented rights and other. The following table summarizes the estimated fair values of identifiable intangible

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
assets for the acquisitions completed in 2024 and 2023 as of the acquisition dates and the related weighted average amortization periods by type (in thousands, except for weighted average amortization periods, which are in years).

	Year Ended December 31,
	2024				2023
	CEI		All Others
	Estimated Fair Value	Amortization Period in Years	Estimated Fair Value	Weighted Average Amortization Period in Years	Estimated Fair Value	Weighted Average Amortization Period in Years
Customer relationships	$404,000	8.0	$163,355	7.1	$109,680	5.0
Backlog	90,000	3.0	21,425	2.8	53,764	2.0
Trade names	175,000	15.0	20,542	14.9	22,497	15.0
Non-compete agreements	—	N/A	3,444	5.0	6,974	5.0
Patented rights, developed technology, process certifications and other	—	N/A	2,276	15.0	—	N/A
Total intangible assets subject to amortization	$669,000	9.2	$211,042	7.4	$192,915	5.3
The fair value of customer relationships is estimated as of the date a business is acquired based on the value-in-use concept utilizing the income approach, specifically the multi-period excess earnings method. This method discounts to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals and estimated customer attrition rates. The significant assumptions used by management in determining the fair values of customer relationships intangible assets include future revenues, margins, discount rates and customer attrition rates. The following table includes the discount rates and customer attrition rates used to determine the fair value of customer relationships intangible assets for businesses acquired during the year ended December 31, 2024 and 2023 as of the respective acquisition dates:

	Year Ended December 31,
	2024		2023
	Range	Weighted Average	Range	Weighted Average
Discount rates	15% to 24%	15%	14% to 19%	17%
Customer attrition rates	10% to 25%	11%	10% to 30%	19%
The fair value of backlog is estimated as of the acquisition date based upon the contractual nature of the backlog using the multi-period excess earnings method, which discounts to present value the projected cash flows attributable to the backlog. The fair value of trade names is estimated using the income approach, specifically the relief-from-royalty method, which is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty for use of the trade name. The significant assumptions used by management in determining the fair values of trade name intangible assets include future revenues, royalty rates, and discount rates. The value of a non-compete agreement is estimated based on the difference between the present value of the prospective cash flows with the agreement in place and the present value of the prospective cash flows without the agreement in place. The level of inputs used for these identifiable intangible asset fair value measurements is Level 3.
Contingent Consideration
As described above, certain business acquisitions have contingent consideration liabilities associated with the transactions. The aggregate fair value of outstanding contingent consideration liabilities for acquisitions completed prior to December 31, 2024 and their classification in the accompanying consolidated balance sheets is as follows (in thousands):

	December 31, 2024	December 31, 2023
Accounts payable and accrued expenses	$152,030	$—
Insurance and other non-current liabilities	192,954	157,073
Total contingent consideration liabilities	$344,984	$157,073
The estimated fair values of these contingent consideration liabilities are measured on a recurring basis using a probability-weighted discounted cash flow method, which considers significant inputs not observable in the market and are Level 3 inputs. The significant estimates used by management in determining fair value consist of projections of future financial results in relation to specific performance criteria specified in the contingent consideration agreements. These forecast

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
projections include inputs such as revenues, operating margins and management’s probability assessment with respect to the likelihood of acquired businesses achieving those performance criteria during designated post-acquisition periods. Appropriate discount rates are also applied to determine the present value of the future expected payments.
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
All of Quanta’s outstanding contingent consideration liabilities are subject to a maximum payment amount, and the aggregate maximum payment amount of these liabilities for acquisitions completed prior to December 31, 2024 totaled $580.2 million as of December 31, 2024. During the year ended December 31, 2024, Quanta made no cash payments to settle contingent consideration liabilities. During the years ended December 31, 2023 and 2022, Quanta settled certain contingent consideration liabilities with cash payments of $5.0 million and $1.6 million.
Pro Forma Results of Operations
The following unaudited supplemental pro forma results of operations for Quanta, which incorporate the acquisitions completed in 2024, 2023 and 2022, have been provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future (in thousands).

	Year Ended December 31,
	2024	2023	2022
Revenues	$24,867,769	$23,403,024	$17,702,495
Net income attributable to common stock (1)	$527,522	$638,973	$486,342
(1)    The pro forma combined results of operations for the years ended December 31, 2024 include one-time acquisition-related expenses of $453.8 million ($335.8 million net of tax) for pre-acquisition transaction costs incurred by CEI, primarily related to the vesting and increase in value of stock appreciation rights as a result of the acquisition.
The pro forma combined results of operations for the years ended December 31, 2024 and 2023 were prepared by adjusting the historical results of Quanta to include the historical results of the businesses acquired in 2024 as if such acquisitions had occurred January 1, 2023. The pro forma combined results of operations for the year ended December 31, 2023 and 2022 were prepared by further adjusting the historical results of Quanta to include the historical results of the business acquired in 2023 as if such acquisition had occurred January 1, 2022. The pro forma combined results of operations for the year ended December 31, 2022 were prepared by further adjusting the historical results of Quanta to include the historical results of the businesses acquired in 2022 as if such acquisitions occurred January 1, 2021. These pro forma combined historical results were adjusted for the following: a reduction of interest and other financing expenses as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest and other financing expenses as a result of the debt incurred by Quanta for the purpose of financing the acquisition of CEI and cash consideration paid for all acquired businesses; an increase in amortization expense due to the intangible assets recorded; elimination of inter-company sales; and changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs incurred by Quanta or acquired businesses or any cost savings or other synergies that resulted or may result from the acquisitions.
Impact on Consolidated Results of Operations Related to Acquisitions
Included in Quanta’s consolidated results of operations for the year ended December 31, 2024 were revenues of $1.60 billion and income before income taxes of $17.7 million, which included $98.9 million of amortization expense related to the acquisitions completed in 2024. Included in Quanta’s consolidated results of operations for the year ended December 31, 2023 were revenues of $475.2 million and income before income taxes of $15.9 million, which included $34.7 million of amortization expense related to the acquisitions completed in 2023. Included in Quanta’s consolidated results of operations for the year ended December 31, 2022 were revenues of $15.5 million and income before income taxes of $2.5 million, which included $1.4 million of amortization expense related to the acquisition completed in 2022.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
7.    GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill
The changes in the carrying amount of goodwill of each of Quanta’s reportable segments were as follows (in thousands):

	Electric Power Segment	Renewable Energy Segment	Underground and Infrastructure Segment	Total
Balance at December 31, 2022 (1)	$1,396,141	$1,518,149	$672,455	$3,586,745
Goodwill related to acquisition completed in 2023	189,777	263,854	—	453,631
Purchase price allocation adjustments	338	—	—	338
Foreign currency translation adjustments	1,243	2,185	1,763	5,191
Balance at December 31, 2023 (1)	1,587,499	1,784,188	674,218	4,045,905
Goodwill related to the acquisitions completed in 2024	691,428	434,693	186,993	1,313,114
Purchase price allocation adjustments	(7,333)	(3,663)	—	(10,996)
Goodwill written off due to sale of business (1)	—	—	(6,147)	(6,147)
Foreign currency translation adjustments	(4,742)	(8,983)	(11,708)	(25,433)
Balance at December 31, 2024 (1)	$2,266,852	$2,206,235	$843,356	$5,316,443
(1)    Included in the Underground and Infrastructure segment for the years ended December 31, 2024, 2023, and 2022 was accumulated impairment of $49.9 million, $96.1 million and $96.1 million. During the year ended December 31, 2024, $45.1 million of accumulated impairment was written off due to the sale of a business.
In connection with the 2024, 2023 and 2022 annual goodwill assessments, management performed a qualitative impairment assessment of Quanta’s reporting units, which indicated that it was more likely than not that the fair value of its reporting units was greater than their carrying value including goodwill. Accordingly, a quantitative goodwill impairment test was not required, and no goodwill impairment was recognized in 2024, 2023 or 2022.
Other Intangible Assets
Quanta’s identifiable intangible assets and the remaining weighted average amortization periods related to its intangible assets subject to amortization were as follows (in thousands except for weighted average amortization periods, which are in years):

	As of December 31, 2024				As of December 31, 2023
	Remaining Weighted Average Amortization Period in Years	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Intangible Assets	Accumulated Amortization	Intangible Assets, Net
Customer relationships	5.1	$2,405,606	$(1,105,099)	$1,300,507	$1,852,249	$(842,184)	$1,010,065
Backlog	1.6	442,459	(358,596)	83,863	336,149	(297,868)	38,281
Trade names	12.9	569,307	(113,970)	455,337	378,428	(87,572)	290,856
Non-compete agreements	4.5	61,589	(51,453)	10,136	59,464	(48,687)	10,777
Patented rights, developed technology, process certifications and other	12.6	35,317	(32,763)	2,554	32,985	(29,605)	3,380
Curriculum	3.8	15,618	(10,478)	5,140	14,794	(8,741)	6,053
Total intangible assets subject to amortization	6.8	3,529,896	(1,672,359)	1,857,537	2,674,069	(1,314,657)	1,359,412
Engineering license		3,000	—	3,000	3,000	—	3,000
Total intangible assets		$3,532,896	$(1,672,359)	$1,860,537	$2,677,069	$(1,314,657)	$1,362,412
Amortization expense for intangible assets was $383.0 million, $289.0 million and $354.0 million for the years ended December 31, 2024, 2023 and 2022.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The estimated future aggregate amortization expense of intangible assets subject to amortization as of December 31, 2024 is set forth below (in thousands):

Year Ending December 31:
2025	$404,888
2026	346,348
2027	315,629
2028	249,447
2029	112,581
Thereafter	428,644
Total	$1,857,537

8.    INVESTMENTS IN AFFILIATES AND OTHER ENTITIES:
Equity Investments
The following table presents Quanta’s equity investments by type (in thousands):

	December 31, 2024	December 31, 2023
Equity method investments - integral unconsolidated affiliates	$101,460	$96,124
Equity method investments - non-integral unconsolidated affiliates	77,617	28,105
Non-marketable equity securities	62,539	53,868
Total equity investments	$241,616	$178,097
During the year ended December 31, 2024, Quanta acquired a 20.8% equity interest in a company building a scrap metal recycling steel rebar mill in the United States, which is expected to begin operating in 2025, for a purchase price of $60.0 million. Quanta’s investment is accounted for as an equity method investment and is considered to be a non-integral unconsolidated affiliate.
During the year ended December 31, 2024, Quanta sold a non-integral equity method investment and recognized a $12.6 million gain, $5.0 million of which was attributable to non-controlling interests. Also during the year ended December 31, 2024, Quanta received $35.4 million in cash related to the sale of this investment, $5.0 million of which was distributed to non-controlling interests.
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
As of December 31, 2024 and 2023, Quanta had receivables of $133.3 million and $96.4 million from its integral unconsolidated affiliates and payables of $15.4 million and $24.5 million to its integral unconsolidated affiliates. Quanta recognized revenues of $226.2 million, $215.0 million and $154.7 million during the years ended December 31, 2024, 2023 and 2022 from services provided to its integral unconsolidated affiliates, primarily related to services provided to LUMA at cost. In addition, during the years ended December 31, 2024, 2023 and 2022, Quanta recognized costs of services of $411.4 million, $201.3 million and $134.5 million for services provided to Quanta by other integral unconsolidated affiliates.
Total equity in earnings from integral unconsolidated affiliates was $50.5 million, $41.6 million, and $52.5 million for the years ended December 31, 2024, 2023 and 2022. Total equity in earnings from non-integral unconsolidated affiliates was $2.6 million, $1.3 million and $20.3 million for the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, Quanta had $53.2 million of undistributed earnings related to unconsolidated affiliates.
The difference between Quanta’s carrying value and the underlying equity in the net assets of its equity investments is assigned to the assets and liabilities of the investment, giving rise to a basis difference, which was $44.5 million and $31.4 million as of December 31, 2024 and 2023. The amortization of the basis difference is primarily included in “Equity in earnings of integral unconsolidated affiliates” in the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, was $4.3 million, $6.2 million and $1.9 million.
During the year ended December 31, 2022, Quanta recorded losses of $91.5 million, within “Other income (expense),

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
net”, related to the fair value remeasurement of Quanta’s common stock investment in Starry Group Holdings, Inc. (Starry), which was accounted for as an investment in marketable securities.

9.    PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Amounts attributable to common stock:
Net income attributable to common stock	$904,824	$744,689	$491,189
Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	146,929	145,222	143,488
Effect of dilutive unvested non-participating stock-based awards	3,127	3,601	4,504
Weighted average shares outstanding for diluted earnings per share attributable to common stock	150,056	148,823	147,992

10.    DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	December 31,
	2024	2023
0.95% Senior Notes due October 2024	$—	$500,000
4.75% Senior Notes due August 2027	600,000	—
2.90% Senior Notes due October 2030	1,000,000	1,000,000
2.35% Senior Notes due January 2032	500,000	500,000
5.25% Senior Notes due August 2034	650,000	—
3.05% Senior Notes due October 2041	500,000	500,000
Borrowings under senior credit facility (including Term Loan)	735,445	867,137
Borrowings under commercial paper program	—	705,900
Lease financing transactions	155,549	102,955
Other long-term debt	4,939	6,279
Finance leases	47,993	39,577
Unamortized discount and financing costs	(31,490)	(23,142)
Total long-term debt obligations	4,162,436	4,198,706
Less — Current maturities of long-term debt	62,680	535,202
Total long-term debt obligations, net of current maturities	$4,099,756	$3,663,504
As of December 31, 2024, principal payments required to be made during the next five years are set forth in the table below. The payments required under finance leases are provided in Note 11.

2025	$51,039
2026	$688,395
2027	$609,517
2028	$6,809
2029	$27,253

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Senior Notes
In August 2024, Quanta issued $1.25 billion aggregate principal amount of senior notes consisting of $600.0 million aggregate principal amount of 4.75% senior notes due August 2027 (the 2027 notes) and $650.0 million aggregate principal amount of 5.25% senior notes due August 2034 (the 2034 notes). The cumulative proceeds from the public offering of the 2027 notes and 2034 notes were $1.24 billion, net of the original issue discount, underwriting discounts and deferred financing costs, which were used to repay certain short-term and commercial paper borrowings that were utilized to acquire CEI. On September 23, 2021, Quanta issued $1.50 billion aggregate principal amount of senior notes consisting of: $500.0 million aggregate principal amount of 0.95% senior notes due October 2024 (the 2024 notes); $500.0 million aggregate principal amount of 2.35% senior notes due January 2032 (the 2032 notes); and $500.0 million aggregate principal amount of 3.05% senior notes due October 2041 (the 2041 notes). The cumulative proceeds received from the public offering of the 2024 notes, the 2032 notes and the 2041 notes were $1.48 billion, net of the original issue discount, underwriting discounts and deferred financing costs, which were used, along with drawings under Quanta’s senior credit facility, as amended, to acquire Blattner Holding Company. The 2024 notes were repaid on October 1, 2024. On September 22, 2020, Quanta issued $1.00 billion aggregate principal amount of 2.90% senior notes due October 2030 (the 2030 notes, and together with the 2024 notes, the 2027 notes, the 2032 notes, the 2034 notes and the 2041 notes, collectively, the Senior Notes) and received proceeds of $986.7 million from the offering, net of the original issue discount, underwriting discounts and deferred financing costs, and used such proceeds, together with cash on hand, to voluntarily prepay the $1.21 billion of term loans then-outstanding under Quanta’s credit agreement for its senior credit facility.
In each case as further specified by the terms of the Senior Notes and the indenture and supplemental indentures governing the Senior Notes (collectively, the indenture), Quanta may redeem all or a portion of (i) the 2027 notes at any time prior to July 9, 2027 at a price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest, and at any time on or after July 9, 2027 at a price equal to 100% of the principal amount plus accrued and unpaid interest; (ii) the 2030 notes at any time prior to July 1, 2030 at a price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest, and at any time on or after July 1, 2030 at a price equal to 100% of the principal amount plus accrued and unpaid interest; (iii) the 2032 notes at any time prior to October 15, 2031 at a price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest, and at any time on or after October 15, 2031 at a price equal to 100% of the principal amount plus accrued and unpaid interest; (iv) the 2034 notes at any time prior to May 9, 2034 at a price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest, and at any time on or after May 9, 2034 at a price equal to 100% of the principal amount plus accrued and unpaid interest and (v) the 2041 notes at any time prior to April 1, 2041 at a price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest, and at any time on or after April 1, 2041 at a price equal to 100% of the principal amount plus accrued and unpaid interest.
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
All Senior Notes. The interest amounts due on Quanta’s Senior Notes on each payment date are set forth below (dollars in thousands):

Title of the Notes	Interest Amount	Payment Dates	Commencement Date
4.75% Senior Notes due August 2027	$14,250	February 9 and August 9	February 9, 2025
2.90% Senior Notes due October 2030	$14,500	April 1 and October 1	April 1, 2021
2.35% Senior Notes due January 2032	$5,875	January 15 and July 15	July 15, 2022
5.25% Senior Notes due August 2034	$17,063	February 9 and August 9	February 9, 2025
3.05% Senior Notes due October 2041	$7,625	April 1 and October 1	April 1, 2022
The fair value of Quanta’s Senior Notes was $2.90 billion as of December 31, 2024, compared to a carrying value of $3.22 billion net of unamortized bond discount, underwriting discounts and deferred financing costs of $30.6 million. The fair value of the Senior Notes is based on the quoted market prices for the same issue, and the senior notes are categorized as Level 1 liabilities.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Senior Credit Facility
As of December 31, 2024, the credit agreement for Quanta’s senior credit facility provided for a $750.0 million term loan facility, with a maturity date of October 8, 2026, and aggregate revolving commitments of $2.80 billion, with a maturity date of July 31, 2029. Subject to the conditions specified in the credit agreement, Quanta has the option to increase the capacity of the credit facility, in the form of an increase in the revolving commitments, term loans or a combination thereof, from time to time, upon receipt of additional commitments from new or existing lenders by up to an additional (i) $400.0 million plus (ii) additional amounts so long as the Incremental Leverage Ratio Requirement (as defined in the credit agreement) is satisfied at the time of such increase. The Incremental Leverage Ratio Requirement requires, among other things, after giving pro forma effect to such increase and the use of proceeds therefrom, compliance with the credit agreement’s financial covenants as of the most recent fiscal quarter end for which financial statements were required to be delivered. Borrowings under the senior credit facility and the applicable interest rates were as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Maximum amount outstanding	$1,262,736	$1,004,677	$1,684,783
Average daily amount outstanding	$855,033	$929,201	$1,250,493
Weighted-average interest rate	6.62%	6.62%	3.03%
The credit agreement contains certain covenants, including, as of the end of any fiscal quarter of Quanta, (i) a maximum Consolidated Leverage Ratio (as defined in the credit agreement) of 3.5 to 1.0 (except that in connection with certain permitted acquisitions in excess of $200.0 million, such ratio is 4.0 to 1.0 for the fiscal quarter in which the acquisition is completed and the four subsequent fiscal quarters) and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement) of 3.0 to 1.0. As of December 31, 2024, Quanta was in compliance with all of the financial covenants under the credit agreement.
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
The credit agreement also limits certain acquisitions, mergers and consolidations, indebtedness, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on Quanta’s assets. These limits include a limit on surety-backed letters of credit issued separate from the senior credit facility, which are not to exceed $500.0 million at any one time outstanding. The credit agreement allows cash payments for dividends and stock repurchases subject to compliance with the following requirements (including after giving effect to the dividend or stock repurchase): (i) no default or event of default under the credit agreement; (ii) continued compliance with the financial covenants in the credit agreement; and (iii) at least $100.0 million of availability under the senior credit facility and/or cash and cash equivalents on hand.
The credit agreement provides for customary events of default and contains cross-default provisions with other debt instruments exceeding $400.0 million in borrowings or availability. If an Event of Default (as defined in the credit agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the credit agreement, the lenders may declare all amounts outstanding and accrued and unpaid interest immediately due and payable, require that Quanta provide cash collateral for all outstanding letter of credit obligations and terminate the commitments under the credit agreement.
Term Loan. As of December 31, 2024, Quanta had $712.5 million outstanding under its term loan facility. The carrying amount of the term loan under Quanta’s senior credit facility approximates fair value due to its variable interest rate.
The term loan required quarterly principal payments in the amount of $4.7 million per quarter through October 2024 and requires quarterly principal payments in the amounts of $9.4 million per quarter in 2025 and $18.8 million per quarter in 2026, with the remaining principal amount outstanding paid at maturity in October 2026. Quanta may voluntarily prepay the term loan borrowings from time to time, in whole or in part, without premium or penalty.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Revolving Loans. As of December 31, 2024, Quanta had $22.9 million of outstanding revolving loans under the senior credit facility, all of which were denominated in Canadian dollars. The carrying amounts of the revolving borrowings under Quanta’s senior credit facility approximate fair value, as all revolving borrowings have a variable interest rate.
As of December 31, 2024, Quanta also had $167.4 million of letters of credit issued under the senior credit facility, of which $79.8 million were denominated in U.S. dollars and $87.6 million were denominated in Canadian dollars. Additionally, available commitments for revolving loans under the senior credit facility must be maintained in order to provide credit support for notes issued under Quanta’s commercial paper program, and therefore such notes effectively reduce the available borrowing capacity under the senior credit facility.
As of December 31, 2024, $2.61 billion remained available under the senior credit facility for new revolving loans, letters of credit and support of the commercial paper program.
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
Between October 8, 2021 and August 23, 2022, the interest rates for amounts borrowed in U.S. dollars were the same as above except that the benchmark rate utilized was the LIBOR Rate rather than the Term SOFR.
Commercial Paper Program
As of December 31, 2024, Quanta’s commercial paper program allows it to issue unsecured commercial paper notes up to a maximum aggregate amount of $1.50 billion of notes outstanding at any time. The notes are sold under customary market terms in the U.S. commercial paper market at a discount from par or at par and bear interest at rates determined at the time of issuance. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. Quanta began issuing notes under this program on September 2, 2022 and had no outstanding notes as of December 31, 2024.
Borrowings under the commercial paper program and the applicable interest rates were as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022 (1)
Maximum amount outstanding	$1,415,000	$938,400	$707,300
Average daily amount outstanding	$362,220	$644,942	$462,359
Weighted-average interest rate	5.37%	5.82%	4.47%
(1)    The amounts in this column represent activity beginning on the date Quanta first issued its commercial paper notes, which was September 2, 2022, through December 31, 2022.
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
Additional Letters of Credit
As of December 31, 2024, Quanta had $538.5 million of letters of credit issued outside of its senior credit facility, which were denominated in U.S. dollars.

11.    LEASES:
Quanta primarily leases land, buildings, vehicles, construction equipment and office equipment. As of December 31, 2024, the majority of Quanta’s leases had remaining lease terms of less than 13 years. Certain leases include options to extend their terms in increments of up to five years and/or options to terminate. The components of lease costs in the accompanying consolidated statements of operations are as follows (in thousands):

		Year Ended December 31,
Lease and lease financing cost	Classification	2024	2023	2022
Finance lease cost:
Amortization of lease assets	Depreciation (1)	$11,462	$4,944	$1,540
Interest on lease liabilities	Interest and other financing expenses	2,798	1,463	108
Lease financing transactions:(2)
Depreciation	Depreciation (1)	10,396	7,698	5,303
Interest	Interest and other financing expenses	17,600	12,992	8,405
Operating lease cost	Cost of services and Selling, general and administrative expenses	108,879	93,133	93,539
Short-term and variable lease cost (3)	Cost of services and Selling, general and administrative expenses	1,245,011	1,106,454	953,721
Total lease and lease financing cost		$1,396,146	$1,226,684	$1,062,616
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
Quanta has entered into arrangements with certain related parties to lease real and personal property and facilities. Typically, the parties are employees of Quanta who are also the former owners of businesses acquired by Quanta, and the real property and facilities continue to be utilized by Quanta subsequent to the acquisitions. Quanta utilizes third-party market valuations to evaluate rental rates for these properties and facilities, and the lease agreements generally have remaining lease terms of up to ten years, subject to renewal options. Related party lease expense was $18.7 million, $16.5 million and $14.7 million for the years ended December 31, 2024, 2023 and 2022.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The components of leases in the accompanying consolidated balance sheets were as follows (in thousands):

		December 31,
Lease type	Classification	2024	2023
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$299,895	$249,443
Finance lease assets	Property and equipment, net of accumulated depreciation	43,018	35,770
Lease financing transaction assets	Property and equipment, net of accumulated depreciation	155,548	102,955
Total lease and lease financing assets		$498,461	$388,168
Liabilities:
Current:
Operating	Current portion of operating lease liabilities	$94,162	$77,995
Finance	Current maturities of long-term debt and short-term debt	11,641	7,767
Lease financing transaction liabilities	Current maturities of long-term debt and short-term debt	11,307	7,345

Non-current:
Operating	Operating lease liabilities, net of current portion	222,359	186,996
Finance	Long-term debt, net of current maturities	36,352	31,810
Lease financing transaction liabilities	Long-term debt, net of current maturities	144,242	95,610
Total lease and lease financing liabilities		$520,063	$407,523
Future minimum lease payments for operating leases and finance leases were as follows (in thousands):

	As of December 31, 2024
	Operating Leases	Finance Leases	Total
2025	$107,468	$13,225	$120,693
2026	86,518	12,244	98,762
2027	62,115	10,847	72,962
2028	40,801	8,707	49,508
2029	18,475	7,291	25,766
Thereafter	39,456	2,737	42,193
Total future minimum payments related to operating leases and finance leases	354,833	55,051	409,884
Less imputed interest	(38,312)	(7,058)	(45,370)
Total	$316,521	$47,993	$364,514
Future minimum lease payments for short-term leases were $27.3 million as of December 31, 2024. Additionally, as described above, certain of Quanta’s equipment rental agreements contain purchase options pursuant to which the purchase price is offset by a portion of the rental payments. The future payments related to these lease financing transactions totaled $120.5 million and comprise principal and interest payments. The principal payments related to lease financing transactions required to be made during the next five years are included in the debt maturity table in Note 10.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The weighted average remaining lease terms (other than for short-term leases) and discount rates were as follows:

	As of December 31,
	2024	2023
Weighted average remaining lease term (in years):
Operating leases	4.48	4.34
Finance leases	4.35	5.69
Weighted average discount rate:
Operating leases	5.1%	4.3%
Finance leases	6.1%	6.3%
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

12.    INCOME TAXES:
The components of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income before income taxes:
Domestic	$1,052,185	$823,691	$532,051
Foreign	159,845	146,265	171,835
Total	$1,212,030	$969,956	$703,886
The components of the provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$185,357	$132,727	$97,673
State	55,691	42,783	29,439
Foreign	52,024	39,941	23,078
Total current tax provision	293,072	215,451	150,190

Deferred:
Federal	34,498	16,055	29,657
State	14,556	(556)	4,225
Foreign	(57,379)	(11,683)	8,171
Total deferred tax (benefit) provision	(8,325)	3,816	42,053
Total provision for income taxes	$284,747	$219,267	$192,243
Income taxes related to other income (loss) within other comprehensive income (loss) was an expense of $0.4 million and a benefit of $0.2 million for the years ended December 31, 2023 and 2022. There was no tax on foreign currency translation

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
adjustment within other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022.
The actual income tax provision differed from the income tax provision computed by applying the U.S. federal statutory corporate rate to income before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Provision at the statutory rate	$254,526	$203,691	$147,816
Increases (decreases) resulting from:
State taxes	51,575	41,920	28,320
Employee per diems, meals and entertainment	31,768	27,039	6,086
Tax contingency reserves, net	15,046	6,882	7,939
Valuation allowance on deferred tax assets	4,868	(20,177)	23,366
Company-owned life insurance	(2,430)	(2,262)	2,917
Foreign taxes	(2,861)	2,927	(638)
Entity restructuring efforts	(10,195)	—	—
Taxes on certain equity method investments and non-controlling interests	(14,007)	(9,519)	(12,886)
Stock-based compensation	(55,068)	(35,007)	(24,066)
Other	11,525	3,773	13,389
Total provision for income taxes	$284,747	$219,267	$192,243
Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

	December 31,
	2024	2023
Deferred income tax liabilities:
Property and equipment	$(370,703)	$(350,204)
Goodwill	(212,724)	(167,275)
Leased assets	(135,361)	(106,325)
Retainage	(14,059)	(16,590)
Other	(13,502)	(2,318)
Total deferred income tax liabilities	(746,349)	(642,712)

Deferred income tax assets:
Net operating loss carryforwards	179,276	62,523
Lease liabilities	129,623	103,308
Stock and incentive compensation	78,396	62,590
Accruals and reserves	64,449	69,081
Tax credits	14,644	28,802
Deferred tax benefits on unrecognized tax positions	7,726	6,327
Equity method investments and non-controlling interests	6,751	8,357
Other intangible assets	3,118	100,478
Other	14,777	—
Subtotal	498,760	441,466
Valuation allowance	(42,576)	(40,013)
Total deferred income tax assets	456,184	401,453
Total net deferred income tax liabilities	$(290,165)	$(241,259)

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The net deferred income tax assets and liabilities comprised the following in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2024	2023
Deferred income taxes:
Assets	$63,103	$12,745
Liabilities	(353,268)	(254,004)
Total net deferred income tax liabilities	$(290,165)	$(241,259)
The valuation allowances for deferred income tax assets at December 31, 2024, 2023 and 2022 were $42.6 million, $40.0 million and $58.5 million. These valuation allowances relate to state and foreign net operating loss carryforwards and foreign tax credits. The valuation allowances were established primarily as a result of uncertainty in Quanta’s outlook as to the amount and character of future taxable income in particular tax jurisdictions. Quanta believes it is more likely than not that it will realize the benefit of its deferred tax assets net of existing valuation allowances.
The net changes in the total valuation allowance for each of the years ended December 31, 2024, 2023 and 2022 were an increase of $2.6 million, a decrease of $18.5 million and an increase of $17.2 million. The change in valuation allowance during the year ended December 31, 2024 resulted in a net $4.9 million increase in tax expense due primarily to $9.5 million in valuation allowances placed primarily on foreign net operating losses during the year that were partially offset by valuation allowance releases of $4.6 million as a result of ongoing entity rationalization and restructuring efforts. The total valuation allowance also decreased by $2.3 million in foreign currency translation adjustments on previously provided valuation allowances.
The change in valuation allowance during the year ended December 31, 2023 resulted in a $20.2 million decrease in tax expense, primarily due to the release of the $22.7 million valuation allowance on Quanta’s investment in Starry, and a $2.9 million reduction due to utilization of certain foreign net operating losses. These decreases were partially offset by $5.6 million of new valuation allowances primarily placed on foreign net operating losses during the year. The total valuation allowance also increased by $1.7 million in currency translation adjustments on previously provided valuation allowances. During the year ended December 31, 2022, Quanta recognized $91.5 million of unrealized losses on its investment in Starry and recorded a valuation allowance against such unrealized losses. On August 31, 2023, the equity securities of Starry held by Quanta were cancelled pursuant to an approved plan of reorganization pursuant to a bankruptcy proceeding. As a result, Quanta’s $91.5 million loss was realized, and the related $22.7 million valuation allowance was released during the year ended December 31, 2023. This realized loss can be utilized to offset gains from tax years 2020 through 2023, and can be carried forward to offset future capital gains realized in tax years 2024 through 2028. Quanta identified sufficient sources of capital loss carry backs and forecasted capital gain income in these periods such that the full $22.7 million valuation allowance on the Starry capital loss was released during the year ended December 31, 2023.
The change in valuation allowance during the year ended December 31, 2022 resulted in a $23.3 million increase in tax expense due primarily to $22.7 million in new valuation allowances recorded on unrealized losses on Quanta’s investment in Starry. The total valuation allowance increased by $17.2 million from December 31, 2021 to December 31, 2022 primarily as a result of the $22.7 million valuation allowance related to Starry mentioned above, partially offset by a reduction of $4.8 million due to the removal of deferred tax assets that were no longer available to be carried forward to future years for which a valuation allowance had been provided in prior years, as well as currency translation adjustments on previously provided valuation allowances.
At December 31, 2024, Quanta had federal, state and foreign net operating loss carryforwards, the tax effect of which was $185.2 million. These carryforwards will expire as follows: 2025, $5.3 million; 2026, $0.9 million; 2027, $1.1 million; 2028, $1.0 million; 2029, $0.9 million and $176.0 million after 2029. A valuation allowance of $36.1 million has been recorded against certain foreign and state net operating loss carryforwards.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A reconciliation of unrecognized tax benefit balances is as follows (in thousands):

	December 31,
	2024	2023	2022
Balance at beginning of year	$45,136	$41,639	$37,737
Additions based on tax positions related to the current year	19,155	10,304	11,699
Additions for tax positions of prior years from business combinations	12,461	—	—
Additions for tax positions of prior years	2,924	—	230
Reductions for tax positions of prior years	—	—	(407)
Reductions for audit settlements	—	—	(2,207)
Reductions resulting from a lapse of the applicable statute of limitations periods	(5,558)	(6,807)	(5,413)
Balance at end of year	$74,118	$45,136	$41,639
The balances of unrecognized tax benefits, the amount of related interest and penalties and what Quanta believes to be the range of reasonably possible changes in the next 12 months are as follows (in thousands):

December 31, 2024
Unrecognized tax benefits	$74,118
Portion that, if recognized, would reduce tax expense and effective tax rate	$70,378
Accrued interest on unrecognized tax benefits	$7,837
Accrued penalties on unrecognized tax benefits	$1,085
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	$0 to $14,000
Portion that, if recognized, would reduce tax expense and effective tax rate	$0 to $12,929
Quanta classifies interest and penalties within the provision for income taxes. Quanta recognized interest expense of $1.7 million, interest expense of $0.5 million and interest expense of $0.5 million in the provision for income taxes for the years ended December 31, 2024, 2023 and 2022.
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
Shares withheld for tax withholding obligations
The tax withholding obligations of employees with respect to RSUs and PSUs that are settled in common stock are typically satisfied by Quanta making tax payments and withholding the number of shares of common stock having a value equal to the tax withholding obligation that is due on the date of vesting or settlement (as applicable). With respect to these liabilities, Quanta withheld 0.6 million shares of Quanta common stock during the year ended December 31, 2024, which had a market value of $155.5 million, 0.7 million shares of Quanta common stock during the year ended December 31, 2023, which had a market value of $119.1 million, and 0.7 million shares of Quanta common stock during the year ended December 31, 2022, which had a market value of $82.9 million. These shares and the related costs to acquire them were accounted for as adjustments to the balance of treasury stock.
Stock repurchases
On May 23, 2023, Quanta’s Board of Directors approved a stock repurchase program that authorizes Quanta to purchase, from time to time through June 30, 2026, up to $500 million of its outstanding common stock. As of December 31, 2024,

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
$499.7 million remained available under this repurchase program. Quanta repurchased the following shares of common stock in the open market under its stock repurchase programs (in thousands):

Year ended:	Shares	Amount
December 31, 2024	—	$—
December 31, 2023	2	$350
December 31, 2022	1,061	$127,747
Quanta’s policy is to record a stock repurchase as of the trade date of the transaction; however, the payment of cash related to the repurchase is made on the settlement date of the transaction. During the year ended December 31, 2024, there were no cash payments related to stock repurchases. During the years ended December 31, 2023 and 2022 cash payments related to stock repurchases were $0.4 million and $127.8 million. Repurchases may be implemented through open market repurchases or privately negotiated transactions, at management’s discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. Quanta is not obligated to acquire any specific amount of common stock, and the repurchase program may be modified or terminated by Quanta’s Board of Directors at any time at its sole discretion and without notice.
Dividends
Quanta declared and paid the following cash dividends and cash dividend equivalents during 2024, 2023 and 2022 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
November 20, 2024	January 2, 2025	January 13, 2025	$0.10	$15,074
August 28, 2024	October 1, 2024	October 11, 2024	$0.09	$13,532
May 23, 2024	July 1, 2024	July 12, 2024	$0.09	$13,521
March 28, 2024	April 9, 2024	April 17, 2024	$0.09	$13,477
December 5, 2023	January 2, 2024	January 12, 2024	$0.09	$13,412
August 30, 2023	October 2, 2023	October 13, 2023	$0.08	$12,430
May 23, 2023	July 3, 2023	July 14, 2023	$0.08	$11,893
March 29, 2023	April 10, 2023	April 18, 2023	$0.08	$12,100
December 13, 2022	January 3, 2023	January 13, 2023	$0.08	$11,756
August 31, 2022	October 3, 2022	October 14, 2022	$0.07	$10,322
May 27, 2022	July 1, 2022	July 15, 2022	$0.07	$10,283
March 31, 2022	April 11, 2022	April 18, 2022	$0.07	$10,459
December 1, 2021	January 4, 2022	January 14, 2022	$0.07	$10,363
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

14.    STOCK-BASED COMPENSATION:
Stock Incentive Plans
The Omnibus Plan was approved by Quanta’s stockholders in May 2019 and provides for the award of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, RSUs, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Current and prospective employees, directors, officers, advisors or consultants of Quanta or its affiliates are eligible to participate in the Omnibus Plan. In May 2022, Quanta’s stockholders approved an amendment to the Omnibus Plan to increase the shares available for issuance. Subject to certain adjustments, the maximum number of shares available for issuance under the Omnibus Plan is 9.6 million,

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
plus any shares underlying share-settling awards previously awarded pursuant to a prior equity incentive plan that are ultimately forfeited, canceled, expired or settled in cash subsequent to stockholder approval of the Omnibus Plan. As of December 31, 2024, there were approximately 1.6 million shares available for issuance under the Omnibus Plan. All awards subsequent to stockholder approval of the Omnibus Plan have been and will be made pursuant to the Omnibus Plan and applicable award agreements.
RSUs to be Settled in Common Stock
A summary of the activity for RSUs to be settled in common stock for the years ended December 31, 2024, 2023 and 2022 is as follows (RSUs in thousands):

	2024		2023		2022
	RSUs	Weighted Average Grant Date Fair Value (Per Unit)	RSUs	Weighted Average Grant Date Fair Value (Per Unit)	RSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	2,548	$104.76	3,263	$78.74	3,880	$61.64
Granted	857	$246.34	684	$161.81	860	$113.07
Vested	(1,216)	$82.86	(1,268)	$68.06	(1,319)	$50.60
Forfeited	(165)	$165.14	(131)	$116.29	(158)	$84.94
Unvested at December 31	2,024	$173.32	2,548	$104.76	3,263	$78.74
The approximate fair value of RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $316.4 million, $208.0 million and $152.5 million, respectively.
During the years ended December 31, 2024, 2023 and 2022, Quanta recognized $114.0 million, $94.5 million and $84.0 million of non-cash stock compensation expense related to RSUs to be settled in common stock. As of December 31, 2024, there was $212.1 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.89 years.
PSUs to be Settled in Common Stock
A summary of the activity for PSUs to be settled in common stock for the years ended December 31, 2024, 2023 and 2022 is as follows (PSUs in thousands):

	2024		2023		2022
	PSUs	Weighted Average Grant Date Fair Value (Per Unit)	PSUs	Weighted Average Grant Date Fair Value (Per Unit)	PSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	491	$129.70	733	$65.39	931	$47.27
Granted	109	$263.34	177	$174.50	153	$119.74
Vested	(175)	$96.45	(413)	$35.12	(334)	$40.15
Forfeited	—	N/A	(6)	$101.66	(17)	$58.79
Unvested at December 31	425	$177.69	491	$129.70	733	$65.39
The Monte Carlo simulation valuation methodology applied the following key inputs:

	2024	2023	2022
Valuation date price based on March 4, 2024, March 9, 2023 and March 2, 2022 closing stock prices of Quanta common stock	$243.34	$160.55	$110.24
Expected volatility (1)	33%	35%	39%
Risk-free interest rate	4.43%	4.62%	1.64%
Term in years	2.83	2.81	2.83
(1)    The expected volatility inputs for Quanta are based on historical volatility, which is based on Quanta’s dividend-adjusted closing prices over a period equivalent to the performance period.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
During the years ended December 31, 2024, 2023 and 2022, Quanta recognized $36.5 million, $32.3 million and $21.6 million of non-cash stock compensation expense related to PSUs to be settled in common stock.
As of December 31, 2024, there was an estimated $31.7 million of total unrecognized compensation expense related to unearned and unvested PSUs. This amount is based on forecasted attainment of performance metrics and estimated forfeitures of unearned and unvested PSUs. The compensation expense related to outstanding PSUs can vary from period to period based on changes in forecasted achievement of established performance goals and the total number of shares of common stock that Quanta anticipates will be issued upon vesting of such PSUs. This cost is expected to be recognized over a weighted average period of 1.67 years.
During the years ended December 31, 2024, 2023 and 2022, 0.3 million, 0.7 million and 0.7 million shares of common stock were issued in connection with earned and vested PSUs. The approximate fair values of PSUs earned and vested during the years ended December 31, 2024, 2023 and 2022 were $75.4 million, $115.5 million and $72.4 million, respectively.

15.    EMPLOYEE BENEFIT PLANS:
Unions’ Multiemployer Pension Plans
Quanta contributes to a number of multiemployer defined benefit pension plans under the terms of collective bargaining agreements with various unions that represent certain of Quanta’s employees. Approximately 32% of Quanta’s employees as of December 31, 2024 were covered by collective bargaining agreements. Quanta’s multiemployer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on a monthly or annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on its union employee payrolls. Quanta may also have additional liabilities imposed by law as a result of its participation in multiemployer defined benefit pension plans. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, imposes certain liabilities upon an employer who is a contributor to a multiemployer pension plan if the employer withdraws or is deemed to have withdrawn from the plan or the plan is terminated or experiences a mass withdrawal.
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
The following table summarizes plan information relating to Quanta’s participation in multiemployer defined benefit pension plans, including company contributions for the last three years, the status of the plans under the PPA and whether the plans are subject to a funding improvement or rehabilitation plan or contribution surcharges. The most recent PPA zone status available in 2024 and 2023 generally relates to the plans’ fiscal year-ends in 2023 and 2022. Forms 5500 were not yet available for the plan years ending in 2024. The PPA zone status is based on information that Quanta received from the respective plans’ administrators, as well as publicly available information on the U.S. Department of Labor website, and is certified by each plan’s actuary. Although multiple factors or tests may result in red zone or yellow zone status, plans in the red zone generally are less than 65 percent funded, plans in the yellow zone generally are less than 80 percent funded, and plans in the green zone generally are at least 80 percent funded. Under the PPA, red zone plans are classified as “critical” status, yellow zone plans are classified as “endangered” status and green zone plans are classified as neither “endangered” nor “critical” status. The “Subject to Financial Improvement/ Rehabilitation Plan” column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented. The last column lists the expiration dates of Quanta’s collective-bargaining agreements to which the plans are subject. Total contributions to these plans correspond to the number of union employees employed at any given time and the plans in which they participate and vary depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with such projects. Information has been presented separately for individually significant plans, based on PPA funding status classification, and in the aggregate for all other plans.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Employee Identification Number/ Pension Plan Number	PPA Zone Status		Subject to Financial Improve- ment/ Reha- bilitation Plan	Contributions (in thousands)			Sur-charge Imposed	Expiration Date of Collective Bargaining Agreement
Fund		2024	2023		2024	2023	2022
National Electrical Benefit Fund	53-0181657	Green	Green	No	$41,321	$47,126	$47,390	No	Varies through January 2029
Eighth District Electrical Pension Fund	84-6100393	Green	Green	No	13,820	6,169	5,119	No	Varies through August 2027
Excavators Union Local 731 Pension Fund	13-1809825	Green	Green	No	11,974	11,411	20,733	No	April 2026
Central Pension Fund of the IUOE & Participating Employers	36-6052390	Green	Green	No	8,496	7,396	11,989	No	Varies through May 2027
IBEW 332 Pension Plan - Part A	94-2688032	Green	Green	No	8,404	—	—	No	May 2027
Local Union No. 124 I.B.E.W. Pension Trust Fund	43-0817626	Green	Green	No	5,836	—	—	No	December 2027
IBEW Local 683 Pension Fund Pension Plan	34-1442087	Green	Green	No	5,828	731	12	No	Varies through May 2027
Locals 302 & 612 of the IUOE - Employers Construction Industry Retirement Plan	91-6028571	Green	Green	No	3,644	2,707	1,675	No	Varies through May 2027
Laborers Pension Trust Fund for Northern California	94-6277608	Green	Green	No	3,468	3,342	4,849	No	Varies through June 2027
Operating Engineers’ Local 324 Pension Fund	38-1900637	Red	Red	Yes	3,367	3,193	2,951	Yes	Varies through May 2026
Local 697 I.B.E.W. and Electrical Industry Pension Plan	51-6133048	Green	Green	No	3,228	2,227	2,509	No	May 2025
Kern County Electrical Workers Pension Fund	95-6123049	Green	Green	No	2,675	325	31	No	Varies through November 2027
Pension Trust Fund for Operating Engineers	94-6090764	Green	Yellow	No	2,504	2,176	1,898	No	Varies through May 2026
Pipeline Industry Pension Fund	73-6146433	Green	Green	No	2,478	2,733	2,477	No	Varies through December 2026
Construction Laborers Pension Trust Fund for Southern California	43-6159056	Green	Green	No	1,764	2,729	1,355	No	Varies through June 2026
Central Laborers’ Pension Fund	37-6052379	Yellow	Yellow	Yes	1,484	2,342	739	No	Varies through May 2026
Alaska Teamster - Employer Pension Plan	92-6003463	Red	Red	Yes	1,222	80	—	Yes	May 2026
Laborers National Pension Fund	75-1280827	Red	Red	Yes	1,205	746	667	Yes	Varies through November 2028
Alaska Plumbing and Pipefitting Industry Pension Plan	52-6103810	Red	Red	Yes	986	83	—	Yes	May 2026
Employer - Teamsters Local Nos. 175 & 505 Pension Trust Fund	55-6021850	Red	Red	Yes	900	1,027	52	Yes	May 2026
Operating Engineers Pension Trust	95-6032478	Green	Yellow	No	871	1,473	1,360	No	Varies through June 2025
IBEW Local 1249 Pension Plan	15-6035161	Green	Green	No	505	1,931	4,558	No	May 2025
All other plans - U.S.					51,303	37,302	37,790
All other plans - Canada (1)					6,473	12,515	19,245
Total contributions					$183,756	$149,764	$167,399
(1)    Multiemployer defined benefit pension plans in Canada are not subject to the reporting requirements under the PPA. Accordingly, certain information was not publicly available.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Quanta’s contributions to the following individually significant plans were five percent or more of the total contributions to these plans for the periods indicated based on the Forms 5500 for these plans for the years ended December 31, 2023 and 2022. Forms 5500 were not yet available for these plans for the year ended December 31, 2024.

Pension Fund	Plan Years in which Quanta Contributions Were Five Percent or More of Total Plan Contributions
National Electrical Benefit Fund	2023 and 2022
Eighth District Electrical Pension Fund	2023 and 2022
Excavators Union Local 731 Pension Fund	2023 and 2022
Local 697 I.B.E.W. and Electrical Industry Pension Plan	2023 and 2022
Pipeline Industry Pension Fund	2023 and 2022
IBEW Local 1249 Pension Plan	2022
Local Union No 9 I.B.E.W and Outside Contractors Pension Fund (1)	2022
I.B.E.W. Local 456 Pension Plan (1)	2023 and 2022
Teamster National Pipe Line Pension Plan (1)	2023 and 2022
(1)    This plan is included in the “All other plans - U.S.” category in the prior table.
In addition to the contributions made to multiemployer defined benefit pension plans noted above, Quanta also contributed to multiemployer defined contribution or other postretirement benefit plans on behalf of certain union employees. Contributions to union multiemployer defined contribution or other postretirement benefit plans by Quanta were $282.5 million, $254.7 million and $234.3 million for the years ended December 31, 2024, 2023 and 2022. Total contributions made to all of these multiemployer plans correspond to the number of union employees employed at any given time and the plans in which they participate and participation in project labor agreements and vary depending upon the location and number of ongoing projects at a given time and the need for union resources or project labor agreements in connection with such projects. Contributions to such plans are also impacted by business combinations and changes in employer contribution rates.
Quanta 401(k) Plan
Quanta maintains a 401(k) plan pursuant to which employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through payroll deductions. Quanta makes matching cash contributions of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law. Contributions to the 401(k) plan by Quanta were $93.9 million, $75.9 million and $61.7 million for the years ended December 31, 2024, 2023 and 2022.
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
Quanta made matching contributions to the eligible participants’ accounts under the deferred compensation plans of $2.3 million, $1.8 million and $1.5 million during the years ended December 31, 2024, 2023 and 2022 and did not make discretionary contributions during those years. As of December 31, 2024 and 2023, the liability related to deferred cash compensation under these plans, including amounts contributed by Quanta, was $110.2 million and $88.9 million, the majority of which was included in “Insurance and other non-current liabilities” in the accompanying consolidated balance sheets. Additionally, as of December 31, 2024 and 2023, the settlement and issuance of 154,991 and 174,079 shares of common stock

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
underlying certain stock-based awards had been deferred under these plans, and such issuances are scheduled to occur in future periods.
To provide for future obligations related to deferred cash compensation under these plans, Quanta has invested in corporate-owned life insurance (COLI) policies covering certain participants in the deferred compensation plans, the underlying investments of which are intended to be aligned with the investment alternatives elected by plan participants. The COLI assets are recorded at their cash surrender value, which is considered their fair market value, and as of December 31, 2024 and 2023, the fair market values were $102.7 million and $83.4 million and were included in “Other assets, net” in the accompanying consolidated balance sheets. The level of inputs for these fair value measurements is Level 2.
Changes in the fair market value of Quanta’s COLI assets and deferred compensation liabilities largely offset and are recorded in the accompanying statements of operations as follows (in thousands):

		Year Ended December 31,
Classification	Change in fair market value of	2024	2023	2022
(Loss) gain included in Selling, general and administrative expenses	Deferred compensation liabilities	$(14,108)	$(13,325)	$13,192
Other income (expense), net	COLI assets	$12,446	$11,587	$(13,757)

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
ICC Arbitration Proceeding. In May 2019, Redes filed for arbitration before the Court of International Arbitration of the International Chamber of Commerce (ICC) against PRONATEL and the MTC. In the arbitration, Redes claimed that PRONATEL: breached and wrongfully terminated the contracts; wrongfully executed the advance payment bonds and the performance bonds; and was not entitled to the alleged amount of liquidated damages. In August 2022, Redes received the decision of the arbitration tribunal, which unanimously found in favor of Redes in connection with its claims and ordered, among other things, (i) repayment of the amounts collected by PRONATEL under the advance payment bonds and the performance bonds; (ii) payment of amounts owed for work completed by Redes under the contracts; (iii) payment of lost income in connection with Redes’ future operation and maintenance of the networks; and (iv) payment of other related costs and damages to Redes as a result of the breach and improper termination of the contracts (including costs related to the execution of the bonds, costs related to the transfer of the networks and legal and expert fees). Accordingly, the arbitration tribunal awarded Redes approximately $177 million. In addition, per the terms of the arbitration decision, interest will accrue on any amount owed pursuant to this award up to the date of payment.
The decision of the arbitration tribunal is final, with limited grounds on which PRONATEL and the MTC may seek to annul the decision in Peruvian courts. In December 2022, Redes filed an enforcement proceeding with respect to each project contract to secure recovery of the arbitration award, and PRONATEL and the MTC filed an annulment proceeding with respect to each project contract. The enforcement and annulment proceedings were filed with different commercial courts in Lima, Peru. During 2023 and 2024, Redes received favorable rulings in each of the enforcement proceedings and each of the annulment proceedings, and the grounds for annulment were rejected; however, PRONATEL and the MTC are pursuing, and are expected to continue to pursue, certain remaining legal challenges to such rulings. Quanta expects these remaining legal challenges will be resolved in 2025 or 2026.
While PRONATEL and the MTC are continuing to pursue their remaining legal challenges, in October 2024 and January 2025, Quanta received approximately $168 million from PRONATEL, comprised of $112 million in repayment of amounts collected under the advance payment and performance bonds and $56 million in payment of other amounts outstanding under the ICC arbitration award. As a result, during the year ended December 31, 2024, Quanta recognized approximately $39.2 million of operating income for the work completed under the contracts as described above, $5.2 million for reimbursement of legal fees and $3.7 million of award interest. Quanta is continuing to pursue collection of the remaining amount owed under the ICC arbitration award. Additionally, Quanta remitted $100 million of the amounts received from PRONATEL to its insurers in repayment of amounts previously received from the insurers pursuant to coverage under applicable insurance policies.
Quanta believes Redes is entitled to all amounts awarded by the ICC arbitration tribunal, and intends to vigorously pursue recovery of the remaining amounts awarded and take additional legal actions deemed necessary to enforce the ICC arbitration decision. However, due to the inherent uncertainty involved with the ultimate timing and conclusion with respect to collection of the remaining amounts of the ICC arbitration award, primarily associated with interest, Quanta has not recognized income as of December 31, 2024 for such amounts. To the extent any such amounts are determined to be realizable in the future, income would be recorded in the period such determination is made.
ICSID Arbitration Proceeding. In May 2020, in connection with Quanta’s additional rights to seek full compensation for the loss of its investment under applicable investment treaties and customary international law, Quanta’s Dutch subsidiary delivered to the Peruvian government an official notice of dispute arising from the termination of the contracts and related acts by PRONATEL (which are attributable to Peru) under the Agreement on the Encouragement and Reciprocal Protection of Investments between the Kingdom of the Netherlands and the Republic of Peru (Investment Treaty). The Investment Treaty protects Quanta’s subsidiary’s indirect ownership stake in Redes and the project, and provides for rights and remedies distinct from the ICC arbitration. In December 2020, Quanta’s Dutch subsidiary filed a request for the institution of an arbitration proceeding against Peru with the International Centre for Settlement of Investment Disputes (ICSID) related to Peru’s breach of the Investment Treaty, which was registered by ICSID in January 2021. In the ICSID arbitration, Quanta’s Dutch subsidiary claims, without limitation, that Peru: (i) treated the subsidiary’s investment in Redes and the project unfairly and inequitably; and (ii) effectively expropriated the subsidiary’s investment in Redes and the project. In addition, Quanta’s Dutch subsidiary is seeking full compensation for all damages arising from Peru’s actions, including but not limited to (i) the fair market value of the investment and/or lost profits; (ii) attorneys’ fees and arbitration costs; (iii) other related costs and damages and (iv) pre-

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
and post-award interest. The ICSID arbitration hearing on the merits occurred in the second quarter of 2023 and a decision is currently expected in the first half of 2025.
Silverado Wildfire Matter
During 2022 and 2023, two of Quanta’s subsidiaries received tenders of defense and demands for preservation of evidence from Southern California Edison Company (SCE) related to lawsuits filed from April 2021 through December 2024 against SCE and T-Mobile USA, Inc. (T-Mobile) in the Superior Court of California, County of Orange. The lawsuits generally assert property damage and related claims on behalf of certain individuals and subrogation claims on behalf of insurers relating to damages caused by a wildfire that began in October 2020 in Orange County, California (the Silverado Fire) and that is purported to have damaged approximately 13,000 acres. The lawsuits allege the Silverado Fire originated from utility poles in the area, generally claiming that each defendant failed to adequately maintain, inspect, repair or replace its overhead facilities, equipment and utility poles and remove vegetation in the vicinity; that the utility poles were overloaded with equipment from shared usage; and that SCE failed to de-energize its facilities during red flag warnings for a Santa Ana wind event. The lawsuits allege the Silverado Fire started when SCE and T-Mobile equipment contacted each other and note the Orange County Fire Department is investigating whether a T-Mobile lashing wire contacted an SCE overhead primary conductor in high winds. T-Mobile has filed cross-complaints against SCE alleging, among other things, that the ignition site of the Silverado Fire encompassed two utility poles replaced by SCE or a third party engaged by SCE, and that certain equipment, including T-Mobile’s lashing wire, was not sufficiently re-secured after the utility pole replacements. One of Quanta’s subsidiaries performed planning and other services related to the two utility poles, and another Quanta subsidiary replaced the utility poles and reattached the electrical and telecommunication equipment to the new utility poles in March 2019, approximately 19 months before the Silverado Fire. Pursuant to the general terms of a master services agreement and a master consulting services agreement between the Quanta subsidiaries and SCE, the subsidiaries agreed to defend and indemnify SCE against certain claims arising with respect to performance or nonperformance under the agreements. The SCE tender letters seek contractual indemnification and defense from Quanta’s subsidiaries for the claims asserted against SCE in the lawsuits and the T-Mobile cross-complaints.
Quanta’s subsidiaries intend to vigorously defend against the lawsuits, the T-Mobile cross-complaints and any other claims asserted in connection with the Silverado Fire. Quanta will continue to review additional information in connection with this matter as litigation and resolution efforts progress, and any such information may potentially allow Quanta to determine an estimate of potential loss, if any. As of December 31, 2024, Quanta had not recorded an accrual with respect to this matter, and Quanta is currently unable to reasonably estimate a range of reasonably possible loss, if any, because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability. Quanta also believes that to the extent its subsidiaries are determined to be liable for any damages resulting from this matter, its insurance would be applied to any such liabilities over its deductible amount and its insurance coverage would be adequate to cover such potential liabilities. However, the ultimate amount of any potential liability and insurance coverage in connection with this matter remains subject to uncertainties associated with pending and potential future litigation.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Insurance
Quanta is insured for, among other things, employer’s liability, workers’ compensation, auto liability, aviation and general liability claims. Quanta manages and maintains a portion of its risk through retentions and/or high deductibles and indirectly through its wholly-owned captive insurance company. The captive insurance company reimburses all claims up to the amount of the applicable deductible of its third-party insurance programs, as well as certain additional exposure related to the general and auto liability programs, which together, in certain circumstances, can be up to $50.0 million per occurrence. As a supplement to its high-deductible primary insurance and captive programs, Quanta maintains insurance with excess insurance carriers for potential losses that exceed the amount of Quanta’s deductible and captive insurance obligations. Quanta renews its insurance policies on an annual basis, and therefore deductibles, captive reinsurance amounts, and levels of insurance coverage may change in future periods. In addition, insurers may cancel Quanta’s coverage or determine to exclude certain items from coverage, or Quanta may elect not to obtain certain types or levels of insurance based on the potential benefits considered relative to the cost of such insurance or increase the amounts subject to self-insurance or retention.
As of December 31, 2024 and 2023, the gross amount accrued for employer’s liability, workers’ compensation, auto liability, general liability and group health claims totaled $400.2 million and $351.7 million, of which $263.3 million and $229.2 million are included in “Insurance and other non-current liabilities,” and the remainder is included in “Accounts payables and accrued expenses.” Related insurance recoveries/receivables as of December 31, 2024 and 2023 were $4.9 million and $4.9 million, of which $0.8 million and $0.3 million are included in “Prepaid expenses and other current assets” and $4.1 million and $4.6 million are included in “Other assets, net.” Losses under these insurance programs are accrued based upon Quanta’s estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of Quanta’s liability in proportion to other parties, the number of incidents not reported and the overall claims environment. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate.
Letters of Credit
Certain of Quanta’s vendors require letters of credit to ensure reimbursement for amounts they are disbursing on Quanta’s behalf, such as to beneficiaries under its insurance programs. In addition, from time to time, certain customers require Quanta to post letters of credit to ensure payment of subcontractors and vendors and guarantee performance under contracts. Such letters of credit are generally issued by a bank or similar financial institution, including pursuant to Quanta’s senior credit facility and certain uncommitted bilateral arrangements. Each letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that Quanta has failed to perform specified actions. If this were to occur, Quanta would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, Quanta may also be required to record a charge to earnings for the reimbursement. See Note 10 for additional information regarding Quanta’s letters of credit outstanding. Quanta is not aware of any claims currently asserted or threatened under any of these letters of credit that are material, individually or in the aggregate. However, to the extent payment is required for any such claims, the amount paid could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows.
Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require Quanta to post performance and payment bonds. These bonds provide a guarantee that Quanta will perform under the terms of a contract and pay its subcontractors and vendors. In certain circumstances, the customer may demand that the surety make payments or provide services under the bond, and Quanta must reimburse the surety for any expenses or outlays it incurs. Quanta may also be required to post letters of credit in favor of the sureties, which would reduce the borrowing availability under its senior credit facility. Quanta has not been required to make any material reimbursements to its sureties for bond-related costs except as described in Legal Proceedings - Peru Project Dispute above. However, to the extent further reimbursements are required, the amounts could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows. As of December 31, 2024, Quanta is not aware of any outstanding material obligations for payments related to bond obligations.
Performance bonds expire at various times ranging from mechanical completion of a project to a period extending beyond contract completion in certain circumstances, and therefore a determination of maximum potential amounts outstanding requires certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of Quanta’s bonded operating activity. As of December 31, 2024, the total amount of the outstanding performance bonds was estimated to be approximately $9.5 billion. Quanta’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation.

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
Indemnities and Warranties
Quanta generally indemnifies its customers for the services it provides under its contracts and other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Additionally, Quanta manufactures products sold to customers and other third parties, which may subject Quanta to warranty claims and liabilities and related litigation. Quanta is not aware of any indemnity or warranty claims in connection with these obligations that are material, except as described in Legal Proceedings - Silverado Wildfire Matter above.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Capital Commitments and Other Committed Expenditures
As of December 31, 2024, Quanta had $68.8 million of production orders with expected delivery dates in 2025 and $25.0 million with expected delivery dates thereafter for capital commitments primarily related to the expansion of its equipment. Although Quanta has committed to purchase this equipment at the time of their delivery, Quanta anticipates that some of these orders will be assigned to third-party leasing companies and made available under certain master equipment lease agreements, thereby releasing Quanta from its capital commitments.
As of December 31, 2024, Quanta had $68.6 million of outstanding capital commitments associated with investments in unconsolidated affiliates, the majority of which relates to a limited partnership interest in a fund that targets investments in certain portfolio companies that operate businesses related to the transition to a reduced-carbon economy.
During the year ended December 31, 2024, Quanta entered into an agreement to purchase production tax credits from a third party related to a solar facility. These commitments are contingent upon the third party reaching certain energy production targets. As of December 31, 2024, Quanta had up to $218.0 million of outstanding commitments associated with these production tax credits, with up to $29.0 million payable in the year ended December 31, 2025 and the remainder due by 2035.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Quanta’s success depends on its ability to attract, develop and retain highly qualified employees, including craft skilled labor, engineers, project management, architects, designers, management and professional and administrative employees, and the industries in which Quanta operates have experienced shortages of qualified skilled labor personnel in recent years, which is expected to continue and potentially worsen in the future. In order to help meet near-term and longer-term labor needs, Quanta supports and utilizes its own training and educational programs and has developed additional company-wide and project-specific employee training and educational programs and strategic relationships with universities, the military and unions to recruit qualified personnel.

17.    DETAIL OF CERTAIN ACCOUNTS:
Cash and Cash Equivalents
As of December 31, 2024 and 2023, cash equivalents were $347.5 million and $610.8 million and consisted primarily of money market investments, money market mutual funds and short-term deposits.
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

	December 31,
	2024	2023
Cash and cash equivalents held by domestic joint ventures	$71,646	$41,427
Cash and cash equivalents held by foreign joint ventures	10,088	10,968
Total cash and cash equivalents held by joint ventures	81,734	52,395
Cash and cash equivalents held by captive insurance company	19,445	19,088
Cash and cash equivalents not held by joint ventures or captive insurance company	640,781	1,218,765
Total cash and cash equivalents	$741,960	$1,290,248
Property and Equipment
Property and equipment consisted of the following (in thousands):

	Estimated Useful	December 31,
	Lives in Years	2024	2023
Land	N/A	$134,590	$102,839
Buildings and leasehold improvements	5-30	514,888	456,004
Operating machinery, equipment and vehicles	1-25	3,347,871	3,069,882
Office equipment, furniture and fixtures and information technology systems	3-10	298,878	290,687
Construction work in progress	N/A	125,676	73,018
Finance lease assets and lease financing transactions	5-20	239,806	165,923
Property and equipment, gross		4,661,709	4,158,353
Less — Accumulated depreciation and amortization		(1,961,432)	(1,821,410)
Property and equipment, net of accumulated depreciation		$2,700,277	$2,336,943
Depreciation expense related to property and equipment is recognized on a straight-line basis over the estimated useful lives of the assets and was $359.4 million, $324.8 million and $290.6 million for the years ended December 31, 2024, 2023 and 2022. In addition, Quanta held property and equipment, net of $177.9 million and $245.7 million in foreign countries, primarily Canada, as of December 31, 2024 and 2023.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Accounts payable, trade	$2,096,125	$2,027,588
Accrued compensation and related expenses	651,893	526,221
Other accrued expenses	974,325	507,433
Accounts payable and accrued expenses	$3,722,343	$3,061,242
Other accrued expenses primarily include the current portion of accrued insurance liabilities, income and franchise taxes payable and unearned revenues as of December 31, 2023. Other accrued expenses as of December 31, 2024 primarily includes these items, as well as the current portion of contingent consideration as further described in Note 6.

18.    SUPPLEMENTAL CASH FLOW INFORMATION:
Reconciliations of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows are as follows (in thousands):

	December 31,
	2024	2023	2022	2021
Cash and cash equivalents	$741,960	$1,290,248	$428,505	$229,097
Restricted cash included in “Prepaid expenses and other current assets” (1)	2,686	3,652	3,759	1,836
Restricted cash included in “Other assets, net” (1)	1,364	1,141	950	954
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$746,010	$1,295,041	$433,214	$231,887
(1)    Restricted cash includes any cash that is legally restricted as to withdrawal or usage.
Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$(110,745)	$(95,900)	$(95,175)
Operating cash flows used by finance leases	$(2,606)	$(1,463)	$(108)
Financing cash flows used by finance leases	$(10,583)	$(2,511)	$(1,457)
Lease assets obtained in exchange for lease liabilities:
Operating leases	$109,708	$100,594	$77,826
Finance leases	$10,397	$37,299	$2,331
Lease financing transaction assets obtained in exchange for lease financing transaction liabilities	$69,731	$26,969	$35,144
Additional supplemental cash flow information is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash (paid) received during the period for:
Interest paid	$(166,333)	$(175,782)	$(106,052)
Income taxes paid	$(136,755)	$(248,527)	$(111,569)
Income tax refunds	$5,595	$6,483	$8,281
Accrued capital expenditures were $27.3 million, $15.7 million and $13.4 million as of December 31, 2024, 2023 and 2022. The impact of these items has been excluded from Quanta’s capital expenditures in the accompanying consolidated statements of cash flows due to their non-cash nature.

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
As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b), as such disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
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
As described in the Report of Management, management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 excluded the eight businesses we acquired in 2024. Such exclusion was in accordance with SEC guidance that an assessment of recently acquired businesses may be omitted in management’s report on internal control over financial reporting, provided the acquisitions took place within twelve months of management’s evaluation. These acquisitions comprised approximately 5.5% and 6.7% of our consolidated assets and revenues as of and for the year ended December 31, 2024 and included the acquisition of Cupertino Electric, Inc., which comprised approximately 3.7% and 5.3% of our consolidated assets and revenues as of and for the year ended December 31, 2024. We are in the process of integrating each acquired business into our overall internal control over financial reporting process.
Except as noted above, there has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B.Other Information
Insider Trading Arrangements
On November 25, 2024, Donald C. Wayne, Executive Vice President and General Counsel of Quanta, adopted a Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of Regulation S-K), with an expiration date of the earlier of May 30, 2025 or the date on which all contemplated transactions set forth in the plan are completed. Mr. Wayne’s plan provides for the potential sale of up to 19,307 shares of Quanta common stock and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
ITEM 10.Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the definitive proxy statement related to our 2025 Annual Meeting of Stockholders, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2024 fiscal year.

ITEM 11.Executive Compensation
The information required by this Item 11 is incorporated by reference to the definitive proxy statement related to our 2025 Annual Meeting of Stockholders, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2024 fiscal year.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to the definitive proxy statement related to our 2025 Annual Meeting of Stockholders, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2024 fiscal year.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the definitive proxy statement related to our 2025 Annual Meeting of Stockholders, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2024 fiscal year.

ITEM 14.Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to the definitive proxy statement related to our 2025 Annual Meeting of Stockholders, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2024 fiscal year.

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

2.2	—
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
Description of Quanta Services, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (previously filed as Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2023 filed February 22, 2024 and incorporated herein by reference)

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

4.8	—
Sixth Supplemental Indenture, dated as of August 9, 2024, between Quanta Services, Inc. and U.S. Bank Trust Company, National Association, as trustee (previously filed as Exhibit 4.3 to the Company’s Form 8-K filed August 9, 2024 and incorporated therein by reference)

4.9	—	Form of 2.90% Senior Notes due 2030 (previously filed as Exhibit 4.3 to the Company's Form 8-K filed September 25, 2020 and incorporated herein by reference)
4.10	—	Form of 2.35% Senior Notes due 2032 (previously filed as Exhibit 4.6 to the Company’s Form 8-K filed September 23, 2021 and incorporated herein by reference)
4.11	—	Form of 3.05% Senior Notes due 2041 (previously filed as Exhibit 4.7 to the Company’s Form 8-K filed September 23, 2021 and incorporated herein by reference)
4.12	—	Form of 4.75% Senior Notes due 2027 (previously filed as Exhibit 4.4 to the Company’s Form 8-K filed August 9, 2024 and incorporated therein by reference)
4.13	—	Form of 5.25% Senior Notes due 2034 (previously filed as Exhibit 4.5 to the Company’s Form 8-K filed August 9, 2024 and incorporated therein by reference)
10.1*	—	Quanta Services, Inc. 2019 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed May 24, 2019 and incorporated herein by reference)
10.2*	—	Amendment No. 1 to the Quanta Services, Inc. 2019 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K filed May 31, 2022 and incorporated herein by reference)
10.3*	—
Form of RSU Award Agreement for awards to employees/consultants pursuant to the 2019 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K filed May 24, 2019 and incorporated herein by reference)

Exhibit
No.		Description
10.4*	—
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
Employment Agreement, dated August 1, 2023, by and between Quanta Services, Inc. and Gerald A. Ducey, Jr. (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2024 filed May 2, 2024 and incorporated herein by reference)

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

10.18*	—
Director Compensation Summary, adopted March 29, 2023 and effective as of May 23, 2023 (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2023 filed May 4, 2023 and incorporated herein by reference)

10.19*ˆ	—	Director Compensation Summary, adopted November 20, 2024 and effective as of 2025 Annual Meeting of Stockholders
10.20*	—
Quanta Services, Inc. Non-Employee Director Deferred Compensation Plan dated effective January 1, 2017 (previously filed as Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2016 filed March 1, 2017 and incorporated herein by reference)

10.21*	—
Quanta Services, Inc. Nonqualified Deferred Compensation Plan, as restated effective January 1, 2017, including the Nonqualified Deferred Compensation Plan Adoption Agreement (previously filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2016 filed March 1, 2017 and incorporated herein by reference)

Exhibit
No.		Description
10.22	—	Form of Amended and Restated Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed December 11, 2018 and incorporated herein by reference)
10.23	—
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

10.24	—
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

10.25	—
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

10.26	—
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

10.27	—
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

10.29	—
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

10.30	—
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

10.31	—
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

10.32	—
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

10.33	—
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

Exhibit
No.		Description
10.34	—
Tenth Amendment to Fourth Amended and Restated Credit Agreement, dated as of February 4, 2022, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, the lenders party thereto and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.37 to the Company’s Form 10-K filed February 25, 2022 and incorporated herein by reference)

10.35	—
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

10.36	—
Twelfth Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 10, 2024, among Quanta Services, Inc., as a borrower and the guarantor, certain subsidiaries of Quanta Services, Inc., as borrowers, the lenders party thereto and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.1 to Quanta’s Form 10-Q for the quarter ended June 30, 2024 filed August 1, 2024 and incorporated herein by reference)

10.37	—
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

10.38	—
Form of Commercial Paper Dealer Agreement between Quanta Services, Inc. and the Dealer party thereto (previously filed as Exhibit 10.1 to Quanta's Form 8-K filed August 24, 2022 and incorporated herein by reference)

10.39	—
Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed March 16, 2005 and incorporated herein by reference)

10.40	—
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

10.41	—
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

10.42	—
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

10.43	—
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

10.44	—
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

10.45	—
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

Exhibit
No.		Description
10.46	—
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

10.47	—
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

19.1ˆ	—	Quanta Services Inc. Insider Trading Policy
21.1ˆ	—	Subsidiaries
23.1ˆ	—	Consent of PricewaterhouseCoopers LLP
31.1ˆ	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2ˆ	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	—
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	—
Quanta Services, Inc. Policy For Recovery of Erroneously Awarded Compensation (previously filed as Exhibit 97 to the Company’s Form 10-K for the year ended December 31, 2023 filed February 22, 2024 and incorporated herein by reference)

101.INSˆ	—
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and with detailed tags

104*	—	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101)
______________________

*	Management contracts or compensatory plans or arrangements
ˆ	Filed with this Annual Report on Form 10-K
†	Furnished with this Annual Report on Form 10-K

ITEM 16.     Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quanta Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 20, 2025.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on February 20, 2025.

Signature	Title

/s/ EARL C. AUSTIN, JR.	President, Chief Executive Officer and Director
Earl C. Austin, Jr.	(Principal Executive Officer)

/s/ JAYSHREE S. DESAI	Chief Financial Officer
Jayshree S. Desai	(Principal Financial Officer)

/s/ PAUL M. NOBEL	Senior Vice President and Chief Accounting Officer
Paul M. Nobel	(Principal Accounting Officer)

/s/ WARNER L. BAXTER	Director
Warner L. Baxter

/s/ DOYLE N. BENEBY	Chairman of the Board of Directors
Doyle N. Beneby

/s/ VINCENT D. FOSTER	Director
Vincent D. Foster

/s/ BERNARD FRIED	Director
Bernard Fried

/s/ WORTHING F. JACKMAN	Director
Worthing F. Jackman

/s/ HOLLI C. LADHANI	Director
Holli C. Ladhani

/s/ JOSEPHINE ANN DEPASS OLSOVSKY	Director
Josephine Ann dePass Olsovsky

/s/ R. SCOTT ROWE	Director
R. Scott Rowe

/s/ RAÚL J. VALENTÍN	Director
Raúl J. Valentín

/s/ MARTHA B. WYRSCH	Director
Martha B. Wyrsch