Form 10-Q
period 2025-03-31
QUANTA SERVICES, INC.
filed 2025-05-01
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of April 28, 2025, the number of outstanding shares of Common Stock of the registrant was 148,198,715.

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
•The expected impact of global and domestic economic or political conditions on our business, financial condition, results of operations, cash flows, liquidity and demand for our services, including inflation, interest rates, tariffs, recessionary economic conditions and commodity prices and production volumes;
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
•The adverse impact of any impairments of goodwill, other intangible assets, receivables, long-lived assets or investments;
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
•New or changed tax laws, treaties or regulations or the inability to realize deferred tax assets; and
•The other risks and uncertainties described elsewhere herein, and in Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report), and as may be detailed from time to time in our other public filings with the U.S. Securities and Exchange Commission (SEC).
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$520,561	$741,960
Accounts receivable, net	5,289,723	5,170,935
Contract assets	1,259,040	1,208,619
Inventories	263,086	260,181
Prepaid expenses and other current assets	497,343	469,338
Total current assets	7,829,753	7,851,033
Property and equipment, net	2,800,051	2,700,277
Operating lease right-of-use assets	296,797	299,895
Other assets, net	689,196	655,709
Other intangible assets, net	1,958,538	1,860,537
Goodwill	5,560,211	5,316,443
Total assets	$19,134,546	$18,683,894
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$73,716	$62,680
Current portion of operating lease liabilities	92,827	94,162
Accounts payable and accrued expenses	3,667,510	3,722,343
Contract liabilities	2,151,553	2,149,328
Total current liabilities	5,985,606	6,028,513
Long-term debt, net of current maturities	4,360,007	4,099,756
Operating lease liabilities, net of current portion	221,203	222,359
Deferred income taxes	375,223	353,268
Insurance and other non-current liabilities	720,135	650,281
Total liabilities	11,662,174	11,354,177
Commitments and Contingencies
Equity:
Common stock, $0.00001 par value, 600,000,000 shares authorized, 178,051,919 and 176,718,480 shares issued, and 148,263,499 and 147,678,512 shares outstanding	2	2
Additional paid-in capital	3,644,226	3,444,108
Retained earnings	5,836,455	5,707,286
Accumulated other comprehensive loss	(372,486)	(372,708)
Treasury stock, 29,788,420 and 29,039,968 common shares	(1,651,537)	(1,460,957)
Total stockholders’ equity	7,456,660	7,317,731
Non-controlling interests	15,712	11,986
Total equity	7,472,372	7,329,717
Total liabilities and equity	$19,134,546	$18,683,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues	$6,233,334	$5,031,819
Cost of services	5,399,297	4,408,325
Gross profit	834,037	623,494
Equity in earnings of integral unconsolidated affiliates	12,929	12,334
Selling, general and administrative expenses	(493,966)	(402,340)
Amortization of intangible assets	(109,562)	(77,511)
Change in fair value of contingent consideration liabilities	(4,357)	(623)
Operating income	239,081	155,354
Interest and other financing expenses	(54,312)	(41,072)
Interest income	3,841	8,023
Other income, net	239	24,882
Income before income taxes	188,849	147,187
Provision for income taxes	39,880	21,096
Net income	148,969	126,091
Less: Net income attributable to non-controlling interests	4,711	7,731
Net income attributable to common stock	$144,258	$118,360

Earnings per share attributable to common stock:
Basic	$0.97	$0.81
Diluted	$0.96	$0.79

Shares used in computing earnings per share:
Weighted average basic shares outstanding	148,274	145,936
Weighted average diluted shares outstanding	150,964	149,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income	$148,969	$126,091
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment loss	(405)	(30,740)
Other comprehensive income	627	—
Other comprehensive income (loss), net of taxes	222	(30,740)
Comprehensive income	149,191	95,351
Less: Comprehensive income attributable to non-controlling interests	4,711	7,731
Comprehensive income attributable to common stock	$144,480	$87,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$148,969	$126,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	98,114	88,895
Amortization of intangible assets	109,562	77,511
Equity in earnings of unconsolidated affiliates, net of distributions	(1,495)	4,264
Deferred income tax expense (benefit)	6,887	(4,765)
Non-cash stock-based compensation	38,151	35,331
Other non-cash adjustments, net	5,893	(7,970)
Changes in assets and liabilities, net of non-cash transactions:
Accounts, notes and retainage receivable	(36,265)	321,914
Contract assets	(48,383)	119,324
Inventories	(2,768)	(34,989)
Prepaid expenses and other current assets	(13,774)	(46,977)
Accounts payable and accrued expenses, insurance and other non-current liabilities	(54,486)	(349,872)
Contract liabilities	6,068	(89,702)
Other assets and liabilities, net	(13,275)	(1,100)
Net cash provided by operating activities	243,198	237,955
Cash Flows from Investing Activities:
Capital expenditures	(132,762)	(83,139)
Proceeds from sale of and insurance settlements related to property and equipment	7,316	26,418
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(394,263)	(384,071)
Proceeds from the sale or settlement of certain investments	—	26,571
Other, net	(912)	27,613
Net cash used in investing activities	(520,621)	(386,608)
Cash Flows from Financing Activities:
Borrowings under credit facility and commercial paper program	5,488,217	2,763,700
Payments under credit facility and commercial paper program	(5,216,815)	(3,268,156)
Payments related to tax withholding for stock-based compensation	(71,584)	(75,710)
Payments of dividends	(15,464)	(13,745)
Repurchase of common stock	(118,568)	—
Other, net	(13,432)	(9,133)
Net cash provided by (used in) financing activities	52,354	(603,044)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	2,291	(9,963)
Net decrease in cash, cash equivalents and restricted cash	(222,778)	(761,660)
Cash, cash equivalents and restricted cash, beginning of period	746,010	1,295,041
Cash, cash equivalents and restricted cash, end of period	$523,232	$533,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares Outstanding	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance at December 31, 2024	147,678,512	$2	$3,444,108	$5,707,286	$(372,708)	$(1,460,957)	$7,317,731	$11,986	$7,329,717
Other comprehensive income	—	—	—	—	222	—	222	—	222
Acquisitions	515,822	—	161,554	—	—	—	161,554	—	161,554
Stock-based compensation activity	540,552	—	38,564	—	—	(72,012)	(33,448)	—	(33,448)
Common stock repurchases	(471,387)	—	—	—	—	(118,568)	(118,568)	—	(118,568)
Dividends declared ($0.10 per share)	—	—	—	(15,089)	—	—	(15,089)	—	(15,089)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(985)	(985)
Net income	—	—	—	144,258	—	—	144,258	4,711	148,969
Balance at March 31, 2025	148,263,499	$2	$3,644,226	$5,836,455	$(372,486)	$(1,651,537)	$7,456,660	$15,712	$7,472,372

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares Outstanding	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance at December 31, 2023	145,508,549	$2	$3,002,652	$4,858,066	$(282,945)	$(1,305,534)	$6,272,241	$11,114	$6,283,355
Other comprehensive loss	—	—	—	—	(30,740)	—	(30,740)	—	(30,740)
Acquisitions	250,539	—	51,768	—	—	—	51,768	—	51,768
Stock-based compensation activity	625,122	—	35,822	—	—	(77,351)	(41,529)	—	(41,529)
Dividends declared ($0.09 per share)	—	—	—	(13,477)	—	—	(13,477)	—	(13,477)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8,199)	(8,199)
Net income	—	—	—	118,360	—	—	118,360	7,731	126,091
Balance at March 31, 2024	146,384,210	$2	$3,090,242	$4,962,949	$(313,685)	$(1,382,885)	$6,356,623	$10,646	$6,367,269

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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP), have been condensed or omitted pursuant to those rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta’s Annual Report on Form 10-K for the year ended December 31, 2024. Quanta believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income and cash flows with respect to the interim condensed consolidated financial statements have been included.
The results of Quanta have historically been subject to seasonal fluctuations. The results of operations, comprehensive income and operating cash flows for the interim periods are not necessarily indicative of the results for the entire fiscal year.

2. NEW ACCOUNTING PRONOUNCEMENTS:
New Accounting Pronouncements and Disclosure Rules Not Yet Adopted
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

3. REVENUE RECOGNITION AND RELATED BALANCE SHEET ACCOUNTS:
Contracts
Quanta’s services are generally provided pursuant to master service agreements (MSAs), repair and maintenance contracts and fixed price and non-fixed price construction contracts. Contracts are combined if they are entered into at or near the same time as one another and negotiated as a group, in contemplation of one another, for a related commercial purpose. When applicable, the transaction price is allocated to performance obligations on the basis of relative standalone selling prices that is generally determined using an expected profit margin on anticipated costs related to the performance obligation. Quanta’s contracts are classified into three categories: unit-price contracts, cost-plus contracts and fixed price contracts.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables present Quanta’s revenue disaggregated by contract type and by geographic location, as determined by the job location (in thousands):

	Three Months Ended March 31,
	2025		2024
By contract type:
Fixed price contracts	$3,755,326	60.2%	$2,672,315	53.1%
Unit-price contracts	1,455,486	23.4	1,427,507	28.4
Cost-plus contracts	1,022,522	16.4	931,997	18.5
Total revenues	$6,233,334	100.0%	$5,031,819	100.0%

	Three Months Ended March 31,
	2025		2024
By primary geographic location:
United States	$5,788,053	92.9%	$4,569,716	90.8%
Canada	210,246	3.4	229,427	4.6
Australia	171,087	2.7	146,029	2.9
Others	63,948	1.0	86,647	1.7
Total revenues	$6,233,334	100.0%	$5,031,819	100.0%

Under fixed-price contracts, as well as unit-price contracts with more than an insignificant amount of partially completed units, revenue is recognized as performance obligations are satisfied over time, with the percentage of completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 63.4% and 57.5% of Quanta’s revenues recognized during the three months ended March 31, 2025 and 2024 were associated with this revenue recognition method.
Performance Obligations
As of March 31, 2025 and December 31, 2024, the aggregate transaction price allocated to unsatisfied or partially satisfied performance obligations was approximately $17.65 billion and $16.76 billion, with 67.4% and 67.1% expected to be recognized in the subsequent twelve months. These amounts represent management’s estimates of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work had not yet begun as of such dates and, to a lesser extent, from certain unit-price contracts with more than an insignificant amount of partially completed units. For purposes of calculating remaining performance obligations, Quanta includes all estimated revenues attributable to consolidated joint ventures and variable interest entities, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized, and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under MSAs and expected revenues under certain non-fixed price contracts.
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
As of March 31, 2025 and December 31, 2024, Quanta had recognized revenues of $722.6 million and $733.6 million related to unapproved change orders and claims included as contract price adjustments primarily in “Contract assets” in the accompanying condensed consolidated balance sheets. These change orders and claims were in the process of being negotiated in the normal course of business and represent management’s estimates of additional contract revenues that have been earned and are probable of collection. The largest component of the revenues recognized related to unapproved change orders and claims as of March 31, 2025 and December 31, 2024 is associated with a large renewable transmission project in Canada. During 2021 and 2022, decreased productivity and additional costs arose from delays, administrative requirements and labor issues due to the COVID-19 pandemic, including incremental governmental requirements and worksite restrictions. During 2023, additional costs arose from residual impacts associated with the aforementioned items, as well as work resequencing and acceleration, access delays, and logistical challenges and other issues outside of Quanta’s control. As of March 31, 2024, the project was substantially completed.
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
Revenues were positively impacted by 0.2% and 0.1% during the three months ended March 31, 2025 and 2024 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2024 and 2023. The net impacts resulted from net changes in estimates across a large number of projects, primarily as a result of favorable or unfavorable performance and changes on estimates related to mitigation of risks and contingencies as the projects progressed to completion. These changes were made in the ordinary course of business and there were no changes that resulted in material amounts that should have been recognized in a prior period.
Contract Assets and Liabilities
Contract assets and liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Contract assets	$1,259,040	$1,208,619
Contract liabilities	$2,151,553	$2,149,328
Contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; and recognized unapproved change orders and contract claims.
During the three months ended March 31, 2025 and 2024, Quanta recognized revenue of approximately $1.30 billion and $952.6 million related to contract liabilities outstanding as of the end of each respective prior year.
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
Activity in Quanta’s allowance for credit losses consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Balance at beginning of period	$15,185	$13,962
Increase in provision for credit losses	948	271
Write-offs charged against the allowance net of recoveries of amounts previously written off	(582)	(278)
Balance at end of period	$15,551	$13,955
The above activity relates to the largest risk pool Quanta utilizes for assessing credit loss. The second risk pool represents approximately 10% of Quanta’s consolidated financial instruments as of March 31, 2025 and did not have any allowance for credit loss or experience any credit loss during the periods presented. Quanta’s customers generally have high credit ratings. In addition, the customers in the second risk pool typically pre-approve invoices and often receive project financing.
Provision for credit losses is included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations.
Quanta is subject to concentrations of credit risk related primarily to its receivable position for services Quanta has performed for customers. Quanta grants credit under normal payment terms, generally without collateral. No customer represented 10% or more of Quanta’s consolidated revenues for the three months ended March 31, 2025 or 2024, and no customer represented 10% or more of Quanta’s consolidated receivable position as of March 31, 2025 or December 31, 2024.
Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on Quanta’s experience in recent years, the majority of these retainage balances are expected to be collected within one year. Retainage balances with expected settlement dates within one year of March 31, 2025 and December 31, 2024 were $729.2 million and $666.5 million, which are included in “Accounts receivable.” Retainage balances with expected settlement dates beyond one year were $154.8 million and $143.6 million as of March 31, 2025 and December 31, 2024 and are included in “Other assets, net.”
Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date or when amounts arise from routine lags in billing. These balances do not include revenues recognized for work performed under fixed-price contracts and unit-price contracts with more than an insignificant amount of partially completed units, as these amounts are recorded as “Contract assets.” As of March 31, 2025 and December 31, 2024, unbilled receivables included in “Accounts receivable” were $946.2 million and $859.9 million. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $82.9 million and $97.9 million as of March 31, 2025 and December 31, 2024.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

4. SEGMENT INFORMATION:
Quanta’s operations are managed by senior executives who report to its Chief Executive Officer, the chief operating decision maker. The Chief Executive Officer uses operating income for each of Quanta’s reportable segments and considers forecast to actual variances to assess performance and when making decisions about allocating capital, craft skill labor and other resources.
During the three months ending March 31, 2025, Quanta’s Chief Executive Officer reevaluated how performance of the business is assessed and how resources are allocated, which resulted in a change in the reporting of management’s internal financial information. As a result, beginning with the three months ended March 31, 2025, Quanta began reporting the results of its two operating segments, which are also its two reportable segments: (1) Electric Infrastructure Solutions (Electric) and (2) Underground Utility and Infrastructure Solutions (Underground and Infrastructure). The Electric segment consists of the historical Electric Power Infrastructure Solutions and the Renewable Energy Infrastructure Solutions segments. In conjunction with this change, certain prior period amounts have been recast to conform to this new segment reporting structure.
Electric. Quanta’s Electric segment provides comprehensive services for the electric power, renewable energy, technology and communications markets. Services include, but are not limited to, the design, procurement, new construction, upgrade and repair and maintenance services for electric power transmission and distribution infrastructure, both overhead and underground, and substation facilities, along with other engineering and technical services, including services that support the implementation of upgrades by utilities to modernize and harden the electric power grid in order to ensure its safety and enhance reliability, to interconnect and transmit electricity from renewable energy generation and battery storage facilities and to accommodate increased residential and commercial use of electric vehicles. In addition, this segment provides engineering, procurement, new construction, repowering and repair and maintenance services for renewable generation facilities, such as utility-scale wind, solar and hydropower generation facilities and battery storage facilities, as well as emergency restoration services, including the repair of infrastructure damaged by fire and inclement weather and the installation of “smart grid” technologies on electric power networks. This segment also provides comprehensive design and construction solutions to wireline and wireless communications companies; electrical systems for technology, commercial and industrial facilities and other load centers, commercial and industrial facilities; and cable multi-system operators and other customers within the communications industry, as well as other related services. Additionally, this segment manufactures power transformers and components for the electric utility, renewable energy, municipal power and industrial markets.
Underground and Infrastructure. Quanta’s Underground and Infrastructure segment provides comprehensive infrastructure solutions to customers involved in the transportation, distribution, storage, development and processing of natural gas, oil and other products. Services include, but are not limited to design, engineering, procurement, new construction, upgrade and repair and maintenance services for natural gas systems for gas utility customers; pipeline construction, protection, integrity testing, rehabilitation and replacement services; and civil solutions. Additionally, Quanta serves the midstream and downstream industrial energy markets through catalyst replacement services, high-pressure and critical-path turnaround services, instrumentation and electrical services, piping, fabrication and storage tank services.
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

Three Months Ended March 31, 2025	Electric	Underground and Infrastructure (1)	Total
Revenues	$4,944,391	$1,288,943	$6,233,334

Segment operating expense (excluding segment depreciation expense)	4,482,845	1,186,007	5,668,852
Segment depreciation expense	66,311	26,069	92,380
Segment operating expenses	4,549,156	1,212,076	5,761,232
Equity in earnings on integral unconsolidated affiliates	12,929	—	12,929
Segment operating income	$408,164	$76,867	$485,031
Segment operating margin	8.3%	6.0%
Corporate and non-allocated costs (2)			(245,950)
Total consolidated operating income			$239,081

Three Months Ended March 31, 2024	Electric	Underground and Infrastructure (3)	Total
Revenues	$3,911,124	$1,120,695	$5,031,819

Segment operating expense (excluding segment depreciation expense)	3,562,345	1,048,821	4,611,166
Segment depreciation expense	58,242	24,986	83,228
Segment operating expenses	3,620,587	1,073,807	4,694,394
Equity in earnings on integral unconsolidated affiliates	12,334	—	12,334
Segment operating income	$302,871	$46,888	$349,759
Segment operating margin	7.7%	4.2%
Corporate and non-allocated costs (2)			(194,405)
Total consolidated operating income			$155,354
(1)    Included in operating expenses (excluding segment depreciation expense) for the Underground and Infrastructure segment during the three months ended March 31, 2025 was $4.2 million that, pursuant to an acquisition purchase agreement, was withheld from the sellers’ proceeds, to be paid to certain employees upon satisfaction of post-closing service obligations.
(2)    Corporate and non-allocated costs included amortization expense of $109.6 million and $77.5 million and non-cash stock-based compensation of $38.2 million and $35.3 million for the three months ended March 31, 2025 and 2024.
(3)    Included in operating expenses (excluding segment depreciation expense) for the Underground and Infrastructure segment during the three months ended March 31, 2024 was a loss of $10.7 million related to the disposition of a non-core business.

5. ACQUISITIONS:
During the three months ended March 31, 2025, Quanta acquired a business located in the United States that specializes in civil solutions, including site clearing, earthwork, soil stabilization and infrastructure development (which will be primarily included in the Underground and Infrastructure segment) and a business located in Australia that specializes in electrical engineering and the design and manufacturing of industrial technology solutions (which will be included in both the Electric and Underground and Infrastructure segments). The consideration for these transactions consisted of approximately $389.4 million paid or payable in cash on the dates of the acquisitions and 515,822 shares of Quanta common stock, which had a fair value of $161.6 million as of the respective acquisition dates. The final amount of consideration for these acquisitions remains subject to certain post-closing adjustments, including with respect to net working capital, tax estimates and other contractually agreed-upon adjustments to consideration. Additionally, pursuant to the terms of the agreements, the former owners of these businesses are eligible to receive potential payments of contingent consideration of up to approximately $109.4 million to the extent the acquired businesses achieve certain financial and operating performance targets over a three-year period. As of the

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

dates of the respective acquisitions, the fair value of the contingent consideration liabilities related to certain of these acquisitions was $38.3 million.
On July 17, 2024, Quanta completed the acquisition of Cupertino Electric, Inc. (CEI), which provides electrical infrastructure solutions, including engineering, procurement, project management, construction and modularization services, to the technology, renewable energy and infrastructure and commercial industries. CEI is located in the United States, and its results have been included in the Electric segment since the acquisition date. The aggregate consideration for the acquisition was approximately $2.04 billion, which included approximately $1.65 billion paid in cash, including payment for cash held by CEI as of the acquisition date, and 882,926 shares of Quanta common stock, which had a fair value of $216.3 million as of the acquisition date. The cash consideration paid by Quanta, net of cash received from CEI, was $1.24 billion. Additionally, the former equity holders and award holders of CEI are eligible for a potential contingent consideration payment of up to $200.0 million based on achievement of certain financial performance targets during the three-year post-acquisition period beginning in January 2025. To the extent payable, Quanta, at its sole discretion, can pay up to 10% of any such contingent consideration amount in Quanta common stock. As of the acquisition date, the fair value of the contingent consideration liability was $164.0 million.
During the year ended December 31, 2024, Quanta also acquired seven additional businesses located in the United States, including: a business that provides specialty environmental solutions to utility, industrial and petrochemical companies (primarily included in the Underground and Infrastructure segment); a business that specializes in testing, manufacturing and distributing safety equipment and supplies (primarily included in the Electric segment); a business that specializes in electrical infrastructure services for substations, data centers and governmental entities (primarily included in the Electric segment); a business that manufactures transmission and distribution equipment for the electric utility industry (primarily included in the Electric segment); a business that provides services and equipment related to aerial telecommunications infrastructure and networks (primarily included in the Electric segment); a business that provides services related to fiber optic networks (primarily included in the Electric segment); and a business that specializes in designing, manufacturing, and distributing liquid-filled power transformers primarily for electrical companies and utilities (primarily included in the Electric segment). The consideration for these businesses consisted of approximately $540.9 million paid or payable in cash and 334,472 shares of Quanta common stock, which had a fair value of $74.8 million as of the acquisition dates. The final amount of consideration for certain of these acquisitions remains subject to certain post-closing adjustments, including with respect to net working capital. As of the dates of the respective acquisitions, the fair value of the contingent consideration liabilities related to certain of these acquisitions was $24.3 million.
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
Purchase Price Allocation
Quanta is finalizing its purchase price allocations related to certain businesses acquired subsequent to March 31, 2024, and further adjustments to the purchase price allocations may occur, with possible updates primarily related to intangible asset values, property and equipment values, certain contingent liabilities, tax estimates, and the finalization of closing working capital adjustments and other contractually agreed-upon adjustments to consideration. The aggregate consideration paid or payable for businesses acquired between March 31, 2024 and March 31, 2025 was allocated to acquired assets and assumed liabilities, which resulted in an allocation of $576.1 million to net tangible assets, $935.6 million to identifiable intangible assets and $1.29 billion to goodwill.
The following table summarizes the estimated fair value of total consideration transferred or estimated to be transferred and the fair value of assets acquired and liabilities assumed as of their respective acquisition dates as of March 31, 2025 for

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

acquisitions completed in the three months ended March 31, 2025 (in thousands):

March 31, 2025
Consideration:
Cash paid or payable	$389,373
Value of Quanta common stock issued	161,554
Contingent consideration	38,342
Fair value of total consideration transferred or estimated to be transferred	$589,269

Cash and cash equivalents	$13,165
Accounts receivable	96,844
Contract assets	2,120
Prepaid expenses and other current assets	6,746
Property and equipment	70,069
Other assets	1,584
Other intangible assets	207,389
Accounts payable and accrued expenses	(43,867)
Contract liabilities	(6,451)
Other non-current liabilities	(997)
Deferred income taxes	(1,162)
Total identifiable net assets	345,440
Goodwill	243,829
Fair value of net assets acquired	$589,269
Goodwill represents the amount by which the purchase price for an acquired business exceeds the net fair value of the assets acquired and liabilities assumed. The acquisitions completed during the three months ended March 31, 2025 contributed to the recognition of goodwill by strategically expanding Quanta’s U.S. underground utility and infrastructure solutions business and its Australian underground utility and infrastructure and electric infrastructure solutions businesses. As of March 31, 2025, approximately $226.4 million of goodwill is expected to be deductible for income tax purposes related to acquisitions completed in the three months ended March 31, 2025.
Quanta’s intangible assets subject to amortization include customer relationships, backlog, trade names, non-compete agreements, and patented rights and other. The following table summarizes the estimated fair values of identifiable intangible assets for the acquisitions completed in the three months ended March 31, 2025 as of the acquisition dates and the related weighted average amortization periods by type (in thousands, except for weighted average amortization periods, which are in years).

	Three Months Ended March 31, 2025
	Estimated Fair Value	Weighted Average Amortization Period in Years
Customer relationships	$180,999	6.0
Backlog	6,885	1.5
Trade names	19,226	15.0
Non-compete agreements	279	5.0
Total intangible assets subject to amortization	$207,389	6.7
The level of inputs used for these identifiable intangible asset fair value measurements is Level 3.
The significant assumptions used by management in determining the fair values of customer relationships intangible assets include future revenues, margins, discount rates and customer attrition rates. The following table includes the discount

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

rates and customer attrition rates used to determine the fair value of customer relationships intangible assets for businesses acquired during the three months ended March 31, 2025 as of the respective acquisition dates:

	Three Months Ended
	March 31, 2025
	Range	Weighted Average
Discount rates	18% to 20%	20%
Customer attrition rates	15% to 30%	15%
Contingent Consideration
As described above, certain business acquisitions have contingent consideration liabilities associated with the transactions. The aggregate fair value of outstanding contingent consideration liabilities for acquisitions completed prior to March 31, 2025 and their classification in the accompanying condensed consolidated balance sheets is as follows (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable and accrued expenses	$151,255	$152,030
Insurance and other non-current liabilities	236,336	192,954
Total contingent consideration liabilities	$387,591	$344,984
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
All of Quanta’s outstanding contingent consideration liabilities are subject to a maximum payment amount, and the aggregate maximum payment amount of these liabilities for acquisitions completed prior to March 31, 2025 totaled $689.6 million as of March 31, 2025. During the three months ended March 31, 2025 and 2024, Quanta made no cash payments to settle contingent consideration liabilities.
Pro Forma Results of Operations
The following unaudited supplemental pro forma results of operations for Quanta, which incorporate the acquisitions completed in the three months ended March 31, 2025 and the year ended December 31, 2024, have been provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future (in thousands).

	Three Months Ended
	March 31,
	2025	2024
Revenues	$6,234,238	$5,676,986
Net income attributable to common stock	$144,245	$107,871
The pro forma combined results of operations for the three months ended March 31, 2025 and 2024 were prepared by adjusting the historical results of Quanta to include the historical results of the businesses acquired in 2025 as if such acquisitions had occurred January 1, 2024. The pro forma combined results of operations for the three months ended March 31, 2024 were prepared by further adjusting the historical results of Quanta to include the historical results of the business acquired in 2024 as if such acquisition had occurred January 1, 2023. These pro forma combined historical results were adjusted for the following: a reduction of interest and other financing expenses as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest and other financing expenses as a result of the debt incurred by Quanta for the purpose of financing the acquisition of CEI and cash consideration paid for all acquired businesses; an increase in amortization

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

expense due to the intangible assets recorded; elimination of inter-company sales; and changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs incurred by Quanta or acquired businesses or any cost savings or other synergies that resulted or may result from the acquisitions.
Impact on Consolidated Results of Operations Related to Acquisitions
Included in Quanta’s condensed consolidated results of operations for the three months ended March 31, 2025 were revenues of $96.9 million and income before income taxes of $3.5 million, which included $7.9 million of amortization expense related to the acquisitions completed in the three months ended March 31, 2025. Included in Quanta’s condensed consolidated results of operations for the three months ended March 31, 2024 were revenues of $67.7 million and a loss before income taxes of $3.2 million, which included $4.8 million of amortization expense related to the acquisitions completed in 2024.

6. INVESTMENTS IN AFFILIATES AND OTHER ENTITIES:
Equity Investments
The following table presents Quanta’s equity investments by type (in thousands):

	March 31, 2025	December 31, 2024
Equity method investments - integral unconsolidated affiliates	$102,991	$101,460
Equity method investments - non-integral unconsolidated affiliates	78,101	77,617
Non-marketable equity securities	66,122	62,539
Total equity investments	$247,214	$241,616
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
As of March 31, 2025 and December 31, 2024, Quanta had receivables of $138.0 million and $133.3 million from its integral unconsolidated affiliates and payables of $26.1 million and $15.4 million to its integral unconsolidated affiliates. Quanta recognized revenues of $51.1 million and $59.0 million during the three months ended March 31, 2025 and 2024 from services provided to its integral unconsolidated affiliates, primarily related to services provided to LUMA Energy, LLC at cost. In addition, during the three months ended March 31, 2025 and 2024, Quanta recognized costs of services of $94.9 million and $88.9 million for services provided to Quanta by other integral unconsolidated affiliates.
Total equity in earnings from integral unconsolidated affiliates was $12.9 million and $12.3 million for the three months ended March 31, 2025 and 2024. Total equity in earnings from non-integral unconsolidated affiliates was $0.1 million and $3.6 million for the three months ended March 31, 2025 and 2024. As of March 31, 2025, Quanta had $56.1 million of undistributed earnings from unconsolidated affiliates.
The difference between Quanta’s carrying value and the underlying equity in the net assets of its equity investments is assigned to the assets and liabilities of the investment, giving rise to a basis difference, which was $43.8 million and $44.5 million as of March 31, 2025 and December 31, 2024. The amortization of the basis difference is primarily included in “Equity in earnings of integral unconsolidated affiliates” in the accompanying condensed consolidated statements of operations was $0.7 million and $1.5 million for the three months ended March 31, 2025 and 2024.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Amounts attributable to common stock:
Net income attributable to common stock	$144,258	$118,360
Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	148,274	145,936
Effect of dilutive unvested non-participating stock-based awards	2,690	3,414
Weighted average shares outstanding for diluted earnings per share attributable to common stock	150,964	149,350

8. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
4.75% Senior Notes due August 2027	$600,000	$600,000
2.90% Senior Notes due October 2030	1,000,000	1,000,000
2.35% Senior Notes due January 2032	500,000	500,000
5.25% Senior Notes due August 2034	650,000	650,000
3.05% Senior Notes due October 2041	500,000	500,000
Borrowings under senior credit facility (including Term Loan)	703,125	735,445
Borrowings under commercial paper program	304,000	—
Lease financing transactions	156,747	155,549
Other long-term debt	3,697	4,939
Finance leases	46,428	47,993
Unamortized discount and financing costs	(30,274)	(31,490)
Total long-term debt obligations	4,433,723	4,162,436
Less — Current maturities of long-term debt	73,716	62,680
Total long-term debt obligations, net of current maturities	$4,360,007	$4,099,756
Senior Notes
The interest amounts due on Quanta’s senior notes on each payment date are set forth below (dollars in thousands):

Title of the Notes	Interest Amount	Payment Dates	Commencement Date
4.75% Senior Notes due August 2027	$14,250	February 9 and August 9	February 9, 2025
2.90% Senior Notes due October 2030	$14,500	April 1 and October 1	April 1, 2021
2.35% Senior Notes due January 2032	$5,875	January 15 and July 15	July 15, 2022
5.25% Senior Notes due August 2034	$17,063	February 9 and August 9	February 9, 2025
3.05% Senior Notes due October 2041	$7,625	April 1 and October 1	April 1, 2022
The fair value of Quanta’s senior notes was $2.92 billion as of March 31, 2025, compared to a carrying value of $3.22 billion net of unamortized bond discount, underwriting discounts and deferred financing costs of $29.5 million. The fair value of the senior notes is based on the quoted market prices for the same issue, and the senior notes are categorized as Level 1 liabilities.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Senior Credit Facility
As of March 31, 2025, the credit agreement for Quanta’s senior credit facility provided for a $750.0 million term loan facility with a maturity date of October 8, 2026 and aggregate revolving commitments of $2.80 billion, with a maturity date of July 31, 2029. Borrowings under the senior credit facility and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2025	2024
Maximum amount outstanding	$741,565	$867,204
Average daily amount outstanding	$720,535	$841,295
Weighted-average interest rate	5.73%	6.80%
As of March 31, 2025, Quanta was in compliance with all of the financial covenants under the credit agreement.
Term Loan. As of March 31, 2025, Quanta had $703.1 million outstanding under its term loan facility. The carrying amount of the term loan under Quanta’s senior credit facility approximates fair value due to its variable interest rate.
Revolving Loans. As of March 31, 2025, Quanta had no outstanding revolving loans under the senior credit facility.
Letters of Credit. As of March 31, 2025, Quanta had $106.5 million of letters of credit issued under the senior credit facility, of which $79.8 million were denominated in U.S. dollars and $26.7 million were denominated primarily in Canadian dollars. Additionally, available commitments for revolving loans under the senior credit facility must be maintained in order to provide credit support for notes issued under Quanta’s commercial paper program, and therefore such notes effectively reduce the available borrowing capacity under the senior credit facility.
As of March 31, 2025, $2.39 billion remained available under the senior credit facility for new revolving loans, letters of credit and support of the commercial paper program.
Commercial Paper Program
As of March 31, 2025, Quanta had $304.0 million of outstanding unsecured notes under its commercial paper program, with a weighted average interest rate of 4.80%. The carrying amounts of the notes issued under Quanta’s commercial paper program approximate fair value, and all notes currently have a short maturity.
Borrowings under the commercial paper program and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2025	2024
Maximum amount outstanding	$564,429	$705,900
Average daily amount outstanding	$174,142	$216,075
Weighted-average interest rate	4.72%	5.80%
Additional Letters of Credit
As of March 31, 2025, Quanta had $615.3 million of letters of credit issued outside of its senior credit facility, which were denominated in U.S. dollars.

9. INCOME TAXES:
Quanta’s effective tax rates for the three months ended March 31, 2025 and 2024 were 21.1% and 14.3%. The higher effective tax rate for the three months ended March 31, 2025 was primarily due to a lower tax benefit from equity incentive awards. This benefit impacted the effective tax rate for the three months ended March 31, 2025 by $13.6 million, compared to $21.6 million for the three months ended March 31, 2024.
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
As of March 31, 2025, the total amount of unrecognized tax benefits relating to uncertain tax positions was $77.7 million, a net increase of $3.6 million from December 31, 2024, which resulted from positions expected to be taken in 2025. Quanta’s consolidated federal income tax returns for tax years 2017, 2018, and 2021 through 2023 remain open to examination by the IRS, as the applicable statute of limitations periods have not yet expired. Additionally, various state and foreign tax returns filed by Quanta and certain subsidiaries for multiple periods remain under examination by various U.S. state and foreign tax authorities. Quanta does not consider any U.S. state in which it does business to be a major tax jurisdiction. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $13.4 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.

10. EQUITY:
Stock Repurchases
On May 23, 2023, Quanta’s Board of Directors approved a stock repurchase program that authorizes Quanta to purchase, from time to time through June 30, 2026, up to $500 million of its outstanding common stock. During the three months ended March 31, 2025, Quanta repurchased 471,387 shares of its common stock in the open market under its stock repurchase program for $118.6 million. As of March 31, 2025, $381.1 million remained available under this repurchase program.
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
Dividends
Quanta declared the following cash dividends and cash dividend equivalents during 2024 and the first three months of 2025 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
March 21, 2025	April 3, 2025	April 11, 2025	$0.10	$15,089
November 20, 2024	January 2, 2025	January 13, 2025	$0.10	$15,074
August 28, 2024	October 1, 2024	October 11, 2024	$0.09	$13,532
May 23, 2024	July 1, 2024	July 12, 2024	$0.09	$13,521
March 28, 2024	April 9, 2024	April 17, 2024	$0.09	$13,477

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11. STOCK-BASED COMPENSATION:
Restricted Stock Units (RSUs) to be Settled in Common Stock
A summary of the activity for RSUs to be settled in common stock for the three months ended March 31, 2025 and 2024 is as follows (RSUs in thousands):

	2025		2024
	RSUs	Weighted Average Grant Date Fair Value (Per Unit)	RSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	2,024	$173.32	2,548	$104.76
Granted	403	$260.80	561	$236.82
Vested	(502)	$163.20	(635)	$111.81
Forfeited	(29)	$142.64	(20)	$144.76
Unvested at March 31	1,896	$195.02	2,454	$132.93
The approximate fair value of RSUs that vested during the three months ended March 31, 2025 and 2024 was $126.5 million and $152.5 million.
During the three months ended March 31, 2025 and 2024, Quanta recognized $32.0 million and $25.7 million of non-cash stock compensation expense related to RSUs to be settled in common stock. As of March 31, 2025, there was $273.8 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.85 years.
Performance Stock Units (PSUs) to be Settled in Common Stock
A summary of the activity for PSUs to be settled in common stock for the three months ended March 31, 2025 and 2024 is as follows (PSUs in thousands):

	2025		2024
	PSUs	Weighted Average Grant Date Fair Value (Per Unit)	PSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	425	$177.69	491	$129.70
Granted	92	$259.17	109	$257.29
Vested	(165)	$123.88	(175)	$96.45
Unvested at March 31	352	$224.11	425	$176.03
The Monte Carlo simulation valuation methodology applied the following key inputs:

	2025	2024
Valuation date price based on February 27, 2025 and March 4, 2024 closing stock prices of Quanta common stock	$259.26	$243.34
Expected volatility (1)	34%	33%
Risk-free interest rate	4.05%	4.43%
Term in years	2.84	2.83
(1)    The expected volatility inputs for Quanta are based on historical volatility, which is based on Quanta’s dividend-adjusted closing prices over a period equivalent to the performance period.
During the three months ended March 31, 2025 and 2024, Quanta recognized $6.2 million and $9.6 million of non-cash stock compensation expense related to PSUs to be settled in common stock.
As of March 31, 2025, there was an estimated $52.7 million of total unrecognized compensation expense related to unearned and unvested PSUs. This amount is based on forecasted attainment of performance metrics and estimated forfeitures of unearned and unvested PSUs. The compensation expense related to outstanding PSUs can vary from period to period based on changes in forecasted achievement of established performance goals and the total number of shares of common stock that

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Quanta anticipates will be issued upon vesting of such PSUs. This cost is expected to be recognized over a weighted average period of 2.05 years.
During each of the three months ended March 31, 2025 and 2024, 0.3 million shares of common stock were issued in connection with earned and vested PSUs. The approximate fair values of PSUs earned and vested during the three months ended March 31, 2025 and 2024 were $83.9 million and $75.4 million.

12. EMPLOYEE BENEFIT PLANS:
Deferred Compensation Plans
Quanta maintains non-qualified deferred compensation plans under which eligible directors and key employees may defer their receipt of certain cash compensation and/or the settlement of certain stock-based awards. As of March 31, 2025 and December 31, 2024, the liability related to deferred cash compensation under these plans, including amounts contributed by Quanta, was $112.9 million and $110.2 million, the majority of which was included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheets. Additionally, as of March 31, 2025 and December 31, 2024, the settlement and issuance of 151,908 and 154,991 shares of common stock underlying certain stock-based awards had been deferred under these plans, and such issuances are scheduled to occur in future periods.
To provide for future obligations related to deferred cash compensation under these plans, Quanta has invested in corporate-owned life insurance (COLI) policies covering certain participants in the deferred compensation plans, the underlying investments of which are intended to be aligned with the investment alternatives elected by plan participants. The COLI assets are recorded at their cash surrender value, which is considered their fair market value, and as of March 31, 2025 and December 31, 2024, the fair market values were $104.8 million and $102.7 million and were included in “Other assets, net” in the accompanying condensed consolidated balance sheets. The level of inputs for these fair value measurements is Level 2.
Changes in the fair market value of Quanta’s COLI assets and deferred compensation liabilities largely offset and are recorded in the accompanying statements of operations as follows (in thousands):

		Three Months Ended
		March 31,
Classification	Change in fair market value of	2025	2024
Gain (loss) included in Selling, general and administrative expenses	Deferred compensation liabilities	$1,622	$(6,513)
Other (expense) income, net	COLI assets	$(2,160)	$6,049

13. COMMITMENTS AND CONTINGENCIES:
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Silverado Wildfire Matter
During 2022 and 2023, two of Quanta’s subsidiaries received tenders of defense and demands for preservation of evidence from Southern California Edison Company (SCE) related to lawsuits filed from April 2021 through March 2025 against SCE and T-Mobile USA, Inc. (T-Mobile) in the Superior Court of California, County of Orange. The lawsuits generally assert property damage and related claims on behalf of certain individuals and subrogation claims on behalf of insurers relating to damages caused by a wildfire that began in October 2020 in Orange County, California (the Silverado Fire) and that is purported to have damaged approximately 13,000 acres. The lawsuits allege the Silverado Fire originated from utility poles in the area, generally claiming that each defendant failed to adequately maintain, inspect, repair or replace its overhead facilities, equipment and utility poles and remove vegetation in the vicinity; that the utility poles were overloaded with equipment from shared usage; and that SCE failed to de-energize its facilities during red flag warnings for a Santa Ana wind event. The lawsuits allege the Silverado Fire started when SCE and T-Mobile equipment contacted each other and note the Orange County Fire Department is investigating whether a T-Mobile lashing wire contacted an SCE overhead primary conductor in high winds. T-Mobile has filed cross-complaints against SCE alleging, among other things, that the ignition site of the Silverado Fire encompassed two utility poles replaced by SCE or a third party engaged by SCE, and that certain equipment, including T-Mobile’s lashing wire, was not sufficiently re-secured after the utility pole replacements. One of Quanta’s subsidiaries performed planning and other services related to the two utility poles, and another Quanta subsidiary replaced the utility poles and reattached the electrical and telecommunication equipment to the new utility poles in March 2019, approximately 19 months before the Silverado Fire. Pursuant to the general terms of a master services agreement and a master consulting services agreement between the Quanta subsidiaries and SCE, the subsidiaries agreed to defend and indemnify SCE against certain claims arising with respect to performance or nonperformance under the agreements. The SCE tender letters seek contractual indemnification and defense from Quanta’s subsidiaries for the claims asserted against SCE in the lawsuits and the T-Mobile cross-complaints.
Quanta’s subsidiaries intend to vigorously defend against the lawsuits, the T-Mobile cross-complaints and any other claims asserted in connection with the Silverado Fire. Quanta will continue to review additional information in connection with this matter as litigation and resolution efforts progress, and any such information may potentially allow Quanta to determine an estimate of potential loss, if any. As of March 31, 2025, Quanta had not recorded an accrual with respect to this matter, and Quanta is currently unable to reasonably estimate a range of reasonably possible loss, if any, because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability. Quanta also believes that to the extent its subsidiaries are determined to be liable for any damages resulting from this matter, its insurance would be applied to any such liabilities over its deductible amount and its insurance coverage would be adequate to cover such potential liabilities. However, the ultimate amount of any potential liability and insurance coverage in connection with this matter remains subject to uncertainties associated with pending and potential future litigation.
Insurance
Quanta is insured for, among other things, employer’s liability, workers’ compensation, auto liability, aviation and general liability claims. Quanta manages and maintains a portion of its risk through retentions and/or high deductibles, as well as, both directly and indirectly, through its wholly-owned captive insurance company. The captive insurance company reimburses all claims up to the amount of the applicable deductible of any third-party insurance programs, as well as certain additional exposure related to the general and auto liability programs, which together, in certain circumstances, can be up to $50.0 million per occurrence, and as of May 1, 2025, can be up to $70.0 million per occurrence. As a supplement to its high-deductible primary insurance and captive programs, Quanta maintains insurance with excess insurance carriers for potential losses that exceed the amount of Quanta’s deductible and captive insurance obligations. Quanta renews its insurance policies on an annual basis, and therefore deductibles, captive insurance and/or reinsurance amounts, and levels of insurance coverage, may change in future periods. In addition, insurers may cancel Quanta’s coverage or determine to exclude certain items from coverage, or Quanta may elect not to obtain certain types or levels of insurance based on the potential benefits considered relative to the cost of such insurance or increase the amounts subject to self-insurance, deductibles or retention.
As of March 31, 2025 and December 31, 2024, the gross amount accrued for employer’s liability, workers’ compensation, auto liability, general liability, and group health claims totaled $436.1 million and $400.2 million, of which $285.6 million and $263.3 million are included in “Insurance and other non-current liabilities,” and the remainder is included in “Accounts payables and accrued expenses.” Related insurance recoveries/receivables as of March 31, 2025 and December 31, 2024 were $4.5 million and $4.9 million, of which $0.2 million and $0.8 million are included in “Prepaid expenses and other current assets” and $4.3 million and $4.1 million are included in “Other assets, net.” Losses under these insurance programs are accrued based upon Quanta’s estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

unknown factors, including the severity of an injury, the extent of damage, the determination of Quanta’s liability in proportion to other parties, the number of incidents not reported and the overall claims environment. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate.
Bonds
As of March 31, 2025, the total amount of the outstanding performance bonds was estimated to be approximately $9.9 billion. Quanta’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation.

14. DETAIL OF CERTAIN ACCOUNTS:
Cash and Cash Equivalents
As of March 31, 2025 and December 31, 2024, cash equivalents were $281.5 million and $347.5 million and consisted primarily of money market investments, money market mutual funds and short-term deposits.
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

	March 31, 2025	December 31, 2024
Cash and cash equivalents held by domestic joint ventures	$88,436	$71,646
Cash and cash equivalents held by foreign joint ventures	9,070	10,088
Total cash and cash equivalents held by joint ventures	97,506	81,734
Cash and cash equivalents held by captive insurance company	19,532	19,445
Cash and cash equivalents not held by joint ventures or captive insurance company	403,523	640,781
Total cash and cash equivalents	$520,561	$741,960
Other Intangible Assets
Quanta’s identifiable intangible assets were as follows (in thousands):

	March 31, 2025	December 31, 2024
Customer relationships	$2,586,666	$2,405,606
Backlog	449,359	442,459
Trade names	588,551	569,307
Non-compete agreements	61,865	61,589
Patented rights, developed technology, process certifications and other	35,317	35,317
Curriculum	15,819	15,618
Other intangible assets subject to amortization	3,737,577	3,529,896
Accumulated amortization	(1,782,039)	(1,672,359)
Other intangible assets subject to amortization, net	1,955,538	1,857,537
Engineering license	3,000	3,000
Other intangible assets, net	$1,958,538	$1,860,537

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Property and Equipment
Accumulated depreciation related to property and equipment was $2.03 billion and $1.96 billion as of March 31, 2025 and December 31, 2024. In addition, Quanta held property and equipment, net of $180.4 million and $177.9 million in foreign countries, primarily Canada, as of March 31, 2025 and December 31, 2024.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable, trade	$2,190,031	$2,096,125
Accrued compensation and related expenses	569,572	651,893
Other accrued expenses	907,907	974,325
Accounts payable and accrued expenses	$3,667,510	$3,722,343
As of March 31, 2025 and December 31, 2024, other accrued expenses primarily include the current portion of accrued insurance liabilities as further described in Note 13, income and franchise taxes payable, unearned revenues and contingent consideration as further described in Note 5.

15. SUPPLEMENTAL CASH FLOW INFORMATION:
Restricted cash includes any cash that is legally restricted as to withdrawal or usage. Reconciliations of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows are as follows (in thousands):

	March 31,
	2025	2024
Cash and cash equivalents	$520,561	$531,056
Restricted cash included in “Prepaid expenses and other current assets”	1,307	1,097
Restricted cash included in “Other assets, net”	1,364	1,228
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$523,232	$533,381

	December 31,
	2024	2023
Cash and cash equivalents	$741,960	$1,290,248
Restricted cash included in “Prepaid expenses and other current assets”	2,686	3,652
Restricted cash included in “Other assets, net”	1,364	1,141
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$746,010	$1,295,041
Additional supplemental cash flow information is as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cash (paid) received during the period for:
Interest paid	$(57,993)	$(29,006)
Income taxes paid (1)	$(123,520)	$(22,240)
Income tax refunds	$3,397	$790
(1) Income taxes paid during the three months ended March 31, 2025, include $7.1 million for the purchase of transferable tax credits from third parties.
Accrued capital expenditures were $25.9 million and $33.6 million as of March 31, 2025 and 2024. The impact of these items has been excluded from Quanta’s capital expenditures in the accompanying condensed consolidated statements of cash flows due to their non-cash nature.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion and analysis of the financial condition and results of operations of Quanta Services, Inc. (together with its subsidiaries, Quanta, we, us or our) should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our 2024 Annual Report, which was filed with the SEC on February 20, 2025 and is available on the SEC’s website at www.sec.gov and on our website at www.quantaservices.com. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in Cautionary Statement About Forward-Looking Statements and Information above, in Item 1A. Risk Factors of Part II of this Quarterly Report and in Item 1A. Risk Factors in Part I of our 2024 Annual Report.
During the three months ending March 31, 2025, our Chief Executive Officer reevaluated how performance of the business is assessed and how resources are allocated, which resulted in a change in the reporting of management’s internal financial information. As a result, beginning with the three months ended March 21, 2025, we began reporting the results of our two operating segments, which are also our two reportable segments: (1) Electric Infrastructure Solutions (Electric) and (2) Underground Utility and Infrastructure Solutions (Underground and Infrastructure). The Electric segment consists of the historical Electric Power Infrastructure Solutions and the Renewable Energy Infrastructure Solutions segments. In conjunction with this change, certain prior period amounts have been recast to conform to this new segment reporting structure.
Overview
Our first quarter 2025 results reflect increased demand for our services, as consolidated revenues and operating income increased as compared to the first quarter of 2024, due to increased revenues and operating income for both our Electric and Underground and Infrastructure segments.
With respect to our Electric segment, utilities are continuing to invest significant capital in their electric power delivery systems through multi-year grid modernization and reliability programs, as well as system upgrades and hardening programs in response to recurring severe weather events. We have also experienced high demand for new and expanded transmission, substation and distribution infrastructure needed to reliably transport power. In particular, we continue to experience strong demand from our utility customers, which we believe is driven by increasing demand for electricity associated with, among other things, data centers and other technology-related dynamics, domestic manufacturing reshoring initiatives and overall electrification trends. Our acquisition of Cupertino Electric Inc. (CEI) during 2024 also resulted in increased services for our critical path electrical design and installation solutions from the technology and data center industry, as well as our utility scale solar and battery storage solutions. The cost-effectiveness of solar, wind energy and battery storage, combined with a meaningful increase in current and forecasted electricity demand is continuing to drive demand for renewable generation and related infrastructure (e.g., high-voltage electric transmission and substation infrastructure and battery storage), as well as interconnection services necessary to connect and transmit renewable-generated electricity to existing electric power delivery systems. Despite these positive longer-term trends, in the past, supply chain challenges, policy and regulatory uncertainty and other factors have resulted in project delays and increased project costs and could negatively impact future periods.
With respect to our Underground and Infrastructure segment, we continue to believe the market for our industrial solutions and gas utility and pipeline integrity services remains solid given the recurring critical-path maintenance requirements and regulated spend dedicated to modernizing systems, reducing methane emissions, ensuring environmental compliance and improving safety and reliability. However, revenues associated with large pipeline projects have fluctuated in recent years, and we anticipate that revenues associated with these projects will continue to fluctuate.
During the three months ended March 31, 2025, increased revenues and operating income contributed to $243.2 million of net cash provided by operating activities, a 2% increase compared to the three months ended March 31, 2024, which, along with borrowings under our commercial paper program, allowed us to execute our business plan, including the strategic acquisitions of certain businesses, for which we utilized $394.3 million of cash, net of cash acquired, repurchases of $118.6 million of common stock, and payments of $15.5 million in dividends associated with our common stock. Additionally, as of March 31, 2025, available commitments under our senior credit facility, combined with our cash and cash equivalents, totaled $2.91 billion.
We expect the strong demand for our services will continue. Our remaining performance obligations and backlog were $17.65 billion and $35.25 billion as of March 31, 2025, representing increases of 5.3% and 2.1% relative to December 31, 2024. For a reconciliation of backlog to remaining performance obligations, the most comparable financial measure prepared in conformity with generally accepted accounting principles in the United States (GAAP), see Non-GAAP Financial Measures below.

Significant Factors Impacting Results
Our revenues, profit, margins and other results of operations can be influenced by a variety of factors in any given period, including those described in Item 1. Business and Item 1A. Risk Factors of Part I in our 2024 Annual Report, and those factors have caused fluctuations in our results in the past and are expected to cause fluctuations in our results in the future. Additional information with respect to certain of those factors is provided below.
Seasonality. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions can create challenging working environments that are more costly for our customers or cause delays on projects. In addition, infrastructure projects often do not begin in a meaningful way until our customers finalize their capital budgets, which typically occurs during the first quarter. Second quarter revenues are typically higher than those in the first quarter, as some projects begin, but continued cold and wet weather can often impact productivity. Third and fourth quarter revenues are typically the highest of the year, as a greater number of projects are underway and operating conditions, including weather, are normally more accommodating. During the fourth quarter projects are often completed and customers often seek to spend their capital budgets before year end. However, the holiday season and inclement weather can sometimes cause delays during the fourth quarter, reducing revenues and increasing costs. These seasonal impacts are typical for our U.S. operations, but seasonality for our international operations may differ. For example, revenues for certain projects in Canada are typically higher in the first quarter because projects are often accelerated in order to complete work while the ground is frozen and prior to the break up, or seasonal thaw, as productivity is adversely affected by wet ground conditions during warmer months.
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

	Three Months Ended March 31,				Change
	2025		2024		$	%
Revenues	$6,233,334	100.0%	$5,031,819	100.0%	$1,201,515	23.9%
Cost of services	5,399,297	86.6	4,408,325	87.6	990,972	22.5%
Gross profit	834,037	13.4	623,494	12.4	210,543	33.8%
Equity in earnings of integral unconsolidated affiliates	12,929	0.2	12,334	0.2	595	4.8%
Selling, general and administrative expenses	(493,966)	(7.9)	(402,340)	(8.0)	(91,626)	22.8%
Amortization of intangible assets	(109,562)	(1.8)	(77,511)	(1.5)	(32,051)	41.4%
Change in fair value of contingent consideration liabilities	(4,357)	(0.1)	(623)	—	(3,734)	599.4%
Operating income	239,081	3.8	155,354	3.1	83,727	53.9%
Interest and other financing expenses	(54,312)	(0.9)	(41,072)	(0.8)	(13,240)	32.2%
Interest income	3,841	0.1	8,023	0.2	(4,182)	(52.1)%
Other income, net	239	—	24,882	0.4	(24,643)	(99.0)%
Income before income taxes	188,849	3.0	147,187	2.9	41,662	28.3%
Provision for income taxes	39,880	0.6	21,096	0.4	18,784	89.0%
Net income	148,969	2.4	126,091	2.5	22,878	18.1%
Less: Net income attributable to non-controlling interests	4,711	(0.1)	7,731	(0.1)	(3,020)	(39.1)%
Net income attributable to common stock	$144,258	2.3%	$118,360	2.4%	$25,898	21.9%
Revenues. Revenues increased due to a $1.03 billion increase in revenues from our Electric segment and a $168.2 million increase in revenues from our Underground and Infrastructure segment. See Segment Results below for additional information and discussion related to segment revenues.

Cost of services. Costs of services primarily includes wages, benefits, subcontractor costs, materials, equipment, and other direct and indirect costs, including related depreciation. The increase in cost of services generally correlates to the increase in revenues.
Selling, general and administrative expenses. The increase was primarily attributable to a $53.4 million increase related to recently acquired businesses and a $35.1 million increase in compensation expense, largely associated with increased salaries and incentive compensation expense due primarily to an increase in the number of employees to support business growth and increased levels of profitability.
Amortization of intangible assets. The increase was related to incremental amortization expense associated with recent acquisitions, primarily the acquisition of CEI.
Operating income. Operating income was positively impacted by a $105.3 million increase in operating income for our Electric segment and a $30.0 million increase in operating income for our Underground and Infrastructure segment, partially offset by a $51.5 million increase in corporate and non-allocated costs, which includes amortization expense. Results for each of our business segments and our corporate and non-allocated costs are discussed in Segment Results below.
Interest and other financing expenses. The majority of the increase resulted from higher levels of principal on fixed rate debt balances as compared to the three months ended March 31, 2024.
Other income, net. The other income for the three months ended March 31, 2024 was primarily related to a $12.2 million gain on the sale of an investment in a non-integral unconsolidated affiliate, of which $4.9 million was attributable to a non-controlling interest.
Provision for income taxes. The effective income tax rates for the three months ended March 31, 2025 and 2024 were 21.1% and 14.3%. The higher effective tax rate for the three months ended March 31, 2025 was primarily due to a lower tax benefit from equity incentive awards. This benefit impacted the effective tax rate for the period ending March 31, 2025 by $13.6 million, compared to $21.6 million in the three months ended March 31, 2024.
Comprehensive income attributable to common stock. See Statements of Comprehensive Income in Item 1. Financial Statements of Part I of this Quarterly Report. Comprehensive income attributable to common stock increased by $56.9 million in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to a $30.3 million increase related to foreign currency translation adjustments and a $22.9 million increase in net income. The predominant functional currencies for our operations outside the U.S. are Canadian and Australian dollars. Foreign currency translation adjustment loss for the three months ended March 31, 2024 primarily resulted from the strengthening of the U.S. dollar against both the Canadian and Australian dollars as of March 31, 2024 when compared to December 31, 2023.

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
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands), with certain of our segment results of operations recast to conform to our current segment reporting structure as described above:

	Three Months Ended March 31,				Change
	2025		2024		$	%
Revenues:
Electric	$4,944,391	79.3%	$3,911,124	77.7%	$1,033,267	26.4%
Underground and Infrastructure	1,288,943	20.7	1,120,695	22.3	168,248	15.0%
Consolidated revenues	$6,233,334	100.0%	$5,031,819	100.0%	$1,201,515	23.9%
Operating income (loss):
Electric	$408,164	8.3%	$302,871	7.7%	$105,293	34.8%
Underground and Infrastructure	76,867	6.0%	46,888	4.2%	29,979	63.9%
Corporate and Non-Allocated Costs	(245,950)	(3.9)%	(194,405)	(3.9)%	(51,545)	26.5%
Consolidated operating income	$239,081	3.8%	$155,354	3.1%	$83,727	53.9%

Electric Segment Results
Revenues. The increase in revenues for the three months ended March 31, 2025 was primarily due to approximately $790 million in revenues attributable to acquired businesses and increased demand for our services.
Operating Income. The increase in operating income for the three months ended March 31, 2025 was primarily due to the increase in revenues. The increase in operating margin for the three months ended March 31, 2025 was primarily due to the increase in revenues and improved execution in power generation, partially offset by lower operating margins associated with telecommunication projects. Operating margin for the three months ended March 31, 2024 was negatively impacted by decreased operating income margins on various solar projects in the United States that were the result of decreased productivity.
Underground and Infrastructure Segment Results
Revenues. The increase in revenues for the three months ended March 31, 2025 was primarily due to approximately $95 million in revenues attributable to an acquired business and increased demand for our industrial solutions.
Operating Income. The increase in operating income and operating margin for the three months ended March 31, 2025 was primarily due to increased revenues, which contributed to higher levels of fixed cost absorption, as well as the overall mix of work performed in the period. Operating income for the three months ended March 31, 2025 was negatively impacted by $4.2 million that, pursuant to an acquisition purchase agreement, was withheld from the sellers’ proceeds, to be paid to certain employees upon satisfaction of post-closing service obligations. Operating margin for the three months ended March 31, 2024 was negatively impacted by a loss of $10.7 million related to the disposition of a non-core business.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the three months ended March 31, 2025 was primarily due to a $32.1 million increase in intangible asset amortization expense associated with recent acquisitions, including CEI, and a $9.3 million increase in compensation expense, which was primarily attributable to increased incentive compensation expense, salaries and non-cash stock compensation expense in support of business growth and associated with acquisitions.

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

	Three Months Ended
	March 31,
	2025	2024
Net income attributable to common stock (GAAP as reported)	$144,258	$118,360
Interest and other financing expenses	54,312	41,072
Interest income	(3,841)	(8,023)
Provision for income taxes	39,880	21,096
Depreciation expense	98,114	88,895
Amortization of intangible assets	109,562	77,511
Interest, income taxes, depreciation and amortization included in equity in earnings of integral unconsolidated affiliates	5,400	3,000
EBITDA	447,685	341,911
Non-cash stock-based compensation	38,151	35,331
Acquisition and integration costs (1)	13,775	9,551
Equity in earnings of non-integral unconsolidated affiliates	(82)	(3,582)
Loss on disposition of business, net (2)	—	3,420
Change in fair value of contingent consideration liabilities	4,357	623
Adjusted EBITDA	$503,886	$387,254
(1) The amount for the three months ended March 31, 2025 includes $4.2 million that, pursuant to an acquisition purchase agreement, was withheld from the sellers’ proceeds, to be paid to certain employees upon satisfaction of post-closing service obligations.
(2) The amount for the three months ended March 31, 2024 is a loss of $10.7 million on the disposition of a non-core business, partially offset by a gain of $7.3 million as a result of the sale of a non-integral equity method investment.

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
As of March 31, 2025 and December 31, 2024, MSAs accounted for 38% and 38% of our estimated 12-month backlog and 50% and 48% of our total backlog. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts can be terminated on short notice even if we are not in default. We determine the estimated backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining estimated backlog. As a result, estimates for remaining performance obligations and backlog are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.
The following table reconciles total remaining performance obligations to our backlog (a non-GAAP financial measure) by reportable segment along with estimates of amounts expected to be realized within 12 months (in thousands):

	March 31, 2025		December 31, 2024
	12 Month	Total	12 Month	Total
Electric
Remaining performance obligations	$10,866,398	$16,488,853	$10,297,410	$15,654,028
Estimated orders under MSAs and short-term, non-fixed price contracts	5,507,795	13,208,260	6,198,603	12,973,779
Backlog	$16,374,193	$29,697,113	$16,496,013	$28,627,807

Underground and Infrastructure
Remaining performance obligations	$1,031,637	$1,160,996	$953,983	$1,104,609
Estimated orders under MSAs and short-term, non-fixed price contracts	2,014,429	4,393,411	2,321,941	4,806,408
Backlog	$3,046,066	$5,554,407	$3,275,924	$5,911,017

Total
Remaining performance obligations	$11,898,035	$17,649,849	$11,251,393	$16,758,637
Estimated orders under MSAs and short-term, non-fixed price contracts	7,522,224	17,601,671	8,520,544	17,780,187
Backlog	$19,420,259	$35,251,520	$19,771,937	$34,538,824
The increases in both remaining performance obligations and backlog from December 31, 2024 to March 31, 2025 were partially due to the impact of acquisitions that occurred in the three months ended March 31, 2025 as well as new project awards with existing customers.

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
Cash Requirements and Capital Allocation
During the three months ended March 31, 2025, there were no material changes outside the ordinary course of business in the specified contractual obligations or changes to our capital allocation priorities as set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of the 2024 Annual Report. We anticipate that our future cash flows from operating activities, cash and cash equivalents on hand, existing borrowing capacity under our senior credit facility and commercial paper program and ability to access capital markets for additional capital will provide sufficient funds to enable us to meet our cash requirements for the next twelve months and over the longer term.

During the three months ended March 31, 2025, we completed the acquisition of two businesses in which a portion of the consideration, net of cash acquired, consisted of $394.3 million in cash paid on the respective acquisition dates, funded with a combination of cash and cash equivalents and borrowings from our commercial paper program. For additional information regarding our recent acquisitions, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
During the year ended December 31, 2024, we completed the acquisition of eight businesses in which a portion of the consideration, net of cash acquired, consisted of $1.75 billion in cash funded partially with a combination of cash and cash equivalents, borrowings from our commercial paper program and certain other financing transactions as described in Note 10 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of the 2024 Annual Report.
We anticipate that our future cash flows from operating activities, cash and cash equivalents on hand, existing borrowing capacity under our senior credit facility and commercial paper program and ability to access capital markets for additional capital will provide sufficient funds to enable us to meet our cash requirements for the next twelve months and over the longer term.
Significant Sources of Cash
Cash flow from operating activities is primarily influenced by demand for our services and operating margins but is also influenced by the timing of working capital needs associated with the various types of services that we provide. Our working capital needs may increase when we commence large volumes of work under circumstances where project costs are required to be paid before the associated receivables are billed and collected. Working capital needs are generally higher during the summer and fall due to increased demand for our services when favorable weather conditions exist in many of our operating regions. Conversely, working capital assets are typically converted to cash during the winter. These seasonal trends can be offset by changes in project timing due to delays or accelerations and other economic factors that may affect customer spending, including market conditions or the impact of certain unforeseen events (e.g., regulatory and other actions that impact the supply chain for certain materials). Additionally, operating cash flows may be negatively impacted as a result of unpaid and delayed change orders and claims. Changes in project timing due to delays or accelerations and other economic, regulatory, market and political factors that may affect customer spending could also impact cash flow from operating activities. Further information with respect to our cash flow from operating activities is set forth below and in Note 15 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Our available commitments under our senior credit facility and cash and cash equivalents as of March 31, 2025 were as follows (in thousands):

March 31, 2025
Total capacity available for revolving loans, credit support for commercial paper program and letters of credit	$2,800,000
Less:
Commercial paper program notes outstanding (1)	304,000
Letters of credit outstanding	106,460
Available commitments for revolving loans, credit support for commercial paper notes and letters of credit	2,389,540
Plus:
Cash and cash equivalents (2)	520,561
Total	$2,910,101
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
(2)     Further information with respect to our cash and cash equivalents is set forth below and in Note 14 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. This amount includes $283.1 million in jurisdictions outside of the U.S., principally in Australia. There are currently no legal or economic restrictions that would materially impede our ability to repatriate such cash.
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
Sources and Uses of Cash, Cash Equivalents and Restricted Cash During the Three Months Ended March 31, 2025 and 2024
In summary, our cash flows for each period were as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by operating activities	$243,198	$237,955
Net cash used in investing activities	$(520,621)	$(386,608)
Net cash provided by (used in) financing activities	$52,354	$(603,044)
Operating Activities
Net cash provided by operating activities of $243.2 million and $238.0 million in the three months ended March 31, 2025 and 2024 primarily reflected earnings adjusted for non-cash items and cash provided and used by the main components of working capital: “Accounts and notes receivable,” “Contract assets,” “Accounts payable and accrued expenses,” and “Contract liabilities.”
Days sales outstanding (DSO) represents the average number of days it takes revenues to be converted into cash, which management believes is an important metric for assessing liquidity. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets, less contract liabilities, and divided by average revenues per day during the quarter. DSO as of March 31, 2025 was 63 days, which was lower than DSO of 71 days as of March 31, 2024 and lower than our five-year historical average DSO of 77 days. This decrease in DSO as compared to March 31, 2024 was partially due to favorable billing terms on certain large projects. Negatively impacting DSO and cash flow from operating activities for both the three months ended March 31, 2025 and 2024 were unapproved change orders and claims included in contract assets from the large renewable transmission project in Canada further described in Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. Net cash provided by operating activities for the three months ended March 31, 2025 was also impacted by payment of approximately $109.1 million related to the deferral of 2024 quarterly federal income tax pursuant to federal disaster relief. Net cash provided by operating activities for the three months ended March 31, 2024 was impacted by our prepayment of amounts to suppliers for certain project materials that require a long lead time and payments of a significant amount of accounts payable balances on certain large renewable projects that were outstanding as of December 31, 2023.
Investing Activities
Net cash used in investing activities in the three months ended March 31, 2025 included $394.3 million related to acquisitions and $132.8 million of capital expenditures.
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
Our industry is capital intensive, and we expect substantial capital expenditures and commitments for equipment purchases and equipment lease and rental arrangements to be needed for the foreseeable future in order to meet anticipated demand for our services. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or amount of the cash needed for these initiatives. We also have various other capital commitments that are detailed in Cash Requirements and Capital Allocation above and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of Part I of our 2024 Annual Report.
Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2025 was primarily due to borrowings under our commercial paper program. Net cash provided by financing activities in the three months ended March 31, 2025 was partially offset by $118.6 million of repurchases of common stock, $71.6 million of payments to satisfy tax withholding obligations associated with stock-based compensation and the payment of $15.5 million of dividends.
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

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to those rules and regulations. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the condensed consolidated financial statements are published and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our condensed consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates. Management has reviewed its development and selection of critical accounting estimates with the audit committee of our Board of Directors. Our accounting policies are primarily described in Notes 2 and 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of the 2024 Annual Report and should be read in conjunction with the accounting policies identified in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of our 2024 Annual Report, which we believe affect our more significant estimates.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2025. Our primary exposure to market risk relates to unfavorable changes in interest rates and currency exchange rates. Refer to the information on financial market risk related to changes in interest rates and foreign currency exchange rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our 2024 Annual Report.

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
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b), as such disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Evaluation of Internal Control over Financial Reporting
We acquired two businesses during the three months ended March 31, 2025. We are in the process of integrating these acquired businesses into our overall internal control over financial reporting process.
Except as noted above, there has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1.  Legal Proceedings.
We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, property damage, breach of contract, negligence or gross negligence, environmental liabilities, wage and hour claims and other employment-related damages, punitive damages, consequential damages, civil penalties or other losses, or injunctive or declaratory relief, as well as interest and attorneys’ fees associated with such claims. With respect to all such lawsuits, claims and proceedings, we record a reserve when we believe it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Note 13 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report, which is incorporated by reference in this Item 1, for additional information regarding litigation, claims and other legal proceedings.
Environmental Matters
Item 103 of Regulation S-K requires disclosure of certain environmental matters in which a governmental authority is a party to the proceedings and when such proceedings involve the potential for monetary sanctions that management reasonably believes will exceed a specified threshold. Pursuant to SEC regulations, we use a threshold of $1.0 million for such proceedings.

Item 1A.  Risk Factors.
Our business is subject to a variety of risks and uncertainties that are difficult to predict and many of which are outside of our control. For a detailed discussion of the risks that affect our business, refer to Item 1A. Risk Factors of Part I of our 2024 Annual Report. As of the date of this filing, there have been no material changes to the risk factors previously described in our 2024 Annual Report. The matters specifically identified are not the only risks and uncertainties facing our company, and risks and uncertainties not known to us or not specifically identified also may impair our business operations. If any of these risks and uncertainties occur, our business, financial condition, results of operations and cash flows could be negatively affected, which could negatively impact the value of an investment in our company.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
We completed acquisitions on January 10, 2025 and February 14, 2025, and a portion of the consideration consisted of the unregistered issuance of shares of our common stock. The aggregate consideration for these acquisitions included 515,822 shares of our common stock, valued at $161.6 million as of the respective acquisition dates. For additional information about these acquisitions, see Note 5 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
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
Issuer Purchases of Equity Securities During the First Quarter of 2025
The following table contains information about our purchases of equity securities during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
January 1 - 31, 2025
Open Market Stock Repurchases (1)	—	$—	—	$499,650,097
Tax Withholding (2)	1,122	$317.71	—
February 1 - 28, 2025
Open Market Stock Repurchases (1)	159,559	$261.34	159,559	$457,951,541
Tax Withholding (2)	108,689	$269.55	—
March 1 - 31, 2025
Open Market Stock Repurchases (1)	311,828	$246.51	311,828	$381,082,012
Tax Withholding (2)	167,254	$251.00	—
As of March 31, 2025	748,452		471,387	$381,082,012

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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Insider Trading Arrangements
On March 6, 2025, the Rule 10b5-1 trading arrangement previously adopted on November 25, 2024 by Donald C. Wayne, Executive Vice President and General Counsel of Quanta, terminated upon expiration of all orders. Mr. Wayne’s plan provided for the sale of up to 19,307 shares of Quanta common stock.

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
Quanta Services, Inc. Term Sheet for 2025 Annual Incentive Plan – Corporate Employees, Quanta Services, Inc. Term Sheet for 2025 Senior Leadership Long-Term Incentive Plan and Quanta Services, Inc. Term Sheet for 2025 Discretionary Plan – All Employees (previously filed as Exhibit 10.1 to Quanta’s Form 8-K filed March 5, 2025 and incorporated herein by reference)

10.2	*^	Employment Agreement, dated May 24, 2024, by and between Quanta Services, Inc. and Karl W. Studer
31.1	*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	*	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	*
The following financial statements from Quanta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and with detailed tags

104	*	The cover page from Quanta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101)
_______________________________________

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTA SERVICES, INC.

By:	/s/ PAUL M. NOBEL
Paul M. Nobel Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: May 1, 2025