Form 10-Q
period 2025-06-30
QUANTA SERVICES, INC.
filed 2025-07-31
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of July 28, 2025, the number of outstanding shares of Common Stock of the registrant was 149,005,943.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$509,460	$741,960
Accounts receivable, net	5,386,384	5,170,935
Contract assets	1,347,057	1,208,619
Inventories	286,910	260,181
Prepaid expenses and other current assets	647,746	469,338
Total current assets	8,177,557	7,851,033
Property and equipment, net	2,884,776	2,700,277
Operating lease right-of-use assets	345,705	299,895
Other assets, net	884,492	655,709
Other intangible assets, net	1,924,943	1,860,537
Goodwill	5,673,791	5,316,443
Total assets	$19,891,264	$18,683,894
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$86,782	$62,680
Current portion of operating lease liabilities	100,262	94,162
Accounts payable and accrued expenses	3,650,722	3,722,343
Contract liabilities	2,139,490	2,149,328
Total current liabilities	5,977,256	6,028,513
Long-term debt, net of current maturities	4,653,843	4,099,756
Operating lease liabilities, net of current portion	266,503	222,359
Deferred income taxes	366,002	353,268
Insurance and other non-current liabilities	758,886	650,281
Total liabilities	12,022,490	11,354,177
Commitments and Contingencies
Equity:
Common stock, $0.00001 par value, 600,000,000 shares authorized, 178,340,749 and 176,718,480 shares issued, and 148,482,012 and 147,678,512 shares outstanding	2	2
Additional paid-in capital	3,773,812	3,444,108
Retained earnings	6,050,601	5,707,286
Accumulated other comprehensive loss	(298,710)	(372,708)
Treasury stock, 29,858,737 and 29,039,968 common shares	(1,668,103)	(1,460,957)
Total stockholders’ equity	7,857,602	7,317,731
Non-controlling interests	11,172	11,986
Total equity	7,868,774	7,329,717
Total liabilities and equity	$19,891,264	$18,683,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$6,773,007	$5,594,387	$13,006,341	$10,626,206
Cost of services	5,765,433	4,783,056	11,164,730	9,191,381
Gross profit	1,007,574	811,331	1,841,611	1,434,825
Equity in earnings of integral unconsolidated affiliates	14,444	8,586	27,373	20,920
Selling, general and administrative expenses	(528,355)	(432,356)	(1,022,321)	(834,696)
Amortization of intangible assets	(113,178)	(79,214)	(222,740)	(156,725)
Change in fair value of contingent consideration liabilities	(10,203)	(1,117)	(14,560)	(1,740)
Operating income	370,282	307,230	609,363	462,584
Interest and other financing expenses	(59,579)	(45,321)	(113,891)	(86,393)
Interest income	3,782	3,557	7,623	11,580
Other income, net	4,138	1,617	4,377	26,499
Income before income taxes	318,623	267,083	507,472	414,270
Provision for income taxes	85,100	75,199	124,980	96,295
Net income	233,523	191,884	382,492	317,975
Less: Net income attributable to non-controlling interests	4,273	3,725	8,984	11,456
Net income attributable to common stock	$229,250	$188,159	$373,508	$306,519

Earnings per share attributable to common stock:
Basic	$1.54	$1.28	$2.52	$2.10
Diluted	$1.52	$1.26	$2.47	$2.05

Shares used in computing earnings per share:
Weighted average basic shares outstanding	148,448	146,580	148,361	146,258
Weighted average diluted shares outstanding	150,923	149,788	150,937	149,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$233,523	$191,884	$382,492	$317,975
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment gain (loss)	73,958	(9,058)	73,553	(39,798)
Other comprehensive (loss) income	(182)	—	445	—
Other comprehensive income (loss), net of taxes	73,776	(9,058)	73,998	(39,798)
Comprehensive income	307,299	182,826	456,490	278,177
Less: Comprehensive income attributable to non-controlling interests	4,273	3,725	8,984	11,456
Comprehensive income attributable to common stock	$303,026	$179,101	$447,506	$266,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$382,492	$317,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	196,839	172,546
Amortization of intangible assets	222,740	156,725
Equity in earnings of unconsolidated affiliates, net of distributions	(4,090)	8,355
Deferred income tax benefit	(5,742)	(5,366)
Non-cash stock-based compensation	82,222	72,581
Other non-cash adjustments, net	14,875	(6,881)
Changes in assets and liabilities, net of non-cash transactions:
Accounts, notes and retainage receivable	(69,462)	(60,736)
Contract assets	(102,935)	160,845
Inventories	(25,682)	(21,281)
Prepaid expenses and other current assets	(165,060)	(53,498)
Accounts payable and accrued expenses, insurance and other non-current liabilities	64,539	(57,189)
Contract liabilities	(32,856)	(52,281)
Other assets and liabilities, net	(18,971)	(2,528)
Net cash provided by operating activities	538,909	629,267
Cash Flows from Investing Activities:
Capital expenditures	(273,111)	(244,595)
Proceeds from sale of and insurance settlements related to property and equipment	22,390	55,176
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(586,102)	(450,798)
Investments in unconsolidated affiliates and other	(148,312)	(6,552)
Proceeds from the sale or settlement of certain investments	—	29,239
Other, net	4,589	28,270
Net cash used in investing activities	(980,546)	(589,260)
Cash Flows from Financing Activities:
Borrowings under credit facility and commercial paper program	15,909,329	6,914,679
Payments under credit facility and commercial paper program	(15,351,514)	(7,621,682)
Payments of contingent consideration liabilities recorded at acquisition date	(102,558)	—
Payments related to tax withholding for stock-based compensation	(72,590)	(77,797)
Payments of dividends	(30,318)	(27,006)
Repurchase of common stock	(134,555)	—
Other, net	(31,047)	5,508
Net cash provided by (used in) financing activities	186,747	(806,298)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	21,633	(7,003)
Net decrease in cash, cash equivalents and restricted cash	(233,257)	(773,294)
Cash, cash equivalents and restricted cash, beginning of period	746,010	1,295,041
Cash, cash equivalents and restricted cash, end of period	$512,753	$521,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares Outstanding	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance at December 31, 2024	147,678,512	$2	$3,444,108	$5,707,286	$(372,708)	$(1,460,957)	$7,317,731	$11,986	$7,329,717
Other comprehensive income	—	—	—	—	222	—	222	—	222
Acquisitions	515,822	—	161,554	—	—	—	161,554	—	161,554
Stock-based compensation activity	540,552	—	38,564	—	—	(72,012)	(33,448)	—	(33,448)
Common stock repurchases	(471,387)	—	—	—	—	(118,568)	(118,568)	—	(118,568)
Dividends declared ($0.10 per share)	—	—	—	(15,089)	—	—	(15,089)	—	(15,089)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(985)	(985)
Net income	—	—	—	144,258	—	—	144,258	4,711	148,969
Balance at March 31, 2025	148,263,499	$2	$3,644,226	$5,836,455	$(372,486)	$(1,651,537)	$7,456,660	$15,712	$7,472,372
Other comprehensive income	—	—	—	—	73,776	—	73,776	—	73,776
Acquisitions	257,357	—	85,971	—	—	—	85,971	—	85,971
Stock-based compensation activity	28,328	—	43,615	—	—	(579)	43,036	—	43,036
Common stock repurchases	(67,172)	—	—	—	—	(15,987)	(15,987)	—	(15,987)
Dividends declared ($0.10 per share)	—	—	—	(15,104)	—	—	(15,104)	—	(15,104)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8,559)	(8,559)
Other	—	—	—	—	—	—	—	(254)	(254)
Net income	—	—	—	229,250	—	—	229,250	4,273	233,523
Balance at June 30, 2025	148,482,012	$2	$3,773,812	$6,050,601	$(298,710)	$(1,668,103)	$7,857,602	$11,172	$7,868,774

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares Outstanding	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance at December 31, 2023	145,508,549	$2	$3,002,652	$4,858,066	$(282,945)	$(1,305,534)	$6,272,241	$11,114	$6,283,355
Other comprehensive loss	—	—	—	—	(30,740)	—	(30,740)	—	(30,740)
Acquisitions	250,539	—	51,768	—	—	—	51,768	—	51,768
Stock-based compensation activity	625,122	—	35,822	—	—	(77,351)	(41,529)	—	(41,529)
Dividends declared ($0.09 per share)	—	—	—	(13,477)	—	—	(13,477)	—	(13,477)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8,199)	(8,199)
Net income	—	—	—	118,360	—	—	118,360	7,731	126,091
Balance at March 31, 2024	146,384,210	$2	$3,090,242	$4,962,949	$(313,685)	$(1,382,885)	$6,356,623	$10,646	$6,367,269
Other comprehensive loss	—	—	—	—	(9,058)	—	(9,058)	—	(9,058)
Acquisitions	35,886	—	9,054	—	—	—	9,054	—	9,054
Stock-based compensation activity	23,935	—	37,119	—	—	(739)	36,380	—	36,380
Dividends declared ($0.09 per share)	—	—	—	(13,521)	—	—	(13,521)	—	(13,521)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(934)	(934)
Net income	—	—	—	188,159	—	—	188,159	3,725	191,884
Balance at June 30, 2024	146,444,031	$2	$3,136,415	$5,137,587	$(322,743)	$(1,383,624)	$6,567,637	$13,437	$6,581,074

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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables present Quanta’s revenue disaggregated by contract type and by geographic location, as determined by the job location (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
By contract type:
Fixed price contracts	$3,948,454	58.3%	$3,092,460	55.3%	$7,703,780	59.2%	$5,764,775	54.3%
Unit-price contracts	1,734,144	25.6	1,633,701	29.2	3,189,630	24.5	3,061,208	28.8
Cost-plus contracts	1,090,409	16.1	868,226	15.5	2,112,931	16.3	1,800,223	16.9
Total revenues	$6,773,007	100.0%	$5,594,387	100.0%	$13,006,341	100.0%	$10,626,206	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
By primary geographic location:
United States	$6,279,010	92.8%	$5,132,607	91.8%	$12,067,063	92.9%	$9,702,323	91.3%
Canada	238,406	3.5	220,085	3.9	448,652	3.4	449,512	4.2
Australia	198,104	2.9	161,251	2.9	369,191	2.8	307,280	2.9
Others	57,487	0.8	80,444	1.4	121,435	0.9	167,091	1.6
Total revenues	$6,773,007	100.0%	$5,594,387	100.0%	$13,006,341	100.0%	$10,626,206	100.0%

Under fixed-price contracts, as well as unit-price contracts with more than an insignificant amount of partially completed units, revenue is recognized as performance obligations are satisfied over time, with the percentage of completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 62.5% and 58.2% of Quanta’s revenues recognized during the three months ended June 30, 2025 and 2024 were associated with this revenue recognition method, and 63.0% and 58.0% of Quanta’s revenues recognized during the six months ended June 30, 2025 and 2024 were associated with this revenue recognition method.
Performance Obligations
As of June 30, 2025 and December 31, 2024, the aggregate transaction price allocated to unsatisfied or partially satisfied performance obligations was approximately $19.16 billion and $16.76 billion, with 63.4% and 67.1% expected to be recognized in the subsequent twelve months. These amounts represent management’s estimates of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work had not yet begun as of such dates and, to a lesser extent, from certain unit-price contracts with more than an insignificant amount of partially completed units. For purposes of calculating remaining performance obligations, Quanta includes all estimated revenues attributable to consolidated joint ventures and variable interest entities, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized, and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under MSAs and expected revenues under certain non-fixed price contracts.
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
As of June 30, 2025 and December 31, 2024, Quanta had recognized revenues of $774.5 million and $733.6 million related to unapproved change orders and claims included as contract price adjustments primarily in “Contract assets” in the accompanying condensed consolidated balance sheets. These change orders and claims were in the process of being negotiated in the normal course of business and represent management’s estimates of additional contract revenues that have been earned and are probable of collection. The largest component of the revenues recognized related to unapproved change orders and claims as of June 30, 2025 and December 31, 2024 is associated with a large renewable transmission project in Canada. During the course of construction, the project experienced decreased productivity and additional costs from delays, administrative requirements and labor issues due to the COVID-19 pandemic, including incremental governmental requirements and worksite restrictions, as well as work resequencing and acceleration, access delays, and logistical challenges and other issues outside of Quanta’s control. The project was completed in 2024.
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
Revenues were positively impacted by 0.6% and 0.4% during the three months ended June 30, 2025 and 2024 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to March 31, 2025 and 2024. Revenues were positively impacted by a nominal amount and 0.2% during the six months ended June 30, 2025 and 2024 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2024 and 2023. The net impacts resulted from net changes in estimates across a large number of projects, primarily as a result of favorable or unfavorable performance and changes on estimates related to mitigation of risks and contingencies as the projects progressed to completion. These changes were made in the ordinary course of business and there were no changes that resulted in material amounts that should have been recognized in a prior period.
Contract Assets and Liabilities
Contract assets and liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Contract assets	$1,347,057	$1,208,619
Contract liabilities	$2,139,490	$2,149,328
Contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; and recognized unapproved change orders and contract claims.
During the six months ended June 30, 2025 and 2024, Quanta recognized revenue of approximately $1.69 billion and $1.24 billion related to contract liabilities outstanding as of the end of each respective prior year.
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
Accounts receivable are written-off against the allowance for credit losses if they are deemed uncollectible.
Activity in Quanta’s allowance for credit losses consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Balance at beginning of period	$15,551	$13,955	$15,185	$13,962
Increase in provision for credit losses	654	191	1,602	462
Write-offs charged against the allowance net of recoveries of amounts previously written off	(575)	(417)	(1,157)	(695)
Balance at end of period	$15,630	$13,729	$15,630	$13,729
The above activity relates to the largest risk pool Quanta utilizes for assessing credit loss. The second risk pool represents approximately 10% of Quanta’s consolidated financial instruments as of June 30, 2025 and did not have any allowance for credit loss or experience any credit loss during the periods presented. Quanta’s customers generally have high credit ratings. In addition, the customers in the second risk pool typically pre-approve invoices and often receive project financing.
Provision for credit losses is included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations.
Quanta is subject to concentrations of credit risk related primarily to its receivable position for services Quanta has performed for customers. Quanta grants credit under normal payment terms, generally without collateral. No customer represented 10% or more of Quanta’s consolidated revenues for the three or six months ended June 30, 2025 or 2024, and no customer represented 10% or more of Quanta’s consolidated receivable position as of June 30, 2025 or December 31, 2024.
Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on Quanta’s experience in recent years, the majority of these retainage balances are expected to be collected within one year. Retainage balances with expected settlement dates within one year of June 30, 2025 and December 31, 2024 were $763.0 million and $666.5 million, which are included in “Accounts receivable.” Retainage balances with expected settlement dates beyond one year were $149.8 million and $143.6 million as of June 30, 2025 and December 31, 2024 and are included in “Other assets, net.”
Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date or when amounts arise from routine lags in billing. These balances do not include revenues recognized for work performed under fixed-price contracts and unit-price contracts with more than an insignificant amount of partially completed units, as these amounts are recorded as “Contract assets.” As of June 30, 2025 and December 31, 2024, unbilled receivables included in “Accounts receivable” were $996.5 million and $859.9 million. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $92.1 million and $97.9 million as of June 30, 2025 and December 31, 2024.

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
Electric. Quanta’s Electric segment provides comprehensive services for the electric power, renewable energy, technology and communications markets. Services include, but are not limited to, the design, procurement, new construction, upgrade and repair and maintenance services for electric power transmission and distribution infrastructure, both overhead and underground, and substation facilities, along with other engineering and technical services, including services that support the implementation of upgrades by utilities to modernize and harden the electric power grid in order to ensure its safety and enhance reliability, to interconnect and transmit electricity from renewable energy generation and battery storage facilities and to accommodate increased residential and commercial use of electric vehicles. In addition, this segment provides engineering, procurement, new construction, repowering and repair and maintenance services for power generation facilities, such as utility-scale wind, solar and hydropower generation facilities and battery storage facilities, as well as emergency restoration services, including the repair of infrastructure damaged by fire and inclement weather and the installation of “smart grid” technologies on electric power networks. This segment also provides comprehensive design and construction solutions to wireline and wireless communications companies; electrical systems for technology, commercial and industrial facilities and other load centers, commercial and industrial facilities; and cable multi-system operators and other customers within the communications industry, as well as other related services. Additionally, this segment manufactures power transformers and components for the electric utility, renewable energy, municipal power and industrial markets.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables show segment financial information in thousands of dollars for the periods presented. All revenues are from external customers. Segment operating margin is calculated by dividing operating income by revenues.

Three Months Ended June 30, 2025	Electric	Underground and Infrastructure	Total
Revenues	$5,458,074	$1,314,933	$6,773,007

Segment operating expense (excluding segment depreciation expense)	4,851,168	1,198,929	6,050,097
Segment depreciation expense	68,730	25,301	94,031
Segment operating expenses	4,919,898	1,224,230	6,144,128
Equity in earnings on integral unconsolidated affiliates	14,444	—	14,444
Segment operating income	$552,620	$90,703	$643,323
Segment operating margin	10.1%	6.9%
Corporate and non-allocated costs (1)			(273,041)
Total consolidated operating income			$370,282

Three Months Ended June 30, 2024	Electric	Underground and Infrastructure (2)	Total
Revenues	$4,486,880	$1,107,507	$5,594,387

Segment operating expense (excluding segment depreciation expense)	4,008,793	1,008,170	5,016,963
Segment depreciation expense	60,092	17,744	77,836
Segment operating expenses	4,068,885	1,025,914	5,094,799
Equity in earnings on integral unconsolidated affiliates	8,586	—	8,586
Segment operating income	$426,581	$81,593	$508,174
Segment operating margin	9.5%	7.4%
Corporate and non-allocated costs (1)			(200,944)
Total consolidated operating income			$307,230

Six Months Ended June 30, 2025	Electric	Underground and Infrastructure	Total
Revenues	$10,402,465	$2,603,876	$13,006,341

Segment operating expense (excluding segment depreciation expense)	9,334,013	2,384,936	11,718,949
Segment depreciation expense	135,041	51,370	186,411
Segment operating expenses	9,469,054	2,436,306	11,905,360
Equity in earnings on integral unconsolidated affiliates	27,373	—	27,373
Segment operating income	$960,784	$167,570	$1,128,354
Segment operating margin	9.2%	6.4%
Corporate and non-allocated costs (1)			(518,991)
Total consolidated operating income			$609,363

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Six Months Ended June 30, 2024	Electric	Underground and Infrastructure (2)	Total
Revenues	$8,398,004	$2,228,202	$10,626,206

Segment operating expense (excluding segment depreciation expense)	7,571,138	2,056,991	9,628,129
Segment depreciation expense	118,334	42,730	161,064
Segment operating expenses	7,689,472	2,099,721	9,789,193
Equity in earnings on integral unconsolidated affiliates	20,920	—	20,920
Segment operating income	$729,452	$128,481	$857,933
Segment operating margin	8.7%	5.8%
Corporate and non-allocated costs (1)			(395,349)
Total consolidated operating income			$462,584

(1)    Corporate and non-allocated costs included amortization expense of $113.2 million and $79.2 million and non-cash stock-based compensation of $44.1 million and $37.3 million for the three months ended June 30, 2025 and 2024. Corporate and Non-Allocated Costs for the six months ended June 30, 2025 and 2024 included amortization expense of $222.7 million and $156.7 million and non-cash stock-based compensation of $82.2 million and $72.6 million.
(2)    Included in operating expenses (excluding segment depreciation expense) for the Underground and Infrastructure segment during the six months ended June 30, 2024 were losses of $11.2 million related to the disposition of a non-core business.

5. ACQUISITIONS:
On July 25, 2025, Quanta completed the acquisition of Dynamic Systems (DSI), LLC (Dynamic Systems), which provides turnkey mechanical, plumbing and process infrastructure solutions to a diversified customer base that includes technology, semiconductor, healthcare and other load center markets. Dynamic Systems is located in the United States, and its results will primarily be included in the Underground and Infrastructure segment. The upfront consideration, subject to certain adjustments, was approximately $1.35 billion, consisting of cash and approximately $200 million of Quanta common stock. Additionally, the former owner of Dynamic Systems is eligible for a potential contingent consideration payment of up to $216.0 million to the extent certain financial performance targets are achieved by Dynamic Systems during a two-year post-acquisition period beginning in January 2026. The final amount of consideration for the acquisition remains subject to certain post-closing adjustments, including with respect to net working capital (inclusive of cash) and certain assumed liabilities. Additionally, Quanta is in the process of performing procedures to determine the consideration and fair value of assets acquired and liabilities assumed related to the acquisition of Dynamic Systems, including the fair value assessment of contingent consideration.
During the six months ended June 30, 2025, Quanta acquired four businesses, including two businesses located in the United States that specialize in civil solutions, including site clearing, earthwork, soil stabilization and infrastructure development (which will be included in Underground and Infrastructure segment), a business located in Australia that specializes in electrical engineering and the design and manufacturing of industrial technology solutions (which will be included in both the Electric and Underground and Infrastructure segments), and a business located in the United States that specializes in utility construction and related support services (which will primarily be included in the Electric segment). The consideration for these transactions consisted of approximately $599.3 million in cash on the dates of the acquisitions and 515,822 shares of Quanta common stock, which had a fair value of $161.6 million as of the respective acquisition dates. The final amount of consideration for these acquisitions remains subject to certain post-closing adjustments, including with respect to net working capital, tax estimates and other contractually agreed-upon adjustments to consideration. Additionally, pursuant to the terms of the agreements, the former owners of certain of these businesses are eligible to receive payments of contingent consideration of up to approximately $127.9 million to the extent the acquired businesses achieve certain financial and operating performance targets over a three-year period. As of the dates of the respective acquisitions, the fair value of the contingent consideration liabilities related to certain of these acquisitions was $54.9 million.
On July 17, 2024, Quanta completed the acquisition of Cupertino Electric, Inc. (CEI), which provides electrical infrastructure solutions, including engineering, procurement, project management, construction and modularization services, to the technology, renewable energy and infrastructure and commercial industries. CEI is located in the United States, and its

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

results have been included in the Electric segment since the acquisition date. The aggregate consideration for the acquisition was approximately $2.04 billion, which included approximately $1.65 billion in cash, including payment for cash held by CEI as of the acquisition date, and 882,926 shares of Quanta common stock, which had a fair value of $216.3 million as of the acquisition date. The cash consideration paid by Quanta, net of cash received from CEI, was $1.24 billion. Additionally, the former equity holders and award holders of CEI are eligible for a contingent consideration payment of up to $200.0 million based on achievement of certain financial performance targets during the three-year post-acquisition period beginning in January 2025. To the extent payable, Quanta, at its sole discretion, can pay up to 10% of any such contingent consideration amount in Quanta common stock. As of the acquisition date, the fair value of the contingent consideration liability was $164.0 million.
During the year ended December 31, 2024, Quanta also acquired seven additional businesses located in the United States, including: a business that provides specialty environmental solutions to utility, industrial and petrochemical companies (primarily included in the Underground and Infrastructure segment); a business that specializes in testing, manufacturing and distributing safety equipment and supplies (primarily included in the Electric segment); a business that specializes in electrical infrastructure services for substations, data centers and governmental entities (primarily included in the Electric segment); a business that manufactures transmission and distribution equipment for the electric utility industry (primarily included in the Electric segment); a business that provides services and equipment related to aerial telecommunications infrastructure and networks (primarily included in the Electric segment); a business that provides services related to fiber optic networks (primarily included in the Electric segment); and a business that specializes in designing, manufacturing, and distributing liquid-filled power transformers primarily for electrical companies and utilities (primarily included in the Electric segment). The consideration for these businesses consisted of approximately $540.9 million in cash and 334,472 shares of Quanta common stock, which had a fair value of $74.8 million as of the acquisition dates. As of the dates of the respective acquisitions, the fair value of the contingent consideration liabilities related to certain of these acquisitions was $24.3 million.
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
Purchase Price Allocation
Quanta is finalizing its purchase price allocations related to certain businesses acquired subsequent to June 30, 2024, and further adjustments to the purchase price allocations may occur, with possible updates primarily related to intangible asset values, property and equipment values, certain contingent liabilities, tax estimates, and the finalization of closing working capital adjustments and other contractually agreed-upon adjustments to consideration. The aggregate consideration for businesses acquired between June 30, 2024 and June 30, 2025 was allocated to acquired assets and assumed liabilities, which resulted in an allocation of $605.7 million to net tangible assets, $985.7 million to identifiable intangible assets and $1.36 billion to goodwill.
The following table summarizes the estimated fair value of total consideration transferred or estimated to be transferred and the fair value of assets acquired and liabilities assumed as of their respective acquisition dates as of June 30, 2025 for

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

acquisitions completed in the six months ended June 30, 2025 (in thousands):

June 30, 2025
Consideration:
Cash	$599,252
Value of Quanta common stock issued	161,554
Contingent consideration	54,878
Fair value of total consideration transferred or estimated to be transferred	$815,684

Cash and cash equivalents	$32,874
Accounts receivable	138,209
Contract assets	8,322
Prepaid expenses and other current assets	7,750
Property and equipment	96,754
Other assets	5,657
Identifiable intangible assets	285,969
Accounts payable and accrued expenses	(68,334)
Contract liabilities	(27,034)
Other non-current liabilities	(3,942)
Deferred income taxes	(1,162)
Total identifiable net assets	475,063
Goodwill	340,621
Fair value of net assets acquired	$815,684
Goodwill represents the amount by which the purchase price for an acquired business exceeds the net fair value of the identifiable assets acquired and liabilities assumed. The acquisitions completed during the six months ended June 30, 2025 contributed to the recognition of goodwill by strategically expanding Quanta’s Electric and Underground and Infrastructure segments, primarily in the U.S. As of June 30, 2025, approximately $323.2 million of goodwill is expected to be deductible for income tax purposes related to acquisitions completed in the six months ended June 30, 2025.
Quanta’s identifiable intangible assets subject to amortization include customer relationships, backlog, trade names, non-compete agreements, and patented rights and other. The following table summarizes the estimated fair values of identifiable intangible assets for the acquisitions completed in the six months ended June 30, 2025 as of the acquisition dates and the related weighted average amortization periods by type (in thousands, except for weighted average amortization periods, which are in years).

	Six Months Ended June 30, 2025
	Estimated Fair Value	Weighted Average Amortization Period in Years
Customer relationships	$225,889	6.3
Backlog	32,635	2.6
Trade names	26,366	15.0
Non-compete agreements	1,079	5.0
Total intangible assets subject to amortization	$285,969	6.6
The level of inputs used for these identifiable intangible asset fair value measurements is Level 3.
The significant assumptions used by management in determining the fair values of customer relationships include future revenues, margins, discount rates and customer attrition rates. The following table includes the discount rates and customer attrition rates used to determine the fair value of customer relationships for businesses acquired during the six months ended

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

June 30, 2025 as of the respective acquisition dates:

	Six Months Ended
	June 30, 2025
	Range	Weighted Average
Discount rates	16% to 20%	19%
Customer attrition rates	15% to 30%	16%
Contingent Consideration
As described above, certain business acquisitions have contingent consideration liabilities associated with the transactions. The aggregate fair value of outstanding contingent consideration liabilities for acquisitions completed prior to June 30, 2025 and their classification in the accompanying condensed consolidated balance sheets is as follows (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$4,254	$152,030
Insurance and other non-current liabilities	251,948	192,954
Total contingent consideration liabilities	$256,202	$344,984
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
All of Quanta’s outstanding contingent consideration liabilities are each subject to a maximum payment amount, and the aggregate maximum payment amount of these liabilities for acquisitions completed prior to June 30, 2025 totaled $396.9 million as of June 30, 2025. During the six months ended June 30, 2025, Quanta made cash payments of $106.8 million and issued 158,040 shares of its common stock to settle contingent consideration liabilities. During the six months ended June 30, 2024, Quanta did not settle any contingent consideration liabilities.
Pro Forma Results of Operations
The following unaudited supplemental pro forma results of operations for Quanta, which incorporate the acquisitions completed in the six months ended June 30, 2025 and the year ended December 31, 2024, have been provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$6,806,575	$6,271,538	$13,093,168	$12,000,881
Net income attributable to common stock	$229,646	$179,903	$374,719	$287,729
The pro forma combined results of operations for the three and six months ended June 30, 2025 and 2024 were prepared by adjusting the historical results of Quanta to include the historical results of the businesses acquired in 2025 as if such acquisitions had occurred January 1, 2024. The pro forma combined results of operations for the three and six months ended June 30, 2024 were prepared by further adjusting the historical results of Quanta to include the historical results of the businesses acquired in 2024 as if such acquisitions had occurred January 1, 2023. These pro forma combined historical results were adjusted for the following: a reduction of interest and other financing expenses as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest and other financing expenses as a result of the debt incurred by Quanta for the purpose of financing the acquisition of CEI and cash consideration paid for all acquired businesses; an increase in amortization expense due to the intangible assets recorded; elimination of inter-company sales; and changes in depreciation

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs incurred by Quanta or acquired businesses or any cost savings or other synergies that resulted or may result from the acquisitions.
Impact on Consolidated Results of Operations Related to Acquisitions
Included in Quanta’s condensed consolidated results of operations for the three months ended June 30, 2025 were revenues of $115.6 million and income before income taxes of $3.0 million related to the acquisitions completed in 2025. Included in Quanta’s condensed consolidated results of operations for the six months ended June 30, 2025 were revenues of $212.5 million and income before income taxes of $2.3 million related to the acquisitions completed in 2025. Included in Quanta’s condensed consolidated results of operations for the three months ended June 30, 2024 were revenues of $76.6 million and a loss before income taxes of $4.7 million related to the acquisitions completed in 2024. Included in Quanta’s condensed consolidated results of operations for the six months ended June 30, 2024 were revenues of $144.3 million and a loss before income taxes of $13.8 million related to the acquisitions completed in 2024.
Included in Quanta’s condensed consolidated results of operations for the three and six months ended June 30, 2025 were acquisition costs of $6.6 million and $13.1 million related to the acquisitions completed in 2025. Included in Quanta’s condensed consolidated results of operations for the three and six months ended June 30, 2024 were acquisition costs of $4.3 million and $10.2 million related to the acquisitions completed in 2024.

6. INVESTMENTS IN AFFILIATES AND OTHER ENTITIES:
Equity Investments
The following table presents Quanta’s equity investments by type (in thousands):

	June 30, 2025	December 31, 2024
Equity method investments - integral unconsolidated affiliates	$270,501	$101,460
Equity method investments - non-integral unconsolidated affiliates	86,163	77,617
Non-marketable equity securities	78,107	62,539
Total equity investments	$434,771	$241,616
Equity Method Investments
During the three months ended June 30, 2025, Quanta acquired a 40.0% equity interest in a company that specializes in harvesting, treating and manufacturing wood utility poles and laminated wood products for utility and telecommunication companies. Quanta’s investment is accounted for as an equity method investment and the investee is considered to be an integral unconsolidated affiliate.
During the six months ended June 30, 2024, Quanta sold a non-integral equity method investment and recognized a $12.6 million gain, $5.0 million of which was attributable to non-controlling interests. Also during the six months ended June 30, 2024, Quanta received $35.4 million in cash related to the sale of this investment, $5.0 million of which was distributed to non-controlling interests.
As of June 30, 2025 and December 31, 2024, Quanta had receivables of $175.3 million and $133.3 million from its unconsolidated affiliates and payables of $35.5 million and $15.4 million to its unconsolidated affiliates. Quanta recognized revenues of $45.8 million and $57.7 million during the three months ended June 30, 2025 and 2024 and $96.9 million and $116.7 million during the six months ended June 30, 2025 and 2024 from services provided to its unconsolidated affiliates. The receivables balances and revenues recognized are primarily related to services provided to LUMA Energy, LLC at cost. In addition, during the three months ended June 30, 2025 and 2024, Quanta recognized costs of services of $129.9 million and $100.3 million for services provided to Quanta by other unconsolidated affiliates. During the six months ended June 30, 2025 and 2024, Quanta recognized costs of services of $224.8 million and $189.2 million for services provided by other unconsolidated affiliates.
Total equity in earnings from integral unconsolidated affiliates was $14.4 million and $8.6 million for the three months ended June 30, 2025 and 2024 and $27.4 million and $20.9 million for the six months ended June 30, 2025 and 2024. Total equity in losses from non-integral unconsolidated affiliates was $0.5 million and $0.5 million for the three months ended

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

June 30, 2025 and 2024. Total equity in losses from non-integral unconsolidated affiliates was $0.4 million for the six months ended June 30, 2025 and total equity in earnings from non-integral unconsolidated affiliates was $3.1 million for the six months ended June 30, 2024. Equity in losses and earnings from non-integral unconsolidated affiliates are included in “Other income, net” in the accompanying condensed consolidated statements of operations. As of June 30, 2025, Quanta had $61.0 million of undistributed earnings from unconsolidated affiliates.
Any difference between Quanta’s carrying value and the underlying equity in the net assets of its equity investments is assigned to the assets and liabilities of the investment, gives rise to a basis difference, which was $172.7 million and $44.5 million as of June 30, 2025 and December 31, 2024. The amortization of the basis difference is primarily included in “Equity in earnings of integral unconsolidated affiliates” in the accompanying condensed consolidated statements of operations and was $1.8 million and $1.3 million for the three months ended June 30, 2025 and 2024 and $2.6 million and $2.7 million for the six months ended June 30, 2025 and 2024.

7. PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Amounts attributable to common stock:
Net income attributable to common stock	$229,250	$188,159	$373,508	$306,519
Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	148,448	146,580	148,361	146,258
Effect of dilutive unvested non-participating stock-based awards	2,475	3,208	2,576	3,329
Weighted average shares outstanding for diluted earnings per share attributable to common stock	150,923	149,788	150,937	149,587

8. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
4.75% Senior Notes due August 2027	$600,000	$600,000
2.90% Senior Notes due October 2030	1,000,000	1,000,000
2.35% Senior Notes due January 2032	500,000	500,000
5.25% Senior Notes due August 2034	650,000	650,000
3.05% Senior Notes due October 2041	500,000	500,000
Borrowings under senior credit facility (including Term Loan)	693,750	735,445
Borrowings under commercial paper program	600,000	—
Lease financing transactions	175,332	155,549
Other long-term debt	3,368	4,939
Finance leases	47,242	47,993
Unamortized discount and financing costs	(29,067)	(31,490)
Total long-term debt obligations	4,740,625	4,162,436
Less — Current maturities of long-term debt	86,782	62,680
Total long-term debt obligations, net of current maturities	$4,653,843	$4,099,756

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
The fair value of Quanta’s senior notes was $2.98 billion as of June 30, 2025, compared to a carrying value of $3.22 billion net of unamortized bond discount, underwriting discounts and deferred financing costs of $28.3 million. The fair value of the senior notes is based on the quoted market prices for the same issue, and the senior notes are categorized as Level 1 liabilities.
Senior Credit Facility
As of June 30, 2025, the credit agreement for Quanta’s senior credit facility provided for a $750.0 million term loan facility and aggregate revolving commitments of $2.80 billion. Borrowings under the senior credit facility and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Maximum amount outstanding	$761,550	$888,448	$761,550	$888,448
Average daily amount outstanding	$694,775	$872,133	$707,584	$856,714
Weighted-average interest rate	5.63%	6.76%	5.68%	6.78%
As of June 30, 2025, Quanta was in compliance with all of the financial covenants under the credit agreement.
Term Loan. As of June 30, 2025, Quanta had $693.8 million outstanding under its term loan facility. The carrying amount of the term loan under Quanta’s senior credit facility approximates fair value due to its variable interest rate. The maturity date for the term loan facility is October 8, 2026.
Revolving Loans. As of June 30, 2025, Quanta had no outstanding revolving loans under the senior credit facility.
Letters of Credit. As of June 30, 2025, Quanta had $69.1 million of letters of credit issued under the senior credit facility, of which $68.7 million were denominated in U.S. dollars and $0.4 million were denominated primarily in Canadian and Australian dollars. Additionally, available commitments for revolving loans under the senior credit facility must be maintained in order to provide credit support for notes issued under Quanta’s commercial paper program, and therefore such notes effectively reduce the available borrowing capacity under the senior credit facility.
As of June 30, 2025, $2.13 billion remained available under the senior credit facility for new revolving loans, letters of credit and support of the commercial paper program.
Subsequent to June 30, 2025, Quanta extended the maturity date for revolving loans under the credit agreement for its senior credit facility from July 31, 2029 to July 31, 2030.
Commercial Paper Program
As of June 30, 2025, Quanta had $600.0 million of outstanding unsecured notes under its commercial paper program, with a weighted average interest rate of 4.75%. The carrying amounts of the notes issued under Quanta’s commercial paper program approximate fair value, and all notes currently have a short maturity.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Borrowings under the commercial paper program and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Maximum amount outstanding	$897,500	$554,500	$897,500	$705,900
Average daily amount outstanding	$591,190	$301,786	$383,818	$258,930
Weighted-average interest rate	4.90%	5.55%	4.82%	5.67%
On July 25, 2025, Quanta utilized $700.0 million of borrowings under its commercial paper program and availability under its revolving credit facility to finance the cash portion of the acquisition of Dynamic Systems.
Additional Letters of Credit
As of June 30, 2025, Quanta had $669.2 million of letters of credit issued outside of its senior credit facility, which were denominated in U.S. dollars.

9. INCOME TAXES:
Quanta’s effective tax rates for the three months ended June 30, 2025 and 2024 were 26.7% and 28.2%. The lower effective tax rate for the three months ended June 30, 2025 was primarily due to the recognition, as a component of Quanta’s annual effective tax rate, of certain tax credits generated during the year ended December 31, 2025.
Quanta’s effective tax rates for the six months ended June 30, 2025 and 2024 were 24.6% and 23.2%. The higher effective tax rate for the six months ended June 30, 2025 was primarily due to a lower tax benefit from vested equity incentive awards. This benefit impacted the effective tax rate for the six months ended June 30, 2025 by $14.7 million, compared to $22.4 million for the six months ended June 30, 2024.
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
As of June 30, 2025, the total amount of unrecognized tax benefits relating to uncertain tax positions was $81.6 million, a net increase of $7.5 million from December 31, 2024, which resulted from positions expected to be taken in 2025. Quanta’s consolidated federal income tax returns for tax years 2017, 2018, and 2021 through 2023 remain open to examination by the IRS, as the applicable statute of limitations periods have not yet expired. Additionally, various state and foreign tax returns filed by Quanta and certain subsidiaries for multiple periods remain under examination by various U.S. state and foreign tax authorities. Quanta does not consider any U.S. state in which it does business to be a major tax jurisdiction. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $13.4 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.
On July 4, 2025, the U.S. government enacted new tax legislation pursuant to Public Law No: 119-21 (also known as One Big Beautiful Bill). Since this legislation was enacted subsequent to June 30, 2025, the impact of any changes resulting from the legislation were not reflected in Quanta’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2025. Quanta is currently evaluating the provisions of the legislation to assess the potential impact on the effective tax rate, deferred tax assets and liabilities, and future cash tax obligations. While Quanta’s preliminary analysis does not indicate a material impact, the ultimate effect will depend on a number of factors, including the issuance of regulatory guidance and further interpretation of the legislation. Quanta will continue to monitor developments and will recognize any required adjustments in the period in which the analysis is complete and the impacts can be quantified with reasonable certainty.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

10. EQUITY:
Stock Repurchases
On May 23, 2023, Quanta’s Board of Directors approved a stock repurchase program that authorizes Quanta to purchase, from time to time through June 30, 2026, up to $500 million of its outstanding common stock. During the three months ended June 30, 2025, Quanta repurchased 67,172 shares of its common stock in the open market under its stock repurchase program for $16.0 million. During the six months ended June 30, 2025, Quanta repurchased 538,559 shares of its common stock in the open market under its stock repurchase program for $134.6 million. As of June 30, 2025, $365.1 million remained available under this repurchase program.
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
Dividends
Quanta declared the following cash dividends and cash dividend equivalents during 2024 and the first six months of 2025 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
May 22, 2025	July 1, 2025	July 11, 2025	$0.10	$15,104
March 21, 2025	April 3, 2025	April 11, 2025	$0.10	$15,089
November 20, 2024	January 2, 2025	January 13, 2025	$0.10	$15,074
August 28, 2024	October 1, 2024	October 11, 2024	$0.09	$13,532
May 23, 2024	July 1, 2024	July 12, 2024	$0.09	$13,521
March 28, 2024	April 9, 2024	April 17, 2024	$0.09	$13,477

11. STOCK-BASED COMPENSATION:
Restricted Stock Units (RSUs) to be Settled in Common Stock
A summary of the activity for RSUs to be settled in common stock for the six months ended June 30, 2025 and 2024 is as follows (RSUs in thousands):

	2025		2024
	RSUs	Weighted Average Grant Date Fair Value (Per Unit)	RSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	2,024	$173.32	2,548	$104.76
Granted	506	$274.46	581	$237.81
Vested	(516)	$163.89	(653)	$112.69
Forfeited	(61)	$187.76	(110)	$156.63
Unvested at June 30	1,953	$201.57	2,366	$133.10
The approximate fair value of RSUs that vested during the six months ended June 30, 2025 and 2024 was $130.8 million and $157.3 million.
During the six months ended June 30, 2025 and 2024, Quanta recognized $66.7 million and $53.3 million of non-cash stock compensation expense related to RSUs to be settled in common stock. As of June 30, 2025, there was $268.5 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.71 years.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Performance Stock Units (PSUs) to be Settled in Common Stock
A summary of the activity for PSUs to be settled in common stock for the six months ended June 30, 2025 and 2024 is as follows (PSUs in thousands):

	2025		2024
	PSUs	Weighted Average Grant Date Fair Value (Per Unit)	PSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	425	$177.69	491	$129.70
Granted	92	$259.17	109	$263.34
Vested	(165)	$123.88	(175)	$96.45
Unvested at June 30	352	$224.11	425	$177.69
The Monte Carlo simulation valuation methodology applied the following key inputs:

	2025	2024
Valuation date price based on February 27, 2025 and March 4, 2024 closing stock prices of Quanta common stock	$259.26	$243.34
Expected volatility (1)	34%	33%
Risk-free interest rate	4.05%	4.43%
Term in years	2.84	2.83
(1)    The expected volatility inputs for Quanta are based on historical volatility, which is based on Quanta’s dividend-adjusted closing prices over a period equivalent to the performance period.
During the six months ended June 30, 2025 and 2024, Quanta recognized $15.5 million and $19.3 million of non-cash stock compensation expense related to PSUs to be settled in common stock.
As of June 30, 2025, there was an estimated $44.5 million of total unrecognized compensation expense related to unearned and unvested PSUs. This amount is based on forecasted attainment of performance metrics and estimated forfeitures of unearned and unvested PSUs. The compensation expense related to outstanding PSUs can vary from period to period based on changes in forecasted achievement of established performance goals and the total number of shares of common stock that Quanta anticipates will be issued upon vesting of such PSUs. This cost is expected to be recognized over a weighted average period of 1.87 years.
During each of the six months ended June 30, 2025 and 2024, 0.3 million shares of common stock were issued in connection with earned and vested PSUs. The approximate fair values of PSUs earned and vested during the six months ended June 30, 2025 and 2024 were $83.9 million and $75.4 million.

12. EMPLOYEE BENEFIT PLANS:
Deferred Compensation Plans
Quanta maintains non-qualified deferred compensation plans under which eligible directors and key employees may defer their receipt of certain cash compensation and/or the settlement of certain stock-based awards. As of June 30, 2025 and December 31, 2024, the liability related to deferred cash compensation under these plans, including amounts contributed by Quanta, was $119.3 million and $110.2 million, the majority of which was included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheets. Additionally, as of June 30, 2025 and December 31, 2024, the settlement and issuance of 137,589 and 154,991 shares of common stock underlying certain stock-based awards had been deferred under these plans, and such issuances are scheduled to occur in future periods.
To provide for future obligations related to deferred cash compensation under these plans, Quanta has invested in corporate-owned life insurance (COLI) policies covering certain participants in the deferred compensation plans, the underlying investments of which are intended to be aligned with the investment alternatives elected by plan participants. The COLI assets are recorded at their cash surrender value, which is considered their fair market value, and as of June 30, 2025 and December 31, 2024, the fair market values were $113.0 million and $102.7 million and were included in “Other assets, net” in the accompanying condensed consolidated balance sheets. The level of inputs for these fair value measurements is Level 2.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Changes in the fair market value of Quanta’s COLI assets and deferred compensation liabilities largely offset and are recorded in the accompanying statements of operations as follows (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Classification	Change in fair market value of	2025	2024	2025	2024
Loss included in Selling, general and administrative expenses	Deferred compensation liabilities	$(8,989)	$(2,035)	$(7,367)	$(8,548)
Other income, net	COLI assets	$8,587	$1,801	$6,427	$7,851

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
Silverado Wildfire Matter
From 2022 to present, two of Quanta’s subsidiaries received tenders of defense and demands for preservation of evidence from Southern California Edison Company (SCE) related to lawsuits filed against SCE and T-Mobile USA, Inc. (T-Mobile) in the Superior Court of California, County of Orange. The lawsuits generally assert property damage and related claims on behalf of certain individuals and subrogation claims on behalf of insurers relating to damages caused by a wildfire that began in October 2020 in Orange County, California (the Silverado Fire) and that is purported to have damaged approximately 13,000 acres. The lawsuits allege the Silverado Fire originated from utility poles in the area, generally claiming that each defendant failed to adequately maintain, inspect, repair or replace its overhead facilities, equipment and utility poles and remove vegetation in the vicinity; that the utility poles were overloaded with equipment from shared usage; and that SCE failed to de-energize its facilities during red flag warnings for a Santa Ana wind event. The lawsuits allege the Silverado Fire started when SCE and T-Mobile equipment contacted each other and note the Orange County Fire Department is investigating whether a T-Mobile lashing wire contacted an SCE overhead primary conductor in high winds. T-Mobile has filed cross-complaints against SCE alleging, among other things, that the ignition site of the Silverado Fire encompassed two utility poles replaced by SCE or a third party engaged by SCE, and that certain equipment, including T-Mobile’s lashing wire, was not sufficiently re-secured after the utility pole replacements. One of Quanta’s subsidiaries performed planning and other services related to the two utility poles, and another Quanta subsidiary replaced the utility poles and reattached the electrical and telecommunication equipment to the new utility poles in March 2019, approximately 19 months before the Silverado Fire. Pursuant to the general terms of a master services agreement and a master consulting services agreement between the Quanta subsidiaries and SCE, the subsidiaries agreed to defend and indemnify SCE against certain claims arising with respect to performance or nonperformance under the agreements. The SCE tender letters seek contractual indemnification and defense from Quanta’s subsidiaries for the claims asserted against SCE in the lawsuits and the T-Mobile cross-complaints.
Quanta’s subsidiaries intend to vigorously defend against the lawsuits, the T-Mobile cross-complaints and any other claims asserted in connection with the Silverado Fire. Quanta will continue to review additional information in connection with

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

this matter as litigation and resolution efforts progress, and any such information may potentially allow Quanta to determine an estimate of potential loss, if any. As of June 30, 2025, Quanta had not recorded an accrual with respect to this matter, and Quanta is currently unable to reasonably estimate a range of reasonably possible loss, if any, because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability. Quanta also believes that to the extent its subsidiaries are determined to be liable for any damages resulting from this matter, its insurance would be applied to any such liabilities over its deductible amount and its insurance coverage would be adequate to cover such potential liabilities. However, the ultimate amount of any potential liability and insurance coverage in connection with this matter remains subject to uncertainties associated with pending and potential future litigation.
Insurance
Quanta is insured for, among other things, employer’s liability, workers’ compensation, auto liability, aviation and general liability claims. Quanta manages and maintains a portion of its risk through retentions and/or high deductibles, as well as, both directly and indirectly, through its wholly-owned captive insurance company. The captive insurance company reimburses all claims up to the amount of the applicable deductible of any third-party insurance programs, as well as certain additional exposure related to the general and auto liability programs, which together, in certain circumstances, can be up to $70.0 million per occurrence. As a supplement to its high-deductible primary insurance and captive programs, Quanta maintains insurance with excess insurance carriers for potential losses that exceed the amount of Quanta’s deductible and captive insurance obligations. Quanta renews its insurance policies on an annual basis, and therefore deductibles, captive insurance and/or reinsurance amounts, and levels of insurance coverage, may change in future periods. In addition, insurers may cancel Quanta’s coverage or determine to exclude certain items from coverage, or Quanta may elect not to obtain certain types or levels of insurance based on the potential benefits considered relative to the cost of such insurance or increase the amounts subject to self-insurance, deductibles or retention.
As of June 30, 2025 and December 31, 2024, the gross amount accrued for employer’s liability, workers’ compensation, auto liability, general liability, and group health claims totaled $448.9 million and $400.2 million, of which $293.2 million and $263.3 million are included in “Insurance and other non-current liabilities,” and the remainder is included in “Accounts payables and accrued expenses.” Related insurance recoveries/receivables as of June 30, 2025 and December 31, 2024 were $4.2 million and $4.9 million, of which $0.2 million and $0.8 million are included in “Prepaid expenses and other current assets” and $4.0 million and $4.1 million are included in “Other assets, net.” Losses under these insurance programs are accrued based upon Quanta’s estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of Quanta’s liability in proportion to other parties, the number of incidents not reported and the overall claims environment. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate.
Bonds
As of June 30, 2025, the total amount of the outstanding performance bonds was estimated to be approximately $11.7 billion. Quanta’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation.

14. DETAIL OF CERTAIN ACCOUNTS:
Cash and Cash Equivalents
As of June 30, 2025 and December 31, 2024, cash equivalents were $306.2 million and $347.5 million and consisted primarily of money market investments, money market mutual funds and short-term deposits.
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

	June 30, 2025	December 31, 2024
Cash and cash equivalents held by domestic joint ventures	$38,942	$71,646
Cash and cash equivalents held by foreign joint ventures	10,119	10,088
Total cash and cash equivalents held by joint ventures	49,061	81,734
Cash and cash equivalents held by captive insurance company	20,330	19,445
Cash and cash equivalents not held by joint ventures or captive insurance company	440,069	640,781
Total cash and cash equivalents	$509,460	$741,960
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$451,912	$268,093
Other current assets	195,834	201,245
Prepaid expenses and other current assets	$647,746	$469,338
As of June 30, 2025 and December 31, 2024, prepaid expenses primarily include prepaid job costs, prepaid insurance expense and prepaid software expense.
Other Intangible Assets
Quanta’s identifiable intangible assets were as follows (in thousands):

	June 30, 2025	December 31, 2024
Customer relationships	$2,636,906	$2,405,606
Backlog	476,860	442,459
Trade names	596,409	569,307
Non-compete agreements	63,023	61,589
Patented rights, developed technology, process certifications and other	35,355	35,317
Curriculum	15,979	15,618
Other intangible assets subject to amortization	3,824,532	3,529,896
Accumulated amortization	(1,902,589)	(1,672,359)
Other intangible assets subject to amortization, net	1,921,943	1,857,537
Engineering license	3,000	3,000
Other intangible assets, net	$1,924,943	$1,860,537
Property and Equipment
Accumulated depreciation related to property and equipment was $2.10 billion and $1.96 billion as of June 30, 2025 and December 31, 2024. In addition, Quanta held property and equipment, net of $186.2 million and $177.9 million in foreign countries, primarily Canada, as of June 30, 2025 and December 31, 2024.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable, trade	$2,344,092	$2,096,125
Accrued compensation and related expenses	648,989	651,893
Other accrued expenses	657,641	974,325
Accounts payable and accrued expenses	$3,650,722	$3,722,343
As of June 30, 2025, other accrued expenses primarily include the current portion of accrued insurance liabilities as further described in Note 13 and unearned revenues. As of December 31, 2024, other accrued expenses primarily include these same items as well as income and franchise taxes payable and contingent consideration as further described in Note 5.

15. SUPPLEMENTAL CASH FLOW INFORMATION:
Restricted cash includes any cash that is legally restricted as to withdrawal or usage. Reconciliations of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows are as follows (in thousands):

	June 30,
	2025	2024
Cash and cash equivalents	$509,460	$518,140
Restricted cash included in “Prepaid expenses and other current assets”	1,406	2,243
Restricted cash included in “Other assets, net”	1,887	1,364
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$512,753	$521,747

	December 31,
	2024	2023
Cash and cash equivalents	$741,960	$1,290,248
Restricted cash included in “Prepaid expenses and other current assets”	2,686	3,652
Restricted cash included in “Other assets, net”	1,364	1,141
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$746,010	$1,295,041
Additional supplemental cash flow information is as follows (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Cash (paid) received during the period for:
Interest paid	$(105,759)	$(80,807)
Income taxes paid (1)	$(293,128)	$(101,778)
Income tax refunds	$5,583	$1,355
(1) Income taxes paid during the six months ended June 30, 2025 include $8.9 million for the purchase of transferable tax credits from third parties.
Accrued capital expenditures were $20.0 million and $26.7 million as of June 30, 2025 and 2024. The impact of these items has been excluded from Quanta’s capital expenditures in the accompanying condensed consolidated statements of cash flows due to their non-cash nature.

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
During the three months ending March 31, 2025, our Chief Executive Officer reevaluated how performance of the business is assessed and how resources are allocated, which resulted in a change in the reporting of management’s internal financial information. As a result, beginning with the three months ended March 31, 2025, we began reporting the results of our two operating segments, which are also our two reportable segments: (1) Electric Infrastructure Solutions (Electric) and (2) Underground Utility and Infrastructure Solutions (Underground and Infrastructure). The Electric segment consists of the historical Electric Power Infrastructure Solutions and the Renewable Energy Infrastructure Solutions segments. In conjunction with this change, certain prior period amounts have been recast to conform to this new segment reporting structure.
Overview
Our second quarter 2025 results reflect increased demand for our services, as consolidated revenues and operating income increased as compared to the second quarter of 2024, due to increased revenues and operating income for both our Electric and Underground and Infrastructure segments.
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
During the six months ended June 30, 2025, increased revenues and operating income contributed to $538.9 million of net cash provided by operating activities, which was a 14% decrease compared to the six months ended June 30, 2024. This cash provided by operating activities, along with borrowings under our commercial paper program, allowed us to execute our business plan, including the strategic acquisitions of certain businesses and investments in unconsolidated affiliates, for which we utilized $734.4 million of cash; repurchases of $134.6 million of common stock, and payments of $30.3 million in dividends associated with our common stock. Additionally, as of June 30, 2025, available commitments under our senior credit facility, combined with our cash and cash equivalents, totaled $2.64 billion.
In July 2025, we acquired Dynamic Systems (DSI), LLC (Dynamic Systems), which provides turnkey mechanical, plumbing and process infrastructure solutions to a diversified customer base that includes technology, semiconductor, healthcare and other load center markets. The upfront consideration, subject to certain adjustments, was approximately $1.35 billion, consisting of cash and approximately $200 million of Quanta common stock. Additionally, as further described in Note 5 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly

Report, there is also a potential earnout payment of up to $216.0 million associated with this acquisition. Also in July 2025, we utilized approximately $700.0 million of borrowings under our commercial paper program and availability under our revolving credit facility to finance the cash portion of the acquisition of Dynamic Systems. See Note 8 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
We expect the strong demand for our services will continue. Our remaining performance obligations and backlog were $19.16 billion and $35.84 billion as of June 30, 2025, representing increases of 14.3% and 3.8% relative to December 31, 2024. For a reconciliation of backlog to remaining performance obligations, the most comparable financial measure prepared in conformity with generally accepted accounting principles in the United States (GAAP), see Non-GAAP Financial Measures below.

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

Results of Operations
Consolidated Results
Three months ended June 30, 2025 compared to the three months ended June 30, 2024
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands).

	Three Months Ended June 30,				Change
	2025		2024		$	%
Revenues	$6,773,007	100.0%	$5,594,387	100.0%	$1,178,620	21.1%
Cost of services	5,765,433	85.1	4,783,056	85.5	982,377	20.5%
Gross profit	1,007,574	14.9	811,331	14.5	196,243	24.2%
Equity in earnings of integral unconsolidated affiliates	14,444	0.2	8,586	0.2	5,858	68.2%
Selling, general and administrative expenses	(528,355)	(7.8)	(432,356)	(7.7)	(95,999)	22.2%
Amortization of intangible assets	(113,178)	(1.6)	(79,214)	(1.5)	(33,964)	42.9%
Change in fair value of contingent consideration liabilities	(10,203)	(0.2)	(1,117)	—	(9,086)	813.4%
Operating income	370,282	5.5	307,230	5.5	63,052	20.5%
Interest and other financing expenses	(59,579)	(0.9)	(45,321)	(0.8)	(14,258)	31.5%
Interest income	3,782	0.1	3,557	0.1	225	6.3%
Other income, net	4,138	—	1,617	—	2,521	155.9%
Income before income taxes	318,623	4.7	267,083	4.8	51,540	19.3%
Provision for income taxes	85,100	1.3	75,199	1.4	9,901	13.2%
Net income	233,523	3.4	191,884	3.4	41,639	21.7%
Less: Net income attributable to non-controlling interests	4,273	—	3,725	—	548	14.7%
Net income attributable to common stock	$229,250	3.4%	$188,159	3.4%	$41,091	21.8%
Revenues. Revenues increased due to a $971.2 million increase in revenues from our Electric segment and a $207.4 million increase in revenues from our Underground and Infrastructure segment. See Segment Results below for additional information and discussion related to segment revenues.
Cost of services. Costs of services primarily includes wages, benefits, subcontractor costs, materials, equipment, and other direct and indirect costs, including related depreciation. The increase in cost of services generally correlates to the increase in revenues.
Selling, general and administrative expenses. The increase was primarily attributable to a $58.5 million increase related to recently acquired businesses and a $15.7 million increase in acquisition and integration costs.
Amortization of intangible assets. The increase was related to incremental amortization expense associated with recent acquisitions since June 2024, primarily the acquisition of CEI.
Operating income. Operating income was positively impacted by a $126.0 million increase in operating income for our Electric segment, partially offset by a $72.1 million increase in corporate and non-allocated costs, which includes amortization expense. Results for each of our business segments and our corporate and non-allocated costs are discussed in Segment Results below.
Interest and other financing expenses. The majority of the increase resulted from higher levels of principal on fixed rate debt balances as compared to the three months ended June 30, 2024. This increase resulted primarily from the issuance of $1.25 billion of aggregate principal amount of senior notes in August 2024, partially offset by the repayment of $500 million principal amount of senior notes in October 2024.
Provision for income taxes. The effective income tax rates for the three months ended June 30, 2025 and 2024 were 26.7% and 28.2%. The lower effective tax rate for the three months ended June 30, 2025 was primarily due to the recognition, as a component of our annual effective tax rate, of certain tax credits generated by one of our investments in a non-integral unconsolidated affiliate during the year ended December 31, 2025.

Comprehensive income attributable to common stock. See Statements of Comprehensive Income in Item 1. Financial Statements of Part I of this Quarterly Report. Comprehensive income attributable to common stock increased by $123.9 million in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to an $83.0 million increase in foreign currency translation adjustments and a $41.6 million increase in net income. The predominant functional currencies for our operations outside the U.S. are Canadian and Australian dollars. Foreign currency translation adjustment gains for the three months ended June 30, 2025 primarily resulted from the weakening of the U.S. dollar against the Canadian and Australian dollars as of June 30, 2025 when compared to March 31, 2025.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Six Months Ended June 30,				Change
	2025		2024		$	%
Revenues	$13,006,341	100.0%	$10,626,206	100.0%	$2,380,135	22.4%
Cost of services	11,164,730	85.8	9,191,381	86.5	1,973,349	21.5%
Gross profit	1,841,611	14.2	1,434,825	13.5	406,786	28.4%
Equity in earnings of integral unconsolidated affiliates	27,373	0.2	20,920	0.2	6,453	30.8%
Selling, general and administrative expenses	(1,022,321)	(7.9)	(834,696)	(7.9)	(187,625)	22.5%
Amortization of intangible assets	(222,740)	(1.7)	(156,725)	(1.4)	(66,015)	42.1%
Change in fair value of contingent consideration liabilities	(14,560)	(0.1)	(1,740)	—	(12,820)	736.8%
Operating income	609,363	4.7	462,584	4.4	146,779	31.7%
Interest and other financing expenses	(113,891)	(0.9)	(86,393)	(0.8)	(27,498)	31.8%
Interest income	7,623	0.1	11,580	0.1	(3,957)	(34.2)%
Other income, net	4,377	—	26,499	0.2	(22,122)	(83.5)%
Income before income taxes	507,472	3.9	414,270	3.9	93,202	22.5%
Provision for income taxes	124,980	1.0	96,295	0.9	28,685	29.8%
Net income	382,492	2.9	317,975	3.0	64,517	20.3%
Less: Net income attributable to non-controlling interests	8,984	—	11,456	0.1	(2,472)	(21.6)%
Net income attributable to common stock	$373,508	2.9%	$306,519	2.9%	$66,989	21.9%
Revenues. Revenues increased due to a $2.00 billion increase in revenues from our Electric segment and a $375.7 million increase in revenues from our Underground and Infrastructure segment. See Segment Results below for additional information and discussion related to segment revenues.
Cost of services. Costs of services primarily includes wages, benefits, subcontractor costs, materials, equipment, and other direct and indirect costs, including related depreciation. The increase in cost of services generally correlates to the increase in revenues.
Selling, general and administrative expenses. The increase was primarily attributable to a $112.4 million increase related to recently acquired businesses and a $34.4 million increase in compensation expense, largely associated with increased incentive compensation due also to increased levels of profitability. Also contributing to the increase was an $20.0 million increase in acquisition and integration costs.
Amortization of intangible assets. The increase was related to incremental amortization expense associated with acquisitions since June 2024, including CEI.
Operating income. Operating income was positively impacted by a $231.3 million increase in operating income for our Electric segment and a $39.1 million increase in operating income for our Underground and Infrastructure segment, partially offset by a $123.6 million increase in corporate and non-allocated costs, which includes amortization expense. Results for each of our business segments and corporate and non-allocated costs are discussed in Segment Results below.
Interest and other financing expenses. The majority of the increase resulted from higher levels of principal on fixed rate debt balances as compared to the six months ended June 30, 2024. This increase resulted primarily from the issuance of $1.25 billion of aggregate principal amount of senior notes in August 2024, partially offset by the repayment of $500 million principal amount of senior notes in October 2024.
Other income (expense), net. The decrease was primarily attributable to $16.4 million recognized in the six months ended June 30, 2024 resulting from the equity in earnings and the gain from the sale of an investment in a non-integral unconsolidated affiliate, $5.0 million of which was attributable to a non-controlling interest, as further described in Note 6 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Provision for income taxes. The effective income tax rates for the six months ended June 30, 2025 and 2024 were 24.6% and 23.2%. The higher effective tax rate for the six months ended June 30, 2025 was primarily due to a lower tax benefit from equity incentive awards. This benefit impacted the effective tax rate for the six months ended June 30, 2025 by $14.7 million, compared to $22.4 million in the six months ended June 30, 2024.
Comprehensive income attributable to common stock. See Statements of Comprehensive Income in Item 1. Financial Statements of Part I of this Quarterly Report. Comprehensive income attributable to common stock increased by $180.8 million in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to a $113.4 million increase in foreign currency translation adjustments and a $64.5 million increase in net income. The predominant functional currencies for our operations outside the U.S. are Canadian and Australian dollars. Foreign currency translation gains primarily resulted from the weakening of the U.S. dollar against the Canadian and Australian dollars as of June 30, 2025 when compared to December 31, 2024.
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
Three months ended June 30, 2025 compared to the three months ended June 30, 2024
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands), with certain of our segment results of operations recast to conform to our current segment reporting structure as described above:

	Three Months Ended June 30,				Change
	2025		2024		$	%
Revenues:
Electric	$5,458,074	80.6%	$4,486,880	80.2%	$971,194	21.6%
Underground and Infrastructure	1,314,933	19.4	1,107,507	19.8	207,426	18.7%
Consolidated revenues	$6,773,007	100.0%	$5,594,387	100.0%	$1,178,620	21.1%
Operating income (loss):
Electric	$552,620	10.1%	$426,581	9.5%	$126,039	29.5%
Underground and Infrastructure	90,703	6.9%	81,593	7.4%	9,110	11.2%
Corporate and Non-Allocated Costs	(273,041)	(4.0)%	(200,944)	(3.6)%	(72,097)	35.9%
Consolidated operating income	$370,282	5.5%	$307,230	5.5%	$63,052	20.5%

Electric Segment Results
Revenues. The increase in revenues for the three months ended June 30, 2025 was primarily due to approximately $750 million in revenues attributable to acquired businesses as well as increased demand for our services.
Operating Income. The increase in operating income for the three months ended June 30, 2025 was primarily due to the increase in revenues. The increase in operating margin for the three months ended June 30, 2025 was primarily due to the increase in revenues and the overall mix of work performed in the period.

Underground and Infrastructure Segment Results
Revenues. The increase in revenues for the three months ended June 30, 2025 was primarily due to approximately $105 million in revenues attributable to acquired businesses as well as increased demand for our services.
Operating Income. The increase in operating income for the three months ended June 30, 2025 was primarily due to increased revenues. The decrease in operating margin for the three months ended June 30, 2025 was primarily due to an increase in estimates due to subcontractor management on an industrial project, partially offset by the overall mix of work performed in the period.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the three months ended June 30, 2025 was primarily due to a $34.0 million increase in intangible asset amortization expense associated with recent acquisitions, including CEI, and a $14.1 million increase in compensation expense, which was primarily attributable to increased incentive compensation expense due to increased levels of profitability and non-cash stock compensation expense in support of business growth. Also contributing to the increase was an $11.7 million increase in acquisition and integration costs.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Six Months Ended June 30,				Change
	2025		2024		$	%
Revenues:
Electric	$10,402,465	80.0%	$8,398,004	79.0%	$2,004,461	23.9%
Underground and Infrastructure	2,603,876	20.0	2,228,202	21.0	375,674	16.9%
Consolidated revenues	$13,006,341	100.0%	$10,626,206	100.0%	$2,380,135	22.4%
Operating income (loss):
Electric	$960,784	9.2%	$729,452	8.7%	$231,332	31.7%
Underground and Infrastructure	167,570	6.4%	128,481	5.8%	39,089	30.4%
Corporate and Non-Allocated Costs	(518,991)	(4.0)%	(395,349)	(3.7)%	(123,642)	31.3%
Consolidated operating income	$609,363	4.7%	$462,584	4.4%	$146,779	31.7%

Electric Segment Results
Revenues. The increase in revenues for the six months ended June 30, 2025 was primarily due to approximately $1.54 billion in revenues attributable to acquired businesses as well as increased demand for our services.
Operating Income. The increase in operating income for the six months ended June 30, 2025 was primarily due to the increase in revenues. The increase in operating margin for the six months ended June 30, 2025 was primarily due to the increase in revenues and improved execution in power generation, partially offset by lower operating margins associated with telecommunication projects. Operating margin for the six months ended June 30, 2024 was negatively impacted by decreased operating income margins on various solar projects in the United States that were the result of decreased productivity.
Underground and Infrastructure Segment Results
Revenues. The increase in revenues for the six months ended June 30, 2025 was primarily due to approximately $200 million in revenues attributable to acquired businesses as well as increased demand for our services.
Operating Income. The increase in operating income and operating margin for the six months ended June 30, 2025 was primarily due to increased revenues, which contributed to higher levels of fixed cost absorption, as well as the overall mix of work performed during the period. Operating margin for the six months ended June 30, 2024 was negatively impacted by an $11.2 million loss related to the disposition of a non-core business.

Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the six months ended June 30, 2025 was primarily due to a $66.0 million increase in intangible asset amortization and a $23.4 million increase in compensation expense, which was attributable to increased salaries, incentive compensation and non-cash stock compensation expense in support of business growth and increased incentive compensation is also due to increased levels of profitability. Also contributing to the increase was an $11.6 million increase in acquisition and integration costs.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income attributable to common stock (GAAP as reported)	$229,250	$188,159	$373,508	$306,519
Interest and other financing expenses	59,579	45,321	113,891	86,393
Interest income	(3,782)	(3,557)	(7,623)	(11,580)
Provision for income taxes	85,100	75,199	124,980	96,295
Depreciation expense	98,725	83,651	196,839	172,546
Amortization of intangible assets	113,178	79,214	222,740	156,725
Interest, income taxes, depreciation and amortization included in equity in earnings of integral unconsolidated affiliates	7,340	7,224	12,740	10,224
EBITDA	589,390	475,211	1,037,075	817,122
Non-cash stock-based compensation	44,071	37,250	82,222	72,581
Acquisition and integration costs (1)	24,599	8,857	38,374	18,408
Equity in losses (earnings) of non-integral unconsolidated affiliates	499	507	417	(3,075)
Loss on disposition of business, net (2)	—	288	—	3,708
Change in fair value of contingent consideration liabilities	10,203	1,117	14,560	1,740
Adjusted EBITDA	$668,762	$523,230	$1,172,648	$910,484
(1) The amounts for the three and six months ended June 30, 2025 include $4.2 million and $8.5 million that, pursuant to an acquisition purchase agreement, were withheld from the sellers’ proceeds, to be paid to certain employees upon satisfaction of post-closing service obligations.
(2) The amount for the six months ended June 30, 2024 is a loss of $11.2 million on the disposition of a non-core business, partially offset by a gain of $7.5 million as a result of the sale of a non-integral equity method investment.
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
As of June 30, 2025 and December 31, 2024, MSAs accounted for 39% and 38% of our estimated 12-month backlog and 46% and 48% of our total backlog. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts can be terminated on short notice even if we are not in default. We determine the estimated backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining estimated backlog. As a result, estimates for remaining performance obligations and backlog are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.

The following table reconciles total remaining performance obligations to our backlog (a non-GAAP financial measure) by reportable segment along with estimates of amounts expected to be realized within 12 months (in thousands):

	June 30, 2025		December 31, 2024
	12 Month	Total	12 Month	Total
Electric
Remaining performance obligations	$11,231,906	$17,963,215	$10,297,410	$15,654,028
Estimated orders under MSAs and short-term, non-fixed price contracts	5,946,397	12,320,083	6,198,603	12,973,779
Backlog (1)	$17,178,303	$30,283,298	$16,496,013	$28,627,807

Underground and Infrastructure
Remaining performance obligations	$909,409	$1,197,644	$953,983	$1,104,609
Estimated orders under MSAs and short-term, non-fixed price contracts	1,960,403	4,363,593	2,321,941	4,806,408
Backlog	$2,869,812	$5,561,237	$3,275,924	$5,911,017

Total
Remaining performance obligations	$12,141,315	$19,160,859	$11,251,393	$16,758,637
Estimated orders under MSAs and short-term, non-fixed price contracts	7,906,800	16,683,676	8,520,544	17,780,187
Backlog	$20,048,115	$35,844,535	$19,771,937	$34,538,824
(1) Excludes backlog from contracts that are still subject to certain regulatory approvals.
The increases in both remaining performance obligations and backlog from December 31, 2024 to June 30, 2025 were partially due to the impact of acquisitions that occurred in the six months ended June 30, 2025 as well as new project awards with existing customers.

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
Cash Requirements and Capital Allocation
During the six months ended June 30, 2025, there were no material changes outside the ordinary course of business in the specified contractual obligations or changes to our capital allocation priorities as set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of the 2024 Annual Report. We anticipate that our future cash flows from operating activities, cash and cash equivalents on hand, existing borrowing capacity under our senior credit facility and commercial paper program and ability to access capital markets for additional capital will provide sufficient funds to enable us to meet our cash requirements for the next twelve months and over the longer term.
On July 25, 2025, we utilized $700.0 million of borrowings under our commercial paper program and availability under our revolving credit facility to finance the cash portion of the acquisition of Dynamic Systems.
During the six months ended June 30, 2025, we completed the acquisition of four businesses in which a portion of the consideration, net of cash acquired, consisted of $586.1 million in cash paid on the respective acquisition dates, funded with a combination of cash and cash equivalents and borrowings from our commercial paper program. For additional information regarding our recent acquisitions, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in Item 1.

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
Our available commitments under our senior credit facility and cash and cash equivalents as of June 30, 2025 were as follows (in thousands):

June 30, 2025
Total capacity available for revolving loans, credit support for commercial paper program and letters of credit	$2,800,000
Less:
Commercial paper program notes outstanding (1)	600,000
Letters of credit outstanding	69,074
Available commitments for revolving loans, credit support for commercial paper notes and letters of credit	2,130,926
Plus:
Cash and cash equivalents (2)	509,460
Total	$2,640,386
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
(2)     Further information with respect to our cash and cash equivalents is set forth below and in Note 14 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. This amount includes $305.4 million in jurisdictions outside of the U.S., principally in Australia. There are currently no legal or economic restrictions that would materially impede our ability to repatriate such cash.
Subsequent to June 30, 2025, we extended the maturity date for revolving loans under the credit agreement for our senior credit facility from July 31, 2029 to July 31, 2030.
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
We are evaluating our longer-term debt financing options, and we may seek to access the capital markets from time to time to raise additional capital, increase liquidity as we deem necessary, refinance or extend the term of our existing indebtedness, fund acquisitions or otherwise fund our capital needs. While our financial strategy and consistent performance have allowed us to maintain investment grade ratings, our ability to access capital markets in the future depends on a number of factors, including our financial performance and financial position, our credit ratings, industry conditions, general economic conditions, our backlog, capital expenditure commitments, market conditions and market perceptions of us and our industry. In July 2025, Moody’s revised its outlook on our Baa3 investment grade ratings from stable to positive.
Sources and Uses of Cash, Cash Equivalents and Restricted Cash During the Six Months Ended June 30, 2025 and 2024
In summary, our cash flows for each period were as follows (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Net cash provided by operating activities	$538,909	$629,267
Net cash used in investing activities	$(980,546)	$(589,260)
Net cash provided by (used in) financing activities	$186,747	$(806,298)
Operating Activities
Net cash provided by operating activities of $538.9 million and $629.3 million in the six months ended June 30, 2025 and 2024 primarily reflected earnings adjusted for non-cash items and cash provided and used by the main components of working capital: “Accounts and notes receivable,” “Contract assets,” “Prepaid expenses and other current assets,” “Accounts payable and accrued expenses,” and “Contract liabilities.”
Days sales outstanding (DSO) represents the average number of days it takes revenues to be converted into cash, which management believes is an important metric for assessing liquidity. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets, less contract liabilities, and divided by average revenues per day during the quarter. DSO as of June 30, 2025 was 62 days, which was lower than DSO of 68 days as of June 30, 2024 and lower than our five-year historical average DSO of 76 days. This decrease in DSO as compared to June 30, 2024 was partially due to favorable billing terms on certain large projects. Negatively impacting DSO and cash flow from operating activities for both the six months ended June 30, 2025 and 2024 were unapproved change orders and claims included in contract assets from the large renewable transmission project in Canada further described in Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. Net cash provided by operating activities for the six months ended June 30, 2025 was negatively impacted by payment of approximately $109.1 million related to the deferral of 2024 quarterly federal income tax pursuant to federal disaster relief.
Investing Activities
Net cash used in investing activities in the six months ended June 30, 2025 included $586.1 million related to acquisitions, $273.1 million of capital expenditures and $148.3 million of cash paid primarily for an integral equity method investment.
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

Financing Activities
Net cash provided by financing activities in the six months ended June 30, 2025 was primarily due to $557.8 million net borrowings under our commercial paper program, partially offset by $134.6 million of repurchases of common stock, $102.6 million of payments for contingent consideration liabilities, $72.6 million of payments to satisfy tax withholding obligations associated with stock-based compensation and $30.3 million for the payment of dividends.
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

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2025. Our primary exposure to market risk relates to unfavorable changes in interest rates and currency exchange rates. Refer to the information on financial market risk related to changes in interest rates and foreign currency exchange rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our 2024 Annual Report.

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
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b), as such disclosure controls and procedures are defined in

Rule 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Evaluation of Internal Control over Financial Reporting
We acquired four businesses during the six months ended June 30, 2025. We are in the process of integrating these acquired businesses into our overall internal control over financial reporting process.
Except as noted above, there has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On May 19, 2025, we completed the acquisition of a minority interest in which a portion of the consideration for the interest consisted of the unregistered issuance of shares of our common stock. On May 22, 2025 and June 20, 2025, we settled contingent consideration liabilities related to certain acquisitions, and a portion of the settlement consisted of the unregistered issuance of shares of our common stock. The aggregate settlement for these acquisitions included 257,357 shares of our common stock, valued at $86.0 million based on each respective measurement date. Additionally, subsequent to June 30, 2025, we completed an acquisition on July 25, 2025, in which a portion of the consideration for the acquisition consisted of the unregistered issuance of shares of our common stock. The aggregate consideration paid at closing in this acquisition included 518,772 shares of our common stock, valued at $218.8 million as of the acquisition date.
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
Issuer Purchases of Equity Securities During the Second Quarter of 2025
The following table contains information about our purchases of equity securities during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
April 1 - 30, 2025
Open Market Stock Repurchases (1)	67,172	$238.00	67,172	$365,095,093
Tax Withholding (2)	1,247	$271.89	—
May 1 - 31, 2025
Open Market Stock Repurchases (1)	—	$—	—	$365,095,093
Tax Withholding (2)	615	$294.48	—
June 1 - 30, 2025
Open Market Stock Repurchases (1)	—	$—	—	$365,095,093
Tax Withholding (2)	1,283	$339.06	—
As of June 30, 2025	70,317		67,172	$365,095,093

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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Insider Trading Arrangements
During the three months ended June 30, 2025, no director or officer of Quanta adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits.

Exhibit No.		Description
3.1		Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.2 to Quanta’s Form 8-K filed May 31, 2024 and incorporated herein by reference)
3.2		Bylaws of Quanta Services, Inc., as amended and restated January 13, 2023 (previously filed as Exhibit 3.1 to Quanta’s Form 8-K filed January 19, 2023 and incorporated herein by reference)
10.1	^	Amendment No. 2 to the Quanta Services, Inc. 2019 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.3 to Quanta’s Form 8-K filed May 29, 2025 and incorporated herein by reference)
10.2	*^	Employee Transition Agreement, dated May 29, 2025, by and between Quanta Services, Inc. and Derrick Jensen
31.1	*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	*	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	*
The following financial statements from Quanta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and with detailed tags

104	*	The cover page from Quanta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101)
_______________________________________

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTA SERVICES, INC.

By:	/s/ PAUL M. NOBEL
Paul M. Nobel Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: July 31, 2025