Form 10-Q
period 2025-09-30
QUANTA SERVICES, INC.
filed 2025-10-30
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of October 27, 2025, the number of outstanding shares of Common Stock of the registrant was 149,115,887.

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
•The expected impact of changes and potential changes in climate and the physical and transition risks associated with changes in climate;
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
•Adverse weather conditions, natural disasters and other emergencies, including wildfires, pandemics, hurricanes, tropical storms, floods, debris flows, earthquakes and other geological- and weather-related hazards, as well as the impact of changes in climate;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$610,387	$741,960
Accounts receivable, net	6,356,064	5,170,935
Contract assets	1,563,919	1,208,619
Inventories	333,710	260,181
Prepaid expenses and other current assets	605,187	469,338
Total current assets	9,469,267	7,851,033
Property and equipment, net	2,979,567	2,700,277
Operating lease right-of-use assets	365,358	299,895
Other assets, net	903,536	655,709
Other intangible assets, net	2,324,580	1,860,537
Goodwill	6,701,458	5,316,443
Total assets	$22,743,766	$18,683,894
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$97,351	$62,680
Current portion of operating lease liabilities	107,503	94,162
Accounts payable and accrued expenses	4,394,186	3,722,343
Contract liabilities	2,445,429	2,149,328
Total current liabilities	7,044,469	6,028,513
Long-term debt, net of current maturities	5,532,252	4,099,756
Operating lease liabilities, net of current portion	280,974	222,359
Deferred income taxes	451,829	353,268
Insurance and other non-current liabilities	1,030,456	650,281
Total liabilities	14,339,980	11,354,177
Commitments and Contingencies
Equity:
Common stock, $0.00001 par value, 600,000,000 shares authorized, 179,037,458 and 176,718,480 shares issued, and 149,113,220 and 147,678,512 shares outstanding	2	2
Additional paid-in capital	4,039,404	3,444,108
Retained earnings	6,375,282	5,707,286
Accumulated other comprehensive loss	(325,908)	(372,708)
Treasury stock, 29,924,238 and 29,039,968 common shares	(1,693,002)	(1,460,957)
Total stockholders’ equity	8,395,778	7,317,731
Non-controlling interests	8,008	11,986
Total equity	8,403,786	7,329,717
Total liabilities and equity	$22,743,766	$18,683,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$7,631,408	$6,493,167	$20,637,749	$17,119,373
Cost of services	6,414,974	5,480,597	17,579,704	14,671,978
Gross profit	1,216,434	1,012,570	3,058,045	2,447,395
Equity in earnings of integral unconsolidated affiliates	13,731	14,015	41,104	34,935
Selling, general and administrative expenses	(572,950)	(483,878)	(1,595,271)	(1,318,574)
Amortization of intangible assets	(133,195)	(110,422)	(355,935)	(267,147)
Change in fair value of contingent consideration liabilities	(6,803)	(1,124)	(21,363)	(2,864)
Operating income	517,217	431,161	1,126,580	893,745
Interest and other financing expenses	(71,806)	(59,950)	(185,697)	(146,343)
Interest income	3,722	7,237	11,345	18,817
Other income, net	13,311	2,994	17,688	29,493
Income before income taxes	462,444	381,442	969,916	795,712
Provision for income taxes	119,605	82,421	244,585	178,716
Net income	342,839	299,021	725,331	616,996
Less: Net income attributable to non-controlling interests	3,419	5,836	12,403	17,292
Net income attributable to common stock	$339,420	$293,185	$712,928	$599,704

Earnings per share attributable to common stock:
Basic	$2.28	$1.99	$4.80	$4.09
Diluted	$2.24	$1.95	$4.72	$4.00

Shares used in computing earnings per share:
Weighted average basic shares outstanding	149,039	147,394	148,590	146,639
Weighted average diluted shares outstanding	151,496	150,556	151,128	149,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$342,839	$299,021	$725,331	$616,996
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustment (loss) gain	(27,215)	17,694	46,338	(22,104)
Other comprehensive income	17	—	462	—
Other comprehensive (loss) income, net of taxes	(27,198)	17,694	46,800	(22,104)
Comprehensive income	315,641	316,715	772,131	594,892
Less: Comprehensive income attributable to non-controlling interests	3,419	5,836	12,403	17,292
Comprehensive income attributable to common stock	$312,222	$310,879	$759,728	$577,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$725,331	$616,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	300,714	262,525
Amortization of intangible assets	355,935	267,147
Equity in earnings of unconsolidated affiliates, net of distributions	(6,673)	6,002
Deferred income tax expense (benefit)	73,433	(1,847)
Non-cash stock-based compensation	129,121	110,815
Other non-cash adjustments, net	24,822	(2,430)
Changes in assets and liabilities, net of non-cash transactions:
Accounts, notes and retainage receivable	(780,448)	(399,501)
Contract assets	(321,659)	154,425
Inventories	(70,821)	(50,732)
Prepaid expenses and other current assets	(135,670)	3,091
Accounts payable and accrued expenses, insurance and other non-current liabilities	701,740	331,260
Contract liabilities	124,823	77,205
Other assets and liabilities, net	(18,243)	(5,775)
Net cash provided by operating activities	1,102,405	1,369,181
Cash Flows from Investing Activities:
Capital expenditures	(415,560)	(457,093)
Proceeds from sale of and insurance settlements related to property and equipment	39,439	67,230
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(1,783,250)	(1,724,440)
Investments in unconsolidated affiliates and other	(149,201)	(72,609)
Proceeds from the sale or settlement of certain investments	17,012	29,239
Other, net	5,874	30,525
Net cash used in investing activities	(2,285,686)	(2,127,148)
Cash Flows from Financing Activities:
Borrowings under credit facility and commercial paper program	36,838,696	11,905,853
Payments under credit facility and commercial paper program	(36,889,918)	(12,696,895)
Net proceeds from notes offering	1,488,995	1,238,741
Payments of contingent consideration liabilities recorded at acquisition date	(102,558)	—
Payments related to tax withholding for stock-based compensation	(97,610)	(140,625)
Payments of dividends	(45,387)	(40,769)
Repurchase of common stock	(134,555)	—
Other, net	(26,254)	(38,878)
Net cash provided by (used in) financing activities	1,031,409	227,427

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	19,538	4,267
Net decrease in cash, cash equivalents and restricted cash	(132,334)	(526,273)
Cash, cash equivalents and restricted cash, beginning of period	746,010	1,295,041
Cash, cash equivalents and restricted cash, end of period	$613,676	$768,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares Outstanding	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance at December 31, 2024	147,678,512	$2	$3,444,108	$5,707,286	$(372,708)	$(1,460,957)	$7,317,731	$11,986	$7,329,717
Other comprehensive income	—	—	—	—	222	—	222	—	222
Acquisitions	515,822	—	161,554	—	—	—	161,554	—	161,554
Stock-based compensation activity	540,552	—	38,564	—	—	(72,012)	(33,448)	—	(33,448)
Common stock repurchases	(471,387)	—	—	—	—	(118,568)	(118,568)	—	(118,568)
Dividends declared ($0.10 per share)	—	—	—	(15,089)	—	—	(15,089)	—	(15,089)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(985)	(985)
Other	—	—	—	—	—	—	—	—	—
Net income	—	—	—	144,258	—	—	144,258	4,711	148,969
Balance at March 31, 2025	148,263,499	$2	$3,644,226	$5,836,455	$(372,486)	$(1,651,537)	$7,456,660	$15,712	$7,472,372
Other comprehensive income	—	—	—	—	73,776	—	73,776	—	73,776
Acquisitions	257,357	—	85,971	—	—	—	85,971	—	85,971
Stock-based compensation activity	28,328	—	43,615	—	—	(579)	43,036	—	43,036
Common stock repurchases	(67,172)	—	—	—	—	(15,987)	(15,987)	—	(15,987)
Dividends declared ($0.10 per share)	—	—	—	(15,104)	—	—	(15,104)	—	(15,104)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8,559)	(8,559)
Other	—	—	—	—	—	—	—	(254)	(254)
Net income	—	—	—	229,250	—	—	229,250	4,273	233,523
Balance at June 30, 2025	148,482,012	$2	$3,773,812	$6,050,601	$(298,710)	$(1,668,103)	$7,857,602	$11,172	$7,868,774
Other comprehensive loss	—	—	—	—	(27,198)	—	(27,198)	—	(27,198)
Acquisitions	518,772	—	218,756	—	—	—	218,756	—	218,756
Stock-based compensation activity	112,436	—	46,836	—	—	(24,899)	21,937	—	21,937
Dividends declared ($0.10 per share)	—	—	—	(14,739)	—	—	(14,739)	—	(14,739)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(6,583)	(6,583)
Net income	—	—	—	339,420	—	—	339,420	3,419	342,839
Balance at September 30, 2025	149,113,220	$2	$4,039,404	$6,375,282	$(325,908)	$(1,693,002)	$8,395,778	$8,008	$8,403,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Shares Outstanding	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance at December 31, 2023	145,508,549	$2	$3,002,652	$4,858,066	$(282,945)	$(1,305,534)	$6,272,241	$11,114	$6,283,355
Other comprehensive loss	—	—	—	—	(30,740)	—	(30,740)	—	(30,740)
Acquisitions	250,539	—	51,768	—	—	—	51,768	—	51,768
Stock-based compensation activity	625,122	—	35,822	—	—	(77,351)	(41,529)	—	(41,529)
Dividends declared ($0.09 per share)	—	—	—	(13,477)	—	—	(13,477)	—	(13,477)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8,199)	(8,199)
Net income	—	—	—	118,360	—	—	118,360	7,731	126,091
Balance at March 31, 2024	146,384,210	$2	$3,090,242	$4,962,949	$(313,685)	$(1,382,885)	$6,356,623	$10,646	$6,367,269
Other comprehensive loss	—	—	—	—	(9,058)	—	(9,058)	—	(9,058)
Acquisitions	35,886	—	9,054	—	—	—	9,054	—	9,054
Stock-based compensation activity	23,935	—	37,119	—	—	(739)	36,380	—	36,380
Dividends declared ($0.09 per share)	—	—	—	(13,521)	—	—	(13,521)	—	(13,521)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(934)	(934)
Net income	—	—	—	188,159	—	—	188,159	3,725	191,884
Balance at June 30, 2024	146,444,031	$2	$3,136,415	$5,137,587	$(322,743)	$(1,383,624)	$6,567,637	$13,437	$6,581,074
Other comprehensive income	—	—	—	—	17,694	—	17,694	—	17,694
Acquisitions	930,973	—	230,240	—	—	—	230,240	—	230,240
Stock-based compensation activity	226,539	—	38,457	—	—	(63,064)	(24,607)	—	(24,607)
Dividends declared ($0.09 per share)	—	—	—	(13,532)	—	—	(13,532)	—	(13,532)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(865)	(865)
Net income	—	—	—	293,185	—	—	293,185	5,836	299,021
Balance at September 30, 2024	147,601,543	$2	$3,405,112	$5,417,240	$(305,049)	$(1,446,688)	$7,070,617	$18,408	$7,089,025

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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

1. BUSINESS AND ORGANIZATION, BASIS OF PRESENTATION AND ACCOUNTING POLICIES:
Quanta Services, Inc. (together with its subsidiaries, Quanta) is a leading provider of comprehensive infrastructure solutions for the electric and gas utility, renewable energy, technology, communications, pipeline and energy industries in the United States, Canada, Australia and select other international markets. We provide engineering, procurement, construction, upgrade and repair and maintenance services for infrastructure within each of these industries, including electric power transmission and distribution networks; substation facilities; wind and solar generation and transmission and battery storage facilities; electrical and mechanical systems for data center, commercial and industrial facilities; communications and cable multi-system operator networks; gas utility systems; pipeline transmission systems and facilities; and downstream industrial facilities.
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

2. NEW ACCOUNTING PRONOUNCEMENTS:
New Accounting Pronouncements Not Yet Adopted
In September 2025, the FASB issued an update that clarifies the threshold entities apply to begin capitalizing costs related to software. The standard removes all references to the project stages and requires entities to begin capitalizing software costs when both of the following occur: (1) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. This update is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption and a prospective, retrospective or modified transition approach are permitted. Quanta is currently assessing the effect of this update.
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
In December 2023, the FASB issued an update that expands disclosures for tax rate reconciliation tables, primarily by requiring disaggregation of income taxes paid by jurisdiction, as well as greater disaggregation within the rate reconciliation. This update is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025. Early adoption and retrospective application are permitted. Quanta is currently assessing the effect of this update and will adopt it in its Form 10-K for the year ended December 31, 2025.

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
The following tables present Quanta’s revenue disaggregated by contract type and by geographic location, as determined by the job location (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
By contract type:
Fixed price contracts	$4,813,711	63.1%	$3,725,174	57.4%	$12,517,491	60.7%	$9,489,949	55.4%
Unit-price contracts	1,692,949	22.2	1,769,369	27.2	4,882,579	23.7	4,830,577	28.2
Cost-plus contracts	1,124,748	14.7	998,624	15.4	3,237,679	15.6	2,798,847	16.4
Total revenues	$7,631,408	100.0%	$6,493,167	100.0%	$20,637,749	100.0%	$17,119,373	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
By primary geographic location:
United States	$7,112,960	93.3%	$5,871,453	90.4%	$19,180,023	92.9%	$15,573,776	91.1%
Canada	275,644	3.6	329,066	5.1	724,296	3.5	778,578	4.5
Australia	202,031	2.6	195,815	3.0	571,222	2.8	503,095	2.9
Others	40,773	0.5	96,833	1.5	162,208	0.8	263,924	1.5
Total revenues	$7,631,408	100.0%	$6,493,167	100.0%	$20,637,749	100.0%	$17,119,373	100.0%

Under fixed-price contracts, as well as unit-price contracts with more than an insignificant amount of partially completed units, revenue is recognized as performance obligations are satisfied over time, with the percentage of completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 64.6% and 61.4% of Quanta’s revenues recognized during the three months ended September 30, 2025 and 2024 were associated with this revenue recognition method, and 63.6% and 59.3% of Quanta’s revenues recognized during the nine months ended September 30, 2025 and 2024 were associated with this revenue recognition method.
Performance Obligations
As of September 30, 2025 and December 31, 2024, the aggregate transaction price allocated to unsatisfied or partially satisfied performance obligations was approximately $20.97 billion and $16.76 billion, with 64.1% and 67.1% expected to be recognized in the subsequent twelve months. These amounts represent management’s estimates of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work had not yet begun as of such dates and, to a lesser extent, from certain unit-price contracts with more than an insignificant amount of partially completed units. For purposes of calculating remaining performance obligations, Quanta includes all estimated revenues attributable to consolidated joint ventures and variable interest entities, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized, and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under MSAs and expected revenues under certain non-fixed price contracts.
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
As of September 30, 2025 and December 31, 2024, Quanta had recognized revenues of $872.7 million and $733.6 million related to unapproved change orders and claims included as contract price adjustments primarily in “Contract assets” in the accompanying condensed consolidated balance sheets. These change orders and claims were in the process of being negotiated in the normal course of business and represent management’s estimates of additional contract revenues that have been earned and are probable of collection. The largest component of the revenues recognized related to unapproved change orders and claims as of September 30, 2025 and December 31, 2024 is associated with a large renewable transmission project in Canada. During the course of construction, the project experienced decreased productivity and additional costs from delays, administrative requirements and labor issues due to the COVID-19 pandemic, including incremental governmental requirements and worksite restrictions, as well as work resequencing and acceleration, access delays, and logistical challenges and other issues outside of Quanta’s control. The project was completed in 2024.
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
Revenues were positively impacted by 1.1% and 0.7% during the three months ended September 30, 2025 and 2024 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to June 30, 2025 and 2024. Revenues were positively impacted by 0.3% during both the nine months ended September 30, 2025 and 2024 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2024 and 2023. The net impacts resulted from net changes in estimates across a large number of projects, primarily as a result of favorable or unfavorable performance and changes on estimates related to mitigation of risks and contingencies as the projects progressed to completion. These changes were made in the ordinary course of business and there were no changes that resulted in material amounts that should have been recognized in a prior period.
Contract Assets and Liabilities
Contract assets and liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Contract assets	$1,563,919	$1,208,619
Contract liabilities	$2,445,429	$2,149,328
Contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; and recognized unapproved change orders and contract claims. The increase in contract assets from December 31, 2024 to September 30, 2025 was primarily due to increased activity of large projects. The increase in contract liabilities from December 31, 2024 to September 30, 2025 was primarily due to recent acquisitions and an increase in favorable billing terms on certain large projects.
During the nine months ended September 30, 2025 and 2024, Quanta recognized revenue of approximately $1.94 billion and $1.35 billion related to contract liabilities outstanding as of the end of each respective prior year.
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
Accounts receivable are written-off against the allowance for credit losses if they are deemed uncollectible.
Activity in Quanta’s allowance for credit losses consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Balance at beginning of period	$15,630	$13,955	$15,185	$13,962
Increase in provision for credit losses	897	1,588	2,499	1,859
Write-offs charged against the allowance net of recoveries of amounts previously written off	(563)	(1,962)	(1,720)	(2,240)
Balance at end of period	$15,964	$13,581	$15,964	$13,581
The above activity relates to the largest risk pool Quanta utilizes for assessing credit loss. The second risk pool represents approximately 10% of Quanta’s consolidated financial instruments as of September 30, 2025 and did not have any allowance for credit loss or experience any credit loss during the periods presented. Quanta’s customers generally have high credit ratings. In addition, the customers in the second risk pool typically pre-approve invoices and often receive project financing..
Provision for credit losses is included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations.
Quanta is subject to concentrations of credit risk related primarily to its receivable position for services Quanta has performed for customers. Quanta grants credit under normal payment terms, generally without collateral. No customer represented 10% or more of Quanta’s consolidated revenues for the three or nine months ended September 30, 2025 or 2024, and no customer represented 10% or more of Quanta’s consolidated receivable position as of September 30, 2025 or December 31, 2024.
Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on Quanta’s experience in recent years, the majority of these retainage balances are expected to be collected within one year. Retainage balances with expected settlement dates within one year of September 30, 2025 and December 31, 2024 were $863.8 million and $666.5 million, which are included in “Accounts receivable.” Retainage balances with expected settlement dates beyond one year were $169.6 million and $143.6 million as of September 30, 2025 and December 31, 2024 and are included in “Other assets, net.”
Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date or when amounts arise from routine lags in billing. These balances do not include revenues recognized

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

for work performed under fixed-price contracts and unit-price contracts with more than an insignificant amount of partially completed units, as these amounts are recorded as “Contract assets.” As of September 30, 2025 and December 31, 2024, unbilled receivables included in “Accounts receivable” were $1.19 billion and $859.9 million. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $118.3 million and $97.9 million as of September 30, 2025 and December 31, 2024.

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
During the three months ended March 31, 2025, Quanta’s Chief Executive Officer reevaluated how performance of the business is assessed and how resources are allocated, which resulted in a change in the reporting of management’s internal financial information. As a result, beginning with the three months ended March 31, 2025, Quanta began reporting the results of its two operating segments, which are also its two reportable segments: (1) Electric Infrastructure Solutions (Electric) and (2) Underground Utility and Infrastructure Solutions (Underground and Infrastructure). The Electric segment consists of the historical Electric Power Infrastructure Solutions and the Renewable Energy Infrastructure Solutions segments. In conjunction with this change, certain prior period amounts have been recast to conform to this new segment reporting structure.
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
Underground and Infrastructure. Quanta’s Underground and Infrastructure segment provides comprehensive infrastructure solutions to customers involved in the transportation, distribution, storage, development and processing of natural gas, oil and other products. Services include, but are not limited to design, engineering, procurement, new construction, upgrade and repair and maintenance services for natural gas systems for gas utility customers; pipeline construction, protection, integrity testing, rehabilitation and replacement services; and civil solutions. Additionally, Quanta serves the midstream and downstream industrial energy markets through catalyst replacement services, high-pressure and critical-path turnaround services, instrumentation and electrical services, piping, fabrication and storage tank services. In addition, this segment provides turnkey mechanical, plumbing and process infrastructure solutions for large load facilities in the technology, semiconductor, healthcare and other industries.
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
Segment operating expenses (excluding depreciation expense) primarily includes cost of services, such as wages and benefits; subcontractor costs; materials; certain equipment rental and maintenance costs, and other direct and indirect project costs, as well as allocated segment selling, general and administrative expenses. Integrated operations and common

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

administrative support for Quanta’s operating companies require that allocations be made to determine segment profitability, including allocations of certain corporate shared and indirect operating costs, as well as general and administrative costs.
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

Three Months Ended September 30, 2025	Electric	Underground and Infrastructure	Total
Revenues	$6,172,019	$1,459,389	$7,631,408

Segment operating expense (excluding segment depreciation expense)	5,409,552	1,310,598	6,720,150
Segment depreciation expense	72,359	26,575	98,934
Segment operating expenses	5,481,911	1,337,173	6,819,084
Equity in earnings on integral unconsolidated affiliates	13,731	—	13,731
Segment operating income	$703,839	$122,216	$826,055
Segment operating margin	11.4%	8.4%
Corporate and non-allocated costs (1)			(308,838)
Total consolidated operating income			$517,217

Three Months Ended September 30, 2024	Electric	Underground and Infrastructure	Total
Revenues	$5,233,887	$1,259,280	$6,493,167

Segment operating expense (excluding segment depreciation expense)	4,609,149	1,143,910	5,753,059
Segment depreciation expense	62,739	21,414	84,153
Segment operating expenses	4,671,888	1,165,324	5,837,212
Equity in earnings on integral unconsolidated affiliates	14,015	—	14,015
Segment operating income	$576,014	$93,956	$669,970
Segment operating margin	11.0%	7.5%
Corporate and non-allocated costs (1)			(238,809)
Total consolidated operating income			$431,161

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Nine Months Ended September 30, 2025	Electric	Underground and Infrastructure	Total
Revenues	$16,574,484	$4,063,265	$20,637,749

Segment operating expense (excluding segment depreciation expense)	14,743,565	3,695,534	18,439,099
Segment depreciation expense	207,400	77,945	285,345
Segment operating expenses	14,950,965	3,773,479	18,724,444
Equity in earnings on integral unconsolidated affiliates	41,104	—	41,104
Segment operating income	$1,664,623	$289,786	$1,954,409
Segment operating margin	10.0%	7.1%
Corporate and non-allocated costs (1)			(827,829)
Total consolidated operating income			$1,126,580

Nine Months Ended September 30, 2024	Electric	Underground and Infrastructure (2)	Total
Revenues	$13,631,891	$3,487,482	$17,119,373

Segment operating expense (excluding segment depreciation expense)	12,180,287	3,200,901	15,381,188
Segment depreciation expense	181,073	64,144	245,217
Segment operating expenses	12,361,360	3,265,045	15,626,405
Equity in earnings on integral unconsolidated affiliates	34,935	—	34,935
Segment operating income	$1,305,466	$222,437	$1,527,903
Segment operating margin	9.6%	6.4%
Corporate and non-allocated costs (1)			(634,158)
Total consolidated operating income			$893,745

(1)    Corporate and non-allocated costs included amortization expense of $133.2 million and $110.4 million and non-cash stock-based compensation of $46.9 million and $38.2 million for the three months ended September 30, 2025 and 2024. Corporate and Non-Allocated Costs for the nine months ended September 30, 2025 and 2024 included amortization expense of $355.9 million and $267.1 million and non-cash stock-based compensation of $129.1 million and $110.8 million.
(2)    Included in operating expenses (excluding segment depreciation expense) for the Underground and Infrastructure segment during the nine months ended September 30, 2024 were losses of $11.9 million related to the disposition of a non-core business.

5. ACQUISITIONS:
On July 25, 2025, Quanta completed the acquisition of Dynamic Systems (DSI), LLC (Dynamic Systems), which provides turnkey mechanical, plumbing and process infrastructure solutions to a diversified customer base that includes technology, semiconductor, healthcare and other load center markets. Dynamic Systems is located in the United States, and its results will be included primarily in the Underground and Infrastructure segment. The consideration for the acquisition included approximately $1.26 billion in cash (subject to certain adjustments and including payment for cash held by Dynamic Systems as of the acquisition date) and 518,772 shares of Quanta common stock, which had a fair value of $218.8 million as of the acquisition date. Additionally, the former owner of Dynamic Systems is eligible for a potential contingent consideration payment of up to $216.0 million to the extent the acquired business achieves certain financial performance targets during a two-year post-acquisition period beginning in January 2026. To the extent payable, Quanta can pay 15% of any such contingent consideration amount in Quanta common stock. As of July 25, 2025, the fair value of the contingent consideration liability was

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

$190.6 million. The final amount of consideration for the acquisition remains subject to certain post-closing adjustments, including with respect to net working capital (inclusive of cash) and certain assumed liabilities.
During the nine months ended September 30, 2025, Quanta also acquired four additional businesses, including two businesses located in the United States that specialize in civil solutions, including site clearing, earthwork, soil stabilization and infrastructure development (which will be included in Underground and Infrastructure segment), a business located in Australia that specializes in electrical engineering and the design and manufacturing of industrial technology solutions (which will be included in both the Electric and Underground and Infrastructure segments), and a business located in the United States that specializes in utility construction and related support services (which will primarily be included in the Electric segment). The consideration for these transactions consisted of approximately $605.6 million in cash and 515,822 shares of Quanta common stock, which had a fair value of $161.6 million as of the respective acquisition dates. The final amount of consideration for these acquisitions remains subject to certain post-closing adjustments, including with respect to net working capital, tax estimates and other contractually agreed-upon adjustments to consideration. Additionally, pursuant to the terms of the agreements, the former owners of certain of these businesses are eligible to receive payments of contingent consideration of up to approximately $127.9 million to the extent the acquired businesses achieve certain financial and operating performance targets over a three-year period. To the extent payable, Quanta, at its sole discretion, can pay up to approximately one-third of certain contingent consideration amounts in Quanta common stock. As of the dates of the respective acquisitions, the fair value of the contingent consideration liabilities related to certain of these acquisitions was $98.9 million.
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
Purchase Price Allocation
Quanta is finalizing its purchase price allocations, including the assignment of goodwill to its reporting units, related to certain businesses acquired subsequent to September 30, 2024, and further adjustments to the purchase price allocations may occur, with possible updates primarily related to intangible asset values, property and equipment values, certain contingent liabilities, tax estimates, and the finalization of closing working capital adjustments and other contractually agreed-upon adjustments to consideration. The aggregate consideration for businesses acquired between September 30, 2024 and

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

September 30, 2025 was allocated to acquired assets and assumed liabilities, which resulted in an allocation of $350.4 million to net tangible assets, $818.8 million to identifiable intangible assets and $1.37 billion to goodwill.
The following table summarizes the estimated fair value of total consideration transferred or estimated to be transferred and the fair value of assets acquired and liabilities assumed as of their respective acquisition dates as of September 30, 2025 for acquisitions completed in the nine months ended September 30, 2025 (in thousands):

	September 30, 2025
	Dynamic Systems	All Others
Consideration:
Cash	$1,259,262	$605,642
Value of Quanta common stock issued	218,756	161,554
Contingent consideration	190,561	98,856
Fair value of total consideration transferred or estimated to be transferred	$1,668,579	$866,052

Cash and cash equivalents	$66,696	$32,874
Accounts receivable	285,268	138,601
Contract assets	9,219	8,322
Prepaid expenses and other current assets	2,895	7,954
Property and equipment	34,770	96,317
Other assets	23,048	7,282
Identifiable intangible assets	532,400	285,969
Accounts payable and accrued expenses	(101,984)	(65,507)
Contract liabilities	(147,913)	(27,034)
Other non-current liabilities	(15,770)	(3,942)
Deferred income taxes	—	(1,162)
Total identifiable net assets	688,629	479,674
Goodwill	979,950	386,378
Fair value of net assets acquired	$1,668,579	$866,052
Goodwill represents the amount by which the purchase price for an acquired business exceeds the net fair value of the identifiable assets acquired and liabilities assumed. The acquisitions completed during the nine months ended September 30, 2025 contributed to the recognition of goodwill by strategically expanding Quanta’s Electric and Underground and Infrastructure segments, primarily in the U.S. Goodwill, included in the Underground and Infrastructure segment, increased by $44.0 million during the three months ended September 30, 2025 as a result of certain contingent consideration adjustments associated with Quanta’s 2025 acquisitions. As of September 30, 2025, approximately $1.35 billion of goodwill is expected to be deductible for income tax purposes related to acquisitions completed in the nine months ended September 30, 2025.
Quanta’s identifiable intangible assets subject to amortization include customer relationships, backlog, trade names, non-compete agreements, and patented rights and other. The following table summarizes the estimated fair values of identifiable intangible assets for the acquisitions completed in the nine months ended September 30, 2025 as of the acquisition dates and the

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

related weighted average amortization periods by type (in thousands, except for weighted average amortization periods, which are in years).

	Nine Months Ended September 30, 2025
	Dynamic Systems		All Others
	Estimated Fair Value	Weighted Average Amortization Period in Years	Estimated Fair Value	Weighted Average Amortization Period in Years
Customer relationships	$355,000	8.0	$225,889	6.3
Backlog	58,200	2.0	32,635	2.1
Trade names	101,000	15.0	26,366	15.0
Non-compete agreements	18,200	5.0	1,079	5.0
Total identifiable intangible assets	$532,400	8.6	$285,969	6.6
The level of inputs used for these identifiable intangible asset fair value measurements is Level 3.
The significant assumptions used by management in determining the fair values of customer relationships include future revenues, margins, discount rates and customer attrition rates. The following table includes the discount rates and customer attrition rates used to determine the fair value of customer relationships for businesses acquired during the nine months ended September 30, 2025 as of the respective acquisition dates:

	Nine Months Ended
	September 30, 2025
	Range	Weighted Average
Discount rates	13% to 20%	16%
Customer attrition rates	10% to 30%	12%
Contingent Consideration
As described above, certain business acquisitions have contingent consideration liabilities associated with the transactions. The aggregate fair value of outstanding contingent consideration liabilities for acquisitions completed prior to September 30, 2025 and their classification in the accompanying condensed consolidated balance sheets is as follows (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$7,311	$152,030
Insurance and other non-current liabilities	486,675	192,954
Total contingent consideration liabilities	$493,986	$344,984
Quanta’s aggregate contingent consideration liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, accretion in present value, changes in estimated fair value, the performance of acquired businesses in post-acquisition periods, the incremental impact on Quanta’s performance attributable to an acquired business and, in certain cases, management discretion. The estimated fair values of these contingent consideration liabilities are generally measured on a recurring basis using a probability-weighted discounted cash flow, which considers significant inputs not observable in the market and are Level 3 inputs. These changes are reflected in “Change in fair value of contingent consideration liabilities” in the accompanying condensed consolidated statements of operations.
All of Quanta’s outstanding contingent consideration liabilities are each subject to a maximum payment amount, and the aggregate maximum payment amount of these liabilities for acquisitions completed prior to September 30, 2025 totaled $612.9 million as of September 30, 2025. During the nine months ended September 30, 2025, Quanta made cash payments of $106.8 million and issued 158,040 shares of its common stock to settle contingent consideration liabilities. During the nine months ended September 30, 2024, Quanta did not settle any contingent consideration liabilities.
Pro Forma Results of Operations
The following unaudited supplemental pro forma results of operations for Quanta, which incorporate the acquisitions completed in the nine months ended September 30, 2025 and the year ended December 31, 2024, have been provided for

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

illustrative purposes only and may not be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$7,701,010	$7,074,838	$21,316,195	$19,745,162
Net income (loss) attributable to common stock (1)	$318,370	$(15,386)	$724,158	$314,015
(1) The pro forma results of operations for the three and nine months ended September 30, 2024 include one-time acquisition-related expenses of $453.8 million ($335.8 million net of tax) for pre-acquisition transaction costs incurred by CEI, primarily related to the vesting and increase in value of stock appreciation rights as a result of the acquisition.
The pro forma combined results of operations for the three and nine months ended September 30, 2025 and 2024 were prepared by adjusting the historical results of Quanta to include the historical results of the businesses acquired in 2025 as if such acquisitions had occurred January 1, 2024. The pro forma combined results of operations for the three and nine months ended September 30, 2024 were prepared by further adjusting the historical results of Quanta to include the historical results of the businesses acquired in 2024 as if such acquisitions had occurred January 1, 2023. These pro forma combined historical results were adjusted for the following: a reduction of interest and other financing expenses as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest and other financing expenses as a result of the debt incurred by Quanta for the purpose of financing the acquisitions of CEI and Dynamic Systems and cash consideration paid for the other acquired businesses; an increase in amortization expense due to the intangible assets recorded; elimination of inter-company sales; and changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs incurred by Quanta or acquired businesses or any cost savings or other synergies that resulted or may result from the acquisitions.
Impact on Consolidated Results of Operations Related to Acquisitions
Included in Quanta’s condensed consolidated results of operations for the three months ended September 30, 2025 were revenues of $335.7 million and income before income taxes of $22.1 million related to the acquisitions completed in 2025. Included in Quanta’s condensed consolidated results of operations for the nine months ended September 30, 2025 were revenues of $548.2 million and income before income taxes of $24.4 million related to the acquisitions completed in 2025. Included in Quanta’s condensed consolidated results of operations for the three months ended September 30, 2024 were revenues of $613.2 million and income before income taxes of $4.1 million related to the acquisitions completed in 2024. Included in Quanta’s condensed consolidated results of operations for the nine months ended September 30, 2024 were revenues of $757.5 million and a loss before income taxes of $9.7 million related to the acquisitions completed in 2024.
Included in Quanta’s condensed consolidated results of operations for the three and nine months ended September 30, 2025 were acquisition costs of $19.5 million and $33.7 million related to the acquisitions completed in 2025. Included in Quanta’s condensed consolidated results of operations for the three and nine months ended September 30, 2024 were acquisition costs of $6.6 million and $16.8 million related to the acquisitions completed in 2024.

6. INVESTMENTS IN AFFILIATES AND OTHER ENTITIES:
Equity Investments
The following table presents Quanta’s equity investments by type (in thousands):

	September 30, 2025	December 31, 2024
Equity method investments - integral unconsolidated affiliates	$262,032	$101,460
Equity method investments - non-integral unconsolidated affiliates	85,090	77,617
Non-marketable equity securities	70,354	62,539
Total equity investments	$417,476	$241,616
Equity Method Investments
During the nine months ended September 30, 2025, Quanta acquired a 40.0% equity interest in a company that

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

specializes in harvesting, treating and manufacturing wood utility poles and laminated wood products for utility and telecommunication companies. Quanta’s investment is accounted for as an equity method investment and the investee is considered to be an integral unconsolidated affiliate.
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
As of September 30, 2025 and December 31, 2024, Quanta had receivables of $193.4 million and $133.3 million from its unconsolidated affiliates and payables of $64.1 million and $15.4 million to its unconsolidated affiliates. Quanta recognized revenues of $36.9 million and $58.5 million during the three months ended September 30, 2025 and 2024 and $133.8 million and $175.2 million during the nine months ended September 30, 2025 and 2024 from services provided to its unconsolidated affiliates. The receivables balances and revenues recognized are primarily related to services provided to LUMA Energy, LLC (LUMA), Quanta’s joint venture that operates and maintains the electric transmission and distribution system in Puerto Rico, at cost. During the three months ended September 30, 2025 and 2024, Quanta recognized costs of services of $168.8 million and $114.2 million for services provided to Quanta by unconsolidated affiliates other than LUMA. During the nine months ended September 30, 2025 and 2024, Quanta recognized costs of services of $393.6 million and $303.4 million for services provided by unconsolidated affiliates other than LUMA.
Total equity in earnings from integral unconsolidated affiliates was $13.7 million and $14.0 million for the three months ended September 30, 2025 and 2024 and $41.1 million and $34.9 million for the nine months ended September 30, 2025 and 2024. Total equity in losses from non-integral unconsolidated affiliates was $0.1 million and $1.7 million for the three months ended September 30, 2025 and 2024. Total equity in losses from non-integral unconsolidated affiliates was $0.5 million for the nine months ended September 30, 2025, and total equity in earnings from non-integral unconsolidated affiliates was $1.4 million for the nine months ended September 30, 2024. Equity in losses and earnings from non-integral unconsolidated affiliates are included in “Other income, net” in the accompanying condensed consolidated statements of operations. As of September 30, 2025, Quanta had $59.2 million of undistributed earnings from unconsolidated affiliates.
Any difference between Quanta’s carrying value and the underlying equity in the net assets of its equity investments is assigned to the assets and liabilities of the investment, gives rise to a basis difference, which was $169.8 million and $44.5 million as of September 30, 2025 and December 31, 2024. The amortization of the basis difference is primarily included in “Equity in earnings of integral unconsolidated affiliates” in the accompanying condensed consolidated statements of operations and was $3.0 million and $0.9 million for the three months ended September 30, 2025 and 2024 and $5.5 million and $3.6 million for the nine months ended September 30, 2025 and 2024.

7. PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Amounts attributable to common stock:
Net income attributable to common stock	$339,420	$293,185	$712,928	$599,704
Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	149,039	147,394	148,590	146,639
Effect of dilutive unvested non-participating stock-based awards	2,457	3,162	2,538	3,272
Weighted average shares outstanding for diluted earnings per share attributable to common stock	151,496	150,556	151,128	149,911

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
4.75% Senior Notes due August 2027	$600,000	$600,000
4.30% Senior Notes due August 2028	500,000	—
2.90% Senior Notes due October 2030	1,000,000	1,000,000
4.50% Senior Notes due January 2031	500,000	—
2.35% Senior Notes due January 2032	500,000	500,000
5.25% Senior Notes due August 2034	650,000	650,000
5.10% Senior Notes due August 2035	500,000	—
3.05% Senior Notes due October 2041	500,000	500,000
Borrowings under senior credit facility (including Term Loan)	684,432	735,445
Lease financing transactions	188,756	155,549
Other long-term debt	3,039	4,939
Finance leases	46,059	47,993
Unamortized discount and financing costs	(42,683)	(31,490)
Total long-term debt obligations	5,629,603	4,162,436
Less — Current maturities of long-term debt	97,351	62,680
Total long-term debt obligations, net of current maturities	$5,532,252	$4,099,756
Senior Notes
In August 2025, Quanta issued $1.50 billion aggregate principal amount of senior notes consisting of $500.0 million aggregate principal amount of 4.30% senior notes due August 2028 (the 2028 notes), $500.0 million aggregate principal amount of 4.50% senior notes due January 2031 (the 2031 notes) and $500.0 million aggregate principal amount of 5.10% senior notes due August 2035 (the 2035 notes). The cumulative proceeds from the public offering of the 2028 notes, 2031 notes and 2035 notes were $1.48 billion, net of the original issue discount, underwriting discounts and deferred financing costs, and were used to repay indebtedness, including certain commercial paper borrowings and revolving loans under Quanta’s senior credit facility that were utilized primarily to acquire Dynamic Systems.
The interest amounts due on Quanta’s senior notes on each payment date are set forth below (dollars in thousands):

Title of the Notes	Interest Amount	Payment Dates	Commencement Date
4.75% Senior Notes due August 2027	$14,250	February 9 and August 9	February 9, 2025
4.30% Senior Notes due August 2028	$10,750	February 9 and August 9	February 9, 2026
2.90% Senior Notes due October 2030	$14,500	April 1 and October 1	April 1, 2021
4.50% Senior Notes due January 2031	$11,250	January 15 and July 15	January 15, 2026
2.35% Senior Notes due January 2032	$5,875	January 15 and July 15	July 15, 2022
5.25% Senior Notes due August 2034	$17,063	February 9 and August 9	February 9, 2025
5.10% Senior Notes due August 2035	$12,750	February 9 and August 9	February 9, 2026
3.05% Senior Notes due October 2041	$7,625	April 1 and October 1	April 1, 2022
The fair value of Quanta’s senior notes was $4.52 billion as of September 30, 2025, compared to a carrying value of $4.71 billion net of unamortized bond discount, underwriting discounts and deferred financing costs of $42.2 million. The fair value of the senior notes is based on the quoted market prices for the same issue, and the senior notes are categorized as Level 1 liabilities.
Senior Credit Facility
As of September 30, 2025, the credit agreement for Quanta’s senior credit facility provided for a $750.0 million term loan facility and aggregate revolving commitments of $2.80 billion. Borrowings under the senior credit facility and the applicable

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

interest rates were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Maximum amount outstanding	$1,444,375	$1,262,736	$1,444,375	$1,262,736
Average daily amount outstanding	$735,573	$978,939	$717,016	$897,753
Weighted-average interest rate	5.77%	6.71%	5.71%	6.75%
As of September 30, 2025, Quanta was in compliance with all of the financial covenants under the credit agreement.
Term Loan. As of September 30, 2025, Quanta had $684.4 million outstanding under its term loan facility. The carrying amount of the term loan under Quanta’s senior credit facility approximates fair value due to its variable interest rate. The maturity date for the term loan facility is October 8, 2026.
Revolving Loans. As of September 30, 2025, Quanta had no outstanding revolving loans under the senior credit facility. During the three months ended September 30, 2025, Quanta extended the maturity date for revolving loans under the credit agreement for its senior credit facility from July 31, 2029 to July 31, 2030.
Letters of Credit. As of September 30, 2025, Quanta had $65.6 million of letters of credit issued under the senior credit facility, which were primarily denominated in U.S. dollars. Additionally, available commitments for revolving loans under the senior credit facility must be maintained in order to provide credit support for notes issued under Quanta’s commercial paper program, and therefore such notes effectively reduce the available borrowing capacity under the senior credit facility.
As of September 30, 2025, $2.73 billion remained available under the senior credit facility for new revolving loans, letters of credit and support of the commercial paper program.
Commercial Paper Program
As of September 30, 2025, Quanta had no outstanding unsecured notes under its commercial paper program.
Borrowings under the commercial paper program and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Maximum amount outstanding	$1,500,000	$1,415,000	$1,500,000	$1,415,000
Average daily amount outstanding	$657,000	$456,212	$475,880	$325,171
Weighted-average interest rate	4.64%	5.15%	4.75%	5.50%
Subsequent to September 30, 2025, Quanta increased the maximum aggregate amount of its existing unsecured commercial paper program to $2.80 billion of notes outstanding at any time. Such increase will be effective November 7, 2025. Prior to the increase, the maximum aggregate amount of the program was $1.50 billion.
Additional Letters of Credit
As of September 30, 2025, Quanta had $726.3 million of letters of credit issued outside of its senior credit facility, which were denominated in U.S. dollars.

9. INCOME TAXES:
Quanta’s effective tax rates for the three months ended September 30, 2025 and 2024 were 25.9% and 21.6%. The higher effective tax rate for the three months ended September 30, 2025 was primarily due to a lower tax benefit from vested equity incentive awards. The impact was $14.3 million less benefit in the three months ended September 30, 2025 compared to the same period in the prior year.
Quanta’s effective tax rates for the nine months ended September 30, 2025 and 2024 were 25.2% and 22.5%. The higher effective tax rate for the nine months ended September 30, 2025 was primarily due to a lower tax benefit from vested equity

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

incentive awards. The impact was $22.0 million less benefit in the nine months ended September 30, 2025 compared to the same period in the prior year.
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
As of September 30, 2025, the total amount of unrecognized tax benefits relating to uncertain tax positions was $84.0 million, a net increase of $9.9 million from December 31, 2024, which primarily resulted from current year positions. Quanta’s consolidated federal income tax returns for tax years 2017, 2018, and 2021 through 2023 remain open to examination by the IRS, as the applicable statute of limitations periods have not yet expired. Additionally, various state and foreign tax returns filed by Quanta and certain subsidiaries for multiple periods remain under examination by various U.S. state and foreign tax authorities. Quanta does not consider any U.S. state in which it does business to be a major tax jurisdiction. Quanta believes it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $14.3 million as a result of settlement of these examinations or as a result of the expiration of certain statute of limitations periods.
On July 4, 2025, the U.S. government enacted new tax legislation pursuant to Public Law No: 119-21 (the One Big Beautiful Bill). Among other provisions, the legislation extends 100% bonus depreciation for qualifying property effective January 19, 2025 and modifies certain provisions of the Tax Cuts and Jobs Act previously scheduled to expire or change after 2025. Quanta incorporated the estimated effects of the legislation within its financial statements for the three and nine months ended September 30, 2025, which did not have a material impact on its effective annual tax rate. While Quanta’s current estimates do not result in a material impact, the ultimate effect will depend on a number of factors, including the issuance of regulatory guidance and further interpretation of the legislation. Quanta will continue to monitor developments and will recognize any required adjustments in the period in which the analysis is complete and the impacts can be quantified with reasonable certainty.

10. EQUITY:
Stock Repurchases
On May 23, 2023, Quanta’s Board of Directors approved a stock repurchase program that authorizes Quanta to purchase, from time to time through June 30, 2026, up to $500 million of its outstanding common stock. During the three months ended September 30, 2025, Quanta did not repurchase any shares of its common stock in the open market under its stock repurchase program. During the nine months ended September 30, 2025, Quanta repurchased 538,559 shares of its common stock in the open market under its stock repurchase program for $134.6 million. As of September 30, 2025, $365.1 million remained available under this repurchase program.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Dividends
Quanta declared the following cash dividends and cash dividend equivalents during 2024 and the first nine months of 2025 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
August 27, 2025	October 1, 2025	October 10, 2025	$0.10	$14,739
May 22, 2025	July 1, 2025	July 11, 2025	$0.10	$15,104
March 21, 2025	April 3, 2025	April 11, 2025	$0.10	$15,089
November 20, 2024	January 2, 2025	January 13, 2025	$0.10	$15,074
August 28, 2024	October 1, 2024	October 11, 2024	$0.09	$13,532
May 23, 2024	July 1, 2024	July 12, 2024	$0.09	$13,521
March 28, 2024	April 9, 2024	April 17, 2024	$0.09	$13,477

11. STOCK-BASED COMPENSATION:
Restricted Stock Units (RSUs) to be Settled in Common Stock
A summary of the activity for RSUs to be settled in common stock for the nine months ended September 30, 2025 and 2024 is as follows (RSUs in thousands):

	2025		2024
	RSUs	Weighted Average Grant Date Fair Value (Per Unit)	RSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	2,024	$173.32	2,548	$104.76
Granted	575	$287.04	812	$241.38
Vested	(692)	$156.28	(1,107)	$82.61
Forfeited	(91)	$228.22	(126)	$158.16
Unvested at September 30	1,816	$213.15	2,127	$165.61
The approximate fair value of RSUs that vested during the nine months ended September 30, 2025 and 2024 was $197.9 million and $282.2 million.
During the nine months ended September 30, 2025 and 2024, Quanta recognized $102.3 million and $83.6 million of non-cash stock compensation expense related to RSUs to be settled in common stock. As of September 30, 2025, there was $252.6 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.56 years.
Performance Stock Units (PSUs) to be Settled in Common Stock
A summary of the activity for PSUs to be settled in common stock for the nine months ended September 30, 2025 and 2024 is as follows (PSUs in thousands):

	2025		2024
	PSUs	Weighted Average Grant Date Fair Value (Per Unit)	PSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	425	$177.69	491	$129.70
Granted	92	$259.17	109	$263.34
Vested	(165)	$123.88	(175)	$96.45
Forfeited	(4)	$222.94	—	N/A
Unvested at September 30	348	$224.12	425	$177.69

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
During the nine months ended September 30, 2025 and 2024, Quanta recognized $26.8 million and $27.2 million of non-cash stock compensation expense related to PSUs to be settled in common stock.
As of September 30, 2025, there was an estimated $38.4 million of total unrecognized compensation expense related to unearned and unvested PSUs. This amount is based on forecasted attainment of performance metrics and estimated forfeitures of unearned and unvested PSUs. The compensation expense related to outstanding PSUs can vary from period to period based on changes in forecasted achievement of established performance goals and the total number of shares of common stock that Quanta anticipates will be issued upon vesting of such PSUs. This cost is expected to be recognized over a weighted average period of 1.71 years.
During each of the nine months ended September 30, 2025 and 2024, 0.3 million shares of common stock were issued in connection with earned and vested PSUs. The approximate fair values of PSUs earned and vested during the nine months ended September 30, 2025 and 2024 were $83.9 million and $75.4 million.

12. EMPLOYEE BENEFIT PLANS:
Deferred Compensation Plans
Quanta maintains non-qualified deferred compensation plans under which eligible directors and key employees may defer their receipt of certain cash compensation and/or the settlement of certain stock-based awards. As of September 30, 2025 and December 31, 2024, the liability related to deferred cash compensation under these plans, including amounts contributed by Quanta, was $125.5 million and $110.2 million, the majority of which was included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheets. Additionally, as of September 30, 2025 and December 31, 2024, the settlement and issuance of 135,364 and 154,991 shares of common stock underlying certain stock-based awards had been deferred under these plans, and such issuances are scheduled to occur in future periods.
To provide for future obligations related to deferred cash compensation under these plans, Quanta has invested in corporate-owned life insurance (COLI) policies covering certain participants in the deferred compensation plans, the underlying investments of which are intended to be aligned with the investment alternatives elected by plan participants. The COLI assets are recorded at their cash surrender value, which is considered their fair market value, and as of September 30, 2025 and December 31, 2024, the fair market values were $118.5 million and $102.7 million and were included in “Other assets, net” in the accompanying condensed consolidated balance sheets. The level of inputs for these fair value measurements is Level 2.
Changes in the fair market value of Quanta’s COLI assets and deferred compensation liabilities largely offset and are recorded in the accompanying statements of operations as follows (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Classification	Change in fair market value of	2025	2024	2025	2024
Loss included in Selling, general and administrative expenses	Deferred compensation liabilities	$(6,899)	$(5,539)	$(14,266)	$(14,087)
Other income, net	COLI assets	$5,707	$5,175	$12,133	$13,026

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
Quanta’s subsidiaries intend to vigorously defend against the lawsuits, the T-Mobile cross-complaints and any other claims asserted in connection with the Silverado Fire. Quanta will continue to review additional information in connection with this matter as litigation and resolution efforts progress, and any such information may potentially allow Quanta to determine an estimate of potential loss, if any. As of September 30, 2025, Quanta had not recorded an accrual with respect to this matter, and Quanta is currently unable to reasonably estimate a range of reasonably possible loss, if any, because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability. Quanta also believes that to the extent its subsidiaries are determined to be liable for any damages resulting from this matter, its insurance would be applied to any such liabilities over its deductible amount and its insurance coverage would be adequate to cover such potential liabilities. However, the ultimate amount of any potential liability and insurance coverage in connection with this matter remains subject to uncertainties associated with pending and potential future litigation.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Insurance
Quanta is insured for, among other things, employer’s liability, workers’ compensation, auto liability, aviation and general liability claims. Quanta manages and maintains a portion of its risk through retentions and/or high deductibles, as well as, both directly and indirectly, through its wholly-owned captive insurance company. The captive insurance company reimburses all claims up to the amount of the applicable deductible of any third-party insurance programs, as well as certain additional exposure related to the general and auto liability programs, which together, in certain circumstances, can be up to $70.0 million per occurrence. As a supplement to its high-deductible primary insurance and captive programs, Quanta maintains insurance with excess insurance carriers for potential losses that exceed the amount of Quanta’s deductible and captive insurance obligations. Quanta renews its insurance policies on an annual basis, and therefore deductibles, captive insurance and/or reinsurance amounts, and levels of insurance coverage may change in future periods. In addition, insurers may cancel Quanta’s coverage or determine to exclude certain items from coverage, or Quanta may elect not to obtain certain types or levels of insurance based on the potential benefits considered relative to the cost of such insurance or increase the amounts subject to self-insurance, deductibles or retention.
As of September 30, 2025 and December 31, 2024, the gross amount accrued for employer’s liability, workers’ compensation, auto liability, general liability, and group health claims totaled $477.8 million and $400.2 million, of which $319.5 million and $263.3 million are included in “Insurance and other non-current liabilities,” and the remainder is included in “Accounts payables and accrued expenses.” Related insurance recoveries/receivables as of September 30, 2025 and December 31, 2024 were $4.2 million and $4.9 million, of which $0.2 million and $0.8 million are included in “Prepaid expenses and other current assets” and $4.0 million and $4.1 million are included in “Other assets, net.” Losses under these insurance programs are accrued based upon Quanta’s estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of Quanta’s liability in proportion to other parties, the number of incidents not reported and the overall claims environment. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate.
Bonds and Parent Guarantees
As of September 30, 2025, the total amount of the outstanding performance bonds was estimated to be approximately $13.7 billion. Quanta’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation.
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

14. DETAIL OF CERTAIN ACCOUNTS:
Cash and Cash Equivalents
As of September 30, 2025 and December 31, 2024, cash equivalents were $360.0 million and $347.5 million and consisted primarily of money market investments, money market mutual funds and short-term deposits.
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

	September 30, 2025	December 31, 2024
Cash and cash equivalents held by domestic joint ventures	$43,774	$71,646
Cash and cash equivalents held by foreign joint ventures	10,035	10,088
Total cash and cash equivalents held by joint ventures	53,809	81,734
Cash and cash equivalents held by captive insurance company	24,412	19,445
Cash and cash equivalents not held by joint ventures or captive insurance company	532,166	640,781
Total cash and cash equivalents	$610,387	$741,960
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$450,269	$268,093
Other current assets	154,918	201,245
Prepaid expenses and other current assets	$605,187	$469,338
As of September 30, 2025 and December 31, 2024, prepaid expenses primarily include prepaid job costs, prepaid insurance expense and prepaid software expense.
Other Intangible Assets
Quanta’s identifiable intangible assets were as follows (in thousands):

	September 30, 2025	December 31, 2024
Customer relationships	$2,990,138	$2,405,606
Backlog	534,486	442,459
Trade names	697,210	569,307
Non-compete agreements	81,092	61,589
Patented rights, developed technology, process certifications and other	35,376	35,317
Curriculum	16,502	15,618
Other intangible assets subject to amortization	4,354,804	3,529,896
Accumulated amortization	(2,033,224)	(1,672,359)
Other intangible assets subject to amortization, net	2,321,580	1,857,537
Engineering license	3,000	3,000
Other intangible assets, net	$2,324,580	$1,860,537
Property and Equipment
Accumulated depreciation related to property and equipment was $2.17 billion and $1.96 billion as of September 30, 2025 and December 31, 2024. In addition, Quanta held property and equipment, net of $188.4 million and $177.9 million in foreign countries, primarily Canada, as of September 30, 2025 and December 31, 2024.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable, trade	$2,783,415	$2,096,125
Accrued compensation and related expenses	845,180	651,893
Other accrued expenses	765,591	974,325
Accounts payable and accrued expenses	$4,394,186	$3,722,343
As of September 30, 2025, other accrued expenses primarily include the current portion of accrued insurance liabilities as further described in Note 13, unearned revenues and income and franchise taxes payable. As of December 31, 2024, other accrued expenses primarily include these same items as well as contingent consideration as further described in Note 5.

15. SUPPLEMENTAL CASH FLOW INFORMATION:
Restricted cash includes any cash that is legally restricted as to withdrawal or usage. Reconciliations of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows are as follows (in thousands):

	September 30,
	2025	2024
Cash and cash equivalents	$610,387	$764,067
Restricted cash included in “Prepaid expenses and other current assets”	1,402	3,337
Restricted cash included in “Other assets, net”	1,887	1,364
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$613,676	$768,768

	December 31,
	2024	2023
Cash and cash equivalents	$741,960	$1,290,248
Restricted cash included in “Prepaid expenses and other current assets”	2,686	3,652
Restricted cash included in “Other assets, net”	1,364	1,141
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$746,010	$1,295,041
Additional supplemental cash flow information is as follows (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Cash (paid) received during the period for:
Interest paid	$(169,712)	$(118,955)
Income taxes paid (1)	$(318,120)	$(119,421)
Income tax refunds	$12,886	$3,359
(1) Income taxes paid during the nine months ended September 30, 2025 includes $12.1 million for the purchase of transferable tax credits from third parties.
Accrued capital expenditures were $37.0 million and $26.7 million as of September 30, 2025 and 2024. The impact of these items has been excluded from Quanta’s capital expenditures in the accompanying condensed consolidated statements of cash flows due to their non-cash nature.

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
During the three months ended March 31, 2025, our Chief Executive Officer reevaluated how performance of the business is assessed and how resources are allocated, which resulted in a change in the reporting of management’s internal financial information. As a result, beginning with the three months ended March 31, 2025, we began reporting the results of our two operating segments, which are also our two reportable segments: (1) Electric Infrastructure Solutions (Electric) and (2) Underground Utility and Infrastructure Solutions (Underground and Infrastructure). The Electric segment consists of the historical Electric Power Infrastructure Solutions and the Renewable Energy Infrastructure Solutions segments. In conjunction with this change, certain prior period amounts have been recast to conform to this new segment reporting structure.
Overview
Our 2025 results reflect increased demand for our services, as consolidated revenues and operating income increased as compared to 2024, with increased revenues and operating income in both our Electric and Underground and Infrastructure segments.
With respect to our Electric segment, utilities are continuing to invest significant capital in their electric power delivery systems through multi-year grid modernization and reliability programs, as well as system upgrades and hardening programs in response to recurring severe weather events. We have also experienced high demand for new and expanded transmission, substation and distribution infrastructure needed to reliably transport power. In particular, we continue to experience strong demand from our utility customers, which we believe is driven by increasing demand for electricity associated with, among other things, data centers and other technology-related dynamics, domestic manufacturing reshoring initiatives and overall electrification trends. Our acquisition of Cupertino Electric Inc. (CEI) during 2024 also resulted in increased demand for our critical path electrical design and installation solutions from the technology and data center industry, as well as our utility scale solar and battery storage solutions. The cost-effectiveness of solar, wind energy and battery storage, combined with a meaningful increase in current and forecasted electricity demand is continuing to drive demand for renewable generation and related infrastructure (e.g., high-voltage electric transmission and substation infrastructure and battery storage), as well as interconnection services necessary to connect and transmit renewable-generated electricity to existing electric power delivery systems. Despite these positive longer-term trends, in the past, supply chain challenges, policy and regulatory uncertainty and other factors have resulted in project delays and increased project costs and could negatively impact future periods.
With respect to our Underground and Infrastructure segment, we continue to believe the market for our industrial solutions and gas utility and pipeline integrity services remains solid given the recurring critical-path maintenance requirements and regulated spend dedicated to modernizing systems, reducing methane emissions, ensuring environmental compliance and improving safety and reliability. However, revenues associated with large pipeline projects have fluctuated in recent years, and we anticipate that revenues associated with these projects will continue to fluctuate. Additionally, our acquisition of Dynamic Systems (DSI), LLC (Dynamic Systems) during the three months ended September 30, 2025 expanded our capabilities and solutions related to turnkey mechanical, plumbing and process infrastructure solutions. We see strong demand for these services by data center, manufacturing, semiconductor and other large load facilities and believe there are also opportunities to provide these services to other core end markets.
During the nine months ended September 30, 2025, increased revenues and operating income contributed to $1.10 billion of net cash provided by operating activities, which was a 19% decrease compared to the nine months ended September 30, 2024. This cash provided by operating activities, along with borrowings under our credit facility and commercial paper program and issuance of senior notes described below, allowed us to execute our business plan, including the strategic acquisitions of certain businesses and investments in unconsolidated affiliates, for which we utilized $1.93 billion of cash; repurchases of $134.6 million of common stock, and payments of $45.4 million in dividends associated with our common stock. Additionally, as of September 30, 2025, available commitments under our senior credit facility, combined with our cash and cash equivalents, totaled $3.34 billion.

In August 2025, we issued $1.50 billion aggregate principal amount of senior notes and received net proceeds of $1.48 billion, net of the original issue discount, underwriting discounts and deferred financing costs, and used the proceeds to repay certain outstanding borrowings. Our debt financing arrangements are more fully described in Note 8 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
We expect the strong demand for our services will continue. Our remaining performance obligations and backlog were $20.97 billion and $39.17 billion as of September 30, 2025, representing increases of 25.1% and 13.4% relative to December 31, 2024. For a reconciliation of backlog to remaining performance obligations, the most comparable financial measure prepared in conformity with generally accepted accounting principles in the United States (GAAP), see Non-GAAP Financial Measures below.

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

Results of Operations
Consolidated Results
Three months ended September 30, 2025 compared to the three months ended September 30, 2024
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands).

	Three Months Ended September 30,				Change
	2025		2024		$	%
Revenues	$7,631,408	100.0%	$6,493,167	100.0%	$1,138,241	17.5%
Cost of services	6,414,974	84.1	5,480,597	84.4	934,377	17.0%
Gross profit	1,216,434	15.9	1,012,570	15.6	203,864	20.1%
Equity in earnings of integral unconsolidated affiliates	13,731	0.2	14,015	0.2	(284)	(2.0)%
Selling, general and administrative expenses	(572,950)	(7.5)	(483,878)	(7.5)	(89,072)	18.4%
Amortization of intangible assets	(133,195)	(1.7)	(110,422)	(1.7)	(22,773)	20.6%
Change in fair value of contingent consideration liabilities	(6,803)	(0.1)	(1,124)	—	(5,679)	505.2%
Operating income	517,217	6.8	431,161	6.6	86,056	20.0%
Interest and other financing expenses	(71,806)	(0.9)	(59,950)	(0.9)	(11,856)	19.8%
Interest income	3,722	—	7,237	0.1	(3,515)	(48.6)%
Other income, net	13,311	0.2	2,994	0.1	10,317	344.6%
Income before income taxes	462,444	6.1	381,442	5.9	81,002	21.2%
Provision for income taxes	119,605	1.6	82,421	1.3	37,184	45.1%
Net income	342,839	4.5	299,021	4.6	43,818	14.7%
Less: Net income attributable to non-controlling interests	3,419	0.1	5,836	0.1	(2,417)	(41.4)%
Net income attributable to common stock	$339,420	4.4%	$293,185	4.5%	$46,235	15.8%
Revenues. Revenues increased due to a $938.1 million increase in revenues from our Electric segment and a $200.1 million increase in revenues from our Underground and Infrastructure segment. See Segment Results below for additional information and discussion related to segment revenues.
Cost of services. Costs of services primarily includes wages, benefits, subcontractor costs, materials, equipment, and other direct and indirect costs, including related depreciation. The increase in cost of services generally correlates to the increase in revenues.
Selling, general and administrative expenses. The increase was primarily attributable to $45.3 million related to recently acquired businesses and a $24.9 million increase in acquisition and integration costs.
Amortization of intangible assets. The increase was related to incremental amortization expense associated with acquisitions since September 2024, primarily the acquisition of Dynamic Systems.
Operating income. Operating income was positively impacted by a $127.8 million increase in operating income for our Electric segment and a $28.3 million increase in operating income for our Underground and Infrastructure segment, partially offset by a $70.0 million increase in corporate and non-allocated costs, which includes amortization expense. Results for each of our business segments and our corporate and non-allocated costs are discussed in Segment Results below.
Interest and other financing expenses. The majority of the increase resulted from higher levels of principal on fixed rate debt balances as compared to the three months ended September 30, 2024. This increase resulted primarily from the issuance of $1.50 billion of aggregate principal amount of senior notes in August 2025 and $1.25 billion of aggregate principal amount of senior notes in August 2024, partially offset by the repayment of $500 million principal amount of senior notes in October 2024.
Provision for income taxes. The effective income tax rates for the three months ended September 30, 2025 and 2024 were 25.9% and 21.6%. The higher effective tax rate for the three months ended September 30, 2025 was primarily due to a lower tax benefit from vested equity incentive awards. The impact was $14.3 million less benefit in the three months ended September 30, 2025 compared to the same period in the prior year.

Comprehensive income attributable to common stock. See Statements of Comprehensive Income in Item 1. Financial Statements of Part I of this Quarterly Report. Comprehensive income attributable to common stock increased by $1.3 million in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The change in comprehensive income was primarily due to a $43.8 million increase in net income, offset by a $44.9 million decrease in foreign currency translation adjustments. The predominant functional currencies for our operations outside the U.S. are Canadian and Australian dollars. Foreign currency translation adjustment losses for the three months ended September 30, 2025 primarily resulted from the strengthening of the U.S. dollar against the Canadian dollar as of September 30, 2025 when compared to June 30, 2025.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Nine Months Ended September 30,				Change
	2025		2024		$	%
Revenues	$20,637,749	100.0%	$17,119,373	100.0%	$3,518,376	20.6%
Cost of services	17,579,704	85.2	14,671,978	85.7	2,907,726	19.8%
Gross profit	3,058,045	14.8	2,447,395	14.3	610,650	25.0%
Equity in earnings of integral unconsolidated affiliates	41,104	0.2	34,935	0.2	6,169	17.7%
Selling, general and administrative expenses	(1,595,271)	(7.7)	(1,318,574)	(7.7)	(276,697)	21.0%
Amortization of intangible assets	(355,935)	(1.7)	(267,147)	(1.6)	(88,788)	33.2%
Change in fair value of contingent consideration liabilities	(21,363)	(0.1)	(2,864)	—	(18,499)	645.9%
Operating income	1,126,580	5.5	893,745	5.2	232,835	26.1%
Interest and other financing expenses	(185,697)	(0.9)	(146,343)	(0.9)	(39,354)	26.9%
Interest income	11,345	0.1	18,817	0.1	(7,472)	(39.7)%
Other income, net	17,688	—	29,493	0.2	(11,805)	(40.0)%
Income before income taxes	969,916	4.7	795,712	4.6	174,204	21.9%
Provision for income taxes	244,585	1.2	178,716	1.0	65,869	36.9%
Net income	725,331	3.5	616,996	3.6	108,335	17.6%
Less: Net income attributable to non-controlling interests	12,403	—	17,292	0.1	(4,889)	(28.3)%
Net income attributable to common stock	$712,928	3.5%	$599,704	3.5%	$113,224	18.9%
Revenues. Revenues increased due to a $2.94 billion increase in revenues from our Electric segment and a $575.8 million increase in revenues from our Underground and Infrastructure segment. See Segment Results below for additional information and discussion related to segment revenues.
Cost of services. Costs of services primarily includes wages, benefits, subcontractor costs, materials, equipment, and other direct and indirect costs, including related depreciation. The increase in cost of services generally correlates to the increase in revenues.
Selling, general and administrative expenses. The increase was primarily attributable to $157.7 million related to recently acquired businesses and a $44.8 million increase in acquisition and integration costs. Also contributing to the increase was a $23.0 million increase in compensation expense, largely associated with increased incentive compensation due to increased levels of profitability.
Amortization of intangible assets. The increase was related to incremental amortization expense associated with acquisitions, primarily the acquisitions of Dynamic Systems and CEI.
Operating income. Operating income was positively impacted by a $359.2 million increase in operating income for our Electric segment and a $67.3 million increase in operating income for our Underground and Infrastructure segment, partially offset by a $193.7 million increase in corporate and non-allocated costs, which includes amortization expense. Results for each of our business segments and corporate and non-allocated costs are discussed in Segment Results below.

Interest and other financing expenses. The majority of the increase resulted from higher levels of principal on fixed rate debt balances as compared to the nine months ended September 30, 2024. This increase resulted primarily from the issuance of $1.50 billion of aggregate principal amount of senior notes in August 2025 and $1.25 billion of aggregate principal amount of senior notes in August 2024, partially offset by the repayment of $500 million principal amount of senior notes in October 2024.
Other income (expense), net. The decrease was primarily attributable to $16.4 million recognized in the nine months ended September 30, 2024 that resulted from the equity in earnings and a gain from the sale of an investment in a non-integral unconsolidated affiliate, $5.0 million of which was attributable to a non-controlling interest, as further described in Note 6 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Provision for income taxes. The effective income tax rates for the nine months ended September 30, 2025 and 2024 were 25.2% and 22.5%. The higher effective tax rate for the nine months ended September 30, 2025 was primarily due to a lower tax benefit from equity incentive awards. The impact was $22.0 million less benefit in the nine months ended September 30, 2025 compared to the same period in the prior year.
Comprehensive income attributable to common stock. See Statements of Comprehensive Income in Item 1. Financial Statements of Part I of this Quarterly Report. Comprehensive income attributable to common stock increased by $182.1 million in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a $108.3 million increase in net income and a $68.4 million increase in foreign currency translation adjustments. The predominant functional currencies for our operations outside the U.S. are Canadian and Australian dollars. Foreign currency translation gains primarily resulted from the weakening of the U.S. dollar against both the Canadian and Australian dollars as of September 30, 2025 when compared to December 31, 2024.
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

Three months ended September 30, 2025 compared to the three months ended September 30, 2024
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands), with certain of our segment results of operations recast to conform to our current segment reporting structure as described above:

	Three Months Ended September 30,				Change
	2025		2024		$	%
Revenues:
Electric	$6,172,019	80.9%	$5,233,887	80.6%	$938,132	17.9%
Underground and Infrastructure	1,459,389	19.1	1,259,280	19.4	200,109	15.9%
Consolidated revenues	$7,631,408	100.0%	$6,493,167	100.0%	$1,138,241	17.5%
Operating income (loss):
Electric	$703,839	11.4%	$576,014	11.0%	$127,825	22.2%
Underground and Infrastructure	122,216	8.4%	93,956	7.5%	28,260	30.1%
Corporate and Non-Allocated Costs	(308,838)	(4.0)%	(238,809)	(3.7)%	(70,029)	29.3%
Consolidated operating income	$517,217	6.8%	$431,161	6.6%	$86,056	20.0%

Electric Segment Results
Revenues. The increase in revenues for the three months ended September 30, 2025 was primarily due to increased demand for our services, as well as approximately $170 million in revenues attributable to acquired businesses.
Operating Income. The increase in operating income for the three months ended September 30, 2025 was primarily due to the increase in revenues. The increase in operating margin for the three months ended September 30, 2025 was primarily due to the increase in revenues and the overall mix of work performed in the period.
Underground and Infrastructure Segment Results
Revenues. The increase in revenues for the three months ended September 30, 2025 was primarily due to approximately $320 million in revenues attributable to acquired businesses, partially offset by lower revenues from large pipeline projects in Canada.
Operating Income. The increase in operating income for the three months ended September 30, 2025 was primarily due to increased revenues. The increase in operating margin for the three months ended September 30, 2025 was primarily due to the overall mix of work performed in the period.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the three months ended September 30, 2025 was primarily due to a $22.8 million increase in intangible asset amortization expense associated with recent acquisitions, primarily Dynamic Systems, and an $18.1 million increase in acquisition and integration costs. Also contributing to the increase was a $13.7 million increase in compensation expense, which was primarily attributable to increased salaries and non-cash stock compensation expense in support of business growth, and a $5.7 million increase in expense related to change in fair value of contingent consideration liabilities.
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
The following table sets forth segment revenues, segment operating income (loss) and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Nine Months Ended September 30,				Change
	2025		2024		$	%
Revenues:
Electric	$16,574,484	80.3%	$13,631,891	79.6%	$2,942,593	21.6%
Underground and Infrastructure	4,063,265	19.7	3,487,482	20.4	575,783	16.5%
Consolidated revenues	$20,637,749	100.0%	$17,119,373	100.0%	$3,518,376	20.6%
Operating income (loss):
Electric	$1,664,623	10.0%	$1,305,466	9.6%	$359,157	27.5%
Underground and Infrastructure	289,786	7.1%	222,437	6.4%	67,349	30.3%
Corporate and Non-Allocated Costs	(827,829)	(4.0)%	(634,158)	(3.7)%	(193,671)	30.5%
Consolidated operating income	$1,126,580	5.5%	$893,745	5.2%	$232,835	26.1%

Electric Segment Results
Revenues. The increase in revenues for the nine months ended September 30, 2025 was primarily due to approximately $1.71 billion in revenues attributable to acquired businesses, as well as increased demand for our services.
Operating Income. The increase in operating income for the nine months ended September 30, 2025 was primarily due to the increase in revenues. The increase in operating margin for the nine months ended September 30, 2025 was primarily due to the overall mix of work performed in the period. Operating margin for the nine months ended September 30, 2024 was also negatively impacted by decreased operating income margins on various solar projects in the United States that were the result of decreased productivity.
Underground and Infrastructure Segment Results
Revenues. The increase in revenues for the nine months ended September 30, 2025 was primarily due to approximately $520 million in revenues attributable to acquired businesses as well as increased demand for our services.

Operating Income. The increase in operating income and operating margin for the nine months ended September 30, 2025 was primarily due to increased revenues, which contributed to higher levels of fixed cost absorption, as well as the overall mix of work performed during the period. Additionally, the operating margin for the nine months ended September 30, 2024 was also negatively impacted by an $11.9 million loss related to the disposition of a non-core business.
The industrial project that impacted operating income and margin for the three months ended June 30, 2025 has experienced scope growth and resulting cost increases, for which we believe the customer is primarily responsible. Discussions with the customer and assessments are currently ongoing with respect to the scope changes, including the related cost and schedule impacts.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the nine months ended September 30, 2025 was primarily due to an $88.8 million increase in intangible asset amortization and a $37.1 million increase in compensation expense, which was attributable to increased salaries, incentive compensation and non-cash stock compensation expense in support of business growth and, with respect to incentive compensation, increased levels of profitability. Also contributing to the increase was a $29.6 million increase in acquisition and integration costs and a $18.5 million increase in expense related to change in fair value of contingent consideration liabilities.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income attributable to common stock (GAAP as reported)	$339,420	$293,185	$712,928	$599,704
Interest and other financing expenses	71,806	59,950	185,697	146,343
Interest income	(3,722)	(7,237)	(11,345)	(18,817)
Provision for income taxes	119,605	82,421	244,585	178,716
Depreciation expense	103,875	89,979	300,714	262,525
Amortization of intangible assets	133,195	110,422	355,935	267,147
Interest, income taxes, depreciation and amortization included in equity in earnings of integral unconsolidated affiliates	8,668	5,384	21,408	15,608
EBITDA	772,847	634,104	1,809,922	1,451,226
Non-cash stock-based compensation	46,899	38,234	129,121	110,815
Acquisition and integration costs (1)	31,903	7,053	70,277	25,461
Equity in losses (earnings) of non-integral unconsolidated affiliates	80	1,662	497	(1,413)
(Gain)/loss on sale of investments and business (2)	(205)	662	(205)	4,370
Increase in fair value of contingent consideration liabilities	6,803	1,124	21,363	2,864
Adjusted EBITDA	$858,327	$682,839	$2,030,975	$1,593,323
(1) The amounts for the three and nine months ended September 30, 2025 include $6.7 million and $15.2 million that, pursuant to an acquisition purchase agreement, were or will be withheld from the sellers’ proceeds, to be paid to certain employees upon satisfaction of post-closing service obligations.
(2) The amount for the nine months ended September 30, 2024 is a loss of $11.9 million on the disposition of a non-core business, partially offset by a gain of $7.5 million as a result of the sale of a non-integral equity method investment.
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
As of September 30, 2025 and December 31, 2024, MSAs accounted for 38% and 38% of our estimated 12-month backlog and 43% and 48% of our total backlog. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts can be terminated on short notice even if we are not in default. We determine the estimated backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining estimated backlog. As a result, estimates for remaining performance obligations and backlog are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.

The following table reconciles total remaining performance obligations to our backlog (a non-GAAP financial measure) by reportable segment along with estimates of amounts expected to be realized within 12 months (in thousands):

	September 30, 2025		December 31, 2024
	12 Month	Total	12 Month	Total
Electric
Remaining performance obligations	$12,124,623	$19,088,111	$10,297,410	$15,654,028
Estimated orders under MSAs and short-term, non-fixed price contracts	6,722,325	13,555,822	6,198,603	12,973,779
Backlog	$18,846,948	$32,643,933	$16,496,013	$28,627,807

Underground and Infrastructure
Remaining performance obligations	$1,325,214	$1,884,648	$953,983	$1,104,609
Estimated orders under MSAs and short-term, non-fixed price contracts	2,137,865	4,645,458	2,321,941	4,806,408
Backlog	$3,463,079	$6,530,106	$3,275,924	$5,911,017

Total
Remaining performance obligations	$13,449,837	$20,972,759	$11,251,393	$16,758,637
Estimated orders under MSAs and short-term, non-fixed price contracts	8,860,190	18,201,280	8,520,544	17,780,187
Backlog	$22,310,027	$39,174,039	$19,771,937	$34,538,824
The increases in both remaining performance obligations and backlog from December 31, 2024 to September 30, 2025 were partially due to the impact of acquisitions that occurred in the nine months ended September 30, 2025, as well as new project awards with existing customers.

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
Cash Requirements and Capital Allocation
During the nine months ended September 30, 2025, we completed the acquisition of five businesses in which a portion of the consideration, net of cash acquired, consisted of $1.78 billion in cash paid on the respective acquisition dates, funded with a combination of cash and cash equivalents, borrowings under our debt financing arrangements and proceeds from the issuance of senior notes. For additional information regarding our recent acquisitions, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
During the nine months ended September 30, 2025, there were no material changes outside the ordinary course of business in the specified contractual obligations or changes to our capital allocation priorities as set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of the 2024 Annual Report.
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
Our available commitments under our senior credit facility and cash and cash equivalents as of September 30, 2025 were as follows (in thousands):

September 30, 2025
Total capacity available for revolving loans, credit support for commercial paper program and letters of credit	$2,800,000
Less:
Letters of credit outstanding	65,615
Available commitments for revolving loans, credit support for commercial paper notes and letters of credit	2,734,385
Plus:
Cash and cash equivalents (1)	610,387
Total	$3,344,772
(1)     Further information with respect to our cash and cash equivalents is set forth below and in Note 14 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. This amount includes $287.4 million in jurisdictions outside of the U.S., principally in Australia. There are currently no legal or economic restrictions that would materially impede our ability to repatriate such cash.
In July 2025, we extended the maturity date for revolving loans under the credit agreement for our senior credit facility from July 31, 2029 to July 31, 2030. In August 2025, we issued $1.50 billion aggregate principal amount of senior notes and received net proceeds of $1.48 billion, net of the original issue discount, underwriting discounts and deferred financing costs, and used the proceeds to repay certain borrowings that were utilized to acquire Dynamic Systems. For additional information regarding the issuance of the senior notes, see Note 8 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
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
Sources and Uses of Cash, Cash Equivalents and Restricted Cash During the Nine Months Ended September 30, 2025 and 2024
In summary, our cash flows for each period were as follows (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by operating activities	$1,102,405	$1,369,181
Net cash used in investing activities	$(2,285,686)	$(2,127,148)
Net cash provided by financing activities	$1,031,409	$227,427
Operating Activities
Net cash provided by operating activities of $1.10 billion and $1.37 billion in the nine months ended September 30, 2025 and 2024 primarily reflected earnings adjusted for non-cash items and cash provided and used by the main components of working capital: “Accounts and notes receivable,” “Contract assets,” “Prepaid expenses and other current assets,” “Accounts payable and accrued expenses,” and “Contract liabilities.”
Days sales outstanding (DSO) represents the average number of days it takes revenues to be converted into cash, which management believes is an important metric for assessing liquidity. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets, less contract liabilities, and divided by average revenues per day during the quarter. DSO as of September 30, 2025 was 66 days, which was slightly higher than DSO of 65 days as of September 30, 2024 and lower than our five-year historical average DSO of 75 days. Negatively impacting DSO and cash flow from operating activities for both the nine months ended September 30, 2025 and 2024 were unapproved change orders and claims included in contract assets from the large renewable transmission project in Canada further described in Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2025 included $1.78 billion related to acquisitions, $415.6 million of capital expenditures and $149.2 million of cash paid primarily for an integral equity method investment. Partially offsetting these items were $39.4 million of proceeds from the sale of, and insurance settlements related to, property and equipment,
Net cash used in investing activities in the nine months ended September 30, 2024 included $1.72 billion related to acquisitions, $457.1 million of capital expenditures and $72.6 million cash paid primarily for non-integral equity method investments. Partially offsetting these items were $67.2 million of proceeds from the sale of, and insurance settlements related to, property and equipment; $31.2 million of proceeds from the disposition of a non-core business and $29.2 million of proceeds from the sale of a non-integral equity investment.
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

Financing Activities
In August 2025, we issued $1.50 billion aggregate principal amount of senior notes and received net proceeds of $1.49 billion, net of the original issue discount and underwriting discounts, and used the proceeds to repay certain borrowings that were utilized to acquire Dynamic Systems. Net cash provided by financing activities in the nine months ended September 30, 2025 included $51.2 million of net repayments under our senior credit facility and commercial paper program. Financing costs paid directly by us during the nine months ended September 30, 2025 were $4.9 million, which primarily related to the August 2025 issuance of senior notes. Net cash provided by financing activities in the nine months ended September 30, 2025 also included $134.6 million of repurchases of common stock, $102.6 million of payments for contingent consideration liabilities, $97.6 million of payments to satisfy tax withholding obligations associated with stock-based compensation and $45.4 million for the payment of dividends.
In July 2024, we entered into, and borrowed the full amount available under, a $400.0 million 90-day term loan facility outside of our senior credit facility and utilized these borrowings, together with $1.20 billion of borrowings under our commercial paper program and cash on hand, to finance the acquisition of CEI, as well as pay certain related costs and expenses and fund certain working capital requirements. On August 9, 2024, we received net proceeds from the issuance of senior notes of $1.24 billion, including $2.8 million of deferred financing costs paid of accrued by us, but net of the original issue discount and underwriting discounts and used the proceeds to repay certain borrowings utilized to acquire CEI, including the full amount of the short-term term loan. Net cash provided by financing activities in the nine months ended September 30, 2024 included $791.0 million of net repayments under our senior credit facility and commercial paper program. Financing costs paid directly by us during the nine months ended September 30, 2024 were $7.6 million, which related to the August 2024 issuance of senior notes, the short-term term loan and an amendment of our senior credit facility. Net cash provided by financing activities in the nine months ended September 30, 2024 was also partially offset by $140.6 million of payments to satisfy tax withholding obligations associated with stock-based compensation and the payment of $40.8 million of dividends.
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

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2025. Our primary exposure to market risk relates to unfavorable changes in interest rates and currency exchange rates. Refer to the information on financial market risk related to changes in interest rates and foreign currency exchange rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our 2024 Annual Report.

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
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b), as such disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Evaluation of Internal Control over Financial Reporting
We acquired five businesses during the nine months ended September 30, 2025. We are in the process of integrating these acquired businesses into our overall internal control over financial reporting process.
Except as noted above, there has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The shares of common stock issued in this transaction were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the Securities Act), as the shares were issued to the owners of the business acquired in privately negotiated transactions not involving any public offering or solicitation.
For additional information about this acquisition, see Note 5 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Issuer Purchases of Equity Securities During the Third Quarter of 2025
The following table contains information about our purchases of equity securities during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1 - 31, 2025
Open Market Stock Repurchases (1)	—	$—	—	$365,095,093
Tax Withholding (2)	2,453	$387.73	—
August 1 - 31, 2025
Open Market Stock Repurchases (1)	—	$—	—	$365,095,093
Tax Withholding (2)	21,146	$389.36	—
September 1 - 30, 2025
Open Market Stock Repurchases (1)	—	$—	—	$365,095,093
Tax Withholding (2)	41,902	$377.92	—
As of September 30, 2025	65,501		—	$365,095,093

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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Increase in Commercial Paper Program
The information set forth below is included for the purpose of providing disclosure under "Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant." of Form 8-K.
On October 28, 2025, Quanta increased the size of its existing unsecured commercial paper program, established on August 23, 2022 (the CP Program), to permit the issuance of short-term, unsecured commercial paper notes (the Notes) up to a maximum aggregate face amount of $2.8 billion outstanding at any time, effective November 7, 2025. Prior to the increase, the CP Program permitted Quanta to issue Notes in a maximum aggregate face amount of $1.5 billion outstanding at any time. Quanta intends to continue to utilize the availability under the CP Program for general corporate purposes. After this increase, the maximum aggregate face amount of the CP Program aligns with the available commitments for revolving loans under Quanta’s senior credit facility, which must be maintained to provide credit support for all Notes issued under the CP Program.
The Notes are issued pursuant to the terms and conditions of the commercial paper dealer agreements (each, a Dealer Agreement) entered between Quanta and each commercial paper dealer acting as a dealer under the CP Program (each, a Dealer). Quanta may engage additional commercial paper dealers from time to time to act as Dealers under the CP Program. A national bank acts as issuing and paying agent under the CP Program. Except for the increase in the size of the CP Program described above, the other terms and conditions of the CP Program remain as previously described in Quanta’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2022.
The Notes are issued pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act, and have not been and will not be registered under the Securities Act or state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The information contained in this Quarterly Report is neither an offer to sell nor a solicitation of an offer to buy any securities.
From time to time, one or more of the Dealers and certain of their respective affiliates have provided, and may in the future provide, commercial banking, investment banking and other financial advisory services to Quanta and its affiliates for which they have received or will receive customary fees and expense reimbursements.
Insider Trading Arrangements
During the three months ended September 30, 2025, no director or officer of Quanta adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
4.1
Indenture, dated September 22, 2020, between Quanta Services, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (previously filed as Exhibit 4.1 to the Company’s Form 8-K filed September 25, 2020 and incorporated therein by reference)

4.2
Seventh Supplemental Indenture, dated as of August 7, 2025, between Quanta Services, Inc. and U.S. Bank Trust Company, National Association, as trustee (previously filed as Exhibit 4.2 to the Company’s Form 8-K filed August 7, 2025 and incorporated therein by reference)

4.3
Eighth Supplemental Indenture, dated as of August 7, 2025, between Quanta Services, Inc. and U.S. Bank Trust Company, National Association, as trustee (previously filed as Exhibit 4.3 to the Company’s Form 8-K filed August 7, 2025 and incorporated therein by reference)

4.4
Ninth Supplemental Indenture, dated as of August 7, 2025, between Quanta Services, Inc. and U.S. Bank Trust Company, National Association, as trustee (previously filed as Exhibit 4.4 to the Company’s Form 8-K filed August 7, 2025 and incorporated therein by reference)

4.5		Form of 4.300% Senior Notes due 2028 (previously filed as Exhibit 4.5 to the Company’s Form 8-K filed August 7, 2025 and incorporated therein by reference)
4.6		Form of 4.500% Senior Notes due 2031 (previously filed as Exhibit 4.6 to the Company’s Form 8-K filed August 7, 2025 and incorporated therein by reference)
4.7		Form of 5.100% Senior Notes due 2035 (previously filed as Exhibit 4.7 to the Company’s Form 8-K filed August 7, 2025 and incorporated therein by reference)
10.1	*^	Director Compensation Summary, adopted August 27, 2025
31.1	*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	*	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	*
The following financial statements from Quanta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and with detailed tags

104	*	The cover page from Quanta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101)
_______________________________________

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTA SERVICES, INC.

By:	/s/ PAUL M. NOBEL
Paul M. Nobel Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: October 30, 2025