Form 10-K
period 2025-12-31
QUANTA SERVICES, INC.
filed 2026-02-19
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, based on the last sale price of the Common Stock reported by the New York Stock Exchange on such date, was $55.8 billion.
As of February 16, 2026, the number of outstanding shares of Common Stock of the registrant was 149,619,428.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

QUANTA SERVICES, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2025

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
•The potential benefits from, and future financial and operational performance of, acquired businesses and our investments, including our equity interest in LUMA (as defined herein);
•The expected value of contracts or intended contracts with customers, as well as the expected timing, scope, services, term or results of any awarded or expected projects;
•Possible recovery of pending or contemplated insurance claims, change orders and claims asserted against customers or third parties, as well as the collectability of receivables;
•The development of and opportunities with respect to future projects, including projects involving renewable energy and other power generation, electrical grid modernization, upgrade and hardening; data centers and other technology infrastructure; advanced manufacturing facilities; and larger transmission and pipeline infrastructure;
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
•Expectations regarding the outcome of pending or threatened legal proceedings; and
•Expectations with respect to our ability to maintain our current credit ratings.
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

PART I
ITEM 1.Business
OVERVIEW
Quanta Services, Inc. (together with its subsidiaries, “Quanta,” “we,” “us” or “our”) is a leading provider of comprehensive infrastructure solutions for the electric and gas utility, power generation, large load center, manufacturing, communications, pipeline and energy industries in the United States, Canada, Australia and select other international markets. We provide design, engineering, procurement, construction, upgrade and repair and maintenance services for infrastructure within each of these industries, including electric power transmission and distribution networks; substation facilities; wind, solar and gas power generation and transmission and battery storage facilities; low voltage electrical, mechanical, plumbing and process infrastructure for large load centers, such as data center, advanced manufacturing, healthcare, pharmaceutical and industrial facilities; communications and cable multi-system operator networks; gas utility systems; pipeline transmission systems and facilities; and downstream industrial facilities. Our operations are decentralized and labor-intensive, and we rely on craft skilled labor personnel and experienced operators to successfully manage our day-to-day business. We also have an experienced management team, both at the executive and regional levels and within our subsidiaries, which we refer to as operating companies. We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, as well as various proprietary technologies that enhance our service offerings. We have a large and diverse customer base, including many of the leading companies in the utility, renewable energy, hyperscaler, technology, communications, industrial and energy delivery markets.
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
We believe that our business strategies, along with our safety culture and financial resources, differentiate us from our competition and position us to benefit from future programmatic and capital spending by our customers. Our strategies include delivering and continuing to expand our portfolio of infrastructure solutions to existing and potential customers, developing our technological and training capabilities, remaining committed to the safety of our employees, and maintaining an entrepreneurial culture throughout our organization. We believe executing on these strategies places us in the position to be a solutions provider to our customers and capitalize on opportunities and trends in the industries we serve and expand our operations to select new markets.
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
We operate primarily in the United States; however, we derived approximately 7.0%, 8.7% and 14.2% of our revenues from foreign operations, primarily in Canada and Australia, during the years ended December 31, 2025, 2024 and 2023.

Electric
Services
Our Electric segment provides comprehensive services primarily for the electric power grid, power generation and large load center markets. We believe our collaborative, customer-focused, and solutions-based approach, combined with our significant capabilities and scale, differentiate us in the marketplace. Services performed generally include:
•design, procurement, new construction, upgrade and repair and maintenance services for electric power transmission and distribution infrastructure, both overhead and underground, and substation facilities, along with other engineering and technical services, including services that support the implementation of upgrades by utilities to modernize and harden the electric power grid in order to ensure its safety and enhance reliability, to interconnect and transmit electricity from power generation and battery storage facilities and to accommodate increased residential and commercial use of electric vehicles;
•engineering, procurement, new construction (EPC), repowering and repair and maintenance services for renewable generation facilities, such as utility-scale wind, solar and hydropower generation facilities and battery storage facilities;
•emergency restoration services, including the repair of infrastructure damaged by fires and inclement weather;
•energized installation, maintenance and upgrade of electric power infrastructure utilizing our bare hand and hot stick methods and our robotic arm techniques;
•installation of “smart grid” technologies on electric power networks;
•design and installation of electrical systems for large load centers, such as data center, advanced manufacturing and industrial facilities;
•design and construction services to wireline and wireless communications companies, cable multi-system operators, technology companies and other customers within the communications industry;
•design, installation, maintenance and repair services related to commercial and industrial wiring; and
•aviation services primarily for the utility industry, including transportation of line workers, pole and tower setting, and wire stringing, as well as certain emergency aerial firefighting services.
This segment also includes (i) the majority of the financial results of our advanced training facility and our postsecondary educational institution, which specializes in pre-apprenticeship training, apprenticeship training and specialized utility task training for electric workers, as well as training for the gas distribution and communications industries; (ii) our portion of earnings of our unconsolidated integral affiliates, which includes, among others, our 50% equity interest in LUMA Energy, LLC (LUMA), a joint venture that was selected to operate, maintain, and modernize the approximately 18,000-mile electric transmission and distribution system in Puerto Rico; as well as our investment in a company that specializes in harvesting, treating and manufacturing wood utility poles and laminated wood products for utility and telecommunication companies; and (iii) financial results associated with our power transformer, circuit breaker and other manufacturing operations.
Business Environment
With respect to our electric infrastructure service offerings, utility and other customers are continuing to invest significant capital in their infrastructure systems and programs. Our utility customers continue to face increased demand for electricity, including as a result of electrification trends and increased demand for data center and other technology infrastructure and advanced manufacturing facilities. To accommodate this growth, we expect continued demand for new or expanded transmission, substation and distribution infrastructure to reliably transport power to meet demand driven by electrification, data centers and manufacturing reshoring, as well as the modification and reengineering of existing infrastructure with increasing penetration of renewable generation and battery storage and the increased investment in new gas-powered generation. Furthermore, in order to reliably and efficiently deliver power and in preparation for emerging technologies, utility customers are also integrating smart grid technologies into distribution systems to improve grid management and create efficiencies, and a number of utility customers continue to implement system upgrades and hardening programs in response to recurring severe weather events, including, among other things, initiatives to underground critical infrastructure. For example, utilities throughout the United States are executing storm hardening programs to make their systems more resilient to hurricanes and other severe weather events, and there are significant system resiliency initiatives underway in California and other regions in the United States that are designed to prevent and manage the impact of wildfires.
In addition, utility and other customers are increasing their investment in various forms of power generation in response to load growth expectations, which have accelerated based on demand for electricity driven by data centers, manufacturing and reshoring, industrialization, electrification and power grid expansion. Due to increased adoption and technological advancements and efficiencies, renewable generation has some of the lowest levelized costs of energy in the marketplace. When coupled with consumer and corporate preferences for clean energy and emissions-reduction initiatives, demand for renewable generation, energy storage, and related infrastructure has increased and is expected to result in sizable, long-term investments. Utility and other customers are also increasing their investments in other forms of base load power generation, such as combined cycle gas generation and gas peaker generation plants.
The development of power generation infrastructure can often necessitate the development and construction of related infrastructure, including high-voltage electric transmission and substation infrastructure, that is necessary to enhance grid resiliency and interconnect and transmit electricity from new generation facilities into the existing electric power grid. In addition, the investment of capital into the build out of data centers by technology customers in order to, among other things, expand cloud-based services and develop artificial intelligence (AI) training and inference, increases demand for our solutions offerings. In particular, we believe Quanta is well positioned to provide turnkey infrastructure solutions for these facilities, such as critical-path low-voltage electrical infrastructure solutions inside data centers (e.g., advanced manufactured and modular solutions); high-voltage substation, transformer and transmission interconnection infrastructure to connect the facilities to the power grid; and generation infrastructure necessary to power the facilities. These overall market dynamics support demand for our capabilities and our solutions-based approach for our high-quality customers.
With respect to our communications service offerings, which are focused on the North American market, consumer and commercial demand for communication and data-intensive, high-bandwidth wireline and wireless services and applications are driving significant investment in infrastructure and the deployment of new technologies. In particular, we believe there are opportunities to provide fiber and other services in and around data centers, and to interconnect data centers. Communications providers are utilizing fifth generation wireless (5G) infrastructure to support fixed wireless access, which is driving additional fiber capacity requirements for consumer and commercial applications. Additionally, legislative and regulatory initiatives, including the Broadband Equity Access and Deployment (BEAD) Program, have dedicated billions of dollars of funding to support broadband service to underserved markets.
Underground and Infrastructure
Services
Our Underground and Infrastructure segment provides comprehensive infrastructure solutions to customers involved in the transportation, distribution, storage, development and processing of natural gas, oil and other products, as well as customers that own and operate large load centers. Services performed generally include:
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
•civil solutions, including site clearing, earthwork, soil stabilization and infrastructure development;
•turnkey mechanical, plumbing and process infrastructure solutions for large load centers in the technology, semiconductor, healthcare and other industries; and
•engineering, construction and maintenance services for energy transition and carbon-reduction related projects, such as alternative fuel facilities, carbon capture systems and hydrogen facilities.
Business Environment
With respect to gas utility services, pipeline integrity and transmission services and downstream industrial services, we believe these are specialty services and industries that are driven by regulated utility spending; regulation, replacement and rehabilitation of aging infrastructure; and safety and environmental initiatives. We believe this provides a greater level of business sustainability and predictability and helps to offset the cyclicality of larger pipeline projects described below. Natural gas utilities have implemented multi-decade modernization programs to replace aging cast iron, bare steel and plastic system infrastructure with modern materials for safety, reliability and environmental purposes, and regulatory measures have increased the frequency and stringency of pipeline integrity testing requirements that require our customers to test, inspect, repair, maintain and replace pipeline infrastructure to ensure that it operates in a safe, reliable and environmentally conscious manner.

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
Our revenues related to larger pipeline services have fluctuated in recent years. For example, revenues associated with larger U.S. pipeline projects have declined significantly as the pipeline and related infrastructure development necessary to support U.S. shale formations has largely been completed in the near term and as a result of a more challenging permitting and regulatory environment. Revenues associated with large pipeline projects have decreased in recent years, as compared to prior years, and we anticipate that revenues associated with these projects will continue to fluctuate. Despite these fluctuations and cyclicality, we continue to selectively pursue larger pipeline project opportunities to the extent they satisfy our margin and risk profiles. Additionally, the significant increase in demand for electric power is resulting in an increase in planning for new natural gas generation facilities, as well as delays in the retirement of existing facilities, which could in turn increase the demand for additional pipeline, related infrastructure and integrity services.
Through recent acquisitions we have expanded our capabilities and solutions related to turnkey mechanical, plumbing and process infrastructure solutions, which we believe position us to meet strong demand for these services by data center, manufacturing, semiconductor and other large load facilities and provide opportunities in other core end markets. We have also expanded our capabilities and solutions related to civil solutions through recent acquisitions, which allows us to meet strong demand for these services.
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
GENERAL
Recent Acquisitions
On July 25, 2025, we completed the acquisition of Dynamic Systems (DSI), LLC (Dynamic Systems), which provides turnkey mechanical, plumbing and process infrastructure solutions to a diversified customer base that includes technology, semiconductor, healthcare and other load center markets. Dynamic Systems is located in the United States, and its results have been included primarily in the Underground and Infrastructure segment. During the year ended December 31, 2025, we also acquired seven additional businesses, including two businesses located in the United States that specialize in civil solutions, including site clearing, earthwork, soil stabilization and infrastructure development (which have been included in the Underground and Infrastructure segment), a business located in Australia that specializes in electrical engineering and the design and manufacturing of industrial technology solutions (which has been included in both the Electric and Underground and Infrastructure segments), a business located in the United States that specializes in utility construction and related support services (which has primarily been included in the Electric segment), a business located in the United States that specializes in the design, construction and repair of overhead and underground transmission and distribution infrastructure, civil construction services related to substations, as well as helicopter services for electric utility infrastructure (which has primarily been included in the Electric segment), a business located in the United States that specializes in electrical solutions including low voltage technology, testing, engineering, integration, renewable energy and electric prefabrication solutions (which has primarily been included in the Electric segment) and a business located in the United States that provides helicopter services (which has primarily been included in the Electric segment and was accounted for as an asset acquisition).
On July 17, 2024, we completed the acquisition of Cupertino Electric, Inc. (CEI), which provides electrical infrastructure solutions, including engineering, procurement, project management, construction and modularization services, to the technology, renewable energy and infrastructure and commercial industries. CEI is located in the United States, and its results have been included in the Electric segment. During the year ended December 31, 2024, we also acquired seven additional businesses located in the United States, including: a business that provides specialty environmental solutions to utility, industrial and petrochemical companies (primarily included in the Underground and Infrastructure segment); a business that specializes in testing, manufacturing and distributing safety equipment and supplies (primarily included in the Electric segment); a business that specializes in electrical infrastructure services for substations, data centers and governmental entities (primarily included in the Electric segment); a business that manufactures transmission and distribution equipment for the electric utility industry (primarily included in the Electric segment); a business that provides services and equipment related to aerial telecommunications infrastructure and networks (primarily included in the Electric segment); a business that provides services related to fiber optic networks (primarily included in the Electric segment); and a business that specializes in designing, manufacturing, and distributing liquid-filled power transformers primarily for electrical companies and utilities (primarily included in the Electric segment).
During the year ended December 31, 2023, we acquired five businesses located in the United States that are primarily included in the Electric segment including: a business that provides services related to high-voltage transmission lines, overhead and underground distribution, emergency restoration and industrial and commercial wiring and lighting; a business that procures parts, assembles kits for sale, manages logistics and installs solar tracking equipment for utility and development customers; a business that provides concrete construction services; a business specializing in power studies, maintenance testing and commissioning primarily for utility and commercial customers and a business that manufactures power transformers for the electric utility, renewable energy, municipal power and industrial markets.
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
Customer Relationships
We have a large and diverse customer base, including many of the leading companies in the industries we serve, and we have developed strong strategic alliances with numerous customers and strive to develop and maintain our status as a preferred solutions provider to our customers. For the year ended December 31, 2025, our largest customer accounted for 8% of our consolidated revenues and our ten largest customers accounted for 30% of our consolidated revenues. Representative customers include:

●	American Electric Power Company, Inc.	●	National Grid plc
●	CenterPoint Energy, Inc.	●	NextEra Energy, Inc.
●	Comcast Corporation	●	NiSource, Inc.
●	Duke Energy Corporation	●	Pattern Energy
●	Engie IR Holdings LLC	●	PG&E Corporation
●	Entergy Corporation	●	Puget Sound Energy, Inc.
●	Exelon Corporation	●	RWE AG
●	FirstEnergy Corp.	●	Santos Limited
●	Hydro One Incorporated	●	Sempra Energy
●	Iberdrola Group	●	The Southern Company
●	Idaho Power Company	●	The Williams Companies, Inc.
●	Invenergy LLC	●	Turner Construction Company
●	Lower Colorado River Authority	●	Xcel Energy Inc.
Our customers include utility, power developer, technology, communications, and energy delivery companies, as well as governmental entities. We have estimated revenues by customer type as a percentage of total revenues below. Such estimates are based on management judgment and assumptions and are provided to show perceived trends in our customer types and should be considered directional in nature.

	Year Ended December 31,
	2025	2024	2023
Utility and Power	70%	74%	75%
Energy and Other	17	17	19
Technology, Manufacturing and Communications	13	9	6
Total revenues	100%	100%	100%
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
A significant portion of our revenues is currently derived from unit price or fixed price agreements, and price is often an important factor in the award of such agreements. Accordingly, we could be underbid by our competitors. However, customers often consider other factors in choosing a service provider, including technical expertise and experience, breadth of solutions offerings, safety ratings, financial and operational resources, geographic presence, industry reputation and dependability, which we expect to benefit larger service providers such as us. In addition, competition may lessen as industry resources, such as labor supplies, approach capacity. There can be no assurance, however, that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position. The in-house service organizations of certain of our existing or prospective customers, primarily our utility customers, employ personnel who perform some of the same types of services we provide. Although these companies currently outsource a significant portion of these services, there can be no assurance that they will continue to do so in the future or that they will not acquire additional in-house capabilities.
For further information regarding the effects of competition on our business and trends in market demand affecting our business, see Risks Related to Operating Our Business and Risks Related to Our Industries in Item 1A. Risk Factors in Part I of this Annual Report and Results of Operations in Item 7. Management’s Discussion and Analysis of Financial Condition in Part II of this Annual Report.
Material Resources
Equipment
We depend on the availability of a wide range of equipment to perform our services. We operate a fleet of owned and leased trucks and trailers, as well as support vehicles and specialty construction equipment, such as bucket trucks, digger derricks, sidebooms, dozers, backhoes, excavators, trenchers, generators, boring machines, cranes, robotic arms, wire pullers and tensioners. We also own a large fleet of aircraft, primarily helicopters, that are utilized in connection with our solution offerings. As of December 31, 2025, the total size of our owned and leased fleet was approximately 80,000 units. A number of factors that we may not be able to predict or control could result in increased costs for, or delays in delivery of, this equipment, including supply chain and other logistical challenges, as well as global trade relationships and other general market and political conditions that could impact production, delivery or pricing of such equipment (e.g., inflation, interest rates, recessionary economic conditions). Additionally, our ability to efficiently allocate equipment, including our vehicle fleet and helicopters, across our operating companies may impact our ability to perform services and the profitability of our operations. As such, we have invested, and continue to invest, significant resources and management attention to the utilization of our equipment.
Project Materials
We and our customers depend on the availability of certain materials for construction, upgrade, repair and maintenance of their infrastructure, including, among other things, steel, copper, aluminum, and components for electrical projects (e.g., power transformers, circuit breakers, wire) and power generation projects (e.g., solar panels, wind turbine blades, batteries). While our customers are typically responsible for supplying most or all of the materials required for the services we perform on their projects, pursuant to certain of our contracts, including contacts for our comprehensive EPC services, we are required to procure all or part of the materials needed for a project. As we continue to expand our EPC services, customers are increasingly requesting that we be responsible for procuring materials, and this trend is expected to continue to increase.
Additionally, we have invested in domestic manufacturing capabilities for certain critical transmission and power generation components, including high- and low-voltage power transformers, and we have made strategic investments in other core utility infrastructure equipment, including utility poles. We believe continuing to develop these capabilities and make these investments can help alleviate certain of our customers’ supply chain constraints and improve and control project timelines, as well as potentially reduce exposure to changes in global trade relationships around such components.
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
Conversely, we believe that there are also several existing, pending or proposed legislative or regulatory actions that may alleviate certain regulatory and permitting issues and positively impact long-term demand, particularly in connection with electric power infrastructure and power generation spending. For example, regulatory changes affecting siting and right-of-way processes could potentially accelerate construction for transmission projects, and state and federal reliability standards are creating incentives for both electrical and pipeline system investment and maintenance.

Human Capital Resources
We believe our employees are our most important resources, and we focus significant attention and resources on attracting, developing and retaining talented and experienced individuals. We believe our industry-leading training and safety programs are a strength and competitive differentiator with not only our current and potential operating company employees, but with our customers, which have high safety standards and are increasing the amount of their outsourced infrastructure services. Our operations are decentralized and labor-intensive, and we rely on craft skilled labor personnel and experienced operators to successfully manage our day-to-day business, as well as corporate management and professional personnel to coordinate and help execute our business strategies, allocate capital and coordinate equipment usage, and facilitate certain centralized administrative services.
Employee Profile
As of December 31, 2025, we had approximately 69,500 employees, consisting of approximately 13,800 salaried employees, including, among others, executive officers, professional and administrative staff, project managers and engineers, job superintendents and field personnel, and approximately 55,700 hourly employees, the number of which fluctuates depending upon the number and size of the projects that are ongoing and planned at any particular time. Additionally, approximately 36% of our employees as of December 31, 2025 were covered by collective bargaining agreements, which require the payment of specified wages, the observance of certain workplace rules and the payment of certain amounts to multiemployer pension plans and employee benefit trusts. These collective bargaining agreements have varying terms and expiration dates, and the majority contain provisions that prohibit work stoppages or strikes, even during specified negotiation periods relating to agreement renewals, and provide for binding arbitration dispute resolution in the event of prolonged disagreement. As of December 31, 2025, we had approximately 64,400 U.S. employees and approximately 5,100 non-U.S. employees, with the majority of our non-U.S. employees based in Canada.
Employee Health and Safety
Performance of our services requires the use of heavy equipment and exposure to inherently hazardous conditions. In response to these inherent hazards and as part of our commitment to the safety of our operating company employees, customers and third parties, our corporate and operating company management personnel have established safety programs, policies and procedures and ongoing training requirements for our employees and have also developed and implemented critical safety equipment and innovations. For example, on our project sites we have implemented emergency response plans, personal voltage detectors, first aid training and automated external defibrillators, which have helped save the lives of our employees and bystanders. We have also continued to invest significant resources in our safety programs and training facilities, including the Quanta Advanced Training Center, located in Texas, and our safety monitoring tools, including fleet management software. Our operating companies also develop and share best practices for safety policies and practices, and we have an established program for onboarding newly acquired companies and working with them to augment their existing safety practices as necessary. We are also subject to, and must comply with, extensive regulations relating to worker health and safety, including the regulations of the Occupational Safety and Health Administration.
Employee Recruiting, Development and Training
Our success depends on our ability to attract, develop and retain highly qualified employees, including craft skilled labor, project management, engineers, architects, designers, management and professional and administrative employees.
Craft Skilled Labor. We continue to address the longer-term need for additional labor resources in our markets, as our customers continue to seek additional specialized labor resources to address an aging utility workforce and longer-term labor availability issues, increasing pressure to reduce costs and improve reliability, and increasing duration and complexity of their capital programs. We believe these trends will continue, possibly to such a degree that demand for labor resources will outpace supply. Furthermore, the increased demand for our services based on favorable dynamics in certain of our industries can create shortages of qualified labor. In order to take advantage of available opportunities and successfully implement our long-term strategy, we must be able to employ, train and retain the necessary skilled personnel. As a result, we are taking proactive steps to develop our workforce, including through strategic relationships with universities, the military and unions and the expansion and development of our training facilities and postsecondary educational institution. For example, we own and operate Northwest Lineman College, a postsecondary educational institution that provides training programs for the electric power infrastructure, communications and underground utility and infrastructure industries and specializes in pre-apprenticeship training, apprenticeship training and specialized utility task training for electric workers. We also continue to invest in our education and training capabilities at the Quanta Advanced Training Center and other dedicated training facilities, which provide programs for, among other things, beginning linemen, energized electric power services, telecommunications services, renewable (solar) construction, industrial services, wireman introduction, lead and cable splicing, directional drilling, gas distribution services and pipeline integrity training. These training facilities allow us to provide classroom and on-the-job training programs and allow us to train employees in a controlled environment on a large variety of industry common structures.
As an example of our strategic relationships with unions, our operating companies performing more sophisticated and technical jobs utilize, when applicable, training programs provided by the International Brotherhood of Electrical Workers/National Electrical Contractors Associations (IBEW/NECA) Apprenticeship Program, training programs sponsored by the four trade unions administered by the Pipe Line Contractors Association (PLCA), apprenticeship training programs sponsored by the Canadian Union of Skilled Workers (CUSW) or our equivalent programs. Certain of our operating companies have also established apprenticeship training programs approved by the U.S. Department of Labor that prescribe equivalent training requirements for employees who are not otherwise subject to the requirements of the IBEW/NECA Apprenticeship Program. In addition, the Laborers International Union of North America, the International Brotherhood of Teamsters, the United Association of Plumbers and Pipefitters and the International Union of Operating Engineers have training programs specifically designed for developing and improving the skills of their members who work in the pipeline construction industry. Our operating companies also share best practices for training and educational programs. Although we believe these and other initiatives will help address workforce needs, meeting our customers’ demand for labor resources could prove challenging. For additional information on the risks associated with labor resources in our industries, see Risks Related to Operating Our Business in Item 1A. Risk Factors in Part I of this Annual Report.
Management and Professional Personnel. Due to our decentralized operating structure, significant decision-making authority resides with management at our operating companies, and our corporate management and professional and administrative personnel are relied upon to allocate capital and communicate, coordinate and help execute our business strategies. We are focused on our ability to attract and retain qualified employees for these important positions, as we rely on them to successfully manage our decentralized operations and grow and expand our business. We have also implemented enterprise-wide talent development and succession planning programs designed to identify and develop future and/or replacement candidates for key positions. For example, we have developed and administer a succession program with respect to our executive officers and other senior leadership personnel, which is reviewed and/or overseen by our Board of Directors (Board).
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
Climate Change-Related Impacts
Our management considers climate-related risks and opportunities as part of its overall long-term strategic planning and enterprise risk management process, which are overseen by our Board. While the overall impact on our operations continues to evolve, various aspects of climate change, as well as market and societal concerns about the future impact of climate change, have resulted and are expected to continue to result in operational opportunities and challenges. These opportunities and challenges can arise from the physical risks associated with changes in climate, as well as technological advances, market developments and additional regulatory and compliance costs.
Changes in climate have caused, and are expected to continue to cause, among other things, changes to meteorological and hydrological patterns that in turn have impacted the frequency and intensity of wildfires, hurricanes, floods, droughts, winter storms and other storms and severe weather-related events and natural disasters. Our operating results can be significantly influenced by the climates in which we operate and severe weather events, and these changes have and could continue to significantly impact our future operating results. A greater amount of rainfall, snow, ice or other less accommodating weather conditions, including extreme heat, as well as an increase in severe weather events and natural disasters, reduces our productivity and causes delays and cancellations of our ongoing projects. However, an increase in certain of these events, such as hurricanes, tropical storms, wildfires, blizzards and ice storms, also creates opportunities for us to perform a greater amount of emergency restoration services and, as described above, can increase customer spending on modernization, grid hardening and other infrastructure improvements (e.g., fire hardening programs and storm hardening programs). The timing and impact of these events is difficult to predict and can vary from period to period, and our emergency restoration services attributable to these events can fluctuate significantly in any given year. Additionally, changes in climate could result in more accommodating weather patterns for greater periods of time in certain areas, which may enable us to increase our productivity in those areas.
Physical risks associated with changes in climate have also increased certain hazards associated with certain of our operations, which in turn has increased the potential for liability and increased the costs associated with such operations. For example, severe drought and high wind speeds have significantly increased the risk of wildfires throughout our operating locations, which in turn has exposed us and other contractors to increased risk of liability, particularly as these events can be started by electrical power and other infrastructure on which we have performed services. Given the potentially significant liabilities associated with these events, to the extent we are deemed liable or are otherwise responsible for damages or other amounts associated with a wildfire event, it could have a material adverse impact on our business. Furthermore, these climate conditions have also resulted in increased costs for wildfire-related third-party insurance and reduced the amount of insurance carriers are willing to make available to us under such policies.
Changes in climate have in the past, and may in the future, impact the markets in which we operate. For example, certain services within our Underground and Infrastructure segment, including large pipeline infrastructure services, have experienced periodic challenges as a result of concerns regarding the impact of fossil fuels or refined products on the environment. However, such concerns have recently lessened as a result of the overall increase in demand for electricity, which has in turn increased demand for our services and solutions associated with all forms of power generation, including legacy energy resources such as natural gas. Furthermore, in recent years, many utility customers have increased their renewable power generation portfolios (e.g., solar, wind, battery storage ) in part as a result of concerns associated with changes in climate, which has in turn increased demand for our services associated with renewable power generation and related electric power infrastructure.
Lastly, new legislation or regulation related to climate change could increase our costs. Most significantly, we maintain a large fleet of vehicles and a significant amount of construction machinery, and the costs associated with them could significantly increase as a result of regulations related to greenhouse gas emissions from such sources or regulations that result in an increase in fuel prices. Additionally, we may be subject to new rules relating to the disclosure of a range of climate-related risks. While certain of these rules are currently subject to litigation and the timing of implementation and finalization of such rules is uncertain, we are continuing to assess these rules and regulations and at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the rules. To the extent these rules are implemented, we or our customers could incur increased costs related to the assessment and disclosure of climate-related risks. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon intensive sectors, which could further impact our customers and demand for our services.
For additional information regarding the risks and opportunities described above, see Risks Related to Operating Our Business in Item 1A. Risk Factors in Part I of this Annual Report.
Risk Management and Insurance
We are insured for, among other things, employer’s liability, workers’ compensation, auto liability, aviation and general liability claims. We manage and maintain a portion of our risk through retentions and/or high deductibles, as well as, both directly and indirectly through our wholly-owned captive insurance company. The captive insurance company reimburses all claims up to the amount of the applicable deductible of any third-party insurance programs, as well as certain additional exposure related to the general and auto liability programs, which together, in certain circumstances, can be up to $70.0 million per occurrence. As a supplement to our high-deductible primary insurance and captive programs, we maintain insurance with excess insurance carriers for potential losses that exceed the amount of our deductible and captive insurance obligations. We renew our insurance policies on an annual basis, and therefore deductibles, captive insurance and/or reinsurance amounts, and levels of insurance coverage may change in future periods. For additional information regarding our insurance and the risks associated with insurance coverage, see Note 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data and Risks Related to Operating Our Business in Item 1A. Risk Factors in Part I of this Annual Report.
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
•Our business and operating results are subject to physical risks associated with changes in climate.
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
•Scrutiny and expectations with respect to corporate sustainability practices may impose additional costs on us or expose us to reputational or other risks.
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
Our business is dependent in part upon projects that can be cyclical in nature and are subject to risks of delay or cancellation. The timing of or failure to obtain contracts, delays in awards of, start dates for or completion of projects and the cancellations of projects can result in significant periodic fluctuations in our business, financial condition, results of operations and cash flows. Many of our projects involve complex design, engineering, financing, permitting, right of way acquisition, procurement and construction phases that occur over extended time periods, sometimes several years, and we have encountered and may in the future encounter project delays, additional costs or project performance issues as a result of, among other things:
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
•protests and other public activism, legal challenges or other political activity or opposition to our operations or projects or those of our joint ventures;
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
We also generate a significant portion of our revenues under fixed price contracts, including contracts for large projects and/or projects where we provide EPC services (e.g., large electric transmission and substation projects, power generation projects, data center facility projects). We have strategically expanded these service offerings in recent years, including with respect to power generation projects, and the size and scope of these projects continues to increase. The contracts for these projects often involve complex pricing, scope of services and other bid preparation components that require challenging estimates and assumptions on the part of our personnel, which increases the risk that costs incurred on such projects can vary, sometimes substantially, from our original estimates.
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

In particular, locations throughout our primary operating regions, including but not limited to, the United States, Canada and Australia, have recently experienced and are increasingly impacted by wildfires, including locations that have not historically experienced wildfire events but that are becoming more susceptible to wildfire events due to changes in climate. Our customers operate electrical power, natural gas, communications and other infrastructure assets in these areas, which in turn has exposed us and other contractors to increased risk of liability in connection with our operations, as these wildfire events can be started by electrical power and other infrastructure on which we have performed services, including inspection, consulting, construction, upgrade, repair and maintenance and other services. For example, certain of our customers have been determined to be or are potentially responsible for certain catastrophic wildfire events in the western United States due to failure of their infrastructure, and certain of these wildfire events remain under investigation. From time to time, Quanta operating companies have received tenders of defense, demands for preservation of documents and indemnity and subpoenas during the course of investigations and reviews of wildfire events, which can often extend over a prolonged period of time, and additional claims or legal proceedings involving Quanta and its operating companies related to wildfire events may be brought in the future.
We also often perform services in locations that are densely populated and that have higher value property and assets, such as California and metropolitan areas, which can increase the impact of any of these hazards or other accidents. For example, one of our larger operating companies specializes in underground gas and electric distribution and transmission services and operates in metropolitan areas throughout the northeastern United States, including New York City, New York. Additionally, we operate a significant number of helicopters in the performance of our services, including the transportation of line workers, the setting of poles, the stringing of wires and wildfire control and prevention, among other activities, including in locations that have a higher risk of wildfires and in densely populated areas. Our operation of helicopters is subject to various risks, such as crashes, collisions, fires, adverse weather conditions or mechanical failures. We also perform site-work services and railroad construction services, as well as services on natural gas systems, pipelines, refineries, petrochemical plants and other infrastructure assets, and failure of or accidents with respect to work we perform on any of these types of assets could result in significant claims or liabilities. We also manufacture certain products, including power transformers and mobile energy storage systems, and a failure of one of our products could also lead to similar operational hazards (e.g., explosions or mechanical failures).
Events arising from operational hazards and accidents have resulted in significant liabilities to us in the past and may expose us to significant claims and liabilities in the future. These claims and liabilities can arise through indemnification obligations to customers, our negligence, negligence by our subcontractors or otherwise, and such claims and liabilities can arise even if our operations are not the cause of the harm. Our exposure to liability can also extend for years after we complete our services, and potential claims and liabilities arising from significant accidents and events can take years and significant legal costs to resolve.
Potential liabilities include, among other things, claims associated with personal injury, including severe injury or loss of life, and destruction of or significant damage to property and equipment (with respect to both our customers and other third parties), as well as harm to the environment, and other claims discussed above and can lead to suspension of operations, adverse effects to our safety record and reputation and/or material liabilities and legal costs. In addition, if any of these events or losses related thereto are alleged or found to be the result of our or our customer’s activities or services, we could be subject to government enforcement actions, civil or criminal penalties, civil litigation and governmental actions, including investigations, citations, fines and suspension of operations. Insurance coverage may not be available to us or may be insufficient to cover the cost of any of these liabilities and legal costs, and our insurance costs may increase if we incur liabilities associated with operational hazards. If we are not fully insured or indemnified against such liabilities and legal costs or a counterparty fails to meet its indemnification obligations to us, it could materially and adversely affect our business, financial condition, results of operations and cash flows. Further, to the extent our reputation or safety record is adversely affected, demand for our services could decline or we may not be able to bid for certain work.
Insurance and claims expenses, as well as the unavailability or cancellation of third-party insurance coverage, could have a material adverse effect on us.
As part of our overall risk management strategy, we self-insure, or insure through our wholly-owned captive insurance company, a significant portion of our claims exposure, including all amounts up to the applicable deductible of our third-party insurance programs and certain additional amounts related to the general and auto liability programs. We are also responsible for our legal expenses relating to such claims, which can be significant both on an aggregate and individual claim basis. As a supplement to our self-insurance program, we maintain insurance with excess insurance carriers for potential losses, which exceed the amounts we self-insure or insure through our wholly-owned captive insurance company, arising out of our business and operations, and such insurance is subject to high deductibles. We renew our third-party insurance policies on an annual basis, and therefore deductibles and levels of coverage offered may change in future periods, and there is no assurance that any of our coverages will be renewed at their current levels or at all or that any future coverage will be available at reasonable and competitive rates. In connection with such renewals, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance, risk volatility, and premium expense. Our insurance coverages may not be sufficient or effective under all circumstances or against all claims and liabilities asserted against us, and if we are not fully insured against such claims and liabilities, our business, financial condition. results of operations and cash flows could be materially and adversely affected. For example, due to the increased occurrence and future risk of wildfires, as described above, insurers have reduced coverage availability and increased the cost of insurance coverage for such events in recent years. As a result, Quanta’s current level of insurance coverage for wildfire events may not be sufficient to cover potential losses in connection with these events. For more information see Risk Management and Insurance in Item 1. Business in Part I of this Annual Report
Further, there has been a wave of blockbuster, or so-called “nuclear” verdicts resulting from liabilities arising out of vehicle and other accidents in recent years. Given this current claims environment, the amount of coverage available from excess insurance carriers is decreasing, and the premiums for this excess coverage are increasing significantly. For the foregoing reasons, our insurance and claims expenses may increase, or we could increase our self-insured retention as policies are renewed or replaced. In addition, we may assume additional risk within our captive insurance company that we may or may not reinsure.
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
Our business and operating results are subject to physical risks associated with changes in climate.
Changes in climate have caused, and are expected to continue to cause, among other things, changes to meteorological and hydrological patterns, as well as impacts to the frequency and intensity of wildfires, hurricanes, floods, droughts, extreme heat, other storms and severe weather-related events and natural disasters. These changes have and may in the future impact our future operating results and may have a long-term impact on our business, results of operation, financial condition and cash flows. While we seek to mitigate these risks, we recognize that certain risks are inherent given how and where we conduct our operations. For example, catastrophic natural disasters can negatively impact projects we are working on, our facilities and other physical locations, portions of our equipment, or the locations and service regions of our customers. Accordingly, a natural disaster has the potential to disrupt our and our customers’ businesses and may cause us to experience work stoppages, project delays, financial losses and additional costs to resume operations, including increased insurance costs or loss of coverage, legal liability and reputational losses, and we expect that increasing physical climate-related impacts may result in further changes to the cost or availability of insurance in the future.
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
Our ability to efficiently manage our business and achieve our strategic initiatives is limited by our ability to employ, train and retain the necessary skilled personnel, which is subject to a number of risks. The demand for labor resources has continued to increase in response to the increasing duration and complexity of customer capital budgets, the commencement of new, large-scale infrastructure projects, increased demand for infrastructure improvements and reliability and increased pressure to reduce costs. The pool of skilled workers in certain of our industries has also been reduced, and may be further reduced, due primarily to an aging utility workforce and longer-term labor availability issues, including with respect to experienced program managers and qualified journeyman linemen available for our Electric segment and experienced supervisors and foremen for our Underground and Infrastructure segment. The cyclical nature of certain of the industries in which we operate can also create shortages of qualified labor during periods of high demand and production, and the amount of travel required for project management-level positions can impact the number of potential candidates that decide to enter our industries. A shortage in the supply of personnel creates competitive hiring markets that may result in increased labor expenses, and we have incurred, and expect to continue to incur, significant education and training expenses in order to recruit and train employees. The uncertainty of contract award timing and project delays can also present difficulties in managing our workforce size. Additionally, we may not be able to attract and retain the necessary skilled personnel for our expanding product and service offerings. Our inability to efficiently manage our workforce may require us to incur costs resulting from excess staff, reductions in staff, or redundancies that could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Additionally, the inflationary pressure in the United States and our other markets has increased our labor costs. Under certain of our contracts, labor costs are passed through to customers, and the portion of our workforce that is represented by labor unions typically operates under multi-year collective bargaining agreements that provide some visibility into future labor costs. However, the costs related to a significant amount of our workforce are subject to market conditions, and therefore inflationary pressure could increase our labor costs with respect to those employees. Increased labor costs can also impact our customers’ decision-making with respect to viability or timing of certain projects, which could result in project delays or cancellations and in turn have a material adverse effect on our business, financial condition, results of operations or cash flows.
The loss of, or reduction in business from, certain significant customers could have a material adverse effect on our business.
A few customers have in the past and may in the future account for a significant portion of our revenues. For example, our ten largest customers accounted for 30% of our consolidated revenues for the year ended December 31, 2025. Although we have long-standing relationships with many of our significant customers, a significant customer may unilaterally reduce or discontinue business with us at any time or merge or be acquired by a company that decides to reduce or discontinue business with us. A significant customer may also encounter financial constraints, based on cost of capital or other reasons, file for bankruptcy protection or cease operations, any of which could also result in reduced or discontinued business with us. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We have in the past brought, and may in the future bring, claims against our customers. For example, as of December 31, 2025, the amount recognized related to unapproved change orders and claims was $983.6 million, which is discussed further in Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report. These types of claims occur due to, among other things, impacts to projects as a result of factors not within the control of Quanta, such as natural disasters, significant weather events and public health events (e.g., pandemics), delays caused by customers and third parties and changes in project scope, which can result in additional costs that may not be recovered until the claim is resolved. While we generally negotiate with the customer for additional compensation, we may be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred. Litigation, arbitration or government approval (if needed) with respect to these matters is generally lengthy and costly, involves significant uncertainty as to timing and amount of any resolution, and can adversely affect our relationship with existing or potential customers. Furthermore, we can be required to invest significant working capital to fund cost overruns while the resolution of a claim is pending. Failure to obtain adequate and prompt compensation for these matters can result in a reduction of revenues and gross profit recognized in prior periods or the recognition of a loss. Any such reduction or loss can be substantial and can have a material adverse effect on our business, financial condition, results of operations and cash flows.

During the ordinary course of our business, we are subject to lawsuits, claims and other legal proceedings, as well as bonding claims and related reimbursement requirements.
We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. These actions seek, among other things, compensation for alleged personal injury (including claims for loss of life), workers’ compensation, employment discrimination, sexual harassment, workplace misconduct, wage and hour claims and other employment-related damages, compensation for breach of contract, negligence or gross negligence or property damage, environmental liabilities, multiemployer pension plan withdrawal liabilities, punitive damages, consequential damages, and civil penalties or other losses or injunctive or declaratory relief, as well as interest and attorneys’ fees associated with such claims. Furthermore, given the growth that we have experienced, we have become a more attractive target for lawsuits by various third parties.
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
In addition, many customers, particularly in connection with new construction, require us to post performance and payment bonds. These bonds provide a guarantee that we will perform under the terms of a contract and pay our subcontractors and vendors. If we fail to perform, the customer may demand that the surety make payments or provide services under the bond, and we must reimburse the surety for any expenses or outlays it incurs. As of December 31, 2025, the total amount of our outstanding performance bonds was estimated to be approximately $14.9 billion. To the extent reimbursements are required, the amounts could be material and could adversely affect our consolidated business, financial condition, results of operations or cash flows.
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
Furthermore, our business involves professional judgments regarding the planning, design, development, construction, operations and management of electric power, power generation, communications, underground utility, pipeline and other infrastructure. Because our projects are often technically complex, our failure to make judgments and recommendations in accordance with applicable professional standards, including engineering standards, could result in damages. A significantly adverse or catastrophic event at a project site or completed project resulting from the services we performed could result in significant professional or product liability, personal injury (including claims for loss of life) or property damage claims or other claims against us, as well as reputational harm. These liabilities could exceed our insurance limits or impact our ability to obtain third-party insurance in the future, and customers, subcontractors or suppliers who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. As a result, warranty, engineering and other related claims could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
We rely on information technology systems to manage our operations and other business processes and to protect sensitive company information. We also collect and retain information about our customers, stockholders, vendors, employees, contractors, business partners and other parties, all of whom expect that we will adequately protect such information. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our information technology systems and confidential information as well as the systems and information of key third parties and information technology vendors upon whom we rely. Certain of our vendors have experienced cyber-attacks that exploited vulnerabilities in their systems and have resulted in disruptions to their systems. While these events have not resulted in any known material impacts to our systems, we expect such attacks will continue in the future. Furthermore, the infrastructure systems and facilities on which we work are strategic targets that are at greater risk of cyber-attacks or acts of terrorism than other targets. Additionally, an intrusion into the information systems of a business we acquire may also ultimately compromise our systems. Our operations are decentralized with operating companies maintaining some of their own information systems, data and service providers, including some of their own security controls and processes. There can be no assurance that our cybersecurity risk management program and processes, including policies, controls and procedures, designed to apply to our operating companies will be fully implemented, complied with or effective in protecting all information systems and operations.
Our security measures and technology to protect our and our clients’ confidential or proprietary company information may not be successful, and there can be no assurance that our efforts will prevent all threats to our systems and information. Moreover, we have acquired and continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to significant cybersecurity, operational, and financial risks until they are fully integrated into our information systems. Additionally, the increased use of remote working arrangements by employees, vendors, and other third parties has increased the exposure to possible attacks, thereby increasing the risk of a data security compromise.
We have experienced and addressed cyber-attacks, breaches and disruptions of our information systems, and systems of key third parties and information technology vendors that we rely upon, in the past, and we expect such events to continue to arise in the future. While to date we have not experienced any material impact as a result of these events, the ultimate impact of future and similar events remains unknown, and we expect additional vulnerabilities to arise. Cyber-attacks can result in compromises of our payment systems, monetary losses, inability to access or operate our systems (e.g., ransomware), delays in processing transactions or reporting financial results, the disclosure or misappropriation of confidential, personal or proprietary company information (including for the purpose of transacting in our stock), or the release of customer, stockholder, vendor or employee information. An attack could also cause material service disruptions to our internal systems or to our operating companies’ systems, or in extreme circumstances, infiltration into, damage to or loss of control of our customers’ energy infrastructure systems. Any such breach or disruption could subject us to material liabilities, cause damage to our reputation or customer relationships, or result in regulatory investigations or other actions by governmental authorities as well as litigation, which could have a material adverse impact on our business, financial condition, results of operations and cash flows. Furthermore, we may incur substantial costs related to the investigation and reporting of any such breach or disruption. Additionally, because the techniques used to obtain unauthorized access or sabotage information technology systems change frequently and are generally not identifiable until they are launched against a target, we are unable to anticipate all attacker techniques or to implement comprehensive preventative measures, particularly because threat actors are increasingly using tools, including artificial intelligence, that are designed to circumvent controls and evade detection. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches.
In addition, as a contractor supporting government agencies with respect to certain projects, including the Department of Defense (DoD), we must adhere to regulatory cyber compliance requirements outlined in the Federal Acquisition Regulations (FAR), the Defense Federal Acquisition Regulation Supplement (DFARS), and other federal mandates with respect to these projects. The DoD has also finalized the Cybersecurity Maturity Model Certification (CMMC) process and commenced in late 2025 the process of incorporating CMMC assessments in applicable procurements. Obligations that may be imposed on us under the CMMC may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance. Failure to meet these various requirements, whether mandated by regulation or contract, could cause material harm to our business, financial condition and reputation.
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
•failure to successfully perform, or negative publicity related to, a high-profile project, including, among others, our joint venture in LUMA and large-scale infrastructure projects (i.e., electric transmission projects, renewable and other generation projects and data center and manufacturing facilities);
•actual or potential involvement in a catastrophic fire, explosion, aviation incident, mechanical failure of infrastructure or similar event; or
•actual or perceived responsibility for a serious accident or injury.
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
Additionally, we also generally require that key management and former principals of the businesses we acquire agree to non-compete covenants in the purchase agreement or, as applicable, employment agreements. Enforceability of these non-competition agreements varies by jurisdiction and typically is dependent upon specific facts and circumstances, making it difficult to predict their enforceability. Therefore, if a member of the key management of the business we acquire is terminated, we might be subject to increased competition if the restrictive covenants entered into by such person are not enforceable or have expired, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
Our overall business, financial condition, results of operations and cash flows can be negatively impacted by our activities and operations outside the continental United States, including our international operations and operations in U.S. territories. Although these operations are presently conducted primarily in Canada and Australia, we also perform work in other foreign countries and U.S. territories. For the year ended December 31, 2025, we derived $2.00 billion, or 7.0%, of our consolidated revenues from foreign operations, the substantial majority of which was related to Canada and Australia. Changes in economic conditions, including those resulting from wars and other geopolitical conflicts, civil unrest, public health crises, pandemics, acts of terrorism, or volatility in global markets, may adversely affect demand for our services and our customers’ ability to pay for our services. In addition, at times we are paid for work outside the United States in currencies other than the U.S. dollar. Such payments are subject to fluctuating foreign currency exchange rates and may exceed our local currency needs, and, in certain instances, those amounts may be subject to temporary blocking, taxes or tariffs, and we may experience difficulties if we attempt to convert such amounts to U.S. dollars. Furthermore, to the extent the volume of services we provide internationally increases, our financial condition, results of operations and cash flows could be further exposed to the effects of fluctuating exchange rates.

There are numerous other risks associated with operating in international markets and U.S. territories, including, but not limited to, changes in applicable regulatory requirements; political instability and interference; economic and social instability and civil unrest; unfamiliar legal systems or business and labor practices; changes in laws, rules or regulations or the interpretation or manner of enforcement of laws, rules and regulations; expropriation or nationalization of our assets and operations; and complex tax regulations and other laws and international treaties. For example, our joint venture LUMA is exposed to various of these risks operating in Puerto Rico.
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
Additionally, successful completion of our contracts can depend on whether our subcontractors successfully fulfill their contractual obligations. If our subcontractors fail to perform their contractual obligations, fail to meet the expected completion dates or quality or safety standards or fail to comply with applicable laws, such shortcomings may subject us to claims or liabilities, including from customers and third parties, or we may be required to incur additional costs or provide additional services to mitigate such shortcomings. As a result, regulatory or other requirements that require us to outsource a percentage of services to subcontractors, whether they are businesses meeting diversity-ownership requirements or otherwise, also limit our ability to self-perform our services, thereby potentially increasing performance risk associated with our services. Furthermore, services subcontracted to other service providers generally yield lower margins, and therefore these regulatory requirements can impact our profitability and results of operations.
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
Pursuant to certain contracts, including fixed price and EPC contracts where we have assumed responsibility for procuring materials for a project, we may be exposed to availability issues and price increases for materials that are utilized in connection with our operations, including, among other things, copper, steel, aluminum, specialized project components (e.g., transformers, solar panels, breakers, turbines, batteries) and raw materials utilized for certain of our product solutions. In addition, the timing of our customers’ ongoing projects, as well as their capital budgets and decision-making with respect to the timing of the future projects, can be negatively impacted by a lack of availability or an increase in prices of these materials. Prices and availability could be materially impacted by, among other things, supply chain and other logistical challenges (including inability of manufacturers to timely meet demand), global trade relationships (e.g., tariffs, duties, taxes, assessments, sourcing restrictions) and other general market and geopolitical conditions (e.g., inflation, market volatility, increased interest rates and geopolitical conflicts). The lack of availability of necessary materials could result in project delays, some of which could be attributable to us, and an increase in prices of materials could reduce our profitability on projects or negatively impact our customers, which could have an adverse effect on demand for our services or our business, financial condition, results of operations and cash flows. For example, in the past sourcing restrictions on critical components for our customers’ projects (e.g., solar panels) have resulted in supply chain and logistical challenges, which negatively impacted certain of our services. We may continue to be impacted by sourcing restrictions, including, but not limited to, taxes, tariffs and duties, which may negatively impact project timing within certain of our markets in the future. Additionally, the availability of power transformers utilized in electric power projects has been negatively impacted by the inability of manufacturers to meet current market demand, which has increased, and is expected to continue to increase.
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
We are also exposed to increases in energy prices, particularly fuel prices for our large fleet of vehicles, which have fluctuated significantly since 2020 and could increase over the longer term due to market conditions or future regulatory, legislative and policy changes. Furthermore, some of our fixed price contracts do not allow us to adjust our prices and certain of our other contracts, such as some long-term MSAs, allow for price adjustments within a certain range that may be insufficient for us to recover the full amount associated with increased fuel costs. As a result, increases in fuel costs could reduce our profitability with respect to such projects. Our ability to utilize certain existing vehicles within our fleet may also be limited by new emissions or other regulations, and, due to lack of production or availability, we may not be able to procure a sufficient number of vehicles meeting any such regulations. To the extent we are unable to utilize a significant portion of our existing fleet, we may be unable to perform services, which could have an adverse effect on our future financial condition, results of operations and cash flows. The broader and longer-term implications of these challenges remain highly uncertain and variable and could negatively impact our overall business, financial condition, results of operations and cash flows.
Scrutiny and expectations from various stakeholders with respect to corporate sustainability practices may impose additional costs on us or expose us to reputational or other risks.
Certain investors, customers and other stakeholders have focused on sustainability practices of companies, including, among other things, practices with respect to human capital resources, emissions and environmental impact and political spending. Expectations and requirements of our investors, customers and other third parties evolve rapidly and are largely out of our control, and our initiatives and disclosures in response to such expectations and requirements may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain services, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations. While we have programs and initiatives in place related to our sustainability practices, investors may decide to reallocate capital or to not commit capital as a result of their assessment of our practices. In addition, our customers may require that we implement certain additional procedures or standards in order to continue to do business with us. A failure to comply with investor, customer and other stakeholder expectations and standards, which are evolving and can conflict, or if we are perceived not to have responded appropriately to their growing concerns around sustainability issues, regardless of whether there is a legal requirement to do so, could also cause reputational harm to our business and could have a material adverse effect on us. Moreover, while we may create and publish voluntary disclosures regarding sustainability matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and estimates and assumptions that may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many sustainability matters. Additionally, we may be subject to new rules that would require companies to provide significantly expanded climate-related disclosures.
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
A number of factors can also adversely affect the industries we serve, including, among other things, the economic impact of supply chain and other logistical issues, financing conditions, potential bankruptcies and global and U.S. trade relationships and other geopolitical conflicts and other events. A reduction in cash flow or the lack of availability of debt or equity financing for our customers on favorable terms could result in a reduction in our customers’ spending for our services and also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Negative economic conditions in the electric power, energy or communications industries can also result in reduced spending by, or the loss of, one or more of our customers, including as a result of, among other things, consolidation, competition, capital constraints, concerns regarding the affordability of electricity to end consumers or a decrease in demand for electric power required by large load facilities.
Services within our Underground and Infrastructure segment are also exposed to risks associated with the oil and gas industry. These risks, which are not subject to our control, include the volatility of commodity prices and production volumes, the development of and consumer demand for alternative energy sources, and legislative and regulatory actions, as well as public opinion, regarding the impact of fossil fuels on the climate and environment. Specifically, lower prices or production volumes, or perceived risk thereof, can result in decreased or delayed spending by our customers, including with respect to larger pipeline and industrial projects. If our industries were adversely affected, our overall financial position, results of operations and cash flows could also be adversely affected or our stock price could be negatively impacted.
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
Technological advancements, market developments and other factors may increase our costs or alter our customers’ existing operating models or the services they require, which could result in reduced demand for our services. For example, a transition to a decentralized electric power grid, which relies on more dispersed and smaller-scale sources, could reduce the need for large infrastructure projects and significant maintenance and rehabilitation programs, thereby reducing demand for, or profitability of, our services. Additionally, if traditional utilities are unable to meet the electricity demand of certain industries, such as technology or manufacturing companies, while maintaining affordability of electric power to end consumers, it could alter existing operating models and could result in a reduction in demand for our services. Our future success will depend, in part, on our ability to anticipate and adapt to these and other potential changes in a cost-effective manner and to offer services that meet customer demands and evolving industry standards. If we fail to do so or incur significant expenditures in adapting to such changes and technological advancements, our businesses, financial condition, results of operations and cash flows could be materially and adversely affected.
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
For example, in the past, sourcing restrictions on critical components for our customers’ projects have resulted in supply chain and logistical challenges, which negatively impacted certain of our services. We may be impacted in the future by sourcing restrictions, including, but not limited to, taxes, tariffs and duties, which may negatively impact project timing within certain of our markets in the future. Furthermore, with respect to our contracts under which we are responsible for procuring all or a portion of the materials needed for projects, including our EPC contracts, we are often required to comply with complex sourcing and transportation regulations, which can involve cross-border movement of such materials. Changes to, or our failure to comply with, these regulatory requirements can result in project delays and additional project costs, which may be substantial and not recoverable from third parties, and in some cases, we may be required to compensate the customer for such delays, including in circumstances where we have guaranteed project completion or performance by a scheduled date and incur liquidated damages if we do not meet such schedule. Additionally, our failure to comply with these regulatory requirements could result in criminal or civil fines, penalties, forfeitures or other sanctions.
Regulatory requirements focused on concerns about climate-change related issues, including any new or changed requirements concerning the reduction, production or consumption of fossil fuels, could negatively impact the hydrocarbon production volumes of our customers, which could in turn negatively impact demand for certain of our services.
With respect to certain services within our Electric segment, current and potential legislative or regulatory initiatives may not be implemented or extended or result in incremental increased demand for our services, including legislation or regulation that mandates percentages of power to be generated from renewable sources, requires utilities to meet reliability standards, provides for existing or new production tax credits for renewable energy developers, or encourages installation of new electric power transmission and renewable energy generation facilities. While these actions and initiatives have positively impacted demand for our services in the past, it is not certain whether they will continue to do so in the future.
Our unionized workforce and related obligations may adversely affect our operations.
As of December 31, 2025, approximately 36% of our employees were covered by collective bargaining agreements and the number of our employees covered by collective bargaining agreements could increase in the future for a variety of reasons, including acquisitions, unionization of a non-union operating company, project requirements (e.g., project labor agreements) and changes in law. The labor environment in recent years has also generally been more conducive to unionization attempts, and we have experienced an increase in unionization attempts at certain of our operating companies, some of which have been successful, and we expect such attempts to continue in the future. For a variety of reasons, our unionized workforce could adversely impact relationships with our customers and adversely affect our business, financial condition, results of operations and cash flows. Certain of our customers also require or prefer a non-union workforce, and they may reduce the amount of work assigned to us if our non-union labor crews become unionized. Additionally, although the majority of the collective bargaining agreements prohibit strikes and work stoppages, certain of our unionized employees have participated in strikes and work stoppages in the past and strikes or work stoppages could occur in the future. Our ability to complete future acquisitions also could be adversely affected because of our operating companies’ union status, including because our union agreements may be incompatible with the union agreements of a business we want to acquire or because a business we want to acquire may not want to become affiliated with our operating companies that have employees covered by collective bargaining obligations.
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
Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, PCBs, PFAS, fuel storage, batteries, water quality and air quality. These laws and regulations are complex and subject to change and in some cases, environmental laws also ascribe liability without respect to contribution to the contamination in question or the lawfulness of disposal at the time it occurred.

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
We are subject to various specific regulatory regimes and requirements that could result in significant compliance costs and liabilities. As a public company, we are subject to various corporate governance and financial reporting requirements, including requirements for management to report on our internal controls over financial reporting and for our independent registered public accounting firm to express an opinion on the operating effectiveness of our internal control over financial reporting. Our internal control over financial reporting was effective as of December 31, 2025; however, there can be no assurance that our internal control over financial reporting will be determined to be effective in future years. Failure to maintain effective internal controls, including the identification and remediation of significant internal control deficiencies in acquired businesses (both prior acquisitions and future acquisitions), could result in a decrease in the market value of our publicly traded securities, a reduced ability to obtain debt and equity financing, a loss of customers, fines or penalties, and/or additional expenditures to meet the requirements or remedy any deficiencies.
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
Most government contracts are awarded through a regulated competitive bidding process, which can often include more cumbersome compliance requirements and be more time consuming than the bidding process for non-governmental projects. This could require us to incur substantial costs, subject us to increased liability for our disclosures, and influence our business strategy in ways other than we might prefer. Additionally, involvement with government contracts could require a significant amount of costs to be incurred before any revenues are realized. We are also subject to numerous procurement rules and other public sector regulations when we contract with certain governmental agencies, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors and may review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If a government agency determines that costs were improperly allocated to specific contracts, such costs will not be reimbursed or a refund of previously reimbursed costs may be required. If a government agency alleges or proves improper activity, civil and criminal penalties could be imposed and serious reputational harm could result. Many government contracts must be appropriated each year, and without re-appropriation we would not realize all of the potential revenues from any awarded contracts. Furthermore, certain of our federal government contracts require us to have security clearances, which can be difficult and time consuming to obtain. If our employees or our facilities are unable to obtain or retain the necessary security clearances, our clients could terminate or not renew existing contracts or award us new contracts. Additionally, U.S. government shutdowns or any related under-staffing of the government departments or agencies that interact with our business could result in program cancellations, disruptions and/or stop work orders, could limit the government’s ability to effectively progress programs and make timely payments, and could limit our ability to perform on our existing U.S. government contracts and successfully compete for new work.
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
We have a significant amount of debt and debt service requirements. As of December 31, 2025, we had approximately $5.23 billion of outstanding long-term debt, net of current maturities. We also had $2.42 billion of aggregate undrawn borrowing capacity under our senior credit facility and commercial paper program as of December 31, 2025. This level of debt could have significant consequences on our future operations, including:
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
Borrowings under our senior credit facility and commercial paper facility are at variable rates of interest and expose us to interest rate risk. Interest rates increased significantly during 2022 and 2023, and remained elevated in 2024 and most of 2025. As a result, our debt service obligations on the variable rate indebtedness have increased and may continue to increase even if the amount we borrow remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. See Note 10 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II and Interest Rate Risk in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of this Annual Report for further information about our debt subject to variable interest rates.

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
We often fund a significant portion of the consideration paid in connection with our acquisitions with the issuance of additional equity securities, including contingent consideration amounts payable if acquired businesses achieve certain performance objectives during specified post-acquisition periods. We also utilize stock-based compensation as a key component of our compensation program. We expect to issue additional equity securities in the future in connection with these and other practices. Our Restated Certificate of Incorporation provides that we may issue up to 600,000,000 shares of common stock, of which 149,577,564 shares were outstanding as of December 31, 2025. Any additional issuances of common stock would have the effect of diluting our earnings per share and our existing stockholders’ individual ownership percentages and lead to volatility in the market price of our common stock. We cannot predict the effect that future issuances of our common stock or other equity-related securities would have on the market price of our common stock.
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
•a third-party risk management process for service providers based on our assessment of each provider’s operational criticality, level of access to our IT systems and relative risk profile; and
•procurement of insurance coverage that is intended to address certain aspects of cybersecurity risks.
During the year ended December 31, 2025, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected our operations, business strategy, results of operations or financial condition. However, we will continue to face certain risks from ongoing cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. See Disruptions to our information technology systems or our failure to adequately protect critical data, sensitive information and technology systems could materially affect our business or result in harm to our reputation in Item 1A. Risk Factors in Part I of this Annual Report.”

Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and considers cybersecurity and IT risks as key strategic risks of Quanta. The Board, including through its Safety, Operations and Risk Committee, oversees management’s implementation of our cybersecurity risk management program, receiving regular reports from management (including our Senior Vice President of Technology) on our cybersecurity risks, including briefings on our cyber risk management program and cybersecurity incidents, and reviewing cybersecurity topics impacting companies with management and external experts. The Safety, Operations and Risk Committee reports to the full Board regarding its activities, including those related to cybersecurity.
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

ITEM 2.Properties
Facilities
We own and lease facilities throughout the United States, Canada, Australia and certain other foreign countries where we conduct business. These facilities are utilized for operations in all of our reportable segments and include offices, equipment yards, warehouses, storage, maintenance shops, manufacturing facilities and training and educational facilities, including the training and educational facilities located at the Quanta Advanced Training Center in La Grange, Texas, and the campuses of Northwest Lineman College, our postsecondary educational institution, which are located in California, Florida, Idaho and Texas. As of December 31, 2025, we owned 123 of our facilities and certain real property and leased the remainder. Included in the owned facilities is real property and associated office buildings and facilities located in Houston, Texas that we utilize as our corporate headquarters and real property and associated manufacturing facilities located in Canonsburg, Pennsylvania; Raeford, North Carolina; and Erie County, New York, associated with our businesses that specialize in manufacturing power transformers and related electrical components. We believe that our existing property and facilities are suitable and adequate for our current needs; however, we continue to evaluate real estate strategies to support our recent growth.
Equipment
We operate a fleet of owned and leased trucks and trailers, as well as support vehicles and specialty construction equipment, such as bucket trucks, digger derricks, sidebooms, dozers, backhoes, excavators, trenchers, generators, boring machines, cranes, robotic arms, wire pullers and tensioners. We also own a large fleet of aircraft, primarily helicopters, that are utilized in connection with our solution offerings. As of December 31, 2025, the total size of our owned and leased fleet was approximately 80,000 units. Most of our fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We believe that our equipment is generally well maintained and is suitable and adequate for our present operations.

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

ITEM 4.Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “PWR.” On February 16, 2026, there were approximately 349 holders of record of our common stock. This number does not include stockholders for whom shares of our common stock are held in “nominee” or “street name.” See Note 13 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report for additional discussion of our equity securities.
Unregistered Sales of Securities
On November 14, 2025 and December 9, 2025, we completed three acquisitions in which a portion of the consideration for the acquisitions consisted of the unregistered issuance of shares of our common stock. The aggregate consideration paid at closing in these acquisitions included 413,823 shares of our common stock, valued at $187.0 million as of the respective acquisition dates.
The shares of common stock issued in these transactions were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, (the Securities Act), as the shares were issued to the owners of the businesses acquired in a privately negotiated transaction not involving any public offering or solicitation.
For additional information about these acquisitions, see Note 6 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report.
Issuer Purchases of Equity Securities During the Fourth Quarter of 2025
The following table contains information about our purchases of equity securities during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
October 1 - 31, 2025
Open Market Stock Repurchases (1)	—	$—	—	$365,095,093
Tax Withholding (2)	1,283	$420.34	—
November 1 - 30, 2025
Open Market Stock Repurchases (1)	—	$—	—	$365,095,093
Tax Withholding (2)	21,018	$449.02	—
December 1 - 31, 2025
Open Market Stock Repurchases (1)	—	$—	—	$365,095,093
Tax Withholding (2)	10,252	$459.66	—
As of December 31, 2025	32,553		—	$365,095,093
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
Performance Graph
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares, for the period from December 31, 2020 to December 31, 2025, the cumulative stockholder return on our common stock with the cumulative total return of the S&P 500 Index (the S&P 500), the S&P 500 Industrials Index (the S&P 500 Industrials) and a peer group selected by our management that includes public companies within our industries. The companies in the peer group were selected to represent a broad group of publicly held corporations with operations similar to ours, and includes AECOM, Dycom Industries, Inc., EMCOR Group Inc., Fluor Corporation, Jacobs Solutions Inc., KBR, Inc., MasTec, Inc., MYR Group Inc. and Primoris Services Corporation.
The graph below assumes an investment of $100 (with reinvestment of all dividends) in our common stock, the S&P 500, the S&P 500 Industrials and the peer group on December 31, 2020 and tracks their relative performance through December 31, 2025. The returns of each company in the peer group are weighted based on the market capitalization of that company at the beginning of the measurement period. The stock price performance reflected in the following graph is not necessarily indicative of future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Quanta Services, Inc., the S&P 500, the S&P 500 Industrials and the Peer Group

	December 31,
	2020	2021	2022	2023	2024	2025
Quanta Services, Inc.	$100.00	$159.50	$198.79	$301.57	$442.11	$591.12
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P 500 Industrials	$100.00	$121.12	$114.48	$135.24	$158.87	$189.72
Peer Group	$100.00	$139.96	$144.05	$164.72	$236.05	$280.39

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
The discussion summarizing the significant factors which affected the results of operations and financial condition for the year ended December 31, 2024, including the changes in results of operations between the years ended December 31, 2024 and 2023, can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 20, 2025.
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
With respect to our Underground and Infrastructure segment, we continue to believe the market for our industrial solutions and gas utility and pipeline integrity services remains solid given the recurring critical-path maintenance requirements and regulated spend dedicated to modernizing systems, reducing methane emissions, ensuring environmental compliance and improving safety and reliability. However, revenues associated with large pipeline projects have fluctuated in recent years, and we anticipate that revenues associated with these projects will continue to fluctuate. Our acquisition of Dynamic Systems (DSI), LLC (Dynamic Systems) during 2025 expanded our capabilities and solutions related to turnkey mechanical, plumbing and process infrastructure solutions. We see strong demand for these services by data center, manufacturing, semiconductor and other large load facilities and believe there are also opportunities to provide these services to other core end markets.
During 2025, increased revenues and operating income contributed to $2.23 billion of net cash provided by operating activities, which was an 7.1% increase compared to 2024. This cash provided by operating activities, along with borrowings under our credit facility and commercial paper program and issuance of senior notes described below, allowed us to execute our business plan, including the strategic acquisitions of certain businesses and investments in unconsolidated affiliates, for which we utilized $3.30 billion of cash; repurchases of $134.6 million of common stock, and payments of $60.4 million in dividends associated with our common stock. Additionally, as of December 31, 2025, available commitments under our senior credit facility, combined with our cash and cash equivalents, totaled $2.86 billion.
In August 2025, we issued $1.50 billion aggregate principal amount of senior notes and received net proceeds of $1.48 billion, net of the original issue discount, underwriting discounts and deferred financing costs, and used the proceeds to repay certain outstanding borrowings. Our debt financing arrangements are more fully described in Note 10 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report.
We expect the strong demand for our services will continue. Our remaining performance obligations and backlog were $23.76 billion and $43.98 billion as of December 31, 2025, representing increases of 41.8%, and 27.3% relative to December 31, 2024. For a reconciliation of backlog to remaining performance obligations, the most comparable financial measure prepared in conformity with generally accepted accounting principles in the United States (GAAP), see Non-GAAP Financial Measures below.
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
Demand for services. Some of our services are provided under contracts, including MSAs and similar agreements, pursuant to which our customers are not committed to specific volumes of our services. Therefore our volume of business can be positively or negatively affected by fluctuations in the amount of work our customers assign us in a given period, which may vary by geographic region. Examples of items that may cause demand for our services to fluctuate materially from quarter to quarter include: the financial condition of our customers, their capital spending and their access to and cost of capital; acceleration of any projects or programs by customers (e.g., modernization or hardening programs); economic and political conditions on a regional, national or global scale, including availability of renewable energy tax credits; interest rates; governmental regulations affecting the sourcing and costs of materials and equipment; other changes in U.S. and global trade relationships (e.g., tariffs, taxes); and project deferrals and cancellations.
Revenue mix and impact on margins. The mix of revenues based on the types of services we provide in a given period will impact margins, as certain industries and services provide higher-margin opportunities. Our larger or more complex projects typically include, among others, transmission projects with higher voltage capacities; pipeline projects with larger-diameter throughput capacities; large-scale power generation projects; complex data center projects; and projects with increased engineering, design or construction complexities, more difficult terrain or geographical requirements, or longer distance requirements. These projects typically yield opportunities for higher margins than our recurring services under MSAs described above, as we assume a greater degree of performance risk and there is greater utilization of our resources for longer construction timeframes. However, larger projects are subject to additional risk of regulatory delay and cyclicality. Project schedules also fluctuate, particularly in connection with larger, more complex or longer-term projects, which can affect the amount of work performed in a given period. Furthermore, smaller or less complex projects typically have a greater number of companies competing for them, and competitors at times may more aggressively pursue available work. A greater percentage of smaller scale or less complex work also could negatively impact margins due to the inefficiency of transitioning between a greater number of smaller projects versus continuous production on fewer larger projects. As a result, at times we may choose to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we are strategically positioned to deliver on larger projects when they move forward.
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

	Year Ended December 31,				Change
	2025		2024		$	%
Revenues	$28,479,697	100.0%	$23,672,795	100.0%	$4,806,902	20.3%
Cost of services	24,204,616	85.0	20,162,034	85.2	4,042,582	20.1%
Gross profit	4,275,081	15.0	3,510,761	14.8	764,320	21.8%
Equity in earnings of integral unconsolidated affiliates	55,635	0.2	50,484	0.2	5,151	10.2%
Selling, general and administrative expenses	(2,189,209)	(7.7)	(1,824,754)	(7.7)	(364,455)	20.0%
Amortization of intangible assets	(498,795)	(1.7)	(382,959)	(1.6)	(115,836)	30.2%
Increase in fair value of contingent consideration liabilities	(31,203)	(0.1)	(7,064)	—	(24,139)	341.7%
Operating income	1,611,509	5.7	1,346,468	5.7	265,041	19.7%
Interest and other financing expenses	(261,445)	(1.0)	(202,687)	(0.9)	(58,758)	29.0%
Interest income	15,702	0.1	32,404	0.1	(16,702)	(51.5)%
Other income, net	23,739	0.1	35,845	0.2	(12,106)	(33.8)%
Income before income taxes	1,389,505	4.9	1,212,030	5.1	177,475	14.6%
Provision for income taxes	347,588	1.2	284,747	1.2	62,841	22.1%
Net income	1,041,917	3.7	927,283	3.9	114,634	12.4%
Less: Net income attributable to non-controlling interests	13,539	0.1	22,459	0.1	(8,920)	(39.7)%
Net income attributable to common stock	$1,028,378	3.6%	$904,824	3.8%	$123,554	13.7%
Revenues. Revenues increased due to a $3.99 billion increase in revenues from our Electric segment and an $817.8 million increase in revenues from our Underground and Infrastructure segment. See Segment Results below for additional information and discussion related to segment revenues.
Cost of services. Costs of services primarily includes wages, benefits, subcontractor costs, materials, equipment, and other direct and indirect costs, including related depreciation. The increase in cost of services generally correlates to the increase in revenues.
Selling, general and administrative expenses. The increase was primarily attributable to $202.5 million related to recently acquired businesses and a $64.1 million increase in acquisition and integration costs. Also contributing to the increase was a $30.8 million increase in compensation expense, largely associated with increased incentive compensation due to increased levels of profitability. Selling, general and administrative expenses for the year ended December 31, 2024 included $18.5 million of foreign currency translation losses in connection with our substantial liquidation from Latin American operations. The remaining increase primarily relates to growth of business.
Amortization of intangible assets. The increase was related to incremental amortization expense associated with acquisitions, primarily the acquisitions of Dynamic Systems and CEI.
Operating income. Operating income was positively impacted by a $401.6 million increase in operating income for our Electric segment and a $133.2 million increase in operating income for our Underground and Infrastructure segment, partially offset by a $269.8 million increase in corporate and non-allocated costs, which includes amortization expense. Results for each of our business segments and corporate and non-allocated costs are discussed in Segment Results below.
Interest and other financing expenses. The majority of the increase resulted from higher levels of principal on fixed rate debt balances as compared to the year ended December 31, 2024. This increase resulted primarily from the issuance of $1.50 billion of aggregate principal amount of senior notes in August 2025 and $1.25 billion of aggregate principal amount of senior notes in August 2024, partially offset by the repayment of $500 million principal amount of senior notes in October 2024.
Provision for income taxes. The effective income tax rates for the years ended December 31, 2025 and 2024 were 25.0% and 23.5%. The higher effective tax rate for the year ended December 31, 2025 was primarily due to a $24.8 million lower U.S.

federal and state tax benefit from vesting of equity incentive awards. This increase in rate was partially offset by $12.0 million decrease in accruals for changes in uncertain tax positions compared to 2024. The components of our provision for income taxes are quantified in more detail in Note 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report.
Comprehensive income. See Statements of Comprehensive Income in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report. Comprehensive income attributable to common stock increased by $278.8 million in 2025 as compared to 2024, primarily due to a $172.9 million increase in foreign currency translation adjustments and a $114.6 million increase in net income. Additionally, comprehensive income for the year ended December 31, 2024 included $18.5 million of foreign currency translation losses recognized to net income in connection with our substantial liquidation from Latin American operations. The predominant functional currencies for our operations outside the U.S. are Canadian and Australian dollars. Foreign currency translation adjustment gain in the year ended December 31, 2025 primarily resulted from the weakening of the U.S. dollar against both the Canadian and Australian dollars as of December 31, 2025 when compared to December 31, 2024.

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
Year ended December 31, 2025 compared to the year ended December 31, 2024
The following table sets forth segment revenues, segment operating income, corporate and non-allocated costs and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands), with certain of our segment results of operations recast to conform to our current segment reporting structure as described above:

	Year Ended December 31,				Change
	2025		2024		$	%
Revenues:
Electric	$23,001,468	80.8%	$19,012,379	80.3%	$3,989,089	21.0%
Underground and Infrastructure	5,478,229	19.2	4,660,416	19.7	817,813	17.5%
Consolidated revenues	$28,479,697	100.0%	$23,672,795	100.0%	$4,806,902	20.3%
Operating income (loss):
Electric	$2,360,262	10.3%	$1,958,692	10.3%	$401,570	20.5%
Underground and Infrastructure	398,276	7.3%	265,030	5.7%	133,246	50.3%
Corporate and Non-Allocated Costs	(1,147,029)	(4.0)%	(877,254)	(3.7)%	(269,775)	30.8%
Consolidated operating income	$1,611,509	5.7%	$1,346,468	5.7%	$265,041	19.7%
Electric Segment Results
Revenues. The increase in revenues for the year ended December 31, 2025 was primarily due to increased demand for our services, as well as approximately $1.87 billion in revenues attributable to acquired businesses.
Operating Income. The increase in operating income for the year ended December 31, 2025 was primarily due to the increase in revenues.

Underground and Infrastructure Segment Results
Revenues. The increase in revenues for the year ended December 31, 2025 was primarily due to approximately $925 million in revenues attributable to acquired businesses, partially offset by lower revenues from large pipeline projects in Canada.
Operating Income. The increase in operating income and operating margin for the year ended December 31, 2025 was primarily due to increased revenues, which contributed to higher levels of fixed cost absorption, as well as overall mix of work performed during the period including from the acquired businesses. Additionally, the operating margin for the year ended December 31, 2024 was also negatively impacted by an $11.9 million loss related to the disposition of a non-core business.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the year ended December 31, 2025 was primarily due to a $115.8 million increase in intangible asset amortization expense and a $54.0 million increase in compensation expense, which was attributable to increased salaries, incentive compensation and non-cash stock compensation expense in support of business growth and, with respect to incentive compensation, increased levels of profitability. Also contributing to the increase was a $44.5 million increase in acquisition and integration costs and a $24.1 million increase in expense related to change in fair value of contingent consideration liabilities.
Year ended December 31, 2024 compared to the year ended December 31, 2023
As described above, certain amounts in the following table have been recast to conform to our current segment reporting structure. The following table sets forth segment revenues, segment operating income, corporate and non-allocated costs and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Year Ended December 31,				Change
	2024		2023		$	%
Revenues:
Electric	$19,012,379	80.3%	$15,867,198	76.0%	$3,145,181	19.8%
Underground and Infrastructure	4,660,416	19.7	5,015,008	24.0	(354,592)	(7.1)%
Consolidated revenues	$23,672,795	100.0%	$20,882,206	100.0%	$2,790,589	13.4%
Operating income (loss):
Electric	$1,958,692	10.3%	$1,490,558	9.4%	$468,134	31.4%
Underground and Infrastructure	265,030	5.7%	377,977	7.5%	(112,947)	(29.9)%
Corporate and Non-Allocated Costs	(877,254)	(3.7)%	(740,559)	(3.5)%	(136,695)	18.5%
Consolidated operating income	$1,346,468	5.7%	$1,127,976	5.4%	$218,492	19.4%
Electric Segment Results
Revenues. The increase in revenues for the year ended December 31, 2024 was primarily due to approximately $1.54 billion in revenues attributable to acquired businesses in 2024 and the rising demand for our services, including generation and transmission services for renewable generation projects.
Operating Income. The increase in operating income and operating margin for the year ended December 31, 2024 was primarily due to the increase in revenues and change in the overall mix of work, including an increase in higher margin emergency restoration services. The increase in operating margin was also impacted by improved performance on transmission and generation projects, partially offset by increased costs on two solar projects in the United States.
Underground and Infrastructure Segment Results
Revenues. The decrease in revenues for the year ended December 31, 2024 was primarily due to lower revenues from large pipeline projects. This decrease was partially offset by approximately $215 million in revenues attributable to an acquired business.
Operating Income. The decrease in operating income and operating margin for the year ended December 31, 2024 was primarily due to decreased revenues and overall mix of work performed during the period, which contributed to lower levels of fixed cost absorption, and an $11.9 million loss recorded during the year ended December 31, 2024 related to the disposition of a non-core business.

Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the year ended December 31, 2024 was primarily due to a $93.9 million increase in intangible asset amortization expense associated with acquisitions, including CEI, and a $36.0 million increase in compensation expense, which was primarily attributable to increased non-cash stock compensation and salary expense in support of business growth and associated with acquisitions.

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

	Year Ended
	December 31,
	2025	2024
Net income attributable to common stock (GAAP as reported)	$1,028,378	$904,824
Interest and other financing expenses	261,445	202,687
Interest income	(15,702)	(32,404)
Provision for income taxes	347,588	284,747
Depreciation expense	411,538	359,363
Amortization of intangible assets	498,795	382,959
Interest, income taxes, depreciation and amortization included in equity in earnings of integral unconsolidated affiliates	28,014	21,114
EBITDA	2,560,056	2,123,290
Non-cash stock-based compensation	181,947	150,526
Acquisition and integration costs (1)	94,109	29,994
Equity in losses (earnings) of non-integral unconsolidated affiliates	9,172	(2,649)
(Gain) loss on sale of investments and business (2)	(205)	4,370
Foreign currency translation losses (3)	—	18,531
Increase in fair value of contingent consideration liabilities	31,203	7,064
Adjusted EBITDA	$2,876,282	$2,331,126

(1)    The amount for the year ended December 31, 2025 includes $19.6 million that, pursuant to an acquisition purchase agreement, were or will be withheld from the sellers’ proceeds, to be paid to certain employees upon satisfaction of post-closing service obligations.
(2) The amount for the year ended December 31, 2024 is a loss of $11.9 million on the disposition of a non-core business, partially offset by a gain of $7.5 million as a result of the sale of a non-integral equity method investment.
(3)    The amount for the year ended December 31, 2024 is foreign currency translation losses in connection with our substantial liquidation from Latin American operations.
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
As of December 31, 2025 and 2024, MSAs accounted for 37% and 38% of our estimated 12-month backlog and 44% and 48% of our total backlog. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts can be terminated on short notice even if we are not in default. We determine the estimated backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining estimated backlog. As a result, estimates for remaining performance obligations and backlog are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.

The following table reconciles total remaining performance obligations to our backlog (a non-GAAP financial measure) by reportable segment along with estimates of amounts expected to be realized within 12 months (in thousands):

	December 31, 2025		December 31, 2024
	12 Month	Total	12 Month	Total
Electric
Remaining performance obligations	$14,188,737	$21,638,080	$10,297,410	$15,654,028
Estimated orders under MSAs and short-term, non-fixed price contracts	7,755,355	14,528,626	6,198,603	12,973,779
Backlog	$21,944,092	$36,166,706	$16,496,013	$28,627,807

Underground and Infrastructure
Remaining performance obligations	$1,518,060	$2,124,934	$953,983	$1,104,609
Estimated orders under MSAs and short-term, non-fixed price contracts	2,404,135	5,684,768	2,321,941	4,806,408
Backlog	$3,922,195	$7,809,702	$3,275,924	$5,911,017

Total
Remaining performance obligations	$15,706,797	$23,763,014	$11,251,393	$16,758,637
Estimated orders under MSAs and short-term, non-fixed price contracts	10,159,490	20,213,394	8,520,544	17,780,187
Backlog	$25,866,287	$43,976,408	$19,771,937	$34,538,824
The increases in both remaining performance obligations and backlog from December 31, 2024 to December 31, 2025 were partially due to the impact of acquisitions that occurred in the year ended December 31, 2025, as well as new project awards with existing customers.

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
Cash Requirements and Capital Allocation
Cash Requirements. The following table summarizes, as of December 31, 2025, our cash requirements from contractual obligations that are due within the twelve months subsequent to December 31, 2025 and thereafter, excluding certain amounts discussed below (in thousands):

	Due in 2026	Due Thereafter	Total
Long-term debt, including current portion - principal	$689,829	$5,110,828	$5,800,657
Long-term debt - cash interest (1)	213,185	1,144,780	1,357,965
Operating lease obligations (2)	133,445	350,890	484,335
Operating lease obligations that have not yet commenced (3)	3,851	43,873	47,724
Finance lease obligations (2)	71,256	25,438	96,694
Short-term lease obligations	42,109	—	42,109
Equipment purchase commitments (4)	265,098	83,949	349,047
Other purchase commitments (5)	183,852	150,154	334,006
Capital commitment related to investments in unconsolidated affiliates (6)	22,983	58,832	81,815
Total cash requirements from contractual obligations	$1,625,608	$6,968,744	$8,594,352
(1)    Amounts represent cash interest and other financing expenses associated primarily with our senior notes. Interest payments related to our senior credit facility and commercial paper program are not included due to their variable interest rates. With respect to this variable rate debt, assuming the principal amount outstanding and interest rates in effect as of December 31, 2025 remained the same, the annual cash interest expense would be approximately $46.7 million.
(2)    Amounts represent undiscounted operating and finance lease obligations as of December 31, 2025. The corresponding amounts recorded on our December 31, 2025 consolidated balance sheet represent the present value of these amounts.
(3)    Amounts represent undiscounted operating lease obligations that had not commenced as of December 31, 2025. The operating lease obligations will be recorded on our consolidated balance sheet beginning on the commencement date of each lease.
(4)    Amounts represent capital committed for the expansion of certain manufacturing facilities and expansion of our equipment fleet. We expect that some of these orders related to the expansion of our equipment fleet will be assigned to third-party leasing companies and made available to us under certain of our master equipment lease agreements, thereby releasing us from our capital commitments.
(5)    Amounts represent other purchase commitments not reflected in our consolidated balance sheet, primarily for inventory and general and administrative services, including information technology services.
(6)    Amounts represent estimates of capital commitments for investments in unconsolidated affiliates, the majority of which is related to a limited partnership interest in a fund that targets investments in certain portfolio companies that operate businesses related to the transition to a reduced-carbon economy.
Excluded from the table above are firm purchase commitments for materials and certain subcontractor costs in the normal course of business that primarily support direct project costs on existing contractual arrangements with our customers. These firm purchase commitments are not reflected in our consolidated balance sheet and are not expected to impact future liquidity as amounts are anticipated to be included in customer billings. As of December 31, 2025, these commitments are estimated to represent approximately 10% of our annual cost of services, with the substantial majority of the commitments payable in the year ending December 31, 2026. Also excluded from the table above and not reflected in our consolidated balance sheet are our commitments to purchase certain production tax credits as described in more detail in Note 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report.
Contingent Obligations. We have various contingent obligations that could require the use of cash or impact the collection of cash in future periods; however, we are unable to accurately predict the timing and estimate the amount of such contingent obligations as of December 31, 2025. These contingent obligations generally include, among other things:
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
Capital Allocation. Our capital deployment priorities that require the use of cash include: (i) working capital to fund ongoing operating needs, (ii) capital expenditures to meet anticipated demand for our services, (iii) acquisitions and investments to facilitate the long-term growth and sustainability of our business, and (iv) return of capital to stockholders, including through the payment of dividends and repurchases of our outstanding common stock. Our industry is capital intensive, and we expect substantial capital expenditures and commitments for equipment purchases and equipment lease and rental arrangements to be needed into the foreseeable future in order to meet anticipated demand for our services. We expect capital expenditures for property and equipment purchases for the year ended December 31, 2026 to be approximately $750 million to $800 million. We also expect to continue to allocate significant capital to strategic acquisitions and investments, as well as to pay dividends and to repurchase our outstanding common stock and/or debt securities.
During 2025, we completed the acquisition of businesses in which a portion of the consideration, net of cash acquired, consisted of $3.05 billion in cash funded with a combination of cash and cash equivalents, borrowings under our debt financing arrangements and proceeds from the issuance of senior notes. Additionally, we paid cash of $148.9 million primarily for an integral equity method investment and $103.4 million for a business accounted for as an asset acquisition.
During 2024, we completed the acquisition of businesses in which a portion of the consideration, net of cash acquired, consisted of $1.75 billion in cash funded partially with a combination of cash and cash equivalents, borrowings from our commercial paper program and certain other financing transactions as described in Financing Activities below.
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

Our available commitments under our senior credit facility and cash and cash equivalents as of December 31, 2025 were as follows (in thousands):

December 31, 2025
Total capacity available for revolving loans, credit support for commercial paper program and letters of credit	$2,800,000
Less:
Commercial paper program notes outstanding (1)	316,000
Letters of credit outstanding	65,658
Available commitments for revolving loans, credit support for commercial paper program and letters of credit	2,418,342
Plus:
Cash and cash equivalents (2)	439,508
Total	$2,857,850
(1)     Amounts represent unsecured notes issued under our commercial paper program, which allows for a maximum aggregate amount of $2.80 billion of notes outstanding at any time. Available commitments for revolving loans under our senior credit facility must be maintained to provide credit support for notes issued under our commercial paper program, and therefore such notes effectively reduce the available capacity under our senior credit facility.
(2)    Further information with respect to our cash and cash equivalents is set forth below and in Note 17 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report. This amount includes $207.5 million in jurisdictions outside of the U.S., principally in Australia. There are currently no legal or economic restrictions that would materially impede our ability to repatriate such cash.
In July 2025, we extended the maturity date for revolving loans under the credit agreement for our senior credit facility from July 31, 2029 to July 31, 2030. In August 2025, we issued $1.50 billion aggregate principal amount of senior notes and received net proceeds of $1.48 billion, net of the original issue discount, underwriting discounts and deferred financing costs, and used the proceeds to repay certain borrowings that were utilized to acquire Dynamic Systems. For additional information regarding the issuance of the senior notes, see Note 10 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report.
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

Sources and Uses of Cash, Cash Equivalents and Restricted Cash During the Years Ended December 31, 2025 and 2024
In summary, our cash flows for each period were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$2,229,970	$2,081,196
Net cash used in investing activities	$(3,830,974)	$(2,294,319)
Net cash provided by (used in) financing activities	$1,274,984	$(305,636)
Operating Activities
Net cash provided by operating activities of $2.23 billion and $2.08 billion in 2025 and 2024 primarily reflected earnings adjusted for non-cash items and cash provided and used by the main components of working capital: “Accounts and notes receivable,” “Contract assets,” “Prepaid expenses and other current assets,” “Accounts payable and accrued expenses,” and “Contract liabilities.”
Days sales outstanding (DSO) represents the average number of days it takes revenues to be converted into cash, which management believes is an important metric for assessing liquidity. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets less contract liabilities, and divided by average revenues per day during the quarter. DSO as of December 31, 2025 was 60 days, which was slightly higher than DSO of 59 days as of December 31, 2024 and lower than our five-year historical average DSO of 75 days. Negatively impacting DSO and cash flow from operating activities for both the years ended December 31, 2025 and 2024 were change orders and claims included in contract assets from the large renewable transmission project in Canada further described in Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report.
Investing Activities
Net cash used in investing activities in the year ended December 31, 2025 included $3.05 billion related to acquisitions, $609.2 million of capital expenditures, $148.9 million cash paid primarily for an integral equity method investment and $103.4 million cash paid for a business accounted for as an asset acquisition. Partially offsetting these items were $51.9 million of proceeds from the sale of, and insurance settlements related to, property and equipment.
Net cash used in investing activities in the year ended December 31, 2024 included $1.75 billion related to acquisitions, $604.1 million of capital expenditures and $81.9 million cash paid primarily for non-integral equity method investments. Partially offsetting these items were $77.6 million of proceeds from the sale of, and insurance settlements related to, property and equipment; $31.4 million of proceeds from the disposition of a non-core business; and $29.2 million of proceeds from the sale of a non-integral equity investment.
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
Financing Activities
In August 2025, we issued $1.50 billion aggregate principal amount of senior notes and received net proceeds of $1.49 billion, net of the original issue discount and underwriting discounts, and used the proceeds to repay certain borrowings that were utilized to acquire Dynamic Systems. Net cash provided by financing activities in the year ended December 31, 2025 included $255.3 million of net borrowings under our senior credit facility and commercial paper program. Net cash provided by financing activities in the year ended December 31, 2025 were also net of $134.6 million of repurchases of common stock, $112.3 million of payments to satisfy tax withholding obligations associated with stock-based compensation, $102.6 million of payments for contingent consideration liabilities and $60.4 million for the payment of dividends.

In July 2024, we entered into, and borrowed the full amount available under, a $400.0 million 90-day term loan facility outside of our senior credit facility and utilized these borrowings, together with $1.20 billion of borrowings under our commercial paper program and cash on hand, to finance the acquisition of CEI, as well as pay certain related costs and expenses and fund certain working capital requirements. On August 9, 2024, we received net proceeds from the issuance of senior notes of $1.24 billion, net of the original issue discount and underwriting discounts and used the proceeds to repay certain borrowings utilized to acquire CEI, including the full amount of the short-term term loan. Net cash provided by financing activities in the year ended December 31, 2024 included $830.8 million of net repayments under our senior credit facility and commercial paper program. Additionally, on October 1, 2024, we repaid the $500.0 million aggregate principal amount of 0.95% senior notes due October 2024. Financing costs paid directly by us during the year ended December 31, 2024 were $7.6 million, which related to the August 2024 issuance of senior notes, the short-term term loan and an amendment of our senior credit facility. Net cash used in financing activities in the year ended December 31, 2024 were also net of $155.6 million of payments to satisfy tax withholding obligations associated with stock-based compensation and the payment of $54.2 million of dividends.
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
Due to the significant judgments utilized in the revenue and cost estimation process, if subsequent actual results and/or updated assumptions or estimates were to change from those utilized as of December 31, 2025, it could result in a material impact to our results of operations. As described in Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report, under fixed price contracts, as well as unit-price contracts with more than an insignificant amount of partially completed units, revenue is recognized as performance obligations are satisfied over time, with the percentage of completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 63.8%, 60.0% and 56.5% of our revenues recognized during the years ended December 31, 2025, 2024 and 2023 were associated with this revenue recognition method. Refer to Contract Estimates and Changes in Estimates in Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report for a description of the impacts in changes in estimates on revenue and gross profit during the years ended December 31, 2025, 2024 and 2023.
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

Should anticipated collections fail to materialize, or if future economic conditions deteriorate, we could experience an increase in our allowance for credit losses. If our historical loss ratio had been five basis points higher or lower as of December 31, 2025, our provision for credit loss would have increased or decreased $4.0 million during the year ended December 31, 2025.
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
Goodwill, Other Intangible Assets and Property, Plant and Equipment
In connection with our annual goodwill assessments in 2025 and 2024, management performed a qualitative impairment assessment of our reporting units, which indicated that the fair value of our reporting units was greater than their carrying value including goodwill. Accordingly, a quantitative goodwill impairment test was not required, and no goodwill impairment was recognized in 2025 or 2024. Additionally, there were no material impairments related to other intangible assets or property, plant equipment in 2025 or 2024. Changes in facts and circumstances, judgments and assumptions used to determine these fair values, including with respect to market conditions and the economy, could result in impairment charges in the future that could be material to our financial statements.
Insurance
Refer to Notes 2 and 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report for a description of our insurance coverage, accounting policies related to insurance, accruals and related recoveries, as well as uncertainties of the related estimates. Our estimates of insurance liabilities related to employer’s liability, workers’ compensation, auto liability and general liability require us to make assumptions related to potential losses regarding our determination of amounts considered probable and estimable. We, along with our third-party actuary and third-party administrator, consider a number of factors when estimating our retained liability, including claims experience, demographic factors, severity factors and other actuarial assumptions. We periodically review our estimates and assumptions with our third-party actuary to assist us in determining the adequacy of our retained liability. As of December 31, 2025, the amount accrued for employer’s liability, workers’ compensation, auto liability and general liability totaled $487.7 million.
Although we believe that we have reasonably estimated our insurance liability, it is possible that actual results could differ from recorded retained liabilities. Our insurance liability is based on a reasonable estimate provided by our third-party actuaries based on a statistical model that considers the cumulative probability distribution of all possible loss estimates.
Income Taxes
Refer to Notes 2 and 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report for a description of our accounting policies related to income taxes, the identification and measurement of deferred tax assets and liabilities, the measurement of valuation allowances on deferred tax assets, benefits from uncertain tax positions and/or resolution of examinations with taxing authorities.
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
Interest Rate Risk. We are exposed to interest rate risk with respect to our fixed-rate and variable-rate debt. Fluctuations in interest rates impact the fair value of fixed-rate debt and expose us to the risk that we may need to refinance debt at higher rates at each instrument’s respective maturity date. Fluctuations in interest rates impact interest expense from our variable-rate debt. At December 31, 2025, 84% of our debt portfolio, on a gross basis, incurred interest at a fixed-rate and the remaining 16% of the portfolio incurred interest at a variable-rate.
As of December 31, 2025, our fixed-rate debt primarily consisted of our senior notes outstanding. The fair value of our senior notes was $4.53 billion as of December 31, 2025, compared to a carrying value of $4.71 billion net of unamortized bond discount, underwriting discounts and deferred financing costs of $40.3 million. A 10% change in the market price would cause a change in fair value of $453.1 million.
As of December 31, 2025, our variable-rate debt consisted of $675.0 million outstanding under our senior credit facility and $316.0 million outstanding under our commercial paper program. The weighted average interest rate on our borrowings under our senior credit facility for the year ended December 31, 2025 was 5.6%. Based on these borrowings outstanding under our senior credit facility as of December 31, 2025, we estimate that a 50 basis point increase or decrease in interest rates would impact annual interest expense by approximately $3.4 million. The average daily amount outstanding and weighted average interest rate on our borrowings under our commercial paper program for the year ended December 31, 2025 were $481.6 million and 4.61%. Based on the weighted average interest rate and average borrowings outstanding during the year ended December 31, 2025, we estimate that a 50 basis point increase or decrease in interest rates would impact annual interest expense by approximately $2.4 million.
For additional information about our debt and interest obligations, refer to Note 10 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report.
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
Historically, we have not had significant exposure to foreign currency risk. Other income (expense), net, in the consolidated statements of income in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report reflects net foreign currency losses of $2.7 million in the year ended December 31, 2025 and net foreign currency gains of $5.6 million in the year ended December 31, 2024.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
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
The effectiveness of Quanta Services, Inc.’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 excluded the eight businesses we acquired in 2025. Such exclusion was in accordance with guidance from the U.S. Securities and Exchange Commission that an assessment of recently acquired businesses may be omitted in management’s report on internal control over financial reporting, provided the acquisition took place within twelve months of management’s evaluation. These acquisitions comprised approximately 6.2% and 3.9% of our consolidated assets and revenues as of and for the year ended December 31, 2025 and included the acquisition of Dynamic Systems (DSI), LLC, which comprised approximately 1.5% and 1.4% of our consolidated assets and revenues as of and for the year ended December 31, 2025.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Quanta Services, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Quanta Services, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded eight businesses from its assessment of internal control over financial reporting as of December 31, 2025 because they were acquired by the Company during 2025. We have also excluded these eight acquired businesses from our audit of internal control over financial reporting. These acquired businesses, each of which is wholly-owned, comprised, in the aggregate, total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting of approximately 6.2% and 3.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025. The most significant of these acquired businesses, representing 1.5% of consolidated total assets and 1.4% of consolidated total revenues was Dynamic Systems (DSI), LLC.
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
Revenue Recognition - Determination of Total Estimated Contract Costs and Revenue Related to Estimated Change Orders and Claims for Contracts Recognized Over Time
As described in Note 4 to the consolidated financial statements, the Company recognizes certain revenue over time as it performs its obligations because there is a continuous transfer of control of the deliverable to the customer. Under fixed-price contracts, as well as unit-price contracts with more than an insignificant amount of partially completed units, revenue is recognized as performance obligations are satisfied over time, with the percentage of completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. During the year ended December 31, 2025, approximately 63.8% of the Company’s revenues recognized were associated with this revenue recognition method. Contract costs include labor, subcontract costs and certain direct material costs, as well as indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Actual revenues and project costs can vary, sometimes substantially, from previous estimates due to changes in a variety of factors, including unforeseen or changed circumstances not included in management’s cost estimates or covered by the contracts. Changes in cost estimates on certain contracts may result in the issuance of change orders, which can be approved or unapproved by the customer, or the assertion of contract claims. Management determines the probability that costs associated with change orders and claims will be recovered based on, among other things, contractual entitlement, past practices with the customer, specific discussions or preliminary negotiations with the customer and verbal approvals by the customer. The Company recognizes amounts associated with change orders and claims as revenue if it is probable that the contract price will be adjusted and the amount of any such adjustment can be reasonably estimated. As of December 31, 2025, the Company recognized revenues of $983.6 million related to unapproved change orders and claims included as contract price adjustments that were in the process of being negotiated in the normal course of business.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls related to the determination of total estimated contract costs and revenue related to estimated change orders and claims. These procedures also included, among others, for a sample of contracts (i) testing management’s process for determining the total estimated contract costs, which included evaluating contracts and other documents, and testing the underlying contract costs; (ii) evaluating management’s ability to reasonably estimate total contract costs by performing a comparison of the total estimated contract costs as compared with prior period estimates, including evaluating the timely identification of circumstances that may warrant a modification to the total estimated contract costs; (iii) testing management’s process for determining the revenue related to estimated change orders and claims, which included evaluating management’s assessment of whether it is probable that the contract price will be adjusted, and testing the amount of any such adjustment for the change order or claim; and (iv) evaluating management’s methodologies and the consistency of management’s methodologies over the lives of the contracts.
Acquisition of Dynamic Systems – Valuation of Customer Relationships
As described in Note 6 to the consolidated financial statements, on July 25, 2025, the Company completed the acquisition of Dynamic Systems. The acquisition resulted in $532.4 million of identifiable intangible assets being recorded, of which $355.0 million related to customer relationships. The fair value of customer relationships is estimated as of the date a business is acquired based on the value-in-use concept utilizing the income approach, specifically the multi-period excess earnings method. This method discounts to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals and estimated customer attrition rates. The significant assumptions used by management in determining the fair values of customer relationships include future revenues, margins, discount rates and customer attrition rates.
The principal considerations for our determination that performing procedures relating to the valuation of customer relationships acquired in the acquisition of Dynamic Systems is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenues, margins, and the customer attrition rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to future revenues, margins, and the customer attrition rate. Evaluating management's assumptions related to future revenues and margins involved considering (i) the current and past performance of the acquired business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the customer attrition rate assumption.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 19, 2026

We have served as the Company’s auditor since 2002.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$439,508	$741,960
Accounts receivable, net	6,847,091	5,170,935
Contract assets	1,522,186	1,208,619
Inventories	370,372	260,181
Prepaid expenses and other current assets	724,260	469,338
Total current assets	9,903,417	7,851,033
Property and equipment, net	3,455,204	2,700,277
Operating lease right-of-use assets	400,814	299,895
Other assets, net	944,050	655,709
Other intangible assets, net	2,906,188	1,860,537
Goodwill	7,317,228	5,316,443
Total assets	$24,926,901	$18,683,894
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$763,898	$62,680
Current portion of operating lease liabilities	114,377	94,162
Accounts payable and accrued expenses	4,579,458	3,722,343
Contract liabilities	3,258,465	2,149,328
Total current liabilities	8,716,198	6,028,513
Long-term debt, net of current maturities	5,231,008	4,099,756
Operating lease liabilities, net of current portion	309,671	222,359
Deferred income taxes	502,626	353,268
Insurance and other non-current liabilities	1,139,524	650,281
Total liabilities	15,899,027	11,354,177
Commitments and Contingencies
Equity:
Common stock, $0.00001 par value, 600,000,000 shares authorized, 179,534,355 and 176,718,480 shares issued, and 149,577,564 and 147,678,512 shares outstanding	2	2
Additional paid-in capital	4,278,741	3,444,108
Retained earnings	6,673,990	5,707,286
Accumulated other comprehensive loss	(307,211)	(372,708)
Treasury stock, 29,956,791 and 29,039,968 common shares	(1,707,273)	(1,460,957)
Total stockholders’ equity	8,938,249	7,317,731
Non-controlling interests	89,625	11,986
Total equity	9,027,874	7,329,717
Total liabilities and equity	$24,926,901	$18,683,894

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Year Ended December 31,
	2025	2024	2023
Revenues	$28,479,697	$23,672,795	$20,882,206
Cost of services	24,204,616	20,162,034	17,945,120
Gross profit	4,275,081	3,510,761	2,937,086
Equity in earnings of integral unconsolidated affiliates	55,635	50,484	41,609
Selling, general and administrative expenses	(2,189,209)	(1,824,754)	(1,555,137)
Amortization of intangible assets	(498,795)	(382,959)	(289,014)
Increase in fair value of contingent consideration liabilities	(31,203)	(7,064)	(6,568)
Operating income	1,611,509	1,346,468	1,127,976
Interest and other financing expenses	(261,445)	(202,687)	(186,913)
Interest income	15,702	32,404	10,830
Other income, net	23,739	35,845	18,063
Income before income taxes	1,389,505	1,212,030	969,956
Provision for income taxes	347,588	284,747	219,267
Net income	1,041,917	927,283	750,689
Less: Net income attributable to non-controlling interests	13,539	22,459	6,000
Net income attributable to common stock	$1,028,378	$904,824	$744,689

Earnings per share attributable to common stock:
Basic	$6.91	$6.16	$5.13
Diluted	$6.80	$6.03	$5.00

Shares used in computing earnings per share:
Weighted average basic shares outstanding	148,790	146,929	145,222
Weighted average diluted shares outstanding	151,291	150,056	148,823

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$1,041,917	$927,283	$750,689
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment gain (loss)	64,949	(107,964)	26,707
Reclassification of foreign currency translation losses to net income	—	18,531	—
Other comprehensive income (loss)	548	(330)	1,025
Other comprehensive income (loss), net of taxes	65,497	(89,763)	27,732
Comprehensive income	1,107,414	837,520	778,421
Less: Comprehensive income attributable to non-controlling interests	13,539	22,459	6,000
Comprehensive income attributable to common stock	$1,093,875	$815,061	$772,421

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$1,041,917	$927,283	$750,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	411,538	359,363	324,786
Amortization of intangible assets	498,795	382,959	289,014
Non-cash stock-based compensation	181,947	150,526	126,762
Other non-cash adjustments, net	79,795	14,899	22,084
Changes in assets and liabilities, net of non-cash transactions:
Accounts, notes and retainage receivable	(853,835)	(428,127)	(615,668)
Contract assets	(217,627)	255,744	(303,064)
Inventories	(121,743)	(39,517)	2,818
Prepaid expenses and other current assets	(240,515)	40,356	(90,329)
Accounts payable and accrued expenses, insurance and other non-current liabilities	654,961	52,421	771,854
Contract liabilities	824,454	373,622	293,106
Other assets and liabilities, net	(29,717)	(8,333)	3,900
Net cash provided by operating activities	2,229,970	2,081,196	1,575,952
Cash Flows from Investing Activities:
Capital expenditures	(609,154)	(604,078)	(434,803)
Proceeds from sale of and insurance settlements related to property and equipment	51,916	77,643	69,347
Cash paid for asset acquisitions	(103,370)	—	—
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(3,052,116)	(1,745,735)	(651,623)
Investments in unconsolidated affiliates and other	(148,900)	(81,871)	(7,537)
Proceeds from the sale or settlement of certain investments	17,012	29,239	42,277
Other, net	13,638	30,483	(7,311)
Net cash used in investing activities	(3,830,974)	(2,294,319)	(989,650)
Cash Flows from Financing Activities:
Borrowings under credit facility and commercial paper program	53,033,943	19,884,184	18,178,910
Payments under credit facility and commercial paper program	(52,778,666)	(20,714,993)	(17,770,246)
Net proceeds from notes offering	1,488,995	1,238,741	—
Payments related to senior notes	—	(500,000)	—
Payments of contingent consideration liabilities recorded at acquisition date	(102,558)	—	(4,754)
Payments related to tax withholding for stock-based compensation	(112,299)	(155,550)	(119,793)
Payments of dividends	(60,416)	(54,196)	(47,752)
Repurchase of common stock	(134,555)	—	(350)
Other, net	(59,460)	(3,822)	32,485
Net cash provided by (used in) financing activities	1,274,984	(305,636)	268,500
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	22,833	(30,272)	7,025
Net (decrease) increase in cash, cash equivalents and restricted cash	(303,187)	(549,031)	861,827
Cash, cash equivalents and restricted cash, beginning of year	746,010	1,295,041	433,214
Cash, cash equivalents and restricted cash, end of year	$442,823	$746,010	$1,295,041

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share information)

					Accumulated
	Common Stock		Additional		Other		Total	Non-
	Shares		Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Controlling	Total
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance at December 31, 2022	142,930,598	$2	$2,718,988	$4,163,212	$(310,677)	$(1,188,061)	$5,383,464	$15,355	$5,398,819
Other comprehensive income	—	—	—	—	27,732	—	27,732	—	27,732
Acquisitions	1,238,576	—	158,922	—	—	—	158,922	—	158,922
Stock-based compensation activity	1,341,604	—	124,742	—	—	(117,123)	7,619	—	7,619
Common stock repurchases	(2,229)	—	—	—	—	(350)	(350)	—	(350)
Dividends declared ($0.33 per share)	—	—	—	(49,835)	—	—	(49,835)	—	(49,835)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	(10,241)	(10,241)
Net income	—	—	—	744,689	—	—	744,689	6,000	750,689
Balance at December 31, 2023	145,508,549	2	3,002,652	4,858,066	(282,945)	(1,305,534)	6,272,241	11,114	6,283,355
Other comprehensive loss	—	—	—	—	(89,763)	—	(89,763)	—	(89,763)
Acquisitions	1,217,398	—	291,061	—	—	—	291,061	—	291,061
Stock-based compensation activity	952,565	—	150,395	—	—	(155,423)	(5,028)	—	(5,028)
Common stock repurchases	—	—	—	—	—	—	—	—	—
Dividends declared ($0.37 per share)	—	—	—	(55,604)	—	—	(55,604)	—	(55,604)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	(21,587)	(21,587)
Net income	—	—	—	904,824	—	—	904,824	22,459	927,283
Balance at December 31, 2024	147,678,512	2	3,444,108	5,707,286	(372,708)	(1,460,957)	7,317,731	11,986	7,329,717
Other comprehensive income	—	—	—	—	65,497	—	65,497	—	65,497
Acquisitions	1,705,774	—	653,237	—	—	—	653,237	84,380	737,617
Stock-based compensation activity	731,837	—	181,396	—	—	(111,761)	69,635	—	69,635
Common stock repurchases	(538,559)	—	—	—	—	(134,555)	(134,555)	—	(134,555)
Dividends declared ($0.41 per share)	—	—	—	(61,674)	—	—	(61,674)	—	(61,674)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	(20,026)	(20,026)
Other	—	—	—	—	—	—	—	(254)	(254)
Net income	—	—	—	1,028,378	—	—	1,028,378	13,539	1,041,917
Balance at December 31, 2025	149,577,564	$2	$4,278,741	$6,673,990	$(307,211)	$(1,707,273)	$8,938,249	$89,625	$9,027,874

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
1.DESCRIPTION OF BUSINESS:
Quanta Services, Inc. (together with its subsidiaries, Quanta) is a leading provider of comprehensive infrastructure solutions for the electric and gas utility, power generation, large load center, manufacturing, communications, pipeline and energy industries in the United States, Canada, Australia and select other international markets. Quanta provides design, engineering, procurement, construction, upgrade and repair and maintenance services for infrastructure within each of these industries, including electric power transmission and distribution networks; substation facilities; wind, solar and gas power generation and transmission and battery storage facilities; low voltage electrical, mechanical, plumbing and process infrastructure for large load centers, such as data center, advanced manufacturing and industrial facilities; communications and cable multi-system operator networks; gas utility systems; pipeline transmission systems and facilities; and downstream industrial facilities.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Inventories
Inventories are valued at the lower of cost or net realizable value, and consist primarily of solar tracker installation materials and safety equipment purchased for resale, transmission and distribution parts and equipment, aviation parts, transformer parts, and other construction supplies and parts held for use in the ordinary course of business. Cost is determined by using either the first-in, first-out (FIFO) method or the average costing method. Inventories also include certain job specific materials not yet installed, which are valued using the specific identification method.
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
Quanta uses the flow-through method to account investment tax credits. Under this method, the tax credits are recognized as a reduction in income tax expense, in the period the related qualified property is placed in service.
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
RSU awards to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting. Vesting generally occurs in three equal annual installments following the date of grant or over a period of five to ten years following the date of grant. Holders of RSUs to be settled in common stock awarded under the Quanta Services, Inc. 2019 Omnibus Equity Incentive Plan (the Omnibus Plan) are entitled to cash dividend equivalent payments in an amount equal to any cash dividend payable on account of the underlying Quanta common stock; however, payment of such amounts is not made until the RSUs vest, such that the dividend equivalent payments are subject to forfeiture until vesting of the applicable RSUs.
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
PSUs provide for the issuance of shares of common stock upon vesting, which generally occurs following a three-year performance period based on achievement of performance metrics established by the Compensation Committee of Quanta’s Board of Directors, including financial and operational goals and Quanta’s total shareholder return as compared to a broad equity market index. The final number of shares of common stock issuable upon vesting of PSUs can range from 0% to 215% of the number of PSUs initially granted, depending on the level of achievement. Holders of PSUs are entitled to cash dividend equivalent payments in an amount equal to any cash dividend payable on account of the underlying Quanta common stock that ultimately vests; however, payment of such amounts is not made until the PSUs vest, such that the dividend equivalent payments are subject to forfeiture until vesting of the applicable PSUs.
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

3.NEW ACCOUNTING PRONOUNCEMENTS:
Recently Adopted Guidance
In December 2023, the FASB issued an update that, among other things, expands disclosures for tax rate reconciliation tables, primarily by requiring disaggregation of income taxes paid by jurisdiction, as well as greater disaggregation within the rate reconciliation. This update is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025. Quanta adopted this update in its Form 10-K for the year ended December 31, 2025 using the prospective approach.
New Accounting Pronouncements Not Yet Adopted
In December 2025, the FASB issued an update that improves the navigability of the required interim disclosures and clarifies when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods and add a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. For public business entities, this update is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption and a prospective or retrospective approach are permitted. Quanta is currently assessing the effect of this update.
In September 2025, the FASB issued an update that clarifies the threshold entities apply to begin capitalizing costs related to software. The standard removes all references to the project stages and requires entities to begin capitalizing software costs

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

4.     REVENUE RECOGNITION AND RELATED BALANCE SHEET ACCOUNTS:
Contracts
Quanta’s services include the design, new construction, upgrade and repair and maintenance of infrastructure primarily in the electric and gas utility, renewable energy, technology, communications, pipeline and energy industries. These services are generally provided pursuant to master service agreements (MSAs), repair and maintenance contracts, and fixed price and non-fixed price construction contracts. Contracts are combined if they are entered into at or near the same time as one another and negotiated as a group, in contemplation of one another, for a related commercial purpose. When applicable, the transaction price is allocated to performance obligations on the basis of relative standalone selling prices that is generally determined using an expected profit margin on anticipated costs related to the performance obligation. Quanta’s contracts are classified into three categories based on the methods by which transaction prices are determined and revenue is recognized: unit-price contracts, cost-plus contracts and fixed price contracts. Transaction prices for unit-price contracts are determined on a per unit basis, transaction prices for cost-plus contracts are determined by applying a profit margin to costs incurred on the contracts and transaction prices for fixed price contracts are determined on a lump-sum basis. All of Quanta’s revenues are recognized from contracts with its customers. In addition to the considerations described below, revenue is not recognized unless collectability under the contract is considered probable, the contract has commercial substance and the contract has been approved. Additionally, the contract must contain payment terms, as well as the rights and commitments of both parties.
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
As of December 31, 2025 and 2024, the aggregate transaction price allocated to unsatisfied or partially satisfied performance obligations was approximately $23.76 billion and $16.76 billion, with 66.1% and 67.1% expected to be recognized in the subsequent twelve months. These amounts represent management’s estimates of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work had not yet begun as of such dates and, to a lesser extent, from certain unit-price contracts with more than an insignificant amount of partially completed units. For purposes of calculating remaining performance obligations, Quanta includes all estimated revenues attributable to consolidated joint ventures and VIEs, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under MSAs and expected revenues under certain non-fixed price contracts.
Recognition of Revenue Upon Satisfaction of Performance Obligations
A transaction price is determined for each contract, and that amount is allocated to each performance obligation within the contract and recognized as revenue when, or as, the performance obligation is satisfied. Quanta recognizes certain revenue over time as it performs its obligations because there is a continuous transfer of control of the deliverable to the customer. Under unit-price contracts with an insignificant amount of partially completed units, Quanta recognizes revenue as units are completed

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
based on contractual pricing amounts. Under fixed-price contracts, as well as unit-price contracts with more than an insignificant amount of partially completed units, revenue is recognized as performance obligations are satisfied over time, with the percentage of completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Under cost-plus contracts, Quanta recognizes revenue on an input basis, as labor hours are incurred, materials are utilized and services are performed.
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
Contract costs include labor, subcontract costs and certain direct material costs, as well as indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Additionally, Quanta may incur incremental costs to obtain certain contracts, such as selling and marketing costs, bid and proposal costs, sales commissions, and legal fees or initial set-up or mobilization costs, certain of which can be capitalized. There were no significant capitalized costs during the years ended December 31, 2025, 2024 and 2023.
Quanta provides limited warranties to customers for work performed under its contracts that typically extend for a limited duration following substantial completion of its work on a project. Such warranties are not sold separately and do not provide customers with a service other than the assurance of compliance with agreed-upon specifications. Accordingly, these types of warranties are not considered to be separate performance obligations, but any costs incurred or expected to be incurred, by Quanta in connection with these warranties are included in contract costs. During the years ended December 31, 2025, 2024 and 2023, Quanta has not been subject to a significant number of material warranty claims in connection with its services.
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
As of December 31, 2025 and 2024, Quanta had recognized revenues of $983.6 million and $733.6 million related to unapproved change orders and claims included as contract price adjustments primarily in “Contract assets” in the accompanying consolidated balance sheets. These change orders and claims were in the process of being negotiated in the normal course of business and represent management’s estimates of additional contract revenues that have been earned and are probable of collection. The largest component of revenues recognized related to unapproved change orders and claims as of December 31, 2025 and 2024 is associated with a large renewable transmission project in Canada. During the course of construction, the project experienced decreased productivity and additional costs from delays, administrative requirements and labor issues due to the COVID-19 pandemic, including incremental governmental requirements and worksite restrictions, as

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
well as work resequencing and acceleration, access delays, and logistical challenges and other issues outside of Quanta’s control. The project was completed in 2024.
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
Revenues were positively impacted by 0.2%, 0.2% and 0.4% during the years ended December 31, 2025, 2024 and 2023 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2024, 2023 and 2022. The net impacts resulted from net changes in estimates across a large number of projects, primarily as a result of favorable or unfavorable performance and changes on estimates related to mitigation of risks and contingencies as the projects progressed to completion. These changes were made in the ordinary course of business and there were no changes that resulted in material amounts that should have been recognized in a prior period.
Revenues by Category
The following tables present Quanta’s revenue disaggregated by contract type and by geographic location, as determined by the job location (in thousands):

	Year Ended December 31,
	2025		2024		2023
By contract type:
Fixed price contracts	$17,258,996	60.6%	$13,307,321	56.2%	$10,251,037	49.1%
Unit-price contracts	6,790,221	23.8	6,475,714	27.4	6,586,982	31.5
Cost-plus contracts	4,430,480	15.6	3,889,760	16.4	4,044,187	19.4
Total revenues	$28,479,697	100.0%	$23,672,795	100.0%	$20,882,206	100.0%

	Year Ended December 31,
	2025		2024		2023
By primary geographic location:
United States	$26,482,963	93.0%	$21,606,807	91.3%	$17,910,892	85.8%
Canada	1,018,752	3.6	1,025,074	4.3	2,045,999	9.8
Australia	779,532	2.7	666,870	2.8	612,497	2.9
Others	198,450	0.7	374,044	1.6	312,818	1.5
Total revenues	$28,479,697	100.0%	$23,672,795	100.0%	$20,882,206	100.0%
As described above, under fixed price contracts, as well as unit-price contracts with more than an insignificant amount of partially completed units, revenue is recognized as performance obligations are satisfied over time, with the percentage of completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 63.8%, 60.0% and 56.5% of Quanta’s revenues recognized during the years ended December 31, 2025, 2024 and 2023 were associated with this revenue recognition method.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Contract assets and liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Contract assets	$1,522,186	$1,208,619	$1,413,057
Contract liabilities	$3,258,465	$2,149,328	$1,538,677
Contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; and recognized unapproved change orders and contract claims. The increase in contract assets from December 31, 2024 to December 31, 2025 was primarily due to increased activity of large projects. The decrease in contract assets from December 31, 2023 to December 31, 2024 was primarily due to the completion of certain large projects and the corresponding billing of amounts previously recorded as contract assets. The increase in contract liabilities from December 31, 2024 to December 31, 2025 and from December 31, 2023 to December 31, 2024 was primarily due to an increase in contract liabilities related to recent acquisitions and favorable billing terms on certain projects.
During the years ended December 31, 2025, 2024 and 2023, Quanta recognized revenue of approximately $1.98 billion, $1.42 billion and $1.04 billion related to contract liabilities outstanding as of the end of each respective prior year.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Activity in Quanta’s allowance for credit losses consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$15,185	$13,962	$15,644
Increase in provision for credit losses	3,717	4,279	5,927
Write-offs charged against the allowance net of recoveries of amounts previously written off	(3,196)	(3,056)	(7,609)
Balance at end of year	$15,706	$15,185	$13,962
The above activity relates to the largest risk pool Quanta utilizes for assessing credit loss. The second risk pool represents approximately 8% of Quanta’s consolidated financial instruments as of December 31, 2025 and did not have any allowance for credit loss or experience any credit loss during the periods presented. Quanta’s customers generally have high credit ratings. In addition, the customers in the second risk pool typically pre-approve invoices and often receive project financing.
Provision for credit losses is included in “Selling, general and administrative expenses” in the consolidated statements of operations.
Quanta is subject to concentrations of credit risk related primarily to its receivable position for services Quanta has performed for customers. Quanta grants credit under normal payment terms, generally without collateral. No customer represented 10% or more of Quanta’s consolidated revenues for the years ended December 31, 2025, 2024 or 2023, and no customer represented 10% or more of Quanta’s consolidated receivable position as of December 31, 2025 or 2024.
Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on Quanta’s experience in recent years, the majority of these retainage balances are expected to be collected within one year. Retainage balances with expected settlement dates within one year of December 31, 2025 and 2024 were $994.1 million and $666.5 million, which are included in “Accounts receivable.” Retainage balances with expected settlement dates beyond one year were $228.7 million and $143.6 million as of December 31, 2025 and 2024 and are included in “Other assets, net.”
Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date or when amounts arise from routine lags in billing. These balances do not include revenues recognized for work performed under fixed-price contracts and unit-price contracts with more than an insignificant amount of partially completed units, as these amounts are recorded as “Contract assets.” As of December 31, 2025 and 2024, unbilled receivables included in “Accounts receivable” were $1.10 billion and $859.9 million. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $121.0 million and $97.9 million as of December 31, 2025 and 2024.

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
Electric. Quanta’s Electric segment provides comprehensive services for the electric power, power generation, large load center and communications markets. Services include, but are not limited to, the design, procurement, new construction, upgrade and repair and maintenance services for electric power transmission and distribution infrastructure, both overhead and underground, and substation facilities, along with other engineering and technical services, including services that support the implementation of upgrades by utilities to modernize and harden the electric power grid in order to ensure its safety and

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
enhance reliability, to interconnect and transmit electricity from power generation and battery storage facilities and to accommodate increased residential and commercial use of electric vehicles. In addition, this segment provides engineering, procurement, new construction, repowering, and repair and maintenance services for power generation facilities, such as utility-scale wind, solar and hydropower generation facilities and battery storage facilities, as well as emergency restoration services, including the repair of infrastructure damaged by fire and inclement weather and the installation of “smart grid” technologies on electric power networks. This segment also provides comprehensive design and construction solutions to wireline and wireless communications companies; electrical systems for technology, advanced manufacturing and industrial facilities and other load centers; and cable multi-system operators and other customers within the communications industry, as well as other related services. Additionally, this segment manufactures power transformers and components for the electric utility, renewable energy, municipal power and industrial markets.
Underground and Infrastructure. Quanta’s Underground and Infrastructure segment provides comprehensive infrastructure solutions to customers involved in the transportation, distribution, storage, development and processing of natural gas, oil and other products. Services include, but are not limited to design, engineering, procurement, new construction, upgrade and repair and maintenance services for natural gas systems for gas utility customers; pipeline construction protection, integrity testing, rehabilitation and replacement services; and civil solutions. Additionally, Quanta serves the midstream and downstream industrial energy markets through catalyst replacement services, high-pressure and critical-path turnaround services, instrumentation and electrical services, piping, fabrication and storage tank services. In addition, this segment provides turnkey mechanical plumbing and process infrastructure solutions for large load facilities in the technology, semiconductor, healthcare and other industries.
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
Segment operating expenses (excluding depreciation expense) primarily include cost of services, such as wages and benefits; subcontractor costs; materials; certain equipment rental and maintenance costs, and other direct and indirect project costs, as well as allocated segment selling, general and administrative expenses. Integrated operations and common administrative support for Quanta’s operating companies require that allocations be made to determine segment profitability, including allocations of certain corporate shared and indirect operating costs, as well as general and administrative costs.
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

Year Ended December 31, 2025	Electric	Underground and Infrastructure	Total
Revenues	$23,001,468	$5,478,229	$28,479,697

Segment operating expense (excluding segment depreciation expense)	20,411,709	4,973,887	25,385,596
Segment depreciation expense	285,132	106,066	391,198
Segment operating expenses	20,696,841	5,079,953	25,776,794
Equity in earnings on integral unconsolidated affiliates	55,635	—	55,635
Segment operating income	$2,360,262	$398,276	$2,758,538
Segment operating margin	10.3%	7.3%
Corporate and non-allocated costs (1)			(1,147,029)
Total consolidated operating income			$1,611,509

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Year Ended December 31, 2024	Electric (2)	Underground and Infrastructure (3)	Total
Revenues	$19,012,379	$4,660,416	$23,672,795

Segment operating expense (excluding segment depreciation expense)	16,855,409	4,308,470	21,163,879
Segment depreciation expense	248,762	86,916	335,678
Segment operating expenses	17,104,171	4,395,386	21,499,557
Equity in earnings on integral unconsolidated affiliates	50,484	—	50,484
Segment operating income	$1,958,692	$265,030	$2,223,722
Segment operating margin	10.3%	5.7%
Corporate and non-allocated costs (1)			(877,254)
Total consolidated operating income			$1,346,468

Year ended December 31, 2023	Electric	Underground and Infrastructure	Total
Revenues	$15,867,198	$5,015,008	$20,882,206

Segment operating expense (excluding segment depreciation expense)	14,195,394	4,559,507	18,754,901
Segment depreciation expense	222,855	77,524	300,379
Segment operating expenses	14,418,249	4,637,031	19,055,280
Equity in earnings on integral unconsolidated affiliates	41,609	—	41,609
Segment operating income	$1,490,558	$377,977	$1,868,535
Segment operating margin	9.4%	7.5%
Corporate and non-allocated costs (1)			(740,559)
Total consolidated operating income			$1,127,976
(1)    Corporate and non-allocated costs included amortization expense of $498.8 million, $383.0 million and $289.0 million and non-cash stock-based compensation of $181.9 million, $150.5 million and $126.8 million for the years ended December 31, 2025, 2024 and 2023.
(2)    Included in the Electric segment revenues during the year ended December 31, 2024 was $30.2 million recognized in connection with payments received pursuant to an arbitration award related to a large telecommunications project in Peru that was terminated during 2019. The segment operating income impact related to such payments was $20.7 million, including the reimbursement of certain cost of services and net of foreign currency translation losses in connection with Quanta’s substantial liquidation from Latin American operations.
(3)    Included in operating expenses (excluding segment depreciation expense) for the Underground and Infrastructure segment during the year ended December 31, 2024 were losses of $11.9 million related to the disposition of a non-core business.

6.     ACQUISITIONS:
On July 25, 2025, Quanta completed the acquisition of Dynamic Systems (DSI), LLC (Dynamic Systems), which provides turnkey mechanical, plumbing and process infrastructure solutions to a diversified customer base that includes technology, semiconductor, healthcare and other load center markets. Dynamic Systems is located in the United States, and its results have been primarily included in the Underground and Infrastructure segment. The consideration for the acquisition included approximately $1.26 billion in cash (subject to certain adjustments and including payment for cash held by Dynamic Systems as of the acquisition date) and 518,772 shares of Quanta common stock, which had a fair value of $218.8 million as of the acquisition date. Additionally, the former owner of Dynamic Systems is eligible for a potential contingent consideration payment of up to $216.0 million to the extent the acquired business achieves certain financial and other operating performance targets during a two-year post-acquisition period beginning in January 2026. To the extent payable, Quanta, at its sole discretion, can pay 15% of any such contingent consideration amount in Quanta common stock. The final amount of consideration for the acquisition remains subject to certain post-closing adjustments, including with respect to net working capital (inclusive of cash) and certain assumed liabilities.
During the year ended December 31, 2025, Quanta also acquired seven additional businesses, including two businesses located in the United States that specialize in civil solutions, including site clearing, earthwork, soil stabilization and

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
infrastructure development (which have been included in the Underground and Infrastructure segment), a business located in Australia that specializes in electrical engineering and the design and manufacturing of industrial technology solutions (which has been included in both the Electric and Underground and Infrastructure segments), a business located in the United States that specializes in utility construction and related support services (which has primarily been included in the Electric segment), a business located in the United States that specializes in the design, construction and repair of overhead and underground transmission and distribution infrastructure, civil construction services related to substations as well as helicopter services for electric utility infrastructure (which has primarily been included in the Electric segment), a business located in the United States that specializes in electrical solutions including low voltage technology, testing, engineering, integration, renewable energy and electric prefabrication solutions (which has primarily been included in the Electric segment) and a business located in the United States that provides helicopter services (which has primarily been included in the Electric segment and was accounted for as an asset acquisition so is not included in the disclosures in this note). The consideration for the transactions acquired in 2025, other than Dynamic Systems, and accounted for as business combinations consisted of approximately $2.00 billion in cash and 789,824 shares of Quanta common stock, which had a fair value of $284.5 million as of the respective acquisition dates. The final amount of consideration for these acquisitions remains subject to certain post-closing adjustments, including with respect to net working capital, tax estimates and other contractually agreed-upon adjustments to consideration. Additionally, pursuant to the terms of the agreements, the former owners of certain of these businesses are eligible to receive payments of contingent consideration of up to approximately $228.0 million to the extent the acquired businesses achieve certain financial and other operating performance targets over a three-year period. To the extent payable, Quanta, at its sole discretion, can pay up to approximately one-fourth of certain contingent consideration amounts in Quanta common stock.
On July 17, 2024, Quanta completed the acquisition of Cupertino Electric, Inc. (CEI), which provides electrical infrastructure solutions, including engineering, procurement, project management, construction and modularization services, to the technology, renewable energy and infrastructure and commercial industries. CEI is located in the United States, and its results have been included in the Electric segment. The aggregate consideration for the acquisition was approximately $2.04 billion, which included approximately $1.65 billion in cash, including payment for cash held by CEI as of the acquisition date, and 882,926 shares of Quanta common stock, which had a fair value of $216.3 million as of the acquisition date. The cash consideration paid by Quanta, net of cash received from CEI, was $1.24 billion. Additionally, the former equity holders and award holders of CEI are eligible for a contingent consideration payment of up to $200.0 million based on achievement of certain financial and other operating performance targets during the three-year post-acquisition period beginning in January 2025. To the extent payable, Quanta, at its sole discretion, can pay up to 10% of any such contingent consideration amount in Quanta common stock.
During the year ended December 31, 2024, Quanta also acquired seven additional businesses located in the United States, including: a business that provides specialty environmental solutions to utility, industrial and petrochemical companies (which has been primarily included in the Underground and Infrastructure segment); a business that specializes in testing, manufacturing and distributing safety equipment and supplies (which has been primarily included in the Electric segment); a business that specializes in electrical infrastructure services for substations, data centers and governmental entities (which has been primarily included in the Electric segment); a business that manufactures transmission and distribution equipment for the electric utility industry (which has been primarily included in the Electric segment); a business that provides services and equipment related to aerial telecommunications infrastructure and networks (which has been primarily included in the Electric segment); a business that provides services related to fiber optic networks (which has been primarily included in the Electric segment); and a business that specializes in designing, manufacturing, and distributing liquid-filled power transformers primarily for electrical companies and utilities (which has been primarily included in the Electric segment). The consideration for these businesses consisted of approximately $540.9 million in cash and 334,472 shares of Quanta common stock, which had a fair value of $74.8 million as of the acquisition dates.
During the year ended December 31, 2023, Quanta acquired five businesses located in the United States that are primarily included in the Electric segment including: a business that provides services related to high-voltage transmission lines, overhead and underground distribution, emergency restoration and industrial and commercial wiring and lighting; a business that procures parts, assembles kits for sale, manages logistics and installs solar tracking equipment for utility and development customers; a business that provides concrete construction services; a business specializing in power studies, maintenance testing and commissioning primarily for utility and commercial customers; and a business that manufactures power transformers for the electric utility, renewable energy, municipal power and industrial markets. The consideration for these transactions consisted of approximately $780.8 million in cash and 1,238,576 shares of Quanta common stock, which had a fair value of $158.9 million as of the dates of the acquisitions.
The results of operations of acquired businesses have been included in Quanta’s consolidated financial statements since their respective acquisition dates. Additionally, the former owners of certain acquired businesses are eligible to receive potential

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Quanta is finalizing its purchase price allocations related to certain businesses acquired in 2025 and further adjustments to the purchase price allocations may occur, with possible updates primarily related to intangible asset values, property and equipment values, certain contingent liabilities, tax estimates, and the finalization of closing working capital adjustments and other contractually agreed-upon adjustments to consideration. The following table summarizes the estimated fair value of total consideration transferred or estimated to be transferred and the fair value of assets acquired, liabilities assumed and non-controlling interest recognized as of their respective acquisition dates as of December 31, 2025 for acquisitions completed in the year ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025		2024
	Dynamic Systems	All Others	CEI	All Others
Consideration:
Cash paid or payable	$1,264,009	$1,997,842	$1,654,967	$540,882
Value of Quanta common stock issued	218,756	284,478	216,264	74,797
Contingent consideration	190,561	188,737	163,999	24,266
Fair value of total consideration transferred or estimated to be transferred	$1,673,326	$2,471,057	$2,035,230	$639,945

Cash and cash equivalents	$66,696	$125,040	$414,705	$31,403
Accounts receivable	279,720	608,139	339,254	72,263
Contract assets	9,859	62,415	92,160	8,995
Inventories	1,955	3,479	—	46,345
Prepaid expenses and other current assets	1,303	23,054	23,233	12,455
Property and equipment	30,398	237,197	32,207	92,214
Operating lease right-of-use assets	19,281	21,987	28,906	25,429
Other assets	9,767	2,395	35,713	616
Identifiable intangible assets	532,400	1,010,069	669,000	211,042
Current portion of operating lease liabilities	(4,850)	(4,605)	(10,665)	(4,908)
Accounts payable and accrued expenses	(97,541)	(275,879)	(315,436)	(72,885)
Contract liabilities	(145,553)	(140,618)	(222,538)	(28,434)
Operating lease liabilities, net of current portion	(14,431)	(17,385)	(19,448)	(20,524)
Deferred income taxes	—	(81,443)	(15,936)	(48,646)
Insurance and other non-current liabilities	—	(11,983)	(11,011)	(9,744)
Non-controlling interest	—	(84,379)	—	—
Total identifiable net assets	689,004	1,477,483	1,040,144	315,621
Goodwill	984,322	993,574	995,086	324,324
Fair value of net assets acquired	$1,673,326	$2,471,057	$2,035,230	$639,945
Goodwill represents the amount by which the purchase price for an acquired business exceeds the net fair value of the identifiable assets acquired and liabilities assumed. The acquisitions completed during the year ended December 31, 2025, 2024 and 2023 contributed to the recognition of goodwill by strategically expanding Quanta’s Electric and Underground and Infrastructure segments, primarily in the U.S. Goodwill, included in the Underground and Infrastructure segment, increased by $44.0 million during the year ended December 31, 2025 as a result of certain contingent consideration adjustments associated

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
with Quanta’s 2025 acquisitions. Goodwill increased by $58.5 million during the year ended December 31, 2024 as a result of certain post-closing adjustments associated with Quanta’s acquisition of CEI. As of December 31, 2025, approximately $1.75 billion, $43.2 million and $380.6 million of goodwill is expected to be deductible for income tax purposes related to acquisitions completed in 2025, 2024 and 2023.
Quanta’s identifiable intangible assets subject to amortization include customer relationships, backlog, trade names, non-compete agreements, and patented rights and other. The following table summarizes the estimated fair values of identifiable intangible assets for the acquisitions completed in 2025 and 2024 as of the acquisition dates and the related weighted average amortization periods by type (in thousands, except for weighted average amortization periods, which are in years).

	Year Ended December 31, 2025
	Dynamic Systems		All Others
	Estimated Fair Value	Amortization Period in Years	Estimated Fair Value	Weighted Average Amortization Period in Years
Customer relationships	$355,000	8.0	$758,389	7.1
Backlog	58,200	2.0	116,635	1.6
Trade names	101,000	15.0	123,366	15.0
Non-compete agreements	18,200	5.0	11,679	5.0
Total identifiable intangible assets	$532,400	8.6	$1,010,069	7.4

	Year Ended December 31, 2024
	CEI		All Others
	Estimated Fair Value	Amortization Period in Years	Estimated Fair Value	Weighted Average Amortization Period in Years
Customer relationships	$404,000	8.0	$163,355	7.1
Backlog	90,000	3.0	21,425	2.8
Trade names	175,000	15.0	20,542	14.9
Non-compete agreements	—	N/A	3,444	5.0
Patented rights, developed technology, process certifications and other	—	N/A	2,276	15.0
Total identifiable intangible assets	$669,000	9.2	$211,042	7.4
The fair value of customer relationships is estimated as of the date a business is acquired based on the value-in-use concept utilizing the income approach, specifically the multi-period excess earnings method. This method discounts to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals and estimated customer attrition rates. The significant assumptions used by management in determining the fair values of customer relationships include future revenues, margins, discount rates and customer attrition rates. The following table includes the discount rates and customer attrition rates used to determine the fair value of customer relationships for businesses acquired during the year ended December 31, 2025 and 2024 as of the respective acquisition dates:

	Year Ended December 31,
	2025		2024
	Range	Weighted Average	Range	Weighted Average
Discount rates	13% to 20%	16%	15% to 24%	15%
Customer attrition rates	5% to 30%	11%	10% to 25%	11%
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Contingent Consideration
As described above, certain business acquisitions have contingent consideration liabilities associated with the transactions. The aggregate fair value of outstanding contingent consideration liabilities for acquisitions completed prior to December 31, 2025 and their classification in the accompanying consolidated balance sheets is as follows (in thousands):

	December 31, 2025	December 31, 2024
Accounts payable and accrued expenses	$7,333	$152,030
Insurance and other non-current liabilities	586,496	192,954
Total contingent consideration liabilities	$593,829	$344,984
The estimated fair values of these contingent consideration liabilities are generally measured on a recurring basis using a scenario-based discounted cash flow method, which considers significant inputs not observable in the market and are Level 3 inputs. The significant estimates used by management in determining fair value consist of projections of future financial results in relation to specific performance criteria and other discretionary operating provisions specified in the contingent consideration agreements. These forecast projections include inputs such as revenues, operating margins and management’s probability assessment with respect to the likelihood of acquired businesses achieving those performance criteria during designated post-acquisition periods. Appropriate discount rates are also applied to determine the present value of the future expected payments.
Quanta’s aggregate contingent consideration liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, accretion in present value, changes in estimated fair value, the performance of acquired businesses in post-acquisition periods, the incremental impact on Quanta’s performance attributable to an acquired business and in certain cases, management discretion. These changes are reflected in “Increase in fair value of contingent consideration liabilities” in the accompanying consolidated statements of operations.
All of Quanta’s outstanding contingent consideration liabilities are each subject to a maximum payment amount, and the aggregate maximum payment amount of these liabilities for acquisitions completed prior to December 31, 2025 totaled $713.0 million as of December 31, 2025. During the year ended December 31, 2025, Quanta made cash payments of $106.8 million and issued 158,040 shares of its common stock to settle contingent consideration liabilities. During the year ended December 31, 2023, Quanta settled certain contingent consideration liabilities with cash payments of $5.0 million.
Pro Forma Results of Operations
The following unaudited supplemental pro forma results of operations for Quanta, which incorporate the acquisitions completed in 2025, 2024 and 2023, have been provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future (in thousands).

	Year Ended December 31,
	2025	2024	2023
Revenues	$30,550,869	$28,221,667	$23,403,024
Net income attributable to common stock (1)	$1,005,724	$582,499	$638,973
(1)    The pro forma results of operations for the year ended December 31, 2025 include one-time acquisition-related expenses of $78.7 million ($58.2 million net of tax) for pre-acquisition transaction costs incurred by certain acquired businesses. The pro forma results of operations for the year ended December 31, 2024 include one-time acquisition-related expenses of $453.8 million ($335.8 million net of tax) for pre-acquisition transaction costs incurred by CEI, primarily related to the vesting and increase in value of stock appreciation rights as a result of the acquisition.
The pro forma combined results of operations for the years ended December 31, 2025 and 2024 were prepared by adjusting the historical results of Quanta to include the historical results of the businesses acquired in 2025 as if such acquisitions had occurred January 1, 2024. The pro forma combined results of operations for the years ended December 31, 2024 and 2023 were prepared by further adjusting the historical results of Quanta to include the historical results of the businesses acquired in 2024 as if such acquisitions had occurred January 1, 2023. The pro forma combined results of operations for the year ended December 31, 2023 were prepared by further adjusting the historical results of Quanta to include the historical results of the businesses acquired in 2023 as if such acquisitions occurred January 1, 2022. These pro forma combined historical results were adjusted for the following: a reduction of interest and other financing expenses as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest and other financing expenses as a result of the debt incurred by Quanta for the purpose of financing the acquisitions of CEI and Dynamic Systems and cash consideration paid for the other acquired businesses; an increase in amortization expense due to the intangible assets recorded; elimination of inter-company sales; and changes in depreciation expense to adjust acquired property and equipment to the

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
acquisition date fair value and to conform with Quanta’s accounting policies. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs incurred by Quanta or acquired businesses or any cost savings or other synergies that resulted or may result from the acquisitions.
Impact on Consolidated Results of Operations Related to Acquisitions
Included in Quanta’s consolidated results of operations were the following revenues and income before income taxes related to acquisitions completed in each respective year (in thousands). Also included in Quanta’s consolidated results of operations for the years ended December 31, 2025, 2024 and 2023 were acquisition costs of $48.8 million, $17.1 million and $31.8 million related to the acquisitions completed in 2025, 2024 and 2023, respectively.

	Year Ended December 31,
	2025	2024	2023
Revenues	$1,114,577	$1,596,606	$475,223
Income before income taxes	$83,113	$17,744	$15,871

7.    GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill
The changes in the carrying amount of goodwill of each of Quanta’s reportable segments were as follows (in thousands):

	Electric Segment	Underground and Infrastructure Segment	Total
Balance at December 31, 2023 (1)	$3,371,687	$674,218	$4,045,905
Goodwill related to acquisition completed in 2024	1,126,121	186,993	1,313,114
Purchase price allocation adjustments	(10,996)	—	(10,996)
Goodwill written off due to sale of business (1)	—	(6,147)	(6,147)
Foreign currency translation adjustments	(13,725)	(11,708)	(25,433)
Balance at December 31, 2024 (1)	4,473,087	843,356	5,316,443
Goodwill related to the acquisitions completed in 2025	645,725	1,332,171	1,977,896
Purchase price allocation adjustments	5,933	364	6,297
Foreign currency translation adjustments	8,951	7,641	16,592
Balance at December 31, 2025 (1)	$5,133,696	$2,183,532	$7,317,228
(1)    Included in the Underground and Infrastructure segment for the years ended December 31, 2025, 2024, and 2023 was accumulated impairment of $50.7 million, $49.9 million and $96.1 million. During the year ended December 31, 2024, $45.1 million of accumulated impairment was written off related to the Underground and Infrastructure segment due to the sale of a business.
In connection with the 2025, 2024 and 2023 annual goodwill assessments, management performed a qualitative impairment assessment of Quanta’s reporting units, which indicated that it was more likely than not that the fair value of its reporting units was greater than their carrying value including goodwill. Accordingly, a quantitative goodwill impairment test was not required, and no goodwill impairment was recognized in 2025, 2024 or 2023.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Other Intangible Assets
Quanta’s identifiable intangible assets and the remaining weighted average amortization periods related to its intangible assets subject to amortization were as follows (in thousands except for weighted average amortization periods, which are in years):

	As of December 31, 2025				As of December 31, 2024
	Remaining Weighted Average Amortization Period in Years	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Intangible Assets	Accumulated Amortization	Intangible Assets, Net
Customer relationships	5.7	$3,523,939	$(1,464,107)	$2,059,832	$2,405,606	$(1,105,099)	$1,300,507
Backlog	1.6	618,911	(454,847)	164,064	442,459	(358,596)	83,863
Trade names	12.9	794,379	(156,085)	638,294	569,307	(113,970)	455,337
Non-compete agreements	4.5	91,781	(57,513)	34,268	61,589	(51,453)	10,136
Patented rights, developed technology, process certifications and other	12.5	35,413	(33,140)	2,273	35,317	(32,763)	2,554
Curriculum	3.2	16,691	(12,234)	4,457	15,618	(10,478)	5,140
Total intangible assets subject to amortization	7.1	5,081,114	(2,177,926)	2,903,188	3,529,896	(1,672,359)	1,857,537
Engineering license		3,000	—	3,000	3,000	—	3,000
Other intangible assets, net		$5,084,114	$(2,177,926)	$2,906,188	$3,532,896	$(1,672,359)	$1,860,537
Amortization expense for intangible assets was $498.8 million, $383.0 million and $289.0 million for the years ended December 31, 2025, 2024 and 2023.
The estimated future aggregate amortization expense of intangible assets subject to amortization as of December 31, 2025 is set forth below (in thousands):

Year Ending December 31:
2026	$623,128
2027	541,168
2028	429,002
2029	274,067
2030	260,335
Thereafter	775,488
Total	$2,903,188

8.    INVESTMENTS IN AFFILIATES AND OTHER ENTITIES:
Equity Investments
The following table presents Quanta’s equity investments by type (in thousands):

	December 31, 2025	December 31, 2024
Equity method investments - integral unconsolidated affiliates	$265,094	$101,460
Equity method investments - non-integral unconsolidated affiliates	76,134	77,617
Non-marketable equity securities	70,453	62,539
Total equity investments	$411,681	$241,616
Equity Method Investments
During the year ended December 31, 2025, Quanta acquired a 40.0% equity interest in a company that specializes in

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
harvesting, treating and manufacturing wood utility poles and laminated wood products for utility and telecommunication companies. Quanta’s investment is accounted for as an equity method investment and the investee is considered to be an integral unconsolidated affiliate.
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
As of December 31, 2025 and 2024, Quanta had receivables of $165.0 million and $133.3 million from its unconsolidated affiliates and payables of $20.3 million and $15.4 million to its unconsolidated affiliates. Quanta recognized revenues of $163.2 million, $226.2 million and $215.0 million during the years ended December 31, 2025, 2024 and 2023 from services provided to its unconsolidated affiliates. The receivables balances and revenues recognized are primarily related to services provided to LUMA Energy, LLC (LUMA), Quanta’s joint venture that operates and maintains the electric transmission and distribution system in Puerto Rico, at cost. During the years ended December 31, 2025, 2024 and 2023, Quanta recognized costs of services of $527.8 million, $411.4 million and $201.3 million for services provided to Quanta by unconsolidated affiliates other than LUMA.
Total equity in earnings from integral unconsolidated affiliates was $55.6 million, $50.5 million, and $41.6 million for the years ended December 31, 2025, 2024 and 2023. Total equity in (losses) earnings from non-integral unconsolidated affiliates was $(9.2) million, $2.6 million and $1.3 million for the years ended December 31, 2025, 2024 and 2023. Equity in losses and earnings from non-integral unconsolidated affiliates are included in “Other income, net” in the accompanying consolidated statements of operations. As of December 31, 2025, Quanta had $62.4 million of undistributed earnings from unconsolidated affiliates.
Any difference between Quanta’s carrying value and the underlying equity in the net assets of its equity investments is assigned to the assets and liabilities of the investment and gives rise to a basis difference, which was $168.0 million and $44.5 million as of December 31, 2025 and 2024. The amortization of the basis difference is primarily included in “Equity in earnings of integral unconsolidated affiliates” in the accompanying consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, was $7.3 million, $4.3 million and $6.2 million.

9.    PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Amounts attributable to common stock:
Net income attributable to common stock	$1,028,378	$904,824	$744,689
Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	148,790	146,929	145,222
Effect of dilutive unvested non-participating stock-based awards	2,501	3,127	3,601
Weighted average shares outstanding for diluted earnings per share attributable to common stock	151,291	150,056	148,823

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
10.    DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	December 31,
	2025	2024
4.75% Senior Notes due August 2027	$600,000	$600,000
4.30% Senior Notes due August 2028	500,000	—
2.90% Senior Notes due October 2030	1,000,000	1,000,000
4.50% Senior Notes due January 2031	500,000	—
2.35% Senior Notes due January 2032	500,000	500,000
5.25% Senior Notes due August 2034	650,000	650,000
5.10% Senior Notes due August 2035	500,000	—
3.05% Senior Notes due October 2041	500,000	500,000
Borrowings under senior credit facility (including Term Loan)	675,000	735,445
Borrowings under commercial paper program	316,000	—
Lease financing transactions	198,847	155,549
Other long-term debt	2,761	4,939
Finance leases	93,055	47,993
Unamortized discount and financing costs	(40,757)	(31,490)
Total long-term debt obligations	5,994,906	4,162,436
Less — Current maturities of long-term debt	763,898	62,680
Total long-term debt obligations, net of current maturities	$5,231,008	$4,099,756
As of December 31, 2025, principal payments required to be made during the next five years are set forth in the table below (in thousands). The payments required under finance leases are provided in Note 11.

2026	$689,829
2027	$615,086
2028	$511,556
2029	$9,026
2030	$1,321,920
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
The indenture and supplemental indentures governing our senior notes (collectively, the indenture) contain covenants that, among other things, limit Quanta’s ability to incur liens securing certain indebtedness, to engage in certain sale and leaseback transactions with respect to certain properties and to sell all or substantially all of Quanta’s assets or merge or consolidate with or into other companies. The indenture also contains customary events of default.

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
The fair value of Quanta’s senior notes was $4.53 billion as of December 31, 2025, compared to a carrying value of $4.71 billion net of unamortized bond discount, underwriting discounts and deferred financing costs of $40.3 million. The fair value of the senior notes is based on the quoted market prices for the same issue, and the senior notes are categorized as Level 1 liabilities.
Senior Credit Facility
As of December 31, 2025, the credit agreement for Quanta’s senior credit facility provided for a term loan facility with $675.0 million outstanding and a maturity date of October 8, 2026, and aggregate revolving commitments of $2.80 billion, with a maturity date of July 31, 2030. Subject to the conditions specified in the credit agreement, Quanta has the option to increase the capacity of the credit facility, in the form of an increase in the revolving commitments, term loans or a combination thereof, from time to time, upon receipt of additional commitments from new or existing lenders by up to an additional (i) $400.0 million plus (ii) additional amounts so long as the Incremental Leverage Ratio Requirement (as defined in the credit agreement) is satisfied at the time of such increase. The Incremental Leverage Ratio Requirement requires, among other things, after giving pro forma effect to such increase and the use of proceeds therefrom, compliance with the credit agreement’s financial covenants as of the most recent fiscal quarter end for which financial statements were required to be delivered. Borrowings under the senior credit facility and the applicable interest rates were as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Maximum amount outstanding	$1,444,375	$1,262,736	$1,004,677
Average daily amount outstanding	$707,513	$855,033	$929,201
Weighted-average interest rate	5.61%	6.62%	6.62%
The credit agreement contains certain covenants, including, as of the end of any fiscal quarter of Quanta, (i) a maximum Consolidated Leverage Ratio (as defined in the credit agreement) of 3.5 to 1.0 (except that in connection with certain permitted acquisitions in excess of $200.0 million, such ratio is 4.0 to 1.0 for the fiscal quarter in which the acquisition is completed and the four subsequent fiscal quarters) and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement) of 3.0 to 1.0. As of December 31, 2025, Quanta was in compliance with all of the financial covenants under the credit agreement.
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
Term Loan. As of December 31, 2025, Quanta had $675.0 million outstanding under its term loan facility. The carrying amount of the term loan under Quanta’s senior credit facility approximates fair value due to its variable interest rate.
The term loan requires quarterly principal payments in the amount of $18.8 million per quarter in 2026, with the remaining principal amount outstanding paid at maturity in October 2026. Quanta may voluntarily prepay the term loan borrowings from time to time, in whole or in part, without premium or penalty. Amounts borrowed under the term loan facility bear interest at Term SOFR (as defined in the credit agreement) plus 1.125%.
Revolving Loans. As of December 31, 2025, Quanta had no outstanding revolving loans under the senior credit facility. Available commitments for revolving loans under our senior credit facility must be maintained to provide credit support for notes issued under our commercial paper program, and therefore such notes effectively reduce the available capacity under our senior credit facility. During the year ended December 31, 2025, Quanta extended the maturity date for revolving loans under the credit agreement for its senior credit facility from July 31, 2029 to July 31, 2030.
Letters of Credit. As of December 31, 2025, Quanta had $65.7 million of letters of credit issued under the senior credit facility, which were primarily denominated in U.S. dollars. Additionally, available commitments for revolving loans under the senior credit facility must be maintained in order to provide credit support for notes issued under Quanta’s commercial paper program, and therefore such notes effectively reduce the available borrowing capacity under the senior credit facility.
As of December 31, 2025, $2.42 billion remained available under the senior credit facility for new revolving loans, letters of credit and support of the commercial paper program.
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
Commercial Paper Program
Effective November 7, 2025, Quanta increased the maximum aggregate amount of its existing unsecured commercial paper program to $2.80 billion of notes outstanding at any time. Prior to the increase, the maximum aggregate amount of the program was $1.50 billion. The notes are sold under customary market terms in the U.S. commercial paper market at a discount from par or at par and bear interest at rates determined at the time of issuance. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. The carrying amounts of the notes issued under Quanta’s commercial paper program approximate fair value, as all notes currently have a short maturity. As of December 31, 2025, Quanta had $316.0 million of outstanding notes with a weighted average maturity of two days.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Borrowings under the commercial paper program and the applicable interest rates were as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Maximum amount outstanding	$1,500,000	$1,415,000	$938,400
Average daily amount outstanding	$481,636	$362,220	$644,942
Weighted-average interest rate	4.61%	5.37%	5.82%
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
Additional Term Loan
In July 2024, Quanta entered into, and borrowed the full amount available under, a $400.0 million 90-day term loan facility outside of the senior credit facility for the purpose of financing a portion of the acquisition of CEI. Quanta voluntarily prepaid the term loan borrowings, in whole without premium or penalty, in August 2024 with proceeds from the issuance of the 2027 notes and 2034 notes. The term loan facility bore interest at a rate equal to the Term SOFR (as defined in the 90-day term loan agreement) plus 1.375%.
Additional Letters of Credit
As of December 31, 2025, Quanta had $705.7 million of letters of credit issued outside of its senior credit facility, which were primarily denominated in U.S. dollars.

11.    LEASES:
Quanta primarily leases land, buildings, vehicles, construction equipment and office equipment. As of December 31, 2025, the majority of Quanta’s leases had remaining lease terms of less than 11 years. Certain leases include options to extend their terms in increments of up to ten years and/or options to terminate. The components of lease costs in the accompanying consolidated statements of operations are as follows (in thousands):

		Year Ended December 31,
Lease and lease financing cost	Classification	2025	2024	2023
Finance lease cost:
Amortization of lease assets	Depreciation (1)	$12,321	$11,462	$4,944
Interest on lease liabilities	Interest and other financing expenses	2,445	2,798	1,463
Lease financing transactions:(2)
Depreciation	Depreciation (1)	13,092	10,396	7,698
Interest	Interest and other financing expenses	27,505	17,600	12,992
Operating lease cost	Cost of services and Selling, general and administrative expenses	129,611	108,879	93,133
Short-term and variable lease cost (3)	Cost of services and Selling, general and administrative expenses	1,483,281	1,245,011	1,106,454
Total lease and lease financing cost		$1,668,255	$1,396,146	$1,226,684
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Quanta has entered into arrangements with certain related parties to lease real and personal property and facilities. Typically, the parties are employees of Quanta who are also the former owners of businesses acquired by Quanta, and the real property and facilities continue to be utilized by Quanta subsequent to the acquisitions. Quanta utilizes third-party market valuations to evaluate rental rates for these properties and facilities, and the lease agreements generally have remaining lease terms of up to 11 years, subject to renewal options. Related party lease expense was $27.2 million, $18.7 million and $16.5 million for the years ended December 31, 2025, 2024 and 2023.
The components of leases in the accompanying consolidated balance sheets were as follows (in thousands):

		December 31,
Lease type	Classification	2025	2024
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$400,814	$299,895
Finance lease assets	Property and equipment, net of accumulated depreciation	87,242	43,018
Lease financing transaction assets	Property and equipment, net of accumulated depreciation	193,658	155,548
Total lease and lease financing assets		$681,714	$498,461
Liabilities:
Current:
Operating	Current portion of operating lease liabilities	$114,377	$94,162
Finance	Current maturities of long-term debt and short-term debt	69,608	11,641
Lease financing transaction liabilities	Current maturities of long-term debt and short-term debt	17,933	11,307

Non-current:
Operating	Operating lease liabilities, net of current portion	309,671	222,359
Finance	Long-term debt, net of current maturities	23,447	36,352
Lease financing transaction liabilities	Long-term debt, net of current maturities	180,914	144,242
Total lease and lease financing liabilities		$715,950	$520,063
Future minimum lease payments for operating leases and finance leases were as follows (in thousands):

	As of December 31, 2025
	Operating Leases	Finance Leases	Total
2026	$133,445	$71,256	$204,701
2027	108,919	9,810	118,729
2028	81,279	7,602	88,881
2029	54,540	5,207	59,747
2030	35,988	2,560	38,548
Thereafter	70,163	259	70,422
Total future minimum payments related to operating leases and finance leases	484,334	96,694	581,028
Less imputed interest	(60,286)	(3,639)	(63,925)
Total	$424,048	$93,055	$517,103
Future minimum lease payments for short-term leases were $42.1 million as of December 31, 2025. As of December 31, 2025, Quanta also had minimum lease payments related to operating lease obligations of $47.7 million for leases that had not yet commenced as of such date, are expected to commence in 2026 and have lease terms of one to eleven years. Additionally, as described above, certain of Quanta’s equipment rental agreements contain purchase options pursuant to which the purchase price is offset by a portion of the rental payments. The future payments related to these lease financing transactions totaled

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
$142.1 million and comprise principal and interest payments. The principal payments related to lease financing transactions required to be made during the next five years are included in the debt maturity table in Note 10.
The weighted average remaining lease terms (other than for short-term leases) and discount rates were as follows:

	As of December 31,
	2025	2024
Weighted average remaining lease term (in years):
Operating leases	4.87	4.48
Finance leases	1.36	4.35
Weighted average discount rate:
Operating leases	5.4%	5.1%
Finance leases	5.7%	6.1%
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

12.    INCOME TAXES:
The components of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Income before income taxes:
Domestic	$1,238,190	$1,052,185	$823,691
Foreign	151,315	159,845	146,265
Total	$1,389,505	$1,212,030	$969,956
The components of the provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$184,159	$185,357	$132,727
State	58,955	55,691	42,783
Foreign	66,871	52,024	39,941
Total current tax provision	309,985	293,072	215,451

Deferred:
Federal	62,992	34,498	16,055
State	6,201	14,556	(556)
Foreign	(31,590)	(57,379)	(11,683)
Total deferred tax provision (benefit)	37,603	(8,325)	3,816
Total provision for income taxes	$347,588	$284,747	$219,267
There was no tax on foreign currency translation adjustment within other comprehensive income (loss) for the years

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
ended December 31, 2025, 2024 and 2023.
The actual income tax provision differed from the income tax provision computed by applying the U.S. federal statutory corporate rate to income before provision for income taxes as follows (in thousands, except percentages):

	Year Ended
	December 31, 2025
	Amount	Percentage of Pre-Tax Income
U.S. federal statutory tax rate	$291,796	21.0%
State and local income tax, net of federal (national) income tax effect (1)	53,215	3.8
Foreign tax effects	(2,973)	(0.2)
Effect of cross-border tax laws	14,163	1.0
Tax credits	(11,408)	(0.8)
Changes in valuation allowances	51	—
Nontaxable or nondeductible items:
Employee per diems, meals and entertainment	35,710	2.6
Share-based payment awards	(23,662)	(1.7)
Other	(10,977)	(0.8)
Changes in unrecognized tax benefits	3,030	0.2
Other adjustments	(1,357)	(0.1)
Total provision for income taxes and effective tax rate	$347,588	25.0%
(1)     State taxes in California, Florida, Illinois, Indiana, Iowa, New Mexico, New York, Texas and Wisconsin made up the majority (greater than 50 percent) of the tax effect in this category.

	Year Ended December 31,
	2024	2023
Provision at the statutory rate	$254,526	$203,691
Increases (decreases) resulting from:
State taxes	51,575	41,920
Employee per diems, meals and entertainment	31,768	27,039
Tax contingency reserves, net	15,046	6,882
Valuation allowance on deferred tax assets	4,868	(20,177)
Company-owned life insurance	(2,430)	(2,262)
Foreign taxes	(2,861)	2,927
Entity restructuring efforts	(10,195)	—
Taxes on certain equity method investments and non-controlling interests	(14,007)	(9,519)
Stock-based compensation (1)	(55,068)	(35,007)
Other	11,525	3,773
Total provision for income taxes	$284,747	$219,267
(1)     Stock-based compensation for the years ended December 31, 2024 and 2023, include state tax benefits of $7.2 million and $5.4 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

	December 31,
	2025	2024
Deferred income tax liabilities:
Property and equipment	$(460,786)	$(370,703)
Goodwill	(261,272)	(212,724)
Leased assets	(177,259)	(135,361)
Retainage	(17,805)	(14,059)
Other	(11,408)	(13,502)
Total deferred income tax liabilities	(928,530)	(746,349)

Deferred income tax assets:
Net operating loss carryforwards	122,860	179,276
Lease liabilities	167,739	129,623
Stock and incentive compensation	102,099	78,396
Accruals and reserves	98,374	64,449
Tax credits	21,536	14,644
Deferred tax benefits on unrecognized tax positions	6,896	7,726
Equity method investments and non-controlling interests	11,423	6,751
Other intangible assets	17,971	3,118
Other	4,220	14,777
Subtotal	553,118	498,760
Valuation allowance	(34,766)	(42,576)
Total deferred income tax assets	518,352	456,184
Total net deferred income tax liabilities	$(410,178)	$(290,165)
The net deferred income tax assets and liabilities comprised the following in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2025	2024
Deferred income taxes:
Assets	$92,448	$63,103
Liabilities	(502,626)	(353,268)
Total net deferred income tax liabilities	$(410,178)	$(290,165)
The valuation allowances for deferred income tax assets at December 31, 2025, 2024 and 2023 were $34.8 million, $42.6 million and $40.0 million. These valuation allowances relate to state and foreign net operating loss carryforwards and foreign tax credits. The valuation allowances were established primarily as a result of uncertainty as to the amount of future taxable income in particular jurisdictions. Quanta believes it is more likely than not that it will realize the benefit of its deferred income tax assets, net of existing valuation allowances.
At December 31, 2025, Quanta had federal, state and foreign net operating loss carryforwards, the tax effect of which was $128.5 million. These carryforwards will expire as follows: 2026, $0.5 million; 2027, $1.3 million; 2028, $0.1 million; 2029, $1.1 million; 2030, $0.9 million and $124.6 million after 2030. A valuation allowance of $28.4 million has been recorded against certain foreign and state net operating loss carryforwards.
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
A reconciliation of unrecognized tax benefit balances is as follows (in thousands):

	December 31,
	2025	2024	2023
Balance at beginning of year	$74,118	$45,136	$41,639
Additions based on tax positions related to the current year	12,492	19,155	10,304
Additions for tax positions of prior years from business combinations	734	12,461	—
Additions for tax positions of prior years	—	2,924	—
Reductions resulting from a lapse of the applicable statute of limitations periods	(12,929)	(5,558)	(6,807)
Balance at end of year	$74,415	$74,118	$45,136
The balances of unrecognized tax benefits, the amount of related interest and penalties are as follows (in thousands):

December 31, 2025
Unrecognized tax benefits	$74,415
Portion that, if recognized, would reduce tax expense and effective tax rate	$71,055
Accrued interest on unrecognized tax benefits	$9,294
Accrued penalties on unrecognized tax benefits	$2,285
Quanta classifies interest and penalties within the provision for income taxes. Quanta recognized interest expense of $1.5 million, $1.7 million and $0.5 million in the provision for income taxes for the years ended December 31, 2025, 2024 and 2023.
Quanta’s consolidated federal income tax returns for tax years 2022 through 2024 remain open to examination by the IRS, as the applicable statute of limitations periods have not yet expired. Additionally, various state and foreign tax returns filed by Quanta and certain subsidiaries for multiple periods remain under examination by various U.S. state and foreign tax authorities. Quanta does not consider any U.S. state in which it does business to be a major tax jurisdiction.
On July 4, 2025, the U.S. government enacted new tax legislation pursuant to Public Law No: 119-21 (the One Big Beautiful Bill). Among other provisions, the legislation extends 100% bonus depreciation for qualifying property effective January 19, 2025 and modifies certain provisions of the Tax Cuts and Jobs Act previously scheduled to expire or change after 2025. Quanta incorporated the effects of the legislation within its financial statements for the year ended December 31, 2025, which did not have a material impact on its effective annual tax rate.

13.    EQUITY:
Treasury Stock
General
Treasury stock is recorded at cost. Under Delaware law, treasury stock is not counted for quorum purposes or entitled to vote.
Shares withheld for tax withholding obligations
The tax withholding obligations of employees with respect to RSUs and PSUs that are settled in common stock are typically satisfied by Quanta making tax payments and withholding the number of shares of common stock having a value equal to the tax withholding obligation that is due on the date of vesting or settlement (as applicable). With respect to these liabilities, Quanta withheld 0.4 million shares of Quanta common stock during the year ended December 31, 2025, which had a market value of $112.3 million, 0.6 million shares of Quanta common stock during the year ended December 31, 2024, which had a market value of $155.5 million, and 0.7 million shares of Quanta common stock during the year ended December 31, 2023, which had a market value of $119.1 million. These shares and the related costs to acquire them were accounted for as adjustments to the balance of treasury stock.
Stock repurchases
On May 23, 2023, Quanta’s Board of Directors approved a stock repurchase program that authorizes Quanta to purchase, from time to time through June 30, 2026, up to $500 million of its outstanding common stock. As of December 31, 2025,

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
$365.1 million remained available under this repurchase program. Quanta repurchased the following shares of common stock in the open market under its stock repurchase programs (in thousands):

Year ended:	Shares	Amount
December 31, 2025	539	$134,555
December 31, 2024	—	$—
December 31, 2023	2	$350
Quanta’s policy is to record a stock repurchase as of the trade date of the transaction; however, the payment of cash related to the repurchase is made on the settlement date of the transaction. During the year ended December 31, 2025 and 2023, there were $134.6 million and $0.4 million of cash payments related to stock repurchases. Repurchases may be implemented through open market repurchases or privately negotiated transactions, at management’s discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. Quanta is not obligated to acquire any specific amount of common stock, and the repurchase program may be modified or terminated by Quanta’s Board of Directors at any time at its sole discretion and without notice.
Dividends
Quanta declared and paid the following cash dividends and cash dividend equivalents during 2025, 2024 and 2023 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
November 17, 2025	January 2, 2026	January 12, 2026	$0.11	$16,742
August 27, 2025	October 1, 2025	October 10, 2025	$0.10	$14,739
May 22, 2025	July 1, 2025	July 11, 20205	$0.10	$15,104
March 21, 2025	April 3, 2025	April 11, 2025	$0.10	$15,089
November 20, 2024	January 2, 2025	January 13, 2025	$0.10	$15,074
August 28, 2024	October 1, 2024	October 11, 2024	$0.09	$13,532
May 23, 2024	July 1, 2024	July 12, 2024	$0.09	$13,521
March 28, 2024	April 9, 2024	April 17, 2024	$0.09	$13,477
December 5, 2023	January 2, 2024	January 12, 2024	$0.09	$13,412
August 30, 2023	October 2, 2023	October 13, 2023	$0.08	$12,430
May 23, 2023	July 3, 2023	July 14, 2023	$0.08	$11,893
March 29, 2023	April 10, 2023	April 18, 2023	$0.08	$12,100
December 13, 2022	January 3, 2023	January 13, 2023	$0.08	$11,756
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

14.    STOCK-BASED COMPENSATION:
Stock Incentive Plans
The Omnibus Plan was approved by Quanta’s stockholders in May 2019 and provides for the award of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, RSUs, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Current and prospective employees, directors, officers, advisors or consultants of Quanta or its affiliates are eligible to participate in the Omnibus Plan. In May 2022 and May 2025, Quanta’s stockholders approved amendments to the Omnibus Plan to increase the shares available for issuance. Subject to certain adjustments, the maximum number of shares available for issuance under the Omnibus Plan is 14.1 million. As of December 31, 2025, there were approximately 5.1 million shares available for issuance under the Omnibus

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Plan. All awards subsequent to stockholder approval of the Omnibus Plan have been and will be made pursuant to the Omnibus Plan and applicable award agreements.
RSUs to be Settled in Common Stock
A summary of the activity for RSUs to be settled in common stock for the years ended December 31, 2025, 2024 and 2023 is as follows (RSUs in thousands):

	2025		2024		2023
	RSUs	Weighted Average Grant Date Fair Value (Per Unit)	RSUs	Weighted Average Grant Date Fair Value (Per Unit)	RSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	2,024	$173.32	2,548	$104.76	3,263	$78.74
Granted	638	$302.14	857	$246.34	684	$161.81
Vested	(759)	$154.01	(1,216)	$82.86	(1,268)	$68.06
Forfeited	(149)	$192.97	(165)	$165.14	(131)	$116.29
Unvested at December 31	1,754	$226.39	2,024	$173.32	2,548	$104.76
The approximate fair value of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $228.1 million, $316.4 million and $208.0 million, respectively.
During the years ended December 31, 2025, 2024 and 2023, Quanta recognized $141.4 million, $114.0 million and $94.5 million of non-cash stock compensation expense related to RSUs to be settled in common stock. As of December 31, 2025, there was $238.3 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.44 years.
PSUs to be Settled in Common Stock
A summary of the activity for PSUs to be settled in common stock for the years ended December 31, 2025, 2024 and 2023 is as follows (PSUs in thousands):

	2025		2024		2023
	PSUs	Weighted Average Grant Date Fair Value (Per Unit)	PSUs	Weighted Average Grant Date Fair Value (Per Unit)	PSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	425	$177.69	491	$129.70	733	$65.39
Granted	92	$259.17	109	$263.34	177	$174.50
Vested	(165)	$123.88	(175)	$96.45	(413)	$35.12
Forfeited	(4)	$222.94	—	N/A	(6)	$101.66
Unvested at December 31	348	$224.15	425	$177.69	491	$129.70
The Monte Carlo simulation valuation methodology applied the following key inputs:

	2025	2024	2023
Valuation date price based on February 27, 2025, March 4, 2024 and March 9, 2023 closing stock prices of Quanta common stock	$259.26	$243.34	$160.55
Expected volatility (1)	34%	33%	35%
Risk-free interest rate	4.05%	4.43%	4.62%
Term in years	2.84	2.83	2.81
(1)    The expected volatility inputs for Quanta are based on historical volatility, which is based on Quanta’s dividend-adjusted closing prices over a period equivalent to the performance period.
During the years ended December 31, 2025, 2024 and 2023, Quanta recognized $40.5 million, $36.5 million and $32.3 million of non-cash stock compensation expense related to PSUs to be settled in common stock.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As of December 31, 2025, there was an estimated $30.1 million of total unrecognized compensation expense related to unearned and unvested PSUs. This amount is based on forecasted attainment of performance metrics and estimated forfeitures of unearned and unvested PSUs. The compensation expense related to outstanding PSUs can vary from period to period based on changes in forecasted achievement of established performance goals and the total number of shares of common stock that Quanta anticipates will be issued upon vesting of such PSUs. This cost is expected to be recognized over a weighted average period of 1.61 years.
During the years ended December 31, 2025, 2024 and 2023, 0.3 million, 0.3 million and 0.7 million shares of common stock were issued in connection with earned and vested PSUs. The approximate fair values of PSUs earned and vested during the years ended December 31, 2025, 2024 and 2023 were $83.9 million, $75.4 million and $115.5 million, respectively.

15.    EMPLOYEE BENEFIT PLANS:
Unions’ Multiemployer Pension Plans
Quanta contributes to a number of multiemployer defined benefit pension plans under the terms of collective bargaining agreements with various unions that represent certain of Quanta’s employees. Approximately 36% of Quanta’s employees as of December 31, 2025 were covered by collective bargaining agreements. Quanta’s multiemployer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on a monthly or annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on its union employee payrolls. Quanta may also have additional liabilities imposed by law as a result of its participation in multiemployer defined benefit pension plans. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, imposes certain liabilities upon an employer who is a contributor to a multiemployer pension plan if the employer withdraws or is deemed to have withdrawn from the plan or the plan is terminated or experiences a mass withdrawal.
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
The following table summarizes plan information relating to Quanta’s participation in multiemployer defined benefit pension plans, including company contributions for the last three years, the status of the plans under the PPA and whether the plans are subject to a funding improvement or rehabilitation plan or contribution surcharges. The most recent PPA zone status available in 2025 and 2024 generally relates to the plans’ fiscal year-ends in 2024 and 2023. Forms 5500 were not yet available for the plan years ending in 2025. The PPA zone status is based on information that Quanta received from the respective plans’ administrators, as well as publicly available information on the U.S. Department of Labor website, and is certified by each plan’s actuary. Although multiple factors or tests may result in red zone or yellow zone status, plans in the red zone generally are less than 65 percent funded, plans in the yellow zone generally are less than 80 percent funded, and plans in the green zone generally are at least 80 percent funded. Under the PPA, red zone plans are classified as “critical” status, yellow zone plans are classified as “endangered” status and green zone plans are classified as neither “endangered” nor “critical” status. The “Subject to Financial Improvement/ Rehabilitation Plan” column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented. The last column lists the expiration dates of Quanta’s collective-bargaining agreements to which the plans are subject. Total contributions to these plans correspond to the number of union employees employed at any given time and the plans in which they participate and vary depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with such projects, as well as changes in contractual employer contribution rates. Information has been presented separately for individually significant plans, based on PPA funding status classification, and in the aggregate for all other plans.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Employee Identification Number/ Pension Plan Number	PPA Zone Status		Subject to Financial Improve- ment/ Reha- bilitation Plan	Contributions (in thousands)			Sur-charge Imposed	Expiration Date of Collective Bargaining Agreement
Fund		2025	2024		2025	2024	2023
National Electrical Benefit Fund	53-0181657	Green	Green	N	$61,338	$41,321	$47,126	N	Varies through May 2030
Eighth District Electrical Pension Fund	84-6100393	Green	Green	N	17,295	13,820	6,169	N	Varies through August 2027
Excavators Union Local 731 Pension Fund	13-1809825	Green	Green	N	13,823	11,974	11,411	N	April 2026
IBEW 332 Pension Plan - Part A	94-2688032	Green	Green	N	9,711	8,404	—	N	May 2027
Central Pension Fund of the IUOE & Participating Employers	36-6052390	Green	Green	N	9,543	8,496	7,396	N	Varies through March 2030
IBEW Local 683 Pension Fund Pension Plan	34-1442087	Green	Green	N	9,347	5,828	731	N	May 2027
Indiana Laborers Pension Fund	35-6027150	Green	Green	N	5,556	512	—	N	Varies through March 2027
Locals 302 & 612 of the IUOE - Employers Construction Industry Retirement Plan	91-6028571	Green	Green	N	4,564	3,644	2,707	N	Varies through May 2028
Sheet Metal Workers' National Pension Fund	52-6112463	Green	Green	N	4,215	—	—	N	Varies through April 2029
IBEW Local 595 Pension Plan	94-6279541	Green	Green	N	3,325	2,367	—	N	May 2026
Pipeline Industry Benefit Fund	73-6146433	Green	Green	N	2,990	2,478	2,733	N	Varies through May 2026
Operating Engineers' Local 324 Pension Fund	38-1900637	Red	Red	Y	2,906	3,367	3,193	Y	Varies through May 2026
United Association National Pension Fund	52-6152779	Green	Green	N	2,667	1,461	—	N	Varies through August 2029
Laborers Pension Trust Fund for Northern California	94-6277608	Green	Green	N	2,651	3,468	3,342	N	Varies through June 2027
Local 697 I.B.E.W. and Electrical Industry Pension Plan	51-6133048	Green	Green	N	2,580	3,228	2,227	N	May 2028
NECA-IBEW Pension Trust Fund	51-6029903	Green	Green	N	2,505	1,850	—	N	Varies through June 2028
Laborers National Pension Fund	75-1280827	Red	Red	Y	2,380	1,205	746	Y	Varies through November 2028
Construction Laborers Pension Trust Fund for Southern California	43-6159056	Green	Green	N	2,248	1,764	2,729	N	Varies through June 2026
Central Laborers' Pension Fund	37-6052379	Green	Yellow	N	2,087	1,484	2,342	N	Varies through March 2030
Pension Trust Fund for Operating Engineers	94-6090764	Green	Green	N	2,075	2,504	2,176	N	Varies through June 2026
Southern California IBEW-NECA Pension Plan	95-6392774	Yellow	Yellow	Y	1,995	460	—	N	June 2026
Alaska Teamster-Employer Pension Trust	92-6003463	Red	Red	Y	1,899	1,222	80	Y	May 2026
Alaska Plumbing and Pipefitting Industry Pension Plan	52-6103810	Red	Red	Y	1,867	986	83	Y	May 2026
Local Union No. 124 I.B.E.W. Pension Trust Fund	43-0817626	Green	Green	N	1,855	5,836	—	N	December 2027
Operating Engineers Pension Trust	95-6032478	Green	Green	N	310	871	1,473	N	Varies through June 2028
Kern County Electrical Workers Pension Fund	95-6123049	Green	Green	N	273	2,675	325	N	November 2027
Employer - Teamsters Local NOs 175 & 505 Pension Trust Fund	55-6021850	Red	Red	Y	—	900	1,027	Y	May 2026
All other plans - U.S.					52,286	45,158	39,233
All other plans - Canada (1)					2,403	6,473	12,515
Total contributions					$226,694	$183,756	$149,764
(1)    Multiemployer defined benefit pension plans in Canada are not subject to the reporting requirements under the PPA. Accordingly, certain information was not publicly available.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Quanta’s contributions to the following individually significant plans were five percent or more of the total contributions to these plans for the periods indicated based on the Forms 5500 for these plans for the years ended December 31, 2024 and 2023. Forms 5500 were not yet available for these plans for the year ended December 31, 2025.

Pension Fund	Plan Years in which Quanta Contributions Were Five Percent or More of Total Plan Contributions
National Electrical Benefit Fund	2023
Eighth District Electrical Pension Fund	2024 and 2023
Excavators Union Local 731 Pension Fund	2024 and 2023
IBEW 332 Pension Plan - Part A	2024
IBEW Local 683 Pension Fund Pension Plan	2024
IBEW Local 595 Pension Plan	2024
Pipeline Industry Pension Fund	2024 and 2023
Local 697 I.B.E.W. and Electrical Industry Pension Plan	2024 and 2023
Alaska Plumbing and Pipefitting Industry Pension Plan	2024
Local Union No. 124 I.B.E.W. Pension Trust Fund	2024
Kern County Electrical Workers Pension Fund	2024
I.B.E.W. Local 456 Pension Plan (1)	2024 and 2023
Teamsters National Pipe Line Pension Plan (1)	2024 and 2023
(1)    This plan is included in the “All other plans - U.S.” category in the prior table.
In addition to the contributions made to multiemployer defined benefit pension plans noted above, Quanta also contributed to multiemployer defined contribution or other postretirement benefit plans on behalf of certain union employees. Contributions to union multiemployer defined contribution or other postretirement benefit plans by Quanta were $349.6 million, $282.5 million and $254.7 million for the years ended December 31, 2025, 2024 and 2023. Total contributions made to all of these multiemployer plans correspond to the number of union employees employed at any given time and the plans in which they participate and participation in project labor agreements and vary depending upon the location and number of ongoing projects at a given time and the need for union resources or project labor agreements in connection with such projects. Contributions to such plans are also impacted by acquisitions and changes in employer contribution rates.
Quanta 401(k) Plan
Quanta maintains a 401(k) plan pursuant to which employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through payroll deductions. Quanta makes matching cash contributions of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law. Employer matching contributions to the Quanta and certain operating company 401(k) plans were $119.6 million, $93.9 million and $75.9 million for the years ended December 31, 2025, 2024 and 2023.
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
As of December 31, 2025 and 2024, the liability related to deferred cash compensation under these plans, including amounts contributed by Quanta, was $126.1 million and $110.2 million, the majority of which was included in “Insurance and

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
other non-current liabilities” in the accompanying consolidated balance sheets. Additionally, as of December 31, 2025 and 2024, the settlement and issuance of 119,208 and 154,991 shares of common stock underlying certain stock-based awards had been deferred under these plans, and such issuances are scheduled to occur in future periods.
To provide for future obligations related to deferred cash compensation under these plans, Quanta has invested in corporate-owned life insurance (COLI) policies covering certain participants in the deferred compensation plans, the underlying investments of which are intended to be aligned with the investment alternatives elected by plan participants. The COLI assets are recorded at their cash surrender value, which is considered their fair market value, and as of December 31, 2025 and 2024, the fair market values were $122.8 million and $102.7 million and were included in “Other assets, net” in the accompanying consolidated balance sheets. The level of inputs for these fair value measurements is Level 2.
Changes in the fair market value of Quanta’s COLI assets and deferred compensation liabilities largely offset and are recorded in the accompanying statements of operations as follows (in thousands):

		Year Ended December 31,
Classification	Change in fair market value of	2025	2024	2023
Increase in Selling, general and administrative expenses	Deferred compensation liabilities	$(16,586)	$(14,108)	$(13,325)
Other income, net	COLI assets	$14,290	$12,446	$11,587

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
Silverado Wildfire Matter
From 2022 to present, two of Quanta’s subsidiaries have received tenders of defense and demands for preservation of evidence from Southern California Edison Company (SCE) related to lawsuits filed against SCE and T-Mobile USA, Inc. (T-Mobile) in the Superior Court of California, County of Orange. The lawsuits generally assert property damage and related claims on behalf of certain individuals and subrogation claims on behalf of insurers relating to damages caused by a wildfire that began in October 2020 in Orange County, California (the Silverado Fire) and that is purported to have damaged approximately 13,000 acres. The lawsuits allege the Silverado Fire originated from utility poles in the area, generally claiming that each defendant failed to adequately maintain, inspect, repair or replace its overhead facilities, equipment and utility poles and remove vegetation in the vicinity; that the utility poles were overloaded with equipment from shared usage; and that SCE failed to de-energize its facilities during red flag warnings for a Santa Ana wind event. The lawsuits allege the Silverado Fire started when SCE and T-Mobile equipment contacted each other and note the Orange County Fire Department is investigating whether a T-Mobile lashing wire contacted an SCE overhead primary conductor in high winds. T-Mobile has filed cross-complaints against SCE alleging, among other things, that the ignition site of the Silverado Fire encompassed two utility poles replaced by SCE or a third party engaged by SCE, and that certain equipment, including T-Mobile’s lashing wire, was not sufficiently re-secured after the utility pole replacements. One of Quanta’s subsidiaries performed planning and other services related to the two utility poles, and another Quanta subsidiary replaced the utility poles and reattached the electrical and telecommunication equipment to the new utility poles in March 2019, approximately 19 months before the Silverado Fire.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Quanta’s subsidiaries intend to vigorously defend against the lawsuits, the T-Mobile cross-complaints and any other claims asserted in connection with the Silverado Fire. Quanta will continue to review additional information in connection with this matter as litigation and resolution efforts progress, and any such information may potentially allow Quanta to determine an estimate of potential loss, if any. As of December 31, 2025, Quanta had not recorded an accrual with respect to this matter, and Quanta is currently unable to reasonably estimate a range of reasonably possible loss, if any, because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability. Quanta also believes that to the extent its subsidiaries are determined to be liable for any damages resulting from this matter, its insurance would be applied to any such liabilities over its deductible amount and its insurance coverage would be adequate to cover such potential liabilities. However, the ultimate amount of any potential liability and insurance coverage in connection with this matter remains subject to uncertainties associated with pending and potential future litigation.
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
Quanta grants credit under normal payment terms, generally without collateral, to its customers, which primarily include utilities, renewable energy and other power developers, technology and manufacturing companies, communications providers, industrial companies and energy delivery companies located primarily in the United States, Canada and Australia. While Quanta generally has certain statutory lien rights with respect to services provided, Quanta is subject to potential credit risk related to business, economic and financial market conditions that affect these customers and locations, which have been heightened as a result of recent economic and financial market conditions, including in connection with inflationary pressure, an increased interest rate environment and other uncertainties and challenges in the overall economy. Some of Quanta’s customers have experienced significant financial difficulties (including bankruptcy), and customers may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of billed and unbilled receivables and contract assets for services Quanta has performed. See Note 4 for additional discussion on concentrations on credit risk.
Insurance
Quanta is insured for, among other things, employer’s liability, workers’ compensation, auto liability, aviation and general liability claims. Quanta manages and maintains a portion of its risk through retentions and/or high deductibles, as well as, both directly and indirectly through its wholly-owned captive insurance company. The captive insurance company reimburses all claims up to the amount of the applicable deductible of any third-party insurance programs, as well as certain additional exposure related to the general and auto liability programs, which together, in certain circumstances, can be up to $70.0 million per occurrence. As a supplement to its high-deductible primary insurance and captive programs, Quanta maintains insurance with excess insurance carriers for potential losses that exceed the amount of Quanta’s deductible and captive insurance obligations. Quanta renews its insurance policies on an annual basis, and therefore deductibles, captive insurance and/or reinsurance amounts, and levels of insurance coverage may change in future periods. In addition, insurers may cancel Quanta’s coverage or determine to exclude certain items from coverage, or Quanta may elect not to obtain certain types or levels of insurance based on the potential benefits considered relative to the cost of such insurance or increase the amounts subject to self-insurance, deductibles or retention.
As of December 31, 2025 and 2024, the gross amount accrued for employer’s liability, workers’ compensation, auto liability, general liability and group health claims totaled $521.4 million and $400.2 million, of which $334.6 million and $263.3 million are included in “Insurance and other non-current liabilities,” and the remainder is included in “Accounts payables and accrued expenses.” Related insurance recoveries/receivables as of December 31, 2025 and 2024 were $5.8 million and $4.9 million, of which $0.2 million and $0.8 million are included in “Prepaid expenses and other current assets” and $5.6 million and $4.1 million are included in “Other assets, net.” Losses under these insurance programs are accrued based upon Quanta’s estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors,

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
including the severity of an injury, the extent of damage, the determination of Quanta’s liability in proportion to other parties, the number of incidents not reported and the overall claims environment. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate.
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
Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require Quanta to post performance and payment bonds. These bonds provide a guarantee that Quanta will perform under the terms of a contract and pay its subcontractors and vendors. In certain circumstances, the customer may demand that the surety make payments or provide services under the bond, and Quanta must reimburse the surety for any expenses or outlays it incurs. Quanta may also be required to post letters of credit in favor of the sureties, which would reduce the borrowing availability under its senior credit facility. As of December 31, 2025, Quanta is not aware of any outstanding material obligations for payments related to bond obligations. However, to the extent future reimbursements are required, the amounts could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows.
Performance bonds expire at various times ranging from mechanical completion of a project to a period extending beyond contract completion in certain circumstances, and therefore a determination of maximum potential amounts outstanding requires certain estimates and assumptions. Such amounts can also fluctuate from period to period based upon the mix and level of Quanta’s bonded operating activity. As of December 31, 2025, the total amount of the outstanding performance bonds was estimated to be approximately $14.9 billion. Quanta’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Capital Commitments and Other Committed Expenditures
As of December 31, 2025, Quanta had commitments primarily for capital expansion of certain manufacturing facilities and expansion of its equipment fleet of $265.1 million in 2026 and $83.9 million thereafter. Although Quanta has committed to purchase this equipment at the time of their delivery, Quanta anticipates that some of these orders related to the expansion of its equipment fleet will be assigned to third-party leasing companies and made available under certain master equipment lease agreements, thereby releasing Quanta from its capital commitments.
As of December 31, 2025, Quanta had $81.8 million of outstanding capital commitments associated with investments in unconsolidated affiliates, $23.0 million of which is payable in 2026. The majority of capital commitments relate to a limited partnership interest in a fund that targets investments in certain portfolio companies that operate businesses related to the transition to a reduced-carbon economy.
During the year ended December 31, 2024, Quanta entered into an agreement to purchase production tax credits from a third party related to a solar facility. These commitments are contingent upon the third party reaching certain energy production targets. As of December 31, 2025, Quanta had up to $201.8 million of outstanding commitments associated with these production tax credits, with up to $23.8 million payable in the year ended December 31, 2026 and the remainder due by 2035.
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
Availability of Project Materials, Equipment and Labor
Quanta’s customers depend on the availability of certain materials for construction, upgrade and repair and maintenance of their infrastructure and are typically responsible for supplying most or all of the materials required for the services Quanta performs on their projects, including, among other things, steel, copper, aluminum and components for power generation projects (e.g., solar panels, wind turbine blades). Additionally, Quanta is required to procure all or part of the materials needed for certain projects. Although there have been delays related to disruption in the supply chain for certain project materials, Quanta and its customers have generally been able to procure necessary materials.
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

17.    DETAIL OF CERTAIN ACCOUNTS:
Cash and Cash Equivalents
As of December 31, 2025 and 2024, cash equivalents were $227.6 million and $347.5 million and consisted primarily of money market investments, money market mutual funds and short-term deposits.
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

	December 31,
	2025	2024
Cash and cash equivalents held by domestic joint ventures	$63,620	$71,646
Cash and cash equivalents held by foreign joint ventures	10,639	10,088
Total cash and cash equivalents held by joint ventures	74,259	81,734
Cash and cash equivalents held by captive insurance company	19,595	19,445
Cash and cash equivalents not held by joint ventures or captive insurance company	345,654	640,781
Total cash and cash equivalents	$439,508	$741,960
Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2025	2024
Construction materials and aviation spare parts	$143,994	$114,458
Raw materials	64,758	39,930
Work-in-process	4,427	4,607
Finished goods and merchandise purchased for resale	157,193	101,186
Total Inventories, net	$370,372	$260,181
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$488,488	$268,093
Other current assets	235,772	201,245
Prepaid expenses and other current assets	$724,260	$469,338
As of December 31, 2025 and 2024, prepaid expenses primarily include prepaid job costs, prepaid insurance expense and prepaid software expense.
Property and Equipment
Property and equipment consisted of the following (in thousands):

	Estimated Useful	December 31,
	Lives in Years	2025	2024
Land	N/A	$158,270	$134,590
Buildings and leasehold improvements	5-30	619,808	514,888
Operating machinery and equipment	1-25	2,474,357	2,160,333
Vehicles and aviation	2-25	1,488,986	1,187,538
Office equipment, furniture and fixtures and information technology systems	3-10	336,153	298,878
Construction work in progress	N/A	287,433	125,676
Finance lease assets and lease financing transactions	5-20	337,964	239,806
Property and equipment, gross		5,702,971	4,661,709
Less — Accumulated depreciation and amortization		(2,247,767)	(1,961,432)
Property and equipment, net of accumulated depreciation		$3,455,204	$2,700,277

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Depreciation expense related to property and equipment is recognized on a straight-line basis over the estimated useful lives of the assets and was $411.5 million, $359.4 million and $324.8 million for the years ended December 31, 2025, 2024 and 2023. In addition, Quanta held property and equipment, net of $211.9 million and $177.9 million in foreign countries, primarily Canada, as of December 31, 2025 and 2024.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2025	2024
Accounts payable, trade	$2,832,600	$2,096,125
Accrued compensation and related expenses	781,610	651,893
Other accrued expenses	965,248	974,325
Accounts payable and accrued expenses	$4,579,458	$3,722,343
As of December 31, 2025, other accrued expenses primarily include the current portion of accrued insurance liabilities as further described in Note 16, unearned revenues and income and franchise taxes payable. As of December 31, 2024, other accrued expenses primarily include these same items, as well as the current portion of contingent consideration liabilities as further described in Note 6.

18.    SUPPLEMENTAL CASH FLOW INFORMATION:
Restricted cash includes any cash that is legally restricted as to withdrawal or usage. Reconciliations of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows are as follows (in thousands):

	December 31,
	2025	2024	2023	2022
Cash and cash equivalents	$439,508	$741,960	$1,290,248	$428,505
Restricted cash included in “Prepaid expenses and other current assets”	1,428	2,686	3,652	3,759
Restricted cash included in “Other assets, net”	1,887	1,364	1,141	950
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$442,823	$746,010	$1,295,041	$433,214

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$(128,410)	$(110,745)	$(95,900)
Operating cash flows used by finance leases	$(2,445)	$(2,606)	$(1,463)
Financing cash flows used by finance leases	$(11,852)	$(10,583)	$(2,511)
Lease assets obtained in exchange for lease liabilities:
Operating leases	$165,826	$109,708	$100,594
Finance leases	$56,560	$10,397	$37,299
Lease financing transaction assets obtained in exchange for lease financing transaction liabilities	$51,224	$69,731	$26,969

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Additional supplemental cash flow information related to income taxes paid, net of refunds, is as follows (in thousands):

Year Ended
December 31, 2025
Cash paid during the year for income taxes, net of refunds
U.S. Federal	$(232,596)
U.S. State and Local	(77,173)
Foreign	(37,428)
Total cash paid during the year for income taxes (1)	$(347,197)
(1) Income taxes paid during the year ended December 31, 2025 includes $16.2 million for the purchase of transferable tax credits from third parties. Individual jurisdictions equaling 5% or more of the total income taxes paid (net of refunds) for the year ended December 31, 2025 include $232.6 million paid for U.S. Federal income taxes and $33.0 million paid for Australian income taxes.

	Year Ended December 31,
	2024	2023
Cash (paid) received during the period for:
Income taxes paid	$(136,755)	$(248,527)
Income tax refunds	$5,595	$6,483
Cash paid for interest was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest paid	$(217,358)	$(166,333)	$(175,782)
Accrued capital expenditures were $26.9 million, $27.3 million and $15.7 million as of December 31, 2025, 2024 and 2023. The impact of these items has been excluded from Quanta’s capital expenditures in the accompanying consolidated statements of cash flows due to their non-cash nature.

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
As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b), as such disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
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
As described in the Report of Management, management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 excluded the eight businesses we acquired in 2025. Such exclusion was in accordance with SEC guidance that an assessment of recently acquired businesses may be omitted in management’s report on internal control over financial reporting, provided the acquisitions took place within twelve months of management’s evaluation. These acquisitions comprised approximately 6.2% and 3.9% of our consolidated assets and revenues as of and for the year ended December 31, 2025 and included the acquisition of Dynamic Systems, which comprised approximately 1.5% and 1.4% of our consolidated assets and revenues as of and for the year ended December 31, 2025. We are in the process of integrating each acquired business into our overall internal control over financial reporting process.
Except as noted above, there has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B.Other Information
Insider Trading Arrangements
During the three months ended December 31, 2025, no director or officer of Quanta adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
ITEM 10.Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the definitive proxy statement related to our 2026 Annual Meeting of Stockholders, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2025 fiscal year.

ITEM 11.Executive Compensation
The information required by this Item 11 is incorporated by reference to the definitive proxy statement related to our 2026 Annual Meeting of Stockholders, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2025 fiscal year.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to the definitive proxy statement related to our 2026 Annual Meeting of Stockholders, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2025 fiscal year.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the definitive proxy statement related to our 2026 Annual Meeting of Stockholders, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2025 fiscal year.

ITEM 14.Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to the definitive proxy statement related to our 2026 Annual Meeting of Stockholders, which is to be filed with the SEC pursuant to the Exchange Act within 120 days following the end of our 2025 fiscal year.

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

4.10	—
Eighth Supplemental Indenture, dated as of August 7, 2025, between Quanta Services, Inc. and U.S. Bank Trust Company, National Association, as trustee (previously filed as Exhibit 4.3 to the Company’s Form 8-K filed August 7, 2025 and incorporated therein by reference)

4.11	—
Ninth Supplemental Indenture, dated as of August 7, 2025, between Quanta Services, Inc. and U.S. Bank Trust Company, National Association, as trustee (previously filed as Exhibit 4.4 to the Company’s Form 8-K filed August 7, 2025 and incorporated therein by reference)

4.12	—	Form of 2.90% Senior Notes due 2030 (previously filed as Exhibit 4.3 to the Company's Form 8-K filed September 25, 2020 and incorporated herein by reference)
4.13	—	Form of 2.35% Senior Notes due 2032 (previously filed as Exhibit 4.6 to the Company’s Form 8-K filed September 23, 2021 and incorporated herein by reference)
4.14	—	Form of 3.05% Senior Notes due 2041 (previously filed as Exhibit 4.7 to the Company’s Form 8-K filed September 23, 2021 and incorporated herein by reference)
4.15	—	Form of 4.75% Senior Notes due 2027 (previously filed as Exhibit 4.4 to the Company’s Form 8-K filed August 9, 2024 and incorporated therein by reference)
4.16	—	Form of 5.25% Senior Notes due 2034 (previously filed as Exhibit 4.5 to the Company’s Form 8-K filed August 9, 2024 and incorporated therein by reference)
4.17	—	Form of 4.300% Senior Notes due 2028 (previously filed as Exhibit 4.5 to the Company’s Form 8-K filed August 7, 2025 and incorporated therein by reference)

Exhibit
No.		Description
4.18	—	Form of 4.500% Senior Notes due 2031 (previously filed as Exhibit 4.6 to the Company’s Form 8-K filed August 7, 2025 and incorporated therein by reference)
4.19	—	Form of 5.100% Senior Notes due 2035 (previously filed as Exhibit 4.7 to the Company’s Form 8-K filed August 7, 2025 and incorporated therein by reference)
10.1*	—	Quanta Services, Inc. 2019 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed May 24, 2019 and incorporated herein by reference)
10.2*	—	Amendment No. 1 to the Quanta Services, Inc. 2019 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K filed May 31, 2022 and incorporated herein by reference)
10.3*	—	Amendment No. 2 to the Quanta Services, Inc. 2019 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.3 to Quanta’s Form 8-K filed May 29, 2025 and incorporated herein by reference)
10.4*	—
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
Employment Agreement, dated May 24, 2024, by and between Quanta Services, Inc. and Karl W. Studer (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31. 2025 filed May 1, 2025 and incorporated herein by reference)

10.16*	—
Employee Transition Agreement, dated May 29, 2025, by and between Quanta Services, Inc. and Derrick Jensen (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2025 filed July 31, 2025 and incorporated herein by reference)

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

Exhibit
No.		Description
10.19*	—
Quanta Services, Inc. Term Sheet for 2025 Annual Incentive Plan – Corporate Employees, Quanta Services, Inc. Term Sheet for 2025 Senior Leadership Long-Term Incentive Plan and Quanta Services, Inc. Term Sheet for 2025 Discretionary Plan – All Employees (previously filed as Exhibit 10.1 to Quanta’s Form 8-K filed March 5, 2025 and incorporated herein by reference)

10.20*	—
Director Compensation Summary, adopted November 20, 2024 and effective as of 2025 Annual Meeting of Stockholders (previously filed as Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2024 filed February 20, 2025 and incorporated herein by reference)

10.21*	—
Director Compensation Summary, adopted August 27, 2025 (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2025 filed October 30, 2025 and incorporated herein by reference)

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

10.24	—	Form of Amended and Restated Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed December 11, 2018 and incorporated herein by reference)
10.25	—
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

Exhibit
No.		Description
10.32	—
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

10.34	—
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

10.35	—
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

10.36	—
Tenth Amendment to Fourth Amended and Restated Credit Agreement, dated as of February 4, 2022, among Quanta Services, Inc. and certain subsidiaries of Quanta Services, Inc., as Borrowers, the lenders party thereto and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.37 to the Company’s Form 10-K filed February 25, 2022 and incorporated herein by reference)

10.37	—
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

10.38	—
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

10.39	—
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

10.40	—
Form of Commercial Paper Dealer Agreement between Quanta Services, Inc. and the Dealer party thereto (previously filed as Exhibit 10.1 to Quanta's Form 8-K filed August 24, 2022 and incorporated herein by reference)

10.41	—
Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed March 16, 2005 and incorporated herein by reference)

10.42	—
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

10.43	—
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

Exhibit
No.		Description
10.44	—
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

10.45	—
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

10.46	—
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

10.47	—
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

10.48	—
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

10.49	—
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

19.1	—
Quanta Services Inc. Insider Trading Policy (previously filed as Exhibit 19.1 to the Company’s Form 10-K for the year ended December 31, 2024 filed February 20, 2025 and incorporated herein by reference)

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
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and with detailed tags

104*	—	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101)

______________________

*	Management contracts or compensatory plans or arrangements
ˆ	Filed with this Annual Report on Form 10-K
†	Furnished with this Annual Report on Form 10-K

ITEM 16.     Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quanta Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 19, 2026.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on February 19, 2026.

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