Form 10-Q
period 2026-03-31
QUANTA SERVICES, INC.
filed 2026-04-30
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of April 27, 2026, the number of outstanding shares of Common Stock of the registrant was 150,060,149.

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
•The effect of commodity prices and commodity production volumes, which have been and may continue to be affected by inflationary pressure and geopolitical conditions, on our operations and growth opportunities and on our customers’ capital programs and demand for our services;
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
•The unavailability of, or increased prices for, materials, equipment and consumables (such as fuel) used in our and our customers’ businesses, including as a result of inflationary pressure; supply chain or production disruptions; governmental regulations on sourcing; the imposition of tariffs, duties, taxes or other assessments; and other changes in U.S. trade relationships with foreign countries;
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
•New or changed tax laws, treaties or regulations or the inability to realize deferred tax assets; and
•The other risks and uncertainties described elsewhere herein, including in Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report), and as may be detailed from time to time in our other public filings with the U.S. Securities and Exchange Commission (SEC).
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$364,761	$439,508
Accounts receivable, net	7,597,966	6,847,091
Contract assets	1,609,786	1,522,186
Inventories	446,891	370,372
Prepaid expenses and other current assets	633,233	724,260
Total current assets	10,652,637	9,903,417
Property and equipment, net	3,513,445	3,455,204
Operating lease right-of-use assets	404,455	400,814
Other assets, net	1,046,511	944,050
Other intangible assets, net	2,724,223	2,906,188
Goodwill	7,405,347	7,317,228
Total assets	$25,746,618	$24,926,901
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$689,694	$763,898
Current portion of operating lease liabilities	115,812	114,377
Accounts payable and accrued expenses	4,738,241	4,579,458
Contract liabilities	3,840,282	3,258,465
Total current liabilities	9,384,029	8,716,198
Long-term debt, net of current maturities	5,201,920	5,231,008
Operating lease liabilities, net of current portion	312,247	309,671
Deferred income taxes	514,859	502,626
Insurance and other non-current liabilities	1,190,646	1,139,524
Total liabilities	16,603,701	15,899,027
Commitments and Contingencies
Equity:
Common stock, $0.00001 par value, 600,000,000 shares authorized, 180,271,661 and 179,534,355 shares issued, and 150,056,336 and 149,577,564 shares outstanding	2	2
Additional paid-in capital	4,337,023	4,278,741
Retained earnings	6,877,841	6,673,990
Accumulated other comprehensive loss	(319,059)	(307,211)
Treasury stock, 30,215,325 and 29,956,791 common shares	(1,851,238)	(1,707,273)
Total stockholders’ equity	9,044,569	8,938,249
Non-controlling interests	98,348	89,625
Total equity	9,142,917	9,027,874
Total liabilities and equity	$25,746,618	$24,926,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenues	$7,874,787	$6,233,334
Cost of services	6,767,458	5,399,297
Gross profit	1,107,329	834,037
Equity in earnings of integral unconsolidated affiliates	14,469	12,929
Selling, general and administrative expenses	(620,726)	(493,966)
Amortization of intangible assets	(152,381)	(109,562)
Increase in fair value of contingent consideration liabilities	(9,912)	(4,357)
Operating income	338,779	239,081
Interest and other financing expenses	(73,267)	(54,312)
Interest income	2,908	3,841
Other (expense) income, net	(12,064)	239
Income before income taxes	256,356	188,849
Provision for income taxes	24,925	39,880
Net income	231,431	148,969
Less: Net income attributable to non-controlling interests	10,806	4,711
Net income attributable to common stock	$220,625	$144,258

Earnings per share attributable to common stock:
Basic	$1.47	$0.97
Diluted	$1.45	$0.96

Shares used in computing earnings per share:
Weighted average basic shares outstanding	149,779	148,274
Weighted average diluted shares outstanding	152,086	150,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income	$231,431	$148,969
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustment loss	(10,934)	(405)
Other comprehensive (loss) income	(914)	627
Other comprehensive (loss) income, net of taxes	(11,848)	222
Comprehensive income	219,583	149,191
Less: Comprehensive income attributable to non-controlling interests	10,806	4,711
Comprehensive income attributable to common stock	$208,777	$144,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$231,431	$148,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113,294	98,114
Amortization of intangible assets	152,381	109,562
Non-cash stock-based compensation	62,634	38,151
Other non-cash adjustments, net	30,705	11,285
Changes in assets and liabilities, net of non-cash transactions:
Accounts, notes and retainage receivable	(745,881)	(36,265)
Contract assets	(94,771)	(48,383)
Inventories	(76,750)	(2,768)
Prepaid expenses and other current assets	74,647	(13,774)
Accounts payable and accrued expenses, insurance and other non-current liabilities	120,993	(54,486)
Contract liabilities	583,004	6,068
Other assets and liabilities, net	(59,943)	(13,275)
Net cash provided by operating activities	391,744	243,198
Cash Flows from Investing Activities:
Capital expenditures	(220,093)	(132,762)
Proceeds from sale of and insurance settlements related to property and equipment	12,769	7,316
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(22,936)	(394,263)
Other, net	8,849	(912)
Net cash used in investing activities	(221,411)	(520,621)
Cash Flows from Financing Activities:
Borrowings under credit facility and commercial paper program	16,946,517	5,488,217
Payments under credit facility and commercial paper program	(17,000,690)	(5,216,815)
Payments related to tax withholding for stock-based compensation	(143,523)	(71,584)
Payments of dividends	(17,161)	(15,464)
Repurchase of common stock	—	(118,568)
Other, net	(33,603)	(13,432)
Net cash (used in) provided by financing activities	(248,460)	52,354

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	5,139	2,291
Net decrease in cash, cash equivalents and restricted cash	(72,988)	(222,778)
Cash, cash equivalents and restricted cash, beginning of period	442,823	746,010
Cash, cash equivalents and restricted cash, end of period	$369,835	$523,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
	Common Stock				Other		Total	Non-
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity	Controlling Interests	Total Equity
Balance at December 31, 2025	149,577,564	$2	$4,278,741	$6,673,990	$(307,211)	$(1,707,273)	$8,938,249	$89,625	$9,027,874
Other comprehensive loss	—	—	—	—	(11,848)	—	(11,848)	—	(11,848)
Acquisitions	—	—	—	—	—	—	—	(415)	(415)
Stock-based compensation activity	478,772	—	58,282	—	—	(143,965)	(85,683)	—	(85,683)
Dividends declared ($0.11 per share)	—	—	—	(16,774)	—	—	(16,774)	—	(16,774)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,668)	(1,668)
Net income	—	—	—	220,625	—	—	220,625	10,806	231,431
Balance at March 31, 2026	150,056,336	$2	$4,337,023	$6,877,841	$(319,059)	$(1,851,238)	$9,044,569	$98,348	$9,142,917

					Accumulated
	Common Stock				Other		Total	Non-
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity	Controlling Interests	Total Equity
Balance at December 31, 2024	147,678,512	$2	$3,444,108	$5,707,286	$(372,708)	$(1,460,957)	$7,317,731	$11,986	$7,329,717
Other comprehensive income	—	—	—	—	222	—	222	—	222
Acquisitions	515,822	—	161,554	—	—	—	161,554	—	161,554
Stock-based compensation activity	540,552	—	38,564	—	—	(72,012)	(33,448)	—	(33,448)
Common stock repurchases	(471,387)	—	—	—	—	(118,568)	(118,568)	—	(118,568)
Dividends declared ($0.10 per share)	—	—	—	(15,089)	—	—	(15,089)	—	(15,089)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(985)	(985)
Net income	—	—	—	144,258	—	—	144,258	4,711	148,969
Balance at March 31, 2025	148,263,499	$2	$3,644,226	$5,836,455	$(372,486)	$(1,651,537)	$7,456,660	$15,712	$7,472,372

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
Nature of Operations
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
Basis of Presentation and Principles of Consolidation
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP), have been condensed or omitted pursuant to those rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta’s Annual Report on Form 10-K for the year ended December 31, 2025. Quanta believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income and cash flows with respect to the interim condensed consolidated financial statements have been included.
Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on Quanta’s consolidated financial statements and footnote disclosures, from those disclosed in Quanta’s Annual Report on Form 10-K for the year ended December 31, 2025.
Seasonality
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables present Quanta’s revenue disaggregated by contract type and by geographic location, as determined by the job location (in thousands):

	Three Months Ended March 31,
	2026		2025
By contract type:
Fixed price contracts	$4,773,804	60.6%	$3,755,326	60.2%
Unit-price contracts	1,722,206	21.9	1,455,486	23.4
Cost-plus contracts	1,378,777	17.5	1,022,522	16.4
Total revenues	$7,874,787	100.0%	$6,233,334	100.0%

	Three Months Ended March 31,
	2026		2025
By primary geographic location:
United States	$7,361,610	93.4%	$5,788,053	92.9%
Canada	276,024	3.5	210,246	3.4
Australia	201,244	2.6	171,087	2.7
Others	35,909	0.5	63,948	1.0
Total revenues	$7,874,787	100.0%	$6,233,334	100.0%
Under fixed-price contracts, as well as unit-price contracts with more than an insignificant amount of partially completed units, revenue is recognized as performance obligations are satisfied over time, with the percentage of completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 63.5% and 63.4% of Quanta’s revenues recognized during the three months ended March 31, 2026 and 2025 were associated with this revenue recognition method.
Performance Obligations

Quanta’s remaining performance obligations represent management’s estimates of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work had not yet begun as of such dates and, to a lesser extent, from certain unit-price contracts with more than an insignificant amount of partially completed units. As of March 31, 2026 and December 31, 2025, Quanta’s remaining performance obligations were approximately $26.24 billion and $23.76 billion, of which (i) approximately 69% and 66% are expected to be recognized as revenue within the 12 months following March 31, 2026 and December 31, 2025, (ii) a substantial majority of the remaining balance is expected to be recognized within each of the following 24 months, and (iii) the balance is expected to be recognized thereafter. Estimates of the timing of revenue recognition of remaining performance obligations are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.
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
As of March 31, 2026 and December 31, 2025, Quanta had recognized revenues of $918.3 million and $983.6 million related to unapproved change orders and claims included as contract price adjustments primarily in “Contract assets” in the accompanying condensed consolidated balance sheets. These change orders and claims were in the process of being negotiated in the normal course of business and represent management’s estimates of additional contract revenues that have been earned and are probable of collection. The largest component of revenues recognized related to unapproved change orders and claims as of March 31, 2026 and December 31, 2025 is associated with a large renewable transmission project in Canada. During the course of construction, the project experienced decreased productivity and additional costs from delays, administrative requirements and labor issues due to the COVID-19 pandemic, including incremental governmental requirements and worksite restrictions, as well as work resequencing and acceleration, access delays, and logistical challenges and other issues outside of Quanta’s control. The project was completed in 2024.
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
Revenues were positively impacted by 0.4% and 0.2% during the three months ended March 31, 2026 and 2025 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2025 and 2024. The net impacts resulted from net changes in estimates across a large number of projects, primarily as a result of favorable or unfavorable performance and changes on estimates related to mitigation of risks and contingencies as the projects progressed to completion. These changes were made in the ordinary course of business and there were no changes that resulted in material amounts that should have been recognized in a prior period.
Contract Assets and Liabilities
Contract assets and liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Contract assets	$1,609,786	$1,522,186
Contract liabilities	$3,840,282	$3,258,465
Contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; and recognized unapproved change orders and contract claims. The increase in contract liabilities from December 31, 2025 to March 31, 2026 was primarily due to an increase in favorable billing terms on certain large projects.
During the three months ended March 31, 2026 and 2025, Quanta recognized revenue of approximately $1.96 billion and $1.30 billion related to contract liabilities outstanding as of the end of each respective prior year.
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
Activity in Quanta’s allowance for credit losses consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Balance at beginning of period	$15,706	$15,185
(Decrease) increase in provision for credit losses	(598)	948
Write-offs charged against the allowance net of recoveries of amounts previously written off	(440)	(582)
Balance at end of period	$14,668	$15,551
The above activity relates to the largest risk pool Quanta utilizes for assessing credit loss. The second risk pool represents approximately 8% of Quanta’s consolidated financial instruments as of March 31, 2026 and did not have any allowance for credit loss or experience any credit loss during the periods presented. Quanta’s customers generally have high credit ratings. In addition, the customers in the second risk pool typically pre-approve invoices and often receive project financing.
Provision for credit losses is included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations.
Quanta is subject to concentrations of credit risk related primarily to its receivable position for services Quanta has performed for customers. Quanta grants credit under normal payment terms, generally without collateral. No customer represented 10% or more of Quanta’s consolidated revenues for the three months ended March 31, 2026 or 2025, and no customer represented 10% or more of Quanta’s consolidated receivable position as of March 31, 2026 or December 31, 2025.
Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on Quanta’s experience in recent years, the majority of these retainage balances are expected to be collected within one year. Retainage balances with expected settlement dates within one year of March 31, 2026 and December 31, 2025 were $1.09 billion and $994.1 million, which are included in “Accounts receivable.” Retainage balances with expected settlement dates beyond one year were $225.9 million and $228.7 million as of March 31, 2026 and December 31, 2025 and are included in “Other assets, net.”
Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date or when amounts arise from routine lags in billing. These balances do not include revenues recognized for work performed under fixed-price contracts and unit-price contracts with more than an insignificant amount of partially completed units, as these amounts are recorded as “Contract assets.” As of March 31, 2026 and December 31, 2025, unbilled receivables included in “Accounts receivable” were $1.26 billion and $1.10 billion. Quanta also recognizes unearned revenues

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $224.6 million and $121.0 million as of March 31, 2026 and December 31, 2025.

3. SEGMENT INFORMATION:
Quanta’s operations are managed by senior executives who report to its Chief Executive Officer, the chief operating decision maker. The Chief Executive Officer uses operating income for each of Quanta’s reportable segments and considers forecast to actual variances to assess performance and when making decisions about allocating capital, craft skill labor and other resources. Quanta’s two operating segments are also its two reportable segments: (1) Electric Infrastructure Solutions (Electric) and Underground Utility and Infrastructure Solutions (Underground and Infrastructure).
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

Three Months Ended March 31, 2026	Electric	Underground and Infrastructure	Total
Revenues	$6,468,657	$1,406,130	$7,874,787

Segment operating expense (excluding segment depreciation expense)	5,839,272	1,275,016	7,114,288
Segment depreciation expense	82,772	25,497	108,269
Segment operating expenses	5,922,044	1,300,513	7,222,557
Equity in earnings of integral unconsolidated affiliates	14,469	—	14,469
Segment operating income	$561,082	$105,617	$666,699
Segment operating margin	8.7%	7.5%
Corporate and non-allocated costs (1)			(327,920)
Total consolidated operating income			$338,779

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Three Months Ended March 31, 2025	Electric	Underground and Infrastructure	Total
Revenues	$4,944,391	$1,288,943	$6,233,334

Segment operating expense (excluding segment depreciation expense)	4,482,845	1,186,007	5,668,852
Segment depreciation expense	66,311	26,069	92,380
Segment operating expenses	4,549,156	1,212,076	5,761,232
Equity in earnings of integral unconsolidated affiliates	12,929	—	12,929
Segment operating income	$408,164	$76,867	$485,031
Segment operating margin	8.3%	6.0%
Corporate and non-allocated costs (1)			(245,950)
Total consolidated operating income			$239,081
(1)    Corporate and non-allocated costs included amortization expense of $152.4 million and $109.6 million and non-cash stock-based compensation of $62.6 million and $38.2 million for the three months ended March 31, 2026 and 2025.

4. ACQUISITIONS:
On July 25, 2025, Quanta completed the acquisition of Dynamic Systems (DSI), LLC (Dynamic Systems), which provides turnkey mechanical, plumbing and process infrastructure solutions to a diversified customer base that includes technology, semiconductor, healthcare and other load center markets. Dynamic Systems is located in the United States, and its results have been primarily included in the Underground and Infrastructure segment. The consideration for the acquisition included approximately $1.26 billion in cash and 518,772 shares of Quanta common stock, which had a fair value of $218.8 million as of the acquisition date. Additionally, the former owner of Dynamic Systems is eligible for a potential contingent consideration payment of up to $216.0 million to the extent the acquired business achieves certain financial and other operating performance targets during a two-year post-acquisition period beginning in January 2026. To the extent payable, Quanta, at its sole discretion, can pay 15% of any such contingent consideration amount in Quanta common stock.
During the year ended December 31, 2025, Quanta also acquired seven additional businesses, including two businesses located in the United States that specialize in civil solutions, including site clearing, earthwork, soil stabilization and infrastructure development (which have been included in the Underground and Infrastructure segment); a business located in Australia that specializes in electrical engineering and the design and manufacturing of industrial technology solutions (which has been included in both the Electric and Underground and Infrastructure segments); a business located in the United States that specializes in utility construction and related support services (which has primarily been included in the Electric segment); a business located in the United States that specializes in the design, construction and repair of overhead and underground transmission and distribution infrastructure, civil construction services related to substations as well as helicopter services for electric utility infrastructure (which has primarily been included in the Electric segment); a business located in the United States that specializes in electrical solutions including low voltage technology, testing, engineering, integration, renewable energy and electric prefabrication solutions (which has primarily been included in the Electric segment); and a business located in the United States that provides helicopter services (which has primarily been included in the Electric segment and was accounted for as an asset acquisition so is not included in the disclosures in this note). The consideration for the transactions completed in 2025, other than Dynamic Systems, and accounted for as business combinations, consisted of approximately $2.00 billion in cash and 789,824 shares of Quanta common stock, which had a fair value of $284.5 million as of the respective acquisition dates. The final amount of consideration for these acquisitions remains subject to certain post-closing adjustments, including with respect to net working capital, tax estimates and other contractually agreed-upon adjustments to consideration. Additionally, pursuant to the terms of the agreements, the former owners of certain of these businesses are eligible to receive payments of contingent consideration of up to approximately $228.4 million to the extent the acquired businesses achieve certain financial and other operating performance targets over a three-year period. To the extent payable, Quanta, at its sole discretion, can pay up to approximately one-fourth of certain contingent consideration amounts in Quanta common stock.
The results of operations of acquired businesses have been included in Quanta’s consolidated financial statements since their respective acquisition dates.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Purchase Price Allocation
Quanta is finalizing its purchase price allocations related to certain businesses acquired subsequent to March 31, 2025, and further adjustments to the purchase price allocations may occur, with possible updates primarily related to intangible asset values, property and equipment values, certain contingent liabilities, tax estimates, and the finalization of closing working capital adjustments and other contractually agreed-upon adjustments to consideration. The aggregate consideration for businesses acquired between March 31, 2025 and December 31, 2025 was allocated to acquired assets and assumed liabilities, which resulted in an allocation of $431.7 million to net tangible assets, $1.30 billion to identifiable intangible assets and $1.78 billion to goodwill.
During the three months ended March 31, 2026, changes in goodwill included an increase of $88.9 million, primarily related to the Electric segment, as a result of certain measurement period adjustments primarily related to identifiable intangibles and property and equipment associated with certain of Quanta’s 2025 acquisitions.
Contingent Consideration
As described above, certain business acquisitions have contingent consideration liabilities associated with the transactions. The aggregate fair value of outstanding contingent consideration liabilities for acquisitions completed prior to March 31, 2026 and their classification in the accompanying condensed consolidated balance sheets is as follows (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable and accrued expenses	$4,023	$7,333
Insurance and other non-current liabilities	592,015	586,496
Total contingent consideration liabilities	$596,038	$593,829
Quanta’s aggregate contingent consideration liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, accretion in present value, changes in estimated fair value, the performance of acquired businesses in post-acquisition periods, the incremental impact on Quanta’s performance attributable to an acquired business and, in certain cases, management discretion. The level of inputs used for the fair value measurements is Level 3. These changes are reflected in “Increase in fair value of contingent consideration liabilities” in the accompanying condensed consolidated statements of operations.
All of Quanta’s outstanding contingent consideration liabilities are each subject to a maximum payment amount. As of March 31, 2026, the aggregate maximum payment amount of these liabilities for acquisitions completed prior to December 31, 2025 totaled $682.4 million. During the three months ended March 31, 2026, Quanta made cash payments of $5.6 million to settle contingent consideration liabilities. During the three months ended March 31, 2025, Quanta did not settle any contingent consideration liabilities.
Pro Forma Results of Operations
The following unaudited supplemental pro forma results of operations for Quanta, which incorporate the acquisitions completed in the year ended December 31, 2025, have been provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the combined companies for the period presented or that may be achieved by the combined companies in the future (in thousands).

Three Months Ended
March 31, 2025
Revenues	$6,930,000
Net income attributable to common stock	$156,401

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The pro forma combined results of operations for the three months ended March 31, 2025 were prepared by adjusting the historical results of Quanta to include the historical results of the businesses acquired in 2025 as if such acquisitions had occurred January 1, 2024. There were no acquisitions completed in the three months ended March 31, 2026. The pro forma combined historical results for the three months ended March 31, 2025 were adjusted for the following: a reduction of interest and other financing expenses as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest and other financing expenses as a result of the debt incurred by Quanta for the purpose of financing the acquisitions of Dynamic Systems and cash consideration paid for the other acquired businesses; an increase in amortization expense due to the intangible assets recorded; elimination of inter-company sales; and changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs incurred by Quanta or acquired businesses or any cost savings or other synergies that resulted or may result from the acquisitions.
Impact on Consolidated Results of Operations Related to Acquisitions
Included in Quanta’s condensed consolidated results of operations were the following revenues and income before income taxes related to acquisitions completed in the respective period (in thousands). Also included in Quanta’s condensed consolidated results of operations for the three months ended March 31, 2025 were acquisition costs of $5.7 million related to the acquisitions completed in the three months ended March 31, 2025.

Three Months Ended
March 31, 2025
Revenues	$96,920
Income before income taxes	$3,532

5. INVESTMENTS IN AFFILIATES AND OTHER ENTITIES:
Equity Investments
The following table presents Quanta’s equity investments by type (in thousands):

	March 31, 2026	December 31, 2025
Equity method investments - integral unconsolidated affiliates	$267,436	$265,094
Equity method investments - non-integral unconsolidated affiliates	83,167	76,134
Non-marketable equity securities	55,931	70,453
Total equity investments	$406,534	$411,681
Equity Method Investments
As of March 31, 2026 and December 31, 2025, Quanta had receivables of $184.3 million and $165.0 million from its unconsolidated affiliates and payables of $30.4 million and $20.3 million to its unconsolidated affiliates. Quanta recognized revenues of $27.3 million and $51.1 million during the three months ended March 31, 2026 and 2025 from services provided to its unconsolidated affiliates. The receivables balances and revenues recognized are primarily related to services provided to LUMA Energy, LLC (LUMA), Quanta’s joint venture that operates and maintains the electric transmission and distribution system in Puerto Rico, at cost. During the three months ended March 31, 2026 and 2025, Quanta recognized costs of services of $121.9 million and $94.9 million for services provided to Quanta by unconsolidated affiliates other than LUMA.
Total equity in earnings from integral unconsolidated affiliates was $14.5 million and $12.9 million for the three months ended March 31, 2026 and 2025. Total equity in losses from non-integral unconsolidated affiliates was $2.3 million for the three months ended March 31, 2026 and equity in earnings from non-integral unconsolidated affiliates was $0.1 million for the three months ended March 31, 2025. Equity in losses and earnings from non-integral unconsolidated affiliates are included in “Other income, net” in the accompanying condensed consolidated statements of operations. As of March 31, 2026, Quanta had $56.9 million of undistributed earnings from unconsolidated affiliates.
Any difference between Quanta’s carrying value and the underlying equity in the net assets of its equity investments is assigned to the assets and liabilities of the investment, and gives rise to a basis difference, which was $165.4 million and $168.0 million as of March 31, 2026 and December 31, 2025. The amortization of the basis difference is primarily included in “Equity in earnings of integral unconsolidated affiliates” in the accompanying condensed consolidated statements of operations

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

and was $2.6 million and $0.7 million for the three months ended March 31, 2026 and 2025.
Non-Marketable Equity Securities
As of March 31, 2026 and December 31, 2025, Quanta had cumulative impairments of $31.0 million and $18.1 million related to its non-marketable equity securities.

6. PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Amounts attributable to common stock:
Net income attributable to common stock	$220,625	$144,258
Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	149,779	148,274
Effect of dilutive unvested non-participating stock-based awards	2,307	2,690
Weighted average shares outstanding for diluted earnings per share attributable to common stock	152,086	150,964

7. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
4.75% Senior Notes due August 2027	$600,000	$600,000
4.30% Senior Notes due August 2028	500,000	500,000
2.90% Senior Notes due October 2030	1,000,000	1,000,000
4.50% Senior Notes due January 2031	500,000	500,000
2.35% Senior Notes due January 2032	500,000	500,000
5.25% Senior Notes due August 2034	650,000	650,000
5.10% Senior Notes due August 2035	500,000	500,000
3.05% Senior Notes due October 2041	500,000	500,000
Borrowings under senior credit facility (including Term Loan)	684,279	675,000
Borrowings under commercial paper program	252,000	316,000
Lease financing transactions	207,377	198,847
Other long-term debt	2,424	2,761
Finance leases	34,269	93,055
Unamortized discount and financing costs	(38,735)	(40,757)
Total long-term debt obligations	5,891,614	5,994,906
Less — Current maturities of long-term debt	689,694	763,898
Total long-term debt obligations, net of current maturities	$5,201,920	$5,231,008

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
The fair value of Quanta’s senior notes was $4.48 billion as of March 31, 2026, compared to a carrying value of $4.71 billion net of unamortized bond discount, underwriting discounts and deferred financing costs of $38.4 million. The fair value of the senior notes is based on the quoted market prices for the same issue, and the senior notes are categorized as Level 1 liabilities.
Senior Credit Facility
As of March 31, 2026, the credit agreement for Quanta’s senior credit facility provided for a term loan facility with a maturity date of October 8, 2026, and aggregate revolving commitments of $2.80 billion, with a maturity date of July 31, 2030. Borrowings under the senior credit facility and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2026	2025
Maximum amount outstanding	$719,483	$741,565
Average daily amount outstanding	$671,267	$720,535
Weighted-average interest rate	4.97%	5.73%
As of March 31, 2026, Quanta was in compliance with all of the financial covenants under the credit agreement.
Term Loan. As of March 31, 2026, Quanta had $656.3 million outstanding under its term loan facility. The carrying amount of the term loan under Quanta’s senior credit facility approximates fair value due to its variable interest rate.
Revolving Loans. As of March 31, 2026, Quanta had $28.0 million of outstanding revolving loans under the senior credit facility, all of which were denominated in Canadian dollars. Available commitments for revolving loans under Quanta’s senior credit facility must be maintained to provide credit support for notes issued under Quanta’s commercial paper program, and therefore such notes effectively reduce the available capacity under its senior credit facility.
Letters of Credit. As of March 31, 2026, Quanta had $65.8 million of letters of credit issued under the senior credit facility, which were primarily denominated in U.S. dollars. Additionally, available commitments for revolving loans under the senior credit facility must be maintained in order to provide credit support for notes issued under Quanta’s commercial paper program, and therefore such notes effectively reduce the available borrowing capacity under the senior credit facility.
As of March 31, 2026, $2.45 billion remained available under the senior credit facility for new revolving loans, letters of credit and support of the commercial paper program.
Commercial Paper Program
As of March 31, 2026, Quanta had $252.0 million of outstanding unsecured notes under its commercial paper program with a weighted average maturity of one day.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Borrowings under the commercial paper program and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2026	2025
Maximum amount outstanding	$788,500	$564,429
Average daily amount outstanding	$462,847	$174,142
Weighted-average interest rate	3.94%	4.72%
Additional Letters of Credit
As of March 31, 2026, Quanta had $738.4 million of letters of credit issued outside of its senior credit facility, which were primarily denominated in U.S. dollars.

8. INCOME TAXES:
Quanta’s effective tax rates for the three months ended March 31, 2026 and 2025 were 9.7% and 21.1%. The lower effective tax rate for the three months ended March 31, 2026 was primarily due to a $32.2 million increase in tax benefit from vested equity incentive awards.
As of March 31, 2026, the total amount of unrecognized tax benefits relating to uncertain tax positions was $78.6 million, a net increase of $4.2 million from December 31, 2025, which primarily resulted from current year positions. Quanta’s consolidated federal income tax return for tax year 2024 is currently under examination by the Internal Revenue Service (IRS), and the consolidated federal income tax returns for tax years 2022 to 2023 remain open to examination by the IRS, as the applicable statute of limitations periods have not yet expired. Additionally, various state and foreign tax returns filed by Quanta and certain subsidiaries for multiple periods remain under examination by various U.S. state and foreign tax authorities. Quanta does not consider any U.S. state in which it does business to be a major tax jurisdiction.

9. EQUITY:
Stock Repurchases
On May 23, 2023, Quanta’s Board of Directors approved a stock repurchase program that authorizes Quanta to purchase, from time to time through June 30, 2026, up to $500 million of its outstanding common stock. During the three months ended March 31, 2026, Quanta did not repurchase any shares of its common stock in the open market under its stock repurchase program. During the three months ended March 31, 2025, Quanta repurchased 471,387 shares of its common stock in the open market under its stock repurchase program for $118.6 million. As of March 31, 2026, $365.1 million remained available under this repurchase program.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Dividends
Quanta declared and paid the following cash dividends and cash dividend equivalents during 2025 and the first three months of 2026 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
March 19, 2026	April 2, 2026	April 10, 2026	$0.11	$16,774
November 17, 2025	January 2, 2026	January 12, 2026	$0.11	$16,742
August 27, 2025	October 1, 2025	October 10, 2025	$0.10	$14,739
May 22, 2025	July 1, 2025	July 11, 2025	$0.10	$15,104
March 21, 2025	April 3, 2025	April 11, 2025	$0.10	$15,089

10. STOCK-BASED COMPENSATION:
Restricted Stock Units (RSUs) to be Settled in Common Stock
A summary of the activity for RSUs to be settled in common stock for the three months ended March 31, 2026 and 2025 is as follows (RSUs in thousands):

	2026		2025
	RSUs	Weighted Average Grant Date Fair Value (Per Unit)	RSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	1,754	$226.39	2,024	$173.32
Granted	373	$538.97	403	$260.80
Vested	(455)	$209.15	(502)	$163.20
Forfeited	(43)	$155.15	(29)	$142.64
Unvested at March 31	1,629	$304.56	1,896	$195.02
The approximate fair value of RSUs that vested during the three months ended March 31, 2026 and 2025 was $251.0 million and $126.5 million.
During the three months ended March 31, 2026 and 2025, Quanta recognized $45.4 million and $32.0 million of non-cash stock compensation expense related to RSUs to be settled in common stock. As of March 31, 2026, there was $372.7 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.58 years.
Performance Stock Units (PSUs) to be Settled in Common Stock
A summary of the activity for PSUs to be settled in common stock for the three months ended March 31, 2026 and 2025 is as follows (PSUs in thousands):

	2026		2025
	PSUs	Weighted Average Grant Date Fair Value (Per Unit)	PSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	348	$224.15	425	$177.69
Granted	53	$565.56	92	$259.17
Vested	(149)	$174.50	(165)	$123.88
Unvested at March 31	252	$325.69	352	$224.11

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Monte Carlo simulation valuation methodology applied the following key inputs:

	2026	2025
Valuation date price based on February 26, 2026 and February 27, 2025 closing stock prices of Quanta common stock	$565.05	$259.26
Expected volatility (1)	35%	34%
Risk-free interest rate	3.45%	4.05%
Term in years	2.85	2.84
(1)    The expected volatility inputs for Quanta are based on historical volatility, which is based on Quanta’s dividend-adjusted closing prices over a period equivalent to the performance period.
During the three months ended March 31, 2026 and 2025, Quanta recognized $17.2 million and $6.2 million of non-cash stock compensation expense related to PSUs to be settled in common stock.
As of March 31, 2026, there was an estimated $66.3 million of total unrecognized compensation expense related to unearned and unvested PSUs. This amount is based on forecasted attainment of performance metrics and estimated forfeitures of unearned and unvested PSUs. The compensation expense related to outstanding PSUs can vary from period to period based on changes in forecasted achievement of established performance goals and the total number of shares of common stock that Quanta anticipates will be issued upon vesting of such PSUs. This cost is expected to be recognized over a weighted average period of 2.12 years.
During each of the three months ended March 31, 2026 and 2025, 0.3 million shares of common stock were issued in connection with earned and vested PSUs. The approximate fair values of PSUs earned and vested during the three months ended March 31, 2026 and 2025 were $158.6 million and $83.9 million.

11. EMPLOYEE BENEFIT PLANS:
Deferred Compensation Plans
Quanta maintains non-qualified deferred compensation plans under which eligible directors and key employees may defer their receipt of certain cash compensation and/or the settlement of certain stock-based awards. As of March 31, 2026 and December 31, 2025, the liability related to deferred cash compensation under these plans, including amounts contributed by Quanta, was $126.5 million and $126.1 million, the majority of which was included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheets. Additionally, as of March 31, 2026 and December 31, 2025, the settlement and issuance of 118,687 and 119,208 shares of common stock underlying certain stock-based awards had been deferred under these plans, and such issuances are scheduled to occur in future periods.
To provide for future obligations related to deferred cash compensation under these plans, Quanta has invested in corporate-owned life insurance (COLI) policies covering certain participants in the deferred compensation plans, the underlying investments of which are intended to be aligned with the investment alternatives elected by plan participants. The COLI assets are recorded at their cash surrender value, which is considered their fair market value, and as of March 31, 2026 and December 31, 2025, the fair market values were $120.0 million and $122.8 million and were included in “Other assets, net” in the accompanying condensed consolidated balance sheets. The level of inputs for these fair value measurements is Level 2.
Changes in the fair market value of Quanta’s COLI assets and deferred compensation liabilities largely offset and are recorded in the accompanying statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
Gain (loss) related to change in fair value of:	2026	2025
Deferred compensation liabilities	$2,752	$1,622
COLI assets	$(2,548)	$(2,160)

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
Quanta’s subsidiaries intend to vigorously defend against the lawsuits, the T-Mobile cross-complaints and any other claims asserted in connection with the Silverado Fire. Quanta will continue to review additional information in connection with this matter as litigation and resolution efforts progress. As of March 31, 2026, Quanta is currently unable to estimate the total amount of reasonably possible loss because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability. However, Quanta believes that to the extent its subsidiaries are determined to be liable for any damages resulting from this matter, its insurance would be applied to any such liabilities over its deductible amount and its insurance coverage would be adequate to cover such potential liabilities.
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
As of March 31, 2026 and December 31, 2025, the gross amount accrued for employer’s liability, workers’ compensation, auto liability, general liability, and group health claims totaled $599.5 million and $521.4 million, of which $378.8 million and $334.6 million are included in “Insurance and other non-current liabilities,” and the remainder is included in “Accounts payables and accrued expenses.” Related insurance recoveries/receivables as of March 31, 2026 and December 31, 2025 were $5.7 million and $5.8 million, of which $0.2 million and $0.2 million are included in “Prepaid expenses and other current assets” and $5.5 million and $5.6 million are included in “Other assets, net.” Losses under these insurance programs are accrued based upon Quanta’s estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of Quanta’s liability in proportion to other parties, the number of incidents not reported and the overall claims environment. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate.
Bonds and Parent Guarantees
As of March 31, 2026, the total amount of the outstanding performance bonds was estimated to be approximately $20.3 billion. Quanta’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation.
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
Joint Venture Liabilities
Quanta is a participant in certain joint ventures, including joint venture entities that provide infrastructure-related services under specific customer contracts and partially owned entities that own, operate and/or maintain certain infrastructure assets. If losses are incurred by joint venture entities in which Quanta holds an interest, they are generally shared ratably based on the percentage ownership of the participants in the structures. However, in Quanta’s joint venture structures that provide infrastructure-related services, each participant is typically jointly and severally liable for all of the obligations of the joint venture entity pursuant to the contract with the customer, and therefore Quanta can be liable for full performance of the contract with the customer. Additionally, in circumstances where Quanta’s participation in a joint venture qualifies as a general partnership, Quanta can be liable for all obligations of the joint venture, including obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with these liabilities. Additionally, each joint venture participant typically agrees to indemnify the other participant for any liabilities incurred in excess of what the other participant is obligated to bear under the respective joint venture agreement or in accordance with the scope of work subcontracted to each participant. It is possible, however, that Quanta could be required to pay or perform obligations in excess of its share if another participant is unable or refuses to pay or perform its share of the obligations. Quanta is not aware of circumstances that would lead to future claims against it for material amounts that would not be indemnified. However, to the extent any such claims arise, they could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

13. DETAIL OF CERTAIN ACCOUNTS:
Cash and Cash Equivalents
As of March 31, 2026 and December 31, 2025, cash equivalents were $189.2 million and $227.6 million and consisted primarily of money market investments, money market mutual funds and short-term deposits.
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

	March 31, 2026	December 31, 2025
Cash and cash equivalents held by domestic joint ventures	$73,356	$63,620
Cash and cash equivalents held by foreign joint ventures	13,454	10,639
Total cash and cash equivalents held by joint ventures	86,810	74,259
Cash and cash equivalents held by captive insurance company	16,521	19,595
Cash and cash equivalents not held by joint ventures or captive insurance company	261,430	345,654
Total cash and cash equivalents	$364,761	$439,508
Inventories
Inventories consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Construction materials and aviation spare parts	$147,527	$143,994
Raw materials	73,565	64,758
Work-in-process	12,226	4,427
Finished goods and merchandise purchased for resale	213,573	157,193
Total Inventories, net	$446,891	$370,372
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$465,512	$488,488
Other current assets	167,721	235,772
Prepaid expenses and other current assets	$633,233	$724,260
As of March 31, 2026 and December 31, 2025, prepaid expenses primarily include prepaid job costs, prepaid insurance expense and prepaid software expense.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Other Intangible Assets
Quanta’s identifiable intangible assets were as follows (in thousands):

	March 31, 2026	December 31, 2025
Customer relationships	$3,535,422	$3,523,939
Backlog	577,249	618,911
Trade names	794,379	794,379
Non-compete agreements	91,423	91,781
Patented rights, developed technology, process certifications and other	35,440	35,413
Curriculum	16,715	16,691
Other intangible assets subject to amortization	5,050,628	5,081,114
Accumulated amortization	(2,329,405)	(2,177,926)
Other intangible assets subject to amortization, net	2,721,223	2,903,188
Engineering license	3,000	3,000
Other intangible assets, net	$2,724,223	$2,906,188
Property and Equipment
Accumulated depreciation related to property and equipment was $2.32 billion and $2.25 billion as of March 31, 2026 and December 31, 2025. In addition, Quanta held property and equipment, net of $216.3 million and $211.9 million in foreign countries, primarily Canada, as of March 31, 2026 and December 31, 2025.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable, trade	$2,915,840	$2,832,600
Accrued compensation and related expenses	728,556	781,610
Other accrued expenses	1,093,845	965,248
Accounts payable and accrued expenses	$4,738,241	$4,579,458
As of March 31, 2026 and December 31, 2025, other accrued expenses primarily include the current portion of accrued insurance liabilities as further described in Note 12, unearned revenues and income and franchise taxes payable.

14. SUPPLEMENTAL CASH FLOW INFORMATION:
Restricted cash includes any cash that is legally restricted as to withdrawal or usage. Reconciliations of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows are as follows (in thousands):

	March 31,
	2026	2025
Cash and cash equivalents	$364,761	$520,561
Restricted cash included in “Prepaid expenses and other current assets”	3,187	1,307
Restricted cash included in “Other assets, net”	1,887	1,364
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$369,835	$523,232

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	December 31,
	2025	2024
Cash and cash equivalents	$439,508	$741,960
Restricted cash included in “Prepaid expenses and other current assets”	1,428	2,686
Restricted cash included in “Other assets, net”	1,887	1,364
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$442,823	$746,010
.
Cash paid for interest was as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Interest paid	$(92,118)	$(57,993)
Accrued capital expenditures were $46.2 million and $25.9 million as of March 31, 2026 and 2025. The impact of these items has been excluded from Quanta’s capital expenditures in the accompanying condensed consolidated statements of cash flows due to their non-cash nature.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion and analysis of the financial condition and results of operations of Quanta Services, Inc. (together with its subsidiaries, Quanta, we, us or our) should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our 2025 Annual Report, which was filed with the SEC on February 19, 2026 and is available on the SEC’s website at www.sec.gov and on our website at www.quantaservices.com. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in Cautionary Statement About Forward-Looking Statements and Information above, in Item 1A. Risk Factors of Part II of this Quarterly Report and in Item 1A. Risk Factors in Part I of our 2025 Annual Report.

Overview
Our first quarter 2026 results reflect increased demand for our services, as consolidated revenues and operating income increased as compared to the first quarter of 2025, with increased revenues and operating income in both our Electric Infrastructure Solutions (Electric) and Underground Utility and Infrastructure Solutions (Underground and Infrastructure) segments.
With respect to our Electric segment, utilities are continuing to invest significant capital in their electric power delivery systems through multi-year grid modernization and reliability programs, as well as system upgrades and hardening programs in response to recurring severe weather events. We have also experienced high demand for new and expanded transmission, substation and distribution infrastructure needed to reliably transport power. In particular, we continue to experience strong demand from our utility customers, which we believe is driven by increasing demand for electricity associated with, among other things, data centers and other technology-related dynamics, domestic manufacturing reshoring initiatives and overall electrification trends. Recent acquisitions also resulted in increased demand for our critical path electrical design and installation solutions from the technology and data center industry, as well as our utility scale solar and battery storage solutions. The cost-effectiveness of solar, wind energy and battery storage, combined with a meaningful increase in current and forecasted electricity demand is continuing to drive demand for renewable generation and related infrastructure (e.g., high-voltage electric transmission and substation infrastructure and battery storage), as well as interconnection services necessary to connect and transmit renewable-generated electricity to existing electric power delivery systems. Despite these positive longer-term trends, in the past, supply chain challenges, policy and regulatory uncertainty and other factors have resulted in project delays and increased project costs and could negatively impact future periods.
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
During the three months ended March 31, 2026, increased revenues and operating income contributed to $391.7 million of net cash provided by operating activities, which was a 61% increase compared to the three months ended March 31, 2025. This cash provided by operating activities, along with borrowings under our credit facility and commercial paper program, allowed us to execute our business plan, including payments of $17.2 million in dividends associated with our common stock. Additionally, as of March 31, 2026, available commitments under our senior credit facility, combined with our cash and cash equivalents, totaled $2.82 billion.
We expect the strong demand for our services will continue. Our remaining performance obligations and backlog were $26.24 billion and $48.47 billion as of March 31, 2026, representing increases of 10.4% and 10.2% relative to December 31, 2025. For a reconciliation of backlog to remaining performance obligations, the most comparable financial measure prepared in conformity with generally accepted accounting principles in the United States (GAAP), see Non-GAAP Financial Measures below.

Significant Factors Impacting Results
Our revenues, profit, margins and other results of operations can be influenced by a variety of factors in any given period, including those described in Item 1. Business and Item 1A. Risk Factors of Part I in our 2025 Annual Report, and those factors have caused fluctuations in our results in the past and are expected to cause fluctuations in our results in the future. Additional information with respect to certain of those factors is provided below.
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
Demand for services. Some of our services are provided under contracts, including MSAs and similar agreements pursuant to which our customers are not committed to specific volumes of our services. Therefore our volume of business can be positively or negatively affected by fluctuations in the amount of work our customers assign us in a given period, which may vary by geographic region. Examples of items that may cause demand for our services to fluctuate materially from quarter to quarter include: the financial condition of our customers, their capital spending and their access to and cost of capital; acceleration of any projects or programs by customers (e.g., modernization or hardening programs); economic and political conditions on a regional, national or global scale, including availability of renewable energy tax credits; interest rates; governmental regulations affecting the sourcing and costs of materials and equipment; other changes in U.S. and global trade relationships (e.g., tariffs, taxes); and project deferrals and cancellations.
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
Project variability and performance. Margins for a single project may fluctuate period to period due to changes in the volume or type of work performed, the pricing structure under the project contract or job productivity. Additionally, our productivity and performance on a project can vary period to period based on a number of factors, including unexpected project difficulties or site conditions (including in connection with difficult geographic characteristics); project location, including locations with challenging operating conditions; whether the work is on an open or encumbered right of way; inclement weather or severe weather events; environmental restrictions or regulatory delays; protests, public activism, other political activity or legal challenges related to a project; and the performance of third parties. Moreover, we currently generate a significant portion of our revenues under fixed price contracts, and fixed price contracts are more common in connection with our larger and more complex projects that typically involve greater performance risk. Under these contracts, we assume risks related to project estimates and execution, and project revenues can vary, sometimes substantially, from our original projections due to a variety of factors, including the additional complexity, timing uncertainty or extended bidding, regulatory and permitting processes associated with these projects. These variations can result in a reduction in expected profit, the incurrence of losses on a project or the issuance of change orders and/or assertion of contract claims against customers. See Contract Estimates and Changes in Estimates in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
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

Results of Operations
Consolidated Results
Three months ended March 31, 2026 compared to the three months ended March 31, 2025
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands).

	Three Months Ended March 31,				Change
	2026		2025		$	%
Revenues	$7,874,787	100.0%	$6,233,334	100.0%	$1,641,453	26.3%
Cost of services	6,767,458	85.9	5,399,297	86.6	1,368,161	25.3%
Gross profit	1,107,329	14.1	834,037	13.4	273,292	32.8%
Equity in earnings of integral unconsolidated affiliates	14,469	0.2	12,929	0.2	1,540	11.9%
Selling, general and administrative expenses	(620,726)	(7.9)	(493,966)	(7.9)	(126,760)	25.7%
Amortization of intangible assets	(152,381)	(2.0)	(109,562)	(1.8)	(42,819)	39.1%
Increase in fair value of contingent consideration liabilities	(9,912)	(0.1)	(4,357)	(0.1)	(5,555)	127.5%
Operating income	338,779	4.3	239,081	3.8	99,698	41.7%
Interest and other financing expenses	(73,267)	(0.9)	(54,312)	(0.9)	(18,955)	34.9%
Interest income	2,908	—	3,841	0.1	(933)	(24.3)%
Other (expense) income, net	(12,064)	(0.1)	239	—	(12,303)	(5,147.7)%
Income before income taxes	256,356	3.3	188,849	3.0	67,507	35.7%
Provision for income taxes	24,925	0.4	39,880	0.6	(14,955)	(37.5)%
Net income	231,431	2.9	148,969	2.4	82,462	55.4%
Less: Net income attributable to non-controlling interests	10,806	0.1	4,711	0.1	6,095	129.4%
Net income attributable to common stock	$220,625	2.8%	$144,258	2.3%	$76,367	52.9%
Revenues. Revenues increased due to a $1.52 billion increase in revenues from our Electric segment and a $117.2 million increase in revenues from our Underground and Infrastructure segment. See Segment Results below for additional information and discussion related to segment revenues.

Cost of services. Costs of services primarily includes wages, benefits, subcontractor costs, materials, equipment, and other direct and indirect costs, including related depreciation. The increase in cost of services generally correlates to the increase in revenues.
Selling, general and administrative expenses. The increase was primarily attributable to a $62.1 million increase in compensation expense due to growth of business and increased levels of profitability, as well as $51.0 million related to recently acquired businesses.
Amortization of intangible assets. The increase was related to incremental amortization expense associated with acquisitions since March 31, 2025, including the acquisition of Dynamic Systems.
Operating income. Operating income was positively impacted by a $152.9 million increase in operating income for our Electric segment and a $28.8 million increase in operating income for our Underground and Infrastructure segment, partially offset by an $82.0 million increase in corporate and non-allocated costs, which includes amortization expense. Results for each of our business segments and corporate and non-allocated costs are discussed in Segment Results below.
Interest and other financing expenses. The majority of the increase resulted from higher levels of principal on fixed rate debt balances as compared to the three months ended March 31, 2025. This increase resulted primarily from the issuance of $1.50 billion of aggregate principal amount of senior notes in August 2025.
Provision for income taxes. The effective income tax rates for the three months ended March 31, 2026 and 2025 were 9.7% and 21.1%. The lower effective tax rate for the three months ended March 31, 2026 was primarily due to a $32.2 million higher U.S. federal and state tax benefit from vesting of equity incentive awards.
Comprehensive income attributable to common stock. See Statements of Comprehensive Income in Item 1. Financial Statements of Part I of this Quarterly Report. Comprehensive income attributable to common stock increased by $64.3 million in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily due to a $82.5 million increase in net income, partially offset by a $10.5 million decrease in foreign currency translation adjustments. The predominant functional currencies for our operations outside the U.S. are Canadian and Australian dollars. Foreign currency translation adjustment losses for the three months ended March 31, 2026 primarily resulted from the strengthening of the U.S. dollar against the Canadian dollar as of March 31, 2026 when compared to December 31, 2025.

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
Three months ended March 31, 2026 compared to the three months ended March 31, 2025
The following table sets forth segment revenues, segment operating income, corporate and non-allocated costs and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Three Months Ended March 31,				Change
	2026		2025		$	%
Revenues:
Electric	$6,468,657	82.1%	$4,944,391	79.3%	$1,524,266	30.8%
Underground and Infrastructure	1,406,130	17.9	1,288,943	20.7	117,187	9.1%
Consolidated revenues	$7,874,787	100.0%	$6,233,334	100.0%	$1,641,453	26.3%
Operating income (loss):
Electric	$561,082	8.7%	$408,164	8.3%	$152,918	37.5%
Underground and Infrastructure	105,617	7.5%	76,867	6.0%	28,750	37.4%
Corporate and Non-Allocated Costs	(327,920)	(4.2)%	(245,950)	(3.9)%	(81,970)	33.3%
Consolidated operating income	$338,779	4.3%	$239,081	3.8%	$99,698	41.7%

Electric Segment Results
Revenues. The increase in revenues for the three months ended March 31, 2026 was primarily due to increased demand for our services, as well as approximately $460 million in revenues attributable to acquired businesses.
Operating Income. The increase in operating income for the three months ended March 31, 2026 was primarily due to the increase in revenues. The increase in operating margin for the three months ended March 31, 2026 was primarily due to the increase in revenues and the overall mix of work performed in the period.
Underground and Infrastructure Segment Results
Revenues. The increase in revenues for the three months ended March 31, 2026 was primarily due to approximately $335 million in revenues attributable to acquired businesses, partially offset by lower revenues from large pipeline projects in the United States.
Operating Income. The increase in operating income and operating margin for the three months ended March 31, 2026 was primarily due to increased revenues from acquired businesses, which contributed to higher levels of fixed cost absorption, as well as overall mix of work performed during the period.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the three months ended March 31, 2026 was primarily due to a $42.8 million increase in intangible asset amortization expense associated with recent acquisitions, including Dynamic Systems. Also contributing to the increase was a $29.8 million increase in compensation expense, which was primarily attributable to increased non-cash stock compensation expense in support of business growth.

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
As to certain of the items below, (i) non-cash stock-based compensation expense varies from period to period due to acquisition activity, changes in the estimated fair value of performance-based awards, forfeiture rates, accelerated vesting and amounts granted; (ii) acquisition and integration costs vary from period to period depending on the level and complexity of our acquisition activity; (iii) equity in losses (earnings) of non-integral unconsolidated affiliates varies from period to period depending on the activity and financial performance of such affiliates, the operations of which are not operationally integral to us; (iv) change in fair value of contingent consideration liabilities varies from period to period depending on the performance in post-acquisition periods of certain acquired businesses and the effect of present value accretion on fair value calculations; and (v) change in fair value of non-marketable equity securities varies from period to period based on various factors, including changes in the financial performance of the investee, the investee’s operating environment and general market conditions. Because EBITDA and adjusted EBITDA, as defined, exclude some, but not all, items that affect net income attributable to common stock, such measures may not be comparable to similarly titled measures of other companies. The most comparable GAAP financial measure, net income attributable to common stock, and information reconciling the GAAP and non-GAAP financial measures, are included below. The following table shows dollars in thousands:

	Three Months Ended
	March 31,
	2026	2025
Net income attributable to common stock (GAAP as reported)	$220,625	$144,258
Interest and other financing expenses	73,267	54,312
Interest income	(2,908)	(3,841)
Provision for income taxes	24,925	39,880
Depreciation expense	113,294	98,114
Amortization of intangible assets	152,381	109,562
Interest, income taxes, depreciation and amortization included in equity in earnings of integral unconsolidated affiliates	8,432	5,400
EBITDA	590,016	447,685
Non-cash stock-based compensation	62,634	38,151
Acquisition and integration costs (1)	11,229	13,775
Equity in losses (earnings) of non-integral unconsolidated affiliates	2,271	(82)
Increase in fair value of contingent consideration liabilities	9,912	4,357
Change in fair value of non-marketable equity security investments	10,380	—
Adjusted EBITDA	$686,442	$503,886
(1) The amounts for the three months ended March 31, 2026 and 2025 include $2.2 million and $4.2 million that, pursuant to acquisition purchase agreements, were or will be withheld from the sellers’ proceeds, and have or will be paid to certain employees upon satisfaction of post-closing service obligations.
Remaining Performance Obligations and Backlog
A performance obligation is a promise in a contract with a customer to transfer a distinct good or service. Our remaining performance obligations represent management’s estimate of consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work has not yet begun as of such date, and, to a lesser extent, from certain unit-price contracts with more than an insignificant amount of partially completed units. For purposes of calculating remaining performance obligations, we include all estimated revenues attributable to consolidated joint ventures and variable interest entities, revenues from funded and unfunded portions of government contracts to the extent they are reasonably expected to be realized, and revenues from change orders and claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection.
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
As of March 31, 2026 and December 31, 2025, MSAs accounted for 35% and 37% of our estimated 12-month backlog and 45% and 44% of our total backlog. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts can be terminated on short notice even if we are not in default. We determine the estimated backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining estimated backlog. As a result, estimates for remaining performance obligations and backlog are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.
The following table reconciles total remaining performance obligations to our backlog (a non-GAAP financial measure) by reportable segment along with estimates of amounts expected to be realized within 12 months (in thousands):

	March 31, 2026		December 31, 2025
	12 Month	Total	12 Month	Total
Electric
Remaining performance obligations	$15,941,008	$23,409,080	$14,188,737	$21,638,080
Estimated orders under MSAs and short-term, non-fixed price contracts	7,949,356	16,697,001	7,755,355	14,528,626
Backlog	$23,890,364	$40,106,081	$21,944,092	$36,166,706

Underground and Infrastructure
Remaining performance obligations	$2,063,430	$2,833,397	$1,518,060	$2,124,934
Estimated orders under MSAs and short-term, non-fixed price contracts	2,278,905	5,531,911	2,404,135	5,684,768
Backlog	$4,342,335	$8,365,308	$3,922,195	$7,809,702

Total
Remaining performance obligations	$18,004,438	$26,242,477	$15,706,797	$23,763,014
Estimated orders under MSAs and short-term, non-fixed price contracts	10,228,261	22,228,912	10,159,490	20,213,394
Backlog	$28,232,699	$48,471,389	$25,866,287	$43,976,408
The increases in both remaining performance obligations and backlog from December 31, 2025 to March 31, 2026 were primarily due to new project awards with existing customers.

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
Cash Requirements and Capital Allocation
During the three months ended March 31, 2026, there were no material changes outside the ordinary course of business in the specified contractual obligations or changes to our capital allocation priorities as set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of the 2025 Annual Report.
We anticipate that our future cash flows from operating activities, cash and cash equivalents on hand, existing borrowing capacity under our senior credit facility and commercial paper program and ability to access capital markets for additional capital will provide sufficient funds to enable us to meet our cash requirements for the next twelve months and over the longer term.
Significant Sources of Cash
Cash flow from operating activities is primarily influenced by demand for our services and operating margins but is also influenced by the timing of working capital needs associated with the various types of services that we provide. Our working capital needs may increase when we commence large volumes of work under circumstances where project costs are required to be paid before the associated receivables are billed and collected. Working capital needs are generally higher during the summer and fall due to increased demand for our services when favorable weather conditions exist in many of our operating regions. Conversely, working capital assets are typically converted to cash during the winter. These seasonal trends can be offset by changes in project timing due to delays or accelerations and other economic factors that may affect customer spending, including market conditions or the impact of certain unforeseen events (e.g., regulatory and other actions that impact the supply chain for certain materials). Additionally, operating cash flows may be negatively impacted as a result of unpaid and delayed change orders and claims. Changes in project timing due to delays or accelerations and other economic, regulatory, market and political factors that may affect customer spending could also impact cash flow from operating activities. Further information with respect to our cash flow from operating activities is set forth below and in Note 14 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Our available commitments under our senior credit facility and cash and cash equivalents as of March 31, 2026 were as follows (in thousands):

March 31, 2026
Total capacity available for revolving loans, credit support for commercial paper program and letters of credit	$2,800,000
Less:
Borrowings of revolving loans	28,029
Commercial paper program notes outstanding (1)	252,000
Letters of credit outstanding	65,764
Available commitments for revolving loans, credit support for commercial paper program and letters of credit	2,454,207
Plus:
Cash and cash equivalents (2)	364,761
Total	$2,818,968
(1)     Amount represents unsecured notes issued under our commercial paper program, which allows for a maximum aggregate amount of $2.80 billion of notes outstanding at any time. Available commitments for revolving loans under our senior credit facility must be maintained to provide credit support for notes issued under our commercial paper program, and therefore such notes effectively reduce the available capacity under our senior credit facility.
(2)     Further information with respect to our cash and cash equivalents is set forth below and in Note 13 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. This amount includes $207.9 million in jurisdictions outside of the U.S., principally in Australia. There are currently no legal or economic restrictions that would materially impede our ability to repatriate such cash.
We consider our investment policies related to cash and cash equivalents to be conservative, as we maintain a diverse portfolio of what we believe to be high-quality cash and cash equivalent investments with short-term maturities. Additionally, subject to the conditions specified in the credit agreement for our senior credit facility, we have the option to increase the capacity of our senior credit facility, in the form of an increase in the revolving commitments, term loans or a combination thereof, from time to time, upon receipt of additional commitments from new or existing lenders by up to an additional (i) $400.0 million plus (ii) additional amounts so long as the Incremental Leverage Ratio Requirement (as defined in the credit agreement) is satisfied at the time of such increase. The Incremental Leverage Ratio Requirement requires, among other things, after giving pro forma effect to such increase and the use of proceeds therefrom, compliance with the credit agreement’s financial covenants as of the most recent fiscal quarter end for which financial statements were required to be delivered. Further information with respect to our debt obligations is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
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

Sources and Uses of Cash, Cash Equivalents and Restricted Cash During the Three Months Ended March 31, 2026 and 2025
In summary, our cash flows for each period were as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net cash provided by operating activities	$391,744	$243,198
Net cash used in investing activities	$(221,411)	$(520,621)
Net cash (used in) provided by financing activities	$(248,460)	$52,354
Operating Activities
Net cash provided by operating activities of $391.7 million and $243.2 million in the three months ended March 31, 2026 and 2025 primarily reflected earnings adjusted for non-cash items and cash provided and used by the main components of working capital: “Accounts and notes receivable,” “Contract assets,”, “Inventories,” “Prepaid expenses and other current assets,” “Accounts payable and accrued expenses,” and “Contract liabilities.”
Days sales outstanding (DSO) represents the average number of days it takes revenues to be converted into cash, which management believes is an important metric for assessing liquidity. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets, less contract liabilities, and divided by average revenues per day during the quarter. DSO as of March 31, 2026 was 61 days, which was slightly lower than DSO of 63 days as of March 31, 2025 and lower than our five-year historical average DSO of 72 days. Negatively impacting DSO and cash flow from operating activities for both the three months ended March 31, 2026 and 2025 were change orders and claims included in contract assets from the large renewable transmission project in Canada further described in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
Investing Activities
Net cash used in investing activities in the three months ended March 31, 2026 included $220.1 million of capital expenditures, partially offset by $12.8 million of proceeds from the sale of, and insurance settlements related to, property and equipment.
Net cash used in investing activities in the three months ended March 31, 2025 included $394.3 million related to acquisitions and $132.8 million of capital expenditures.
Our industry is capital intensive, and we expect substantial capital expenditures and commitments for equipment purchases and equipment lease and rental arrangements to be needed for the foreseeable future in order to meet anticipated demand for our services. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or amount of the cash needed for these initiatives. We also have various other capital commitments that are detailed in Cash Requirements and Capital Allocation above and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of Part I of our 2025 Annual Report.
Financing Activities
Net cash used in financing activities in the three months ended March 31, 2026 primarily included $143.5 million of payments to satisfy tax withholding obligations associated with stock-based compensation and $54.2 million of net repayments under our senior credit facility and commercial paper program. Net cash used in financing activities in the three months ended March 31, 2026 also included $17.2 million for the payment of dividends.
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

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to those rules and regulations. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the condensed consolidated financial statements are published and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our condensed consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates. Management has reviewed its development and selection of critical accounting estimates with the Audit Committee of our Board of Directors. Our accounting policies are primarily described in Notes 2 and 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data in Part II of the 2025 Annual Report and should be read in conjunction with the accounting policies identified in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of our 2025 Annual Report, which we believe affect our more significant estimates.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2026. Our primary exposure to market risk relates to unfavorable changes in interest rates and currency exchange rates. Refer to the information on financial market risk related to changes in interest rates and foreign currency exchange rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our 2025 Annual Report.

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
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b), as such disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Evaluation of Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1.  Legal Proceedings.
We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, property damage, breach of contract, negligence or gross negligence, environmental liabilities, wage and hour claims and other employment-related damages, punitive damages, consequential damages, civil penalties or other losses, or injunctive or declaratory relief, as well as interest and attorneys’ fees associated with such claims. With respect to all such lawsuits, claims and proceedings, we record a reserve when we believe it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Note 12 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report, which is incorporated by reference in this Item 1, for additional information regarding litigation, claims and other legal proceedings.
Environmental Matters
Item 103 of Regulation S-K requires disclosure of certain environmental matters in which a governmental authority is a party to the proceedings and when such proceedings involve the potential for monetary sanctions that management reasonably believes will exceed a specified threshold. Pursuant to SEC regulations, we use a threshold of $1.0 million for such proceedings.

Item 1A.  Risk Factors.
Our business is subject to a variety of risks and uncertainties that are difficult to predict and many of which are outside of our control. For a detailed discussion of the risks that affect our business, refer to Item 1A. Risk Factors of Part I of our 2025 Annual Report. As of the date of this filing, there have been no material changes to the risk factors previously described in our 2025 Annual Report. The matters specifically identified are not the only risks and uncertainties facing our company, and risks and uncertainties not known to us or not specifically identified also may impair our business operations. If any of these risks and uncertainties occur, our business, financial condition, results of operations and cash flows could be negatively affected, which could negatively impact the value of an investment in our company.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities During the First Quarter of 2026
The following table contains information about our purchases of equity securities during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
January 1 - January 31
Open Market Stock Repurchases (1)	—	$—	—	$365,095,093
Tax Withholding (2)	1,311	$430.73	—
February 1 - February 28
Open Market Stock Repurchases (1)	—	$—	—	$365,095,093
Tax Withholding (2)	124,715	$546.57	—
March 1 - March 31
Open Market Stock Repurchases (1)	—	$—	—	$365,095,093
Tax Withholding (2)	132,508	$564.43	—
As of March 31, 2026	258,534		—	$365,095,093

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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report.

Item 5. Other Information.
Insider Trading Arrangements
During the three months ended March 31, 2026, no director or officer of Quanta adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Quanta Services, Inc. Term Sheet for 2026 Annual Incentive Plan – Corporate Employees, Quanta Services, Inc. Term Sheet for 2026 Senior Leadership Long-Term Incentive Plan and Quanta Services, Inc. Term Sheet for 2026 Discretionary Plan – All Employees (previously filed as Exhibit 10.1 to Quanta’s Form 8-K filed March 4, 2026 and incorporated herein by reference)

10.2	*^	Employment Agreement, dated May 24, 2024, by and between Quanta Services, Inc. and Donald C. Wayne
10.3	^
Form of PSU Award Agreement for awards to employees/consultants pursuant to the 2019 Omnibus Equity Incentive Plan (five-year cliff vesting award adopted April 2026) (previously filed as Exhibit 10.1 to Quanta’s Form 8-K filed April 16, 2026 and incorporated herein by reference)

31.1	*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	*	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
95	*	Mine Safety Disclosures
101	*
The following financial statements from Quanta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and with detailed tags

104	*	The cover page from Quanta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101)
_______________________________________

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTA SERVICES, INC.

By:	/s/ PAUL M. NOBEL
Paul M. Nobel Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: April 30, 2026