Form 10-Q
period 2026-06-30
QUANTA SERVICES, INC.
filed 2026-07-30
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of July 27, 2026, the number of outstanding shares of Common Stock of the registrant was 150,343,393.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$506,431	$439,508
Accounts receivable, net	8,532,311	6,847,091
Contract assets	1,534,265	1,522,186
Inventories	469,865	370,372
Prepaid expenses and other current assets	816,882	724,260
Total current assets	11,859,754	9,903,417
Property and equipment, net	3,697,411	3,455,204
Operating lease right-of-use assets	467,652	400,814
Other assets, net	1,182,033	944,050
Other intangible assets, net	3,216,084	2,906,188
Goodwill	7,868,886	7,317,228
Total assets	$28,291,820	$24,926,901
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and short-term debt	$683,022	$763,898
Current portion of operating lease liabilities	125,376	114,377
Accounts payable and accrued expenses	5,748,126	4,579,458
Contract liabilities	4,241,933	3,258,465
Total current liabilities	10,798,457	8,716,198
Long-term debt, net of current maturities	5,421,862	5,231,008
Operating lease liabilities, net of current portion	372,875	309,671
Deferred income taxes	513,921	502,626
Insurance and other non-current liabilities	1,442,762	1,139,524
Total liabilities	18,549,877	15,899,027
Commitments and Contingencies
Equity:
Common stock, $0.00001 par value, 600,000,000 shares authorized, 180,502,506 and 179,534,355 shares issued, and 150,273,799 and 149,577,564 shares outstanding	2	2
Additional paid-in capital	4,527,538	4,278,741
Retained earnings	7,312,393	6,673,990
Accumulated other comprehensive loss	(341,150)	(307,211)
Treasury stock, 30,228,707 and 29,956,791 common shares	(1,860,841)	(1,707,273)
Total stockholders’ equity	9,637,942	8,938,249
Non-controlling interests	104,001	89,625
Total equity	9,741,943	9,027,874
Total liabilities and equity	$28,291,820	$24,926,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$9,556,997	$6,773,007	$17,431,784	$13,006,341
Cost of services	8,011,819	5,765,433	14,779,277	11,164,730
Gross profit	1,545,178	1,007,574	2,652,507	1,841,611
Equity in earnings of integral unconsolidated affiliates	11,590	14,444	26,059	27,373
Selling, general and administrative expenses	(698,490)	(528,355)	(1,319,216)	(1,022,321)
Amortization of intangible assets	(156,957)	(113,178)	(309,338)	(222,740)
Increase in fair value of contingent consideration liabilities	(6,487)	(10,203)	(16,399)	(14,560)
Operating income	694,834	370,282	1,033,613	609,363
Interest and other financing expenses	(73,548)	(59,579)	(146,815)	(113,891)
Interest income	3,307	3,782	6,215	7,623
Other (expense) income, net	(7,430)	4,138	(19,494)	4,377
Income before income taxes	617,163	318,623	873,519	507,472
Provision for income taxes	157,584	85,100	182,509	124,980
Net income	459,579	233,523	691,010	382,492
Less: Net income attributable to non-controlling interests	8,198	4,273	19,004	8,984
Net income attributable to common stock	$451,381	$229,250	$672,006	$373,508

Earnings per share attributable to common stock:
Basic	$3.01	$1.54	$4.48	$2.52
Diluted	$2.96	$1.52	$4.41	$2.47

Shares used in computing earnings per share:
Weighted average basic shares outstanding	150,208	148,448	149,995	148,361
Weighted average diluted shares outstanding	152,439	150,923	152,289	150,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$459,579	$233,523	$691,010	$382,492
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustment (loss) gain	(21,985)	73,958	(32,919)	73,553
Other comprehensive (loss) income	(106)	(182)	(1,020)	445
Other comprehensive (loss) income, net of taxes	(22,091)	73,776	(33,939)	73,998
Comprehensive income	437,488	307,299	657,071	456,490
Less: Comprehensive income attributable to non-controlling interests	8,198	4,273	19,004	8,984
Comprehensive income attributable to common stock	$429,290	$303,026	$638,067	$447,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$691,010	$382,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	230,432	196,839
Amortization of intangible assets	309,338	222,740
Non-cash stock-based compensation	126,013	82,222
Other non-cash adjustments, net	25,883	5,043
Changes in assets and liabilities, net of non-cash transactions:
Accounts, notes and retainage receivable	(1,127,141)	(69,462)
Contract assets	(290,185)	(102,935)
Inventories	(99,875)	(25,682)
Prepaid expenses and other current assets	82,561	(165,060)
Accounts payable and accrued expenses, insurance and other non-current liabilities	883,976	64,539
Contract liabilities	700,152	(32,856)
Other assets and liabilities, net	(44,976)	(18,971)
Net cash provided by operating activities	1,487,188	538,909
Cash Flows from Investing Activities:
Capital expenditures	(451,048)	(273,111)
Proceeds from sale of and insurance settlements related to property and equipment	34,248	22,390
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(930,311)	(586,102)
Investments in unconsolidated affiliates and other	(26,634)	(148,312)
Other, net	14,933	4,589
Net cash used in investing activities	(1,358,812)	(980,546)
Cash Flows from Financing Activities:
Borrowings under credit facility and commercial paper program	34,958,872	15,909,329
Payments under credit facility and commercial paper program	(34,834,564)	(15,351,514)
Borrowings of short-term debt	97,370	—
Payments of short-term debt	(88,660)	—
Payments of contingent consideration liabilities recorded at acquisition date	(7,246)	(102,558)
Payments related to tax withholding for stock-based compensation	(152,953)	(72,590)
Payments of dividends	(33,695)	(30,318)
Repurchase of common stock	—	(134,555)
Other, net	(4,075)	(31,047)
Net cash (used in) provided by financing activities	(64,951)	186,747

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	5,816	21,633
Net increase (decrease) in cash, cash equivalents and restricted cash	69,241	(233,257)
Cash, cash equivalents and restricted cash, beginning of period	442,823	746,010
Cash, cash equivalents and restricted cash, end of period	$512,064	$512,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
	Common Stock				Other		Total	Non-
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity	Controlling Interests	Total Equity
Balance at December 31, 2025	149,577,564	$2	$4,278,741	$6,673,990	$(307,211)	$(1,707,273)	$8,938,249	$89,625	$9,027,874
Other comprehensive loss	—	—	—	—	(11,848)	—	(11,848)	—	(11,848)
Acquisitions	—	—	—	—	—	—	—	(415)	(415)
Stock-based compensation activity	478,772	—	58,282	—	—	(143,965)	(85,683)	—	(85,683)
Dividends declared ($0.11 per share)	—	—	—	(16,774)	—	—	(16,774)	—	(16,774)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,668)	(1,668)
Net income	—	—	—	220,625	—	—	220,625	10,806	231,431
Balance at March 31, 2026	150,056,336	$2	$4,337,023	$6,877,841	$(319,059)	$(1,851,238)	$9,044,569	$98,348	$9,142,917
Other comprehensive loss	—	—	—	—	(22,091)	—	(22,091)	—	(22,091)
Acquisitions	185,733	—	129,991	—	—	—	129,991	(75)	129,916
Stock-based compensation activity	31,730	—	60,524	—	—	(9,603)	50,921	—	50,921
Dividends declared ($0.11 per share)	—	—	—	(16,829)	—	—	(16,829)	—	(16,829)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,470)	(2,470)
Net income	—	—	—	451,381	—	—	451,381	8,198	459,579
Balance at June 30, 2026	150,273,799	$2	$4,527,538	$7,312,393	$(341,150)	$(1,860,841)	$9,637,942	$104,001	$9,741,943

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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables present Quanta’s revenue disaggregated by contract type and by geographic location, as determined by the job location (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
By contract type:
Fixed price contracts	$6,083,463	63.7%	$3,948,454	58.3%	$10,857,267	62.3%	$7,703,780	59.2%
Unit-price contracts	1,770,593	18.5	1,734,144	25.6	3,492,799	20.0	3,189,630	24.5
Cost-plus contracts	1,702,941	17.8	1,090,409	16.1	3,081,718	17.7	2,112,931	16.3
Total revenues	$9,556,997	100.0%	$6,773,007	100.0%	$17,431,784	100.0%	$13,006,341	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
By primary geographic location:
United States	$9,103,463	95.2%	$6,279,010	92.8%	$16,465,073	94.5%	$12,067,063	92.9%
Canada	215,750	2.3	238,406	3.5	491,774	2.8	448,652	3.4
Australia	206,610	2.2	198,104	2.9	407,854	2.3	369,191	2.8
Others	31,174	0.3	57,487	0.8	67,083	0.4	121,435	0.9
Total revenues	$9,556,997	100.0%	$6,773,007	100.0%	$17,431,784	100.0%	$13,006,341	100.0%
Under fixed-price contracts, as well as unit-price contracts with more than an insignificant amount of partially completed units, revenue is recognized as performance obligations are satisfied over time, with the percentage of completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 68.8% and 62.5% of Quanta’s revenues recognized during the three months ended June 30, 2026 and 2025 were associated with this revenue recognition method, and 66.4% and 63.0% of Quanta’s revenues recognized during the six months ended June 30, 2026 and 2025 were associated with this revenue recognition method.
Performance Obligations

Quanta’s remaining performance obligations represent management’s estimates of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work had not yet begun as of such dates and, to a lesser extent, from certain unit-price contracts with more than an insignificant amount of partially completed units. As of June 30, 2026 and December 31, 2025, Quanta’s remaining performance obligations were approximately $33.55 billion and $23.76 billion, of which (i) approximately 70% and 66% are expected to be recognized as revenue within the 12 months following June 30, 2026 and December 31, 2025, (ii) a substantial majority of the remaining balance is expected to be recognized within each of the following 24 months, and (iii) the balance is expected to be recognized thereafter. Estimates of the timing of revenue recognition of remaining performance obligations are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.
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
As of June 30, 2026 and December 31, 2025, Quanta had recognized revenues of $411.1 million and $983.6 million related to unapproved change orders and claims included as contract price adjustments primarily in “Contract assets” in the accompanying condensed consolidated balance sheets. These change orders and claims were in the process of being negotiated in the normal course of business and represent management’s estimates of additional contract revenues that have been earned and are probable of collection. The largest component of the decrease in the unapproved change orders and claims from December 31, 2025 to June 30, 2026 was related to approval by the customer of the balance associated with a large renewable transmission project in Canada. The project was completed in 2024.
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
Revenues were impacted by 0.9% and 0.6% during the three months ended June 30, 2026 and 2025 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to March 31, 2026 and 2025. Revenues were impacted by (0.5)% and a nominal amount during the six months ended June 30, 2026 and 2025 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2025 and 2024. The net impacts resulted from net changes in estimates across a large number of projects, primarily as a result of favorable or unfavorable performance and changes on estimates related to mitigation of risks and contingencies as the projects progressed to completion. These changes were made in the ordinary course of business and there were no changes that resulted in material amounts that should have been recognized in a prior period.
Contract Assets and Liabilities
Contract assets and liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Contract assets	$1,534,265	$1,522,186
Contract liabilities	$4,241,933	$3,258,465
Contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; recognized unapproved change orders and contract claims; and acquisitions. The increase in contract liabilities from December 31, 2025 to June 30, 2026 was primarily due to an increase in favorable billing terms on certain large projects, and, to a lesser extent, acquisitions.
During the six months ended June 30, 2026 and 2025, Quanta recognized revenue of approximately $2.53 billion and $1.69 billion related to contract liabilities outstanding as of the end of each respective prior year.
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
Accounts receivable are written-off against the allowance for credit losses if they are deemed uncollectible.
Activity in Quanta’s allowance for credit losses consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Balance at beginning of period	$14,668	$15,551	$15,706	$15,185
(Decrease) increase in provision for credit losses	(2,392)	654	(2,990)	1,602
Write-offs charged against the allowance net of recoveries of amounts previously written off	(120)	(575)	(560)	(1,157)
Balance at end of period	$12,156	$15,630	$12,156	$15,630
The above activity relates to the largest risk pool Quanta utilizes for assessing credit loss. The second risk pool represents approximately 7% of Quanta’s consolidated financial assets as of June 30, 2026 and did not have any allowance for credit loss or experience any credit loss during the periods presented. Quanta’s customers generally have high credit ratings. In addition, the customers in the second risk pool typically pre-approve invoices and often receive project financing.
Provision for credit losses is included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations.
Quanta is subject to concentrations of credit risk related primarily to its receivable position for services Quanta has performed for customers. Quanta grants credit under normal payment terms, generally without collateral. No customer represented 10% or more of Quanta’s consolidated revenues for the three and six months ended June 30, 2026 or 2025, and no customer represented 10% or more of Quanta’s consolidated receivable position as of June 30, 2026 or December 31, 2025.
Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on Quanta’s experience in recent years, the majority of these retainage balances are expected to be collected within one year. Retainage balances with expected settlement dates within one year of June 30, 2026 and December 31, 2025 were $1.19 billion and $994.1 million, which are included in “Accounts receivable.” Retainage balances with expected settlement dates beyond one year were $312.7 million and $228.7 million as of June 30, 2026 and December 31, 2025 and are included in “Other assets, net.”
Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date or when amounts arise from routine lags in billing. These balances do not include revenues recognized for work performed under fixed-price contracts and unit-price contracts with more than an insignificant amount of partially completed units, as these amounts are recorded as “Contract assets.” As of June 30, 2026 and December 31, 2025, unbilled

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

receivables included in “Accounts receivable” were $1.39 billion and $1.10 billion. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $243.1 million and $121.0 million as of June 30, 2026 and December 31, 2025.

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

Three Months Ended June 30, 2026	Electric	Underground and Infrastructure	Total
Revenues	$7,837,805	$1,719,192	$9,556,997

Segment operating expense (excluding segment depreciation expense)	6,864,432	1,538,774	8,403,206
Segment depreciation expense	86,738	24,646	111,384
Segment operating expenses	6,951,170	1,563,420	8,514,590
Equity in earnings of integral unconsolidated affiliates	11,590	—	11,590
Segment operating income	$898,225	$155,772	$1,053,997
Segment operating margin	11.5%	9.1%
Corporate and non-allocated costs (1)			(359,163)
Total consolidated operating income			$694,834

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Three Months Ended June 30, 2025	Electric	Underground and Infrastructure	Total
Revenues	$5,458,074	$1,314,933	$6,773,007

Segment operating expense (excluding segment depreciation expense)	4,851,168	1,198,929	6,050,097
Segment depreciation expense	68,730	25,301	94,031
Segment operating expenses	4,919,898	1,224,230	6,144,128
Equity in earnings of integral unconsolidated affiliates	14,444	—	14,444
Segment operating income	$552,620	$90,703	$643,323
Segment operating margin	10.1%	6.9%
Corporate and non-allocated costs (1)			(273,041)
Total consolidated operating income			$370,282

Six Months Ended June 30, 2026	Electric	Underground and Infrastructure	Total
Revenues	$14,306,462	$3,125,322	$17,431,784

Segment operating expense (excluding segment depreciation expense)	12,703,704	2,813,790	15,517,494
Segment depreciation expense	169,510	50,143	219,653
Segment operating expenses	12,873,214	2,863,933	15,737,147
Equity in earnings of integral unconsolidated affiliates	26,059	—	26,059
Segment operating income	$1,459,307	$261,389	$1,720,696
Segment operating margin	10.2%	8.4%
Corporate and non-allocated costs (1)			(687,083)
Total consolidated operating income			$1,033,613

Six Months Ended June 30, 2025	Electric	Underground and Infrastructure	Total
Revenues	$10,402,465	$2,603,876	$13,006,341

Segment operating expense (excluding segment depreciation expense)	9,334,013	2,384,936	11,718,949
Segment depreciation expense	135,041	51,370	186,411
Segment operating expenses	9,469,054	2,436,306	11,905,360
Equity in earnings of integral unconsolidated affiliates	27,373	—	27,373
Segment operating income	$960,784	$167,570	$1,128,354
Segment operating margin	9.2%	6.4%
Corporate and non-allocated costs (1)			(518,991)
Total consolidated operating income			$609,363
(1)    Corporate and non-allocated costs included amortization expense of $157.0 million and $113.2 million and non-cash stock-based compensation of $63.4 million and $44.1 million for the three months ended June 30, 2026 and 2025. Corporate and non-allocated costs included amortization expense of $309.3 million and $222.7 million and non-cash stock-based compensation of $126.0 million and $82.2 million for the six months ended June 30, 2026 and 2025 .

4. ACQUISITIONS:
Subsequent to June 30, 2026, Quanta completed the acquisition of a business located in the United States that is a multi-craft, heavy industrial contractor (which will primarily be included in the Underground and Infrastructure segment). The

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

amount of consideration for the acquisition remains subject to certain post-closing adjustments, including with respect to net working capital (inclusive of cash) and certain assumed liabilities.
During the six months ended June 30, 2026, Quanta acquired three businesses, including a business located in the United States that provides utility construction, electrical contracting, industrial and energy infrastructure, and facilities services (which is included in the Electric segment); a business located in the United States that provides a full suite of front-end services, including land services (title and right-of-way), surveying and geospatial services, and engineering design work (which is included in both the Underground Infrastructure and Electric segments); and a business located in Australia that provides turnkey engineering, fabrication and manufacturing, including transportable substation buildings and switchgear, and construction services (which is included in the Electric segment). The consideration for the transactions consisted of approximately $1.09 billion in cash, including payment for cash and cash equivalents and restricted cash of $188.4 million held by the businesses as of the acquisition dates, and 182,733 shares of Quanta common stock, which had a fair value of $128.3 million as of the respective acquisition dates. The final amount of consideration for these acquisitions remains subject to certain post-closing adjustments, including with respect to net working capital, tax estimates and other contractually agreed-upon adjustments to consideration. Additionally, pursuant to the terms of the agreements, the former owners of certain of these businesses are eligible to receive payments of contingent consideration of up to approximately $242.3 million to the extent the acquired businesses achieve certain financial and other operating performance targets during periods of up to four-years. To the extent payable, Quanta, at its sole discretion, can pay up to approximately one-seventh of certain contingent consideration amounts in Quanta common stock.
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
During the year ended December 31, 2025, Quanta also acquired seven additional businesses, including two businesses located in the United States that specialize in civil solutions, including site clearing, earthwork, soil stabilization and infrastructure development (which have been included in the Underground and Infrastructure segment); a business located in Australia that specializes in electrical engineering and the design and manufacturing of industrial technology solutions (which has been included in both the Electric and Underground and Infrastructure segments); a business located in the United States that specializes in utility construction and related support services (which has primarily been included in the Electric segment); a business located in the United States that specializes in the design, construction and repair of overhead and underground transmission and distribution infrastructure, civil construction services related to substations as well as helicopter services for electric utility infrastructure (which has primarily been included in the Electric segment); a business located in the United States that specializes in electrical solutions including low voltage technology, testing, engineering, integration, renewable energy and electric prefabrication solutions (which has primarily been included in the Electric segment); and a business located in the United States that provides helicopter services (which has primarily been included in the Electric segment and was accounted for as an asset acquisition so is not included in the disclosures in this note). The consideration for the transactions completed in 2025, other than Dynamic Systems, and accounted for as business combinations, consisted of approximately $2.01 billion in cash and 789,824 shares of Quanta common stock, which had a fair value of $284.5 million as of the respective acquisition dates. The final amount of consideration for certain of these acquisitions remains subject to certain post-closing adjustments, including with respect to tax estimates. Additionally, pursuant to the terms of the agreements, the former owners of certain of these businesses are eligible to receive payments of contingent consideration of up to approximately $228.4 million to the extent the acquired businesses achieve certain financial and other operating performance targets over periods of up to three-years. To the extent payable, Quanta, at its sole discretion, can pay up to approximately one-fourth of certain contingent consideration amounts in Quanta common stock.
The results of operations of acquired businesses have been included in Quanta’s consolidated financial statements since their respective acquisition dates.
Purchase Price Allocation
Quanta is finalizing its purchase price allocations, including the assignment of goodwill to its reporting units, related to certain businesses acquired subsequent to June 30, 2025, and further adjustments to the purchase price allocations may occur,

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

with possible updates primarily related to intangible asset values, property and equipment values, leases, certain contingent liabilities, tax estimates, and the finalization of closing working capital adjustments and other contractually agreed-upon adjustments to consideration. The aggregate consideration for businesses acquired between June 30, 2025 and June 30, 2026 was allocated to acquired assets and assumed liabilities, which resulted in an allocation of $693.6 million to net tangible assets, $1.88 billion to identifiable intangible assets and $2.15 billion to goodwill.
The following table summarizes the estimated fair value of total consideration transferred or estimated to be transferred and the fair value of assets acquired and liabilities assumed recognized as of their respective acquisition dates as of June 30, 2026 for acquisitions completed in the six months ended June 30, 2026 (in thousands):

June 30, 2026
Consideration:
Cash paid or payable	$1,086,438
Value of Quanta common stock issued	128,324
Contingent consideration	215,345
Fair value of total consideration transferred or estimated to be transferred	$1,430,107

Cash and cash equivalents	$187,915
Accounts receivable	432,008
Contract assets	99,059
Inventories	120
Prepaid expenses and other current assets	12,484
Property and equipment	44,606
Operating lease right-of-use assets	29,606
Other assets	30,349
Identifiable intangible assets	635,157
Current portion of operating lease liabilities	(4,293)
Accounts payable and accrued expenses	(210,464)
Contract liabilities	(283,805)
Operating lease liabilities, net of current portion	(25,313)
Insurance and other non-current liabilities	(100)
Total identifiable net assets	947,329
Goodwill	482,778
Fair value of net assets acquired	$1,430,107
Goodwill represents the amount by which the purchase price for an acquired business exceeds the net fair value of the identifiable assets acquired and liabilities assumed. The acquisitions completed during the six months ended June 30, 2026 contributed to the recognition of goodwill by strategically expanding Quanta’s Electric segment in the United States and Australia and the Underground and Infrastructure segment in the United States. During the six months ended June 30, 2026, changes in goodwill included an increase of $75.0 million, primarily related to the Electric segment, as a result of certain measurement period adjustments primarily related to identifiable intangibles and property and equipment associated with certain of Quanta’s 2025 acquisitions. As of June 30, 2026, approximately $440.2 million of goodwill related to acquisitions completed in the six months ended June 30, 2026 is expected to be deductible for income tax purposes.
Quanta’s identifiable intangible assets subject to amortization include customer relationships, backlog, trade names, non-compete agreements, and patented rights and other. The following table summarizes the estimated fair values of identifiable intangible assets for the acquisitions completed in the six months ended June 30, 2026 as of the acquisition dates and the related

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

weighted average amortization periods by type (in thousands, except for weighted average amortization periods, which are in years).

	Six Months Ended June 30, 2026
	Estimated Fair Value	Weighted Average Amortization Period in Years
Customer relationships	$464,729	7.1
Backlog	86,154	1.5
Trade names	84,274	15.0
Total identifiable intangible assets	$635,157	7.4
The level of inputs used for these identifiable intangible asset fair value measurements is Level 3.
The significant assumptions used by management in determining the fair values of customer relationships include future revenues, margins, discount rates and customer attrition rates. The following table includes the discount rates and customer attrition rates used to determine the fair value of customer relationships for businesses acquired during the six months ended June 30, 2026 as of the respective acquisition dates:

	Six Months Ended
	June 30, 2026
	Range	Weighted Average
Discount rates	15% to 17%	17%
Customer attrition rates	10% to 20%	10%
Contingent Consideration
As described above, certain business acquisitions have contingent consideration liabilities associated with the transactions. The aggregate fair value of outstanding contingent consideration liabilities for acquisitions completed prior to June 30, 2026 and their classification in the accompanying condensed consolidated balance sheets is as follows (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable and accrued expenses	$13,890	$7,333
Insurance and other non-current liabilities	800,512	586,496
Total contingent consideration liabilities	$814,402	$593,829
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
All of Quanta’s outstanding contingent consideration liabilities are each subject to a maximum payment amount. As of June 30, 2026, the aggregate maximum payment amount of these liabilities totaled $921.4 million. During the six months ended June 30, 2026, Quanta made cash payments of $7.2 million and issued 3,000 shares to settle contingent consideration liabilities. During the six months ended June 30, 2025, Quanta made cash payments of $106.8 million and issued 158,040 shares of its common stock to settle contingent consideration liabilities.
Pro Forma Results of Operations
The following unaudited supplemental pro forma results of operations for Quanta, which incorporate the acquisitions completed in the six months ended June 30, 2026 and the year ended December 31, 2025, have been provided for illustrative

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

purposes only and may not be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$9,880,541	$7,823,919	$18,134,997	$15,128,323
Net income attributable to common stock (1)	$421,979	$236,746	$637,911	$385,393
(1) The pro forma results of operations for the three and six months ended June 30, 2026 include one-time acquisition-related expenses of $34.3 million ($25.4 million net of tax) for pre-acquisition transaction costs incurred by certain acquired businesses.
The pro forma combined results of operations for the three and six months ended June 30, 2026 and 2025 were prepared by adjusting the historical results of Quanta to include the historical results of the businesses acquired in 2026 as if such acquisitions had occurred January 1, 2025. The pro forma combined results of operations for the three and six months ended June 30, 2025 were prepared by further adjusting the historical results of Quanta to include the historical results of the businesses acquired in 2025 as if such acquisitions had occurred January 1, 2024. The pro forma combined historical results were adjusted for the following: a reduction of interest and other financing expenses as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest and other financing expenses as a result of the debt incurred by Quanta for the purpose of financing the acquisitions of Dynamic Systems and cash consideration paid for the other acquired businesses; an increase in amortization expense due to the intangible assets recorded; elimination of inter-company sales; and changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs incurred by Quanta or acquired businesses or any cost savings or other synergies that resulted or may result from the acquisitions.
Impact on Consolidated Results of Operations Related to Acquisitions
Included in Quanta’s condensed consolidated results of operations were the following revenues and income before income taxes related to acquisitions completed in the respective period (in thousands). Also included in Quanta’s condensed consolidated results of operations for the three and six months ended June 30, 2026 were acquisition costs of $17.2 million and $19.3 million related to the acquisitions completed in the six months ended June 30, 2026. Also included in Quanta’s condensed consolidated results of operations for the three and six months ended June 30, 2025 were acquisition costs of $6.6 million and $13.1 million related to the acquisitions completed in the six months ended June 30, 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$87,059	$115,607	$87,059	$212,527
Income before income taxes	$5,554	$2,953	$5,554	$2,260

5. INVESTMENTS IN AFFILIATES AND OTHER ENTITIES:
Equity Investments
The following table presents Quanta’s equity investments by type (in thousands):

	June 30, 2026	December 31, 2025
Equity method investments - integral unconsolidated affiliates	$283,262	$265,094
Equity method investments - non-integral unconsolidated affiliates	94,663	76,134
Non-marketable equity securities	55,962	70,453
Total equity investments	$433,887	$411,681

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Equity Method Investments
During the six months ended June 30, 2026, Quanta acquired a 49% equity interest in a joint venture formed to manufacture high-voltage dead-tank circuit breakers. Quanta’s investment is accounted for as an equity method investment and the investee is considered to be an integral unconsolidated affiliate.
As of June 30, 2026 and December 31, 2025, Quanta had receivables of $157.1 million and $165.0 million from its unconsolidated affiliates and payables of $43.3 million and $20.3 million to its unconsolidated affiliates. Quanta recognized revenues of $26.0 million and $45.8 million during the three months ended June 30, 2026 and 2025 and $53.3 million and $96.9 million during the six months ended June 30, 2026 and 2025 from services provided to its unconsolidated affiliates. The receivables balances and revenues recognized are primarily related to services provided to LUMA Energy, LLC (LUMA), Quanta’s joint venture that operates and maintains the electric transmission and distribution system in Puerto Rico, at cost. During the three months ended June 30, 2026 and 2025, Quanta recognized costs of services of $119.0 million and $129.9 million for services provided to Quanta by unconsolidated affiliates other than LUMA. During the six months ended June 30, 2026 and 2025, Quanta recognized costs of services of $240.9 million and $224.8 million for services provided to Quanta by unconsolidated affiliates other than LUMA.
The following table presents Quanta’s equity in earnings (losses) from integral and non-integral unconsolidated affiliates (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Equity in earnings from integral unconsolidated affiliates	$11,590	$14,444	$26,059	$27,373
Equity in losses from non-integral unconsolidated affiliates	$(6,406)	$(499)	$(8,677)	$(417)
Equity in earnings (losses) from non-integral unconsolidated affiliates are included in “Other (expense) income, net” in the accompanying condensed consolidated statements of operations. As of June 30, 2026, Quanta had $69.1 million of undistributed earnings from unconsolidated affiliates.
Any difference between Quanta’s carrying value and the underlying equity in the net assets of its equity investments is assigned to the assets and liabilities of the investment, and gives rise to a basis difference, which was $165.3 million and $168.0 million as of June 30, 2026 and December 31, 2025. The amortization of the basis difference was $0.1 million and $1.8 million for the three months ended June 30, 2026 and 2025 and $2.7 million and $2.6 million for the six months ended June 30, 2026 and 2025. The largest component of amortization of basis difference is generally included in “Equity in earnings of integral unconsolidated affiliates” in the accompanying condensed consolidated statements of operations.
Non-Marketable Equity Securities
As of June 30, 2026 and December 31, 2025, Quanta had cumulative impairments of $31.1 million and $18.1 million related to its non-marketable equity securities.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6. PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Amounts attributable to common stock:
Net income attributable to common stock	$451,381	$229,250	$672,006	$373,508
Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	150,208	148,448	149,995	148,361
Effect of dilutive unvested non-participating stock-based awards	2,231	2,475	2,294	2,576
Weighted average shares outstanding for diluted earnings per share attributable to common stock	152,439	150,923	152,289	150,937

7. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
4.75% Senior Notes due August 2027	$600,000	$600,000
4.30% Senior Notes due August 2028	500,000	500,000
2.90% Senior Notes due October 2030	1,000,000	1,000,000
4.50% Senior Notes due January 2031	500,000	500,000
2.35% Senior Notes due January 2032	500,000	500,000
5.25% Senior Notes due August 2034	650,000	650,000
5.10% Senior Notes due August 2035	500,000	500,000
3.05% Senior Notes due October 2041	500,000	500,000
Borrowings under senior credit facility (including Term Loan)	666,380	675,000
Borrowings under commercial paper program	448,000	316,000
Lease financing transactions	227,608	198,847
Other long-term debt	2,083	2,761
Finance leases	38,873	93,055
Unamortized discount and financing costs	(36,770)	(40,757)
Total long-term debt obligations	6,096,174	5,994,906
Less — Current maturities of long-term debt	674,312	763,898
Total long-term debt obligations, net of current maturities	$5,421,862	$5,231,008
Quanta’s current maturities of long-term debt and short-term debt consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Current maturities of long-term debt	$674,312	$763,898
Short-term debt	8,710	—
Current maturities of long-term debt and short-term debt	$683,022	$763,898

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
The fair value of Quanta’s senior notes was $4.48 billion as of June 30, 2026, compared to a carrying value of $4.71 billion net of unamortized bond discount, underwriting discounts and deferred financing costs of $36.6 million. The fair value of the senior notes is based on the quoted market prices for the same issue, and the senior notes are categorized as Level 1 liabilities.
Senior Credit Facility
As of June 30, 2026, the credit agreement for Quanta’s senior credit facility provided for a term loan facility with a maturity date of October 8, 2026, and aggregate revolving commitments of $2.80 billion, with a maturity date of July 31, 2030. In July 2026, Quanta increased its aggregate revolving commitments under the credit agreement for its senior credit facility from $2.80 billion to $2.98 billion and extended the maturity date for revolving loans under the credit agreement for its senior credit facility from July 31, 2030 to July 31, 2031. Borrowings under the senior credit facility, including the term loan, and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Maximum amount outstanding	$686,076	$761,550	$719,483	$761,550
Average daily amount outstanding	$664,003	$694,775	$667,615	$707,584
Weighted-average interest rate	4.91%	5.63%	4.94%	5.68%
As of June 30, 2026, Quanta was in compliance with all of the financial covenants under the credit agreement.
Term Loan. As of June 30, 2026, Quanta had $637.5 million outstanding under its term loan facility. The carrying amount of the term loan under Quanta’s senior credit facility approximates fair value due to its variable interest rate.
Revolving Loans. As of June 30, 2026, Quanta had $28.9 million of outstanding revolving loans under the senior credit facility, all of which were denominated in Canadian dollars. Available commitments for revolving loans under Quanta’s senior credit facility must be maintained to provide credit support for notes issued under Quanta’s commercial paper program, and therefore such notes effectively reduce the available capacity under its senior credit facility.
Letters of Credit. As of June 30, 2026, Quanta had $63.4 million of letters of credit issued under the senior credit facility, which were primarily denominated in U.S. dollars.
As of June 30, 2026, $2.26 billion remained available under the senior credit facility for new revolving loans, letters of credit and support of the commercial paper program.
Commercial Paper Program
As of June 30, 2026, Quanta had $448.0 million of outstanding unsecured notes under its commercial paper program, with a weighted average interest rate of 4.00%. The carrying amounts of the notes issued under Quanta’s commercial paper program approximate fair value, and the notes currently have a weighted average maturity of one day.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Borrowings under the commercial paper program and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Maximum amount outstanding	$1,000,000	$897,500	$1,000,000	$897,500
Average daily amount outstanding	$434,874	$591,190	$448,783	$383,818
Weighted-average interest rate	4.11%	4.90%	4.02%	4.82%
Subsequent to June 30, 2026, Quanta increased the maximum aggregate amount of its existing unsecured commercial paper program from $2.80 billion to $2.98 billion of notes outstanding at any time. Such increase will be effective August 8, 2026.
Additional Letters of Credit
As of June 30, 2026, Quanta had $788.0 million of letters of credit issued outside of its senior credit facility, which were primarily denominated in U.S. dollars.

8. INCOME TAXES:
Quanta’s effective tax rates for the three months ended June 30, 2026 and 2025 were 25.5% and 26.7%. The lower effective tax rate for the three months ended June 30, 2026 was primarily due to changes in the mix of earnings across the jurisdictions in which Quanta operates.
Quanta’s effective tax rates for the six months ended June 30, 2026 and 2025 were 20.9% and 24.6%. The lower effective tax rate for the six months ended June 30, 2026 was primarily due to a $35.9 million increase in tax benefit from vested equity incentive awards.
As of June 30, 2026, the total amount of unrecognized tax benefits relating to uncertain tax positions was $82.4 million, a net increase of $8.0 million from December 31, 2025, which primarily resulted from current year positions. Quanta’s consolidated federal income tax return for tax year 2024 is currently under examination by the Internal Revenue Service (IRS), and the consolidated federal income tax returns for tax years 2022 to 2023 remain open to examination by the IRS, as the applicable statute of limitations periods have not yet expired. Additionally, various state and foreign tax returns filed by Quanta and certain subsidiaries for multiple periods remain under examination by various U.S. state and foreign tax authorities. Quanta does not consider any U.S. state in which it does business to be a major tax jurisdiction.

9. EQUITY:
Stock Repurchases
Quanta’s Board of Directors approved a new stock repurchase program, effective as of May 21, 2026, that authorizes Quanta to purchase, from time to time, up to $1.00 billion of its outstanding common stock, and as of June 30, 2026, $1.00 billion remained available under this repurchase program. Quanta’s prior stock repurchase program expired on June 30, 2026.
During the six months ended June 30, 2026, Quanta did not repurchase any shares of its common stock in the open market under its stock repurchase programs. During the three months ended June 30, 2025, Quanta repurchased 67,172 shares of its common stock in the open market under its stock repurchase program for $16.0 million. During the six months ended June 30, 2025, Quanta repurchased 538,559 shares of its common stock in the open market under its stock repurchase program for $134.6 million.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Dividends
Quanta declared and paid the following cash dividends and cash dividend equivalents during 2025 and the first six months of 2026 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
May 21, 2026	July 1, 2026	July 13, 2026	$0.11	$16,829
March 19, 2026	April 2, 2026	April 10, 2026	$0.11	$16,774
November 17, 2025	January 2, 2026	January 12, 2026	$0.11	$16,742
August 27, 2025	October 1, 2025	October 10, 2025	$0.10	$14,739
May 22, 2025	July 1, 2025	July 11, 2025	$0.10	$15,104
March 21, 2025	April 3, 2025	April 11, 2025	$0.10	$15,089

10. STOCK-BASED COMPENSATION:
Restricted Stock Units (RSUs) to be Settled in Common Stock
A summary of the activity for RSUs to be settled in common stock for the six months ended June 30, 2026 and 2025 is as follows (RSUs in thousands):

	2026		2025
	RSUs	Weighted Average Grant Date Fair Value (Per Unit)	RSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	1,754	$226.39	2,024	$173.32
Granted	380	$541.66	506	$274.46
Vested	(488)	$217.38	(516)	$163.89
Forfeited	(60)	$207.43	(61)	$187.76
Unvested at June 30	1,586	$305.21	1,953	$201.57
The approximate fair value of RSUs that vested during the six months ended June 30, 2026 and 2025 was $274.2 million and $130.8 million.
During the six months ended June 30, 2026 and 2025, Quanta recognized $97.3 million and $66.7 million of non-cash stock compensation expense related to RSUs to be settled in common stock. As of June 30, 2026, there was $331.8 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.39 years.
Performance Stock Units (PSUs) to be Settled in Common Stock
A summary of the activity for PSUs to be settled in common stock for the six months ended June 30, 2026 and 2025 is as follows (PSUs in thousands):

	2026		2025
	PSUs	Weighted Average Grant Date Fair Value (Per Unit)	PSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	348	$224.15	425	$177.69
Granted	193	$788.00	92	$259.17
Vested	(149)	$174.50	(165)	$123.88
Unvested at June 30	392	$520.57	352	$224.11

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

On April 10, 2026, the Compensation Committee of the Board of Directors approved incentive compensation awards to certain senior leadership employees in the form of PSUs to be settled in shares of Quanta’s common stock. The number of PSUs that may be earned will be determined at the conclusion of a five-year performance period ending on December 31, 2030 based on pre-established performance goals. Specifically, the amount of PSUs that may be earned can be up to 300% of the target amount based on achievement of a specified compound annual growth rate for adjusted earnings per share by the end of the performance period, with a potential multiplier of up to 200% of such amount based on a specified compound annual growth rate for total shareholder return as of the end of the performance period (for maximum earned PSUs of up to 600% of target).
The Monte Carlo simulation valuation methodology applied the following key inputs:

	2026	2025
Valuation date price based on closing stock prices of Quanta common stock on February 26, 2026 and April 10, 2026 for 2026 and February 27, 2025 for 2025	$565.05 and $585.36	$259.26
Expected volatility (1)	35%	34%
Risk-free interest rate	3.45% - 3.85%	4.05%
Term in years	2.85 to 4.73	2.84
(1)    The expected volatility inputs for Quanta are based on historical volatility, which is based on Quanta’s dividend-adjusted closing prices over a period equivalent to the performance period.
During the six months ended June 30, 2026 and 2025, Quanta recognized $28.7 million and $15.5 million of non-cash stock compensation expense related to PSUs to be settled in common stock.
As of June 30, 2026, there was an estimated $56.5 million of total unrecognized compensation expense related to unearned and unvested PSUs. This amount is based on forecasted attainment of performance metrics and estimated forfeitures of unearned and unvested PSUs. The compensation expense related to outstanding PSUs can vary from period to period based on changes in forecasted achievement of established performance goals and the total number of shares of common stock that Quanta anticipates will be issued upon vesting of such PSUs. This cost is expected to be recognized over a weighted average period of 1.94 years.
During each of the six months ended June 30, 2026 and 2025, 0.3 million shares of common stock were issued in connection with earned and vested PSUs. The approximate fair values of PSUs earned and vested during the six months ended June 30, 2026 and 2025 were $158.6 million and $83.9 million.

11. EMPLOYEE BENEFIT PLANS:
Deferred Compensation Plans
Quanta maintains non-qualified deferred compensation plans under which eligible directors and key employees may defer their receipt of certain cash compensation and/or the settlement of certain stock-based awards. As of June 30, 2026 and December 31, 2025, the liability related to deferred cash compensation under these plans, including amounts contributed by Quanta, was $139.3 million and $126.1 million, the majority of which was included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheets. Additionally, as of June 30, 2026 and December 31, 2025, the settlement and issuance of 108,930 and 119,208 shares of common stock underlying certain stock-based awards had been deferred under these plans, and such issuances are scheduled to occur in future periods.
To provide for future obligations related to deferred cash compensation under these plans, Quanta has invested in corporate-owned life insurance (COLI) policies covering certain participants in the deferred compensation plans, the underlying investments of which are intended to be aligned with the investment alternatives elected by plan participants. The COLI assets are recorded at their cash surrender value, which is considered their fair market value, and as of June 30, 2026 and December 31, 2025, the fair market values were $132.8 million and $122.8 million and were included in “Other assets, net” in the accompanying condensed consolidated balance sheets. The level of inputs for these fair value measurements is Level 2.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Changes in the fair market value of Quanta’s COLI assets and deferred compensation liabilities largely offset and are recorded in the accompanying statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Gain (loss) related to change in fair value of:	2026	2025	2026	2025
Deferred compensation liabilities	$(14,082)	$(8,989)	$(11,330)	$(7,367)
COLI assets	$12,934	$8,587	$10,386	$6,427

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
Quanta will continue to review additional information in connection with this matter. As of June 30, 2026, Quanta believes that to the extent its subsidiaries are determined to be liable for any damages resulting from this matter, a material loss

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

is not probable. Furthermore, Quanta believes that its insurance would be applied to, and adequate to cover, any such liabilities over the deductible amount applicable to this matter.
Insurance
Quanta is insured for, among other things, employer’s liability, workers’ compensation, auto liability, aviation and general liability claims. Quanta manages and maintains a portion of its risk through retentions and/or high deductibles, as well as, both directly and indirectly, through its wholly-owned captive insurance company. The captive insurance company reimburses all claims up to the amount of the applicable deductible of any third-party insurance programs, as well as certain additional exposure related to the general and auto liability programs, which together, in certain circumstances, can be up to $100.0 million per occurrence. As a supplement to its high-deductible primary insurance and captive programs, Quanta maintains insurance with excess insurance carriers for potential losses that exceed the amount of Quanta’s deductible and captive insurance obligations. Quanta renews its insurance policies on an annual basis, and therefore deductibles, captive insurance and/or reinsurance amounts, and levels of insurance coverage may change in future periods. In addition, insurers may cancel Quanta’s coverage or determine to exclude certain items from coverage, or Quanta may elect not to obtain certain types or levels of insurance based on the potential benefits considered relative to the cost of such insurance or increase the amounts subject to self-insurance, deductibles or retention.
As of June 30, 2026 and December 31, 2025, the gross amount accrued for employer’s liability, workers’ compensation, auto liability, general liability, and group health claims totaled $648.2 million and $521.4 million, of which $398.3 million and $334.6 million are included in “Insurance and other non-current liabilities,” and the remainder is included in “Accounts payables and accrued expenses.” Related insurance recoveries/receivables as of June 30, 2026 and December 31, 2025 were $5.7 million and $5.8 million, of which $0.2 million and $0.2 million are included in “Prepaid expenses and other current assets” and $5.5 million and $5.6 million are included in “Other assets, net.” Losses under these insurance programs are accrued based upon Quanta’s estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of Quanta’s liability in proportion to other parties, the number of incidents not reported and the overall claims environment. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate.
Bonds and Parent Guarantees
As of June 30, 2026, the total amount of the outstanding performance bonds was estimated to be approximately $21.5 billion. Quanta’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation.
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
Joint Venture Liabilities
Quanta is a participant in certain joint ventures, including joint venture entities that provide infrastructure-related services under specific customer contracts and partially owned entities that own, operate and/or maintain certain infrastructure assets or manufacture infrastructure components or materials. If losses are incurred by joint venture entities in which Quanta holds an interest, they are generally shared ratably based on the percentage ownership of the participants in the structures. However, in Quanta’s joint venture structures that provide infrastructure-related services, each participant is typically jointly and severally liable for all of the obligations of the joint venture entity pursuant to the contract with the customer, and therefore Quanta can be liable for full performance of the contract with the customer. Additionally, in circumstances where Quanta’s participation in a joint venture qualifies as a general partnership, Quanta can be liable for all obligations of the joint venture, including

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with these liabilities. Additionally, each joint venture participant typically agrees to indemnify the other participant for any liabilities incurred in excess of what the other participant is obligated to bear under the respective joint venture agreement or in accordance with the scope of work subcontracted to each participant. It is possible, however, that Quanta could be required to pay or perform obligations in excess of its share if another participant is unable or refuses to pay or perform its share of the obligations. Quanta is not aware of circumstances that would lead to future claims against it for material amounts that would not be indemnified. However, to the extent any such claims arise, they could be material and could adversely affect Quanta’s consolidated business, financial condition, results of operations and cash flows.

13. DETAIL OF CERTAIN ACCOUNTS:
Cash and Cash Equivalents
As of June 30, 2026 and December 31, 2025, cash equivalents were $241.9 million and $227.6 million and consisted primarily of money market investments, money market mutual funds and short-term deposits.
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

	June 30, 2026	December 31, 2025
Cash and cash equivalents held by domestic joint ventures	$63,722	$63,620
Cash and cash equivalents held by foreign joint ventures	20,522	10,639
Total cash and cash equivalents held by joint ventures	84,244	74,259
Cash and cash equivalents held by captive insurance company	9,701	19,595
Cash and cash equivalents not held by joint ventures or captive insurance company	412,486	345,654
Total cash and cash equivalents	$506,431	$439,508
Inventories
Inventories consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Construction materials and aviation spare parts	$137,373	$143,994
Raw materials	71,669	64,758
Work-in-process	6,619	4,427
Finished goods and merchandise purchased for resale	254,204	157,193
Total Inventories, net	$469,865	$370,372
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses	$491,736	$488,488
Other current assets	325,146	235,772
Prepaid expenses and other current assets	$816,882	$724,260
As of June 30, 2026 and December 31, 2025, prepaid expenses primarily include prepaid job costs, prepaid insurance expense and prepaid software expense.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Other Intangible Assets
Quanta’s identifiable intangible assets were as follows (in thousands):

	June 30, 2026	December 31, 2025
Customer relationships	$4,009,397	$3,523,939
Backlog	663,873	618,911
Trade names	879,446	794,379
Non-compete agreements	91,608	91,781
Patented rights, developed technology, process certifications and other	35,436	35,413
Curriculum	17,386	16,691
Other intangible assets subject to amortization	5,697,146	5,081,114
Accumulated amortization	(2,484,062)	(2,177,926)
Other intangible assets subject to amortization, net	3,213,084	2,903,188
Engineering license	3,000	3,000
Other intangible assets, net	$3,216,084	$2,906,188
Property and Equipment
Accumulated depreciation related to property and equipment was $2.38 billion and $2.25 billion as of June 30, 2026 and December 31, 2025. In addition, Quanta held property and equipment, net of $221.0 million and $211.9 million in foreign countries, primarily Canada, as of June 30, 2026 and December 31, 2025.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable, trade	$3,527,466	$2,832,600
Accrued compensation and related expenses	1,033,795	781,610
Other accrued expenses	1,186,865	965,248
Accounts payable and accrued expenses	$5,748,126	$4,579,458
As of June 30, 2026 and December 31, 2025, other accrued expenses primarily include the current portion of accrued insurance liabilities as further described in Note 12, unearned revenues and accrued interest, as well as income, franchise and sales and use taxes payable.

14. SUPPLEMENTAL CASH FLOW INFORMATION:
Restricted cash includes any cash that is legally restricted as to withdrawal or usage. Reconciliations of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows are as follows (in thousands):

	June 30,
	2026	2025
Cash and cash equivalents	$506,431	$509,460
Restricted cash included in “Prepaid expenses and other current assets”	3,746	1,406
Restricted cash included in “Other assets, net”	1,887	1,887
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$512,064	$512,753

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	December 31,
	2025	2024
Cash and cash equivalents	$439,508	$741,960
Restricted cash included in “Prepaid expenses and other current assets”	1,428	2,686
Restricted cash included in “Other assets, net”	1,887	1,364
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$442,823	$746,010
Cash paid for interest was as follows (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Interest paid	$135,608	$105,759
Accrued capital expenditures were $59.8 million and $20.0 million as of June 30, 2026 and 2025. The impact of these items has been excluded from Quanta’s capital expenditures in the accompanying condensed consolidated statements of cash flows due to their non-cash nature.

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

Overview
Our second quarter 2026 results reflect increased demand for our services, as consolidated revenues and operating income increased as compared to the second quarter of 2025, with increased revenues and operating income in both our Electric Infrastructure Solutions (Electric) and Underground Utility and Infrastructure Solutions (Underground and Infrastructure) segments.
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
With respect to our Underground and Infrastructure segment, we continue to believe the market for our industrial solutions and gas utility and pipeline integrity services remains solid given the recurring critical-path maintenance requirements and regulated spend dedicated to modernizing systems, reducing methane emissions, ensuring environmental compliance and improving safety and reliability. However, revenues associated with large pipeline projects have fluctuated in recent years, and we anticipate that revenues associated with these projects will continue to fluctuate. Our acquisition of Dynamic Systems (DSI), LLC (Dynamic Systems) during 2025 expanded our capabilities and solutions related to turnkey mechanical, plumbing and process infrastructure solutions. Additionally, acquisitions in 2025 enhanced our ability to provide heavy civil and site preparation construction services for the industrial, energy and technology and load center markets. We see strong demand for these services by data center, manufacturing, semiconductor and other large load facilities and believe there are also opportunities to provide these services to other core end markets.
During the six months ended June 30, 2026, increased revenues and operating income contributed to $1.49 billion of net cash provided by operating activities, which was a 176% increase compared to the six months ended June 30, 2025. This cash provided by operating activities, along with borrowings under our credit facility and commercial paper program, allowed us to execute our business plan, including the strategic acquisitions of certain businesses and investments in unconsolidated affiliates, for which we utilized $956.9 million of cash, and payments of $33.7 million in dividends associated with our common stock. Additionally, as of June 30, 2026, available commitments under our senior credit facility, combined with our cash and cash equivalents, totaled $2.77 billion.
We expect the strong demand for our services will continue. Our remaining performance obligations and backlog were $33.55 billion and $53.44 billion as of June 30, 2026, representing increases of 41.2% and 21.5% relative to December 31, 2025. For a reconciliation of backlog to remaining performance obligations, the most comparable financial measure prepared in conformity with generally accepted accounting principles in the United States (GAAP), see Non-GAAP Financial Measures below.

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

Results of Operations
Consolidated Results
Three months ended June 30, 2026 compared to the three months ended June 30, 2025
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands).

	Three Months Ended June 30,				Change
	2026		2025		$	%
Revenues	$9,556,997	100.0%	$6,773,007	100.0%	$2,783,990	41.1%
Cost of services	8,011,819	83.8	5,765,433	85.1	2,246,386	39.0%
Gross profit	1,545,178	16.2	1,007,574	14.9	537,604	53.4%
Equity in earnings of integral unconsolidated affiliates	11,590	0.1	14,444	0.2	(2,854)	(19.8)%
Selling, general and administrative expenses	(698,490)	(7.3)	(528,355)	(7.8)	(170,135)	32.2%
Amortization of intangible assets	(156,957)	(1.6)	(113,178)	(1.6)	(43,779)	38.7%
Increase in fair value of contingent consideration liabilities	(6,487)	(0.1)	(10,203)	(0.2)	3,716	(36.4)%
Operating income	694,834	7.3	370,282	5.5	324,552	87.6%
Interest and other financing expenses	(73,548)	(0.8)	(59,579)	(0.9)	(13,969)	23.4%
Interest income	3,307	—	3,782	0.1	(475)	(12.6)%
Other (expense) income, net	(7,430)	—	4,138	—	(11,568)	(279.6)%
Income before income taxes	617,163	6.5	318,623	4.7	298,540	93.7%
Provision for income taxes	157,584	1.7	85,100	1.3	72,484	85.2%
Net income	459,579	4.8	233,523	3.4	226,056	96.8%
Less: Net income attributable to non-controlling interests	8,198	0.1	4,273	—	3,925	91.9%
Net income attributable to common stock	$451,381	4.7%	$229,250	3.4%	$222,131	96.9%
Revenues. Revenues increased due to a $2.38 billion increase in revenues from our Electric segment and a $404.3 million increase in revenues from our Underground and Infrastructure segment. See Segment Results below for additional information and discussion related to segment revenues.

Cost of services. Costs of services primarily includes wages, benefits, subcontractor costs, materials, equipment, and other direct and indirect costs, including related depreciation. The increase in cost of services correlates to the increase in revenues.
Selling, general and administrative expenses. The increase was primarily attributable to an $71.8 million increase in compensation expense largely due to increase in headcount to support business growth and increased levels of variable compensation due to increased profitability, as well as $60.8 million related to recently acquired businesses. Also contributing to the increase was a $29.4 million increase in travel, professional fees and information technology expenses.
Amortization of intangible assets. The increase was related to incremental amortization expense associated with acquisitions since June 30, 2025, including the acquisition of Dynamic Systems.
Operating income. Operating income was positively impacted by a $345.6 million increase in operating income for our Electric segment and a $65.1 million increase in operating income for our Underground and Infrastructure segment, partially offset by an $86.1 million increase in corporate and non-allocated costs, which includes amortization expense. Results for each of our business segments and corporate and non-allocated costs are discussed in Segment Results below.
Interest and other financing expenses. The majority of the increase resulted from higher levels of principal on fixed rate debt balances as compared to the three months ended June 30, 2025. This increase resulted primarily from the issuance of $1.50 billion of aggregate principal amount of senior notes in August 2025.
Provision for income taxes. The effective income tax rates for the three months ended June 30, 2026 and 2025 were 25.5% and 26.7%. The lower effective tax rate for the three months ended June 30, 2026 was primarily due to changes in the mix of earnings across the jurisdictions in which we operate.
Comprehensive income attributable to common stock. See Statements of Comprehensive Income in Item 1. Financial Statements of Part I of this Quarterly Report. Comprehensive income attributable to common stock increased by $126.3 million in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 primarily due to a $226.1 million increase in net income, partially offset by a $95.9 million decrease in foreign currency translation adjustments. The predominant functional currencies for our operations outside the U.S. are Canadian and Australian dollars. The decrease in foreign currency translation adjustments primarily resulted from the strengthening of the U.S. dollar against the Canadian dollar.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Six Months Ended June 30,				Change
	2026		2025		$	%
Revenues	$17,431,784	100.0%	$13,006,341	100.0%	$4,425,443	34.0%
Cost of services	14,779,277	84.8	11,164,730	85.8	3,614,547	32.4%
Gross profit	2,652,507	15.2	1,841,611	14.2	810,896	44.0%
Equity in earnings of integral unconsolidated affiliates	26,059	0.1	27,373	0.2	(1,314)	(4.8)%
Selling, general and administrative expenses	(1,319,216)	(7.6)	(1,022,321)	(7.9)	(296,895)	29.0%
Amortization of intangible assets	(309,338)	(1.7)	(222,740)	(1.7)	(86,598)	38.9%
Change in fair value of contingent consideration liabilities	(16,399)	(0.1)	(14,560)	(0.1)	(1,839)	12.6%
Operating income	1,033,613	5.9	609,363	4.7	424,250	69.6%
Interest and other financing expenses	(146,815)	(0.8)	(113,891)	(0.9)	(32,924)	28.9%
Interest income	6,215	—	7,623	0.1	(1,408)	(18.5)%
Other (expense) income, net	(19,494)	(0.1)	4,377	—	(23,871)	(545.4)%
Income before income taxes	873,519	5.0	507,472	3.9	366,047	72.1%
Provision for income taxes	182,509	1.0	124,980	1.0	57,529	46.0%
Net income	691,010	4.0	382,492	2.9	308,518	80.7%
Less: Net income attributable to non-controlling interests	19,004	0.1	8,984	—	10,020	111.5%
Net income attributable to common stock	$672,006	3.9%	$373,508	2.9%	$298,498	79.9%

Revenues. Revenues increased due to a $3.90 billion increase in revenues from our Electric segment and a $521.4 million increase in revenues from our Underground and Infrastructure segment. See Segment Results below for additional information and discussion related to segment revenues.
Cost of services. Costs of services primarily includes wages, benefits, subcontractor costs, materials, equipment, and other direct and indirect costs, including related depreciation. The increase in cost of services correlates to the increase in revenues.
Selling, general and administrative expenses. The increase was primarily attributable to a $133.8 million increase in compensation expense largely due to increase in headcount to support business growth and increased levels of variable compensation due to increased profitability, as well as $112.8 million related to recently acquired businesses. Also contributing to the increase was a $50.5 million increase in travel, professional fees and information technology expenses.
Amortization of intangible assets. The increase was related to incremental amortization expense associated with acquisitions since June 30, 2025, primarily the acquisitions of Dynamic Systems.
Operating income. Operating income was positively impacted by a $498.5 million increase in operating income for our Electric segment and a $93.8 million increase in operating income for our Underground and Infrastructure segment, partially offset by a $168.1 million increase in corporate and non-allocated costs, which includes amortization expense. Results for each of our business segments and corporate and non-allocated costs are discussed in Segment Results below.
Interest and other financing expenses. The majority of the increase resulted from higher levels of principal on fixed rate debt balances as compared to the six months ended June 30, 2025. This increase resulted primarily from the issuance of $1.50 billion of aggregate principal amount of senior notes in August 2025.
Provision for income taxes. The effective income tax rates for the six months ended June 30, 2026 and 2025 were 20.9% and 24.6%. The lower effective tax rate for the six months ended June 30, 2026 was primarily due to a $35.9 million higher U.S. federal and state tax benefit from vesting of equity incentive awards.
Comprehensive income attributable to common stock. See Statements of Comprehensive Income in Item 1. Financial Statements of Part I of this Quarterly Report. Comprehensive income attributable to common stock increased by $190.6 million in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a $308.5 million increase in net income, partially offset by a $106.5 million decrease in foreign currency translation adjustments. The predominant functional currencies for our operations outside the U.S. are Canadian and Australian dollars. The decrease in foreign currency translation adjustments primarily resulted from the strengthening of the U.S. dollar against the Canadian dollar.
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

The following tables set forth segment revenues, segment operating income, corporate and non-allocated costs and operating margins for the periods indicated, as well as the dollar and percentage changes from the prior periods (dollars in thousands):
Three months ended June 30, 2026 compared to the three months ended June 30, 2025

	Three Months Ended June 30,				Change
	2026		2025		$	%
Revenues:
Electric	$7,837,805	82.0%	$5,458,074	80.6%	$2,379,731	43.6%
Underground and Infrastructure	1,719,192	18.0	1,314,933	19.4	404,259	30.7%
Consolidated revenues	$9,556,997	100.0%	$6,773,007	100.0%	$2,783,990	41.1%
Operating income (loss):
Electric	$898,225	11.5%	$552,620	10.1%	$345,605	62.5%
Underground and Infrastructure	155,772	9.1%	90,703	6.9%	65,069	71.7%
Corporate and non-allocated costs	(359,163)	(3.8)%	(273,041)	(4.0)%	(86,122)	31.5%
Consolidated operating income	$694,834	7.3%	$370,282	5.5%	$324,552	87.6%
Electric Segment Results
Revenues. The increase in revenues for the three months ended June 30, 2026 was primarily due to increased demand for our services, as well as approximately $575 million in revenues attributable to acquired businesses.
Operating Income. The increase in operating income and operating margin for the three months ended June 30, 2026 was primarily due to the increased demand and improved execution across our electric and power generation services.
Underground and Infrastructure Segment Results
Revenues. The increase in revenues for the three months ended June 30, 2026 was primarily due to approximately $355 million in revenues attributable to acquired businesses.
Operating Income. The increase in operating income and operating margin for the three months ended June 30, 2026 was primarily due to increased revenues from our civil and mechanical acquired businesses, which contributed to higher levels of fixed cost absorption.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the three months ended June 30, 2026 was primarily due to a $43.8 million increase in intangible asset amortization expense associated with acquisitions since June 30, 2026, including Dynamic Systems. Also contributing to the increase was a $28.2 million increase in compensation expense, which was primarily attributable to increased non-cash stock compensation expense in support of business growth.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

	Six Months Ended June 30,				Change
	2026		2025		$	%
Revenues:
Electric	$14,306,462	82.1%	$10,402,465	80.0%	$3,903,997	37.5%
Underground and Infrastructure	3,125,322	17.9	2,603,876	20.0	521,446	20.0%
Consolidated revenues	$17,431,784	100.0%	$13,006,341	100.0%	$4,425,443	34.0%
Operating income (loss):
Electric	$1,459,307	10.2%	$960,784	9.2%	$498,523	51.9%
Underground and Infrastructure	261,389	8.4%	167,570	6.4%	93,819	56.0%
Corporate and non-allocated costs	(687,083)	(3.9)%	(518,991)	(4.0)%	(168,092)	32.4%
Consolidated operating income	$1,033,613	5.9%	$609,363	4.7%	$424,250	69.6%

Electric Segment Results
Revenues. The increase in revenues for the six months ended June 30, 2026 was primarily due to increased demand for our services and approximately $1.04 billion in revenues attributable to acquired businesses.
Operating Income. The increase in operating income and operating margin for the six months ended June 30, 2026 was primarily due to the increased demand and improved execution across our electric and power generation services.
Underground and Infrastructure Segment Results
Revenues. The increase in revenues for the six months ended June 30, 2026 was primarily due to approximately $690 million in revenues attributable to acquired businesses, partially offset by lower revenues from large pipeline projects in the United States.
Operating Income. The increase in operating income and operating margin for the six months ended June 30, 2026 was primarily due to increased revenues from our civil and mechanical acquired businesses, which contributed to higher levels of fixed cost absorption.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the six months ended June 30, 2026 was primarily due to an $86.6 million increase in intangible asset amortization primarily related to acquisitions since June 30, 2026 and a $58.0 million increase in compensation expense, which was primarily attributable to increased non-cash stock compensation expense in support of business growth.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income attributable to common stock (GAAP as reported)	$451,381	$229,250	$672,006	$373,508
Interest and other financing expenses	73,548	59,579	146,815	113,891
Interest income	(3,307)	(3,782)	(6,215)	(7,623)
Provision for income taxes	157,584	85,100	182,509	124,980
Depreciation expense	117,138	98,725	230,432	196,839
Amortization of intangible assets	156,957	113,178	309,338	222,740
Interest, income taxes, depreciation and amortization included in equity in earnings of integral unconsolidated affiliates	8,426	7,340	16,858	12,740
EBITDA	961,727	589,390	1,551,743	1,037,075
Non-cash stock-based compensation	63,379	44,071	126,013	82,222
Acquisition and integration costs (1)	28,523	24,599	39,752	38,374
Equity in losses of non-integral unconsolidated affiliates	6,406	499	8,677	417
Increase in fair value of contingent consideration liabilities	6,487	10,203	16,399	14,560
Change in fair value of non-marketable equity security investments, net	—	—	10,380	—
Adjusted EBITDA	$1,066,522	$668,762	$1,752,964	$1,172,648
(1) The amounts include $1.9 million and $4.2 million for the three months ended June 30, 2026 and 2025 and $4.1 million and $8.5 million for the six months ended June 30, 2026 and 2025 that, pursuant to acquisition purchase agreements, were or will be withheld from the sellers’ proceeds, and have or will be paid to certain employees upon satisfaction of post-closing service obligations.
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
As of June 30, 2026 and December 31, 2025, MSAs accounted for 33% and 37% of our estimated 12-month backlog and 41% and 44% of our total backlog. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts can be terminated on short notice even if we are not in default. We determine the estimated backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining estimated backlog. As a result, estimates for remaining performance obligations and backlog are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.

The following table reconciles total remaining performance obligations to our backlog (a non-GAAP financial measure) by reportable segment along with estimates of amounts expected to be realized within 12 months (in thousands):

	June 30, 2026		December 31, 2025
	12 Month	Total	12 Month	Total
Electric
Remaining performance obligations	$20,409,603	$29,114,647	$14,188,737	$21,638,080
Estimated orders under MSAs and short-term, non-fixed price contracts	6,270,741	14,675,391	7,755,355	14,528,626
Backlog	$26,680,344	$43,790,038	$21,944,092	$36,166,706

Underground and Infrastructure
Remaining performance obligations	$3,105,330	$4,439,508	$1,518,060	$2,124,934
Estimated orders under MSAs and short-term, non-fixed price contracts	2,528,514	5,210,950	2,404,135	5,684,768
Backlog	$5,633,844	$9,650,458	$3,922,195	$7,809,702

Total
Remaining performance obligations	$23,514,933	$33,554,155	$15,706,797	$23,763,014
Estimated orders under MSAs and short-term, non-fixed price contracts	8,799,255	19,886,341	10,159,490	20,213,394
Backlog	$32,314,188	$53,440,496	$25,866,287	$43,976,408
The increases in both remaining performance obligations and backlog from December 31, 2025 to June 30, 2026 were partially due to the impact of acquisitions that occurred in the six months ended June 30, 2026, as well as additional awards and increased volume with existing customers.

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
Cash Requirements and Capital Allocation
During the six months ended June 30, 2026, there were no material changes outside the ordinary course of business in the specified contractual obligations or changes to our capital allocation priorities as set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2025 Annual Report.
During the six months ended June 30, 2026, we completed the acquisition of three businesses in which a portion of the consideration, net of cash acquired, consisted of $930.3 million in net cash paid on the respective acquisition dates, funded with a combination of cash and cash equivalents and borrowings from our existing debt financing arrangements. For additional information regarding our recent acquisitions, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
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
Our available commitments under our senior credit facility and cash and cash equivalents as of June 30, 2026 were as follows (in thousands):

June 30, 2026
Total capacity available for revolving loans, credit support for commercial paper program and letters of credit	$2,800,000
Less:
Borrowings of revolving loans	28,880
Commercial paper program notes outstanding (1)	448,000
Letters of credit outstanding	63,423
Available commitments for revolving loans, credit support for commercial paper program and letters of credit	2,259,697
Plus:
Cash and cash equivalents (2)	506,431
Total	$2,766,128
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
(2)     Further information with respect to our cash and cash equivalents is set forth below and in Note 13 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. This amount includes $173.9 million in jurisdictions outside of the U.S., principally in Australia. There are currently no legal or economic restrictions that would materially impede our ability to repatriate such cash.
In July 2026, we increased our aggregate revolving commitments under the credit agreement for our senior credit facility from $2.80 billion to $2.98 billion and extended the maturity date for revolving loans under the credit agreement for our senior credit facility from July 31, 2030 to July 31, 2031. Additionally, we increased the maximum aggregate amount of our existing unsecured commercial paper program from $2.80 billion to $2.98 billion of notes outstanding at any time. Such increase will be effective August 8, 2026.
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
Sources and Uses of Cash, Cash Equivalents and Restricted Cash During the Six Months Ended June 30, 2026 and 2025
In summary, our cash flows for each period were as follows (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Net cash provided by operating activities	$1,487,188	$538,909
Net cash used in investing activities	$(1,358,812)	$(980,546)
Net cash (used in) provided by financing activities	$(64,951)	$186,747
Operating Activities
Net cash provided by operating activities of $1.49 billion and $538.9 million in the six months ended June 30, 2026 and 2025 primarily reflected earnings adjusted for non-cash items and cash provided and used by the main components of working capital: “Accounts and notes receivable,” “Contract assets,”, “Inventories,” “Prepaid expenses and other current assets,” “Accounts payable and accrued expenses,” and “Contract liabilities.”
Days sales outstanding (DSO) represents the average number of days it takes revenues to be converted into cash, which management believes is an important metric for assessing liquidity. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets, less contract liabilities, and divided by average revenues per day during the quarter. DSO as of June 30, 2026 was 57 days, which was slightly lower than DSO of 62 days as of June 30, 2025 and lower than our five-year historical average DSO of 71 days. Negatively impacting DSO and cash flow from operating activities for both the six months ended June 30, 2026 and 2025 were change orders and claims included in contract assets from the large renewable transmission project in Canada further described in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. Net cash provided by operating activities for the six months ended June 30, 2025 was negatively impacted by payment of approximately $109.1 million related to the deferral of 2024 quarterly federal income tax pursuant to federal disaster relief.
Investing Activities
Net cash used in investing activities in the six months ended June 30, 2026 primarily included $930.3 million related to acquisitions and $451.0 million of capital expenditures.
Net cash used in investing activities in the six months ended June 30, 2025 primarily included $586.1 million related to acquisitions, $273.1 million of capital expenditures and $148.3 million of cash paid primarily for an integral equity method investment.
Our industry is capital intensive, and we expect substantial capital expenditures and commitments for equipment purchases and equipment lease and rental arrangements and certain strategic manufacturing facility expansions to be needed for the foreseeable future in order to meet anticipated demand for our services. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or amount of the cash needed for these initiatives. We also have various other capital commitments that are detailed in Cash Requirements and Capital Allocation above and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of Part I of our 2025 Annual Report.
Financing Activities
Net cash used in financing activities in the six months ended June 30, 2026 included $153.0 million of payments to satisfy tax withholding obligations associated with stock-based compensation, partially offset by $124.3 million of net borrowings under our senior credit facility and commercial paper program. Net cash used in financing activities in the six months ended June 30, 2026 also included $33.7 million for the payment of dividends.

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

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to those rules and regulations. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the condensed consolidated financial statements are published and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our condensed consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates. Management has reviewed its development and selection of critical accounting estimates with the Audit Committee of our Board of Directors. Our accounting policies are primarily described in Notes 2 and 4 of our 2025 Annual Report and should be read in conjunction with the accounting policies identified in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of our 2025 Annual Report, which we believe affect our more significant estimates.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2026. Our primary exposure to market risk relates to unfavorable changes in interest rates and currency exchange rates. Refer to the information on financial market risk related to changes in interest rates and foreign currency exchange rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our 2025 Annual Report.

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
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b), as such disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Evaluation of Internal Control over Financial Reporting
We acquired three businesses during the six months ended June 30, 2026. We are in the process of integrating these acquired businesses into our overall internal control over financial reporting process.
Except as noted above, there has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On June 18, 2026, we completed two acquisitions in which a portion of the consideration for the acquisitions consisted of the unregistered issuance of shares of our common stock. The aggregate consideration paid at closing in these acquisitions included 182,733 shares of our common stock, valued at $128.3 million as of the acquisition date.
Additionally, on July 10, 2026, we completed an acquisition in which a portion of the consideration for the acquisition consisted of the unregistered issuance of shares of our common stock. The aggregate consideration paid at closing in this acquisition included 64,889 shares of our common stock, valued at $45.0 million as of the acquisition date.
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
Issuer Purchases of Equity Securities During the Second Quarter of 2026
The following table contains information about our purchases of equity securities during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
April 1 - April 30
Open Market Stock Repurchases (1)	—	$—	—	$365,095,093
Tax Withholding (2)	229	$623.36	—
May 1 - May 31
Open Market Stock Repurchases (1)	—	$—	—	$1,365,095,093
Tax Withholding (2)	287	$723.15	—
June 1 - June 30
Open Market Stock Repurchases (1)	—	$—	—	$1,365,095,093
Tax Withholding (2)	12,761	$711.54	—
As of June 30, 2026	13,277		—	$1,365,095,093

(1)On May 22, 2026, we issued a press release announcing that our Board of Directors approved a stock repurchase program effective May 21, 2026 that authorizes us to purchase, from time to time, up to $1.00 billion of our outstanding common stock (the 2026 Program). Repurchases under the 2026 Program can be made in open market and privately negotiated transactions, at our discretion, based on market and business conditions, applicable contractual and legal requirements and other factors. The 2026 Program does not obligate us to acquire any specific amount of common stock and may be modified or terminated by our Board of Directors at any time at its sole discretion and without notice. Our stock repurchase program that was announced on May 24, 2023 authorized us to purchase, from time to time through June 30, 2026, up to $500 million of our outstanding common stock (the 2023 Program). Through June 30, 2026, we had acquired approximately 540,788 shares of our outstanding common stock in the open market for a total cost of approximately $134.9 million under the 2023 Program.
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

Item 5. Other Information.
Amendment to Credit Agreement
The information set forth below is included for the purpose of providing disclosure under “Item 1.01 Entry into a Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.” of Form 8-K.
On July 29, 2026, Quanta entered into the Incremental Revolving Credit Increase Agreement, Consent to Extension of the Maturity Date, Lender Joinder Agreement and Fourteenth Amendment to Fourth Amended and Restated Credit Agreement (the Amendment) among Quanta, as a borrower and the guarantor, certain of Quanta’s subsidiaries, as borrowers, the lenders party thereto, and Bank of America, N.A., as Administrative Agent. The Amendment amended the Fourth Amended and Restated Credit Agreement, dated as of December 18, 2015, as amended. The Amendment, among other things, (i) increased the aggregate commitments for revolving loans under the senior credit facility from $2.80 billion to $2.98 billion and (ii) extended the maturity date for revolving loans under the senior credit facility from July 31, 2030 to July 31, 2031.
The foregoing description of the Amendment does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Amendment, a copy of which is filed as Exhibit 10.2 to this Quarterly Report and is incorporated herein by reference.
Increase in Commercial Paper Program
The information set forth below is included for the purpose of providing disclosure under “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.” of Form 8-K.
On July 29, 2026, Quanta increased the size of its existing unsecured commercial paper program, established on August 23, 2022 (the CP Program), to permit the issuance of short-term, unsecured commercial paper notes (the Notes) up to a maximum aggregate face amount of $2.98 billion outstanding at any time, effective August 8, 2026. Prior to the increase, the CP Program permitted Quanta to issue Notes in a maximum aggregate face amount of $2.80 billion outstanding at any time. Quanta intends to continue to utilize the availability under the CP Program for general corporate purposes. After this increase, the maximum aggregate face amount of the CP Program aligns with the aggregate commitments for revolving loans under Quanta’s senior credit facility, which must be maintained to provide credit support for all Notes issued under the CP Program.
The Notes are issued pursuant to the terms and conditions of the commercial paper dealer agreements (each, a Dealer Agreement) entered into between Quanta and each commercial paper dealer acting as a dealer under the CP Program (each, a Dealer). Quanta may engage additional commercial paper dealers from time to time to act as Dealers under the CP Program. A national bank acts as issuing and paying agent under the CP Program. Except for the increase in the size of the CP Program described above, the other terms and conditions of the CP Program remain as previously described in Quanta’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2022.
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
Insider Trading Arrangements
During the three months ended June 30, 2026, no director or officer of Quanta adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.2	*
Incremental Revolving Credit Increase Agreement, Consent to Extension of the Maturity Date, Lender Joinder Agreement and Fourteenth Amendment to Fourth Amended and Restated Credit Agreement, dated as of July 29, 2026, among Quanta Services, Inc., as a borrower and the guarantor, certain subsidiaries of Quanta Services, Inc., as borrowers, the lenders party thereto and Bank of America, N.A., as Administrative Agent

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
The following financial statements from Quanta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and with detailed tags

104	*	The cover page from Quanta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101)
_______________________________________

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTA SERVICES, INC.

By:	/s/ PAUL M. NOBEL
Paul M. Nobel Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: July 30, 2026