Form 10-Q
period 2026-09-30
QUANTA SERVICES, INC.
filed 2026-10-29
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of October 26, 2026, the number of outstanding shares of Common Stock of the registrant was 150,677,145.

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
•The potential benefits from, and future financial and operational performance of, acquired businesses and our investments, including our equity interest in integral unconsolidated affiliates, such as LUMA (as defined herein);
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
•Expectations regarding the outcome of insurance claims; and
•Expectations with respect to our ability to maintain our current credit ratings.
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
•Unexpected costs, liabilities, fines or penalties that may arise from legal claims and proceedings, indemnity obligations, reimbursement obligations associated with letters of credit or bonds, multiemployer pension plans or other claims or actions asserted against us, including amounts that are not covered by, or are in excess of the coverage under, our third-party insurance and amounts related to claims up to the applicable deductible of our third-party insurance;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$2,315,271	$439,508
Accounts receivable, net	10,144,064	6,847,091
Contract assets	1,713,217	1,522,186
Inventories	480,512	370,372
Prepaid expenses and other current assets	1,053,902	724,260
Total current assets	15,706,966	9,903,417
Property and equipment, net	3,893,823	3,455,204
Operating lease right-of-use assets	485,587	400,814
Other assets, net	1,411,575	944,050
Other intangible assets, net	3,169,870	2,906,188
Goodwill	8,081,610	7,317,228
Total assets	$32,749,431	$24,926,901
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$639,343	$763,898
Current portion of operating lease liabilities	129,783	114,377
Accounts payable and accrued expenses	7,189,693	4,579,458
Contract liabilities	5,535,809	3,258,465
Total current liabilities	13,494,628	8,716,198
Long-term debt, net of current maturities	6,351,734	5,231,008
Operating lease liabilities, net of current portion	391,035	309,671
Deferred income taxes	541,020	502,626
Insurance and other non-current liabilities	1,349,217	1,139,524
Total liabilities	22,127,634	15,899,027
Commitments and Contingencies
Equity:
Common stock, $0.00001 par value, 600,000,000 shares authorized, 180,894,026 and 179,534,355 shares issued, and 150,632,207 and 149,577,564 shares outstanding	2	2
Additional paid-in capital	4,763,233	4,278,741
Retained earnings	7,989,840	6,673,990
Accumulated other comprehensive loss	(335,085)	(307,211)
Treasury stock, 30,261,819 and 29,956,791 common shares	(1,882,379)	(1,707,273)
Total stockholders’ equity	10,535,611	8,938,249
Non-controlling interests	86,186	89,625
Total equity	10,621,797	9,027,874
Total liabilities and equity	$32,749,431	$24,926,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$12,014,877	$7,631,408	$29,446,661	$20,637,749
Cost of services	10,006,595	6,414,974	24,785,872	17,579,704
Gross profit	2,008,282	1,216,434	4,660,789	3,058,045
Equity in earnings of integral unconsolidated affiliates	9,987	13,731	36,046	41,104
Selling, general and administrative expenses	(783,287)	(572,950)	(2,102,503)	(1,595,271)
Amortization of intangible assets	(188,632)	(133,195)	(497,970)	(355,935)
Increase in fair value of contingent consideration liabilities	(19,803)	(6,803)	(36,202)	(21,363)
Operating income	1,026,547	517,217	2,060,160	1,126,580
Interest and other financing expenses	(83,985)	(71,806)	(230,800)	(185,697)
Interest income	9,721	3,722	15,936	11,345
Other (expense) income, net	(7,717)	13,311	(27,211)	17,688
Income before income taxes	944,566	462,444	1,818,085	969,916
Provision for income taxes	237,655	119,605	420,164	244,585
Net income	706,911	342,839	1,397,921	725,331
Less: Net income attributable to non-controlling interests	12,052	3,419	31,056	12,403
Net income attributable to common stock	$694,859	$339,420	$1,366,865	$712,928

Earnings per share attributable to common stock:
Basic	$4.62	$2.28	$9.10	$4.80
Diluted	$4.55	$2.24	$8.97	$4.72

Shares used in computing earnings per share:
Weighted average basic shares outstanding	150,533	149,039	150,176	148,590
Weighted average diluted shares outstanding	152,693	151,496	152,388	151,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$706,911	$342,839	$1,397,921	$725,331
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment gain (loss)	(845)	(27,215)	(33,764)	46,338
Reclassification of foreign currency translation losses to net income	7,024	—	7,024	—
Other comprehensive (loss) income	(114)	17	(1,134)	462
Other comprehensive income (loss), net of taxes	6,065	(27,198)	(27,874)	46,800
Comprehensive income	712,976	315,641	1,370,047	772,131
Less: Comprehensive income attributable to non-controlling interests	12,052	3,419	31,056	12,403
Comprehensive income attributable to common stock	$700,924	$312,222	$1,338,991	$759,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$1,397,921	$725,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	350,819	300,714
Amortization of intangible assets	497,970	355,935
Non-cash stock-based compensation	193,939	129,121
Other non-cash adjustments, net	54,201	91,582
Changes in assets and liabilities, net of non-cash transactions:
Accounts, notes and retainage receivable	(2,647,441)	(780,448)
Contract assets	(510,907)	(321,659)
Inventories	(109,832)	(70,821)
Prepaid expenses and other current assets	(135,708)	(135,670)
Accounts payable and accrued expenses, insurance and other non-current liabilities	1,929,344	701,740
Contract liabilities	1,983,686	124,823
Other assets and liabilities, net	(63,063)	(18,243)
Net cash provided by operating activities	2,940,929	1,102,405
Cash Flows from Investing Activities:
Capital expenditures	(719,005)	(415,560)
Proceeds from sale of and insurance settlements related to property and equipment	47,832	39,439
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(1,095,815)	(1,783,250)
Investments in unconsolidated affiliates and other	(49,957)	(149,201)
Other, net	14,812	22,886
Net cash used in investing activities	(1,802,133)	(2,285,686)
Cash Flows from Financing Activities:
Borrowings under credit facility and commercial paper program	44,046,572	36,838,696
Payments under credit facility and commercial paper program	(45,015,979)	(36,889,918)
Net proceeds from notes offerings	1,984,335	1,488,995
Borrowings of short-term debt	104,480	—
Payments of short-term debt	(104,480)	—
Payments of contingent consideration liabilities recorded at acquisition date	(7,246)	(102,558)
Payments related to tax withholding for stock-based compensation	(174,685)	(97,610)
Payments of dividends	(50,901)	(45,387)
Repurchase of common stock	—	(134,555)
Other, net	(56,748)	(26,254)
Net cash provided by financing activities	725,348	1,031,409

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	14,322	19,538
Net increase (decrease) in cash, cash equivalents and restricted cash	1,878,466	(132,334)
Cash, cash equivalents and restricted cash, beginning of period	442,823	746,010
Cash, cash equivalents and restricted cash, end of period	$2,321,289	$613,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
	Common Stock				Other		Total	Non-
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity	Controlling Interests	Total Equity
Balance at December 31, 2025	149,577,564	$2	$4,278,741	$6,673,990	$(307,211)	$(1,707,273)	$8,938,249	$89,625	$9,027,874
Other comprehensive loss	—	—	—	—	(11,848)	—	(11,848)	—	(11,848)
Acquisitions	—	—	—	—	—	—	—	(415)	(415)
Stock-based compensation activity	478,772	—	58,282	—	—	(143,965)	(85,683)	—	(85,683)
Dividends declared ($0.11 per share)	—	—	—	(16,774)	—	—	(16,774)	—	(16,774)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,668)	(1,668)
Net income	—	—	—	220,625	—	—	220,625	10,806	231,431
Balance at March 31, 2026	150,056,336	$2	$4,337,023	$6,877,841	$(319,059)	$(1,851,238)	$9,044,569	$98,348	$9,142,917
Other comprehensive loss	—	—	—	—	(22,091)	—	(22,091)	—	(22,091)
Acquisitions	185,733	—	129,991	—	—	—	129,991	(75)	129,916
Stock-based compensation activity	31,730	—	60,524	—	—	(9,603)	50,921	—	50,921
Dividends declared ($0.11 per share)	—	—	—	(16,829)	—	—	(16,829)	—	(16,829)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,470)	(2,470)
Net income	—	—	—	451,381	—	—	451,381	8,198	459,579
Balance at June 30, 2026	150,273,799	$2	$4,527,538	$7,312,393	$(341,150)	$(1,860,841)	$9,637,942	$104,001	$9,741,943
Other comprehensive income	—	—	—	—	6,065	—	6,065	—	6,065
Acquisitions	299,176	—	171,232	—	—	—	171,232	(215)	171,017
Stock-based compensation activity	59,232	—	64,463	—	—	(21,538)	42,925	—	42,925
Dividends declared ($0.11 per share)	—	—	—	(17,412)	—	—	(17,412)	—	(17,412)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(29,652)	(29,652)
Net income	—	—	—	694,859	—	—	694,859	12,052	706,911
Balance at September 30, 2026	150,632,207	$2	$4,763,233	$7,989,840	$(335,085)	$(1,882,379)	$10,535,611	$86,186	$10,621,797

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

2. REVENUE RECOGNITION AND RELATED BALANCE SHEET ACCOUNTS:
Contracts
Quanta’s services are generally provided pursuant to master service agreements (MSAs), repair and maintenance contracts, and fixed price and non-fixed price construction contracts. Contracts are combined if they are entered into at or near the same time as one another and negotiated as a group, in contemplation of one another, for a related commercial purpose. When applicable, the transaction price is allocated to performance obligations on the basis of relative standalone selling prices that are generally determined using an expected profit margin on anticipated costs related to the performance obligation. Quanta’s contracts are classified into three categories based on the methods by which transaction prices are determined and revenue is recognized: unit-price contracts, cost-plus contracts and fixed price contracts.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables present Quanta’s revenue disaggregated by contract type and by geographic location, as determined by the job location (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
By contract type:
Fixed price contracts	$8,176,256	68.1%	$4,813,711	63.1%	$19,033,523	64.6%	$12,517,491	60.7%
Unit-price contracts	1,840,389	15.3	1,692,949	22.2	5,333,188	18.1	4,882,579	23.7
Cost-plus contracts	1,998,232	16.6	1,124,748	14.7	5,079,950	17.3	3,237,679	15.6
Total revenues	$12,014,877	100.0%	$7,631,408	100.0%	$29,446,661	100.0%	$20,637,749	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
By primary geographic location:
United States	$11,428,787	95.2%	$7,112,960	93.3%	$27,893,860	94.8%	$19,180,023	92.9%
Canada	336,808	2.8	275,644	3.6	828,582	2.8	724,296	3.5
Australia	221,329	1.8	202,031	2.6	629,183	2.1	571,222	2.8
Others	27,953	0.2	40,773	0.5	95,036	0.3	162,208	0.8
Total revenues	$12,014,877	100.0%	$7,631,408	100.0%	$29,446,661	100.0%	$20,637,749	100.0%
Under fixed-price contracts, as well as unit-price contracts with more than an insignificant amount of partially completed units, revenue is recognized as performance obligations are satisfied over time, with the percentage of completion generally measured as the percentage of costs incurred to total estimated costs for such performance obligation. Approximately 71.5% and 64.6% of Quanta’s revenues recognized during the three months ended September 30, 2026 and 2025 were associated with this revenue recognition method, and 68.5% and 63.6% of Quanta’s revenues recognized during the nine months ended September 30, 2026 and 2025 were associated with this revenue recognition method.
Performance Obligations

Quanta’s remaining performance obligations represent management’s estimates of the consolidated revenues that are expected to be realized from the remaining portion of firm orders under fixed price contracts not yet completed or for which work had not yet begun as of such dates and, to a lesser extent, from certain unit-price contracts with more than an insignificant amount of partially completed units. As of September 30, 2026 and December 31, 2025, Quanta’s remaining performance obligations were approximately $41.75 billion and $23.76 billion, of which (i) approximately 67% and 66% are expected to be recognized as revenue within the 12 months following September 30, 2026 and December 31, 2025, (ii) a substantial majority of each remaining balance is expected to be recognized within the following 24 months, and (iii) the remainder of each balance is expected to be recognized thereafter. Estimates of the timing of revenue recognition of remaining performance obligations are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory and permitting requirements, natural disasters, emergencies and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.
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
As of September 30, 2026 and December 31, 2025, Quanta had recognized revenues of $488.4 million and $983.6 million related to unapproved change orders and claims included as contract price adjustments primarily in “Contract assets” in the accompanying condensed consolidated balance sheets. These change orders and claims were in the process of being negotiated in the normal course of business and represent management’s estimates of additional contract revenues that have been earned and are probable of collection. The largest component of the decrease in the unapproved change orders and claims from December 31, 2025 to September 30, 2026 was related to the approval by the customer of the balance associated with a large renewable transmission project in Canada. The project was completed in 2024.
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
Revenues were impacted by 1.1% and 1.1% during the three months ended September 30, 2026 and 2025 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to June 30, 2026 and 2025. Revenues were impacted by 0.2% and 0.3% during the nine months ended September 30, 2026 and 2025 as a result of changes in estimates associated with performance obligations on fixed price contracts partially satisfied prior to December 31, 2025 and 2024. The net impacts resulted from net changes in estimates across a large number of projects, primarily as a result of favorable or unfavorable performance and changes in estimates related to mitigation of risks and contingencies as the projects progressed to completion. These changes were made in the ordinary course of business and there were no changes that resulted in material amounts that should have been recognized in a prior period.
Contract Assets and Liabilities
Contract assets and liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Contract assets	$1,713,217	$1,522,186
Contract liabilities	$5,535,809	$3,258,465
Contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; recognized unapproved change orders and contract claims; and acquisitions. The increase in contract assets from December 31, 2025 to September 30, 2026 was primarily due to increased activity of large projects, and, to a lesser extent, acquisitions. The increase in contract liabilities from December 31, 2025 to September 30, 2026 was primarily due to an increase in favorable billing terms on certain large projects, and, to a lesser extent, acquisitions.
During the nine months ended September 30, 2026 and 2025, Quanta recognized revenue of approximately $2.76 billion and $1.94 billion related to contract liabilities outstanding as of the end of each respective prior year.
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
Quanta’s historical loss ratio and its determination of risk pools, which are used to calculate expected credit losses, may be adjusted for changes in customer credit concentrations or changes in overall customer profile within its portfolio of financial assets, changes in customers’ ability to pay, and other considerations, such as economic and market changes, changes to regulatory or technological environments affecting customers and the consistency between current and forecasted economic conditions and the historical economic conditions used to derive historical loss ratios. At the end of each quarter, management reassesses these and other relevant factors, including the impact of uncertainty and challenges in the overall economy and in Quanta’s industries and markets, (e.g., inflationary pressure, supply chain and other logistical challenges and increased interest rates).
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
Accounts receivable are written-off against the allowance for credit losses if they are deemed uncollectible.
Activity in Quanta’s allowance for credit losses consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Balance at beginning of period	$12,156	$15,630	$15,706	$15,185
Increase (decrease) in provision for credit losses	1,027	897	(1,963)	2,499
Write-offs charged against the allowance net of recoveries of amounts previously written off	(1,010)	(563)	(1,570)	(1,720)
Balance at end of period	$12,173	$15,964	$12,173	$15,964
The above activity relates to the largest risk pool Quanta utilizes for assessing credit loss. The second risk pool represents approximately 8% of Quanta’s consolidated financial assets as of September 30, 2026 and did not have any allowance for credit loss or experience any credit loss during the periods presented. Quanta’s customers generally have high credit ratings. In addition, the customers in the second risk pool typically pre-approve invoices and often receive project financing.
Provision for credit losses is included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations.
Quanta is subject to concentrations of credit risk related primarily to its receivable position for services Quanta has performed for customers. Quanta grants credit under normal payment terms, generally without collateral. No customer represented 10% or more of Quanta’s consolidated revenues for the three and nine months ended September 30, 2026 or 2025, and no customer represented 10% or more of Quanta’s consolidated receivable position as of September 30, 2026 or December 31, 2025.
Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on Quanta’s experience in recent years, the majority of these retainage balances are expected to be collected within one year. Retainage balances with expected settlement dates within one year of September 30, 2026 and December 31, 2025 were $1.36 billion and $994.1 million, which are included in “Accounts receivable.” Retainage balances with expected settlement dates beyond one year were $394.8 million and $228.7 million as of September 30, 2026 and December 31, 2025 and are included in “Other assets, net.”
Quanta recognizes unbilled receivables for non-fixed price contracts within “Accounts receivable” in certain circumstances, such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

contract until a later date or when amounts arise from routine lags in billing. These balances do not include revenues recognized for work performed under fixed-price contracts and unit-price contracts with more than an insignificant amount of partially completed units, as these amounts are recorded as “Contract assets.” As of September 30, 2026 and December 31, 2025, unbilled receivables included in “Accounts receivable” were $1.71 billion and $1.10 billion. Quanta also recognizes unearned revenues for non-fixed price contracts when cash is received prior to recognizing revenues for the related performance obligation. Unearned revenues, which are included in “Accounts payable and accrued expenses,” were $371.0 million and $121.0 million as of September 30, 2026 and December 31, 2025.

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

Three Months Ended September 30, 2026	Electric	Underground and Infrastructure	Total
Revenues	$9,799,838	$2,215,039	$12,014,877

Segment operating expense (excluding segment depreciation expense)	8,481,235	1,982,711	10,463,946
Segment depreciation expense	90,453	24,376	114,829
Segment operating expenses	8,571,688	2,007,087	10,578,775
Equity in earnings of integral unconsolidated affiliates	9,987	—	9,987
Segment operating income	$1,238,137	$207,952	$1,446,089
Segment operating margin	12.6%	9.4%
Corporate and non-allocated costs (1)			(419,542)
Total consolidated operating income			$1,026,547

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Three Months Ended September 30, 2025	Electric	Underground and Infrastructure	Total
Revenues	$6,172,019	$1,459,389	$7,631,408

Segment operating expense (excluding segment depreciation expense)	5,409,552	1,310,598	6,720,150
Segment depreciation expense	72,359	26,575	98,934
Segment operating expenses	5,481,911	1,337,173	6,819,084
Equity in earnings of integral unconsolidated affiliates	13,731	—	13,731
Segment operating income	$703,839	$122,216	$826,055
Segment operating margin	11.4%	8.4%
Corporate and non-allocated costs (1)			(308,838)
Total consolidated operating income			$517,217

Nine Months Ended September 30, 2026	Electric	Underground and Infrastructure	Total
Revenues	$24,106,300	$5,340,361	$29,446,661

Segment operating expense (excluding segment depreciation expense)	21,184,939	4,796,501	25,981,440
Segment depreciation expense	259,963	74,519	334,482
Segment operating expenses	21,444,902	4,871,020	26,315,922
Equity in earnings of integral unconsolidated affiliates	36,046	—	36,046
Segment operating income	$2,697,444	$469,341	$3,166,785
Segment operating margin	11.2%	8.8%
Corporate and non-allocated costs (1)			(1,106,625)
Total consolidated operating income			$2,060,160

Nine Months Ended September 30, 2025	Electric	Underground and Infrastructure	Total
Revenues	$16,574,484	$4,063,265	$20,637,749

Segment operating expense (excluding segment depreciation expense)	14,743,565	3,695,534	18,439,099
Segment depreciation expense	207,400	77,945	285,345
Segment operating expenses	14,950,965	3,773,479	18,724,444
Equity in earnings of integral unconsolidated affiliates	41,104	—	41,104
Segment operating income	$1,664,623	$289,786	$1,954,409
Segment operating margin	10.0%	7.1%
Corporate and non-allocated costs (1)			(827,829)
Total consolidated operating income			$1,126,580
(1)    Corporate and non-allocated costs included amortization expense of $188.6 million and $133.2 million and non-cash stock-based compensation of $67.9 million and $46.9 million for the three months ended September 30, 2026 and 2025. Corporate and non-allocated costs included amortization expense of $498.0 million and $355.9 million and non-cash stock-based compensation of $193.9 million and $129.1 million for the nine months ended September 30, 2026 and 2025.

4. ACQUISITIONS:
Subsequent to September 30, 2026, Quanta completed the acquisition of a business located in the United States that manufactures steel monopoles and specializes in the design, engineering, manufacturing and servicing of high-quality, tubular

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

steel structures, as well as high-mast and other lighting towers and structures (which will primarily be included in the Electric segment).
During the nine months ended September 30, 2026, Quanta acquired five businesses, including a business located in the United States that provides utility construction, electrical contracting, industrial and energy infrastructure, and facilities services (which is included in the Electric segment); a business located in the United States that provides a full suite of front-end services, including land services (title and right-of-way), surveying and geospatial services, and engineering design work (which is included in both the Underground and Infrastructure and Electric segments); a business located in the United States that is a multi-craft, heavy industrial contractor (which is included in the Underground and Infrastructure segment); a business located in Australia that provides turnkey engineering, fabrication and manufacturing, including transportable substation buildings and switchgear, and construction services (which is included in the Electric segment); and a business located in the United States that provides engineering and design, fabrication, automation and controls, and engineering, procurement and construction services (which is included in the Underground and Infrastructure segment). The consideration for the transactions consisted of approximately $1.29 billion in cash, including payment for cash and cash equivalents and restricted cash of $220.3 million held by the businesses as of the acquisition dates, and 481,909 shares of Quanta common stock, which had a fair value of $299.6 million as of the respective acquisition dates. The final amount of consideration for these acquisitions remains subject to certain post-closing adjustments, including with respect to net working capital, tax estimates and other contractually agreed-upon adjustments to consideration. Additionally, pursuant to the terms of the agreements, the former owners of certain of these businesses are eligible to receive payments of contingent consideration of up to approximately $242.4 million to the extent the acquired businesses achieve certain financial and other operating performance targets during post-acquisition measurement periods of up to four years. To the extent payable, Quanta, at its sole discretion, can pay up to approximately one-seventh of such contingent consideration amount in Quanta common stock.
On July 25, 2025, Quanta completed the acquisition of Dynamic Systems (DSI), LLC (Dynamic Systems), which provides turnkey mechanical, plumbing and process infrastructure solutions to a diversified customer base that includes technology, semiconductor, healthcare and other load center markets. Dynamic Systems is located in the United States, and its results have been primarily included in the Underground and Infrastructure segment. The consideration for the acquisition included approximately $1.27 billion in cash and 518,772 shares of Quanta common stock, which had a fair value of $218.8 million as of the acquisition date. Additionally, the former owner of Dynamic Systems is eligible for a potential contingent consideration payment of up to $216.0 million to the extent the acquired business achieves certain financial and other operating performance targets during a two-year post-acquisition period beginning in January 2026. To the extent payable, Quanta, at its sole discretion, can pay 15% of any such contingent consideration amount in Quanta common stock.
During the year ended December 31, 2025, Quanta also acquired seven additional businesses, including two businesses located in the United States that specialize in civil solutions, including site clearing, earthwork, soil stabilization and infrastructure development (which have been included in the Underground and Infrastructure segment); a business located in Australia that specializes in electrical engineering and the design and manufacturing of industrial technology solutions (which has been included in both the Electric and Underground and Infrastructure segments); a business located in the United States that specializes in utility construction and related support services (which has primarily been included in the Electric segment); a business located in the United States that specializes in the design, construction and repair of overhead and underground transmission and distribution infrastructure, civil construction services related to substations, as well as helicopter services for electric utility infrastructure (which has primarily been included in the Electric segment); a business located in the United States that specializes in electrical solutions, including low voltage technology, testing, engineering, integration, renewable energy and electric prefabrication solutions (which has primarily been included in the Electric segment); and a business located in the United States that provides helicopter services (which has primarily been included in the Electric segment and was accounted for as an asset acquisition so is not included in the disclosures in this note). The consideration for the transactions completed in 2025, other than Dynamic Systems, and accounted for as business combinations, consisted of approximately $2.01 billion in cash and 789,824 shares of Quanta common stock, which had a fair value of $284.5 million as of the respective acquisition dates. The final amount of consideration for certain of these acquisitions remains subject to certain post-closing adjustments, including with respect to tax estimates. Additionally, pursuant to the terms of the agreements, the former owners of certain of these businesses are eligible to receive payments of contingent consideration of up to approximately $228.4 million to the extent the acquired businesses achieve certain financial and other operating performance targets during measurement periods of up to three years. To the extent payable, Quanta, at its sole discretion, can pay up to approximately one-fourth of such contingent consideration amount in Quanta common stock.
The results of operations of acquired businesses have been included in Quanta’s consolidated financial statements since their respective acquisition dates.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Purchase Price Allocation
Quanta is finalizing its purchase price allocations, including the assignment of goodwill to its reporting units, related to certain businesses acquired subsequent to September 30, 2025, and further adjustments to the purchase price allocations may occur, with possible updates primarily related to intangible asset values, property and equipment values, leases, certain contingent liabilities, tax estimates, and the finalization of closing working capital adjustments and other contractually agreed-upon adjustments to consideration. The aggregate consideration for businesses acquired from October 1, 2025 to September 30, 2026 was allocated to acquired assets and assumed liabilities, which resulted in an allocation of $556.6 million to net tangible assets, $1.49 billion to identifiable intangible assets and $1.37 billion to goodwill.
The following table summarizes the estimated fair value of total consideration transferred or estimated to be transferred and the fair value of assets acquired and liabilities assumed recognized as of their respective acquisition dates as of September 30, 2026 for acquisitions completed in the nine months ended September 30, 2026 (in thousands):

September 30, 2026
Consideration:
Cash paid or payable	$1,290,506
Value of Quanta common stock issued	299,555
Contingent consideration	209,605
Fair value of total consideration transferred or estimated to be transferred	$1,799,666

Cash and cash equivalents	$219,797
Accounts receivable	611,942
Contract assets	57,405
Inventories	815
Prepaid expenses and other current assets	22,278
Property and equipment	67,369
Operating lease right-of-use assets	38,316
Other assets	36,799
Identifiable intangible assets	772,233
Current portion of operating lease liabilities	(6,306)
Accounts payable and accrued expenses	(364,364)
Contract liabilities	(294,225)
Operating lease liabilities, net of current portion	(32,010)
Deferred income taxes	(25,401)
Insurance and other non-current liabilities	(192)
Total identifiable net assets	1,104,456
Goodwill	695,210
Fair value of net assets acquired	$1,799,666
Goodwill represents the amount by which the purchase price for an acquired business exceeds the net fair value of the identifiable assets acquired and liabilities assumed. The acquisitions completed during the nine months ended September 30, 2026 contributed to the recognition of goodwill by strategically expanding Quanta’s Electric and Underground and Infrastructure segments in the United States and the Electric segment in Australia. During the nine months ended September 30, 2026, changes in goodwill included an increase of $75.4 million, primarily related to the Electric segment, as a result of certain measurement period adjustments primarily related to identifiable intangibles and property and equipment associated with certain of Quanta’s 2025 acquisitions. As of September 30, 2026, approximately $527.6 million of goodwill related to acquisitions completed in the nine months ended September 30, 2026 is expected to be deductible for income tax purposes.
Quanta’s identifiable intangible assets subject to amortization include customer relationships, backlog, trade names, non-compete agreements, and patented rights and other. The following table summarizes the estimated fair values of identifiable intangible assets for the acquisitions completed in the nine months ended September 30, 2026 as of the acquisition dates and the

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

related weighted average amortization periods by type (in thousands, except for weighted average amortization periods, which are in years).

	Nine Months Ended September 30, 2026
	Estimated Fair Value	Weighted Average Amortization Period in Years
Customer relationships	$565,235	7.0
Trade names	109,044	15.0
Backlog	94,254	1.5
Non-compete agreements	3,700	5.0
Total identifiable intangible assets	$772,233	7.5
The level of inputs used for these identifiable intangible asset fair value measurements is Level 3.
The significant assumptions used by management in determining the fair values of customer relationships include future revenues, margins, discount rates and customer attrition rates. The following table includes the discount rates and customer attrition rates used to determine the fair value of customer relationships for businesses acquired during the nine months ended September 30, 2026 as of the respective acquisition dates:

	Nine Months Ended
	September 30, 2026
	Range	Weighted Average
Discount rates	13% to 29%	19%
Customer attrition rates	10% to 20%	11%
Contingent Consideration
As described above, certain business acquisitions have contingent consideration liabilities associated with the transactions. The aggregate fair value of outstanding contingent consideration liabilities for acquisitions completed prior to September 30, 2026 and their classification in the accompanying condensed consolidated balance sheets is as follows (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable and accrued expenses	$161,915	$7,333
Insurance and other non-current liabilities	675,465	586,496
Total contingent consideration liabilities	$837,380	$593,829
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
Each of Quanta’s outstanding contingent consideration liabilities is subject to a maximum payment amount. As of September 30, 2026, the aggregate maximum payment amount of these liabilities totaled $921.5 million. During the nine months ended September 30, 2026, Quanta made cash payments of $7.2 million and issued 3,000 shares to settle contingent consideration liabilities. During the nine months ended September 30, 2025, Quanta made cash payments of $106.8 million and issued 158,040 shares of its common stock to settle contingent consideration liabilities.
Pro Forma Results of Operations
The following unaudited supplemental pro forma results of operations for Quanta, which incorporate the acquisitions completed in the nine months ended September 30, 2026 and the year ended December 31, 2025, have been provided for

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

illustrative purposes only and may not be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$12,048,780	$8,643,483	$30,556,051	$24,144,081
Net income attributable to common stock (1)	$691,434	$315,793	$1,339,636	$713,314
(1) The pro forma results of operations for the three and nine months ended September 30, 2026 include one-time acquisition-related expenses of $5.1 million ($3.8 million net of tax) and $40.6 million ($30.1 million net of tax) for pre-acquisition transaction costs incurred by certain acquired businesses. The pro forma results of operations for the three and nine months ended September 30, 2025 include one-time acquisition-related expenses of $34.0 million ($25.2 million net of tax) for pre-acquisition transaction costs incurred by Dynamic Systems.
The pro forma combined results of operations for the three and nine months ended September 30, 2026 and 2025 were prepared by adjusting the historical results of Quanta to include the historical results of the businesses acquired in 2026 as if such acquisitions had occurred January 1, 2025. The pro forma combined results of operations for the three and nine months ended September 30, 2025 were prepared by further adjusting the historical results of Quanta to include the historical results of the businesses acquired in 2025 as if such acquisitions had occurred January 1, 2024. The pro forma combined historical results were adjusted for the following: a reduction of interest and other financing expenses as a result of the repayment of outstanding indebtedness of the acquired businesses; an increase in interest and other financing expenses as a result of the debt incurred by Quanta for the purpose of financing the acquisitions of Dynamic Systems and cash consideration paid for the other acquired businesses; an increase in amortization expense due to the intangible assets recorded; elimination of inter-company sales; and changes in depreciation expense to adjust acquired property and equipment to the acquisition date fair value and to conform with Quanta’s accounting policies. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs incurred by Quanta or acquired businesses or any cost savings or other synergies that resulted or may result from the acquisitions.
Impact on Consolidated Results of Operations Related to Acquisitions
Included in Quanta’s condensed consolidated results of operations were the following revenues and income before income taxes related to acquisitions completed in the respective period (in thousands). Also included in Quanta’s condensed consolidated results of operations for the three and nine months ended September 30, 2026 were acquisition costs of $14.3 million and $40.6 million related to the acquisitions completed in the nine months ended September 30, 2026. Also included in Quanta’s condensed consolidated results of operations for the three and nine months ended September 30, 2025 were acquisition costs of $19.5 million and $33.7 million related to the acquisitions completed in the nine months ended September 30, 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$898,627	$335,700	$985,686	$548,200
Income before income taxes	$90,203	$22,100	$95,757	$24,400

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

5. INVESTMENTS IN AFFILIATES AND OTHER ENTITIES:
Equity Investments
The following table presents Quanta’s equity investments by type (in thousands):

	September 30, 2026	December 31, 2025
Equity method investments - integral unconsolidated affiliates	$275,296	$265,094
Equity method investments - non-integral unconsolidated affiliates	96,190	76,134
Non-marketable equity securities	56,008	70,453
Total equity investments	$427,494	$411,681
Equity Method Investments
During the nine months ended September 30, 2026, Quanta acquired a 49% equity interest in a joint venture formed to manufacture high-voltage dead-tank circuit breakers. Quanta’s investment is accounted for as an equity method investment and the investee is considered to be an integral unconsolidated affiliate.
As of September 30, 2026 and December 31, 2025, Quanta had receivables of $158.5 million and $165.0 million from its unconsolidated affiliates and payables of $36.3 million and $20.3 million to its unconsolidated affiliates. Quanta recognized revenues of $19.2 million and $36.9 million during the three months ended September 30, 2026 and 2025 and $72.5 million and $133.8 million during the nine months ended September 30, 2026 and 2025 from services provided to its unconsolidated affiliates. The receivables balances and revenues recognized are primarily related to services provided to LUMA Energy, LLC (LUMA), Quanta’s joint venture that operates and maintains the electric transmission and distribution system in Puerto Rico, at cost. During the three months ended September 30, 2026 and 2025, Quanta recognized costs of services of $126.9 million and $168.8 million for services provided to Quanta by unconsolidated affiliates other than LUMA. During the nine months ended September 30, 2026 and 2025, Quanta recognized costs of services of $367.8 million and $393.6 million for services provided to Quanta by unconsolidated affiliates other than LUMA.
The following table presents Quanta’s equity in earnings (losses) from integral and non-integral unconsolidated affiliates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Equity in earnings from integral unconsolidated affiliates	$9,987	$13,731	$36,046	$41,104
Equity in losses from non-integral unconsolidated affiliates	$(1,420)	$(80)	$(10,097)	$(497)
Equity in earnings (losses) from non-integral unconsolidated affiliates are included in “Other (expense) income, net” in the accompanying condensed consolidated statements of operations. As of September 30, 2026, Quanta had $65.9 million of undistributed earnings from unconsolidated affiliates.
Any difference between Quanta’s carrying value and the underlying equity in the net assets of its equity investments is assigned to the assets and liabilities of the investment, and gives rise to a basis difference, which was $162.9 million and $168.0 million as of September 30, 2026 and December 31, 2025, of which $40.8 million and $62.3 million was amortizable. The amortization of the basis difference was $2.4 million and $3.0 million for the three months ended September 30, 2026 and 2025 and $5.1 million and $5.5 million for the nine months ended September 30, 2026 and 2025. The largest component of amortization of basis difference is generally included in “Equity in earnings of integral unconsolidated affiliates” in the accompanying condensed consolidated statements of operations.
Non-Marketable Equity Securities
As of September 30, 2026 and December 31, 2025, Quanta had cumulative impairments of $31.1 million and $18.1 million related to its non-marketable equity securities.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6. PER SHARE INFORMATION:
The amounts used to compute basic and diluted earnings per share attributable to common stock consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Amounts attributable to common stock:
Net income attributable to common stock	$694,859	$339,420	$1,366,865	$712,928
Weighted average shares:
Weighted average shares outstanding for basic earnings per share attributable to common stock	150,533	149,039	150,176	148,590
Effect of dilutive unvested non-participating stock-based awards (1)	2,160	2,457	2,212	2,538
Weighted average shares outstanding for diluted earnings per share attributable to common stock	152,693	151,496	152,388	151,128
(1) Performance stock units (PSUs) are included in the weighted-average common equivalent shares based on the number of shares that would be issued if the performance period ended on the last day of the reporting period, if the result would be dilutive.

7. DEBT OBLIGATIONS:
Quanta’s long-term debt obligations consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
4.75% Senior Notes due August 2027	$600,000	$600,000
4.30% Senior Notes due August 2028	500,000	500,000
4.85% Senior Notes due August 2029	500,000	—
2.90% Senior Notes due October 2030	1,000,000	1,000,000
4.50% Senior Notes due January 2031	500,000	500,000
2.35% Senior Notes due January 2032	500,000	500,000
5.30% Senior Notes due August 2033	750,000	—
5.25% Senior Notes due August 2034	650,000	650,000
5.10% Senior Notes due August 2035	500,000	500,000
5.55% Senior Notes due August 2036	750,000	—
3.05% Senior Notes due October 2041	500,000	500,000
Borrowings under senior credit facility including Term Loan as of December 31, 2025	20,375	675,000
Borrowings under commercial paper program	—	316,000
Lease financing transactions	225,911	198,847
Other long-term debt	1,745	2,761
Finance leases	48,839	93,055
Unamortized discount and financing costs	(55,793)	(40,757)
Total long-term debt obligations	6,991,077	5,994,906
Less — Current maturities of long-term debt	639,343	763,898
Total long-term debt obligations, net of current maturities	$6,351,734	$5,231,008

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Senior Notes
In August 2026, Quanta issued $2.00 billion aggregate principal amount of senior notes consisting of $500.0 million aggregate principal amount of 4.85% senior notes due August 2029 (the 2029 notes), $750.0 million aggregate principal amount of 5.30% senior notes due August 2033 (the 2033 notes) and $750.0 million aggregate principal amount of 5.55% senior notes due August 2036 (the 2036 notes). The cumulative proceeds from the public offering of the 2029 notes, 2033 notes and 2036 notes were $1.98 billion, net of the original issue discount, underwriting discounts and deferred financing costs. The 2029 notes, 2033 notes and 2036 notes rank equally in right of payment with all of Quanta’s existing and future senior unsecured indebtedness. Quanta used a portion of the proceeds to repay certain outstanding borrowings and the remainder has been or will be utilized for general corporate purposes.
The interest amounts due on Quanta’s senior notes on each payment date are set forth below (dollars in thousands):

Title of the Notes	Interest Amount	Payment Dates	Commencement Date
4.75% Senior Notes due August 2027	$14,250	February 9 and August 9	February 9, 2025
4.30% Senior Notes due August 2028	$10,750	February 9 and August 9	February 9, 2026
4.85% Senior Notes due August 2029	$12,125	February 9 and August 9	February 9, 2027
2.90% Senior Notes due October 2030	$14,500	April 1 and October 1	April 1, 2021
4.50% Senior Notes due January 2031	$11,250	January 15 and July 15	January 15, 2026
2.35% Senior Notes due January 2032	$5,875	January 15 and July 15	July 15, 2022
5.30% Senior Notes due August 2033	$19,875	February 9 and August 9	February 9, 2027
5.25% Senior Notes due August 2034	$17,063	February 9 and August 9	February 9, 2025
5.10% Senior Notes due August 2035	$12,750	February 9 and August 9	February 9, 2026
5.55% Senior Notes due August 2036	$20,813	February 9 and August 9	February 9, 2027
3.05% Senior Notes due October 2041	$7,625	April 1 and October 1	April 1, 2022
The fair value of Quanta’s senior notes was $6.23 billion as of September 30, 2026, compared to a carrying value of $6.69 billion net of unamortized bond discount, underwriting discounts and deferred financing costs of $55.8 million. The fair value of the senior notes is based on the quoted market prices for the same issue, and the senior notes are categorized as Level 1 liabilities.
Senior Credit Facility
As of September 30, 2026, the credit agreement for Quanta’s senior credit facility provided for aggregate revolving commitments of $2.98 billion, with a maturity date of July 31, 2031. In July 2026, Quanta increased its aggregate revolving commitments under the credit agreement for its senior credit facility from $2.80 billion to $2.98 billion and extended the maturity date for revolving loans under the credit agreement for its senior credit facility from July 31, 2030 to July 31, 2031.
On September 1, 2026, Quanta repaid the full $618.8 million outstanding balance of the term loan under the senior credit facility.
Borrowings under the senior credit facility, including the term loan prior to its repayment, and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Maximum amount outstanding	$670,936	$1,444,375	$719,483	$1,444,375
Average daily amount outstanding	$430,289	$735,573	$587,637	$717,016
Weighted-average interest rate	4.94%	5.77%	4.94%	5.71%
As of September 30, 2026, Quanta was in compliance with all of the financial covenants under the credit agreement.
Revolving Loans. As of September 30, 2026, Quanta had $20.4 million of outstanding revolving loans under the senior credit facility, all of which were denominated in Canadian dollars. Available commitments for revolving loans under Quanta’s senior credit facility must be maintained to provide credit support for notes issued under Quanta’s commercial paper program, and therefore such notes effectively reduce the available capacity under its senior credit facility.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Letters of Credit. As of September 30, 2026, Quanta had $63.5 million of letters of credit issued under the senior credit facility, which were primarily denominated in U.S. dollars.
As of September 30, 2026, $2.90 billion remained available under the senior credit facility for new revolving loans, letters of credit and support of the commercial paper program.
Commercial Paper Program
As of September 30, 2026, Quanta had no outstanding unsecured notes under its commercial paper program.
Borrowings under the commercial paper program and the applicable interest rates were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Maximum amount outstanding	$880,000	$1,500,000	$1,000,000	$1,500,000
Average daily amount outstanding	$233,315	$657,000	$376,171	$475,880
Weighted-average interest rate	3.99%	4.64%	4.01%	4.75%
Effective August 8, 2026, Quanta increased the maximum aggregate amount of its existing unsecured commercial paper program from $2.80 billion to $2.98 billion of notes outstanding at any time.
Additional Letters of Credit
As of September 30, 2026, Quanta had $847.9 million of letters of credit issued outside of its senior credit facility, which were primarily denominated in U.S. dollars.

8. INCOME TAXES:
Quanta’s effective tax rates for the three months ended September 30, 2026 and 2025 were 25.2% and 25.9%. The lower effective tax rate for the three months ended September 30, 2026 was primarily due to changes in the mix of earnings across the jurisdictions in which Quanta operates.
Quanta’s effective tax rates for the nine months ended September 30, 2026 and 2025 were 23.1% and 25.2%. The lower effective tax rate for the nine months ended September 30, 2026 was primarily due to a $33.3 million increase in U.S. federal and state tax benefit from the vesting of equity incentive awards.
As of September 30, 2026, the total amount of unrecognized tax benefits relating to uncertain tax positions was $86.6 million, a net increase of $12.2 million from December 31, 2025, primarily driven by current year positions and additions for prior year positions, partially offset by releases from the expiration of applicable statutes of limitations. Quanta’s consolidated federal income tax return for tax year 2024 is currently under examination by the Internal Revenue Service (IRS), and the consolidated federal income tax return for the 2023 tax year remains open to examination by the IRS, as the applicable statute of limitations periods have not yet expired. Additionally, various state and foreign tax returns filed by Quanta and certain subsidiaries for multiple periods remain under examination by various U.S. state and foreign tax authorities. Quanta does not consider any U.S. state in which it does business to be a major tax jurisdiction.

9. EQUITY:
Stock Repurchases
Quanta’s Board of Directors approved a new stock repurchase program, effective as of May 21, 2026, that authorizes Quanta to purchase, from time to time, up to $1.00 billion of its outstanding common stock, and as of September 30, 2026, $1.00 billion remained available under this repurchase program. Quanta’s prior stock repurchase program expired on June 30, 2026.
During the nine months ended September 30, 2026, Quanta did not repurchase any shares of its common stock under its stock repurchase programs. During the three months ended September 30, 2025, Quanta did not repurchase any shares of its common stock under its stock repurchase program. During the nine months ended September 30, 2025, Quanta repurchased 538,559 shares of its common stock in the open market under its stock repurchase program for $134.6 million.

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
Dividends
Quanta declared and paid the following cash dividends and cash dividend equivalents during 2025 and the first nine months of 2026 (in thousands, except per share amounts):

Declaration	Record	Payment	Dividend	Dividends
Date	Date	Date	Per Share	Declared
September 2, 2026	October 1, 2026	October 9, 2026	$0.11	$17,412
May 21, 2026	July 1, 2026	July 13, 2026	$0.11	$16,829
March 19, 2026	April 2, 2026	April 10, 2026	$0.11	$16,774
November 17, 2025	January 2, 2026	January 12, 2026	$0.11	$16,742
August 27, 2025	October 1, 2025	October 10, 2025	$0.10	$14,739
May 22, 2025	July 1, 2025	July 11, 2025	$0.10	$15,104
March 21, 2025	April 3, 2025	April 11, 2025	$0.10	$15,089

10. STOCK-BASED COMPENSATION:
Restricted Stock Units (RSUs) to be Settled in Common Stock
A summary of the activity for RSUs to be settled in common stock for the nine months ended September 30, 2026 and 2025 is as follows (RSUs in thousands):

	2026		2025
	RSUs	Weighted Average Grant Date Fair Value (Per Unit)	RSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	1,754	$226.39	2,024	$173.32
Granted	526	$580.57	575	$287.04
Vested	(580)	$225.95	(692)	$156.28
Forfeited	(69)	$227.81	(91)	$228.22
Unvested at September 30	1,631	$340.46	1,816	$213.15
The approximate fair value of RSUs that vested during the nine months ended September 30, 2026 and 2025 was $334.6 million and $197.9 million.
During the nine months ended September 30, 2026 and 2025, Quanta recognized $154.8 million and $102.3 million of non-cash stock compensation expense related to RSUs to be settled in common stock. As of September 30, 2026, there was $369.7 million of total unrecognized compensation expense related to unvested RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.37 years.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

PSUs to be Settled in Common Stock
A summary of the activity for PSUs to be settled in common stock for the nine months ended September 30, 2026 and 2025 is as follows (PSUs in thousands):

	2026		2025
	PSUs	Weighted Average Grant Date Fair Value (Per Unit)	PSUs	Weighted Average Grant Date Fair Value (Per Unit)
Unvested at January 1	348	$224.15	425	$177.69
Granted	196	$790.20	92	$259.17
Vested	(149)	$174.50	(165)	$123.88
Forfeited	—	N/A	(4)	$222.94
Unvested at September 30	395	$523.72	348	$224.12
For the majority of unvested PSUs, the final number of shares of common stock issuable upon vesting of PSUs can range from 0% to 215% of the number of PSUs initially granted, depending on the level of achievement. With respect to these unvested PSUs, vesting generally occurs following a three-year performance period. Additionally, on April 10, 2026, the Compensation Committee of the Board of Directors approved incentive compensation awards to certain senior leadership employees in the form of PSUs to be settled in shares of Quanta’s common stock. The number of PSUs that may be earned will be determined at the conclusion of a five-year performance period ending on December 31, 2030 based on pre-established performance goals. Specifically, the amount of PSUs that may be earned can be up to 300% of the target amount based on achievement of a specified compound annual growth rate for adjusted earnings per share by the end of the performance period, with a potential multiplier of up to 200% of such amount based on a specified compound annual growth rate for total shareholder return as of the end of the performance period (for maximum earned PSUs of up to 600% of target).
The Monte Carlo simulation valuation methodology applied to all the PSUs granted in 2026 and 2025 used the following key inputs:

	2026	2025
Valuation date price based on closing stock prices of Quanta common stock on February 26, 2026, April 10, 2026 and September 1, 2026 for 2026 and February 27, 2025 for 2025	$565.05 to $611.39	$259.26
Expected volatility (1)	35% to 37%	34%
Risk-free interest rate	3.45% to 4.43%	4.05%
Term in years	2.85 to 4.73	2.84
(1)    The expected volatility inputs for Quanta are based on historical volatility, which is based on Quanta’s dividend-adjusted closing prices over a period equivalent to the performance period.
During the nine months ended September 30, 2026 and 2025, Quanta recognized $39.1 million and $26.8 million of non-cash stock compensation expense related to PSUs to be settled in common stock.
As of September 30, 2026, there was an estimated $46.0 million of total unrecognized compensation expense related to unearned and unvested PSUs. This amount is based on forecasted attainment of performance metrics and estimated forfeitures of unearned and unvested PSUs. The compensation expense related to outstanding PSUs can vary from period to period based on changes in forecasted achievement of established performance goals and the total number of shares of common stock that Quanta anticipates will be issued upon vesting of such PSUs. This cost is expected to be recognized over a weighted average period of 1.79 years.
During each of the nine months ended September 30, 2026 and 2025, 0.3 million shares of common stock were issued in connection with earned and vested PSUs. The approximate fair values of PSUs earned and vested during the nine months ended September 30, 2026 and 2025 were $158.6 million and $83.9 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11. EMPLOYEE BENEFIT PLANS:
Deferred Compensation Plans
Quanta maintains non-qualified deferred compensation plans under which eligible directors and key employees may defer their receipt of certain cash compensation and/or the settlement of certain stock-based awards. As of September 30, 2026 and December 31, 2025, the liability related to deferred cash compensation under these plans, including amounts contributed by Quanta, was $138.6 million and $126.1 million, the majority of which was included in “Insurance and other non-current liabilities” in the accompanying condensed consolidated balance sheets. Additionally, as of September 30, 2026 and December 31, 2025, the settlement and issuance of 108,922 and 119,208 shares of common stock underlying certain stock-based awards had been deferred under these plans, and such issuances are scheduled to occur in future periods.
To provide for future obligations related to deferred cash compensation under these plans, Quanta has invested in corporate-owned life insurance (COLI) policies covering certain participants in the deferred compensation plans, the underlying investments of which are intended to be aligned with the investment alternatives elected by plan participants. The COLI assets are recorded at their cash surrender value, which is considered their fair market value, and as of September 30, 2026 and December 31, 2025, the fair market values were $131.4 million and $122.8 million and were included in “Other assets, net” in the accompanying condensed consolidated balance sheets. The level of inputs for these fair value measurements is Level 2.
Changes in the fair market value of Quanta’s COLI assets and deferred compensation liabilities largely offset and are recorded in the accompanying statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Gain (loss) related to change in fair value of:	2026	2025	2026	2025
Deferred compensation liabilities	$394	$(6,899)	$(10,936)	$(14,266)
COLI assets	$(1,143)	$5,707	$9,243	$12,133

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
Silverado Wildfire Matter
Since 2022, two of Quanta’s subsidiaries have received tenders of defense and demands for preservation of evidence from Southern California Edison Company (SCE) related to lawsuits filed against SCE and T-Mobile USA, Inc. (T-Mobile) in the Superior Court of California, County of Orange. The lawsuits generally asserted property damage and related claims on behalf of certain individuals and subrogation claims on behalf of insurers relating to damages caused by a wildfire that began in October 2020 in Orange County, California (the Silverado Fire) and damaged approximately 13,000 acres. The lawsuits alleged the Silverado Fire originated from utility poles in the area, generally claiming that each defendant failed to adequately maintain,

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

inspect, repair or replace its overhead facilities, equipment and utility poles and remove vegetation in the vicinity; that the utility poles were overloaded with equipment from shared usage; and that SCE failed to de-energize its facilities during red flag warnings for a Santa Ana wind event. The lawsuits alleged the Silverado Fire started when SCE and T-Mobile equipment contacted each other and noted the Orange County Fire Department was investigating whether a T-Mobile lashing wire contacted an SCE overhead primary conductor in high winds. T-Mobile filed cross-complaints against SCE alleging, among other things, that the ignition site of the Silverado Fire encompassed two utility poles replaced by SCE or a third party engaged by SCE, and that certain equipment, including T-Mobile’s lashing wire, was not sufficiently re-secured after the utility pole replacements. One of Quanta’s subsidiaries performed planning and other services related to the two utility poles, and another Quanta subsidiary replaced the utility poles and reattached the electrical and telecommunication equipment to the new utility poles in March 2019, approximately 19 months before the Silverado Fire. Pursuant to the general terms of a master services agreement and a master consulting services agreement between the Quanta subsidiaries and SCE, the subsidiaries agreed to defend and indemnify SCE against certain claims arising with respect to performance or nonperformance under the agreements. The SCE tender letters seek contractual indemnification and defense from Quanta’s subsidiaries for the claims asserted against SCE in the lawsuits and the T-Mobile cross-complaints.
Quanta will continue to review additional information in connection with this matter. As of September 30, 2026, Quanta believes that to the extent its subsidiaries are determined to be liable for any damages resulting from this matter, a material loss is not probable. Furthermore, Quanta believes that its insurance would be applied to, and adequate to cover, any such liabilities over the deductible amount applicable to this matter.
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
As of September 30, 2026 and December 31, 2025, the gross amount accrued for employer’s liability, workers’ compensation, auto liability, general liability, and group health claims totaled $688.9 million and $521.4 million, of which $417.8 million and $334.6 million are included in “Insurance and other non-current liabilities,” and the remainder is included in “Accounts payable and accrued expenses.” Related insurance recoveries/receivables as of September 30, 2026 and December 31, 2025 were $5.7 million and $5.8 million, of which $0.2 million and $0.2 million are included in “Prepaid expenses and other current assets” and $5.5 million and $5.6 million are included in “Other assets, net.” Losses under these insurance programs are accrued based upon Quanta’s estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of Quanta’s liability in proportion to other parties, the number of incidents not reported and the overall claims environment. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate.
Bonds and Parent Guarantees
As of September 30, 2026, the total amount of the outstanding performance bonds was estimated to be approximately $23.1 billion. Quanta’s estimated maximum exposure related to the value of the performance bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a performance bond generally extinguishes concurrently with the expiration of its related contractual obligation.
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

13. DETAIL OF CERTAIN ACCOUNTS:
Cash and Cash Equivalents
As of September 30, 2026 and December 31, 2025, cash equivalents were $908.1 million and $227.6 million and consisted primarily of money market investments, money market mutual funds and short-term deposits.
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

	September 30, 2026	December 31, 2025
Cash and cash equivalents held by domestic joint ventures	$148,040	$63,620
Cash and cash equivalents held by foreign joint ventures	19,634	10,639
Total cash and cash equivalents held by joint ventures	167,674	74,259
Cash and cash equivalents held by captive insurance company	11,344	19,595
Cash and cash equivalents not held by joint ventures or captive insurance company	2,136,253	345,654
Total cash and cash equivalents	$2,315,271	$439,508

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Inventories
Inventories consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Construction materials and aviation spare parts	$142,115	$143,994
Raw materials	83,012	64,758
Work-in-process	9,524	4,427
Finished goods and merchandise purchased for resale	245,861	157,193
Total inventories	$480,512	$370,372
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses	$705,956	$488,488
Other current assets	347,946	235,772
Prepaid expenses and other current assets	$1,053,902	$724,260
As of September 30, 2026 and December 31, 2025, prepaid expenses primarily include prepaid job costs, prepaid insurance expense and prepaid software expense.
Other Intangible Assets
Quanta’s identifiable intangible assets were as follows (in thousands):

	September 30, 2026	December 31, 2025
Customer relationships	$4,111,340	$3,523,939
Backlog	675,538	618,911
Trade names	904,217	794,379
Non-compete agreements	95,296	91,781
Patented rights, developed technology, process certifications and other	35,434	35,413
Curriculum	17,508	16,691
Other intangible assets subject to amortization	5,839,333	5,081,114
Accumulated amortization	(2,672,463)	(2,177,926)
Other intangible assets subject to amortization, net	3,166,870	2,903,188
Engineering license	3,000	3,000
Other intangible assets, net	$3,169,870	$2,906,188
Property and Equipment
Accumulated depreciation related to property and equipment was $2.47 billion and $2.25 billion as of September 30, 2026 and December 31, 2025. In addition, Quanta held property and equipment, net of $220.4 million and $211.9 million in foreign countries, primarily Canada, as of September 30, 2026 and December 31, 2025.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable, trade	$4,259,405	$2,832,600
Accrued compensation and related expenses	1,361,148	781,610
Other accrued expenses	1,569,140	965,248
Accounts payable and accrued expenses	$7,189,693	$4,579,458

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of December 31, 2025, other accrued expenses primarily include the current portion of accrued insurance liabilities as further described in Note 12, unearned revenues and accrued interest, as well as income, franchise and sales and use taxes payable. As of September 30, 2026, other accrued expenses primarily include these items as well as the current portion of contingent consideration liabilities, as further described in Note 4.

14. SUPPLEMENTAL CASH FLOW INFORMATION:
Restricted cash includes any cash that is legally restricted as to withdrawal or usage. Reconciliations of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows are as follows (in thousands):

	September 30,
	2026	2025
Cash and cash equivalents	$2,315,271	$610,387
Restricted cash included in “Prepaid expenses and other current assets”	3,400	1,402
Restricted cash included in “Other assets, net”	2,618	1,887
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$2,321,289	$613,676

	December 31,
	2025	2024
Cash and cash equivalents	$439,508	$741,960
Restricted cash included in “Prepaid expenses and other current assets”	1,428	2,686
Restricted cash included in “Other assets, net”	1,887	1,364
Total cash, cash equivalents, and restricted cash reported in the statements of cash flows	$442,823	$746,010
Cash paid for interest was as follows (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Interest paid	$225,519	$169,712
Accrued capital expenditures were $85.9 million and $37.0 million as of September 30, 2026 and 2025. The impact of these items has been excluded from Quanta’s capital expenditures in the accompanying condensed consolidated statements of cash flows due to their non-cash nature.

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

Overview
Our third quarter 2026 results reflect increased demand for our services, as consolidated revenues and operating income increased as compared to the third quarter of 2025, with increased revenues and operating income in both our Electric Infrastructure Solutions (Electric) and Underground Utility and Infrastructure Solutions (Underground and Infrastructure) segments.
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
With respect to our Underground and Infrastructure segment, we continue to believe the market for our industrial solutions and gas utility and pipeline integrity services remains solid given the recurring critical-path maintenance requirements and regulated spend dedicated to modernizing systems, reducing methane emissions, ensuring environmental compliance and improving safety and reliability. However, revenues associated with large pipeline projects have fluctuated in recent years, and we anticipate that revenues associated with these projects will continue to fluctuate. Our acquisition of Dynamic Systems (DSI), LLC (Dynamic Systems) during 2025 expanded our capabilities and solutions related to turnkey mechanical, plumbing and process infrastructure solutions. Additionally, acquisitions in 2025 enhanced our ability to provide heavy civil and site preparation construction services for the industrial, energy and technology and load center markets. There has been significant demand for these services by data center, manufacturing, semiconductor and other large load facilities, and we believe there are also opportunities to provide these services to other core end markets.
During the nine months ended September 30, 2026, increased revenues and operating income contributed to $2.94 billion of net cash provided by operating activities, which was a 167% increase compared to the nine months ended September 30, 2025. This cash provided by operating activities, along with borrowings under our credit facility and commercial paper program and issuance of senior notes described below, allowed us to execute our business plan, including the strategic acquisitions of certain businesses and investments in unconsolidated affiliates, for which we utilized $1.15 billion of cash, and payments of $50.9 million in dividends associated with our common stock. Additionally, as of September 30, 2026, available commitments under our senior credit facility, combined with our cash and cash equivalents, totaled $5.21 billion.
In August 2026, we issued $2.00 billion aggregate principal amount of senior notes and received net proceeds of $1.98 billion, net of the original issue discount, underwriting discounts and deferred financing costs. We used a portion of the proceeds to repay certain outstanding borrowings and the remainder has been or will be utilized for general corporate purposes. Our debt financing arrangements are more fully described in Note 7 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.

We expect the strong demand for our services will continue. Our remaining performance obligations and backlog were $41.75 billion and $63.73 billion as of September 30, 2026, representing increases of 75.7% and 44.9% relative to December 31, 2025. For a reconciliation of backlog to remaining performance obligations, the most comparable financial measure prepared in conformity with generally accepted accounting principles in the United States (GAAP), see Non-GAAP Financial Measures below.

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
Revenue mix and impact on margins. The mix of revenues based on the types of services we provide in a given period will impact margins, as certain industries and services provide higher-margin opportunities. Our larger or more complex projects typically include, among others, transmission projects with higher voltage capacities; pipeline projects with larger-diameter throughput capacities; large-scale power generation projects; complex data center projects; and projects with increased engineering, design or construction complexities, more difficult terrain or geographical requirements, or longer distance requirements. These projects typically yield opportunities for higher margins than our recurring services under MSAs described above, as we assume a greater degree of performance risk and there is greater utilization of our resources for longer construction timeframes. However, larger projects are subject to additional risk of permitting and regulatory delay and cyclicality. Project schedules also fluctuate, particularly in connection with larger, more complex or longer-term projects, which can affect the amount of work performed in a given period. Furthermore, smaller or less complex projects typically have a greater number of companies competing for them, and competitors at times may more aggressively pursue available work. A greater percentage of smaller scale or less complex work also could negatively impact margins due to the inefficiency of transitioning between a greater number of smaller projects versus continuous production on fewer larger projects. As a result, at times we may choose to maintain a portion of our workforce and equipment in an underutilized capacity to ensure we are strategically positioned to deliver on larger projects when they move forward.
Project variability and performance. Margins for a single project may fluctuate period to period due to changes in the volume or type of work performed, the pricing structure under the project contract or job productivity. Additionally, our productivity and performance on a project can vary period to period based on a number of factors, including unexpected project difficulties or site conditions (including in connection with difficult geographic characteristics); project location, including locations with challenging operating conditions; whether the work is on an open or encumbered right of way; inclement weather or severe weather events; environmental restrictions; permitting and regulatory delays; protests, public activism, other political activity or legal challenges related to a project; and the performance of third parties. Moreover, we currently generate a significant portion of our revenues under fixed price contracts, and fixed price contracts are more common in connection with our larger and more complex projects that typically involve greater performance risk. Under these contracts, we assume risks related to project estimates and execution, and project revenues can vary, sometimes substantially, from our original projections due to a variety of factors, including the additional complexity, timing uncertainty or extended bidding, regulatory and permitting processes associated with these projects. These variations can result in a reduction in expected profit, the incurrence of losses on a project or the issuance of change orders and/or assertion of contract claims against customers. See Contract Estimates and Changes in Estimates in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
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

Results of Operations
Consolidated Results
Three months ended September 30, 2026 compared to the three months ended September 30, 2025
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands).

	Three Months Ended September 30,				Change
	2026		2025		$	%
Revenues	$12,014,877	100.0%	$7,631,408	100.0%	$4,383,469	57.4%
Cost of services	10,006,595	83.3	6,414,974	84.1	3,591,621	56.0%
Gross profit	2,008,282	16.7	1,216,434	15.9	791,848	65.1%
Equity in earnings of integral unconsolidated affiliates	9,987	0.1	13,731	0.2	(3,744)	(27.3)%
Selling, general and administrative expenses	(783,287)	(6.5)	(572,950)	(7.5)	(210,337)	36.7%
Amortization of intangible assets	(188,632)	(1.6)	(133,195)	(1.7)	(55,437)	41.6%
Increase in fair value of contingent consideration liabilities	(19,803)	(0.2)	(6,803)	(0.1)	(13,000)	191.1%
Operating income	1,026,547	8.5	517,217	6.8	509,330	98.5%
Interest and other financing expenses	(83,985)	(0.7)	(71,806)	(0.9)	(12,179)	17.0%
Interest income	9,721	0.1	3,722	—	5,999	161.2%
Other (expense) income, net	(7,717)	—	13,311	0.2	(21,028)	(158.0)%
Income before income taxes	944,566	7.9	462,444	6.1	482,122	104.3%
Provision for income taxes	237,655	2.0	119,605	1.6	118,050	98.7%
Net income	706,911	5.9	342,839	4.5	364,072	106.2%
Less: Net income attributable to non-controlling interests	12,052	0.1	3,419	0.1	8,633	252.5%
Net income attributable to common stock	$694,859	5.8%	$339,420	4.4%	$355,439	104.7%
Revenues. Revenues increased due to a $3.63 billion increase in revenues from our Electric segment and a $755.7 million increase in revenues from our Underground and Infrastructure segment. See Segment Results below for additional information and discussion related to segment revenues.
Cost of services. Cost of services primarily includes wages, benefits, subcontractor costs, materials, equipment, and other direct and indirect costs, including related depreciation. The increase in cost of services correlates to the increase in revenues.
Selling, general and administrative expenses. The increase was primarily attributable to a $103.8 million increase in compensation expense largely due to an increase in headcount to support business growth and increased levels of variable compensation due to increased profitability, as well as $79.8 million related to recently acquired businesses. Also contributing to the increase was a $23.0 million increase in travel, professional fees and information technology expenses.
Amortization of intangible assets. The increase was related to incremental amortization expense associated with recent acquisitions.
Operating income. Operating income was positively impacted by a $534.3 million increase in operating income for our Electric segment and an $85.7 million increase in operating income for our Underground and Infrastructure segment, partially offset by a $110.7 million increase in corporate and non-allocated costs, which includes amortization expense. Results for each of our business segments and corporate and non-allocated costs are discussed in Segment Results below.
Interest and other financing expenses. The majority of the increase resulted from higher levels of principal on fixed rate debt balances as compared to the three months ended September 30, 2025. This increase resulted primarily from the issuance of $1.50 billion of aggregate principal amount of senior notes in August 2025 and $2.00 billion of aggregate principal amount of senior notes in August 2026, partially offset by repayments of the term loan under our senior credit facility and certain outstanding borrowings under our commercial paper program.

Other (expense) income, net. The other expense for the three months ended September 30, 2026 was primarily related to $7.1 million in foreign currency losses.
Provision for income taxes. The effective income tax rates for the three months ended September 30, 2026 and 2025 were 25.2% and 25.9%. The lower effective tax rate for the three months ended September 30, 2026 was primarily due to changes in the mix of earnings across the jurisdictions in which we operate.
Comprehensive income attributable to common stock. See Statements of Comprehensive Income in Item 1. Financial Statements of Part I of this Quarterly Report. Comprehensive income attributable to common stock increased by $388.7 million in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 primarily due to a $364.1 million increase in net income and a $26.4 million increase in foreign currency translation adjustments. The predominant functional currencies for our operations outside the United States are the Canadian and Australian dollars. The increase in foreign currency translation adjustments primarily resulted from performance of the U.S. dollar relative to the Canadian dollar.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
The following table sets forth selected statements of operations data, such data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior period (dollars in thousands):

	Nine Months Ended September 30,				Change
	2026		2025		$	%
Revenues	$29,446,661	100.0%	$20,637,749	100.0%	$8,808,912	42.7%
Cost of services	24,785,872	84.2	17,579,704	85.2	7,206,168	41.0%
Gross profit	4,660,789	15.8	3,058,045	14.8	1,602,744	52.4%
Equity in earnings of integral unconsolidated affiliates	36,046	0.1	41,104	0.2	(5,058)	(12.3)%
Selling, general and administrative expenses	(2,102,503)	(7.1)	(1,595,271)	(7.7)	(507,232)	31.8%
Amortization of intangible assets	(497,970)	(1.7)	(355,935)	(1.7)	(142,035)	39.9%
Increase in fair value of contingent consideration liabilities	(36,202)	(0.1)	(21,363)	(0.1)	(14,839)	69.5%
Operating income	2,060,160	7.0	1,126,580	5.5	933,580	82.9%
Interest and other financing expenses	(230,800)	(0.8)	(185,697)	(0.9)	(45,103)	24.3%
Interest income	15,936	0.1	11,345	0.1	4,591	40.5%
Other (expense) income, net	(27,211)	(0.1)	17,688	—	(44,899)	(253.8)%
Income before income taxes	1,818,085	6.2	969,916	4.7	848,169	87.4%
Provision for income taxes	420,164	1.5	244,585	1.2	175,579	71.8%
Net income	1,397,921	4.7	725,331	3.5	672,590	92.7%
Less: Net income attributable to non-controlling interests	31,056	0.1	12,403	—	18,653	150.4%
Net income attributable to common stock	$1,366,865	4.6%	$712,928	3.5%	$653,937	91.7%
Revenues. Revenues increased due to a $7.53 billion increase in revenues from our Electric segment and a $1.28 billion increase in revenues from our Underground and Infrastructure segment. See Segment Results below for additional information and discussion related to segment revenues.
Cost of services. Costs of services primarily includes wages, benefits, subcontractor costs, materials, equipment, and other direct and indirect costs, including related depreciation. The increase in cost of services correlates to the increase in revenues.
Selling, general and administrative expenses. The increase was primarily attributable to a $230.9 million increase in compensation expense largely due to an increase in headcount to support business growth and increased levels of variable compensation due to increased profitability, as well as $199.4 million related to recently acquired businesses. Also contributing to the increase was a $73.4 million increase in travel, professional fees and information technology expenses.
Amortization of intangible assets. The increase was related to incremental amortization expense associated with recent acquisitions.

Operating income. Operating income was positively impacted by a $1.03 billion increase in operating income for our Electric segment and a $179.6 million increase in operating income for our Underground and Infrastructure segment, partially offset by a $278.8 million increase in corporate and non-allocated costs, which includes amortization expense. Results for each of our business segments and corporate and non-allocated costs are discussed in Segment Results below.
Interest and other financing expenses. The majority of the increase resulted from higher levels of principal on fixed rate debt balances as compared to the nine months ended September 30, 2025. This increase resulted primarily from the issuance of $2.00 billion of aggregate principal amount of senior notes in August 2026 and $1.50 billion of aggregate principal amount of senior notes in August 2025, partially offset by repayments of the term loan under our senior credit facility and certain outstanding borrowings under our commercial paper program.
Other (expense) income, net. The net other expense for the nine months ended September 30, 2026 included $10.4 million of decrease in fair value of non-marketable equity security investments, net; $10.1 million of equity in losses from non-integral unconsolidated affiliates; and $7.4 million related to foreign currency losses.
Provision for income taxes. The effective income tax rates for the nine months ended September 30, 2026 and 2025 were 23.1% and 25.2%. The lower effective tax rate for the nine months ended September 30, 2026 was primarily due to a $33.3 million increase in U.S. federal and state tax benefit from the vesting of non-cash compensation awards.
Comprehensive income attributable to common stock. See Statements of Comprehensive Income in Item 1. Financial Statements of Part I of this Quarterly Report. Comprehensive income attributable to common stock increased by $579.3 million in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to a $672.6 million increase in net income, partially offset by a $80.1 million decrease in foreign currency translation adjustments. The predominant functional currencies for our operations outside the United States are the Canadian and Australian dollars. The decrease in foreign currency translation adjustments primarily resulted from the performance of the U.S. dollar relative to the Canadian dollar.
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
The following tables set forth segment revenues, segment operating income, corporate and non-allocated costs and operating margins for the periods indicated, as well as the dollar and percentage changes from the prior periods (dollars in thousands):
Three months ended September 30, 2026 compared to the three months ended September 30, 2025

	Three Months Ended September 30,				Change
	2026		2025		$	%
Revenues:
Electric	$9,799,838	81.6%	$6,172,019	80.9%	$3,627,819	58.8%
Underground and Infrastructure	2,215,039	18.4	1,459,389	19.1	755,650	51.8%
Consolidated revenues	$12,014,877	100.0%	$7,631,408	100.0%	$4,383,469	57.4%
Operating income (loss):
Electric	$1,238,137	12.6%	$703,839	11.4%	$534,298	75.9%
Underground and Infrastructure	207,952	9.4%	122,216	8.4%	85,736	70.2%
Corporate and non-allocated costs	(419,542)	(3.5)%	(308,838)	(4.0)%	(110,704)	35.8%
Consolidated operating income	$1,026,547	8.5%	$517,217	6.8%	$509,330	98.5%

Electric Segment Results
Revenues. The increase in revenues for the three months ended September 30, 2026 was primarily due to increased demand for our services, as well as approximately $1.22 billion in revenues attributable to acquired businesses.
Operating Income. The increase in operating income and operating margin for the three months ended September 30, 2026 was primarily due to the increased revenues and improved execution across our electric and power generation services.
Underground and Infrastructure Segment Results
Revenues. The increase in revenues for the three months ended September 30, 2026 was primarily due to increased demand for our services, as well as approximately $335 million in revenues attributable to acquired businesses.
Operating Income. The increase in operating income and operating margin for the three months ended September 30, 2026 was primarily due to increased revenues from our recently acquired businesses that perform mechanical services, which contributed to higher levels of fixed cost absorption.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the three months ended September 30, 2026 was primarily due to a $55.4 million increase in intangible asset amortization expense associated with acquisitions since September 30, 2025. Also contributing to the increase was a $36.6 million increase in compensation expense, which was primarily attributable to increased non-cash stock compensation expense in support of business growth and increased levels of variable compensation due to increased profitability.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

	Nine Months Ended September 30,				Change
	2026		2025		$	%
Revenues:
Electric	$24,106,300	81.9%	$16,574,484	80.3%	$7,531,816	45.4%
Underground and Infrastructure	5,340,361	18.1	4,063,265	19.7	1,277,096	31.4%
Consolidated revenues	$29,446,661	100.0%	$20,637,749	100.0%	$8,808,912	42.7%
Operating income (loss):
Electric	$2,697,444	11.2%	$1,664,623	10.0%	$1,032,821	62.0%
Underground and Infrastructure	469,341	8.8%	289,786	7.1%	179,555	62.0%
Corporate and non-allocated costs	(1,106,625)	(3.8)%	(827,829)	(4.0)%	(278,796)	33.7%
Consolidated operating income	$2,060,160	7.0%	$1,126,580	5.5%	$933,580	82.9%
Electric Segment Results
Revenues. The increase in revenues for the nine months ended September 30, 2026 was primarily due to increased demand for our services and approximately $2.25 billion in revenues attributable to acquired businesses.
Operating Income. The increase in operating income and operating margin for the nine months ended September 30, 2026 was primarily due to the increased revenues and improved execution across our electric and power generation services.
Underground and Infrastructure Segment Results
Revenues. The increase in revenues for the nine months ended September 30, 2026 was primarily due to approximately $1.02 billion in revenues attributable to acquired businesses.
Operating Income. The increase in operating income and operating margin for the nine months ended September 30, 2026 was primarily due to increased revenues from our recently acquired businesses that perform mechanical services, which contributed to higher levels of fixed cost absorption.
Corporate and Non-Allocated Costs
The increase in corporate and non-allocated costs during the nine months ended September 30, 2026 was primarily due to a $142.0 million increase in intangible asset amortization primarily related to acquisitions since September 30, 2025 and a $94.6 million increase in compensation expense, which was primarily attributable to increased non-cash stock compensation expense in support of business growth and increased levels of variable compensation due to increased profitability. Additionally, in 2026 there was an increase of $37.7 million related to fair value of contingent consideration liabilities, acquisition and integration costs and information technology expenses.

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
As to certain of the items below, (i) non-cash stock-based compensation expense varies from period to period due to acquisition activity, changes in the estimated fair value of performance-based awards, forfeiture rates, accelerated vesting and amounts granted; (ii) acquisition and integration costs vary from period to period depending on the level and complexity of our acquisition activity; (iii) equity in losses (earnings) of non-integral unconsolidated affiliates varies from period to period depending on the activity and financial performance of such affiliates, the operations of which are not operationally integral to us; (iv) change in fair value of contingent consideration liabilities varies from period to period depending on the performance in post-acquisition periods of certain acquired businesses and the effect of present value accretion on fair value calculations; and (v) gain on sale and change in fair value of non-marketable equity securities, net varies from period to period based on various factors, including disposition activity, and changes in qualifying observable prices on investments. Because EBITDA and adjusted EBITDA, as defined, exclude some, but not all, items that affect net income attributable to common stock, such measures may not be comparable to similarly titled measures of other companies. The most comparable GAAP financial measure, net income attributable to common stock, and information reconciling the GAAP and non-GAAP financial measures, are included below. The following table shows dollars in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income attributable to common stock (GAAP as reported)	$694,859	$339,420	$1,366,865	$712,928
Interest and other financing expenses	83,985	71,806	230,800	185,697
Interest income	(9,721)	(3,722)	(15,936)	(11,345)
Provision for income taxes	237,655	119,605	420,164	244,585
Depreciation expense	120,387	103,875	350,819	300,714
Amortization of intangible assets	188,632	133,195	497,970	355,935
Interest, income taxes, depreciation and amortization included in equity in earnings of integral unconsolidated affiliates	9,172	8,668	26,030	21,408
EBITDA	1,324,969	772,847	2,876,712	1,809,922
Non-cash stock-based compensation	67,926	46,899	193,939	129,121
Acquisition and integration costs (1)	34,792	31,903	74,544	70,277
Equity in losses of non-integral unconsolidated affiliates	1,420	80	10,097	497
Gain on sale and change in fair value of non-marketable equity security investments, net	—	(205)	10,380	(205)
Increase in fair value of contingent consideration liabilities	19,803	6,803	36,202	21,363
Adjusted EBITDA	$1,448,910	$858,327	$3,201,874	$2,030,975
(1) The amounts include $1.9 million and $6.7 million for the three months ended September 30, 2026 and 2025 and $6.1 million and $15.2 million for the nine months ended September 30, 2026 and 2025 that, pursuant to acquisition purchase agreements, were or will be withheld from the sellers’ proceeds, and have or will be paid to certain employees upon satisfaction of post-closing service obligations.
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
As of September 30, 2026 and December 31, 2025, MSAs accounted for 31% and 37% of our estimated 12-month backlog and 37% and 44% of our total backlog. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts can be terminated on short notice even if we are not in default. We determine the estimated backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications. In addition, many of our MSAs are subject to renewal, and these potential renewals are considered in determining estimated backlog. As a result, estimates for remaining performance obligations and backlog are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, permitting and regulatory requirements, natural disasters, emergencies and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected.

The following table reconciles total remaining performance obligations to our backlog (a non-GAAP financial measure) by reportable segment along with estimates of amounts expected to be realized within 12 months (in thousands):

	September 30, 2026		December 31, 2025
	12 Month	Total	12 Month	Total
Electric
Remaining performance obligations	$24,564,896	$37,358,173	$14,188,737	$21,638,080
Estimated orders under MSAs and short-term, non-fixed price contracts	6,550,070	14,526,940	7,755,355	14,528,626
Backlog	$31,114,966	$51,885,113	$21,944,092	$36,166,706

Underground and Infrastructure
Remaining performance obligations	$3,398,120	$4,394,823	$1,518,060	$2,124,934
Estimated orders under MSAs and short-term, non-fixed price contracts	3,935,186	7,451,757	2,404,135	5,684,768
Backlog	$7,333,306	$11,846,580	$3,922,195	$7,809,702

Total
Remaining performance obligations	$27,963,016	$41,752,996	$15,706,797	$23,763,014
Estimated orders under MSAs and short-term, non-fixed price contracts	10,485,256	21,978,697	10,159,490	20,213,394
Backlog	$38,448,272	$63,731,693	$25,866,287	$43,976,408
The increases in both remaining performance obligations and backlog from December 31, 2025 to September 30, 2026 were partially due to additional awards and increased volume with existing customers, and to a lesser extent, the impact of acquisitions that occurred in the nine months ended September 30, 2026.

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
Cash Requirements and Capital Allocation
During the nine months ended September 30, 2026, there were no material changes outside the ordinary course of business in the specified contractual obligations or changes to our capital allocation priorities as set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2025 Annual Report.
During the nine months ended September 30, 2026, we completed the acquisition of five businesses in which a portion of the consideration, net of cash acquired, consisted of $1.10 billion in net cash paid on the respective acquisition dates, funded with a combination of cash and cash equivalents, borrowings from our existing debt financing arrangements and proceeds from the issuance of senior notes. For additional information regarding our recent acquisitions, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.
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
Our available commitments under our senior credit facility and cash and cash equivalents as of September 30, 2026 were as follows (in thousands):

September 30, 2026
Total capacity available for revolving loans, credit support for commercial paper program and letters of credit	$2,980,000
Less:
Borrowings of revolving loans	20,375
Letters of credit outstanding	63,504
Available commitments for revolving loans, credit support for commercial paper program and letters of credit	2,896,121
Plus:
Cash and cash equivalents (1)	2,315,271
Total	$5,211,392
(1)     Further information with respect to our cash and cash equivalents is set forth below and in Note 13 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. This amount includes $141.4 million in jurisdictions outside of the United States, principally Australia. There are currently no legal or economic restrictions that would materially impede our ability to repatriate such cash.
In July 2026, we increased the aggregate revolving commitments under the credit agreement for our senior credit facility from $2.80 billion to $2.98 billion and extended the maturity date for revolving loans from July 31, 2030 to July 31, 2031. Additionally, effective August 8, 2026, we increased the maximum aggregate amount of our existing unsecured commercial paper program from $2.80 billion to $2.98 billion of notes outstanding at any time. In August 2026, we issued $2.00 billion aggregate principal amount of senior notes and received net proceeds of $1.98 billion, net of the original issue discount, underwriting discounts and deferred financing costs. We used a portion of the proceeds to repay certain outstanding borrowings and the remainder has been or will be utilized for general corporate purposes.
We consider our investment policies related to cash and cash equivalents to be conservative, as we maintain a diverse portfolio of what we believe to be high-quality cash and cash equivalent investments with short-term maturities. Additionally, subject to the conditions specified in the credit agreement for our senior credit facility, we have the option to increase the capacity of our senior credit facility, in the form of an increase in the revolving commitments, term loans or a combination thereof, from time to time, upon receipt of additional commitments from new or existing lenders by up to an additional (i) $400.0 million plus (ii) additional amounts so long as the Incremental Leverage Ratio Requirement (as defined in the credit agreement) is satisfied at the time of such increase. The Incremental Leverage Ratio Requirement requires, among other things, after giving pro forma effect to such increase and the use of proceeds therefrom, compliance with the financial covenants in the credit agreement as of the most recent fiscal quarter end for which financial statements were required to be delivered. Further information with respect to our debt obligations is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report.

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
Sources and Uses of Cash, Cash Equivalents and Restricted Cash During the Nine Months Ended September 30, 2026 and 2025
In summary, our cash flows for each period were as follows (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Net cash provided by operating activities	$2,940,929	$1,102,405
Net cash used in investing activities	$(1,802,133)	$(2,285,686)
Net cash provided by financing activities	$725,348	$1,031,409
Operating Activities
Net cash provided by operating activities of $2.94 billion and $1.10 billion in the nine months ended September 30, 2026 and 2025 primarily reflected earnings adjusted for non-cash items and cash provided and used by the main components of working capital: “Accounts, notes and retainage receivable,” “Contract assets,” “Inventories,” “Prepaid expenses and other current assets,” “Accounts payable and accrued expenses,” and “Contract liabilities.”
Days sales outstanding (DSO) represents the average number of days it takes revenues to be converted into cash, which management believes is an important metric for assessing liquidity. A decrease in DSO has a favorable impact on cash flow from operating activities, while an increase in DSO has a negative impact on cash flow from operating activities. DSO is calculated by using the sum of current accounts receivable, net of allowance (which includes retainage and unbilled balances), plus contract assets, less contract liabilities, and divided by average revenues per day during the quarter. DSO as of September 30, 2026 was 50 days, which was lower than DSO of 66 days as of September 30, 2025 and lower than our five-year historical average DSO of 69 days. Negatively impacting DSO as of September 30, 2025 were change orders and claims included in contract assets from the large renewable transmission project in Canada further described in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report. Net cash provided by operating activities for the nine months ended September 30, 2025 was negatively impacted by the payment of approximately $109.1 million in federal income tax that was deferred from 2024 pursuant to federal disaster relief.
Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2026 primarily included $1.10 billion related to acquisitions and $719.0 million of capital expenditures.
Net cash used in investing activities in the nine months ended September 30, 2025 primarily included $1.78 billion related to acquisitions, $415.6 million of capital expenditures and $149.2 million of cash paid primarily for an integral equity method investment. Partially offsetting these items were $39.4 million of proceeds from the sale of, and insurance settlements related to, property and equipment.
Our industry is capital intensive, and we expect substantial capital expenditures and commitments for equipment purchases and equipment lease and rental arrangements and certain strategic manufacturing facility expansions to be needed for the foreseeable future in order to meet anticipated demand for our services. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or amount of the cash needed for these initiatives. We also have various other capital commitments that are detailed in Cash Requirements and Capital Allocation above and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of Part II of our 2025 Annual Report.
Financing Activities
In August 2026, we issued $2.00 billion aggregate principal amount of senior notes and received net proceeds of $1.98 billion, net of the original issue discount and underwriting discounts. Net cash provided by financing activities in the nine months ended September 30, 2026 included $969.4 million of net repayments under our senior credit facility and commercial paper program, $174.7 million of payments to satisfy tax withholding obligations associated with stock-based compensation and $50.9 million for the payment of dividends.
In August 2025, we issued $1.50 billion aggregate principal amount of senior notes and received net proceeds of $1.49 billion, net of the original issue discount and underwriting discounts, and used the proceeds to repay certain borrowings that were utilized in our acquisition program. Net cash provided by financing activities in the nine months ended September 30, 2025 included $51.2 million of net repayments under our senior credit facility and commercial paper program. Financing costs paid directly by us during the nine months ended September 30, 2025 were $4.9 million, which primarily related to the August 2025 issuance of senior notes. Net cash provided by financing activities in the nine months ended September 30, 2025 also included $134.6 million of repurchases of common stock, $102.6 million of payments for contingent consideration liabilities, $97.6 million of payments to satisfy tax withholding obligations associated with stock-based compensation and $45.4 million for the payment of dividends.
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

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2026. Our primary exposure to market risk relates to unfavorable changes in interest rates and currency exchange rates. Refer to the information on financial market risk related to changes in interest rates and foreign currency exchange rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our 2025 Annual Report.

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

As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b), as such disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Evaluation of Internal Control over Financial Reporting
We acquired five businesses during the nine months ended September 30, 2026. We are in the process of integrating these acquired businesses into our overall internal control over financial reporting process. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during a period not to exceed one year from the date of acquisition.
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
During the three months ended September 30, 2026, we completed three acquisitions on July 10, 2026, August 31, 2026 and September 11, 2026, in which a portion of the consideration for the acquisitions consisted of the unregistered issuance of shares of our common stock. The aggregate consideration paid at closing in these acquisitions included 299,176 shares of our common stock, valued at $180.3 million as of the acquisition dates.
Additionally, on October 14, 2026, we completed an acquisition in which a portion of the consideration for the acquisition consisted of the unregistered issuance of shares of our common stock. The aggregate consideration paid at closing in this acquisition included 17,791 shares of our common stock, valued at $10.9 million as of the acquisition date.
On April 22, 2026 and October 2, 2026, we settled contingent consideration liabilities related to certain acquisitions, and a portion of the settlement consisted of the unregistered issuance of shares of our common stock. The aggregate settlement for these acquisitions included 24,999 shares of our common stock, valued at $15.5 million based on each respective measurement date.
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
Issuer Purchases of Equity Securities During the Third Quarter of 2026
The following table contains information about our purchases of equity securities during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1 - July 31
Open Market Stock Repurchases (1)	—	$—	—	$1,000,000,000
Tax Withholding (2)	2,507	$656.51	—
August 1 - August 31
Open Market Stock Repurchases (1)	—	$—	—	$1,000,000,000
Tax Withholding (2)	20,140	$681.79	—
September 1 - September 30
Open Market Stock Repurchases (1)	—	$—	—	$1,000,000,000
Tax Withholding (2)	10,465	$607.27	—
As of September 30, 2026	33,112		—	$1,000,000,000

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

Item 5. Other Information.
Insider Trading Arrangements
During the three months ended September 30, 2026, no director or officer of Quanta adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
4.1
Indenture, dated September 22, 2020, between Quanta Services, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (previously filed as Exhibit 4.1 to the Company’s Form 8-K filed September 25, 2020 and incorporated herein by reference)

4.2
Tenth Supplemental Indenture, dated as of August 6, 2026, between Quanta Services, Inc. and U.S. Bank Trust Company, National Association, as trustee (previously filed as Exhibit 4.2 to the Company’s Form 8-K filed August 6, 2026 and incorporated herein by reference)

4.3
Eleventh Supplemental Indenture, dated as of August 6, 2026, between Quanta Services, Inc. and U.S. Bank Trust Company, National Association, as trustee (previously filed as Exhibit 4.3 to the Company’s Form 8-K filed August 6, 2026 and incorporated herein by reference)

4.4
Twelfth Supplemental Indenture, dated as of August 6, 2026, between Quanta Services, Inc. and U.S. Bank Trust Company, National Association, as trustee (previously filed as Exhibit 4.4 to the Company’s Form 8-K filed August 6, 2026 and incorporated herein by reference)

4.5		Form of 4.850% Senior Notes due 2029 (incorporated by reference from Exhibit 4.2) (previously filed as Exhibit 4.5 to the Company’s Form 8-K filed August 6, 2026 and incorporated herein by reference)
4.6		Form of 5.300% Senior Notes due 2033 (incorporated by reference from Exhibit 4.3) (previously filed as Exhibit 4.6 to the Company’s Form 8-K filed August 6, 2026 and incorporated herein by reference)
4.7		Form of 5.550% Senior Notes due 2036 (incorporated by reference from Exhibit 4.4) (previously filed as Exhibit 4.7 to the Company’s Form 8-K filed August 6, 2026 and incorporated herein by reference)
10.1
Incremental Revolving Credit Increase Agreement, Consent to Extension of the Maturity Date, Lender Joinder Agreement and Fourteenth Amendment to Fourth Amended and Restated Credit Agreement, dated as of July 29, 2026, among Quanta Services, Inc., as a borrower and the guarantor, certain subsidiaries of Quanta Services, Inc., as borrowers, the lenders party thereto and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.2 to Quanta’s Form 10-Q for the quarter ended June 30, 2026 filed on July 30, 2026 and incorporated herein by reference)

31.1	*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
95	*	Mine Safety Disclosures
101	*
The following financial statements from Quanta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and with detailed tags

104	*	The cover page from Quanta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101)
_______________________________________

*	Filed or furnished herewith
^	Management contracts or compensatory plans or arrangements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTA SERVICES, INC.

By:	/s/ PAUL M. NOBEL
Paul M. Nobel Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: October 29, 2026